Form 10-Q
period 1995-03-31
SOFTNET SYSTEMS INC
filed 1995-10-23
CIK 97196

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                     ________________________________________


                                    FORM 10-QSB


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



     For the quarter ended:  March 31, 1995   Commission File No.:  1-5270





                               SOFTNET SYSTEMS, INC.
              (Exact name of registrant as specified in its charter)



                New York                                11-1817252
     (State of incorporation)            (I.R.S. employer identification no.)


                 One Overlook Place, Lincolnshire, Illinois 60069
                      (Address of principal executive office)


        Registrant's telephone number, including area code:  (708) 793-2000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                Yes __X__  No _____

     As of March 31, 1995, 2,834,919 common shares were outstanding which includes 29,630 shares of common stock subject to put options.



  PART 1.  FINANCIAL STATEMENTS

                      SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                    March 31,       September 30,
                                                     1995               1994
                                                   (Unaudited)
                        ASSETS
  Current assets:
     Cash                                       $    405,504        $    176,538

     Trade receivables, net of allowance for
          doubtful accounts of $16,000 at
       	  March 31, 1995                           1,729,866              88,986
     Other receivables                               197,487                   -
     Inventories                                     850,514                   -
     Prepaid expenses                                141,684              96,060
       Total current assets                        3,325,055             361,584

  Other assets:
     Property and equipment, net of accumulated
          depreciation of $193,260 and $102,152,
          respectively                               866,990             225,450
     Other assets                                    404,699                   -
     Investment in Imnet, at cost                  1,989,379           1,989,379
     Intangible assets, net of accumulated amortization
          of $54,041 and $5,018, respectively      4,568,432             224,394
       Total other assets                          7,829,500           2,439,223
  Total Assets                                   $11,154,555         $ 2,800,807

         LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
     Accounts payable and accrued expenses      $  3,331,453        $    738,775
     Stock put liability                             200,000                   -
     Bank loans                                    1,500,000                   -
     Deferred revenue                                165,900                   -
     Senior Notes payable                            295,000             770,000
     Current portion of long-term liabilities        156,438              82,226
       Total current liabilities                   5,648,791           1,591,001

  Long-term liabilities:
     Capitalized lease obligations                   158,631              53,577
     Long-term debt                                2,407,646                   -
       Total long-term liabilities                 2,566,277              53,577

  Common stock subject to put options, 29,630 shares       -             200,000

  Redeemable Series A Preferred stock
       outstanding, 290,858 shares                 1,745,148                   -

  Shareholders' Equity:
     Preferred stock, $.10 par value, 4 million
          share authorized                                 -                   -
     Common stock, $.01 par value, 10 million
          shares authorized, 2,805,289 and
          2,602,598 shares outstanding, respectively,
       net of treasury shares of 1,906                28,053              26,026
     Capital in excess of par value               17,207,669          16,428,886
     Accumulated deficit                       ( 16,041,383)        ( 15,498,683)
       Total shareholders' equity                  1,194,339             956,229
  Total Liabilities and Shareholders' Equity     $11,154,155         $ 2,800,807

                      SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Three Months Ended         Six Months Ended
                                            March 31,                  March 31,
                                       1995          1994         1995        1994
                                          (Unaudited)               (Unaudited)

  Sales                              $ 3,585,929   $  188,566   $ 5,991,429   $  327,270
  Cost of sales                        1,940,269      160,515     3,242,735      263,581

     Gross profit                      1,645,660       28,051     2,748,694       63,689

  Expenses:
     Selling, general and
       	administrative                 1,577,941      208,596     2,548,581      330,556
     Amortization of goodwill
	and depreciation
        of property                       82,750       19,571       140,131       34,739
     Corporate                           204,810      109,111       344,020      216,472

       Total expenses                  1,865,501      337,278     3,032,732      581,767

     Income (loss) from operations  (    219,841) (   309,227)(     284,038)(    518,078)

  Interest expense:
     Interest expense, including
	amortization of deferred
        debt issuance cost         (      99,822) (    18,303)(     210,841)(     42,833)
     Non-cash charges relating to Senior
           Note discount           (      51,875) (   145,625)(      51,875)(    514,164)
       Total interest expense      (     151,697) (   163,928)(     262,716)(    556,997)

  Other income                                 -            -         4,054            -

     Net income (loss)              ($  371,538)   ($ 473,155) ($   542,700) ($1,075,075)

     Net income (loss) per share       ($  .13)       ($  .19)      ($  .20)     ($  .45)

  Weighted average common shares
    outstanding                      2,834,919      2,534,289     2,781,880    2,412,826




                      SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                        March 31,
                                                   1995           1994
                                                      (Unaudited)
  OPERATING ACTIVITIES
    Net income (loss)                          ($   542,700)  ($1,075,075)
    Adjustments to reconcile net income (loss)
      to net cash used by operations:
      Amortization of goodwill and depreciation
          of property                                140,131       34,739
      Amortization of deferred debt issuance costs    21,592            -
      Provision for losses on trade receivables       16,000            -
      Non-cash charge of interest expense related
        to amortization of Senior
        Notes payable discount                        51,875      514,164
      Changes in operating assets and liabilities,
        net of operating assets and
        liabilities acquired in acquisition of
        consolidated subsidiaries:
          Increase in receivables              (     803,795)(      5,376)
          Increase in inventory                (     165,992)           -
          Increase in prepaid expenses         (      29,609) (    38,407)
          Increase (decrease) in accounts
       	    payable and accrued liabilities    (     985,024)      53,938
          Increase in deferred revenues               80,652            -
          Increase in long-term interest
                payable - long-term                    3,653            -
      Net cash used by operating activities    (   2,213,217) (   516,017)

  INVESTING ACTIVITIES
    Net cash paid in connection with acquisition
       of consolidated subsidiaries           (     139,980) (     26,498)
    Purchase of office furniture and equipment(     206,354) (     52,921)
    Cash paid for investment in Imnet                     -  (    462,924)
    Increase in other assets                  (     267,778)            -
      Net cash used by investing activities   (     614,112) (    542,343)

  FINANCING ACTIVITIES
    Proceeds from issuance of Convertible
       Subordinated notes                          2,305,000           -
    Proceeds from sale of common stock               726,250           -
    Borrowings under new revolving bank loans, net 1,500,000           -
    Repayment of prior revolving credit facility (   825,000)          -
    Repayment of notes payable                  (    200,000)          -
    Capital contribution                                   -     850,000
    Proceeds from issuance of Senior Notes            25,000     775,000
    Repayment of Senior Notes                   (    500,000) (  550,000)
    Exercise of warrants                                   -       6,563
    Capitalized lease obligations incurred on
       existing equipment                             93,000           -
    Capitalized lease obligations paid         (      67,955) (   30,901)
      Net cash provided by financing activities    3,056,295   1,050,662

  Increase in cash                                   228,966 (     7,698)
  Cash at beginning of period                        176,538      62,856
  Cash at end of period                          $   405,504  $   55,158

  Supplemental disclosures of cash flow information:
    Cash paid during the period for interest     $   134,907 $   31,492
    Cash paid during the period for income taxes $         - $        -
    Property acquired by capitalized leases      $   154,221 $        -
    Investment in Imnet acquired with issuance
       of common stock                           $         - $  735,083
    Consolidated subsidiaries acquired with issuance
       of stock and notes                        $ 1,844,141 $  216,875


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.   PRESENTATION OF STATEMENT OF OPERATIONS:

     In connection with the acquisition of Communicate Direct, Inc. (CDI) on October 31, 1994, the Company has reclassified the statement of operations for the prior fiscal year to conform to the presentation used in 1995. In addition, the Company originally reported the receipt of $850,000 in December 1993 as a reduction of a prior year provision for bad debts. Following a review of the accounting treatment for this transaction by the Securities and Exchange Commission, it was agreed that it should have been recorded as a capital contribution and no income recognized.

  2.   SUMMARY OF CERTAIN ACCOUNTING POLICIES:

     INTANGIBLE ASSETS   Costs in excess of fair value of net assets acquired
  incurred in connection with the acquisitions of Utilization Management Associates, Inc. (UMA) and CDI are being amortized on a straight-line basis over forty years. Additional costs resulting from the obligation to pay a portion of the pretax earnings to the former owners of UMA are being amortized over the period from the determination of the amount to the expiration of the original forty years.

     NET INCOME (LOSS) PER SHARE   Net income (loss) per share is based on the
  weighted average number of common shares (including common stock subject to put options) outstanding during the periods.  During the periods presented, the 29,630 shares subject to a put option have been considered outstanding until this obligation is resolved (see Note 8).  Common stock equivalents were not included in the computation of income (loss) per share since their effect was anti-dilutive.  In addition, no effect has been given to the pending conversion of the preferred shares to common shares (which was approved by the shareholders in April 1995) as this would also be anti-
  dilutive.

  3.   ACQUISITION OF CDI:

     On October 31, 1994, the Company acquired CDI pursuant to a merger of CDI into a wholly-owned subsidiary of the Company in accordance with a certain Agreement and Plan of Reorganization dated October 28, 1994 (the CDI Merger Agreement). CDI is a Chicago-based company which sells and services telephone systems and computer hardware manufactured by others including application oriented peripheral products like voice mail, automated attendant systems, interactive voice response (IVR) and video conferencing systems. Additionally, CDI develops application software for IVR and computer telephone integration applications. CDI also sells and installs local and long distance network services.

     The Company acquired all of the outstanding common stock of CDI for a consideration initially valued at $5,252,138 consisting of:

     a. 290,858 shares of SoftNet Series A Preferred Stock (Preferred shares) valued at $6.00 per share (reflecting a discount from the market price of the common shares due to the fact that they are restricted) for a total of $1,745,148;

     b.   Series A Notes in the original principal amount of $1,517,990;

     c.   Series B Notes in the original principal amount of $314,000;

     d.   $100,000 in cash; and

     e.   A capital contribution by SoftNet of $1,575,000.

     In April 1995, the Preferred shares were converted into common shares on a one-to-one basis following approval by the Company's shareholders (See Part II, Item 5). The Preferred shares issued in connection with this acquisition had been redeemable at certain prices on the fifth anniversary of their issuance if their conversion into common shares had not been approved by the Company's shareholders. The approval of the Company's shareholders eliminated the redeemable feature of the Preferred shares as of April 5, 1995.

     Additional common shares may be issued to the former CDI shareholders if CDI's operations exceed an earnings level, as defined in the CDI Merger Agreement, of $1.5 million in each of the three fiscal years ending September 30, 1995, 1996 and 1997. In addition, each of the former CDI shareholders received an employment contract through September 1997.

     The CDI Merger Agreement granted to SoftNet the right to make certain post-
  closing purchase price adjustments.  In accordance with the CDI Merger
  Agreement, the CDI purchase price was reduced by $1,732,997 by eliminating the Series A Notes ($1,517,990) and reducing the amount of the Series B Notes from $314,000 to $98,993.  The Series B Notes, bearing interest at the prime
  rate, are due in part on September 30, 1996 ($4,993) and in part on September
  30, 1997 ($94,000).

     The Company's adjusted investment in CDI, at cost, is $3,836,606 consisting of the items, as adjusted, outlined above plus professional fees of $317,465. The resulting goodwill, amounting to $4,376,613 and recorded as of the acquisition date, will be adjusted for any payments required under the earnout agreement as these amounts are determined.

     Pro forma consolidated statements of operations for the six months ended March 31, 1995 and 1994 and for the year ended September 30, 1994 for the Company and CDI (as if CDI had been acquired October 1, 1993) are as follows:

                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Six Months Ended      Year Ended
                                      March 31,         September 30,
                                   1995        1994        1994
  Sales                         $6,894,461  $5,541,942  $12,460,572

  Cost of sales                  3,744,550   3,453,316    7,406,733

          Gross profit           3,149,911   2,088,626    5,053,839

  Expenses:
          Selling, general
       	    and administrative   3,002,256   2,633,604    5,583,852
          Amortization and
            depreciation           156,518     107,696      258,600
          Corporate                344,020     216,472      701,776

            Total expenses       3,502,794   2,957,772    6,544,228

          Income (loss) from
            operations       (     352,883)(  869,146) (  1,490,389)

  Interest expense           (     285,015)(  693,742) (    893,428)

  Other income                       4,054          -         1,967

          Net income (loss)   ($   633,844)($1,562,888) ($2,381,850)

            Net income (loss)
              per share           ($  .21)    ($  .58)      ($  .86)

  The six month pro forma statement for 1995 includes the operating results for CDI for the month of October, 1994 (prior to the acquisition) and reflects amortization of goodwill and interest expense for that period. The six month
  1994 pro forma statement adds CDI's results and goodwill amortization and interest expense for the six months and the fiscal year 1994 pro forma statement adds CDI's results and goodwill amortization and interest expense for the full year. No adjustment was made to the amount of notes outstanding which are subject to adjustment based on CDI performance levels nor was any adjustment made for the possible issuance of additional shares based on CDI performance levels. The weighted average number of common shares outstanding used in computing the above income (loss) per share includes an additional
  290,858 shares to reflect the assumed conversion to common stock of the Preferred shares issued in connection with the acquisition.



  4.   BANK LOANS:

     CDI obtained on October 31, 1994, with the Company's assistance and the payment of a loan fee of $25,000, a new bank line-of-credit, maturing on March 1, 1996, in the amount of $2.5 million. This loan is collateralized by the assets of CDI and the outstanding loan balance is limited to certain percentages of CDI's eligible receivables and inventories. The outstanding loan balance at March 31, 1995 of $1.25 million bears interest at 1% above the bank's prime rate (9% on March 31, 1995). Interest is payable monthly and the loan is guaranteed by the Company.

     On March 30, 1995, SoftNet borrowed $250,000 from the same bank with the note maturing on September 30, 1995. The loan bears interest at 1% above the bank's prime rate with interest payable monthly and the balance of the loan at maturity. The bank note is secured by a lien on SoftNet's assets.

  5.   SENIOR NOTES PAYABLE:

     In October and November 1994, the Company repaid $50,000 of the outstanding Senior Notes and issued an additional $25,000 note resulting in an adjusted balance of outstanding Senior Notes of $745,000. The note holder of the additional $25,000 note also received a warrant to purchase 2,500 shares of the Company's common stock at the then current market price of $6.375 per share. (A) The maturity of $450,000 of notes was extended to March 31, 1995 at which time the notes were repaid. The note holders received additional warrants expiring in five years to purchase a total of 54,000 shares of the Company's common stock at prices ranging from $6.125 to $7.875 (market prices at the end of each month during the period the notes were extended). (B) The maturity of $295,000 ($125,000 of which is owned by an affiliate of John Jellinek, President of the Company) of notes was extended to October 1, 1995. On April 1, 1995, the notes were exchanged for 9% Convertible Subordinated Notes (see Note 6 below). The note holders received additional warrants expiring in five years to purchase a total of 35,400 shares of the Company's common stock at prices ranging from $6.125 to $7.875 (market prices at the end of each month during the period the notes were extended). As of April 1, 1995, all Senior Notes have been repaid.

     Two outstanding warrants previously issued to Senior note holders for 2,500 shares each exercisable at $3.75 per share were reissued for 5,000 shares each exercisable at $1.75 per share to conform to the terms of warrants issued to other note holders at that time. In addition, two additional warrants issued to the same Senior note holders contained exercise prices of $3.75 per share and were reissued with an exercise price of $1.75 per share. The reissuance of these warrants at prices less than market resulted in additional Senior Note discount of $51,875 which was expensed in the quarter ended March 31, 1995.

  6.   LONG-TERM DEBT:

     At March 31, 1995, long-term debt consisted of the following:

          10% Convertible Subordinated Notes     $ 1,250,000
          9% Convertible Subordinated Notes        1,055,000
          Series B Notes (see Note 3 above)           98,993
          Accrued interest on Series B Notes
            due at maturity                            3,653
                                                 $ 2,407,646

     In October and November 1994, the Company issued 10% Convertible Subordinated Notes, in the aggregate amount of $1.25 million, due in October 1999. Such notes (which bear interest, payable quarterly, at 10% per annum for the first two years only and no interest thereafter) are subordinate to all other liabilities of the Company and are convertible into the Company's common shares at $4.10 per share. In connection with the issuance of the 10% Convertible Subordinated Notes, the Company incurred fees of $55,936 and issued warrants to purchase 297,750 shares of its common stock exercisable for five years at an exercise price of $6.875 per share.

     During the quarter ended March 31, 1995, the Company issued 9% Convertible Subordinated Notes due December 31, 1998 in the aggregate amount of $1,055,000. Interest is payable quarterly on the first of April, July, October, January and at maturity. Such notes are subordinate to all other liabilities of the Company and are convertible into the Company's common shares at $5 per share. These notes may be prepaid by the Company in whole after April 1, 1996 provided the market price of the Company's common stock is at least 200% of the conversion price (presently $5 per share) on any 20 trading days within a period of 30 consecutive trading days ending on the trading date prior to the date of the notice of prepayment.

  7.   COMMON STOCK SUBJECT TO PUT OPTIONS:

     In connection with the acquisition of UMA, the former shareholders of UMA received 29,630 shares of the Company's common stock together with the right to sell such shares back to the Company at $6.75 per share or a total of $200,000 during a period commencing on November 14, 1994 and ending January 27, 1995. The former shareholders of UMA have exercised their right to sell such shares back to the Company but negotiations are continuing as to the means of the settlement of this obligation. Accordingly, as of March 31, 1995, this obligation has been classified as a current liability in the accompanying consolidated balance sheet.

  8.   SALE OF COMMON STOCK:

     On October 26, 1994, the Company sold 200,000 shares of its common stock in a Regulation S offering at $4 per share. In connection with the sale of common stock, the Company incurred fees of $90,172 and issued warrants to purchase 249,750 shares of its common stock exercisable for five years at an exercise price of $6.875 per share.

  9.   RELATED PARTY TRANSACTION:

     As more fully disclosed in the Company's annual report on Form 10-KSB for the year ended September 30, 1994, the Company is owed $4,150,000 plus accrued interest by Ozite Corporation (Ozite). Peter Harvey, Chairman of the Company, and John Hamm, a Director of the Company, have held and continue to hold substantial interests in Ozite. Due to uncertainties about collecting these funds, the receivable, which would be recorded as a capital contribution, has not been recorded in the Company's consolidated financial statements. In July 1994, Ozite and Pure Tech International, Inc., among others, signed a merger agreement subject to shareholder approval and certain other conditions. This merger agreement has been modified, most recently in March 1995, and provides that the obligations of Ozite be performed in all material respects as of the merger's effective date. Subject to final approval of all of the parties and certain other conditions imposed by the Company, the Company has agreed to accept common and preferred shares of Artra Group Incorporated held by Ozite and common shares of Pure Tech Newco, Inc. in settlement of the Ozite obligation to the Company.

  10.  EXECUTIVE COMPENSATION:

     During 1994, the Board of Directors revised the compensation arrangements of Peter Harvey, Chairman of the Board, John Jellinek, President, and John G. Hamm, a Director. Mr. Harvey's compensation was reduced from $120,000 to $60,000 per year effective May 1, 1994, Mr. Jellinek's compensation was set at $110,000 per year effective with his taking office on July 1, 1993 and Mr. Hamm, a Director of the Company since 1985, was given a one-time compensation amount of $150,000 for his substantial prior services to the Company. These individuals have not been receiving this compensation on a regular monthly basis and at March 31, 1995, their aggregate unpaid compensation was $380,000. A portion of each individual's compensation, aggregating $195,000 at March 31, 1995, is to be paid in shares of the Company's common stock or 10 year warrants to purchase shares of the Company's common stock. The choice to receive shares or warrants is to be made by each individual on specified dates. Each individual would receive additional shares or warrants equal to 10% of the amount originally granted until the shares to be received or the shares under warrant are freely tradable. In addition, at the specified dates, each individual may elect to receive any unpaid cash compensation in shares or warrants or receive interest on his unpaid compensation.

     Mr. Harvey and Mr. Hamm have each elected to receive collectively 24,000 shares of the Company's common stock for $120,000 of the above mentioned compensation and to receive the additional common shares (4,000 shares) due them through September 30, 1994. Further, they elected to receive their remaining unpaid compensation as of September 30, 1994 in the form of cash.

     At March 31, 1995, additional compensation relating to the payment of compensation in shares or warrants aggregated $46,796 of which $20,000 will be paid when the above 4,000 common shares are issued.

  11.  STOCK OPTIONS AND WARRANTS:

     Outstanding warrants and options (all are currently exercisable) to purchase shares of common stock at March 31, 1995 were as follows:

     Issued in 1995 to 10% Convertible Subordinated note holders
       	at $6.875 per share, expiring in October 1999 			             272,500

     Issued in 1995 in connection with the sale of common stock
       	and the issuance of the 10% Convertible Subordinated notes
	       at $6.875 per share, expiring in 1999 				                    275,000

     Issued in 1995 to Senior Note holders in connection with
       	extensions of Senior Note maturity dates at exercise
	       prices ranging from $6.125 to $7.875 per share, expiring
	       between October 31, 1999 and March 31, 2000 			                89,400

     Issued in 1995 to a Senior Note holder in connection with
       	a new Senior Note issued in 1995 at an exercise price of
	       $6.375 per share expiring in October 1999  			                  2,500

     Issued in 1994 in connection with the acquisition of UMA
       	at $4.0429 per share expiring in 1998. In 1995 warrants
	       for 6,250 shares were exercised in a cashless transaction
	       and 2,691 shares were issued 					                            118,750

     Issued in 1994 to Senior Note holders (110,000 at $1.75 per
       	share, 10,000 at $3.75 per share) expiring in 1999 (market
	       prices at date of grant ranged from $3.50 to $6.63 per
	       share).  In 1995, the exercise price for the 10,000
	       warrants was revised from $3.75 to $1.75 per share (see
	       Note 5). 							                                              120,000

     Issued in 1994 to Senior Note holders (at market price at
       	date of grant - 82,000 at $5.50 per share, 5,000 at $5.75
	       per share and 24,500 at $6.125 per share) expiring in 1999 	  111,500

     Issued in 1993 to Senior Note holders (5,000 at $3.75 per
       	share, 25,000 at $1.75 per share) expiring in 1998 (market
	       prices at date of grant ranged from $3.50 to $4.00 per
	       share)  In 1995, the 5,000 warrants at $3.75 per share
	       were reissued as 10,000 warrants at $1.75 per share (see
	       Note 5).                                               							 35,000

     Issued in 1993 to certain directors for past services at
       	$1.75 per share, expiring in 1998, (market prices at date
	       of grant ranged from $2.00 to $2.50 per share)  		             39,000

     Issued in 1992 to Jelco Ventures, Inc. (controlled by the
       	President of the Company) in connection with the acquisition
	       of HPR software at $1.75 per share expiring in 1997 		        250,000

     Issued in 1990 to directors and outside counsel for services at
       	$1.75 per share, expiring in 1998. In 1993, the exercise
	       price and the expiration date were modified.  			              57,000

     Issued in 1988 (in connection with short-term loans to the
       	Company) to the Chairman of the oard at $1.75 per share,
	       expiring in fiscal year 1998. In 1993, the exercise price
	       and the expiration date were modified.  			                     1,564
                                                      								      1,372,214

  12.  POTENTIAL ACQUISITIONS:

     On March 27, 1995, the Company announced that it had entered into an agreement to acquire Micrographic Technology Corporation (MTC) and an agreement to acquire Kansas Communications, Inc. (KCI).

     MTC is a designer, developer, manufacturer and integrator of comprehensive, non-paper based systems and components that enable MTC to deliver to its customers cost-effective solutions for the storage, indexing and/or distribution of high-volume output data streams. These systems, which include both hardware and software products, are based on an open systems architecture providing flexibility to connect to a wide variety of information systems. The hardware manufactured by MTC includes a family of computer output microfilm printers. MTC's software is principally related to the capture of data and information from a variety of sources, its intelligent indexing and the ultimate output of that information to a variety of storage medias including optical disk, magnetic disk and tape, CD-ROM, microfilm and microfiche.

     KCI is an information technology company which provides communications solutions through the design, implementation, maintenance and integration of voice, data and video communications equipment and services. The equipment, which is manufactured by others, includes telephone systems and call processing systems (including call centers, voice messaging, interactive voice response and computer telephone integration). Services include maintenance contracts for its existing customers, installation of local and long distance network services, cabling and data communications.




  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

  RESULTS OF OPERATIONS FOR THE SIX MONTHS OF FY 1995 COMPARED TO THE SIX MONTHS OF FY 1994

     The substantial increases in sales, cost of sales and selling, general and administrative expenses reflect the inclusion of the results of Communicate Direct, Inc.'s (CDI) operations from the date of its acquisition by the Company on October 31, 1994. Included in the consolidated results for 1995 are CDI's sales ($5,342,000), cost of sales ($2,775,000) and selling, general and administrative expenses ($2,088,000). In addition, the results of operations of UMA are included for the full quarter in 1994 as compared to only the period after UMA's acquisition on November 12, 1993 in the prior year. UMA's sales increased 69% to $487,000 and added an additional $104,000 to the Company's gross profit. Amortization of goodwill in 1995 increased $47,000 while CDI added $39,000 to depreciation expense. Corporate expenses increased primarily due to additional legal, accounting and public relations fees. Interest expense increased (after deducting the non-cash charges relating to Senior Note discount) due to the issuance of Convertible Subordinated notes and new bank loans (see Notes 4 and 6 of Notes to Consolidated Financial Statements) and the amortization of debt issuance costs in 1995.

  MATERIAL CHANGES IN FINANCIAL POSITION FROM SEPTEMBER 30, 1994 TO MARCH 31,
  1995

     During the six months, the Company's working capital position changed as follows:

       Working capital deficit at September 30, 1994        ($1,229,417)
          Working capital deficit acquired in acquisition
            of CDI                                         (  2,632,498)
          Reclassification of stock put obligation         (    200,000)
          Increase in working capital during the quarter      1,738,179
       Working capital deficit at March 31, 1995            ($2,323,736)

  The increase in working capital during the period was primarily generated by the sale of common stock and the issuance of long-term Convertible Subordinated notes (See Note 6 of Notes to Consolidated Financial Statements), the proceeds of which were used, in part, to repay certain of the Company's current liabilities.

     Currently, management is anticipating that any shortfall in its cash flow from operations will be provided for by additional borrowings. In addition, cash flow may be enhanced by acquisitions and additional sales of the Company's common stock. No assurances can be made that these sources of funds will be available or sufficient.

  _______________________

  It is suggested that this report be read in conjunction with the financial statements and footnotes appearing in the September 30, 1994 Form 10-KSB which has been previously filed with the Commission.

  The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim period.



  PART II.  OTHER INFORMATION

  Items 1 to 4.  Not applicable.

  Item 5.  Other Information.

  IMNET

     IMNET Systems, Inc. (IMNET) filed a Registration Statement with the Securities and Exchange Commission on Form S-1 on May 10, 1995 pursuant to which IMNET intends to sell 2,750,000 shares of Common Stock, $.01 par value (assuming no exercise of the underwriters' over-allotment option to acquire up to 412,500 additional shares from IMNET solely to cover over-allotments), to the public at an estimated price of from $10 to $12 per share. Based on the outstanding capital stock of IMNET at March 31, 1995, and after adjustment for (i) a 1.88-for-1 stock split to be effected on May 19, 1995,
  (ii) the issuance of shares of Common Stock upon conversion of all outstanding shares of IMNET's Series I and II Convertible Preferred Stock and Series A Preferred Stock including accrued dividends at an assumed public offering price of $11 per share of IMNET Common Stock immediately prior to completion of the offering, and (iii) the exercise of outstanding warrants to acquire 39,168 shares Common Stock immediately prior to completion of the offering, SoftNet will own 385,588 shares of Common Stock of IMNET. After such adjustment, and assuming (i) no exercise of the underwriters' over-allotment option, and (ii) an initial public offering price of $11 per share, the shares of capital stock of IMNET owned by SoftNet would represent approximately 5.1% of the outstanding shares of IMNET after the offering, based on the outstanding capital stock of IMNET at March 31, 1995.

     THIS COMMUNICATION IS NEITHER AN OFFER TO SELL NOR A SOLICITATION OF AN OFFER TO BUY ANY SECURITIES OF IMNET.

  SIGNING OF LEASES

     Communicate Direct Inc. (CDI) recently signed a lease for approximately 24,777 square feet of lease space in Buffalo Grove, Illinois for an initial term of five years. CDI intends to relocate its principal office from Chicago, Illinois to the new lease space in Buffalo Grove, Illinois on or about June 26, 1995. Philip Kenny, a Director of the Company, indirectly owns 4.7% of the owner of such real property leased by CDI.

  CONVERSION OF SERIES A PREFERRED STOCK AND 10% CONVERTIBLE SUBORDINATED NOTES

     At the SoftNet Annual Meeting of Shareholders held on April 5, 1995, the shareholders approved a proposal to convert the 290,858 outstanding shares of Series A Preferred Stock of SoftNet into 290,858 shares of SoftNet Common Stock. The Series A Preferred Stock was held by the shareholders of the former Communicate Direct, Inc. On October 31, 1994, Communicate Direct, Inc. was merged into a wholly-owned subsidiary of SoftNet pursuant to an Agreement and Plan of Reorganization dated October 28, 1994 (CDI Plan). Pursuant to the CDI Plan, the shareholders of the former Communicate Direct, Inc. received 290,858 shares of SoftNet's newly created Series A Preferred Stock, $ .10 par value, and the right to receive additional shares of Series A Preferred Stock based on an earnout arrangement for the three years ended September 30, 1995, 1996 and 1997. The term of the Series A Preferred Stock provided that upon approval of SoftNet's shareholders (which was required by the rules of the AMEX due to the number of shares of common stock to be issued) all of the Series A Preferred Stock issued or to be issued pursuant to the CDI Plan would be converted in shares of SoftNet Common Stock.

     Upon approval of this prop[osal, the Series A Preferred Stock was converted into 290,858 shares of SoftNet Common Stock and the right to receive shares of Series A Preferred Stock pursuant to the earnout arrangement was converted into the right to receive shares of SoftNet Common Stock. There are no more shares of Series A Preferred Stock outstanding.

     The SoftNet shareholders also approved a proposal to allow conversion of the $1,250,000 in principal amount of 10% Convertible Subordinated Notes of SoftNet (the "10% Notes") into SoftNet Common Stock. The terms of the 10% Notes state that the 10% Notes would be convertible into SoftNet Common Stock at $4.10 per share upon approval of the SoftNet shareholders. If the holders of the 10% Notes choose to convert the entire principal amount of the 10% Notes, 304,878 shares of SoftNet Common Stock would be issued.

  Item 6.  Exhibits ad Reports on Form 8-K

         	(a) Exhibits

            		27 - Financial Data Schedule


                                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SoftNet Systems, Inc.
                                                  (Registrant)



                                               /S/ John Jellinek
                                               John Jellinek
                                               President and Chief Executive
                                          						Officer



                                               /S/ Alfred J. Ziegler
                                               Alfred J. Ziegler
                                               Vice President and
                                                Chief Accounting Officer
                                                  (Principal Financial Officer)

  Date:   May 18, 1995