Form 10QSB/A
period 1995-03-31
SOFTNET SYSTEMS INC
filed 1995-10-25
CIK 97196

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                     ________________________________________


                                    FORM 10-QSB/A


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



  PART 1.  FINANCIAL STATEMENTS

                      SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                    March 31,   September 30,
                                                     1995           1994
                                                   (Unaudited)
                        ASSETS
  Current assets:
     Cash                                       $    405,504    $    176,538
     Trade receivables, net of allowance
       for doubtful accounts of
       $16,000 at March 31, 1995                   1,729,866          88,986
     Other receivables                               197,487               -
     Inventories                                     850,514               -
     Prepaid expenses                                141,684          96,060
       Total current assets                        3,325,055         361,584

  Other assets:
     Property and equipment, net of
       accumulated depreciation of
       $193,260 and $102,152, respectively           866,990         225,450
     Other assets                                    404,699               -
     Investment in Imnet, at cost                  1,989,379       1,989,379
     Intangible assets, net of accumulated
       amortization of $190,810 and
       $5,018, respectively                        4,431,663         224,394
       Total other assets                          7,692,731       2,439,223
  Total Assets                                   $11,017,786     $ 2,800,807

         LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
     Accounts payable and accrued expenses      $  3,331,453    $    738,775
     Stock put liability                             200,000               -
     Bank loans                                    1,500,000               -
     Deferred revenue                                165,900               -
     Senior Notes payable                            295,000         770,000
     Current portion of long-term liabilities        156,438          82,226
       Total current liabilities                   5,648,791       1,591,001

  Long-term liabilities:
     Capitalized lease obligations                   158,631          53,577
     Long-term debt                                2,407,646               -
       Total long-term liabilities                 2,566,277          53,577

  Common stock subject to put options, 29,630 shares       -         200,000

  Redeemable Series A Preferred stock outstanding,
       290,858 shares                              1,745,148               -

  Shareholders' Equity:
     Preferred stock, $.10 par value, 4 million
         share authorized                                  -               -
     Common stock, $.01 par value, 10 million
       shares authorized, 2,805,289 and 2,602,598
       shares outstanding, respectively, net of
       treasury shares of 1,906                       28,053          26,026
     Capital in excess of par value               17,207,669      16,428,886
     Accumulated deficit                       ( 16,178,152)    ( 15,498,683)
       Total shareholders' equity                  1,057,570         956,229
  Total Liabilities and Shareholders' Equity     $11,017,786     $ 2,800,807


                      SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three Months Ended      Six Months Ended
                                             March 31,              March 31,
                                       1995          1994      1995        1994
                                           (Unaudited)           (Unaudited)

  S>                                                                       <C

  Sales                              $ 3,585,929   $  188,566  $ 5,991,429  $  327,270

  Cost of sales                        1,940,269      160,515    3,242,735     263,581

     Gross profit                      1,645,660       28,051    2,748,694      63,689

  Expenses:
     Selling, general and
       administrative                  1,577,941      208,596    2,548,581     330,556
     Amortization of goodwill and
       depreciation of property          165,153       19,571      276,900      34,739
     Corporate                           204,810      109,111      344,020     216,472

       Total expenses                  1,947,904      337,278    3,169,501     581,767

     Income (loss) from operations  (    302,244) (   309,227)(    420,807)(   518,078)

  Interest expense:
     Interest expense, including
       amortization of deferred
       debt issuance costs         (     99,822) (    18,303)(    210,841)(     42,833)
     Non-cash charges relating to Senior
       Note discount               (     51,875) (   145,625)(     51,875)(    514,164)
       Total interest expense      (    151,697) (   163,928)(    262,716)(    556,997)

  Other income                                -            -        4,054            -

     Net income (loss)              ($  453,941)  ($ 473,155)($   679,469)($ 1,075,075)

     Net income (loss) per share        ($  .16)     ($  .19)     ($  .24)     ($  .45)

  Weighted average common
     shares outstanding               2,834,919    2,534,289     2,781,880    2,412,826




                      SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                             March 31,
                                                      1995           1994
					                 (Unaudited)
  OPERATING ACTIVITIES
    Net income (loss)                                 ($   679,469)  ($1,075,075)
    Adjustments to reconcile net income (loss) to net
      cash used by operations:
      Amortization of goodwill and depreciation
        of property                                        276,900        34,739
      Amortization of deferred debt issuance costs          21,592             -
      Provision for losses on trade receivables             16,000             -
      Non-cash charge of interest expense related
        to amortization of Senior
        Notes payable discount                               51,875      514,164
      Changes in operating assets and liabilities,
        net of operating assets and liabilities
        acquired in acquisition of consolidated
        subsidiaries:
          Increase in receivables                    (     803,795) (     5,376)
          Increase in inventory                      (     165,992)           -
          Increase in prepaid expenses               (      29,609) (    38,407)
          Increase (decrease) in accounts payable
            and accrued liabilities                  (     985,024)      53,938
          Increase in deferred revenues                     80,652            -
          Increase in long-term interest
            payable - long-term                             3,653             -
      Net cash used by operating activities         (   2,213,217)  (   516,017)

  INVESTING ACTIVITIES
    Net cash paid in connection with acquisition of
      consolidated subsidiaries                     (     139,980)  (    26,498)
    Purchase of office furniture and equipment      (     206,354)  (    52,921)
    Cash paid for investment in Imnet                           -   (   462,924)
    Increase in other assets                        (     267,778)            -
      Net cash used by investing activities         (     614,112)  (   542,343)

  FINANCING ACTIVITIES
    Proceeds from issuance of Convertible
      Subordinated notes                                2,305,000             -
    Proceeds from sale of common stock                    726,250             -
    Borrowings under new revolving bank loans, net      1,500,000             -
    Repayment of prior revolving credit facility     (    825,000)            -
    Repayment of notes payable                       (    200,000)            -
    Capital contribution                                        -       850,000
    Proceeds from issuance of Senior Notes                 25,000       775,000
    Repayment of Senior Notes                        (    500,000)  (   550,000)
    Exercise of warrants                                        -         6,563
    Capitalized lease obligations incurred
      on existing equipment                                93,000             -
    Capitalized lease obligations paid               (     67,955)  (    30,901)
      Net cash provided by financing activities         3,056,295     1,050,662

  Increase in cash                                        228,966  (      7,698)
  Cash at beginning of period                             176,538        62,856
  Cash at end of period                               $   405,504     $  55,158

  Supplemental disclosures of cash flow information:
    Cash paid during the period for interest          $   134,907    $   31,492
    Cash paid during the period for income taxes      $         -    $        -
    Property acquired by capitalized leases           $   154,221    $        -
    Investment in Imnet acquired with
      issuance of common stock                        $         -    $  735,083
    Consolidated subsidiaries acquired with
      issuance of stock and notes                     $1,844,141     $  216,875


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

  2.   SUMMARY OF CERTAIN ACCOUNTING POLICIES:

     INTANGIBLE ASSETS   Costs in excess of fair value of net assets acquired
  incurred in connection with the acquisition of CDI is being amortized on a straight-line basis over ten years. Cost in excess of fair value of net assets acquired incurred in connection with the acquisitions of Utilization Management Associates, Inc. (UMA) is being amortized on a straight-line basis over forty years. Additional costs resulting from the obligation to pay a portion of the pretax earnings to the former owners of UMA are being amortized over the period from the determination of the amount to the expiration of the original forty years.

     NET INCOME (LOSS) PER SHARE   Net income (loss) per share is based on the
  weighted average number of common shares (including common stock subject to put options) outstanding during the periods. During the periods presented, the 29,630 shares subject to a put option have been considered outstanding until this obligation is resolved (see Note 8). Common stock equivalents were not included in the computation of income (loss) per share since their effect was anti-dilutive. In addition, no effect has been given to the pending conversion of the preferred shares to common shares (which was approved by the shareholders in April 1995) as this would also be anti-dilutive.

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

     Pro forma consolidated statements of operations for the six months ended March 31, 1995 and 1994 and for the year ended September 30, 1994 for the Company and CDI (as if CDI had been acquired October 1, 1993) are as follows:

                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Six Months Ended      Year Ended
                                      March 31,       September 30,
                                1995         1994       1994

          Sales                 $6,894,461  $5,541,942  $12,460,572

          Cost of sales          3,744,550   3,453,316    7,406,733

            Gross profit         3,149,911   2,088,626    5,053,839

          Expenses:
            Selling, general and
              administrative     3,002,256   2,633,604    5,583,853
            Amortization and
              depreciation         320,641     271,819      586,846
            Corporate              344,020     216,472      701,776

               Total expenses    3,666,917   3,121,895    6,872,475

            Income (loss) from
              operations     (     517,006)(1,033,269) (  1,818,636)

          Interest expense   (     285,015)(  693,742) (    893,429)

          Other income               4,054          -         1,967

            Net income (loss)($   797,967)($1,727,011) ($2,710,098)

               Net income (loss)
                 per share        ($  .26)    ($  .64)     ($  .86)


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

  10.  EXECUTIVE COMPENSATION:

     During 1994, the Board of Directors revised the compensation arrangements of Peter Harvey, Chairman of the Board, John Jellinek, President, and John G.
  Hamm, a Director.  Mr. Harvey's compensation was reduced from $120,000 to
  $60,000 per year effective May 1, 1994, Mr. Jellinek's compensation was set at $110,000 per year effective with his taking office on July 1, 1993 and Mr.
  Hamm, a Director of the Company since 1985, was given a one-time compensation
  amount of $150,000 for his substantial prior services to the Company.  These individuals have not been receiving this compensation on a regular monthly basis and at March 31, 1995, their aggregate unpaid compensation was
  $380,000.  A portion of each individual's compensation, aggregating $195,000 at March 31, 1995, is to be paid in shares of the Company's common stock or
  10 year warrants to purchase shares of the Company's common stock.  The choice to receive shares or warrants is to be made by each individual on specified dates.  Each individual would receive additional shares or warrants equal to 10% of the amount originally granted until the shares to be received or the shares under warrant are freely tradable.  In addition, at the specified dates, each individual may elect to receive any unpaid cash compensation in shares or warrants or receive interest on his unpaid compensation.

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

     Issued in 1988 (in connection with short-term loans to
       the Company) to the Chairman of the Board at $1.75 per
       share, expiring in fiscal year 1998.  In 1993, the
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


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

  RESULTS OF OPERATIONS FOR THE SIX MONTHS OF FY 1995 COMPARED TO THE SIX MONTHS OF FY 1994 The substantial increases in sales, cost of sales and selling, general and administrative expenses reflect the inclusion of the results of Communicate Direct, Inc.'s (CDI) operations from the date of its acquisition by the Company on October 31, 1994. Included in the consolidated results for 1995 are CDI's sales ($5,342,000), cost of sales ($2,775,000) and selling, general and administrative expenses ($2,088,000). In addition, the results of operations of UMA are included for the full quarter in 1994 as compared to only the period after UMA's acquisition on November 12, 1993 in the prior year. UMA's sales increased 69% to $487,000 and added an additional $104,000 to the Company's gross profit. Amortization of goodwill in 1995 increased $184,000 while CDI added $39,000 to depreciation expense. Corporate expenses increased primarily due to additional legal, accounting and public relations fees. Interest expense increased (after deducting the non-cash charges relating to Senior Note discount) due to the issuance of Convertible Subordinated notes and new bank loans (see Notes 4 and 6 of Notes to Consolidated Financial Statements) and the amortization of debt issuance costs in 1995.

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


  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

	               27 - Financial Data Schedule


                                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SoftNet Systems, Inc.
                                         (Registrant)



                                         /S/ John Jellinek
                                         ______________________________
                                         John Jellinek
                                         President and Chief Executive Officer



                                        /S/Martin A Koehler
                                        ______________________________
                                        Martin A. Koehler
                                        Vice President - Finance and
                                          Chief Financial Officer


  Date:   August 8, 1995