Form 10QSB/A
period 1994-12-31
SOFTNET SYSTEMS INC
filed 1995-10-30
CIK 97196

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                    ________________________________________


                                  FORM 10-QSB/A


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



   For the quarter ended:  December 31, 1994      Commission File No.:  1-5270





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

   As of December 31, 1994, 2,834,919 common shares were outstanding which includes 29,630 shares of common stock subject to put options.



PART 1.  FINANCIAL STATEMENTS

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                December 31,      September 30,
                                                   1994               1994
                                                 (Unaudited)
                      ASSETS
Current assets:
   Cash                                       $    212,348        $    176,538
   Trade receivables, net of allowance for
     doubtful accounts of $7,500 as of
     December 31, 1994                           2,207,577              88,986
   Other receivables                               220,158                   -
   Inventories                                   1,164,494                   -
   Prepaid expenses                                110,037              96,060
     Total current assets                        3,914,614             361,584

Other assets:
   Property and equipment, net of accumulated
     depreciation of $139,134 and $102,152,
     respectively                                  700,517            225,450
   Other assets                                    187,081                  -
   Investment in Imnet, at cost                  1,989,379          1,989,379
   Intangible assets, net of accumulated
     amortization of $25,417 and
     $5,018, respectively                        4,583,238            224,394
     Total other assets                          7,460,215          2,439,223
Total Assets                                   $11,374,829        $ 2,800,807

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses      $  2,682,371        $   738,775
   Stock put liability                             200,000                  -
   Revolving bank loan                           1,000,000                  -
   Deferred revenue                                121,892                  -
   Senior Notes payable                            745,000            770,000
   Current portion of long-term liabilities        730,602             82,226
     Total current liabilities                   5,479,865          1,591,001

Long-term liabilities:
   Capitalized lease obligations                   133,087             53,577
   Long-term debt                                2,502,727                  -
     Total long-term liabilities                 2,635,814             53,577

Common stock subject to put options,
  29,630 shares                                          -            200,000

Redeemable Series A Preferred stock outstanding,
  290,858 shares                                 1,745,148                  -

Shareholders' Equity:
   Preferred stock, $.10 par value, 4 million
       share authorized                                  -                  -
   Common stock, $.01 par value, 10 million
     shares authorized, 2,805,289 and 2,602,598
     shares outstanding, respectively,
     net of treasury shares of 1,906                28,053             26,026
   Capital in excess of par value               17,155,794         16,428,886
   Accumulated deficit                       ( 15,669,845)       ( 15,498,683)
     Total shareholders' equity                  1,514,002            956,229
Total Liabilities and Shareholders' Equity     $11,374,829        $ 2,800,807


                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                       December 31,
                                                   1994          1993
                                                       (Unaudited)

Sales                                          $ 2,405,500   $  138,704

Cost of sales                                    1,302,466      103,066

   Gross profit                                  1,103,034       35,638

Expenses:
   Selling, general and administrative             970,640      121,960
   Amortization of goodwill and depreciation
     of property                                    57,381       15,168
   Corporate                                       139,210      107,361

     Total expenses                              1,167,231      244,489

   Income (loss) from operations            (       64,197)  (  208,851)

Interest expense, including a non-cash charge
  of $368,539 relating to Senior Note discount
  in 1993, and  amortization of deferred debt
  issuance costs                            (      111,019)  (  393,069)

Other income                                         4,054            -

   Net income (loss)                          ($   171,162)  ($ 601,920)

   Net income (loss) per share                     ($  .06)     ($  .26)

Weighted average common shares outstanding       2,742,101    2,321,090




                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                      December 31,
                                                   1994           1993
                                                       (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                ($   171,162)  ($ 601,920)
  Adjustments to reconcile net income (loss) to
    net cash used by operations:
    Amortization of goodwill and depreciation of
      property                                           57,381      15,168
    Amortization of deferred debt issuance costs          8,637           -
    Provision for losses on trade receivables             7,500           -
    Non-cash charge of interest expense related
      to amortization of Senior Notes payable
      discount                                                -     368,539
    Changes in operating assets and liabilities,
      net of operating assets and liabilities
      acquired in acquisition of consolidated
      subsidiaries:
        (Increase) decrease in receivables       (     306,626)      1,297
        (Increase) in inventory                  (     257,001)          -
        (Increase) decrease in prepaid expenses          2,038   (  13,157)
        Increase (decrease) in accounts payable
          and accrued liabilities                (   1,116,873)     62,415
        Increase in deferred revenues                   36,644           -
        Increase in long-term interest
          payable - long-term                           27,641           -
    Net cash used by operating activities        (   1,711,821)(   167,658)

INVESTING ACTIVITIES
  Net cash paid in connection with acquisition of
    consolidated subsidiaries                    (     128,338)(    24,670)
  Purchase of office furniture and equipment     (      82,465)(     3,154)
  Cash paid for investment in Imnet                          - (   462,924)
  Increase in other assets                       (      37,205)          -
    Net cash used by investing activities        (     248,008)(   490,748)

FINANCING ACTIVITIES
  Proceeds from issuance of Convertible
    Subordinated notes                               1,250,000           -
  Proceeds from sale of common stock                   726,250           -
  Borrowings under new revolving credit
    facility, net                                    1,000,000           -
  Repayment of prior revolving credit facility    (    825,000)          -
  Repayment of notes payable                      (    200,000)          -
  Capital contribution                                       -     850,000
  Proceeds from issuance of Senior Notes                25,000     700,000
  Repayment of Senior Notes                       (     50,000)(   550,000)
  Capitalized lease obligations incurred on
    existing equipment                                  93,000           -
  Capitalized lease obligations paid              (     23,611)(    15,223)
    Net cash provided by financing activities        1,995,639     984,777

Increase in cash                                        35,810     326,371
Cash at beginning of period                            176,538      62,856
Cash at end of period                              $   212,348  $  389,227

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest         $    19,165  $   31,492
  Cash paid during the period for income taxes     $         -  $        -
  Property acquired by capitalized leases          $    57,511  $        -
  Investment in Imnet acquired with issuance
    of common stock                                $         -  $   735,083
  Consolidated subsidiaries acquired with
    issuance of stock and notes                    $ 3,571,219  $   200,000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRESENTATION OF STATEMENT OF OPERATIONS:

   In connection with the acquisition of Communicate Direct, Inc. (CDI) on October 31, 1994, the Company has restated the statement of operations for the prior fiscal year to conform to the presentation used in the quarter ended December 31, 1994. In addition, the Company originally reported the receipt of $850,000 in December 1993 as a reduction of a prior year provision for bad debts. Following a review of the accounting treatment for this transaction by the Securities and Exchange Commission, it was agreed that it should have been recorded as a capital contribution and no income recognized.

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

   NET INCOME (LOSS) PER SHARE   Net income (loss) per share is based on the
weighted average number of common shares (including common stock subject to put options) outstanding during the periods. During the quarter ended December 31, 1994, the 29,630 shares subject to a put option have been considered outstanding until this obligation is resolved (see Note 8). Common stock equivalents were not included in the computation of income (loss) per share since their effect was anti-dilutive. In addition, no effect has been given to the possible conversion of the preferred shares to common shares (which is subject to shareholder approval) as this would also be anti-dilutive.

3.   ACQUISITION OF CDI:

   On October 31, 1994, by merger with and into its wholly-owned subsidiary, the Company acquired CDI, a Chicago-based privately owned company which sells, installs and services telephone systems. CDI specializes in implementing application oriented peripheral products such as voice mail, automated attendant systems, interactive voice response, video conferencing and call accounting products. CDI also markets communication products targeted to small businesses, home office and mobile users, through its retail operation.

   The Company acquired all of the outstanding common stock of CDI for an adjusted (see below) purchase price of $3,836,606 consisting of 290,858 shares of SoftNet preferred stock (valued at $1,745,148), Series B Note of $98,993, a capital contribution of $1,575,000, cash of $100,000 and acquisition costs of $317,465. The Preferred shares, which are non-voting and have the same dividend rights as the Company's common stock, will be converted into common shares on a one-to-one basis subject to approval of the Company's shareholders. The Series B notes, bearing interest at prime, are due in varying amounts on September 30, 1996 and 1997 in an aggregate amount of $98,993. Additional Preferred shares may be issued under the same terms described above, if CDI's operations exceed an earnings level, as defined, of $1.5 million in each of the three fiscal years ending September 30, 1997. The Company's capital contribution of $1.575 million, was used to repay certain of CDI's liabilities and increase its working capital. In addition, each of CDI's shareholders, who is also an executive of CDI, received an employment contract through September 1997. CDI obtained, with the Company's assistance, a new bank line-of-credit, maturing on March 1, 1996, in the amount of $2.5 million collateralized by the assets of CDI, the outstanding loan balance being limited to certain percentages of CDI's eligible receivables and inventories. The outstanding loan balance bears interest at 1% above the bank's prime rate (8.5% on December 31, 1994), such interest being payable monthly and the loan is guaranteed by the Company.

   The Preferred shares issued (and any adjustments to the number of shares issued as discussed above) in connection with this acquisition are redeemable on the fifth anniversary of their issuance if their conversion into common shares is not approved by the Company's shareholders. The redemption price is the greater of (a) the number of Preferred shares outstanding times the then current market price of the Company's common stock or (b) $4 million.

   The CDI Merger Agreement granted SoftNet the right to make certain post-closing purchase price adjustments. In accordance with the CDI Merger Agreement, the CDI purchase price was reduced by $1,732,997. The resulting goodwill, amounting to $4,376,613 and recorded as of the acquisition date, will be adjusted for any payments required under the earnout agreement as these amounts are determined.

   Pro forma consolidated statements of operations revised and restated to give effect to the adjusted purchase price described above for the quarters ended December 31, 1994 and 1993 for the Company and CDI (as if CDI had been acquired October 1, 1993) are as follows:

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended
                                                 December 31,
                                              1994        1993

          Sales                               $3,308,532  $2,786,538

          Cost of sales                        1,804,281   1,765,231

             Gross profit                      1,504,251   1,021,307

          Expenses:
             Selling, general and
               administrative                  1,424,315   1,363,310
             Amortization and depreciation        73,768      51,350
             Corporate                           139,210     107,361

               Total expenses                  1,637,293   1,522,021
             Income (loss) from operations (     133,042)(   500,714)

          Interest expense                 (     133,318)(   485,612)

          Other income                             4,054           -

             Net income (loss)              ($   262,306)($  986,326)

             Net income (loss) per share         ($  .09)    ($  .38)


   The pro forma statement for 1994 includes the operating results for CDI for the month of October, 1994 (prior to the acquisition) and reflects amortization of goodwill and interest expense for that period. The 1993 pro forma statement adds CDI's results and goodwill amortization and interest expense for the entire quarter. No adjustment was made for the possible issuance of additional Preferred shares based on CDI performance levels. The weighted average number of common shares outstanding used in computing the above income (loss) per share includes an additional 290,858 shares to reflect the assumed conversion to common stock of the Preferred shares issued in connection with the acquisition.

4.   ADDITIONAL FINANCING:

   On October 26, 1994, the Company sold 200,000 shares of its common stock in a Regulation S offering at $4 per share. In addition, 10% Convertible Subordinated Notes, in the aggregate amount of $1.25 million, due in five years were issued in October and November 1994. Such notes (which bear interest at 10% for the first two years only and no interest thereafter) are subordinate to all other liabilities of the Company and are convertible into the Company's common shares at $4.10 per share. In connection with the sale of common stock and the issuance of the 10% Convertible Subordinated Notes, the Company incurred fees of $142,108 and issued warrants to purchase 522,500 shares of its common stock exercisable for five years at an exercise price of $6.875 per share.

5.   SENIOR NOTES PAYABLE:

   In October and November 1994, the Company repaid $50,000 of the outstanding Senior Notes and issued an additional $25,000 note resulting in an adjusted balance of outstanding Senior Notes of $745,000. (A) The maturity of $450,000 of notes was extended to March 31, 1995. The note holders will receive additional warrants expiring in five years to purchase a total of 54,000 shares of the Company's common stock at $6.50 per share (market price at October 1, 1994) if the notes are held to maturity. These note holders also received the right to convert their notes and any unpaid interest thereon to common stock of the Company (at $1.75 a share) if the notes are not repaid at maturity. The Company intends to repay these notes on or before maturity. (B) The maturity of $295,000 of notes was extended to October 1, 1995 for which the note holders will receive additional warrants expiring in five years to purchase a total of 70,800 shares of the Company's common stock at $6.50 per share if the notes are held to maturity.

6.   LONG-TERM DEBT:

   At December 31, 1994, long-term debt consisted of the following (see Notes 3 and 4 for terms of the debt instruments):

        Series A Notes                         $ 1,512,071
        Series B Notes                             314,000
        Accrued interest on Series A & B
          Notes due at maturity                     27,641
        10% Convertible Subordinated Notes       1,250,000
                                                 3,103,712
        Less:  current maturities            (     600,985)
                                               $ 2,502,727

7.   EXECUTIVE COMPENSATION:

   During 1994, the Board of Directors revised the compensation arrangements of the Chairman of the Board, the President and John G. Hamm, a Director. The Chairman's compensation was reduced from $120,000 to $60,000 per year effective May 1, 1994, the President's compensation was set at $110,000 per year effective with his taking office on July 1, 1993 and Mr. Hamm, a Director of the Company since 1985, was given a fixed compensation amount of $150,000 for his substantial prior services to the Company. These individuals have not been receiving this compensation on a regular monthly basis and at December 31, 1994, their aggregate unpaid compensation was $413,000. A portion of each individual's compensation, aggregating $182,500 at December 31, 1994, is to be paid in shares of the Company's common stock or 10 year warrants to purchase shares of the Company's common stock. The choice to receive shares or warrants is to be made by each individual on December 31, 1994 or at specified dates thereafter. Each individual would receive additional shares or warrants until the shares to be received or the shares under warrant are freely tradable. In addition, at December 31, 1994 or at the specified dates thereafter, each individual may elect to receive any unpaid cash compensation in shares or warrants or receive interest on his unpaid compensation.

   The Chairman and Mr. Hamm have each elected to receive 24,000 shares of the Company's common stock for $120,000 of the above mentioned compensation and to receive the additional common shares (4,000 shares) due them through September 30, 1994. Further, they have elected to receive their remaining unpaid compensation as of September 30, 1994 in the form of cash.

   At December 31, 1994, additional compensation relating to the payment of compensation in shares or warrants aggregated $36,836 of which $20,000 will be paid when the above 4,000 common shares are issued.

8.   COMMON STOCK SUBJECT TO PUT OPTIONS:

   In connection with the acquisition of UMA, the former shareholders of UMA received 29,630 shares of the Company's common stock together with the right to sell such shares back to the Company at $6.75 per share or a total of $200,000 during a period commencing on November 14, 1994 and ending January 27, 1995. The former shareholders of UMA have exercised their right to sell such shares back to the Company but negotiations are continuing as to the means of the settlement of this obligation. Accordingly, as of December 31, 1994, this obligation has been classified as a current liability in the accompanying consolidated balance sheet.

9.   POTENTIAL ACQUISITION:

   On December 21, 1994, the Company announced that it had entered into an agreement in principle to acquire Kansas Communications, Inc., a distributor of business telecommunications products, which also serves as an agent for Southwestern Bell and MCI. Terms of the proposed acquisition are still being negotiated subject to completion of due diligence.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

1994 COMPARED TO 1993

RESULTS OF OPERATIONS The substantial increases in sales, cost of sales and selling, general and administrative expenses reflect the inclusion of the results of Communicate Direct, Inc.'s (CDI) operations from the date of its acquisition by the Company on October 31, 1994. Included in the consolidated results for the first quarter are CDI's sales ($2,080,000), cost of sales ($1,076,000) and selling, general and administrative expenses ($755,000). In addition, the results of operations of UMA are included for the full quarter in 1994 as compared to only the period after UMA's acquisition on November 12, 1993 in the prior year. Amortization of goodwill in 1994 increased $20,000 while CDI added $15,000 to depreciation expense. Corporate expenses increased primarily due to additional legal and accounting fees. Interest expense increased (after deducting the non-cash charge relating to Senior Note discount in 1993) due to the additional debt incurred in connection with the acquisition of CDI and the issuance of the Convertible Subordinated notes in 1994 (See Notes 3 and 4 of Notes to Consolidated Financial Statements).

MATERIAL CHANGES IN FINANCIAL POSITION During the quarter ended December 31, 1994, the Company's working capital position changed as follows:

     Working capital deficit at September 30, 1994       ($1,229,417)
        Working capital deficit acquired in
          acquisition of CDI                           (     905,420)
        Reclassification of stock put obligation       (     200,000)
        Increase in working capital during the quarter       769,586
     Working capital deficit at December 31, 1994        ($1,565,251)

The increase in working capital during the quarter was primarily generated by the sale of common stock and the issuance of Convertible Subordinated notes (See
Note 4 of Notes to Consolidated Financial Statements), the proceeds of which were used, in part, to repay certain of CDI's liabilities.

   Currently, management is anticipating that any shortfall in its cash flow from operations will be provided for by additional short-term borrowings. In addition, cash flow may be enhanced by possible future acquisitions and additional sales of the Company's common stock. No assurances can be made that these sources of funds will be available or sufficient.

1993 COMPARED TO 1992

RESULTS OF OPERATIONS:

                                       1993        1992
        Revenues                     $138,704   $    6,770
        Costs and expenses          ( 347,555)  (  159,198)
        Interest expense            ( 393,069)           -
          Net loss                  ($601,920)   ($152,428)

   The increase in revenues for the quarter ended December 31, 1993 over the prior year resulted from the acquisition of UMA which had revenues of approximately $130,000 for the period from acquisition (November 12, 1993) to the end of the quarter. Costs, general and administrative expenses in 1993 include new costs resulting from the acquisition of UMA (approximately $105,000) and additional compensation costs and other operating costs relating to the health care code review activities. A non-cash interest charge relating to the Senior Note discount of approximately $369,000 and cash interest on the Senior Notes are the main components of interest expense in the quarter ended December 31, 1993.

MATERIAL CHANGES IN FINANCIAL POSITION During the quarter ended December 31, 1993, the Company's working capital increased $236,777. During this period the Company acquired UMA in exchange for 29,630 shares of the Company's common stock. In addition, the Company received a capital contribution ($850,000), issued additional Senior Notes payable ($700,000) and repaid a portion on the Senior Notes outstanding on December 30, 1993 ($550,000). Also, the Company increased its investment in Imnet Systems, Inc. through additional cash payments of $462,924 and the issuance of 196,022 shares of the Company's common stock.
_______________________


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


PART II.  OTHER INFORMATION

Items 1 to 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

   Exhibits  - 27 - Financial Data Schedule

   Reports  -  On November 15, 1994, the Company filed a Form 8-K reporting the acquisition of Communicate Direct, Inc. (CDI). On January 11, 1995, the Company filed a Form 8-K/A containing audited financial statements for CDI as of and for the year ended December 31, 1993 and as of and for the nine months ended September 30, 1994. Pro forma information for the Company and CDI was also included.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SoftNet Systems, Inc.
                                                (Registrant)



Date:   July 7, 1995                         /S/ Martin A. Koehler
                                             ______________________________
                                             Martin A. Koehler
                                             Vice President - Finance and
                                                Chief Financial Officer