Form 10QSB/A
period 1994-12-31
SOFTNET SYSTEMS INC
filed 1995-10-30
CIK 97196

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                        ________________________________________



                                   FORM 10-QSB/AA


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



PART 1.  FINANCIAL STATEMENTS

                           SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,       September 30,
                                                                                   1994                1994
                                                                                 (Unaudited)
                                      ASSETS
Current assets:
    Cash                                                                              $    212,348       $    176,538
     Trade receivables, net of allowance for doubtful accounts of
        $7,500 as of December 31, 1994                                                   2,207,577             88,986
    Other receivables                                                                      220,158                  -
    Inventories                                                                          1,164,494                  -
    Prepaid expenses                                                                       110,037             96,060
        Total current assets                                                             3,914,614            361,584
  Other assets:
    Property and equipment, net of accumulated depreciation of
        $139,134 and $102,152, respectively                                                700,517            225,450
    Other assets                                                                           187,081                  -
    Investment in Imnet, at cost                                                         1,989,379          1,989,379
    Intangible assets, net of accumulated amortization of $79,783 and
        $5,018, respectively                                                             4,528,872            224,394
        Total other assets                                                               7,405,849          2,439,223
Total Assets                                                                           $11,320,463        $ 2,800,807
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                             $  2,682,371       $    738,775
    Stock put liability                                                                    200,000                  -
    Revolving bank loan                                                                  1,000,000                  -
    Deferred revenue                                                                       121,892                  -
    Senior Notes payable                                                                   745,000            770,000
    Current portion of long-term liabilities                                               730,602             82,226
        Total current liabilities                                                        5,479,865          1,591,001
 Long-term liabilities:
    Capitalized lease obligations                                                          133,087             53,577
    Long-term debt                                                                       2,502,727                  -
        Total long-term liabilities                                                      2,635,814             53,577

Common stock subject to put options, 29,630 shares                                               -            200,000

Redeemable Series A Preferred stock outstanding, 290,858 shares                          1,745,148                  -

Shareholders' Equity:
    Preferred stock, $.10 par value, 4 million share authorized                                  -                  -
    Common stock, $.01 par value, 10 million shares authorized,
        2,805,289 and 2,602,598 shares outstanding, respectively,
        net of treasury shares of 1,906                                                     28,053             26,026
    Capital in excess of par value                                                      17,155,794         16,428,886
    Accumulated deficit                                                              (  15,724,211)      ( 15,498,683)
        Total shareholders' equity                                                       1,459,636            956,229
Total Liabilities and Shareholders' Equity                                             $11,320,463        $ 2,800,807

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Three Months Ended
                                                                                              December 31,
                                                                                        1994                   1993
                                                                                                    (Unaudited)

Sales                                                                                  $ 2,405,500         $  138,704

Cost of sales                                                                            1,302,466            103,066

    Gross profit                                                                         1,103,034             35,638

Expenses:
    Selling, general and administrative                                                    970,640            121,960
    Amortization of goodwill and depreciation of property                                  111,747             15,168
    Corporate                                                                              139,210            107,361

        Total expenses                                                                   1,221,597            244,489

    Income (loss) from operations                                                    (     118,563)      (    208,851)

Interest expense, including a non-cash charge of $368,539 relating to Senior
    Note discount in 1993, and amortization of deferred debt issuance costs          (     111,019)       (   393,069)

Other income                                                                                 4,054                  -

    Net income (loss)                                                                 ($   225,528)        ($ 601,920)

    Net income (loss) per share                                                            ($  .08)           ($  .26)

Weighted average common shares outstanding                                               2,742,101          2,321,090




                      SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Three Months Ended
                                                                                               December 31,
                                                                                        1994                  1993
                                                                                                (Unaudited)
OPERATING ACTIVITIES
   Net income (loss)                                                                 ($   225,528)        ($ 601,920)
   Adjustments to reconcile net income (loss) to net cash used by operations:
      Amortization of goodwill and depreciation of property                                111,747             15,168
      Amortization of deferred debt issuance costs                                           8,637                  -
      Provision for losses on trade receivables                                              7,500                  -
      Non-cash charge of interest expense related to amortization of Senior
         Notes payable discount                                                                  -            368,539
      Changes in operating assets and liabilities, net of operating assets and liabilities acquired in acquisition of consolidated subsidiaries:
             (Increase) decrease in receivables                                     (     306,626)              1,297
             (Increase) in inventory                                                (     257,001)                  -
             (Increase) decrease in prepaid expenses                                         2,038       (    13,157)
             Increase (decrease) in accounts payable and accrued liabilities         (  1,116,873)             62,415
             Increase in deferred revenues                                                  36,644                  -
             Increase in long-term interest payable - long-term                             27,641                  -
      Net cash used by operating activities                                         (   1,711,821)       (   167,658)
 INVESTING ACTIVITIES
   Net cash paid in connection with acquisition of consolidated subsidiaries        (     128,338)      (     24,670)
   Purchase of office furniture and equipment                                      (       82,465)      (      3,154)
   Cash paid for investment in Imnet                                                             -       (   462,924)
   Increase in other assets                                                        (       37,205)                  -
      Net cash used by investing activities                                         (     248,008)       (   490,748)
 FINANCING ACTIVITIES
   Proceeds from issuance of Convertible Subordinated notes                              1,250,000                  -
   Proceeds from sale of common stock                                                      726,250                  -
   Borrowings under new revolving credit facility, net                                   1,000,000                  -
   Repayment of prior revolving credit facility                                      (    825,000)                  -
   Repayment of notes payable                                                        (    200,000)                  -
   Capital contribution                                                                          -            850,000
   Proceeds from issuance of Senior Notes                                                   25,000            700,000
   Repayment of Senior Notes                                                        (      50,000)       (   550,000)
   Capitalized lease obligations incurred on existing equipment                             93,000                  -
   Capitalized lease obligations paid                                               (      23,611)       (    15,223)
      Net cash provided by financing activities                                          1,995,639            984,777

Increase in cash                                                                            35,810            326,371
Cash at beginning of period                                                                176,538             62,856
Cash at end of period                                                                  $   212,348          $ 389,227

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                           $     19,165         $   31,492
   Cash paid during the period for income taxes                                    $             -     $            -
   Property acquired by capitalized leases                                            $     57,511     $            -
   Investment in Imnet acquired with issuance of common stock                      $             -          $ 735,083
   Consolidated subsidiaries acquired with issuance of stock and notes                  $3,571,219         $  200,000



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

2.  SUMMARY OF CERTAIN ACCOUNTING POLICIES:

    INTANGIBLE ASSETS   Cost in excess of fair value of net assets acquired
incurred in connection with the acquisition of CDI is being amortized on a straight-line basis over ten years. Cost in excess of fair value of net assets acquired incurred in connection with the acquisitions of Utilization Management Associates, Inc. (UMA) is being amortized on a straight-line basis over forty years. Additional costs resulting from the obligation to pay a portion of the pretax earnings to the former owners of UMA are being amortized over the period from the determination of the amount to the expiration of the original forty years.

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

    Pro forma consolidated statements of operations revised and restated to give effect to the adjusted purchase price described above for the quarters ended December 31, 1994 and 1993 for the Company and CDI (as if CDI had been acquired October 1, 1993) are as follows:

             PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Three Months Ended
                                                                                    December 31,
                                                                                1994               1993

                 Sales                                                         $3,308,532       $2,786,538
                  Cost of sales                                                 1,804,281        1,765,231
                      Gross profit                                              1,504,251        1,021,307
                  Expenses:
                     Selling, general and administrative                        1,424,315        1,363,310
                     Amortization and depreciation                                155,488          133,583
                     Corporate                                                    139,210          107,361
                          Total expenses                                        1,719,013        1,604,254

                     Income (loss) from operations                          (     214,762)   (     582,947)
                  Interest expense                                          (     133,318)   (     485,612)
                  Other income                                                      4,054                -

                     Net income (loss)                                       ($   344,026)     ($1,068,559)

                     Net income (loss) per share                                 ($  .11)        ($  .38)



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL POSITION

1994 COMPARED TO 1993

RESULTS OF OPERATIONS The substantial increases in sales, cost of sales and selling, general and administrative expenses reflect the inclusion of the results of Communicate Direct, Inc.'s (CDI) operations from the date of its acquisition by the Company on October 31, 1994. Included in the consolidated results for the first quarter are CDI's sales ($2,080,000), cost of sales ($1,076,000) and selling, general and administrative expenses ($755,000). In addition, the results of operations of UMA are included for the full quarter in 1994 as compared to only the period after UMA's acquisition on November 12, 1993 in the prior year. Amortization of goodwill in 1994 increased $75,000 while CDI added $15,000 to depreciation expense. Corporate expenses increased primarily due to additional legal and accounting fees. Interest expense increased (after deducting the non-cash charge relating to Senior Note discount in 1993) due to the additional debt incurred in connection with the acquisition of CDI and the issuance of the Convertible Subordinated notes in 1994 (See Notes 3 and 4 of Notes to Consolidated Financial Statements).

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

                                             SoftNet Systems, Inc.
                                             (Registrant)



                                             /S/ John Jellinek
                                            _______________________________
                                            John Jellinek
                                            President and Chief Executive
                                             Officer



                                            /S/ Martin A Koehler
                                            _______________________________
                                            Martin A. Koehler
                                            Vice President - Finance and
                                             Chief Financial Officer

Dated:  August 8, 1995