Form 10KSB/A
period 1994-09-30
SOFTNET SYSTEMS INC
filed 1995-11-03
CIK 97196

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                     ________________________________________

                                  FORM 10-KSB/AA

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

  For the fiscal year ended:  September 30, 1994
                                   Commission File No.:  1-5270

                                     SOFTNET SYSTEMS, INC.
                  (Name of Small Business Issuer in its charter)

              New York                                     11-1817252
     (State of incorporation)             (I.R.S. employer identification no.)

                 One Overlook Place, Lincolnshire, Illinois 60069
                      (Address of principal executive office)

                  Registrant's telephone number:  (708) 793-2000

  Securities registered under Section 12(b) of the Exchange Act:

             Title of each class     Name of each exchange on which registered:
          Common Stock, Par                 American Stock Exchange
          Value $.01 per share

  Securities registered under Section 12(g) of the Exchange Act:   None

     Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
  Yes __X__  No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     SoftNet Systems, Inc. and Subsidiaries's consolidated revenues for the fiscal year ended September 30, 1994 are $885,319.

     As of September 30, 1994, 2,632,228 common shares (including common stock subject to put options) were outstanding and the aggregate market value (based on the September 30, 1994 closing price of such shares on the American Stock Exchange) of the common shares of SoftNet Systems, Inc. held by non-affiliated entities was approximately $10.1 million.

                  Documents Incorporated by Reference in Item 13
                                  1983 Form 10-K
                                 1993 Form 10-KSB
                          Form 8-K dated October 31, 1994

                                      PART I

  ITEM 1.  BUSINESS

     SoftNet Systems, Inc. ("SoftNet", "Company" and "Registrant"), was incorporated in New York in 1956. In 1993, the Company changed its name from The Vader Group Inc. to its present name.

     The Company's operations include telecommunications (with the acquisition of Communicate Direct, Inc. in October 1994, subsequent to the fiscal year-
  end), health care cost containment and image processing, with a major emphasis in the medical field.

     ACQUISITION OF CDI On October 31, 1994, by merger with and into its wholly-owned subsidiary, the Company acquired Communicate Direct, Inc. (CDI), a Chicago-based privately owned company which sells, installs and services telephone systems. CDI specializes in implementing application oriented peripheral products such as voice mail, automated attendant systems, interactive voice response, video conferencing and call accounting products. CDI also markets communication products targeted to small businesses, home office and mobile users, through its retail operation.

     As a distributor of products produced by Panasonic, Fujitsu, Ameritech and AT&T, among others, CDI focuses its sales effort on providing it clients with the best possible choice of telecommunications equipment at cost effective prices. CDI has been servicing customers in the Chicago area since 1987 and currently has approximately 85 employees. The Company believes the telecommunications industry is very fragmented and CDI has competitors who are larger and may be better financed.

     HEALTH CARE COST CONTAINMENT The Company uses the Code Review(R) software developed by Boston-based Health Payment Review, Inc. (HPR) in the United States for Taft-Hartley multi-employer trust funds and third party administrators. The software evaluates medical bills to determine if the charges are coded properly within American Medical Association guidelines. HPR licenses the Code Review software to insurance companies for their own use and other software packages are available to perform similar services and, accordingly, the extent of the Company's competition is not altogether known to the Company.

     On November 12, 1993, the Company acquired Utilization Management Associates, Inc. (UMA), a Boston-based privately owned company engaged in the medical cost containment business. UMA develops scientifically valid systems for identifying inefficient or avoidable hospital utilization. Such systems are used by health maintenance organizations, insurance companies and hospitals. In its simplest description, these systems contain the accepted medical procedures and schedules to be followed for the treatment of specified medical conditions incurred by patients and may be used on a prospective, concurrent or retrospective basis to reduce the average length of a hospital stay. They are also used to identify systemic causes of inappropriate hospitalization.

     IMAGE PROCESSING The Company holds an interest in Imnet Systems, Inc. (Imnet), a privately owned company located in Atlanta, Georgia. The original investment in Imnet facilitated the Company's obtaining a distributorship of Imnet imaging systems. Imnet is a pioneer in imaging technology utilizing multi-media, especially micro-film. It designs, manufactures, markets and services state of the art document image processing systems that improve the productivity and customer service capabilities of organizations in the United States, Canada and Europe that process, file and retrieve large volumes of paper documents and micro-film.

     NEW FINANCING In October and November 1994, the Company obtained additional funding to be used in connection with its acquisition of CDI (see above) and for working capital purposes. Such funding came from the sale of 200,000 shares of its common stock at $4 per share in a Regulation S offering and the sale of $1.25 million of five year 10% Convertible Subordinated Notes (Subordinated Notes). These subordinated notes bear interest for the first two years only, are convertible into common shares of the Company and are subordinated to all other liabilities of the Company. The Company used part of the proceeds from the sale of stock and Subordinated Notes, to make a capital contribution to CDI. In addition, CDI with the Company's assistance has obtained a $2.5 million revolving line of credit from a commercial bank. CDI used the capital contribution and a portion of the revolving line of credit to pay certain of its existing liabilities and to increase its working capital. In connection with the sale of the stock and Subordinated Notes, the Company issued warrants to purchase 547,500 shares of the Company's common stock exercisable for five years at exercise prices ranging from $6.875 to $7.50 per share.

     See Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information on the above operations and acquisitions.

     EMPLOYEES As of September 30, 1994, the Company and its subsidiaries had 15 employees.

  ITEM 2.  PROPERTIES

     The Company and its subsidiaries rent office space in Lincolnshire, Illinois, Glendale, New York and Wellesley, Massachusetts. The Company and its subsidiaries lease computer equipment to perform its health care cost containment operations and have sufficient equipment in place to process the expected level of business in 1995. In addition, the Company has leased equipment used as a demonstration unit for prospective clients of the Imnet imaging system.

  ITEM 3.  LEGAL PROCEEDINGS

     None.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of shareholders, held August 16, 1994, the entire Board of Directors was elected unopposed and the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants was ratified. Holders of 2,023,728 shares of the Company's common stock were present or represented by proxies at the meeting.

     The directors, all of whom were reelected, received the following votes -

                                           For                Withheld

       Peter R. Harvey                   2,022,928               800
       John G. Hamm                      2,023,128               600
       John Jellinek                     2,023,128               600
       Phillip Kenny                     2,023,128               600
       Alfred J. Ziegler                 2,023,128               600

     The ratification of the appointment of Coopers & Lybrand L.L.P. received 2,023,028 votes for, 600 votes against and 100 votes abstaining.


                                      PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The stock of the Company is principally traded on the American Stock Exchange (Amex). The Company currently does not meet certain of the requirements for maintaining its listing on the Amex and the Amex is continuing its review of the status of the Company's listing on the exchange. The high and low sales prices for the stock reported on the Amex for each quarterly period during the past two years were as follows:

  Quarter      High sale     Low sale    Quarter    High sale  Low sale
  ending          price        price      ending      price      price

  Dec 1993       $7-1/8      $3-3/4      Dec 1992     $3-7/8   $1-13/16
  Mar 1994        7-3/4       5-1/8      Mar 1993      4-5/8     2-5/ 8
  Jun 1994        7-7/8       5-5/8      Jun 1993      4-1/2      2-7/8
  Sep 1994            9       6-1/8      Sep 1993      4-1/8      3-1/4

     There were approximately 700 holders of the stock as of September 30, 1994. The closing price for the stock on September 30, 1994 was $6.50. The Company paid no dividends during the period October 1, 1992 to September 30, 1994.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  1994 COMPARED TO 1993

     RESULTS OF OPERATIONS The Company purchased Utilization Management Associates, Inc. (UMA) on November 12, 1993 and its operations have been included in the consolidated results of operations since that date. The respective contributions of SoftNet and UMA to the consolidated results of operations are set forth below (in thousands of dollars):

                                                        1994       1993
                                 Consolidated   UMA    SoftNet   SoftNet

  Revenues                           $   885  $  695   $   190     $  47
  Expenses -
     Costs and general and
       administrative                  2,082     803     1,279       721
     Amortization and depreciation        78      10        68       116
     Interest                            603       -       603        38
     Subtotal                          2,763     813     1,950       875
  Net loss                          ($1,878) ($ 118)  ($1,760)   ($ 828)

     SoftNet's 1994 revenues increased primarily as a result of the sale of imaging processing equipment. Its code review business increased approximately 10% over 1993, the first year of that operation. Costs and general and administrative expenses in 1994 increased because of additional compensation and benefit costs of approximately $420,000 and other operating costs relating to the document imaging and health care code review activities. Equipment additions during the 1993 fiscal year (and to a lesser extent in the 1994 fiscal year) resulted in increased depreciation expense of approximately $39,000 in 1994 while there was no amortization of license fee pertaining to the Code Review software in fiscal year 1994 ($87,000 in fiscal
  1993). Non-cash interest expense relating to the Senior Note discount of approximately $514,000 and cash interest payments on the Senior Notes are the main components of interest expense in 1994.

     UMA's 1994 results include (A) non-compete payments of $110,000 which are expected to continue at $10,000 per month through 1996 and $5,000 per month through 1997 and (B) amortization of goodwill of $5,000 resulting from the acquisition.

     Due to the Company's tax loss carryforwards, no income tax benefit was recognized in connection with the Company's 1994 and 1993 pre-tax losses. The Company currently has substantial net operating loss carryforwards for financial reporting and tax purposes.

     LIQUIDITY AND CAPITAL RESOURCES At September 30, 1994 and 1993, the Company's current liabilities exceeded its current assets by $1,229,417 and $514,055, respectively. This situation resulted from losses from operations incurred in each year (see Results of Operations above), additional cash investments of $462,927 (1994) and $381,373 (1993) in Imnet, equipment purchases and lease payments of $143,569 (1994) and $46,199 (1993) and the increased level of Senior Notes outstanding at each year end of $770,000
  (1994) and $357,086 (1993). The funding for these activities was provided by cash on hand at the beginning of 1993, new borrowings (Senior Notes), the leasing of a substantial portion of the equipment additions, a capital contribution of $850,000 (see below) and the sale of 88,000 shares of the Company's common stock. In October and November 1994, the Company obtained additional funding to be used in connection with an acquisition (see Item I - Acquisition of CDI) and for working capital purposes. The Company sold 200,000 shares of its common stock at $4 per share. Also, the Company issued $1.25 million of 10% Convertible Subordinated Notes due in five years. Interest at 10% per annum is payable on the first day of February, May, August and November until November 1, 1996 after which the note accrues no interest. The Notes are subordinate to all current and future outstanding indebtedness of the Company. The note and any unpaid accrued interest thereon may be converted at any time into shares of the Company's common stock at a rate equal to $4.10 per share.

     Currently, management is anticipating that any shortfall in its cash flow from operations will be provided for by additional short-term borrowings in the form of additional Senior Notes. In addition, cash flow may be enhanced by possible future acquisitions and additional sales of the Company's common stock. No assurances can be made that these sources of funds will be available or sufficient.

     In 1987 and 1988 a subsidiary of Ozite Corporation (Ozite) regularly purchased products from a subsidiary of the Company. The assets of this operation were sold in 1988, except for a trade account receivable due from Ozite of $2,612,000 and certain inventory which was subsequently sold to Ozite for $1,235,807. In addition, the Company in 1990 made a cash advance to Ozite of $1,100,000. Peter R. Harvey, Chairman and Chief Operating Officer of the Company and John G. Hamm, a Director of the Company, had substantial interests in Ozite at the time of these transactions. In 1991, the amounts due the Company were considered uncollectible and the Company recorded a provision for bad debts for the amounts due. Subsequently, Ozite repaid $850,000 (recorded as a capital contribution) and owes a renegotiated balance of $4,150,000 payable on demand at any time on or after January 1, 1995. However, Ozite's ability to repay is uncertain and therefore, the Company is not relying on the Note repayments as a means of funding its future cash requirements. The obligation is due from Ozite Corporation, the parent company. Disclosure in Ozite's Form 10-K states that the parent corporation has a deficiency in assets, significant overdue liabilities - principally to private placement investors and related parties, and no continuing operations or cash flow, raising substantial doubt about whether the parent corporation will be able to continue as a going concern. There are certain restrictions on Ozite's majority-owned subsidiary, Plastic Specialties & Technologies, Inc. (PST) restricting its ability to pay dividends to Ozite and, accordingly, the parent corporation (Ozite) can not rely solely on PST to satisfy its existing liabilities and resolve its deficiency in assets.

  1993 COMPARED TO 1992

     The Company had no revenues from operations in the 1992 fiscal year.

  ITEM 7.  FINANCIAL STATEMENTS

     Reference is made to the index to financial statements on page 12 for all financial statements filed as part of this report.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                     PART III

  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  DIRECTORS The following table lists the name and age of each director, his positions with the Company, his business experience during the past five years and certain directorships. Each director's term of office expires at the next annual meeting.

  Name and age              Positions and Experience

  Peter R. Harvey (60)      Director since 1981 and Chairman of the Board since
                            September, 1985, Chief Executive Officer from 1981
                            to June 1993.  Chief Operating Officer since June
                            1993.  President of the Company from August, 1983 to
                            September, 1985 and from April, 1988 to June 1993.
                            Mr. Harvey is the President, Chief Operating Officer
                            and a director since 1968 of ARTRA GROUP
                            Incorporated (fashion jewelry and flexible
                            packaging), a director of the Lori Corporation
                            (fashion jewelry) since 1984, a director of Emerald
                            Acquisition Corporation (cellulosic casing and
                            plastic cutlery) from 1983 to 1992, a director and
                            Chairman of the Executive Committee of Rymer Foods,
                            Inc. (food processing) from 1981 to 1993, a director
                            of Ozite Corporation (textiles, hose and tubing)
                            since 1984 and Vice President since 1987, and a
                            director of Plastic Specialties and Technologies,
                            Inc. (textiles, hose and tubing) since 1993.

  John Jellinek (49)        Director since 1993.  President and Chief Executive
                            Officer since June 1993.  Manager of the Company's
                            data services operation since August 1992.
                            President of Jelco Ventures, Inc. (diversified
                            holding company) since 1971.  Director of Imnet
                            Systems, Inc. (image processing) since October 1992.

  John G. Hamm (56)         Director since 1985.  Executive Vice President since
                            1988 and Vice President-Finance of ARTRA GROUP
                            Incorporated (fashion jewelry and flexible
                            packaging) from 1975 to 1988.  Director, from 1984
                            to 1994, and Vice President - Finance, from 1990 to
                            1994, of Ozite Corporation (textiles, hose and
                            tubing), and a director of Plastic Specialties and
                            Technologies, Inc. (textiles, hose and tubing) since
                            1993.

  Philip Kenny (41)         Director since 1993.  President of Northgate
                            Investments Corp. (a wholly-owned subsidiary of
                            Kenny Industries, Inc.) since 1991 and President of
                            Seven K Construction Co. from 1987 to 1991.
                            Director of Kenny Industries, Inc. since 1980 and
                            Summitt Golf Corporation of Tallahassee, Florida
                            since 1993 and member of the Board of Advisors at
                            Northern Illinois University School of Technology
                            and Engineering since 1989.

  Alfred J. Ziegler (56)    Director since 1977, Vice President since 1978,
                            Secretary since 1985 and Chief Accounting Officer
                            since 1988.

  EXECUTIVE OFFICERS Messrs. Harvey, Jellinek and Ziegler, members of the Board of Directors, are the only executive officers of the Company and are referred to in the table above. Officers are appointed annually by the Board of Directors at the organization meeting of the Directors immediately following the annual meeting of shareholders and serve, at the pleasure of the Board, until the appointment of their successors.

     There are no family relationships among the officers nor is there any arrangement or understanding between any officer and other person pursuant to which he was elected to office.

  ITEM 10.  EXECUTIVE COMPENSATION

  COMPENSATION OF EXECUTIVE OFFICERS The following tables show the aggregate compensation for Mr. John Jellinek, President and Chief Executive Officer of the Company at September 30, 1994, and Mr. Peter R. Harvey, Chairman of the Board of Directors and Chief Operating Officer, the only two executive officers of the Company whose compensation exceeded $100,000 during the year ended September 30, 1994.

                            SUMMARY COMPENSATION TABLE

                                                          Long-term
  Name and Principal          Annual Compensation <F2>   Compensation
  Position <F1>        Year   Salary      Other Annual      Options    Other

  John Jellinek - CEO  1994  $137,500     $ 8,335 <3>                    0
                       1993         0             <3>                    0
                       1992         0                                    0

  Peter R. Harvey      1994    95,000      11,665                        0
  Chairman & COO       1993   120,000                      1,564 <4>     0
                       1992   120,000                                    0

  _______________

  <F1> Mr. Jellinek became President and CEO effective June 30, 1993.  During the prior portion of fiscal 1993 and for 1992, Mr. Harvey held the position of President and CEO. During the three year period ended September 30, 1994, Mr. Harvey has been Chairman of the Board of Directors.

  <F2> On July 21, 1994, the Board of Directors retroactively revised the compensation of the President and the Chairman of the Board. The President's compensation was set at $110,000 per year effective July 1, 1993, and the Chairman's compensation was reduced from $120,000 to $60,000 per year effective May 1, 1994. Neither individual had been receiving cash payments on a regular basis. As at September 30, 1994, the President was owed $117,500 in back pay and the Chairman was owed $125,000, Beginning September 30, 1993, $50,000 of the President's annual compensation and $70,000 of the Chairman's unpaid compensation will be paid in shares of the Company's common stock or 10 year warrants to purchase shares of the Company's common stock at $5.00 per share, as the prospective recipient elects. The President will receive 10,000 shares or warrants to purchase 16,667 shares. The Chairman will receive 14,000 shares or warrants to purchase 23,333 shares. The choice to receive shares or warrants is to be made by each individual on December 31, 1994 or at specified dates thereafter. Each individual would receive additional shares or warrants at the rate of 20% of the outstanding shares or warrants theretofore granted hereunder per annum until the shares to be received or the shares received upon exercise of the warrants, as the case may be, are freely tradeable or saleable under Rule 144 or 144k. In addition, at December 31, 1994 or at the specified dates thereafter, each individual may elect to receive any unpaid cash compensation in such shares or warrants or receive interest on his unpaid compensation at 10% per annum. At September 30, 1994, additional compensation relating to the payment of compensation in shares was $8,335 for the President and $11,665 for the Chairman.

  <F3> The Company pays Jelco Ventures $4,000 per month ($48,000 in 1994 and
       $40,000 in 1993) which is used, in part, for shared costs of office support personnel and equipment. Mr. Jellinek is the President of and controls Jelco Ventures.

  <F4> During the fiscal year 1993, the shareholders of the Company approved the extension of the expiration date of the Common Stock Purchase Warrant for 1,564 shares owned by Mr. Harvey until February 18, 1998, and a reduction in the exercise price to $1.75 per share. The proxy statement in connection with the solicitation of the shareholders approval states that the reason for the extension of and reduction in exercise price of the warrant was "to compensate the officers and directors for their efforts on behalf of the Company and for the risk they took in acting for the Company without any insurance protection.


        AGGREGATE OPTIONS EXERCISED AND OPTION VALUES AT SEPTEMBER 30, 1994

                                    Unexercised Options     Value of in the
  Name               Exercised    at September 30, 1994      Money Options (A)

  John Jellinek       0                  250,000 (B)            $1,187,500
  Peter R. Harvey     0                    1,564                     7,429

  (A) Equal to the market price of the Company's common stock at September 30, 1994 of $6.50 per share less the exercise price times the number of unexercised options.
  (B)  Held by Jelco Ventures.

  COMPENSATION OF DIRECTORS Directors who are not officers or employees of the Company, or of a subsidiary, receive a director's fee of $1,000 per month.
  In addition, in 1994, the Board of Directors compensated Mr. Jack Hamm for uncompensated services rendered over the past ten years in the amount of $150,000. Such amount (plus $8,335 of additional compensation if a portion is paid in stock) is to be paid in cash and stock or warrants in the same manner as described in Note 2 to the Summary Compensation Table above. The compensation payable to Mr. Hamm has not been paid and is included in current liabilities in the Company's consolidated balance sheet as of September 30, 1994.

  SEVERANCE AGREEMENTS Mr. Ziegler has an agreement with the Board of Directors that he be given one year's salary as severance pay upon termination of his employment.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     For the year ended September 30, 1994, from the Company records, it does not appear that any director, officer or 10% shareholder failed to report timely in accordance with the requirements of Section 16(a) of the Securities and Exchange Act.

     The security ownership of certain beneficial owners and management as of September 30, 1994 is shown on the following two pages.

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AS OF SEPTEMBER 30, 1994

     The following table sets forth the number of shares of common stock of the Company ($.01 par value common stock) beneficially owned and the percent of the outstanding shares of common stock attributable to such ownership for persons or entities known to the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock:

       Name and address         Amount and nature of      Approximate
       of beneficial owner      beneficial ownership  percentage of class

       Peter R. Harvey              503,928  <F1>             19.1
       500 Central Avenue
       Northfield, IL 60093

       John Jellinek                378,000  <F2>             12.6
       660 LaSalle Street
       Highland Park, IL 60035

       Barry Rymer Life
         Insurance Trust            323,435                   12.3
       Barry Rymer, Trustee
       4600 So. Packers Ave.
       Chicago, IL 60609

       Philip Kenny                 240,602  <F3>             9.0
       c/o 7K Construction
       144 Green Bay Road
       Winnetka, IL 60493

       E. Forbes Gordon             147,346  <F4>             5.6
       P.O. Box 1227
       5851 San Felipe, Ste. 714
       Houston, TX 77251

     ___________________

  <F1> Mr. Harvey is deemed to be in control of the Company by virtue of his ownership of 19.1% of the common stock. Mr. Harvey has pledged certain of his SoftNet shares as collateral for a loan and upon a default, a change of control could occur. Included in Mr. Harvey's total are 1,564 shares which are issueable upon exercise of a Common Stock Purchase Warrant at $1.75 per share, which warrant expires February 18, 1998.

  <F2> John Jellinek is listed because he controls Jelco Ventures, Inc. which has an option to purchase 250,000 of the Company's common stock at $1.75 per share, which option expires July 31, 1997. In addition, Mr. Jellinek has shared voting power in Jelken Corp. which owns 80,000 shares of the Company's common stock and has rights to acquire 34,000 shares which are issueable upon exercise of Common Stock Purchase Warrants at prices ranging from $5.50 to $1.75 per share, such warrants expiring between August 12, 1998 and March 1, 1999. The percentage ownership set forth above is the percentage if the options were all exercised. Also included are 2,000 shares held in trust for Mr. Jellinek's minor children.

  <F3> Mr. Kenny has shared voting power over 126,602 shares held by Kenny family interests. In addition, Mr. Kenny has shared voting power in Jelken Corp. which owns 80,000 shares of the Company's common stock and has rights to acquire 34,000 shares which are issueable upon exercise of Common Stock Purchase Warrants at prices ranging from $5.50 to $1.75 per share, such warrants expiring between August 12, 1998 and March 1, 1999., These shares are also included in Mr. Jellinek's ownership (see note 2).

  <F4> Included in Mr. Gordon's total are 38,748 shares owned by Tartan Group,
       Inc., formerly Tartan Energy Corporation (owned 38.5% by Mr. Gordon, such ownership representing 51.33% of the voting stock) and 20,000 shares which are issueable upon exercise of a Common Stock Purchase Warrant at $1.75 per share, which warrant expires February 18, 1998.
       Not included are 14,500 shares held by a trust of which Mr. Gordon is an income beneficiary but in which he has no voting rights.

  SECURITY OWNERSHIP OF MANAGEMENT AS OF SEPTEMBER 30, 1994

     The following table contains information regarding the beneficial ownership of shares of common stock of the Company ($.01 par value common stock) of each of the individual directors and officers, and of directors and officers as a group:

                                     Amount and nature of       Approximate
       Name of beneficial owner      beneficial ownership   percentage of class

       Peter R. Harvey                 503,928    <F1>              19.1
       John Jellinek                   378,000<F2><F3>              12.6
       Philip Kenny                    240,602    <F3>               9.0
       John G. Hamm                     52,031    <F4>               2.0
       Alfred Ziegler                   40,317    <F5>               1.5

       All directors and officers
         as a group (five)           1,088,878                      36.6

     ______________

       <F1> See Note 1 under "Security Ownership of Certain Beneficial Owners", above.
       <F2> See Note 2 under "Security Ownership of Certain Beneficial Owners", above.
       <F3> See Note 3 under "Security Ownership of Certain Beneficial Owners", above.
       <F4> Of Mr. Hamm's shares, 37,031 are held jointly with his wife Shirl
            Hamm. Included in the total are 15,000 shares which are issueable upon exercise of a Common Stock Purchase Warrant at $1.75 per share, which warrant expires February 18, 1998.
       <F5> Included are 40,000 shares which are issueable upon exercise of a
            Common Stock Purchase Warrant at $1.75 per share, which warrant expires February 18, 1998. His wife, Isolde Ziegler, owns 300 shares of common stock to which Mr. Ziegler disclaims ownership.

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Note 4 of Notes to Consolidated Financial Statements for disclosure of the information required by this Item.

  ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a) Listed below are all financial statements and exhibits filed as a part of this report:

          (1) Financial Statements. Reference is made to the index to financial statements on page 12.

          (2)  Exhibits.
               (2a) Agreement and Plan of Reorganization dated October 28, 1994 regarding the acquisition of Communicate Direct, Inc. including additional exhibits covering the preferred shares, various notes and warrants, etc. issued in connection with this acquisition (3)
               (3)(i)         Certificate of Incorporation (1)
               (3)(i)         Amendment to Certificate of Incorporation (2)
               (3)(ii)        By-Laws (2)
               (10a)          HPR License Agreement (2)
               (10b)          Imnet Distributor Agreement (2)
               (10c) Utilization Management Associates, Inc. Stock Purchase Agreement (2)
               (21)           List of Subsidiaries as of September 30, 1994
               (27)           Financial Data Schedule

                     (1) From 1983 Form 10-K
                     (2) From 1993 Form 10-K
                     (3) From Form 8-K dated October 31, 1994

      (b) No reports on Form 8-K have been filed in the last quarter of the period covered by this report.


                                    SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SOFTNET SYSTEMS, INC.



                                     By:  /S/ John Jellinek
                                         John Jellinek
                                         President and Chief Executive Officer



                                     By:  /S/ Martin A. Koehler
                                         Martin A. Koehler
                                         Vic President - Finance and Chief
                                             Financial Officer

  Dated:

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /S/ John J. McDonough              /S/ John Jellinek
  John J. McDonough                  John Jellinek
  Chairman of the Board of Directors Director
  Dated:                             Dated:



  /S/ Ian B. Aaron                   /S/ John G. Hamm
  Ian B. Aaron                       John G. Hamm
  Director                           Director
  Dated:                             Dated:



  /S/ Philip Kenny                   _______________________________
  Philip Kenny                       Alfred J. Ziegler
  Director                           Director
  Dated:                             Dated:


  SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
  INDEX TO FINANCIAL STATEMENTS


                                                                  Page

  REPORT OF INDEPENDENT ACCOUNTANTS                                 13

  SOFTNET SYSTEMS, INC. CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of September 30, 1994 and 1993  14

     Consolidated Statements of Operations for the years ended
     September 30, 1994 and 1993                                    15

     Consolidated Statements of Shareholders' Equity for the
     years ended September 30, 1994 and 1993                        16

     Consolidated Statements of Cash Flows for the years ended
     September 30, 1994 and 1993                                    17

     Notes to Consolidated Financial Statements                  18-27


  REPORT OF INDEPENDENT ACCOUNTANTS


  To the Board of Directors and Shareholders of SoftNet Systems, Inc.:

  We have audited the consolidated financial statements of SoftNet Systems, Inc. (formerly The Vader Group Inc.) and Subsidiaries listed in the Index on page 12 of this Form 10-KSB. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SoftNet Systems, Inc. and Subsidiaries as of September 30, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.


                                               COOPERS & LYBRAND L.L.P.
  January 6, 1995
  Chicago, Illinois


  SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  As of September 30, 1994 and 1993

                                                      1994             1993

  ASSETS

  Current assets:
     Cash                                        $    176,538      $    62,856
     Accounts receivable                               88,986            6,836
     Prepaid expenses                                  96,060            6,069
  Total current assets                                361,584           75,761

  Other assets:
     Office furniture and equipment, net of
       accumulated depreciation
       of $102,152 in 1994 and $28,622 in 1993        225,450          172,652
     Investment in Imnet, at cost                   1,989,379          791,373
     Intangible assets, net of amortization of
       $5,018                                         224,394                -
  Total other assets                                2,439,223          964,025

  Total Assets                                   $  2,800,807      $ 1,039,786


  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
     Professional fees payable                   $    208,710      $   115,367
     Accrued expenses and accounts payable            530,065           57,358
     Current portion of capitalized equipment
       lease obligations                               82,226           60,005
     Senior Notes payable,
       net of discount of $42,914 in 1993             770,000          357,086
  Total current liabilities                         1,591,001          589,816

  Capitalized equipment lease obligations              53,577           95,070

  Common Stock Subject to Put Options
     (29,630 shares)                                  200,000                -

  Shareholders' Equity :
     Preferred stock, $.10 par value,
       4 million shares authorized, none issued             -                -
     Common stock, $.01 par value,
       10 million shares authorized, 2,602,598 and
       2,306,076 shares outstanding in 1994 and 1993,
       respectively, net of treasury shares
       of 1,906 in 1994 and 4,406 in 1993              26,026           23,061
     Capital in excess of par value                16,428,886       13,952,143
     Accumulated deficit                         ( 15,498,683)    ( 13,620,304)
       Total shareholders' equity                     956,229          354,900

  Total Liabilities and Shareholders' Equity     $  2,800,807      $ 1,039,786

                  See notes to consolidated financial statements.


  SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  For the years ended September 30, 1994 and 1993


                                                       1994       1993

  Revenues:
     Data services                                 $   883,352   $  43,682
     Interest and other income                           1,967       3,372
       Total revenues                                  885,319      47,054

  Expenses:
     Costs and general and administrative            2,081,888     721,659
     Amortization and depreciation                      78,548     115,722
     Interest expense, including non-cash
       charges of $514,164 and $18,961
       relating to Senior Note discount                603,262      37,754

       Total expenses                                2,763,698     875,135

     NET LOSS                                     ($1,878,379)  ($828,081)

  Net loss per common share                            ($ .75)     ($ .37)

     Weighted average common shares outstanding      2,488,208   2,254,709


                  See notes to consolidated financial statements.


  SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the years ended September 30, 1994 and 1993


                                                       Capital in
                                   Common Stock        excess of  Accumulated
                               Shares       Amount     par value   deficit

  Balance, October 1, 1992    2,202,229    $220,223  $13,404,739 ($12,792,223)

     Common stock used to settle
       Liability related to
       discontinued operations   23,847       2,385       45,309             -
     Common stock issued for
       investment in Imnet       80,000       8,000      202,000             -
     Change in par value of
       common stock to $.01
       per share                      -  ( 207,547)      207,547             -
     Compensation relating to
       warrants                       -           -       30,673             -
     Value assigned warrants
       issued with Senior
       Notes payable                  -           -       61,875             -
     Net loss                         -           -            - (    828,081)

  Balance, September 30, 1993 2,306,076      23,061   13,952,143 ( 13,620,304)

     Common stock issued for
       investment in Imnet      196,022       1,960      733,123             -
     Common stock issued for
       finder's fee relating
       to UMA acquisition         2,500          25       16,850             -
     Capital contribution             -           -      850,000             -
     Value assigned warrants
       issued with Senior
       Notes payable                  -           -      471,250             -
     Sale of common stock        88,000         880      388,120
     Exercise of warrants        10,000         100       17,400             -
     Net loss                         -           -            - (  1,878,379)

  Balance, September 30, 1994 2,602,598   $  26,026  $16,428,886 ($15,498,683)


                  See notes to consolidated financial statements.

  SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the years ended September 30, 1994 and 1993


                                                         1994          1993

  Operating Activities
     Net loss                                       ($1,878,379)   ($ 828,081)
     Adjustments to reconcile net
       loss to net cash used by operations:
       Amortization and depreciation                      78,548       115,722
       Non-cash charge for compensation related
          to change in exercise price of certain
          warrants and certain warrants issued at
          exercise prices less than market                     -        30,673
       Non-cash charge of interest expense related
          to amortization of Senior Note
          payable discount                               514,164        18,961
       Changes in operating assets and liabilities:
          Increase in accounts receivable           (    22,275)   (    6,836)
          Increase in prepaid expenses              (    86,784)   (    6,069)
          Increase in current liabilities                514,899        27,085
     Net cash used by operating activities          (   879,827)   (  648,545)

  Investing Activities
     Cash paid for investment in Imnet              (   462,924)   (  381,373)
     Net cash paid in connection with acquisition
       of consolidated subsidiary                    (   26,498)            -
     Purchase of equipment and office furniture     (    74,696)   (   12,261)
     Net cash used by investing activities          (   564,118)   (  393,634)

  Financing Activities
     Capital contribution                                850,000             -
     Proceeds of Senior Notes payable                    920,000       400,000
     Repayment of Senior Notes payable              (   550,000)             -
     Sale of common stock                                389,000             -
     Exercise of warrants                                 17,500             -
     Capitalized equipment lease
       obligations paid                             (    68,873)   (   33,938)
     Net cash provided by financing activities         1,557,627       366,062

  Increase (decrease) in cash and cash
     equivalents                                         113,682   (  676,117)
  Cash and cash equivalents at beginning of year          62,856       738,973
  Cash at end of year                                $   176,538    $   62,856

  Supplemental disclosures of cash flow information:
     Cash paid during the year for interest          $    59,974     $  31,831
     Equipment and office furniture acquired
       by capitalized leases                         $    49,601     $ 189,013


                  See notes to consolidated financial statements.


  SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NAME CHANGE AND PRINCIPLES OF CONSOLIDATION   In 1993, the name of the
  Company was changed to SoftNet Systems, Inc. from The Vader Group Inc. The consolidated financial statements include the accounts of SoftNet Systems, Inc. (SoftNet) and its subsidiaries (Company). All intercompany transactions have been eliminated in the consolidated financial statements.

     OFFICE FURNITURE AND EQUIPMENT Office furniture and equipment (primarily computers and related equipment) is stated at cost and depreciated by the straight-line method over the useful lives of the related assets. The estimated useful lives range from three to five years for equipment to seven years for office furniture. Repairs and maintenance are charged to expense as incurred.

     INVESTMENT IN IMNET The Company currently carries its investment in Imnet Systems, Inc. at cost. There is no readily determinable fair market value of the investment in Imnet at this time. Imnet is currently incurring operating losses (see Note 3). No valuation reserve against the carrying value of this investment has been provided since management believes there has been no other than temporary impairment in the value of the Company's investment.

     INTANGIBLE ASSETS   Costs in excess of fair value of net assets acquired
  incurred in connection with the acquisition of Utilization Management Associates, Inc. (UMA) (see Note 3) are being amortized on a straight-line basis over forty years. Additional costs resulting from the obligation to pay a portion of the pretax earnings to the former owners of UMA are being amortized over the period from the determination of the amount to the expiration of the original forty years. The Company assesses the recoverability of unamortized goodwill by reviewing the sufficiency of estimated future operating income and undiscounted cash flows of the related entity to cover the amortization during the remaining amortization period.

     REVENUE RECOGNITION The Company recognizes health care cost containment revenue upon completion of services. Revenue from image processing is generated from three sources, systems sales and installations, document imaging, and on-going maintenance. Revenue from document imaging and on-going maintenance is recognized as services are completed. Revenue from the sale and installation of imaging systems is recognized on a percentage-of-completion.

     INCOME TAXES Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes which revised certain financial accounting and reporting standards for income taxes was adopted by the Company effective October 1, 1993. The adoption of Statement No. 109 did not have a material impact on the Company's financial statements. In accordance with this financial accounting standard, the Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company currently has substantial net operating loss carryforwards. No deferred tax assets are recorded due to the losses the Company has reported in the recent years.

     LOSS PER SHARE   Loss per share is based on the weighted average number of
  common shares (including common stock subject to put options) outstanding during the periods. Common stock equivalents (outstanding options and warrants) are not included in the computation of loss per share since their effect is anti-dilutive.

     CASH AND CASH EQUIVALENTS   For purposes of the statement of cash flows,
  the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

  2  EVENTS OCCURRING SUBSEQUENT TO SEPTEMBER 30, 1994:

     ACQUISITION OF CDI On October 31, 1994, by merger with and into its wholly-owned subsidiary, the Company acquired Communicate Direct, Inc. (CDI), a Chicago-based privately owned company which sells, installs and services telephone systems. CDI specializes in implementing application oriented peripheral products such as voice mail, automated attendant systems, interactive voice response, video conferencing and call accounting products. CDI also markets communication products targeted to small businesses, home office and mobile users, through its retail operation.

     The Company acquired all of the outstanding common stock of CDI for an adjusted purchase price of $3,836,606 consisting of 290,858 shares of SoftNet preferred stock (valued at $1,745,148), Series B Note of $98,993, a capital contribution of $1,575,000, cash of $100,000 and acquisition costs of $317,465. The SoftNet preferred shares, which are non-voting and have the same dividend rights as the Company's common stock, will be converted into common shares on a one-to-one basis subject to approval of the Company's shareholders. Additional shares of SoftNet preferred stock may be issued under the same terms described above, if CDI's operations exceed an earnings level, as defined, of $1.5 million in each of the three fiscal years in the period ending September 30, 1997. In addition, each of CDI's shareholders, who are also executives of CDI, received employment contracts through September 1997. CDI obtained, with the Company's assistance, a new bank line-of-credit, maturing on March 1, 1996, in the amount of $2.5 million collateralized by the assets of CDI, the outstanding loan balance being limited to certain percentages of CDI's eligible receivables and inventories. The outstanding loan balance will bear interest at 1% above the bank's prime rate (8.5% on October 31, 1994), such interest being payable monthly and the loan is guaranteed by the Company.

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

     An unaudited pro forma consolidated balance sheet for the Company as of September 30, 1994 and CDI as of October 31, 1994 (closing date) revised and restated to give effect to the adjusted purchase price described above and also reflecting the additional financing outlined below (as if it had occurred on September 30, 1994) is as follows:

                 Pro Forma Consolidated Balance Sheet (Unaudited)

                            Company          CDI        Entries    Pro Forma

  Current assets         $    361,584   $ 2,079,988  $ 1,793,965  $  4,235,537
  Property and
     equipment, net           225,450       372,074                    597,524
  Other assets                      -       107,827       40,686       148,513
  Investment in Imnet       1,989,379             -                  1,989,379
  Intangible assets, net      224,394             -    4,376,613     4,601,007
     Total assets        $  2,800,807   $ 2,559,889  $ 6,211,264   $11,571,960

  Current liabilities    $  1,591,001   $ 4,674,896  $   282,538  $  6,548,435
  Long-term debt and
     lease obligations         53,577             -    1,348,993     1,402,570
  Common stock subject
     to put options           200,000             -                    200,000
  Preferred stock                                      1,745,148     1,745,148
  Shareholders' equity -
     Common stock              26,026         1,000        1,000        28,026
     Capital in excess
       of par value        16,428,886             -      717,578    17,146,464
     Accumulated
       earnings
       (deficit)        ( 15,498,683) (  2,116,007)    2,116,007 ( 15,498,683)
     Total
       Shareholders'
       equity                 956,229 (  2,115,007)     2,834585     1,675,807
     Total liabilities
       and
       shareholders'
       equity            $  2,800,807  $  2,559,889  $ 6,211,264   $11,571,960

     The entries reflected above to arrive at the pro forma consolidated balance sheet consist of the issuance of SoftNet's preferred shares ($1,745,148), the issuance of SoftNet's Series B Notes ($98,993), the cash payment of $100,000, the reclassification and accrual of legal, accounting and other fees incurred in connection with the acquisition ($317,465) and the offsetting investment in CDI ($2,261,607). The investment in CDI is eliminated against the equity of CDI with the balance being goodwill and added to intangible assets ($4,376,613).

     In addition, the entries reflected in the pro forma consolidated balance sheet also reflect the additional financing disclosed below. The cash proceeds of the sale of 200,000 common shares ($800,000) and the issuance of 10% convertible subordinated notes by SoftNet ($1,250,000) are recorded net of the related fees incurred (a total of $121,108).

     Not included in the above pro forma consolidated balance sheet are the capital contribution by SoftNet to CDI of $1,575,000 and an initial draw down under the new CDI bank line-of-credit, the proceeds of which were used to pay existing current liabilities of CDI and to add to their working capital.

     A pro forma consolidated statement of operations for the fiscal year ended September 30, 1994 for the Company and CDI (as if CDI had been acquired October 1, 1993) is as follows:

                  Pro Forma Consolidated Statement of Operations
                 For the year ended September 30, 1994 (Unaudited)

                           Company        CDI         Entries       Pro Forma

  Sales                 $   885,319  $ 11,577,220 $           -   $ 12,462,539
  Cost of sales                   -     6,763,943                    6,763,943
                            885,319     4,813,277                    5,698,596
  Expenses -
     Selling, general
       and administrative 2,081,888     4,846,531                    6,928,419
     Amortization and
       depreciation          78,548        70,637       437,661        586,846
     Interest expense       603,262       105,921       184,246        893,429
     Total expenses       2,763,698     5,023,089       621,907      8,408,694

  Net loss             ($1,878,379)($    209,812)    ($621,907) ($  2,710,098)
  Loss per share             ($.75)                                     ($.98)

     The entries reflected above to arrive at the pro forma consolidated statement of operations consist of the amortization of goodwill ($437,661) over a ten year period from acquisition and additional interest expense incurred in connection with the issuance of (a) SoftNet's Series B notes ($7,425) and (b) SoftNet's 10% convertible subordinated notes ($125,000) and
  (c) amortization of debt issuance costs ($51,821). The Series B notes bear interest at prime which was assumed to average 7.5% for fiscal year 1994.

     There were no intercompany transactions between the Company and CDI during the year ended September 30, 1994. In addition, no adjustment was made for the possible issuance of additional preferred shares based on CDI performance levels.

     The weighted average common shares outstanding used in computing the above loss per share has been increased by 290,858 shares to reflect the common stock equivalent status of the preferred shares issued in connection with the acquisition.

     ADDITIONAL FINANCING On October 26, 1994, the Company sold 200,000 shares of its common stock in a Regulation S offering at $4 per share. In addition, 10% Convertible Subordinated Notes, in the aggregate amount of $1.25 million, due in five years were issued in October and November 1994. Such notes (which bear interest at 10% for the first two years only and no interest thereafter) are subordinate to all other liabilities of the Company and are convertible into the Company's common shares at $4.10 per share. In connection with the sale of common stock and the issuance of the 10% Convertible Subordinated Notes, the Company incurred fees of $121,108 and issued warrants to purchase 547,500 shares of its common stock exercisable for five years at exercise prices ranging from $6-7/8 to $7.50 per share.

     ADDITIONAL POTENTIAL ACQUISITION On December 21, 1994, the Company announced that it had entered into an agreement in principle to acquire Kansas Communications, Inc. a distributor of business telecommunications products and serves as an agent for Southwestern Bell and MCI. Terms of the proposed acquisition involve the distribution of 1.2 million shares of the Company's common stock or a combination of common and preferred stock. The transaction is subject to several contingencies including completion of due diligence, SoftNet board of director and shareholder approval and governmental, regulatory and other third party approvals. Kansas Communications, Inc. reported net earnings of $441,000 on revenues exceeding $8 million for its most recent fiscal year ended March 31, 1994.

  3.   DESCRIPTION OF EXISTING BUSINESS:

     The Company operates in the health care cost containment and image processing industry. Image processing systems capture, index, store, retrieve and print images of documents.

     HEALTH CARE CODE REVIEW The Company uses the Code Review(R) software developed by Boston-based Health Payment Review, Inc. (HPR) in the United States for Taft-Hartley multi-employer trust funds and third party administrators. The software evaluates medical bills to determine if the charges are coded properly within American Medical Association guidelines. A portion of any savings identified by Code Review from this evaluation are to be paid to the Company.

     INVESTMENT IN IMNET The Company holds an interest in Imnet Systems, Inc. (Imnet), a privately owned company located in Atlanta, Georgia. The original investment in Imnet facilitated the Company's obtaining a distributorship of Imnet imaging systems. Imnet is the successor to the former Imnet, Inc. (now called Imge, Inc.) and is a pioneer in imaging technology utilizing multi-media, especially micro-film. It designs, manufactures, markets and services state of the art document image processing systems that improve the productivity and customer service capabilities of organizations in the United States, Canada and Europe that process, file and retrieve large volumes of paper documents and micro-film.

     As of September 30, 1993, the Company had acquired 74,809.5 common shares and 5,169 shares of Series A Preferred and 1,854 shares of Series B Preferred stock of Imnet in exchange for cash of $569,837 and 80,000 shares of the Company's common stock, valued at $210,000 or $2.625 per share (market price at date agreement signed to acquire Imnet shares in exchange for the Company's shares). The Company's investment at that time totaled $791,373 (including $11,536 of legal fees). In November 1993, the Company acquired from Imnet an additional 11,684 shares of Imnet common stock and 935 shares of Imnet Series A Preferred stock for cash of $140,209 (pursuant to a private offering to existing Imnet shareholders). Also, in November, the Company loaned Imge, Inc. (Imge) $319,361 in exchange for a convertible and redeemable promissory note. Imge used such funds to purchase an additional 26,612.1 shares of Imnet common stock and 2,129 shares of Imnet Series A Preferred stock in response to a capital call. Subsequent to September 30, 1994, the note was converted into 95% of the shares Imge acquired. The note was canceled and the Company received an additional 25,281 shares of Imnet common stock and 2,023 shares of Imnet Series A Preferred stock. In December 1993, the Company acquired from certain Imnet shareholders an additional 34,524.78 shares of Imnet common stock and 2,263.92 shares of Series A Preferred and 1,131.96 shares of Series B Preferred stock for 196,022 shares of the Company' s common stock, valued at $735,083 or $3.75 per share (market price at date agreement signed to acquire Imnet shares in exchange for the Company's shares). There are no outstanding capital calls to the Company and the Company is not obligated to fund any future capital calls. At September 30, 1994, the cost (including $14,889 of legal fees and other costs) of the Company's investment is $1,989,379.

     Imnet's financial data is separately audited and reported on by independent accountants whose audit report expressed an unqualified opinion. Imnet's condensed balance sheets as of June 30, 1994 and 1993 and statements of loss for the year ended June 30, 1994 and for the period October 5, 1992 (inception) through June 30, 1993 are as follows (in thousands of dollars):

                                Imnet Systems, Inc.
                             Condensed Balance Sheets

                                                          1994        1993

       Assets:
          Current assets                                 $ 5,351    $  3,312
          Property and equipment, net of amortization        798         567
          Acquired Technology, net of amortization         2,265       2,962
          Total Assets                                   $ 8,414    $  6,841

       Liabilities and Stockholders' Equity:
          Current Liabilities                            $ 2,651    $  2,952
          Long-term Debt                                       2           4
          Stockholders' Equity                             5,761       3,885
          Total Liabilities and Stockholders Equity      $ 8,414    $  6,841

               Condensed Statements of Loss

       Revenues                                          $ 4,130    $  1,961
       Expenses:
          Costs of products and services                   3,663       1,918
          Research and development                         1,394         525
          Sales and marketing                              2,880       1,360
          General and administrative                       2,149       1,345
          Other (income) expense, net                  (     10)   (      9)
                                                          10,076       5,139
       Net Loss                                        ($ 5,946)   ($ 3,178)

     ACQUISITION OF UMA On November 12, 1993, the Company acquired Utilization Management Associates, Inc. (UMA), a Boston-based privately owned company engaged in the medical cost containment business. UMA develops scientifically valid systems for identifying inefficient or avoidable hospital utilization. Such systems are used by health maintenance organizations, insurance companies and hospitals. In its simplest description, these systems contain the accepted medical procedures and schedules to be followed for the treatment of specified medical conditions incurred by patients and may be used on a prospective, concurrent or retrospective basis to reduce the average length of a hospital stay. They are also used to identify systemic causes of inappropriate hospitalization.

     The Company acquired all of the outstanding common stock of UMA for shares of the Company worth approximately $200,000 and certain other considerations. The $200,000 was paid by the Company's issuing to the former shareholders of UMA 29,630 shares of the Company's common stock (valued at $6.75 per share -- market price on date of acquisition) with the UMA shareholders receiving the right to sell such shares back to the Company, at $6.75 per share, during a period commencing on November 14, 1994 and subsequently extended to January 27, 1995. In addition, the UMA shareholders and their investment advisor received options, expiring on September 30, 1998, to purchase 125,000 shares of the Company's common stock at $4.0429 per share (Option Price). The Option Price is the average market price per share during the period July 19, 1993 (date of the signing of the original letter of intent) to November 12, 1993. The acquisition agreement also contains an earnout agreement whereby the UMA shareholders, who are and will remain the principal employees of UMA, receive 25% of the UMA pretax profits (as defined) through September 30, 1996. The earnout obligation is payable in cash or may, at option of the recipients, be partially received in shares of the Company's common stock at the Option Price up to a maximum of $575,000. The acquisition agreements includes non-compete agreements and employment agreements with the principal employees and a provision that the Company provide UMA a $300,000 revolving line of credit, bearing interest at prime plus 1.5%, through September 30, 1996. It is anticipated the revolving line of credit will be funded by cash advances from the Company as requested by UMA. SoftNet's (the parent company) investment in UMA, at cost, consists of $200,000 assigned to the shares issued at the closing and fees totaling $57,550 (legal fees, finders fee and listing application fees). UMA's net assets at November 12, 1993 totaled $28,137 including $51,151 of current liabilities. The resulting goodwill, amounting to $229,413 and recorded as of the acquisition date, will be increased by the amount of the earnout obligation as the amount is determined. There was no earnout obligation incurred for the period from November 12, 1993 through September 30, 1994.

     Pro forma consolidated results of operations for the Company, as if UMA had been acquired at the beginning of 1994, are as follows:

                                          1994        Entries     Pro forma

       Revenues                        $   885,319    $ 45,103   $   930,422
       Costs and general and
          administrative expenses        2,081,888     101,297     2,183,185
       Amortization and
          depreciation expense              78,548         717        79,265
       Interest expense                    603,262                   603,262
       Income tax expense                        -           -             -
          Total costs and expenses       2,763,698     102,014     2,865,712

       Net loss                       ($1,878,379)  ($ 56,911)  ($1,935,290)

       Loss per share                    ($  .75)                   ($  .78)

     The combined net loss of the Company and UMA has been increased on a pro forma basis by adding the results of operations of UMA for the period from October 1, 1993 to November 11, 1993 (a loss of $46,194), additional general and administrative costs (non-compete payment of $10,000) and additional amortization of goodwill of $717 for the period of October 1, 1993 to November 11, 1993. The weighted average shares outstanding used in computing the above loss per share has been adjusted to assume the shares were issued on October 1, 1993.

  4.   RELATED PARTY TRANSACTIONS:

     In 1987 and 1988 a subsidiary of Ozite Corporation (Ozite) regularly purchased products from a subsidiary of the Company. The assets of this operation were sold in 1988, except for a trade account receivable due from Ozite of $2,612,000 and certain inventory which was subsequently sold to Ozite for $1,235,807. In addition, the Company in 1990 made a cash advance to Ozite of $1,100,000. Peter R. Harvey, Chairman and Chief Operating Officer of the Company and John G. Hamm, a Director of the Company, had substantial interests in Ozite at the time of these transactions. In 1991, the amounts due the Company were considered uncollectible and the Company recorded a provision for bad debts for the amounts due. Subsequently, Ozite repaid $850,000 (recorded as a capital contribution) and owes a renegotiated balance of $4,150,000 payable on demand at any time on or after January 1, 1995. However, Ozite's ability to repay is uncertain and therefore, the Company is not relying on the Note repayments as a means of funding its future cash requirements. The obligation is due from Ozite Corporation, the parent company. Disclosure in Ozite's Form 10-K states that the parent corporation has a deficiency in assets, significant overdue liabilities - principally to private placement investors and related parties, and no continuing operations or cash flow, raising substantial doubt about whether the parent corporation will be able to continue as a going concern. There are certain restrictions on Ozite's majority-owned subsidiary, Plastic Specialties & Technologies, Inc. (PST) restricting its ability to pay dividends to Ozite and, accordingly, the parent corporation (Ozite) can not rely solely on PST to satisfy its existing liabilities and resolve its deficiency in assets.

     On July 6, 1994, Ozite Corporation and Pure Tech International, Inc. signed a definitive merger agreement subject to shareholder approval. It is not known at this time, if the proposed merger is consummated, how it will affect Ozite's financial condition.

  5.   EXECUTIVE COMPENSATION:

     During 1994, the Board of Directors revised the compensation arrangements of the Chairman of the Board, the President and John G. Hamm, a Director.
  The Chairman's compensation was reduced from $120,000 to $60,000 per year effective May 1, 1994, the President's compensation was set at $110,000 per year effective with his taking office on July 1, 1993 and a Director of the Company since 1985, was given a fixed compensation amount of $150,000 for his substantial prior services to the Company. These individuals have not been receiving this compensation on a regular monthly basis and at September 30, 1994, their aggregate unpaid compensation was $392,500. A portion of each individual's compensation, aggregating $170,000 at September 30, 1994, is to be paid in shares of the Company's common stock or 10 year warrants to purchase shares of the Company's common stock. The choice to receive shares or warrants is to be made by each individual on December 31, 1994 or at specified dates thereafter. Each individual would receive additional shares or warrants until the shares to be received or the shares under warrant are freely tradable. In addition, at December 31, 1994 or at the specified dates thereafter, each individual may elect to receive any unpaid cash compensation in shares or warrants or receive interest on his unpaid compensation. At September 30, 1994, additional compensation relating to the payment of compensation in shares or warrants aggregated $28,335. Recently cash was received through private placements of the Company's securities which should allow the Company to stay current with future executive compensation payments beginning in October 1994.

  6.   DISCONTINUED OPERATIONS:

     A liability of $67,747 relating to discontinued operations at September 30, 1992 consisted of the unpaid balance of a 9-1/2% convertible note payable (plus accrued interest) issued in lieu of severance pay to a former officer who terminated employment with the Company in April 1988. Portions of the note were paid in prior years. Pursuant to an agreement reached in October, 1992, the Company satisfied this obligation by issuing the former officer 23,847 shares of the Company's common stock from its treasury shares and paying him $20,000 in cash in December 1992.

  7.   SENIOR NOTES PAYABLE:

     During 1993, the Company issued Senior Notes in the aggregate amount of $400,000 and the proceeds were added to the working capital of the Company. The Senior Notes matured December 31, 1993, interest at 10% per annum was payable quarterly and at maturity. The note holders received warrants (expiring in 1998) to purchase a total of 35,000 shares of the Company's common stock at exercise prices ranging from $1.75 to $3.75 per share. Since the exercise prices were less than the market price of the Company's common stock at the time of issuance of the warrants, a discount was applied to the face value of the notes equal to the aggregate of the difference between the warrants' market and exercise prices. The discount totaled $61,875 for the notes outstanding at September 30, 1993 and was charged against earnings as additional interest expense in the period ending December 31, 1993. $18,961 of such discount was applicable to fiscal 1993.

     During the two months ended November 30, 1993, the Company issued additional Senior Notes on similar terms in the aggregate amount of $700,000, the applicable discount being $325,625. These note holders received warrants to purchase 70,000 shares of the Company's common stock at an exercise price of $1.75 per share. The discount was expensed in fiscal 1994.

     On December 30, 1993, the Company used a portion of the cash proceeds from Ozite (see Note 4) to repay $550,000 of the Senior Notes. The maturity of the balance of the notes was automatically extended to February 28, 1994 in accordance with their terms, for which the note holders received an additional 55,000 warrants with exercise prices ranging from $1.75 to $3.75 per share. A discount of $145,625 was involved which was also expensed in 1994. The maturity of the outstanding Senior Notes at February 28, 1994 ($550,000) was further extended to October 1, 1994 for which the note holders received additional warrants to purchase 77,000 shares of the Company's common stock at an exercise price of $5.50 per share (the market price on February 28, 1994).

     Subsequent to February 28, 1994, the Company issued $220,000 additional Senior Notes due October 1, 1994, bearing interest at 10% per annum. The note holders also received warrants expiring in 1999 to purchase a total of 29,500 shares of the Company's common stock with exercise prices ranging from $5.75 to $6.125 per share (market price at the time of issuance of the warrants).

     Interest on the outstanding Senior Notes was paid for the period ended March 31, 1994 and accrued interest of $36,086 on the outstanding Senior Notes for the quarters ended June 30 and September 30, 1994 is included in accrued expenses in the accompanying consolidated balance sheet.

     Subsequent to September 30, 1994, the Company repaid $50,000 of the outstanding notes and issued an additional $25,000 note resulting in an adjusted balance of outstanding Senior Notes of $745,000. (A) The maturity of $450,000 of notes was extended to March 31, 1995. The note holders will receive additional warrants expiring in five years to purchase a total of 54,000 shares of the Company's common stock at $6.50 per share (market price at October 1, 1994) if the notes are held to maturity. These note holders also received the right to convert their notes and any unpaid interest thereon to common stock of the Company (at $1.75 a share) if the notes are not repaid at maturity. The Company intends to repay these notes on or before maturity. (B) The maturity of $295,000 of notes was extended to October 1, 1995 for which the note holders will receive additional warrants expiring in five years to purchase a total of 70,800 shares of the Company's common stock at $6.50 per share if the notes are held to maturity.

  8.   CAPITALIZED LEASE OBLIGATIONS AND OTHER LEASE COMMITMENTS:

     The Company leases computer equipment and certain other office equipment under leases which are capital in nature expiring at various times during the period December 31, 1995 to April 30, 1997. Lease principal payments in 1994 aggregated $68,873 leaving a balance to be paid of $135,803 including buyouts at the end of each lease. Future monthly principal payments under these leases aggregate $82,226 in 1995, $37,269 in 1996 and $6,224 in 1997 and the
  buyouts total $10,084 if the Company retains the equipment.

     SoftNet leases office space at Lincolnshire, Illinois under a lease beginning December 20, 1993 and expiring March 31, 1998. The Company is responsible for its share of real estate taxes and operating expenses pertaining to this building. The base rent escalates at a fixed rate of 3% per year. Rent expense under this lease was $41,996 in 1994. SoftNet also leases office space in New York on a month to month basis at $200 per month, a total of $2,400 for 1994. UMA leases office space in Wellsley, Massachusetts under a lease beginning February 1, 1994 and expiring January 31, 1997. The lease covers all operating costs related to the office space. Rent expense under this lease was $30,392 in 1994. The aggregate amount of the lease payments for each of the five fiscal years ending September 30 is as follows:

                         1995      $  100,055
                         1996         100,935
                         1997          71,564
                         1998          57,359
                         1999          14,399
                                    $ 344,312

  9.   INCOME TAXES:

     Due to the Company's tax loss carryforwards, no income tax benefit was recognized in connection with the Company's 1994 and 1993 pre-tax losses. Net operating loss carryforwards of approximately $6.5 million, expiring in 1999 through 2009, are available as of September 30, 1994 to be applied against future taxable income, if any.

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred taxes at September 30, 1994 and the approximate tax effects are as follows:

                                               Temporary         Tax
                                              Difference       Effect

       Receivable from Ozite Corporation      $ 4,150,000    $ 1,411,000
       Value assigned to warrants issued
         with Senior Notes                        533,000        181,000
       Net operating loss carryforwards         6,500,000      2,210,000
            Total deferred tax asset           11,183,000      3,802,000

       Costs in excess of fair value of
         net assets acquired - UMA           (    24,000)   (    76,000)
            Total deferred tax liability     (   224,000)   (    76,000)

            Valuation allowance                             ( 3,726,000)
            Net deferred tax asset            $                        -

     A valuation allowance was recorded as a reduction to the deferred tax assets due to the uncertainty of the ultimate realization of their future benefit.

  10.  COMMON STOCK SUBJECT TO PUT OPTIONS:

     In connection with the acquisition of UMA (see note 3), the former shareholders of UMA received 29,630 shares of the Company's common stock together with the right to sell such shares back to the Company at $6.75 per share or a total of $200,000 during a period commencing on November 14, 1994 and ending January 27, 1995.

  11.  STOCK OPTIONS AND WARRANTS:

     The Company does not have a stock option plan. Outstanding warrants and options granted prior to 1993 were originally granted at exercise prices equal to the then current market prices. Outstanding warrants and options (all are currently exercisable) to purchase shares of common stock at September 30, 1994 and 1993 were as follows:

                                                         1994       1993

     Issued in 1994 in connection with the acquisition
       of UMA at $4.0429 per share
       (See Note 3) expiring in 1998                     125,000       -

     Issued in 1994 to Senior Note holders (115,000 at
       $1.75 per share, 10,000 at $3.75 per share)
       expiring in 1999 (market prices at date of
       grant ranged from $3.50 to $6.63 per share)
       (See Note 7), warrants for 5,000 shares
       exercised in 1994                                 120,000       -

     Issued in 1994 to Senior Note holders (at market
       price at date of grant - 77,000 at $5.50 per
       share, 5,000 at $5.75 per share and 24,500 at
       $6.125 per share) expiring in 1999 (See Note 7)   106,500       -

     Issued in 1993 to Senior Note holders (5,000 at
       $3.75 per share, 30,000 at $1.75 per share)
       expiring in 1998 (market prices at date of
       grant ranged from $3.50 to $4.00 per share)
       (See Note 7), warrants for 5,000 shares
       exercised in 1994                                  30,000  35,000

     Issued in 1993 to certain directors for past
       services at $1.75 per share, expiring in 1998,
       as approved by the Company's shareholders
       (market prices at date of grant ranged from
       $2.00 to $2.50 per share)                          39,000  39,000

     Issued in 1992 to Jelco Ventures, Inc.
       (controlled by the President of the Company)
       in connection with the acquisition of HPR
       software at $1.75 per share expiring in 1997      250,000 250,000

     Issued in 1990 to directors and outside counsel
       for services at $4 per share, expiring in 1995.
       In 1993, the exercise price was reduced to
       $1.75 per share and the expiration date was
       extended to 1998, as approved by the Company's
       shareholders                                       57,000  57,000

     Issued in 1988 (in connection with short-term
       loans to the Company) to the Chairman of the
       Board at $5 per share, expiring in fiscal year
       1993.  In 1993, the exercise price was reduced
       to $1.75 per share and the expiration date was
       extended to 1998, as approved by the Company's
       shareholders                                        1,564   1,564

                                                         729,064 382,564

     The above 1993 changes in the exercise prices of warrants issued to the directors and approved by the Company's shareholders resulted in a new exercise price ($1.75 per share) which was less than the then current market price ($2.00 to $2.50 per share) resulting in a non-cash charge to earnings of $30,673.