Form 10KSB/A
period 1994-09-30
SOFTNET SYSTEMS INC
filed 1995-11-03
CIK 97196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                    ________________________________________

                                  FORM 10-KSB/A

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

   The Company's operations include telecommunications (with the acquisition of Communicate Direct, Inc. in October 1994, subsequent to the fiscal year-end), health care cost containment and image processing, with a major emphasis in the medical field.

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

                           SUMMARY COMPENSATION TABLE

                                                                  Long-term
                               Annual Compensation <F2>          Compensation
Name and Principal
Position <F1>                  Year    Salary      Other Annual  Options       Other

John Jellinek - CEO            1994     $137,500   $ 8,335<F3>                 0
                               1993            0          <F3>                 0
                               1992            0                               0

Peter R. Harvey                1994       95,000    11,665                     0
Chairman & COO                 1993      120,000                 1,564 <F4>    0
                               1992      120,000                               0
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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AS OF SEPTEMBER 30, 1994

   The following table sets forth the number of shares of common stock of the Company ($.01 par value common stock) beneficially owned and the percent of the outstanding shares of common stock attributable to such ownership for persons or entities known to the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock:



     Name and address         Amount and nature of       Approximate
     of beneficial owner      beneficial ownership    percentage of class

     Peter R. Harvey           503,928  <F1>          19.1
     500 Central Avenue
     Northfield, IL 60093

     John Jellinek              378,000  <F2>         12.6
     660 LaSalle Street
     Highland Park, IL 60035

     Barry Rymer Life Insurance 323,435               12.3
      Trust
     Barry Rymer, Trustee
     4600 So. Packers Ave.
     Chicago, IL 60609

     Philip Kenny               240,602  <F3>          9.0
     c/o 7K Construction
     144 Green Bay Road
     Winnetka, IL 60493

     E. Forbes Gordon            147,346  <F4>         5.6
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


SECURITY OWNERSHIP OF MANAGEMENT AS OF SEPTEMBER 30, 1994

   The following table contains information regarding the beneficial ownership of shares of common stock of the Company ($.01 par value common stock) of each of the individual directors and officers, and of directors and officers as a group:


                                  Amount and nature of         Approximate
     Name of beneficial owner     beneficial ownership       percentage of class

     Peter R. Harvey              503,928   <F1>             19.1
     John Jellinek                378,000   <F2><F3>         12.6
     Philip Kenny                 240,602   <F3>              9.0
     John G. Hamm                  52,031   <F4>              2.0
     Alfred Ziegler                40,317   <F5>              1.5

     All directors and officers as a group (five)   1,088,878    36.6
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

        (2)        Exhibits.
        (2a) Agreement and Plan of Reorganization dated October 28, 1994 regarding the acquisition of Communicate Direct, Inc.
                   including additional exhibits covering the preferred shares, various notes and warrants, etc. issued in connection with this acquisition
        (3)(i)     Certificate of Incorporation (1)
        (3)(i)     Amendment to Certificate of Incorporation (2)
        (3)(ii)    By-Laws (2)

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

                                   SOFTNET SYSTEMS, INC.



                                   By: /S/John Jellinek
                                       ________________________________
                                       John Jellinek
                                       President and Chief Executive Officer


                                   By: /S/ Martin A. Koehler
                                       _________________________________
                                       Martin A. Koehler
                                       Vice President - Finance and Chief
                                       Financial Officer

Dated:  July 7, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /S/John Jellinek
____________________               ____________________
Peter R. Harvey                    John Jellinek
Chairman of the Board of Directors Director
Dated:  July 7, 1995               Dated:  July 7, 1995


                                   /S/ Philip Kenny
____________________               ____________________
John G. Hamm                       Philip Kenny
Director                           Director
Dated:  July 7, 1995               Dated:  July 7, 1995


/S/ Alfred J. Ziegler              /S/ John J. McDonough
____________________               ____________________
Alfred J. Ziegler                  John J. McDonough
Director                           Director
Dated:  July 7, 1995               Dated:  July 7, 1995


/S/ Ian B. Aaron
____________________
Ian B. Aaron
Director
Dated:  July 7, 1995


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

   INVESTMENT IN IMNET The Company currently carries its investment in Imnet Systems, Inc. at cost. There is no readily determinable fair market value of the investment in Imnet at this time. Imnet is currently incurring operating losses (see Note 3). No valuation reserve against the carrying value of this investment has been provided since management believes there has been no permanent impairment in the value of the Company's investment.

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

   An unaudited pro forma consolidated balance sheet for the Company as of September 30, 1994 and CDI as of October 31, 1994 (closing date) revised and restated to give effect to the adjusted purchase price described above and also reflecting the additional financing outlined below (as if it had occurred on September 30, 1994) is as follows:

                Pro Forma Consolidated Balance Sheet (Unaudited)

                                Company    CDI         Entries        Pro Forma
   Current assets          $    361,584  $ 2,079,988   $ 1,793,965    $  4,235,537
   Property and equipment, net  225,450      372,074                       597,524
   Other assets                       -      107,827        40,686         148,513
   Investment in Imnet        1,989,379            -                     1,989,379
   Intangible assets, net       224,394            -     4,376,613       4,601,007
     Total assets          $  2,800,807   $2,559,889   $ 6,211,264     $11,571,960

   Current liabilities     $  1,591,001   $4,674,896   $   282,538    $  6,548,435
   Long-term debt and lease
     obligations                 53,577            -     1,348,993       1,402,570
   Common stock subject to
     put options                200,000            -                       200,000
   Preferred stock                                       1,745,148       1,745,148
   Shareholders' equity -
     Common stock                26,026        1,000         1,000          28,026
     Capital in excess of
       par value             16,428,886            -       717,578      17,146,464
     Accumulated earnings
      (deficit)            ( 15,498,683)(  2,116,007)    2,116,007    ( 15,498,683)
     Total Shareholders'
      equity                    956,229 (  2,115,007)     2,834585       1,675,807
     Total liabilities and
      shareholders'
       equity              $  2,800,807 $  2,559,889   $ 6,211,264     $11,571,960


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

   A pro forma consolidated statement of operations for the fiscal year ended September 30, 1994 for the Company and CDI (as if CDI had been acquired October 1, 1993) is as follows:

                 Pro Forma Consolidated Statement of Operations
                For the year ended September 30, 1994 (Unaudited)

                               Company      CDI         Entries   Pro Forma

   Sales                    $   885,319   $ 11,577,220  $     -   $ 12,462,539
   Cost of sales                      -      6,763,943               6,763,943
                                885,319      4,813,277               5,698,596
   Expenses -
     Selling, general and
       administrative         2,081,888      4,846,531               6,928,419
     Amortization and
       depreciation              78,548         70,637   109,415       258,600
     Interest expense           603,262        105,921   184,246       893,429
     Total expenses           2,763,698      5,023,089   293,661     8,080,448

   Net loss                ($1,878,379)  ($    209,812)($293,661)($  2,381,852)

   Loss per share                ($.75)                                  ($.86)

   The entries reflected above to arrive at the pro forma consolidated statement of operations consist of the amortization of goodwill ($109,415) over a forty year period from acquisition and additional interest expense incurred in connection with the issuance of (a) SoftNet's Series B notes ($7,425) and (b) SoftNet's 10% convertible subordinated notes ($125,000) and (c) amortization of debt issuance costs ($51,821). The Series B notes bear interest at prime which was assumed to average 7.5% for fiscal year 1994.

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

    The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred taxes at September 30, 1994 and the approximate tax effects are as follows:

                                                  Temporary             Tax
                                                 Difference           Effect

 Receivable from Ozite Corporation               $ 4,150,000      $ 1,411,000
 Value assigned to warrants issued with
   Senior Notes                                      533,000          181,000
 Net operating loss carryforwards                  6,500,000        2,210,000
   Total deferred tax asset                       11,183,000        3,802,000

 Costs in excess of fair value of net
   assets acquired - UMA                       (     224,000)   (      76,000)
   Total deferred tax liability                (     224,000)   (      76,000)

   Valuation allowance                                           (  3,726,000)
   Net deferred tax asset                                        $          -

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