Form 10QSB
period 1995-06-30
SOFTNET SYSTEMS INC
filed 1995-11-03
CIK 97196

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                  ______________________________________________


                                    FORM 10-QSB


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



            For the quarter ended:  June 30, 1995   Commission File No.:  1-5270




                               SOFTNET SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)



                       New York                      11-1817252
               (State of incorporation)           (I.R.S. employer
                                                identification no.)


                  717 Forest Avenue, Lake Forest, Illinois  60045
                      (Address of principal executive office)

                 One Overlook Point, Lincolnshire, Illinois 60069 (Former name, former address and former fiscal year if changed)


        Registrant's telephone number, including area code:  (708) 735.7150



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X___  No _____

  As of June 30, 1995, 3,221,770 common shares were outstanding which includes 29,630 shares of common stock subject to put options.


   PART 1.  FINANCIAL INFORMATION

                    SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                June 30,     September 30,
                                                 1995            1994
                                              (unaudited)
    ASSETS
   Current assets:

   Cash                                           $361,195        $176,538
       Receivables, net                          1,643,603          88,986
       Inventories                               1,191,009               -
       Prepaid expenses                            168,105          96,060
                                                __________      __________
            Total current assets                 3,363,912         361,584

   Property and equipment, net                   1,447,092         225,450
   Long-term investment, at cost                 1,989,379       1,989,379
   Intangible assets, net                        4,348,658         224,394
   Other assets                                    433,122               -
                                                __________      __________
                                               $11,582,163      $2,800,807
                                                __________      __________
                                                __________      __________

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
       Accounts payable and accrued
         expenses                               $3,100,598        $738,775

       Line-of-credit                            1,429,000               -
       Current portion of long-term debt           501,651         852,226
       Deferred revenue                            389,955               -
       Stock put liability                         200,000               -
                                                __________      __________
            Total current liabilities            5,621,204       1,591,001
                                                __________      __________

   Long-term debt, net of
     current portion                             4,095,423          53,577
                                                __________      __________

   Common stock subject to
     put option, 29,630 shares                           -         200,000
                                                __________      __________

   Shareholders' equity:
       Preferred stock, $.10 par value,
         4 million shares authorized                     -               -
       Common stock, $.10 par value,
         10 million shares authorized,
           3,192,147 and 2,602,598
             shares outstanding,
             respectively, net of
             treasury shares of 1,906               31,921          26,026
       Capital in excess of par value           19,109,211      16,428,886
       Accumulated deficit                     (17,275,596)    (15,498,683)
                                                __________      __________
            Total shareholders' equity           1,865,536         956,229
                                                __________      __________
                                               $11,582,163      $2,800,807
                                                __________      __________
                                                __________      __________



                      SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                              Three months ended          Nine months ended
                                   June 30,                   June 30,
                              1995         1994          1995          1994
                                 (Unaudited)                (Unaudited)

   Sales                    $2,293,602     $370,126   $8,285,031      $697,396

   Cost of sales             1,240,282      172,704    4,483,017       436,285
                            __________   __________   __________    __________

           Gross profit      1,053,320      197,422    3,802,014       261,111
                            __________   __________   __________    __________

   Expenses:
       Selling, general
         and
         administrative      1,819,239      486,582    4,711,840     1,033,610
       Depreciation and
         amortization          172,175       22,012      449,075        56,751
                            __________   __________   __________    __________
           Total
             expenses        1,991,414      508,594    5,160,915     1,090,361
                            __________   __________   __________    __________

       Loss from
         operations           (938,094)    (311,172)  (1,358,901)     (829,250)
                            __________   __________   __________    __________

   Other (income)
     expense
       Interest expense,
         including
         amortization of
         deferred debt
         issuance costs        159,350       21,051      370,191        63,884
       Amortization of
         Senior Note
         discount                    -            -       51,875       514,164
       Miscellaneous                 -            -       (4,054)            -
                            __________   __________   __________    __________

           Total other
             (income)
             expense           159,350       21,051      418,012       578,048
                            __________   __________   __________    __________

   Net loss                ($1,097,444)   ($332,223) ($1,776,913)  ($1,407,298)
                            __________   __________   __________    __________
                            __________   __________   __________    __________

   Net loss per share           ($0.35)      ($0.13)      ($0.61)       ($0.57)
                            __________   __________   __________    __________
                            __________   __________   __________    __________

   Weighted average
     common shares
     outstanding             3,100,970    2,538,134    2,904,212     2,450,434



                      SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine months ended
                                                              June 30,
                                                        1995              1994
                                                              (unaudited)
   Cash flows from operating activities:
     Net loss                                       ($1,776,913)   ($1,407,298)
     Adjustments to reconcile net loss to net cash
       used by operating activities
            Depreciation and amortization               449,075         56,751
            Debt discount and deferred financing
              amortization                               87,004        514,164
            Provision for bad debts                      22,922              -
            Changes in operating assets and
              liabilities, net of effect of
              purchase transactions -
                    Receivables                        (560,707)       (85,989)
                    Inventories                        (506,487)             -
                    Prepaid expenses                    (56,030)       (14,047)
                    Accounts payable and accrued
                      expenses                       (1,203,535)       328,103
                    Deferred revenue                    304,707              -
                                                    ___________     __________
                   Net cash used in operating
                     activities                      (3,239,964)      (608,316)
                                                    ___________     __________

   Cash flows from investing activities:
     Net cash paid in connection with acquisition
       of consolidated subsidiaries                    (167,271)       (26,498)
     Purchase of property and equipment                (787,539)       (69,886)
     Purchase of long-term investments                        -       (462,924)
     Increase in other assets                          (309,738)             -
                                                    ___________     __________
                   Cash used in investing
                     activities                      (1,264,548)      (559,308)
                                                    ___________     __________

   Cash flows from financing activities:
     Proceeds from issuance of long-term debt         3,248,000        920,000
     Repayment of long-term debt                       (700,000)      (550,000)
     Borrowings under bank credit faciliy, net        2,193,341              -
     Repayment of prior revolving credit facility      (825,000)             -
     Proceeds from the sale of common stock             720,341              -
     Capital contribution                                     -        850,000
     Proceeds for the exercise of warrants              166,172          8,750
     Capitalized lease obligations paid                (113,685)       (49,060)
                                                    ___________     __________
                   Net cash used in financing
                     activities                       4,689,169      1,179,690
                                                    ___________     __________

   Net increase (decrease) in cash                      184,657         12,066
   Cash, beginning of period                            176,538         62,856
                                                    ___________     __________
   Cash, end of period                                 $361,195        $74,922
                                                    ___________     __________
                                                    ___________     __________

   Cash paid during the period for:
       Interest                                        $252,643        $54,437
       Income  taxes                                          -              -

   Supplemental non-cash transactions
       Property acquired by capitalized leases          212,863         49,601
       Long-term investments acquired with the
         issuance of common stock                             -        735,083
       Consolidated subsidiaries acquired with
         issuance of stock and notes                  1,810,401        216,875
                                                    ___________     __________
                                                    ___________     __________

                             SOFTNET SYSTEM, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        June 30, 1995
                                         (unaudited)

  1.  BASIS OF PRESENTATION
       The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position, results of operations and cash flows as of, and for the interim period ended, June 30, 1995.

       The results of operation for the nine months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

  2.  ACQUISITION
       On October 31, 1994, the Company acquired CDI in a business combination accounted for as a purchase. CDI is a Chicago-based company which sells and services telephone systems, third party computer hardware and application oriented peripheral products like voice mail, automated attendant systems, interactive voice response (IVR) and video conferencing systems. The operations of CDI have been included with the results of the Company since November 1, 1994.

       The Company acquired all of the outstanding stock of CDI for $1.9 million, such consideration consisting of 290,858 shares of the Company's Series A Convertible Preferred Stock (Preferred Shares) valued at $6.00 per share, cash and notes. In April 1995, the Preferred Shares were converted into common shares on a one-to-one basis following the approval of the Company's shareholders. Additional common shares of the Company's may be issued to the former CDI shareholders if CDI's operating earnings, as defined, exceed $1.5 million in each of the three fiscal years ending September 30, 1995, 1996 and 1997. Any additional shares issued as a result of meeting the specified earnings targets are expected to result in an increase to the purchase price and a corresponding increase in goodwill.

       The costs in excess of fair value of net assets acquired incurred in connection with the acquisition of CDI is being amortized on a straight line basis over ten years.

       The following pro forma financial data are presented to reflect consolidated operations of the Company as if the purchase of CDI had occurred as of October 1, 1993:

                                                     NINE MONTHS ENDED
                                                          JUNE 30,
                                                     1995          1994
                    Sales                        $ 9,154,323   $ 8,506,125
                    Loss from continuing          (1,929,236)   (2,178,038)
                      operations
                    Net loss                      (1,929,236)   (2,178,038)
                    Net loss per share           $      (.62)  $      (.79)

  3.  LINE-OF-CREDIT FACILITY
       In October, 1994 CDI obtained a bank line-of-credit facility whereby CDI can borrow up to $2.5 million based upon eligible receivables and inventories. The line-of-credit facility is collateralized by the assets of CDI and bears interest at the bank's prime rate plus 1% (prime rate at June 30, 1995 was 9%). The outstanding balance on the line-of-credit was $1.429 million at June 30, 1995.

  4.  DEBT
       Debt is summarized as follows:

                  9% Convertible Subordinated Notes due
                  December 1998, bearing interest, payable
                  quarterly, at 9%, subordinated to all
                  other liabilities of the Company,
                  convertible into the Company's common
                  shares at $4.10 per share                    $2,189,499

                  10% Convertible Subordinated Notes due
                  October 1999, bearing interest, payable
                  quarterly, at 10% for the first two years
                  only and no interest thereafter,
                  subordinated to all other liabilities of
                  the Company, convertible into the
                  Company's common shares at $5.00 per share    1,250,000

                  Bank loans dated May 8, 1995, bearing
                  interest at prime plus 1%, principal and
                  interest due in 60 monthly payments with
                  final payment due May 2000                      394,581

                  Bank loans dated March 30, 1995, bearing
                  interest at prime plus 1% payable monthly,
                  principal due September 30, 1995                250,000

                  Bank loans dated April 13, 1995, bearing
                  interest at prime plus 1%, principal and
                  interest due in 48 monthly installments
                  with final payment due April 1999               119,760

                  Series B Notes dated October 31, 1994,
                  bearing interest at prime with principal
                  and interest due September 1997                  65,253

                  Capitalized lease obligations                   327,981
                                                                4,597,074
                  Less current portion of debt                   (501,651)
                          Total long-term debt                 $4,095,423

       In connection with the issuance of the 10% Convertible Subordinated Notes, the Company issued warrants to purchase 297,750 shares of the Company's common stock exercisable for five years at an exercise price of $6.875 per share. With respect to the 9% Convertible Subordinated Notes, the Company may prepay the notes in whole after April 1, 1996 provided the market price of the Company's common stock is at least 200% of the conversion price on any 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of the notice of prepayment.

       In October 1994, the Company issued an additional $25,000 Senior Note, along with a warrant to purchase 2,500 shares of the Company's common stock at the then current market price of $6.375 per share. Also, in order to extend the maturity of $745,000 of Senior Subordinated notes, the Company issue warrants to purchase 89,400 shares of the Company's common stock at prices ranging from $6.125 to $7.875 (market price at the end of each month during the period the notes were extended). As of April 1, 1995, the $450,000 of notes were repaid and the remaining $295,000 were exchanged for the 9% Convertible Subordinated Notes described above.

  5.  COMMON STOCK SUBJECT TO PUT OPTION
       In connection with the acquisition of Utilization Management Association, Inc. ("UMA"), the former shareholders of UMA received 29,630 shares of the Company's common stock together with the right to sell such stock back to the Company at $6.75 per share or a total of $200,000 during a period commencing on November 14, 1994 and ending January 27, 1995. The former shareholders of UMA have exercised their right to sell such shares back to the Company but negotiations are continuing as to the means of the settlement of this obligation. Accordingly, as of June 30, 1995, this obligation has been classified as a current liability in the accompanying consolidated balance sheet.

  6.  SALE OF COMMON STOCK
       On October 26, 1994, the Company sold 200,000 shares of its common stock in a Regulation S offering at $4.00 per share. In connection with the sale of common stock, the Company incurred fees of $90,000 and issued warrants to purchase 249,750 shares of its common stock exercisable for five years at an exercise price of $6.875 per share.

  7.  RELATED PARTY TRANSACTION
            As more fully disclosed in the Company's annual report on Form 10-KSB/AA for the year ended September 30, 1994, the Company is owed $4,150,000 plus accrued interest by Ozite Corporation (Ozite). A Director of the Company and the former Chairman of the Board held and a substantial interests in Ozite and continue to hold a substantial interest in Pure Tech International ("Pure Tech" - see below). Due to uncertainties about collecting these funds, the receivable from Ozite was written off and charged against earnings in 1991, and, accordingly no amount related to this receivable is recorded on the Company's consolidated financial statements.

       On July 26, 1995, Ozite shareholders approved a merger of Ozite with Pure Tech with Pure Tech being the surviving corporation. As a condition of the merger, Ozite was required to secure a general release from the Company and to surrender certain securities in satisfaction of the amount owed to the Company. As a result, the Company will receive 311,025 shares of Pure Tech common stock (such shares are currently listed on NASDAQ), 267,203 shares of Artra Group Incorporated (Artra) Common Stock (such shares are currently listed on the New York Stock Exchange, however such shares being received are not currently registered) and 932.05 shares of Artra Preferred Stock (such shares are not listed on any exchange and have no currently ready market).
  On the date of the merger, Pure Tech and the Artra Common shares had a per share market price of $5.5625 and $5.50, respectively. The Company expects to receive these securities during August 1995, and will attempt to sell the Pure Tech securities as market conditions warrant. No amount has been recorded in the accompanying consolidated financial statements to reflect this settlement. As such shares are sold, the Company will record the proceeds as a capital contribution.

  8.  EXECUTIVE COMPENSATION
       As of September 30, 1994, the President and Chief Executive Officer, the Chairman of the Board and a director were owed an aggregate of $392,000 for unpaid compensation. In July, 1995, the Chairman of the Board resigned as a director of the Company and was paid all of his accrued and unpaid compensation of $196,000. In addition, the President and Chief Executive Officer was paid all of his accrued and unpaid compensation. The remaining amount of $171,000 due to a director accrues interest at 10% per annum and can be paid in a combination of cash and common stock of the Company.

  9.  POTENTIAL ACQUISITIONS
       On March 24, 1995, the Company entered into agreements to acquire Micrographic Technology Corporation ("MTC") and Kansas Communications, Inc. ("KCI"). The Company has scheduled a special shareholders' meeting on September 15, 1995, to vote on these potential transactions.

       KCI is an information technology company which provides communication solutions through the design, implementation, maintenance and integration of voice, data and video communications equipment and services. The equipment, which is manufactured by others, includes telephone systems and call processing systems (including call centers, voice messaging, interactive voice response and computer telephone integration). Services include maintenance contracts for its existing customers, installation of local and long distance network services, cabling and data communications. The KCI shareholders will receive 1,300,000 shares of the Company's common stock in exchange for all of the outstanding shares of KCI in a transaction that will be accounted for as a pooling of interest.

       MTC is a designer, developer, manufacturer and integrator of comprehensive, non-paper based systems and components that enable MTC to deliver to its customers cost-effective solutions for storage, indexing and/or distribution of high-volume output data streams. These systems, which include both hardware and software products, are based on an open system architecture providing flexibility to connect to a wide variety of information systems. The hardware manufactured by MTC includes a family of computer output microfilm printers. MTC software is principally related to the capture of data and information from a variety of sources, its intelligent indexing and the ultimate output of that information to a variety of storage media including optical disk, magnetic disk and tape, CD-ROM, microfilm and microfiche.

       The MTC shareholders' will receive up to 777,778 shares of the Company's common stock, $1,050,000 in cash and $2,800,000 principal amount of the Company's debentures. The purchase price consideration is subject to a possible reduction in the event that MTC's income from operations before interest, taxes, certain legal and audit fees and certain development expenses for its fiscal year ending June 30, 1995 is less than $2,273,000.
  As of August 14, 1995, the audit of MTC's financial statements for the year ended June 30, 1995 had not been completed, but unaudited results indicate that the MTC shareholders will receive the maximum purchase price consideration.

       In connection with the merger of MTC, the Company will incur a one time charge in the fourth quarter of fiscal 1995 of $5.0 million for the write-off of certain intangible assets. This transaction will be accounted for as a purchase.

  10.  RECLASSIFICATION
       In connection with the acquisition of Communicate Direct, Inc. (CDI) on October 31, 1994, the Company has reclassified the financial statements for the prior fiscal year to conform to the presentation used in 1995.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

       The Company is continuing its efforts to improve the operations of the currently existing businesses and it is producing noticeable returns. In addition, the Company is in the process of completing two major acquisitions which will significantly improve the Company's ability to meet its strategic objectives. As discussed in the Company's Proxy Statement relating to the Special Meeting of Shareholders to be held on September 15, 1995, consumation of both acquisitions are subject to certain conditions.

       While preparing for the integration of these new companies, the Company has made significant improvements in its existing business which, in the long run, are expected to improve the overall operations of the Company. CDI recently completed a move of its operations to a new location in Buffalo Grove, Illinois. The new facility will allow CDI to expand its operations and provide greatly improved customer support. In addition, the CDI recently opened new operations in Milwaukee, Wisconsin. This new market is expected to provide tremendous oportunities for expansion. Also, CDI undertook a revamping of its current sales force in order to ensure that the most qualified individuals were in place. Where all of these changes had a negative impact on third quarter results, management believes that the short term investment made today will have a positive impact in the future.

       The acquisition of Kansas Communications, Inc. ("KCI") is a strategic extension of the Company's telecommunication operations. Like Communicate Direct, Inc. ("CDI"), KCI is a privately owned information technology company which provides communication solutions through the design, implementation, maintenance and integration of voice, data and video communications equipment and services. The equipment, which is manufactured by others, includes telephone systems and call processing systems (including call centers, voice messaging, interactive voice response and computer telephone integration). Services include maintenance contracts for its existing customers, installation of local and long distance network services, cabling and data communications.

       Micrographic Technology Corporation ("MTC") is a designer, developer, manufacturer and integrator of comprehensive, non-paper based systems and components that enable MTC to deliver to its customers cost-effective solutions for storage, indexing and/or distribution of high-volume output data streams. These systems, which include both hardware and software products, are based on an open system architecture providing flexibility to connect to a wide variety of information systems. The hardware manufactured by MTC includes a family of computer output microfilm printers. MTC software is principally related to the capture of data and information from a variety of sources, its intelligent indexing and the ultimate output of that information to a variety of storage media including optical disk, magnetic disk and tape, CD-ROM, microfilm and microfiche.

       The integration of these new companies into the existing core business will position the Company to develop, market, install and service electronic information and document management systems that allows customers to electronically request and electronically receive information. The Company's fully integrated information storage and retrieval systems allow users to re-engineer their information processes to access information on a cost-effective basis and to achieve immediate cost savings through productivity increases.

  RESULTS OF OPERATIONS

  Results of operation for the nine months ended June 30, 1995 compared to 1994

       The substantial increases in sales, cost of sales and selling, general and administrative expenses reflect the inclusion of the results of Communicate Direct, Inc.'s ("CDI") operations from the date of its acquisition by the Company on October 31, 1994. Included in the consolidated results for 1995 are CDI's sales ($7,346,000), cost of sales ($3,779,000) and selling, general and administrative expenses ($3,293,000).

       Depreciation and amortization expense increase to $449,000 for the nine months ended June 30, 1995 from $57,000 for the same period in 1994. The increase was caused by the additional goodwill amortization resulting from the acquisition of CDI.

       Interest expense increased $306,000 to $370,000 for the nine months ended June 30, 1995, from $64,000 for the same period in 1994. The increase in interest expense was caused by the overall increase in debt. During the nine months ended June 30, 1995, the Company had a net increase in long-term debt of $3,691,000.

  Liquidity and Capital Resources

       In October and November, 1994, the Company issued 10% Convertible Subordinated Notes, in the aggregate amount of $1,250,000, due in October 1999. Such notes (which bear interest, payable quarterly, at 10% per annum for the first two years only and no interest thereafter) are subordinate to all other liabilities of the Company and are convertible into the Company's Common shares at $4.10 per share. In connection with the issuance of the 10% Convertible Subordinated Notes, the Company issued warrants to purchase 297,750 shares of its common stock exercisable for five years at an exercise price of $6.875 per share.

       During 1995, the Company issued 9% Convertible Subordinated Notes due December 31, 1998 in the aggregate amount of $2,189,499 which includes the conversion of $295,000 of Senior Notes and accured interest thereon of $14,499. Interest is payable quartlerly on the first of April, July, October, and January. Such notes are subordinated to all other liabilities of the Company and are convertible into the Company's common shares at $5 per share. These notes may be prepaid by the Company in whole after April 1, 1996 provided the market price of the Company's common stock is at least 200% of the conversion price (presently $5 per share) over a defined period of time.

       In October, 1994 CDI obtained a bank line-of-credit facility whereby the CDI can borrow up to $2.5 million based upon eligible receivables and inventories. The line-of-credit facility is collateralized by the assets of CDI and bears interest at the banks prime rate plus 1% (prime rate at June 30, 1995 was 9%). The outstanding balance on the line-of-credit was $1.429 million at June 30, 1995. In connection with the mergers with KCI and MTC, the Company has received a committment from its bank for a new line-of-credit facility which will allow the Company to borrow up to $6.5 million based upon eligible receivables, inventories and long-term investments. The new line-of-credit facility will be collateralized by the assets of the Company and bears interest at the banks prime rate plus 1%.

       At June 30, 1995, the Company's current ratio was .62 to 1 with a working capital deficit of $2.1 million. This compares with a current ratio of .23 to 1 and a working capital deficit of $1.2 million at September 30, 1994.

       The Company expects to be able to finance its working capital requirements, including capital expenditures and the anticipated mergers with KCI and MTC from its existing and future line-of-credit facilities.

       For the nine months ended June 30, 1995, cash flows used by operating activities were $3.2 million, compared to $608,000 for the nine months ended June 30, 1994. The increase in cash used by operating activities was mainly due to the inclusion of CDI's results of operations from the date of acquisition (October 31, 1994).

  PART II.  OTHER INFORMATION

  ITEM 5 - OTHER INFORMATION

  IMNET

       On July 13, 1995, Imnet Systems, Inc., a company of which SoftNet owns approximately 386,000 shares of common stock, completed its initial public offering at an initial offering price of $12 per share. As result of this offering, the Company owns 4.8% of the outstanding capital of IMNET.

       THIS COMMUNICATION IS NEITHER AN OFFER TO SELL NOR A SOLICITATION OF AN OFFER TO BUY ANY SECURITIES OF IMNET.

  CHANGE IN GOODWILL AMORTIZATION

       The Company changed the amortization period for the goodwill that arose from the acquisition of CDI from forty years to ten years. As a result of the change, SoftNet's results for the previously reported six months ended March 31, 1995 have been revised to increase amortization expense by $137,000 (or $.05 per share). The previously reported net loss for the period of $543,000 (or $.20 per share) has been increased to $679,000 (or $.25 per share).

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.

             27       Financial Data Schedule

       (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SoftNet Systems, Inc.


                                     /S/ Martin A. Koehler
                                      Martin A. Koehler
                                      Vice President - Finance and
                                         Chief Financial Officer




  Dated:  August 14, 1995