Form 10KSB
period 1995-09-30
SOFTNET SYSTEMS INC
filed 1995-12-29
CIK 97196

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                    FORM 10-KSB
  (Mark One)

  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [Fee Required] for the fiscal year ended September 30, 1995.

  [   ] Transition Report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 [No Fee Required] for the transition period from _______________ to _______________.

  Commission File No.: 1-5270

                               SOFTNET SYSTEMS, INC.
                  (Name of small business issuer in its charter)

                New York                              11-1817252
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

717 Forest Avenue, Lake Forest, Illinois                60045
(Address of principal executive offices)              (Zip Code)

  Issuer's telephone number:  (708) 266-8150

  Securities registered under Section 12(b) of the Exchange Act:

          Title of each class         Name of each exchange on which registered
           Common Stock, par                   American Stock Exchange
          value $.01 per share

  Securities registered under Section 12(g) of the Exchange Act:   None

       Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes   [ X ]         No   [   ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       SoftNet Systems, Inc. and subsidiaries's consolidated revenues for the fiscal year ended September 30, 1995 were $21,252,290.

       The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on December 26, 1995 (based upon an estimate that approximately 87% of the shares are so owned by non-affiliates and upon the closing sales price for the Common Stock on the American Stock Exchange on that date) was approximately $45,243,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

       As of September 30, 1995, 5,547,033 shares of the registrant's Common Stock were outstanding.

       The following documents are incorporated into this Form 10-K by reference:

            Proxy Statement for Annual Meeting of Shareholders to be held on February 28, 1996 (Part III).

                                      PART I

  ITEM 1.   BUSINESS

  OVERVIEW

       SoftNet Systems, Inc. (the "Company") is engaged in the business of developing, marketing, installing and servicing electronic information and document management systems that allow customers to electronically request and electronically receive information. The Company operates through two divisions; telecommunications and document management.

       The telecommunications division provides communication solutions through the design, implementation, maintenance and integration of voice, data and video communication equipment and service. The telecommunications division is comprised of the Company's wholly-owned subsidiaries, Communicate Direct, Inc. ("CDI") (which was acquired on October 31, 1994) and Kansas Communications, Inc. ("KCI") (which was acquired on September 15, 1995). The Company's telecommunications products include telephone systems and call processing systems (including call centers, voice messaging, interactive voice response ("IVR") and computer telephone integration ("CTI")). These products are manufactured by third parties. Additionally, the Company develops software for IVR and CTI applications, sells and installs local and long distance network services, provides maintenance services for existing customers and provides cabling and data communications. The telecommunications division markets its products and services principally to customers with 25 or more telephones located in the midwest.

       The document management division designs, develops, manufactures and integrates comprehensive, non-paper based systems and components that enable the Company to deliver to its customers cost-effective solutions for storage, indexing and/or distribution of high-volume computer generated or entered information. The document management division is operated through the Company's wholly owned subsidiary Micrographic Technology Corporation ("MTC") (which was acquired on September 15, 1995) and the Company's integrated solutions group. These systems, which include both hardware and software products, are based on industry standard client-server architecture providing flexibility to connect to a wide variety of information systems. The hardware manufactured by the Company includes a family of computer output microfilm ("COM") printers. The Company's software principally captures data and information from a variety of sources, intelligently indexes the data and outputs the information to a variety of storage media including optical disk, magnetic disk and tape, CD-ROM, microfilm and microfiche. The image source and storage media is transparent to the system user. In addition, the Company is an authorized distributor of software and hardware products developed and manufactured by IMNET Systems, Inc. ("IMNET"). IMNET's proprietary software systems allow electronic management of information including the electronic flow of information to achieve productivity increases. IMNET manufacturers a storage and retrieval device that provides electronic delivery of images stored on microfilm. Retrieval times for images stored on microfilm rival those of images stored in single drive optical disk jukeboxes. The Company's potential customer base includes paper intensive industries such as insurance companies, banks and other financial institutions, governmental agencies, educational institutions and service providers.

       The Company's strategy includes the selling of products and services that, when taken together with a company's existing computer resources and telecommunications systems, can consolidate all information within an enterprise into a common, electronically accessible information warehouse, regardless of geographic diversity.

       The Company acquired Utilization Management Associates, Inc. ("UMA"), a developer of hospital utilization systems, in November 1993 . Following the acquisitions of CDI, KCI and MTC and the resulting change in the Company's strategic focus, the Company elected to rescind its acquisition of UMA. On November 20, 1995, all the issued and outstanding stock of UMA was transferred to UMA's current management.

       On November 30, 1995, the Company entered into a letter of intent to acquire Hyland Software, Inc., a software development company which develops electronic document management software applications. The terms of the proposed transaction, including the purchase price and the form of consideration, have not yet been determined. The acquisition is subject to the completion of the Company's due diligence review and the negotiation and execution of a definitive agreement.

       SoftNet holds 377,770 shares of common stock in IMNET which represents approximately 4.5% of the outstanding shares of IMNET. On November 29, 1995, IMNET filed a registration statement for the offering of 2,250,000 shares of IMNET's common stock. In connection with this offering, the Company has included 100,000 of its IMNET shares to be offered for sale. Assuming a successful completion of this offering, the Company's ownership interest in IMNET will be reduced to 3.1%.

       The Company was incorporated in New York in December 1956. Its principal executive offices are located at 717 Forest Avenue, Lake Forest, Illinois 60045 and its telephone number is (708) 266-8150. As used herein, the defined term "Company" shall mean SoftNet Systems, Inc., together with its three wholly-owned operating subsidiaries, KCI, MTC and CDI, unless the context otherwise indicates.

  MARKET OVERVIEW

  Telecommunications Division

       The Company believes that the telecommunications industry is becoming increasingly complex and that, as a result, businesses are seeking to narrow their vendor base to those suppliers who offer a broad range of products and services and can manage the complexity of the new technology. Trends in the industry include:

            Growth of New Communication Products and Markets. A variety of new communication technologies have emerged over the past several years which enhance the capabilities of the traditional telephone system. A variety of manufacturers have introduced new products including call centers, automated attendants, interactive voice response ("IVR") units, video conferencing systems and voice messaging products. The 1995 NATA Telecommunications Market Review and Forecast estimates that the telecommunications equipment industry grew 16% per annum during 1990-1994. The Company expects the number of communication technologies to continue to grow.

            Increased Use of "Unified Messaging" Systems. Over the past several years, multiple forms of messaging, including voice mail, E-mail and facsimile, have proliferated in the office environment. All of these forms of messaging have emerged as independent technologies, generally requiring their own dedicated hardware and their own communication protocols. As a result, office workers generally are required to manually retrieve a facsimile, pick up a telephone to listen to voice mail and log on to a computer to retrieve E-mail. To improve the efficiency of managing information, businesses are seeking ways to unify access to disparate forms of messaging. This includes providing workers access to their messages regardless of whether they are on-site or at a remote location. Computer telephone integration ("CTI") is providing an interface for managing different message types from either a desktop personal computer or a telephone. While there are numerous manufacturers of CTI hardware and software equipment, the manufactured systems need to be "customized" for an individual business.

            Increasing Role of Independent Vendors. Through new technologies, the private branch exchange ("PBX") is being utilized as a multimedia "backbone" for transporting voice and data over network services. As a result, businesses are requiring increasingly complex telecommunications systems. The Company believes that it will be more cost-effective for these companies to contract the management of their communication systems to third parities. The Company also believes that the role of independent vendors such as itself will increase over time. As a result of its independence from any manufacturer, the Company has the ability to select those products which provide the best technological solution to its customers. This independence also provides the Company with the flexibility to take advantage of new technologies and products as they become available without large investments in research and development and the risk of inventory obsolescence and technological incompatibility.

  Document Management Division

       The volume of information being generated and processed by the private and public sectors is growing rapidly. Currently, the Company estimates that 90% of information is generated and stored using paper, a format which (a) causes delays, (b) requires significant space and personnel for document storage, (c) results in lost, damaged and/or misfiled documents, (d) requires support for dual document management systems, one for paper and one for electronic documents, and (e) generally allows only one concurrent user of a document. As a result, the focus in the imaging industry has been on developing and expanding non-paper based storage and retrieval technologies.

       Historically and currently, the impediments to a higher utilization rate for non-paper based storage included:

       -    Lack of widespread personal computing technology and acceptance.

       - Lack of network capabilities to connect employees within the office and in remote locations with the storage and retrieval technologies.

       - Lack of "seamless" retrieval technology allowing the user to retrieve a stored document from the desktop personal computer rather than trying to determine on what storage media the document was stored and then retrieving it through the specific retrieval process associated with that media.

       -    High cost of electronic storage devices.

       There is growing interest in non-paper based storage as a result of increased computer competency created by the personal computer revolution, proliferation of personal computers, growth of networks connecting those computers to data repositories and declining cost of storage. Businesses typically utilize several different non-paper based storage technologies simultaneously. Demand for a particular technology is driven by cost, speed of retrieval, ongoing feasibility of retrieval technology and longevity requirements of the documents. The optimal mix of these attributes changes according to the frequency of information usage and the urgency of its retrieval. At the early stage of a document's life when the document is in high usage, a high-cost, but fast-access technology is appropriate. In later stages, it is more appropriate for the data to be transferred for archiving to a low-cost technologically independent media such as COM.

       COM converts digital information directly from a computer or magnetic tape to an analog format which then can be stored on microfilm or microfiche. COM was initially developed as an information management system that would reduce the cost and increase the speed of computer output by "printing" computer generated data on microfilm or microfiche instead of paper.
  Compared to paper, COM has a number of benefits. COM recorders can print reports substantially faster than high speed printers and multiple copies can be made easily and economically on high-speed duplicators. The effective speed of MTC's COM printer is up to 600 data pages of output per minute. By contrast, today's high speed page printers average between 200 and 300 data pages per minute. In addition, a COM recorder can print a 670 page report on a single 4" X 6" microfiche. In addition, microfilm is accepted as evidence in a court of law since the image cannot be altered and microfilm offers the capability of storing a document for over 100 years as compared to the electronic technology alternatives which become obsolete at 3-5 year intervals. The fact that COM can be read by the human eye makes it the safer choice for storage of documents which must outlive the 3-5 year technological obsolescence cycle associated with electronic storage products.

  INDUSTRY TRENDS

       The Company believes that its two core businesses, telecommunications and document management, are rapidly merging. To improve the efficiency of managing information, businesses are seeking ways to unify access to disparate forms of messaging. For example, unified messaging, call processing and imaging message platforms from companies such as Octel/VMX, Applied Voice Technologies and Wang have recently integrated with the E-mail applications of Microsoft Windows 95, creating a single file management system for voice, fax, E-mail and imaging messages. Similarly, imaging vendors are utilizing telecommunications and Internet technology to distribute large volumes of data from centralized data centers to remote offices and customer sites. Technological developments such as higher speed Integrated Services Digital Network (ISDN), Frame Relay, and Asyncronous Transfer Modes (ATM) transmission lines have made the distribution of data utilizing telecommunications and Internet technology cost effective.

       Another trend is the blending of telecommunications and imaging applications found in customer service call centers. Typically, these applications are very transaction oriented. Customer Service agents must be able to access various types of data instantly in order to service inquiries. Data are usually found on written business forms for invoices and purchase orders, optical server for publications and specifications, fax servers for both inbound and outbound requests, E-mail, and soon the Internet. Additionally, workflow applications, along with computer telephone integration products, which provide the electronic routing mechanism to manage all forms of data, must be integrated with the various types of document retrieval and storage methods to allow the customer service call center to efficiently access such data.

       Currently, middle market customers' applications are addressed by multiple vendors such as Novell resellers for local area network ("LAN") implementation, telephone vendors for PBX and key systems, and consultants for image enabling, Internet, or call center applications. The Company believes that with its current resources and expertise in telecommunications and document management, it is well positioned to address this new emerging integration market as a single source provider.

  PRODUCTS AND SERVICES

  Telecommunications Division

       The telecommunications division initially sold third party telephone systems, along with maintenance contracts and service of these systems. From this core business, the Company expanded into new communications products and services to solve the communications needs of their customers. The array of third party products is wide and allows the Company to provide a single source of solutions for its customers.

       Telephone Systems. The Company provides PBX and key/hybrid telephone systems for its customers. A PBX, which is generally utilized for customers with 100 phones or larger with growth up to thousands of phones, is handled by the F9600 manufactured by Fujitsu Business Communications Systems, Inc. ("Fujitsu"). The smaller systems handle customers from 10 phones up to 200 phones. In this area, the Company markets the Integrated Digital System from Executone, the Panasonic Digital Business System and Northern Telecom Norstar. Prices for telephone systems range from $3,000 for a small key system to over $1,000,000 for a large, complex PBX system.

       Customer Service Revenue. The Company maintains a strong customer service focus which helps generate recurring revenue from its existing customer relationships. This revenue takes the form of maintenance contracts, moves, adds and changes to existing systems, service calls, upgrades to existing systems and new systems for new locations.

       Call Processing. Call processing is a general term used for many new applications to enhance the operation of existing telecommunication systems. These areas are as follows:

       - Call Centers. A call center enhances the telephone system's ability to handle large volumes of inbound or outbound calls and is used by businesses for customer service, reservations centers and other large order entry type operations. The Company offers call center products from Fujitsu and Executone.

       - Voice Messaging. Voice mail is one of the more common products encountered by the general public. This technology enables voice communications to be sent, stored and retrieved from any touchtone telephone. The Company offers voice mail systems from Octel, AVT and Executone.

       - Interactive Voice Response. This product was one of the first to integrate the use of the telephone system with a computer system. This technology allows a caller to access a computer database to retrieve or input information via a touchtone telephone. IVR units allow callers to access bank account information, obtain airline reservation information and many other applications. The Company markets IVR units from Syntellect and AVT.

       Network Services. The Company provides both local and long distance network services to their customers. The Company currently markets local network services for SWB and Ameritech and long distance services for Sprint and MCI.

       Cabling. Cabling is the process of installing the physical connection that connects telephones and computers. The Company provide cabling for a variety of applications, including coax and fiber for voice, data and LAN applications. The Company provides Building Industry Consulting Service International ("BICSI") trained engineers to design cable networks for its customers. The Company is an authorized distributor of AT&T's Systimax Cabling System. In addition to providing the design and hardware for the cabling system, the Company also provides installation labor for customers.

       Data Communications. The Company is a Novell Gold and Microsoft Advance Server certified reseller and the Company's primary focus on data network integration has been to its existing customers. The Company has distribution agreements with several strategic partners such as Compaq, Novell, Hewlett-Packard and AST Research.

       Computer Telephone Integration. The combination of the computer and telephone has led to a new group of products entitled CTI. The Gartner Group projects that the CTI market will grow from $2.5 billion in 1994 to $20 billion in 1999, an approximate 50% per annum increase. The Company maintains a staff of programmers who have developed customized CTI applications for their customers. In addition, the Company has entered into an agreement with Answer Soft to market its line of CTI based products, and is evaluating several other CTI products for distribution.

  Document Management Division

       COM Systems. The Company believes it is a leading manufacturer of COM systems, offering a complete line of COM recorders, processors, duplicators and related software. The Company manufactures three different sophisticated COM printers under the System 6800 line of products, all of which have a complete set of features, including wet or dry processing technology, cut fiche capabilities, medium to high speed, stand-alone or integrated film processors and duplicators, all under PC control utilizing electronic forms. The System 6830 series provides an architectural platform designed to permit easy integration of information and image management systems, including the capability to add both magnetic and optical disk file storage subsystems for use in future document and image processing applications. A key factor differentiating the Company's product is its PC based client-serve architecture which gives the System 6800 line of products the ability to operate within the traditional direct connect environment or, alternatively, become part of any client-server facility using LAN/WAN communications. This last feature allows both central and remote users, of virtually any application, to output information to microfiche regardless of their location.

       Information Distribution System. The Company's Information Distribution System is a family of product options designed to automate the computer output production process and expand the total product offering to include electronic subsystems like optical disk and CD-ROM. This architecture combines the client-server platform, Microsoft Windows operating environment and Novell LAN to allow the user to transport any information to the print or storage media of their choice, enhancing the productivity of their computer output and storage operation. The following product options comprise the Company's Information Distribution System:

            Information Distribution System Executive. The Information Distribution System Executive ("IDSEXEC") software product allows for the collection of data streams generated from a variety of sources including mainframes, LAN's and image processing platforms. The IDSEXEC has the capability to intelligently search for incoming information from these different sources, aggregate that information into a document and then store that document on the most applicable media based on the intended length of storage and the retrievability requirements. The IDSEXEC also can intelligently index source information for convenient and timely retrieval regardless of the storage media. Historically, if a user wanted information contained on a computer tape stored on CD-ROM, microfilm and paper, then the computer tape had to be duplicated two times (a total of three copies available) and then three separate application systems were utilized to store the information on the three different media. With the Company's IDSEXEC, only one computer tape is necessary, because the software allows the information to be output to the three desired storage media simultaneously. With the IDSEXEC, it is also possible to reorder images submitted in one sequence to any other logical ordering sequence specified by the user. The Company believes that it is the only company that possesses intelligent indexing technology.

            Page Handler. A software product which stores a "mirror image" of the document on any of the supported IDSEXEC storage media. The software is able to understand a wide variety of print languages.

            Computer Output to Electronic Devices. A software/hardware product which records any documents within the IDSEXEC production process on any supported electronic storage device. The system provides software user tools which facilitate the retrieval of stored documents for viewing, printing, faxing or exporting.

       Microfilm and Media Supplies. The Company offers a complete line of original and duplicate microfilm and chemicals for use in its COM printer and duplicator systems. The sale of microfilm and media supplies provides the Company a continuing stream of cash flow and acts as a supplement to its hardware sales, which provides a less consistent stream of cash flow due to its high dollar value, long sales cycle and capital equipment nature. Media sales also provide the opportunity to establish continuity of relationships between the Company and its installed customer base. Maintaining these relationships is important since numerous hardware sales of replacement pieces or upgrades of technology are made to these customers. The Company acquires a significant portion of its microfilm and media supplies from Eastman Kodak and sells them on a drop-ship basis.

       IMNET Products. Through its distribution agreement with IMNET, the Company is able to offer its customers all of IMNET's products and services. IMNET's products are components of an integrated electronic information and document management system which includes patented hardware and proprietary software. They allow a consistent method of storing, managing and retrieving electronic information, regardless of information type (text, image or data) or storage media (magnetic, optical disk, microfilm or paper). IMNET's open client-server architecture encourages maximum use of its customer's and partner's existing applications and information bases. IMNET's Electronic Information Warehouse software facilitates cost containment within an organization through streamlining of the existing manual or automated business processes. The patented MegaSAR(R) Microfilm JukeboxTM hardware allows immediate electronic access to on-line information stored in standard microfilm formats.

       The Company recently became an authorized distributor of InScript, Symbus Technology, Inc.'s software for automated data entry. InScript significantly reduces the need for data entry clerks to manually key entries from paper forms. As a result, large forms processors have been able to significantly reduce labor costs and increase the speed, accuracy and efficiency of data entry. Original photocopied and faxed forms with hand print, machine print, dot matrix print and check box entries can be read and processed. The InScript software utilizes an open architecture platform and therefore is compatible with almost any scanner, network, imaging system and computing environment.

  SALES AND MARKETING

  Telecommunications Division

       The Company sells its telecommunications products and services throughout the midwest, with principal focus on the Chicago, Illinois metropolitan area, Kansas, Missouri, and southeastern Wisconsin. The Company employs a direct sales force to sell its telecommunications products and services.

  Document Management Division

       The Company markets its document management products and services worldwide. In the United States, the Company employs a direct sales force. Outside of the United States, the Company uses a network of distributors.

  CUSTOMERS

  Telecommunications Division

       The Company markets its products and services principally to customers with 25 or more telephones and those customers with complex, expanding voice and data management needs. The Company focuses on those customers who do not have significant infrastructure to support their telecommunications needs, but instead, seek to outsource this function. The Company strives to provide outstanding customer service and support long after the initial sale, and sees it as critical to being able to expand the product and service offerings to its customers. The Company maintains a highly trained force of service technicians, design engineers, communications consultants and project coordinators who provide on-site and remote service and support.

  Document Management Division

       The Company markets its products and services to two distinct customer groups: (a) those customers with high-volume document, storage and retrieval needs and, (b) those customers who desire to image enable existing business applications, to facilitate rapid and efficient data storage and retrieval and provide a vehicle to electronically process data input (e.g. health claims processing, lease administration, etc.).

       For those customers who have high-volume data output, storage and retrieval needs, the Company further defines its customers as service bureaus, end users and authorized distributors. Service bureaus capitalize on the recent trend toward outsourcing. Customers of service bureaus generally do not have the data output volumes that would justify dedicated COM and related systems. Conversely, certain financial institutions, insurance companies and public utilities do have the output volumes that would justify direct purchase of the Company's products. Current end user customers include Fortune 500 companies and other service providers.

       The Company currently markets its image enabling technologies to the healthcare claims processing industry and governmental agencies. These customers typically process high volumes of input data and have a variety of storage and retrieval requirements. The Company's ability to blend current technologies allows the customization of imaging applications that can meet a customer's storage and retrieval needs.

       No single customer accounted for more than 5% of the Company's revenue in fiscal 1995 or 1994.

  COMPETITION

  Telecommunications Division

       The telecommunications industry is intensely competitive and rapidly changing. The Company competes on the basis of customer service, flexibility and breadth of offering different technological products and solutions. The Company competes with AT&T, Northern Telecom, Siemens, and Regional Bell Operating Companies ("RBOCs") in the telecommunicating business. These competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources, as well as greater name recognition, than the Company. In addition, the Regional Bell Operating Companies are currently subject to a variety of government regulations limiting the manufacture, marketing and sale of certain products and services in the telecommunications market which restrictions, if eliminated or lessened, could adversely impact the Company's business.

  Document Management Division

       The document management industry is also highly competitive and rapidly evolving. The Company competes on the basis of breadth of offering different document management solutions, cost, flexibility and customer service. The Company competes with Anacomp, Eastman Kodak, File-Net and View-Star, among others. These competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources, as well as greater name recognition, than the Company.

       EMPLOYEES

       As of September 30, 1995, the Company and its subsidiaries had 263 full-time employees.

  ITEM 2.   PROPERTIES

       The Company leases an aggregate of approximately 157,000 square feet of office, warehouse and manufacturing space in Lake Forest, Illinois; Buffalo Grove, Illinois; Chicago, Illinois; Glendale, New York; Wellesley Massachusetts, Lenexa, Kansas; Mountain View, California and Milwaukee, Wisconsin. Currently, approximately 43,000 square feet are being subleased to third parties.

  ITEM 3.   LEGAL PROCEEDINGS

       The Company has no material pending litigation.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At a Special Meeting of Shareholders of the Company held on September 15, 1995, the acquisitions of KCI and MTC were approved. The number of votes cast for, against and abstentions, with respect to each acquisition is set forth below:


                              For     Against   Abstentions

    KCI Acquisition       2,424,238   1,400        1,220

    MTC Acquisition       2,423,238   1,300        2,320

                                      PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Common Stock of the Company is principally traded on the American Stock Exchange ("AMEX"). The high and low sales prices for the stock reported on AMEX for each quarterly period during the past two years were as follows:

            Quarter               High sale        Low sale
            ending                  price            price

            December 31, 1993       7-1/8            3-3/4
            March 31, 1994          7-3/4            5-1/8
            June 30, 1994           7-7/8            5-5/8
            September 30, 1994        9              6-1/8

            December 31, 1994       7-3/4            6-1/8
            March 31, 1995          7-1/2            6-1/8
            June 30, 1995           7-7/8            5-7/8
            September 30, 1995     15-7/8            7-3/4

       There were approximately 467 record holders of the stock as of September 30, 1995. The closing price for the stock on September 30, 1995 was $14.25. The Company paid no dividends during the period October 1, 1993 to September 30, 1995. The Company does not intend to pay dividends on its Common Stock in the foreseeable future.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

       The Company, has acquired, and will continue to evaluate for acquisition, businesses which it deems to be consistent with its financial and strategic objectives.

       Communicate Direct, Inc. ("CDI") and Micrographic Technology Corporation ("MTC") were acquired during the year ended September 30, 1995 and were accounted for under the purchase method of accounting and are included in the financial statements since the dates of their respective acquisitions. In connection with these acquisitions, the Company paid an aggregate of $1,250,000 in cash, $2,800,000 in convertible notes and 1,068,636 shares of the Company's common stock (the "Common Stock"). The Company also acquired Kansas Communications, Inc. ("KCI") during fiscal 1995, which was accounted for as a pooling-of-interests. The Company's financial statements have been restated to include the pooled businesses as if the companies had operated as one entity since inception. The Company issued 1,300,000 shares of Common Stock in connection with the acquisition accounted for as a pooling-of-interest combination.

       On November 30, 1995, the Company entered into a letter of intent to acquire Hyland Software, Inc., a software development company which develops electronic document management software applications. The terms of the proposed transaction, including the purchase price and the form of consideration, have not yet been determined. The acquisition is subject to the completion of the Company's due diligence review and the negotiation and execution of a definitive agreement.

       In September 1995, the Company's Board of Directors made the strategic decision to discontinue its operations of Utilization Management Associates, Inc. ("UMA"), a medical cost containment business. Accordingly, the Company's consolidated financial statements have been restated to reflect the accounting treatment for discontinued operations. Management's discussion of the results of operations covers continuing operations and discontinued operations, separately.

  RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO 1994

       Net sales increased by $11,623,000 (or 121%) in fiscal 1995 to $21,252,000 from $9,629,000 in fiscal 1994. The increase in sales was principally a result of the acquisition of Communicate Direct, Inc. ("CDI") on October 31, 1994 and the acquisition of Micrographic Technology Corp. ("MTC") on September 15, 1995. The Company's acquisition of CDI and MTC added approximately $10,845,000 in net sales in 1995.

       Gross profit increased $3,482,000 or 91% in fiscal 1995 to $7,282,000 from $3,800,000 in fiscal 1994, as a result of higher net sales. For the year, gross profit as a percentage of sales decreased from 39.4% in 1994 to 34.3% in 1995. The percentage decrease relates primarily to inclusion of CDI's results since November 1, 1994 (date since acquisition). Generally, CDI's sales mix includes more initial sales to new customers, which are usually at lower gross margins. Conversely, KCI's sales mix includes more sales of higher margin products and services to existing customers.

       Selling, general and administrative expenses increased $4,011,000 or 102% to $7,947,000 in fiscal 1995 from $3,936,000 in fiscal 1994, largely as a result of the inclusion of CDI's results since November 1994 ($2,941,000), the increase in sales and marketing activities in the SoftNet integrated solutions group ($285,000) and the increase of the corporate staff to accommodate the acquisitions of KCI and MTC ($248,000). Depreciation and amortization increased primarily as a result of the inclusion of CDI's results since November 1994 and the amortization of deferred acquisition costs resulting from the acquisition of CDI. Also in the fourth quarter of fiscal 1995, the Company incurred one-time charges for the write off of unproven in-process technology acquired in connection with the acquisition of MTC ($5,000,000), certain transaction costs related to the merger with KCI ($648,000) and other costs resulting from the write-off of certain leasehold improvements and other restructuring activities.

       Interest expense increased $35,000 or 5.6% to $650,000 in fiscal 1995 from $615,000 in fiscal 1994. Interest expense in 1994 included non-cash amortization of senior note discounts of $514,000. Overall cash interest expense increased as a result of increased borrowing during 1995 and the inclusion of CDI's results since November 1994.

       The Company's provision for income taxes relates exclusively to the operation of KCI, for tax liabilities incurred prior to the merger with the Company. The provision for income taxes decreased $253,000 or 67.0% to $124,000 in fiscal 1995 from $377,000 in fiscal 1994 as a result of lower taxable income for KCI during the twelve months ended September 30, 1995 compared to the same period in fiscal 1994. The Company has a tax net operating loss carry forward of $10,990,000, which begins to expire in 1999. Given the Company's history of operating losses, a valuation allowance of $2,659,000 has been provided in the Company's consolidated financial statements.

       For fiscal 1995, the net loss from continuing operations increased $7,279,000. If the unusual and non-recurring charges are excluded, the loss from continuing operations increased $961,000. The loss per share of common stock from continuing operations increased $1.62 from fiscal 1994. If the unusual and non-recurring charges are excluded, the loss per share from continuing operations increased $.17 per share, or 49%.

       UMA was disposed in November 1995. The Company recorded an estimated loss of $644,000 or $.15 per share for the disposal of UMA.

       Net sales from the discontinued operations for fiscal 1995 were $860,000, an increase of $165,000, or 23.7%, from net sales of $695,000 in fiscal 1994. The loss from the operations of UMA was $419,000 for fiscal 1995, an increase of $304,000 from fiscal 1994. The increase was primarily a result of higher operating costs in anticipation of higher sales growth. The loss per share for the operations of UMA was $.10 for fiscal 1995 compared to $.03 for fiscal 1994.

       The net loss per share increased $1.84 from $.38 in fiscal 1994 to $2.22 in fiscal 1995 as a result of the items discussed previously. Weighted average outstanding shares increased by 551,000 or 14.5% from 3,802,000 in fiscal 1994 to 4,353,000 in fiscal 1995 mainly due to the issuance of shares for acquisitions and the sale of shares of the Company's common stock in a private placement transaction.

  LIQUIDITY AND CAPITAL RESOURCES

       In October and November, 1994, the Company issued its 10% Convertible Subordinated Notes in the aggregate amount of $1,250,000, due in October 1999. Such notes (which bear interest, payable quarterly, at 10% per annum for the first two years only and no interest thereafter) are subordinate to all other liabilities of the Company and are convertible into the Company's common shares at $4.10 per share. In connection with the issuance of the 10% Convertible Subordinated Notes, the Company issued warrants to purchase 297,750 shares of its common stock exercisable for five years at an exercise price of $6.875 per share.

       During 1995, the Company issued its 9% Convertible Subordinated Notes due December 31, 1998 in the aggregate amount of $2,189,499 which includes the conversion of $295,000 of Senior Notes and accrued interest thereon of $14,499. Interest is payable quarterly on the first of April, July, October, and January. Such notes are subordinated to all other liabilities of the Company and are convertible into the Company's common shares at $5 per share. These notes may be prepaid by the Company in whole after April 1, 1996 provided the market price of the Company's common stock is at least 200% of the conversion price over a defined period of time.

       In connection with the acquisition of MTC, the Company issued $2,856,000 of 9% Convertible Subordinated Debentures due September 2000. Interest is payable quarterly on the 15th of January, April, July and October. Such debentures are subordinated to all other liabilities of the Company and are convertible after September 15, 1996 into the Company's common shares at $6.75 per share. These debentures may be prepaid by the Company in whole or in part at 102% of face value through September 15, 1997, and at face value thereafter.

       Also in connection with the acquisition of MTC, the Company assumed $1,800,000 of 6% Convertible Subordinated Secured Debentures due February 2002. Interest is payable semi-annually and is convertible into the Company's common stock at $8.10 per share, subject to adjustment for anti-dilution. The debentures are subject to redemption at the option of the Company at par value, provided, however that the Company issues common share purchase warrants to purchase the same number of shares as would have been issuable if the debentures were converted.

       In October, 1994 CDI obtained a bank line-of-credit facility whereby CDI could borrow up to $2.5 million based upon eligible receivables and inventories. The line-of-credit facility was collateralized by the assets of CDI and bears interest at the bank's prime rate plus 1%. In connection with the mergers with KCI and MTC, the Company has obtained a new line-of-credit facility with its bank which allows the Company to borrow up to $6.5 million based upon eligible receivables, inventories and long-term investments. The new line-of-credit facility is collateralized by the assets of the Company and bears interest at the bank's prime rate plus 1%. Proceeds from the new line of credit were used to fund a portion of the purchase price for MTC, retire the existing line-of-credit facilities at CDI and MTC, pay certain transaction costs and provide working capital. Subsequent to year-end, the Company restructured a portion of the revolving credit note into a term note which matures on February 1, 1996. Accordingly, the term loan has been classified as current on the accompanying consolidated financial statements.

       Subsequent to year-end, the Company has agreed to include 100,000 shares of common stock of IMNET Systems, Inc. in an underwritten offering that is scheduled for completion in mid-January 1996. The Company anticipates using the proceeds from the secondary offering to retire certain bank loans and to provide additional working capital. Accordingly, the Company has classified $2,575,000 as a current asset in the Company's consolidated financial statements.

       At September 30, 1995, the Company's current ratio was 1.30 to 1 with working capital of $3.3 million. This compares with a current ratio of .97 to 1 and a working capital deficit of $78,000 at September 30, 1994.

       The Company expects to be able to finance its working capital requirements and capital expenditures from its operating income, existing line-of-credit facilities and the sale of certain shares of IMNET Systems, Inc. common stock.

       For the fiscal year ended September 30, 1995, cash flows used by operating activities were $4.7 million, compared to $572,000 for the fiscal year ended September 30, 1994. The increase in cash used by operating activities was mainly due to the inclusion of CDI's results of operations from the date of acquisition (October 31, 1994).

  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

       Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting to disclose pro-forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's 1997 fiscal year. The Company believes that adoption will not have a material impact on its financial condition or results of operations, as the Company will not adopt the fair value accounting, but will instead comply with the disclosure requirements.

  ITEM 7.  FINANCIAL STATEMENTS

                      SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                               INDEX TO CONSOLIDATED
                               FINANCIAL STATEMENTS
                                September 30, 1995


                                                                 Page


    Report of Independent Accountants

    Consolidated Statements of Operations for the Years Ended
    September 30, 1995 and 1994

    Consolidated Balance Sheets as of September 30, 1995 and
    1994

    Consolidated Statements of Shareholders' Equity for the
    Years ended September 30, 1995 and 1994

    Consolidated Statement of Cash Flows for the Years Ended
    September 30, 1995 and 1994

    Notes to Consolidated Financial Statements



                         REPORT OF INDEPENDENT ACCOUNTANTS


  To the Board of Directors and Shareholders of SoftNet Systems, Inc.:

  We have audited the consolidated financial statements of SoftNet Systems, Inc. and Subsidiaries as listed in the preceding index to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SoftNet Systems, Inc and Subsidiaries as of September 30, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1995.


                                     COOPERS & LYBRAND L.L.P.

                                     /s/ Coopers & Lybrand L.L.P.

  November 27, 1995
  Chicago, Illinois


                   SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994

                                                  1995           1994

    Net sales                                $  21,252,290   $ 9,629,383
    Cost of sales                               13,970,261     5,829,730
     Gross profit                                7,282,029     3,799,653

    Operating expenses:
     Selling                                     2,623,819       976,404

     General and administrative                  5,323,258     2,960,050
     Depreciation and amortization                 806,304       152,452
     Write-off of acquired in-process
       unproven technology                       5,000,000        -
     Acquisition costs and other                 1,318,220        -
       Total operating expenses                 15,071,601     4,088,906

         Loss from continuing operations        (7,789,572)     (289,253)

    Interest expense                               649,841       615,135
    Other expense                                   28,239        31,332
         Loss from continuing operations
           before income taxes                  (8,467,652)     (935,720)
    Provision for income taxes                     124,309       376,846

         Net loss from continuing operations    (8,591,961)   (1,312,566)

    Discontinued operations:
     Loss from operations                         (419,366)     (115,173)
     Estimated loss on disposal                   (644,244)       -

         Net loss                            $  (9,655,571)  $(1,427,739)

    Earnings per share:
     Continuing operations                   $       (1.97)  $     (0.35)
     Loss from discontinued operations               (0.10)        (0.03)
     Estimated loss on disposal                      (0.15)       -

         Net loss                            $       (2.22)  $     (0.38)

    Weighted average shares outstanding          4,352,647     3,801,962



     The accompanying notes to consolidated financial statements are an integral part of these statements


                   SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     AS OF SEPTEMBER 30, 1995 AND 1994

                                                  1995          1994
                     ASSETS
    Current assets:
     Cash                                    $    572,758   $   487,597
     Available-for-sale securities              2,575,000        -
     Receivables, net                           6,128,348       848,300
     Inventories                                4,785,326     1,141,371
     Prepaid expenses                             270,223       332,286
       Total current assets                    14,331,655     2,809,554

    Property and equipment, net                 2,619,474       478,361
    Available-for-sale securities               7,156,638     1,989,379
    Costs in excess of fair value of net        9,910,354       224,394
      assets acquired, net
    Other assets                                1,378,180       144,884
                                             $ 35,396,301   $ 5,646,572

      LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
     Accounts payable and accrued expenses   $  7,572,087   $ 1,501,414
     Current portion of long-term debt          1,788,012       884,488
     Deferred revenue                           1,031,672       501,477
     Other liabilities                            161,565         -
     Net liabilities of business disposed         453,746         -
       of in 1996
       Total current liabilities               11,007,082     2,887,379

    Long-term debt, net of current portion     12,704,117       122,969

    Common stock subject to put option,            -            200,000
      29,630 shares

    Commitments and contingencies

    Shareholders' equity:
     Preferred stock, $.10 Par value, 4            -              -
       million shares authorized, none
       outstanding
     Common stock, $.01 Par value, 10              55,470        39,026
       million shares authorized, 5,547,033
       and 3,902,598  shares outstanding,
       respectively
     Capital in excess of par value            27,583,696    16,433,887
     Accumulated deficit                      (23,692,263)  (14,036,689)
     Unrealized appreciation of                                   -
       available-for-sale securities            7,738,199
         Total shareholders' equity            11,685,102     2,436,224

                                             $ 35,396,301   $ 5,646,572



     The accompanying notes to consolidated financial statements are an integral part of these balance sheets


                  SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994


                                                                                  UNREALIZED
                                                                                 APPRECIATION
                                                                 CAPITAL IN      OF AVAILABLE-
                                            COMMON STOCK          EXCESS OF        FOR-SALE         ACCUMULATED
                                       SHARES        AMOUNT       PAR VALUE       SECURITIES          DEFICIT

Balance, October 1, 1993               3,606,076   $   36,061   $  13,957,144          -          $  (12,608,953)

  Common stock issued for
    investment in securities             196,022        1,960         733,123          -                 -
  Common stock issued for
    finder's fee relating to
    UMA acquisition                        2,500           25          16,850          -                 -
  Settlement of related party
    receivable                           -             -              850,000          -                 -
  Value assigned to warrants
    issued with Senior Notes
    payable                              -             -              471,250          -                 -
  Sale of common stock                    88,000          880         388,120          -                 -
  Exercise of warrants                    10,000          100          17,400          -                 -
  Net loss                               -             -              -                -              (1,427,739)

Balance, September 30, 1994            3,902,598       39,026      16,433,887         --             (14,036,692)

  Sale of common stock,
    net of issuance costs                200,000        2,000         707,828          -                 -
  Value assigned to options
    and warrants issued
    with the extension of
    of Senior Notes payable              -             -               66,458          -                 -
  Exercise of warrants                   100,255        1,003         187,012          -                 -
  Common stock issued in
    connection with acquisitions,
    net of issuance costs              1,142,945       11,429       7,533,057          -                 -
  Conversion of long-term
    debt                                 201,235        2,012       1,627,988          -                 -
  Settlement of related party
    receivable                           -             -            1,027,466          -                 -
  Change in unrealized
    appreciation of available-
    for-sale securities                  -             -              -         $     7,738,199          -
  Net loss                               -             -              -                -              (9,655,571)

Balance, September 30, 1995            5,547,033   $   55,470   $  27,583,696   $     7,738,199   $  (23,692,263)




                     The accompanying notes to consolidated financial statements are an integral part of these statements


                SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                                      1995             1994
      CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                  $  (9,655,571)   $  (1,427,739)
       Adjustments to reconcile net loss to net cash used by
         operating activities
              Write-off of acquired in-process unproven technology                   5,000,000            -
              Depreciation and amortization                                            821,798          162,762
              Acquisition costs                                                        647,925            -
              Net change of liabilities of discontinued operations                     586,241            -
              Loss on the disposal of property and equipment                           392,572            -
              Deferred income taxes                                                    (12,000)          (7,898)
              Debt discount and deferred financing amortization                         86,660          514,164
              Provision for bad debts                                                   67,490            -
              Changes in operating assets and liabilities, net of effect of purchase transactions and disposal of discontinued operation-
                     Receivables                                                    (1,208,356)        (232,113)
                     Inventories                                                    (1,706,741)         (78,910)
                     Prepaid expenses                                                  160,038         (319,315)
                     Accounts payable and accrued expenses                             (46,466)          860,347
                     Deferred revenue                                                  196,420          (43,656)
                             Net cash used in operating activities                  (4,669,990)        (572,358)

      CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash paid in connection with acquisitions                                (2,562,428)         (26,498)
       Purchase of property and equipment                                           (1,417,990)        (172,884)
       Proceeds from sale of investment securities                                   1,027,466           -
       Purchase of investment securities                                                -              (462,924)
       Increase in other assets                                                       (133,802)          -
       Proceeds from the sale of property and equipment                                 31,000           -
                             Net cash used in investing activities                  (3,055,754)        (662,306)

      CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long-term debt, net of deferred financing
         costs                                                                       4,131,457          920,000
       Repayment of long-term debt                                                    (978,844)        (550,000)
       Borrowings under revolving credit note                                        6,903,585           _
       Payments under revolving credit note                                         (1,684,000)          _
       Proceeds from settlement of related party receivable                             -               850,000
       Repayment of prior revolving credit facility                                 (1,208,252)          _
       Proceeds from the sale of common stock                                          720,341          389,000
       Proceeds from the exercise of warrants                                          168,909           17,500
       Capitalized lease obligations paid                                             (202,003)        (102,200)
                             Net cash provided by financing activities               7,851,193        1,524,300

      NET INCREASE IN CASH                                                             125,449          289,636
      Cash, beginning of period, net of cash of discontinued operation                 447,309          197,961
      Cash, end of period                                                        $     572,758    $     487,597




         The accompanying notes to consolidated financial statements are an integral part of these statements

                      SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.   NATURE OF BUSINESS AND BASIS FOR PRESENTATION

       SoftNet Systems, Inc. and Subsidiaries (Company) is engaged in the business of developing, marketing, installing and servicing electronic information and document management systems that allow customers to electronically request and electronically receive information. The Company operates through two divisions, telecommunications and document management. Through its wholly-owned subsidiaries Communicate Direct, Inc. (CDI) and Kansas Communications, Inc. (KCI), the Company sells and services telephone and computer hardware manufactured by others to provide communications solutions through the design, implementation, maintenance and integration of voice, data and video communications equipment and services. Additionally, through these subsidiaries, the Company sells and installs local and long distance network services. Through its wholly-owned subsidiary, Micrographic Technology Corporation, Inc. (MTC) and its integrated solutions group, the Company designs, develops, manufactures and integrates comprehensive, non-paper based systems and components that enable the Company to deliver to its customers cost-effective solutions for the storage, indexing and/or distribution of high-volume computer generated or entered information.

       On September 15, 1995, a wholly-owned subsidiary of the Company merged with Kansas Communications, Inc. (KCI), which was the surviving corporation in the merger, pursuant to an Agreement and Plan of Reorganization dated March 24, 1995, by and between the Company and KCI (see Note 3). The transaction was accounted for as a pooling of interests for financial reporting purposes and, accordingly, the financial statements of the merged companies relating to all periods presented have been restated and are presented on a combined basis. Upon effectiveness of the merger, KCI changed its fiscal year end to September 30 from March 31. KCI's financial statements have been restated and are consolidated for the same periods as the Company's fiscal year.

       During 1995, the Company adopted a formal plan to dispose of Utilization Management Association, Inc., a medical cost containment business. Accordingly, the results of discontinued operations and the estimated loss on disposal thereof have been reported separately from the continuing operations of the Company (see Note 5).

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

       The consolidated financial statements include the accounts of SoftNet Systems, Inc. (SoftNet) and its subsidiaries (Company). All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

       Concentration of Credit Risk

       Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Credit risk is minimized as a result of the large number and diverse nature of the Company's customers. As of September 30, 1995, the Company had no significant concentrations of credit risk.

       Inventories

       Inventories are stated at the lower of cost or market and are comprised of purchased component parts. Cost is determined using the first-in, first-out method.

       Receivables

       The Company has recorded an allowance for uncollectible accounts of $67,490 at September 30, 1995. No such allowance was recorded at September 30, 1994.

       Property and Equipment

       Property and equipment are carried at cost less allowances for accumulated depreciation. The cost of property and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Repairs and maintenance are charged to expense as incurred.

       Depreciation is computed by the straight-line method over the useful lives of the related assets. The estimated useful lives range from three to five years for equipment to seven years for property, principally office furniture. Amortization of capital leases is included with depreciation expense.

       Capitalized Software Costs

       Certain costs of acquired software to be sold, leased, or otherwise marketed are capitalized and amortized over the economic useful life of the related software product, which is generally five years. Net unamortized capitalized software costs, which resulted from the acquisition of MTC, are included in other noncurrent assets and were $991,000 at September 30, 1995.

       Investments in Equity Securities

       In 1995, the Company adopted Statement of Financial Accounting Standards
       (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 resulted in an increase to shareholders' equity in the fourth quarter of 1995 of $7,738,000, upon the completion by Imnet Systems, Inc. of its initial public offering of common stock. Prior to this offering, there had been no public market for this common stock. At September 30, 1995, the Company's investment in marketable equity securities has been classified as available-for-sale and as a result is stated at fair value. At September 30, 1994, no readily determinable fair value existed with respect to the Company's investment in equity securities, and, accordingly, such investment was carried at cost.

       Fair value of equity securities is determined by reference to various market data and other valuation techniques as appropriate. As of September 30, 1995, the Company had available-for-sale securities with a current fair value of $9,732,000. Subsequent to year-end, the Company has agreed to include 100,000 shares of its investment in equity securities in an underwritten secondary offering. The offering is scheduled for completion in 1996, and accordingly, $2,575,000 has been classified with current assets as of September 30, 1995.

       Costs in Excess of Fair Value of Net Assets Acquired

       The excess of costs of acquired companies over the fair value of net assets acquired (goodwill) are amortized on a straight-line basis over 10 years. Amortization expense for fiscal 1995 was $443,000. Accumulated amortization at September 30, 1995 was $443,000.

       The Company assesses the recoverability of unamortized goodwill by reviewing the sufficiency of estimated future operating income and undiscounted cash flows of the related entities to cover the amortization during the remaining amortization period.

       Revenue Recognition

       Revenue from sales and installation of telephone systems, computer hardware and peripheral telephone system products is recognized principally on the completed contract method which does not differ materially from the percentage completion method. Revenue from maintenance contracts covering parts and labor on existing systems is recognized on a monthly basis over the term of each contract.

       Revenue from the imaging business is generated from four primary sources, including product sales, installations, royalty and on-going maintenance. Product sales revenue is recognized upon shipment, installation, or final customer acceptance, depending on specific contract terms. Installation revenue is recognized on a percentage-of-completion basis. Royalty revenue is recognized monthly based upon estimated maintenance fees and is subject to verification against actual fees on a semi-annual basis. Revenue from on-going maintenance is recognized as services are completed.

       Income Taxes

       Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes which revised certain financial accounting and reporting standards for income taxes was adopted by the Company effective
       October 1, 1993. The adoption of Statement No. 109 did not have a material effect on the Company's financial statements. In accordance with this financial accounting standard, the Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns. The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

       Loss Per Share

       Loss per share is based on the weighted average number of common shares outstanding during the periods. Common stock equivalents (outstanding options warrants and convertible securities) are not included in the computations of loss per share since their effect is anti-dilutive.

       Reclassifications

       Certain reclassifications have been made in the 1994 financial statements to conform with the 1995 presentation.

  3.   MERGER

       On September 15, 1995, a wholly-owned subsidiary of the Company merged Kansas Communications, Inc. ("KCI") pursuant to an Agreement and Plan of Reorganization dated March 24, 1995, by and between the Company and KCI. The KCI shareholders received 1,300,000 shares of the Company's common stock in exchange for all of the outstanding shares of KCI. The business combination was accounted for as a pooling of interests and, accordingly, the operations of KCI have been included with the results of the Company for all periods presented.

       KCI is a Kansas City-based company which sells and services telephone systems, third-party computer hardware and application oriented peripheral products such as voice mail, automated attendant systems, interactive voice response (IVR) and video conferencing systems.

       The following are the net revenues from continuing operations and net income (loss) of the separate companies for the periods preceding the acquisition:

                                        SOFTNET
                                        SYSTEMS,
                                           INC.          KCI       COMBINED


    Nine months ended
        June 30, 1995:  (Unaudited)
          Net sales                  $  8,285,000   $7,564,000  $ 15,849,000
          Net (loss) income            (1,777,000)     272,000    (1,505,000)

    Fiscal year ended
        September 30, 1994:
          Net sales                  $    188,000   $9,441,000  $  9,629,000
          Net income (loss)            (1,763,000)     450,000    (1,313,000)

       In connection with the merger, the Company recorded transaction related charges of $648,000. The merger costs relate to expenses incurred to consummate the transaction, including investment banking, legal and accounting fees.

  4.   ACQUISITIONS

       Acquisition of CDI

       On October 31, 1994, the Company acquired Communicate Direct, Inc. ("CDI") in a business combination accounted for as a purchase. CDI is a Chicago-based company which sells and services telephone systems, third-party computer hardware and application oriented peripheral products such as voice mail, automated attendant systems, interactive voice response ("IVR") and video conferencing systems. The operations of CDI have been included with the results of the Company since November 1, 1994.

       The Company acquired all of the outstanding stock of CDI for $1.9 million, such consideration consisting of 290,858 shares of the Company's Series A Convertible Preferred Stock ("Preferred Shares") valued at $6.00 per share and cash. In April 1995, the Preferred Shares were converted into common shares on a one-to-one basis following the approval of the Company's shareholders. The acquisition price has been adjusted for settlement of an earnout agreement and resolution of certain post-closing purchase adjustments. The cost in excess of fair value of net assets acquired incurred in connection with the acquisition of CDI of $4,182,000 is being amortized on a straight-line basis over ten years.

       Acquisition of MTC

       On September 15, 1995, the Company acquired Micrographic Technology Corporation ("MTC") pursuant to an Agreement and Plan of Reorganization dated March 24, 1995 in a business combination accounted for as a purchase transaction. MTC is a designer, developer, manufacturer and integrator of comprehensive, non-paper based systems and components that enable MTC to deliver to its customers cost-effective solutions for storage, indexing and/or distribution of high-volume output data streams. The MTC shareholders' received 777,778 shares valued at $6.95 per share of the Company's common stock, $1,050,000 in cash and $2,800,000 principal amount of the Company's debentures. The operations of MTC have been included with the results of the Company since September 16, 1995.

       The cost in excess of fair value of net assets acquired incurred in connection with the acquisition of MTC of $6,130,000 is being amortized on a straight-line basis over ten years. Additionally, in connection with the acquisition of MTC, the Company incurred a one-time fourth quarter charge of $5.0 million for the write-off of acquired in-process unproven technology.

       The following unaudited pro forma summary presents information as if the acquisitions accounted for as purchases had occurred at the beginning of each fiscal year. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                Years Ended
                                                September 30

                                              1995         1994
                                           (amounts in thousands,
                                           except per share data)
                                                (unaudited)

    Net sales from continuing operations  $     37,128  $ 36,280

    Loss from continuing operations             (6,583)   (7,840)

    Net loss                                    (8,025)  (10,572)

    Net loss per share                           (1.45)    (2.03)


  5.   DISCONTINUED OPERATIONS

       During September 1995, the Company's Board of Directors approved a plan to rescind its November 1993 acquisition of Utilization Management Associates, Inc. ("UMA"). The plan provided for the exchange of the Company's interest in UMA for all common shares of the Company held by the former shareholders of UMA, including related put options, and the cancellation of SoftNet stock options held by the former shareholders of UMA's.

       Effective November 20, 1995, the plan was executed such that the Company paid the former shareholders of UMA $200,000 in satisfaction of it's common stock put obligation and received in exchange 29,630 shares of SoftNet common stock In addition, the Company paid approximately $300,000 in cash and notes for the termination of non-compete, employment, and earn-out agreements and an irrevocable and unconditional release of the Company from any outstanding obligations and liabilities to UMA or the shareholders of UMA.

       In connection with the disposition, the Company recorded an estimated loss on disposal of discontinued operations of $644,000, along with a loss from discontinued operations of $419,000 and $115,000 for the years ended September 30, 1995 and 1994, respectively. Such amounts have not been adjusted for any income tax effect given the Company's net operating loss carryfoward. At September 30, 1995, UMA represented approximately $116,000 and $53,000 of the Company's assets and liabilities, respectively. For the years ended September 30, 1995 and 1994, UMA contributed revenue of approximately $860,000 and $695,000 respectively, to the consolidated revenues of the Company.

  6.   PROPERTY AND EQUIPMENT

       Balances of major classes of assets and allowances for depreciation at September 30, 1995 are as follows:

                                         1995         1994


    Leasehold improvements           $    822,101  $ 58,819
    Furniture and fixtures                864,832   263,557
    Vehicles                               31,517    48,694
    Equipment                           1,259,019   462,823
         Total                          2,977,469   833,893

    Less allowance for depreciation      (357,995) (355,532)
      and amortization

    Property and equipment, net      $  2,619,474  $478,361


  7.   DEBT

       Debt is summarized as follows:

                                                             1995         1994

    Revolving Credit Note with maximum borrowings of
     $6,500,000, bearing interest, payable monthly, at
     the bank's prime rate plus 1% (the bank's prime
     rate being 9.75% at September 30, 1995).  The note
     matures on January 15, 1997                         $3,889,585        -

    9% Convertible Debentures due September 2000,
     interest payable quarterly, convertible into the
     Company's common shares at $6.75 per share           2,856,000        -

    9% Convertible Subordinated Notes due December
     1998, interest payable quarterly, subordinated to
     all other liabilities of the Company, convertible
     into the Company's common shares at $5.00 per
     share                                                2,189,499        -

    6% Convertible Subordinated Debentures, due
     February 2002 with semi-annual interest payments,
     convertible into the Company's common stock at
     $8.10 per share (subject to adjustment for anti-
     dilution)                                            1,800,000        -

    Bank loan dated November 20, 1995, bearing interest
     at prime plus 1%, payable monthly, principal due
     February 1, 1996                                     1,330,000        -

    10% Convertible Subordinated Notes due October
     1999, bearing interest, payable quarterly, at 10%
     for the first two years only and no interest
     thereafter, subordinated to all other liabilities
     of the Company, convertible into the Company's
     common shares at $4.10 per share                     1,250,000        -

    Bank loans dated July 10, 1995, bearing interest at
     prime plus 1%, principal and interest due in 60
     monthly payments with final payment due July 2000      493,000        -

    Bank loans dated April 13, 1995, bearing interest
     at prime plus 1%, principal and interest due in 48
     monthly installments with final payment due April
     1999                                                   113,239        -

    Bank loan dated August 25, 1995, bearing interest
     at prime plus 1%, principal and interest due in 36
     monthly installments with final payment due August
     1998                                                   110,426        -

    Senior Notes Payable, bearing interest at 10% with
     principal and interest due October 1994                  -       $  770,000

    Capitalized lease obligations                           460,380      237,457
                                                         14,492,129    1,007,457
    Less current portion of debt                         (1,788,012)    (884,488)
            Total long-term debt                       $ 12,704,117   $  122,969

       The availability under the revolving credit note is subject to revisions on a monthly basis based upon available assets (as defined). Subsequent to year-end, the Company restructured a portion of the revolving credit note into a term note which matures on February 1, 1996. Accordingly, the term loan has been classified as current on the accompanying consolidated financial statements. The revolving credit note and the bank term loans (issued from the same bank) are collateralized by substantially all of the assets of the Company.

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

       In October 1994, the Company issued an additional $25,000 Senior Note, along with a warrant to purchase 2,500 shares of the Company's common stock at the then current market price of $6.375 per share. Also, in order to extend the maturity of $745,000 of Senior Subordinated notes, the Company issued warrants to purchase 89,400 shares of the Company's common stock at prices ranging from $6.125 to $7.875 (market price at the end of each month during the period the notes were extended). As of April 1, 1995, the $450,000 of notes were repaid and the remaining principal of $295,000 together with accrued interest thereon, was exchanged for the 9% Convertible Subordinated Notes described above.

       In connection with the acquisition of MTC, the Company issued $2,856,000 of its 9% Convertible Subordinated Debentures (the "MTC 9% Debentures") due September 2000. The MTC 9% Debentures are subordinated to all other liabilities of the Company and are convertible after September 15, 1996, into the Company's common shares at $6.75 per share. The MTC 9% Debentures may be prepaid by the Company in whole or in part at 102% of face value through September 15, 1997, and at face value thereafter. Also in connection with the acquisition of MTC, the Company assumed $1,800,000 of 6% Convertible Subordinated Secured Debentures (the "Debentures") due February 2002. The Debentures are convertible into the Company's common stock at $8.10 per share, subject to adjustment for anti-dilution. The Debentures are subject to redemption at the option of the Company at face value, provided, however, that the Company issues common share purchase warrants to purchase the same number of shares as would have been issuable if the Debentures were converted.

       Aggregate maturities of long-term debt for each of the next five fiscal years are as follows:



                      1996         $1,788,000
                      1997          4,192,000
                      1998            191,000
                      1999          2,316,000
                      2000          4,205,000
                      Thereafter    1,800,000

  8.   SALE OF COMMON STOCK

       On October 26, 1994, the Company sold 200,000 shares of its common stock in a Regulation S offering at $4.00 per share. In connection with the sale of common stock, the Company incurred fees of $90,000 and issued warrants to purchase 249,750 shares of its common stock exercisable for five years at an exercise price of $6.875 per share (fair market value at the date of grant).

  9.   CAPITALIZED LEASE OBLIGATIONS AND OTHER LEASE COMMITMENTS

       The Company leases computer equipment and certain other office equipment under leases which are capital in nature. The Company has net assets of $320,000 and $240,000 under these capital leases as of September 30, 1995 and 1994, respectively.

       The Company has entered into operating leases for office space and manufacturing facilities. These leases provide for minimum rents. These leases generally include options to renew for additional periods. The Company's rent expense for the years ended September 30, 1995 and 1994 was $282,000 and $100,000.

       The aggregate amount of the lease payments under capital and operating leases for each of the five fiscal years ending September 30 is as follows:


                                 1996   $ 1,234,000
                                 1997     1,080,000
                                 1998       849,000
                                 1999       402,000
                                 2000       616,000

  10.  INCOME TAXES

       The Company's provision for income taxes relates exclusively to the operations of KCI, for tax liabilities incurred by KCI prior to the merger with the Company.

       The components of the provision for income taxes are as follows for the fiscal years ending September 30:

                                             1995      1994

                    Current
                        Federal           $113,587   $320,620
                        State               22,722     64,124
                          Total current    136,309    384,744

                    Deferred
                        Federal            (10,000)    (6,582)
                        State               (2,000)    (1,316)
                          Total deferred   (12,000)    (7,898)
                                          $124,309   $376,846


  The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred taxes at September 30 and the approximate tax effects are as follows:

                                                              1995                             1994
                                                   TEMPORARY           TAX           TEMPORARY          TAX
                                                  DIFFERENCE         EFFECT         DIFFERENCE         EFFECT

      Receivable from related party                   -                -          $    4,150,000   $  1,411,000
      Securities received in settlement of
      related party receivable                   $  2,400,000    $     816,000           -               -
      Capital loss carryforward                       722,000          245,000
      Value assigned to warrants issued
        with senior notes                             -                -                 533,000        181,000
      Reserve for the write-off of
        discontinued operations                       544,000          185,000           -               -
      Inventory and other operating reserves          568,000          193,000           -               -
      Reserve for lease termination                   250,000           85,000           -               -
      Other                                            86,000           29,000           -               -
      Net operating loss carryforwards             10,990,000        3,737,000         6,500,000      2,210,000

               Total deferred tax asset                              5,290,000                        3,802,000

      Unrealized appreciation of available-
        for-sale securities                        (7,738,000)      (2,631,000)                          -

               Total deferred tax liabilities                       (2,631,000)                          -

      Valuation allowance                                           (2,659,000)                      (3,802,000)

               Net deferred tax asset                            $      -                          $     -


  A valuation allowance was recorded as a reduction to the deferred tax assets due to the uncertainty of the ultimate realization of future benefits from such deferred taxes.

  Net operating loss carryforwards of approximately $10 million are available as of September 30, 1995 to be applied against future taxable income. In addition, net operating loss carryforwards of approximately $750,000 acquired in connection with the acquisition of MTC are available to reduce recorded goodwill when utilized. The net operating loss carryforwards expire between 1999 and 2009 and are subject to certain annual limitations as a result of the changes in equity ownership.

  11.  STOCK OPTIONS AND WARRANTS

       Outstanding options and warrants granted prior to 1993 were originally granted at exercise prices equal to the then current market prices of the Company's common stock. Outstanding options and warrants to purchase shares of common stock at September 30, 1995 and 1994 were as follows:

                                                      1995        1994

    Outstanding at beginning of year                  729,064    382,564
    Granted (prices ranging from
      $1.75 to $13.50)                                884,400    356,500
    Exercised or cancelled (prices ranging
      from $1.75 to $4.00 per share)                 (100,255)   (10,000)
    Outstanding at end of year (prices ranging
      from $1.75 to $13.50 per share)               1,513,209    729,064

    Exercisable at end of year                      1,334,650    729,064

    Available for grant at end of year                600,000      -

       During fiscal 1995 the Company adopted, subject to shareholder approval, the 1995 Long Term Incentive Plan (the "1995 LTIP") whereby the Company, under the direction of the committee appointed by the Board of Directors, can grant a variety of stock-based compensation awards. The Company has reserved 600,000 shares for issuance under the plan.

       Subsequent to year end, the Company granted 259,000 stock options to certain key employees at a price equal to the then fair market value of the Company's common stock. The options become exercisable, in one-third increments, on the first three anniversaries of the option grant and expire ten years from the date of grant.

       In addition, during 1995 the Company granted 175,000 stock options to two key employees prior to the adoption of the 1995 LTIP. The stock options become exercisable, in one-third increments, on the first three anniversary dates of the option grant and expire ten years from the date of grant. The Company granted 25,000 of the stock options at a price equal to the then fair market ($8.50) value and 150,000 of the stock options at a price below the fair market value (exercise price of $6.50 and a market price of $13.50) of the Company's common stock. Accordingly, the Company will incur stock option compensation expense equal to the difference between the fair market value of the underlying stock at the date of grant and the option's exercise price. The total compensation expense of $1,050,000 will be amortized ratably over the three-year vesting period. During fiscal 1995, the Company recorded compensation expense related to these options of $14,000.

  12.  RELATED PARTY TRANSACTIONS

       As of September 30, 1994, the Company was owed $4,150,000 plus accrued interest by Ozite Corporation (Ozite). A Director of the Company and the former Chairman of the Board held substantial interests in Ozite. Due to uncertainties about collecting these funds, the receivable from Ozite was written off and charged against earnings in 1991, and, accordingly no amount related to this receivable is recorded on the Company's consolidated financial statements.

       On July 26, 1995, Ozite shareholders approved a merger of Ozite with Pure Tech with Pure Tech being the surviving corporation. As a condition of the merger, Ozite was required to secure a general release from the Company and to surrender certain securities in satisfaction of the amount owed to the Company. As a result, the Company received 311,025 shares of Pure Tech common stock (such shares are currently listed on the NASDAQ), 267,203 shares of Artra Group Incorporated (ARTRA) Common Stock (such shares are currently listed on the New York Stock Exchange, however such shares received are not currently registered) and 932.05 shares of Artra Preferred Stock (such shares are not listed on any exchange and have no currently ready market). Subsequently, the Company sold all 311,025 shares of Pure Tech for net proceeds of $1,027,466, which was recorded as a capital contribution. No amount has been recorded in the accompanying consolidated financial statements for the remaining unsold securities due to uncertainty of value.

       The Company utilizes a jet aircraft which is owned by the Company's Chairman. In 1995, the Company made payments of $58,000 to the Chairman for use of this jet aircraft. The Company pays a management fee to a company controlled by the Company's president and Chief Executive Officer. The management fee is for the use of a computer information system and other assets which are utilized in the Company's business. The Company paid $48,000 in 1995 related to this management fee.

  13.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                              1995       1994

    Cash Paid During the Year For:
     Interest                                               $ 465,420  $  68,564
     Income taxes                                             194,000    161,000

    Non Cash Investing & Financing Activities:
     Common stock issued for acquisitions                   7,931,153      -
     Securities received in settlement of $4,150,000
       related party receivable, at net realized value      1,027,466      -
     Convertible subordinated debt issued for acquisitions  2,856,000      -
     Common stock issued for the conversion of
        subordinated notes                                  1,630,000      -
     Conversion of Senior Notes and accrued interest to 9%
       Convertible Notes                                      309,499      -
     Equipment acquired by capital lease                      331,924     49,601

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                     PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  a.   Directors of the Company.

       The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 28, 1996 under the caption "Election of Directors", which information is hereby incorporated herein by reference.

  b.   Executive Officers of the Company.

       The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 28, 1996 under the caption "Election of Directors" and "Executive Officers of the Company", which information is hereby incorporated herein by reference.

  c.   Compliance with Section 16(a) of the Exchange Act

       The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 28, 1996 under the caption "Compliance with Section 16(a) of the Exchange Act," which information is hereby incorporated herein by reference.

  ITEM 10.  EXECUTIVE COMPENSATION

       The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 28, 1996 under the caption "Executive Compensation" and under the caption "Board of Directors", which information is hereby incorporated herein by reference.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 28, 1996 under the caption "Securities Beneficially Owned by Principal Shareholders and Management", which information is hereby incorporated herein by reference.

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 28, 1996 under the caption "Certain Relationships and Related Transactions", which information is hereby incorporated herein by reference.

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

       (1)  Exhibits.

       Exhibit
       Number    Description

       2.1 Agreement and Plan of Reorganization, dated October 28, 1994 by and among SoftNet Systems, Inc., CDI Acquisition Corp., Communicate Direct, Inc., Marc Zionts and Ian Aaron.<F1>

       2.2 Agreement and Plan of Reorganization dated March 24, 1995 among SoftNet Systems, Inc., KCI Acquisition Corp., Kansas Communications, Inc., Sizemore Enterprises and Gerald Tousey and Cleo Tousey (attached as Appendix I to the Proxy Statement/Prospectus included in the Registration Statement on Form S-4, as amended, Registration Number 33-95542). The registrant will furnish supplementally a copy of all omitted Exhibits and Schedules to Exhibit 2.2 upon the request of the Commission. Incorporated by reference to Appendix I to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.

       2.3 Agreement and Plan of Reorganization dated March 24, 1995 among SoftNet Systems, Inc., MTC Acquisition Corp., and Micrographic Technology Corporation as amended by Amendment No. 1 dated as of August 8, 1995 (attached as Appendix II to the Proxy Statement/Prospectus included in the Registration Statement on Form S-4, as amended, Registration Number 33-95542). The registrant will furnish supplementally a copy of all omitted Exhibits and Schedules to Exhibit 2.3 upon the request of the Commission. Incorporated by reference to Appendix II to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.

       3.1    Certificate of Incorporation of the Company, as amended.

       3.2    By-Laws of the Company <F2>.

       10.1 Loan and Security Agreement, dated September 15, 1995, by and between West Suburban Bank and SoftNet Systems, Inc.

       10.2 Revolving Credit Note, dated September 15, 1995, in the original principal amount of $6,500,000 from SoftNet Systems, in favor of West Suburban Bank

       10.3   SoftNet Systems, Inc. 1995 Long Term Incentive Plan.

       10.4 SoftNet Systems, Inc. Stock Option Agreement (Non-Plan) dated as of September 15, 1995 by and between SoftNet Systems, Inc. and John J. McDonough.

       10.5 SoftNet Systems, Inc. Stock Option Agreement (Non-Plan) dated as of June 12, 1995 by and between SoftNet Systems, Inc. and
              Martin A. Koehler.

       10.6 Registration Rights Agreement dated September 15, 1995 by and among R.C.W. Mauran, A.J.R. Oosthuizen and SoftNet Systems, Inc.

       10.7 Employment Agreement dated September 15, 1995 by and among A.J.R. Oosthuizen, SoftNet Systems, Inc. and Micrographic Technology Corporation.

       10.8 SoftNet Systems, Inc. Employee Stock Option Plan for employees of Micrographic Technology Corporation.

       10.9 Form of SoftNet Systems, Inc. 9% Convertible Subordinated Debentures due 2000.

       10.10 $660,000 principal amount of Micrographic Technology Corporation 6% Convertible Subordinated Secured Debenture due 2002 issued to R.C.W. Mauran.

       10.11 Escrow Agreement dated September 15, 1995 by and among SoftNet Systems, Inc., R.C.W. Mauran, A.J.R. Oosthuizen and Mellon Bank, N.A.

       10.12 Form of Stock Purchase Agreement executed by SoftNet Systems, Inc. and U.S. 6-10 Small Company Series of the DFA Investment Trust Company, U.S. 9-10 Small Company Portfolio of DFA Investment Dimensions Group Inc., DFA Group Trust-The 6-10 Subtrust, DFA Group Trust-Small Company Subtrust.

       10.13 Employment Agreement, dated October 28, 1994, by and between Communicate Direct, Inc. and Ian Aaron. <F1>

       10.14 Registration Rights Agreement, dated as of October 28, 1994, by and among SoftNet Systems, Inc., Marc Zionts and Ian Aaron. <F1>

       10.15 Registration Rights Agreement, dated as of October 28, 1994, by and among SoftNet Systems, Inc., Forsythe/McArthur Associates, Inc., BWJ Partnership, Willard Aaron and D&K Stores, Inc. <F1>

       10.16 Registration Rights Agreement, dated as of November 1, 1994, by and among SoftNet Systems, Inc., Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership I. <F1>

       10.17 Note and Warrant Purchase Agreement, dated as of November 1, 1994, by and among SoftNet Systems, Inc., Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership I.
              <F1>

       10.18 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated November 1, 1999, in the original principal amount of $150,000 from SoftNet Systems, Inc. in favor of Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership I. <F1>

       10.19 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 31, 1999 held by Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership I. <F1>

       10.20 Note and Warrant Purchase Agreement, dated as of October 28, 1994, by and between SoftNet Systems, Inc. and D&K Stores, Inc. <F1>

       10.21 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated October 26, 1994, in the original principal amount of $200,000 from SoftNet Systems, Inc. in favor of D&K Stores, Inc. <F1>

       10.22 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1999 held by D&K Stores, Inc. <F1>

       10.23 Note and Warrant Purchase Agreement, dated as of October 28, 1994, by and between SoftNet Systems, Inc. and Willard Aaron. <F1>

       10.24 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated October 26, 1994, in the original principal amount of $100,000 from SoftNet Systems, Inc. in favor of Willard Aaron. <F1>

       10.25 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1999 held by Willard Aaron. <F1>

       10.26 Note and Warrant Purchase Agreement, dated as of October 28, 1994, by and between SoftNet Systems, Inc. and BWJ Partnership. <F1>

       10.27 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated October 26, 1994, in the original principal amount of $100,000 from SoftNet Systems, Inc. in favor of BWJ Partnership. <F1>

       10.28 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1994 held by BWJ Partnership. <F1>

       10.29 Note and Warrant Purchase Agreement, dated as of October 28, 1994, by and between SoftNet Systems, Inc. and Forsythe/McArthur Associates, Inc. <F1>

       10.30 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated October 26, 1994, in the original principal amount of $500,000 from SoftNet Systems, Inc. in favor of Forsythe/McArthur Associates, Inc. <F1>

       10.31 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1999 held by Forsythe/McArthur Associates, Inc. <F1>

       10.32 Note and Warrant Purchase Agreement, dated as of November 1, 1994, by and between SoftNet Systems, Inc. and Joseph Rich. <F1>

       10.33 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated November 1, 1994, in the original principal amount of $200,000 from SoftNet Systems, Inc. in favor of Joseph Rich. <F1>

       10.34 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 31, 1999 held by Joseph Rich. <F1>

       10.35 SoftNet Systems, Inc. Subscription Agreement, dated October 27, 1994, by and between SoftNet Systems, Inc. and Compania Di Investimento Antillianna. <F1>

       10.36 Common Stock Purchase Warrant expiring October 27, 1999 held by Compania Di Investimento Antillianna. <F1>

       10.37 Off Shore Securities Subscription Agreement, dated October, 1994, by and between SoftNet Systems, Inc. and Coutts & Co., A.G., acting in its capacity as agent for non-U.S. persons. <F1>

       10.38 Employment Agreement dated September 15, 1995 between Dale H. Sizemore, Jr. and SoftNet Systems, Inc.

       10.39  Form of SoftNet Systems, Inc. Common Stock Purchase Warrant.

       10.40  Form of SoftNet Systems, Inc. Promissory Note.

       10.41  Form of SoftNet Systems, Inc. Note Extension Agreement.

       10.42 Form of SoftNet Systems, Inc. Warrant to Purchase Common Stock granted to holders of SoftNet Systems, Inc. Promissory Notes.

       10.43  Form of 9% Convertible Subordinated Note. <F3>

       10.44 Stockholders Agreement dated March 24, 1995 among SoftNet Systems, Inc., A.J.R. Oosthuizen and R.C.W. Mauran. <F3>

       10.45 First Amendment dated September 15, 1995 to Stockholders Agreement dated March 24, 1995 among SoftNet Systems, Inc., A.J.R. Oosthuizen and R.C.W. Mauran.

       10.46 Stock Exchange Agreement dated December 17, 1992 between SoftNet Systems, Inc. and Jelken Corp.

       10.47 Option to Purchase Shares of SoftNet Systems, Inc. dated July 4, 1995, expiring July 31, 1977 granting John I. Jellinek the right to acquire 200,000 shares of SoftNet Systems, Inc. common stock.

       10.48 Form of Indenture between SoftNet Systems, Inc. and U.S. Trust Company of California, as Trustee, including Form of Note, relating to the 9% Debentures. Incorporated by reference to
              Exhibit 4.2 to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.

       21.1   Subsidiaries.

       27.1   Financial Data Schedule
  ___________________________


  [FN]

       <F1>  Incorporated by reference to exhibits of equivalent number to the
  Company's Current Report on Form 8-K dated October 31, 1994.

       <F2>  Incorporated by reference to Exhibit 3(b) to the Company's Annual
  Report on Form 10-KSB for the fiscal year ended September 30, 1993.

       <F3>  Incorporated by reference to exhibits of equivalent number to the
  Company's Registration Statement on Form S-4, as amended, Registration
  No. 33-95542.


       (2) The following reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1995.

              (a) Current Report on Form 8-K dated August 17, 1995.
                  The Company announced the following: (a) the Company's financial results for the third quarter ended June 30, 1995,
                  (b) the registration statement on Form S-4 filed in connection with the acquisitions of Micrographic Technology Corporation ("MTC") and Kansas Communications, Inc. ("KCI") had been declared effective by the Securities and Exchange Commission on August 10, 1995 and that a special meeting of shareholders is to be held on September 15, 1995 to approve the acquisitions, (c) the Company will incur a one-time charge of $5.5 million for the write-off of certain intangible assets of MTC and certain pooling-of-interests transaction costs in the fourth quarter of fiscal 1995, (d) change in the amortization period for the goodwill that arose in the Communicate Direct, Inc. acquisition from forty years to ten years and the results from the previously reported six months ended March 31, 1995 have been revised, (e) the Company expects a loss per share for fiscal 1995 between $1.64 and $1.69, (f) IMNET Systems, Inc. completed its public offering of common stock at $12 per share. SoftNet owns 377,770 shares of IMNET's common stock. The Company has no immediate plans to sell its IMNET common stock. John J. McDonough, Chairman of the Board, and John I. Jellinek, President, Chief Executive Officer and a Director were elected to IMNET's board of directors, and (g) the Company will receive shares of capital stock of Pure Tech International, Inc. and Artra Group Incorporated in connection with a settlement entered into between the parties.

              (b) Current Report on Form 8-K dated September 15, 1995, as amended by Form 8-K/A filed on November 29, 1995.
                  The Company announced that the acquisitions of Kansas Communications, Inc. and Micrographic Technology Corporation were approved by the shareholders of the Company at a special meeting of shareholders held on September 15, 1995. The Form 8-K/A included the following financial information:

                      (a)  Financial Statements of Micrographic
                           Technology Corporation (balance sheets as of June 30, 1995 and June 26, 1994, and the related statements of income, shareholders' equity (net capital deficiency) and cash flows for the years then ended) with Report of Independent Auditors.

                      (b) Unaudited Financial Statements of Kansas Communications, Inc. for the three-month period ended June 30, 1995.

                      (c)  Unaudited Pro Forma Condensed Combined
                           Financial Statements of SoftNet Systems,
                           Inc. and the acquired businesses:
                           Micrographic Technology Corporation and
                           Kansas Communications, Inc.


                                    SIGNATURES


       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 1995.

                                     SOFTNET SYSTEMS, INC.


                                     By:  /s/ John I. Jellinek
                                          John I. Jellinek
                                          President and Chief Executive Officer

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                Title                         Date


  /s/ John I. Jellinek    President, Chief Executive       December 28, 1995
  John I. Jellinek        Officer and Director
                          (Principal Executive Officer)


  /s/ John J. McDonough   Chairman of the Board of         December 28, 1995
  John J. McDonough       Directors


  /s/ Martin A. Koehler   Vice President - Finance         December 28, 1995
  Martin A. Koehler       (Principal Financial Officer and
                          Principal Accounting Officer)


  /s/ Ian B. Aaron        Director                         December 28, 1995
  Ian B. Aaron


  /s/ James A. Gordon     Director                         December 28, 1995
  James A. Gordon


  /s/ John G. Hamm        Director                         December 28, 1995
  John G. Hamm


  /s/ Philip Kenny        Director                         December 28, 1995
  Philip Kenny


  /s/ Ronald I. Simon     Director                         December 28, 1995
  Ronald I. Simon


  /s/ C. William Vatz     Director                         December 28, 1995
  C. William Vatz


  /s/ Alfred J. Ziegler   Vice President, Secretary        December 28, 1995
  Alfred J. Ziegler       and Director



                                   EXHIBIT INDEX


    Exhibit                                                    Page
    Number                Description                         Number

       2.1   Agreement and Plan of Reorganization, dated
             October 28, 1994 by and among SoftNet Systems,
             Inc., CDI Acquisition Corp., Communicate Direct,
             Inc., Marc Zionts and Ian Aaron.<F1>

       2.2   Agreement and Plan of Reorganization dated
             March 24, 1995 among SoftNet Systems, Inc., KCI Acquisition Corp., Kansas Communications, Inc., Sizemore Enterprises and Gerald Tousey and Cleo Tousey (attached as Appendix I to the Proxy Statement/Prospectus included in the Registration Statement on Form S-4, as amended, Registration Number 33-95542). The registrant will furnish supplementally a copy of all omitted Exhibits and Schedules to Exhibit 2.2 upon the request of the Commission.
             Incorporated by reference to Appendix I to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.

       2.3   Agreement and Plan of Reorganization dated
             March 24, 1995 among SoftNet Systems, Inc., MTC Acquisition Corp., and Micrographic Technology Corporation as amended by Amendment No. 1 dated as of August 8, 1995 (attached as Appendix II to the Proxy Statement/Prospectus included in the Registration Statement on Form S-4, as amended, Registration Number 33-95542). The registrant will furnish supplementally a copy of all omitted Exhibits and Schedules to Exhibit 2.3 upon the request of the Commission.
             Incorporated by reference to Appendix II to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.

       3.1 Certificate of Incorporation of the Company, as amended.

       3.2   By-Laws of the Company <F2>.

      10.1   Loan and Security Agreement, dated September 15,
             1995, by and between West Suburban Bank and SoftNet Systems, Inc.

      10.2 Revolving Credit Note, dated September 15, 1995, in the original principal amount of $6,500,000 from SoftNet Systems, in favor of West Suburban
             Bank

      10.3   SoftNet Systems, Inc. 1995 Long Term Incentive
             Plan.

      10.4   SoftNet Systems, Inc. Stock Option Agreement
             (Non-Plan) dated as of September 15, 1995 by and between SoftNet Systems, Inc. and John J.
             McDonough.

      10.5   SoftNet Systems, Inc. Stock Option Agreement
             (Non-Plan) dated as of June 12, 1995 by and between SoftNet Systems, Inc. and Martin A.
             Koehler.

      10.6   Registration Rights Agreement dated
             September 15, 1995 by and among R.C.W. Mauran,
             A.J.R. Oosthuizen and SoftNet Systems, Inc.

      10.7 Employment Agreement dated September 15, 1995 by and among A.J.R. Oosthuizen, SoftNet Systems,
             Inc. and Micrographic Technology Corporation.

      10.8 SoftNet Systems, Inc. Employee Stock Option Plan for employees of Micrographic Technology
             Corporation.

      10.9   Form of SoftNet Systems, Inc. 9% Convertible
             Subordinated Debentures due 2000.

      10.10  $660,000 principal amount of Micrographic
             Technology Corporation 6% Convertible
             Subordinated Secured Debentures due 2002 issued to R.C.W. Mauran.

      10.11 Escrow Agreement dated September 15, 1995 by and among SoftNet Systems, Inc., R.C.W. Mauran,
             A.J.R. Oosthuizen and Mellon Bank, N.A.

      10.12 Form of Stock Purchase Agreement executed by SoftNet Systems, Inc. and U.S. 6-10 Small Company Series of the DFA Investment Trust Company, U.S. 9-10 Small Company Portfolio of DFA Investment Dimensions Group Inc., DFA Group Trust-The 6-10 Subtrust, DFA Group Trust-Small Company Subtrust.

      10.13 Employment Agreement, dated October 28, 1994, by and between Communicate Direct, Inc. and Ian
             Aaron. <F1>

      10.14  Registration Rights Agreement, dated as of
             October 28, 1994, by and among SoftNet Systems,
             Inc., Marc Zionts and Ian Aaron. <F1>

      10.15 Registration Rights Agreement, dated as of October 28, 1994, by and among SoftNet Systems, Inc., Forsythe/McArthur Associates, Inc., BWJ Partnership, Willard Aaron and D&K Stores, Inc.
             <F1>

      10.16  Registration Rights Agreement, dated as of
             November 1, 1994, by and among SoftNet Systems,
             Inc., Michael Cleary, Tim Reiland, Dave
             Prokupek, Christopher Barnes and CGRM Limited
             Partnership I. <F1>

      10.17  Note and Warrant Purchase Agreement, dated as of
             November 1, 1994, by and among SoftNet Systems,
             Inc., Michael Cleary, Tim Reiland, Dave
             Prokupek, Christopher Barnes and CGRM Limited
             Partnership I. <F1>

      10.18  SoftNet Systems, Inc. 10% Convertible
             Subordinated Note, dated November 1, 1999, in the original principal amount of $150,000 from SoftNet Systems, Inc. in favor of Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership I. <F1>

      10.19 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 31, 1999 held by Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership
             I. <F1>

      10.20  Note and Warrant Purchase Agreement, dated as of
             October 28, 1994, by and between SoftNet
             Systems, Inc. and D&K Stores, Inc. <F1>

      10.21  SoftNet Systems, Inc. 10% Convertible
             Subordinated Note, dated October 26, 1994, in the original principal amount of $200,000 from SoftNet Systems, Inc. in favor of D&K Stores,
             Inc. <F1>

      10.22  SoftNet Systems, Inc. Common Stock Purchase
             Warrant expiring October 27, 1999 held by D&K
             Stores, Inc. <F1>

      10.23  Note and Warrant Purchase Agreement, dated as of
             October 28, 1994, by and between SoftNet
             Systems, Inc. and Willard Aaron. <F1>

      10.24  SoftNet Systems, Inc. 10% Convertible
             Subordinated Note, dated October 26, 1994, in the original principal amount of $100,000 from SoftNet Systems, Inc. in favor of Willard Aaron.
             <F1>

      10.25  SoftNet Systems, Inc. Common Stock  Purchase
             Warrant expiring October 27, 1999 held by
             Willard Aaron. <F1>

      10.26  Note and Warrant Purchase Agreement, dated as of
             October 28, 1994, by and between SoftNet
             Systems, Inc. and BWJ Partnership. <F1>

      10.27  SoftNet Systems, Inc. 10% Convertible
             Subordinated Note, dated October 26, 1994, in the original principal amount of $100,000 from SoftNet Systems, Inc. in favor of BWJ
             Partnership. <F1>

      10.28  SoftNet Systems, Inc. Common Stock Purchase
             Warrant expiring October 27, 1994 held by BWJ
             Partnership. <F1>

      10.29  Note and Warrant Purchase Agreement, dated as of
             October 28, 1994, by and between SoftNet
             Systems, Inc. and Forsythe/McArthur Associates,
             Inc. <F1>

      10.30  SoftNet Systems, Inc. 10% Convertible
             Subordinated Note, dated October 26, 1994, in the original principal amount of $500,000 from SoftNet Systems, Inc. in favor of Forsythe/McArthur Associates, Inc. <F1>
      10.31 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1999 held by Forsythe/McArthur Associates, Inc. <F1>

      10.32  Note and Warrant Purchase Agreement, dated as of
             November 1, 1994, by and between SoftNet
             Systems, Inc. and Joseph Rich. <F1>

      10.33  SoftNet Systems, Inc. 10% Convertible
             Subordinated Note, dated November 1, 1994, in the original principal amount of $200,000 from SoftNet Systems, Inc. in favor of Joseph Rich.
             <F1>

      10.34  SoftNet Systems, Inc. Common Stock Purchase
             Warrant expiring October 31, 1999 held by Joseph
             Rich. <F1>

      10.35 SoftNet Systems, Inc. Subscription Agreement, dated October 27, 1994, by and between SoftNet
             Systems, Inc. and Compania Di Investimento
             Antillianna. <F1>

      10.36  Common Stock Purchase Warrant expiring
             October 27, 1999 held by Compania Di
             Investimento Antillianna. <F1>

      10.37 Off Shore Securities Subscription Agreement, dated October, 1994, by and between SoftNet Systems, Inc. and Coutts & Co., A.G., acting in its capacity as agent for non-U.S. persons. <F1>

      10.38 Employment Agreement dated September 15, 1995 between Dale H. Sizemore, Jr. and SoftNet
             Systems, Inc.

      10.39  Form of SoftNet Systems, Inc. Common Stock
             Purchase Warrant.

      10.40  Form of SoftNet Systems, Inc. Promissory Note.

      10.41  Form of SoftNet Systems, Inc. Note Extension
             Agreement.

      10.42  Form of SoftNet Systems, Inc. Warrant to
             Purchase Common Stock granted to holders of SoftNet Systems, Inc. Promissory Notes.

      10.43  Form of 9% Convertible Subordinated Note. <F3>

      10.44 Stockholders Agreement dated March 24, 1995 among SoftNet Systems, Inc., A.J.R. Oosthuizen and R.C.W. Mauran. <F3>

      10.45  First Amendment dated September 15, 1995 to
             Stockholders Agreement dated March 24, 1995 among SoftNet Systems, Inc., A.J.R. Oosthuizen and R.C.W. Mauran.

      10.46 Stock Exchange Agreement dated December 17, 1992 between SoftNet Systems, Inc. and Jelken Corp.

      10.47 Option to Purchase Shares of SoftNet Systems, Inc. dated July 4, 1995, expiring July 31, 1977 granting John I. Jellinek the right to acquire 200,000 shares of SoftNet Systems, Inc. common stock.

      10.48 Form of Indenture between SoftNet Systems, Inc. and U.S. Trust Company of California, as Trustee, including Form of Note, relating to the 9% Debentures. Incorporated by reference to
             Exhibit 4.2 to the Company's Registration
             Statement on Form S-4, as amended, Registration
             No. 33-95542.

      21.1   Subsidiaries.

      27.1   Financial Data Schedule

   ___________________________
   [FN]
        <F1>  Incorporated by reference to exhibits of equivalent
   number to the Company's Current Report on Form 8-K dated
   October 31, 1994.

        <F2>  Incorporated by reference to Exhibit 3(b) to the
   Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993.

        <F3>  Incorporated by reference to exhibits of equivalent
   number to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.