Form 10QSB
period 1995-12-31
SOFTNET SYSTEMS INC
filed 1996-02-14
CIK 97196

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                 ______________________________________________


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



 For the quarter ended: December 31, 1995  Commission File No.:  1-5270




                              SOFTNET SYSTEMS, INC.
              (Exact name of registrant as specified in its charter)



           New York                      11-1817252
   (State of incorporation)           (I.R.S. employer
                                    identification no.)


                 717 Forest Avenue, Lake Forest, Illinois  60045
                     (Address of principal executive office)


       Registrant's telephone number, including area code: (847) 266-8150



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No

As of December 31, 1995, 5,547,033 common shares were outstanding.

PART I.  FINANCIAL INFORMATION

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       December 31,         September 30,
                                                                           1995                 1995
                               ASSETS                                   (unaudited)
 Current assets:
      Cash                                                          $         428,193    $          572,758
      Available-for-sale securities                                         2,400,000             2,575,000
      Accounts receivable, net                                              5,999,696             6,128,348
      Inventories                                                           5,438,517             4,785,326
      Prepaid expenses                                                        342,321               270,223
             Total current assets                                          14,608,727            14,331,655
 Property and equipment, net                                                2,671,259             2,619,474
 Available-for-sale securities                                              6,670,540             7,156,638
 Costs in excess of fair value of net assets
   acquired, net                                                           11,430,822             9,910,354
 Other assets                                                               1,418,948             1,378,180
                                                                    $      36,800,296    $       35,396,301

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Accounts payable and accrued expenses                         $       6,549,135    $        7,733,652
      Current portion of long-term debt                                     3,523,360             1,788,012
      Deferred revenue                                                      1,642,957             1,031,672
      Net liabilities of business disposed of in 1996                         100,000               453,746
             Total current liabilities                                     11,815,452            11,007,082

 Long-term debt, net of current portion                                    14,287,924            12,704,117

 Shareholders' equity:
      Preferred stock, $.10 par value, 4 million shares
        authorized, none outstanding                                               -                    -
      Common stock, $.01 par value, 10 million
        shares authorized, 5,547,033 outstanding                               55,470                55,470
      Capital in excess of par value                                       27,579,773            27,583,696
      Accumulated deficit                                                 (24,015,424)          (23,692,263)
      Unrealized appreciation in available-for-sale
        securities                                                          7,077,101             7,738,199
             Total stockholders' equity                                    10,696,920            11,685,102
                                                                    $      36,800,296    $       35,396,301

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              Three Months Ended
                                                                                 December 31,
                                                                           1995               1994
                                                                                 (unaudited)
 Net sales                                                           $      9,872,062   $     4,601,146
 Cost of sales                                                              5,811,169         2,899,756
           Gross profit                                                     4,060,893         1,701,390

 Operating expenses:
   Selling                                                                  1,119,261           436,051
   Engineering                                                                403,771               -
   General and administrative                                               1,966,131           989,507
   Depreciation and amortization                                              511,214           126,995
     Total operating expenses                                               4,000,377         1,552,553

        Income from continuing operations                                      60,516           148,837

 Interest expense                                                            (395,068)         (113,244)
 Other income                                                                  11,391             6,473
        Income (loss) from continuing operations
          before income taxes                                                (323,161)           42,066

 Provision for income taxes                                                       -             113,000
        Net loss from continuing operations                                  (323,161)          (70,934)

 Discontinued operations                                                          -              13,510

        Net loss                                                     $       (323,161)  $       (57,424)
 Earnings per share:
   Continuing operations                                                        (0.06)            (0.02)
   Discontinued operations                                                        -                0.01
           Net loss                                                  $          (0.06)  $         (0.01)

 Weighted average shares outstanding                                        5,547,033         4,042,101

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Three months ended
                                                                                 December 31,
                                                                            1995             1994
                                                                                 (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $     (323,161)   $      (57,424)
  Adjustments to reconcile net loss to net cash used
    in operating activities
        Depreciation and amortization                                        534,406           137,318
        Provision for bad debts                                               13,500            12,000
        Changes in operating assets and liabilities, net
          of effect of purchase transaction-
             Receivables                                                     344,948          (550,724)
             Inventories                                                    (369,894)         (370,096)
             Prepaid expenses                                                 78,831           (97,951)
             Accounts payable and accrued expenses                        (1,419,345)         (885,487)
             Deferred revenue                                                449,721           102,538
                 Net cash used in operating activities                      (690,994)       (1,709,826)

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (180,716)          (82,465)
  Acquisition of business, net of cash acquired                              (98,900)              -
  Settlement of remaining obligations to owners of
    discontinued operations                                                 (116,575)              -
  Payment for acquisition costs                                              (63,944)         (144,271)
  Increase in other assets                                                  (241,704)          (37,408)
                 Cash used in investing activities                          (701,839)         (264,144)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                       -           1,368,000
  Repayment of long-term debt                                                (41,462)         (250,000)
  Borrowings under bank credit facility, net                               1,559,121         1,000,000
  Proceeds from sale of common stock                                             -             726,250
  Payment of put obligation                                                 (200,000)             -
  Repayment of prior revolving credit facility                                   -            (825,000)
  Capitalized lease obligations paid                                         (69,391)          (32,413)
                 Net cash provided by financing activities                 1,248,268         1,986,837

 NET INCREASE (DECREASE) IN CASH                                            (144,565)           12,867
 CASH, beginning of period                                                   572,758           487,597
 CASH, end of period                                                  $      428,193    $      500,464

 CASH PAID DURING THE PERIOD FOR:
  Interest                                                            $      339,915    $       21,390
  Income taxes                                                                   -              97,000

 SUPPLEMENTAL NON-CASH TRANSACTIONS
  Property acquired by capitalized leases                                        -              57,511
  Businesses acquired with issuance of stock and
    notes                                                                  1,760,932         3,584,219
  Change in unrealized appreciation in available-
    for-sale securities                                                      661,098               -

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position, results of operations and cash flows as of, and for the interim periods ended December 31, 1995 and 1994.

     The Company's annual report on form 10-KSB for the fiscal year ended September 30, 1995, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 1995 was derived from the Company's audited Consolidated Financial Statements.

     The results of operations for the three months ended December 31, 1995 are based in part on estimates which may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

     On September 15, 1995, a wholly owned subsidiary of the Company merged with Kansas Communications, Inc. ("KCI"), which was the surviving corporation in the merger, pursuant to an Agreement and Plan of Reorganization dated March 24, 1995, by and between the Company and KCI. The transaction was accounted for as a pooling of interests for financial reporting purposes and, accordingly, the financial statements of the merged companies relating to all periods represented have been restated and are presented on a combined basis.

     During fiscal 1995, the Company adopted a formal plan to dispose of Utilization Management Association, Inc., a medical cost containment business. Accordingly, the results of discontinued operations for the three months ended December 31, 1994, have been reported separately from the continuing operations of the Company.

2.   ACQUISITION

     On December 29, 1995, the Company acquired the Milwaukee operations of Executone Information Systems, Inc., in a business combination accounted for as a purchase. Executone's Milwaukee operations sells and services proprietary voice processing systems. The purchase price of approximately $1.9 Million consisted of $100,000 of cash and a note payable for $1.8 million. The note bears interest at 9.5% per annum and matures on February 29, 1996.

     The costs in excess of fair value of net assets acquired that were incurred in connection with this acquisition are being amortized on a straight line basis over twenty years.

     The following unaudited pro forma summary presents information as if the acquisitions of Micrographics Technology Corporation in September 1995, Communicate Direct, Inc. in November 1994 and Executone's Milwaukee operations in December 1995, which were accounted for as purchases, had occurred at the beginning of each fiscal year. The pro forma information is provided for informational purposes only. It is based upon historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprises:

                                         Three months ended
                                            December 31,
                                           1995        1994
                                             (unaudited)
 Net sales from continuing operations  $10,403,000  $9,740,000
 Income from continuing operations          8,000      532,000
 Net income (loss)                       (376,000)      69,000
 Net income (loss) per share           $     (.07)  $      .02

3.   DISCONTINUED OPERATIONS

     During September 1995, the Company's Board of Directors approved a plan to rescind its November 1993 acquisition of Utilization Management Associates, Inc. ("UMA"). The plan provided for the exchange of the Company's interest in UMA, including related put options, and the cancellation of SoftNet stock options held by the former shareholders of UMA.

     Effective November 20, 1995, the plan was executed such that the Company paid the former shareholders of UMA $200,000 in satisfaction of its common stock put obligation and received in exchange 29,630 shares of SoftNet common stock. In addition, the Company paid approximately $300,000 in cash and notes for the termination of non-compete, employment, and earn-out agreements and an irrevocable and unconditional release of the Company from any outstanding obligations and liabilities to UMA or the shareholders of UMA.

4.   DEBT

     Debt is summarized as follows:

                                  December 31, 1995  September 30, 1995

 Bank debt                          $ 7,463,865         $ 5,936,250
 Convertible subordinated notes       8,095,449           8,095,499
 Seller note                          1,760,932                -
 Capitalized leases & other             491,038             460,380
                                     17,811,284          14,492,129
 Less current portion                 3,523,360           1,788,012
                                    $14,287,924         $12,704,117

5.   POTENTIAL ACQUISITION

     On November 30, 1995, the Company signed a letter of intent to purchase Hyland Software, Inc. The acquisition is contingent on, and the form of consideration and final purchase price will be determined based on, the completion of the Company's due diligence review.




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Results of operations for the three months ended December 31, 1995 compared to the same period in 1994.

     For the three months ended December 31, 1995, net sales increased by $5,271,000 (or 115%) to $9,872,000 in 1995 compared to $4,601,000 for the same period in 1994. The increase in sales was principally a result of the acquisition of Micrographics Technology Corporation ("MTC") in September 1995, and Communicate Direct, Inc. ("CDI") in November 1994, and higher sales volume by the Company's telecommunications and document management divisions. The Company's acquisition of MTC and CDI added approximately $5,071,000 in net sales in the three months ended December 31, 1995.

     For the three months ended December 31, 1995, gross profit increased $2,360,000 (or 139%) to $4,061,000 in 1995 from $1,701,000 for the same period in 1994. For the three months, gross profit as a percentage of sales increased from 37.0% in 1994 to 41.1% in 1995. The percentage increase relates primarily to inclusion of MTC's results for the three months ended December 31, 1995.

     Selling, engineering, general and administrative expenses increased $2,063,000 (or 145%) to $3,489,000 for the three months ended December 31, 1995 from $1,426,000 for the same period in 1994, largely as a result of the inclusion of MTC's results for the quarter ended December 31, 1995 ($1,053,000), the increase in sales and marketing activities in the telecommunications division ($334,000) and the increase of the corporate operations to accommodate the acquisitions of KCI and MTC ($298,000). Depreciation and amortization increased $384,000 from $127,000 for the three months ended December 31, 1994, compared to $511,000 for the three months ended December 31, 1995, primarily as a result of the inclusion of MTC's results for the three months ended December 31, 1995, and CDI's results for the month of October 1995, and the amortization of deferred acquisition costs resulting from the acquisitions of MTC and CDI.

     Interest expense increased $274,000 or 242% to $387,000 for the three months ended December 31, 1995 from $113,000 in the three months ended December 31, 1994. Interest expense increased as a result of increased debt outstanding during the three months ended December 31, 1995.

     The Company's provision for income taxes relates exclusively to the operation of KCI for tax liabilities incurred prior to the merger with the Company. No provision for income taxes was incurred for the three months ended December 31, 1995, as a result of the loss from continuing operations. A provision for income taxes of $113,000 was recorded for the three months ended December 31, 1994.

     For the three months ended December 31, 1995, the net loss from continuing operations increased $252,000 and the loss per share of common stock from continuing operations increased $.04 compared to the same period in 1994.

Liquidity and Capital Resources

     During the three months ended December 31, 1995, the Company restructured $1,330,000 of the revolving credit note into a term note which matured on February 1, 1996. The maturity date of this note has been extended to February 29, 1996. Also, in connection with the acquisition of certain assets of Executone Information Systems, Inc. the Company signed a $1,760,000 note with the seller which is scheduled to mature on February 29, 1996.

     During the three months ended December 31, 1995, the Company agreed to include 100,000 shares of common stock of IMNET Systems, Inc. owned by the Company in an underwritten offering that is scheduled for completion in the second quarter of fiscal 1996. The Company anticipates using the proceeds from the secondary offering to retire certain bank loans and to retire the seller note issued in connection with the Executone acquisition. Accordingly, the Company has classified $2,400,000 as a current asset in the Company's consolidated financial statements.

     At December 31, 1995, the Company's current ratio was 1.24 to 1 with working capital of $2.8 million. This compares with a current ratio of 1.30 to 1 and working capital of $3.3 million at September 30, 1995.

     The Company expects to be able to finance its working capital requirements, including capital expenditures, from its existing line-of-credit facility and through sale of available-for-sale securities.

     For the three months ended December 31, 1995, cash flows used by operating activities were $691,000 compared to $1,710,000 for the three months ended December 31, 1994. The decrease was principally due to higher depreciation and amortization, higher deferred revenue and a decrease in accounts receivable.

PART II.  OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit 27: Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.


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

Dated:  February 14, 1996