Form 10-Q
period 1996-03-31
SOFTNET SYSTEMS INC
filed 1996-05-14
CIK 97196

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:               Commission File No.:  1-5270
 March 31, 1996


                             SOFTNET SYSTEMS, INC.

        (Exact name of small business issuer as specified in its charter)


              New York                            11-1817252

      (State of incorporation)       (I.R.S. Employer Identification No.)


                717 Forest Avenue, Lake Forest, Illinois  60045

                    (Address of principal executive office)


         Issuer's telephone number, including area code: (847) 266-8150


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      as of March 31, 1996, 5,555,033 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes        No   X




PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                               SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                  March 31,               September 30,
                                                                     1996                      1995

                           ASSETS                                (unaudited)
Current assets:
   Cash                                                                $   197,197               $   572,758

  Available-for-sale securities                                                  -                 2,575,000
  Accounts receivable, net                                               8,141,284                 6,128,348
  Inventories                                                            6,819,466                 4,785,326
  Prepaid expenses                                                         364,900                   270,223

               Total current assets                                     15,522,847                14,331,655
 Property and equipment, net                                             2,903,128                 2,619,474
 Available-for-sale securities                                           8,406,603                 7,156,638
 Costs in excess of fair value of net assets acquired, net              11,178,271                 9,910,354
 Other assets                                                            1,687,584                 1,378,180

                                                                       $39,698,433               $35,396,301



                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                              $ 7,247,534               $ 7,733,652
    Current portion of long-term debt                                      476,033                 1,788,012
    Deferred revenue                                                     2,352,658                 1,031,672
    Net liabilities of business disposed of in 1996                              -                   453,746

            Total current liabilities                                   10,076,225                11,007,082


Long-term debt, net of current portion                                  16,306,103                12,704,117


Shareholders' equity:
    Preferred stock, $.10 par value, 4 million shares
          authorized, none outstanding                                           -                         -
    Common stock, $.01 par value, 25 million shares authorized,
         5,555,033 and 5,547,033 outstanding, respectively                  55,550                    55,470
    Capital in excess of par value                                      28,412,279                27,583,696
    Accumulated deficit                                               (22,091,499)              (23,692,263)

    Unrealized appreciation in available-for-sale securities             6,939,775                 7,738,199

            Total shareholders' equity                                  13,316,105                11,685,102

                                                                       $39,698,433               $35,396,301





                                      SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                      Six Months Ended
                                                            March 31,                               March 31,

                                                      1996                  1995                 1996                  1995

                                                           (unaudited)                             (unaudited)
Net sales                                             $ 12,190,060          $ 5,732,803          $ 22,062,122          $ 10,333,950
Cost of sales                                            7,811,278            3,894,094            14,240,839             6,991,509

           Gross profit                                  4,378,782            1,838,709             7,821,283             3,342,441


Operating expenses:
     Selling                                             1,317,818              719,448             2,453,606             1,159,239
     Engineering                                           434,531                    -               838,302                     -
     General and administrative                          1,785,350            1,119,813             3,307,832             1,960,150
     Amortization of goodwill and transaction              370,275              107,594               690,220               182,359
costs
        Total operating expenses                         3,907,974            1,946,855             7,289,960             3,301,748


           Income (loss) from continuing                   470,808            (108,146)               531,323                40,693
operations

Interest expense                                         (434,797)            (154,085)             (829,864)             (267,329)
Gain on sale of available-for-sale securities            1,883,389                    -             1,883,389                     -
Other income (expense)                                       4,525             (29,393)                15,916              (22,920)

           Income (loss) from continuing
              operations before income taxes             1,923,925            (291,624)             1,600,764             (249,556)

Provision for income taxes                                       -               27,809                     -               140,809

           Net income (loss) before                      1,923,925            (319,433)             1,600,764             (390,365)
discontinued operations

Discontinued operations                                          -            (130,836)                     -             (117,326)


          Net income (loss)                           $  1,923,925         $  (450,269)          $  1,600,764         $   (507,691)



Primary earnings per share:

     Continuing operations                            $       0.31         $     (0.08)          $       0.25         $      (0.09)
     Discontinued operations                                     -               (0.03)                     -                (0.03)

                      Net income (loss)               $       0.31         $     (0.11)          $       0.25         $      (0.12)



Fully diluted earnings per share:

     Continuing operations                            $       0.25            $       -          $       0.21            $        -
     Discontinued operations                                     -                    -                     -                     -

                      Net income (loss)               $       0.25            $       -          $       0.21            $        -



Weighted average shares outstanding:
  Primary                                                6,176,563            4,134,919             6,312,780             4,081,880


  Fully diluted                                          7,551,379                    -             7,687,596                     -





                 SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Six  months ended
                                                       March 31,

                                                 1996                1995

                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $ 1,600,764        $  (507,691)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities
    Gain on sale of available for sale
      securities			  					(1,883,389)                   -
    Depreciation and amortization                 1,101,881             394,418
    Provision for bad debts                          37,000              25,000
    Changes in operating assets and liabilities,
     net of effect of purchase transaction -

             Accounts receivable                (1,820,138)         (1,168,701)
             Inventories                        (1,750,844)           (559,083)
             Prepaid expenses                        69,461             173,214
             Accounts payable and accrued
               expenses	   						  (792,515)           (721,161)
             Deferred revenue                     1,320,986              15,158

                Net cash used in operating
                 activities					    (2,116,794)         (2,348,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment              (579,543)           (245,211)
  Acquisition of business, net of cash
   acquired							            (1,859,832)           (139,980)
  Proceeds from sale of available-for-sale
   securities								      2,410,000                   -
  Payment for acquisition costs                   (143,530)                   -
  Settlement of remaining obligations to
   owners of discontinued operations		      (116,575)                   -
  Increase in other assets                        (573,542)           (267,778)

                Net cash used in investing
                  activities					  (863,022)           (652,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                -           2,423,000
  Repayment of long-term debt                      (83,592)           (700,000)
  Borrowings under bank credit facility, net      2,181,424           1,500,000
  Proceeds from sale of common stock                      -             726,250
  Proceeds from exercise of warrants                 14,000                   -

  Payment of put obligation                       (200,000)                   -
  Proceeds from settlement of related party
   receivable		   							    818,686                   -
  Repayment of prior revolving credit
   facility								                  -           (825,000)
  Capitalized lease obligations paid              (126,263)            (85,393)

                Net cash provided by
                 financing activities 		      2,604,255           3,038,857

NET INCREASE (DECREASE) IN CASH                   (375,561)              37,042
CASH, beginning of period                           572,758             487,597

CASH, end of period                             $   197,197         $   524,639



CASH PAID DURING THE PERIOD FOR:
    Interest                                    $   796,605         $   137,132
    Income taxes                                          -              97,000

SUPPLEMENTAL NON-CASH TRANSACTIONS
    Property acquired by capitalized leases         108,113             154,221
    Businesses acquired with issuance of
     stock and notes	 					              -           1,844,141
    Change in unrealized appreciation in
      available-for-sale securities		           (798,424)                   -
    Exercise of cashless common stock
      options			   				                  -              19,107
    Change in valuation of senior note
      discount	   							              -              51,875






                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION
     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements of financial position, results of operations and cash flows as of, and for the interim period ended, March 31, 1996 and 1995.

     The Company's annual report on form 10-KSB for the fiscal year ended September 30, 1995, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 1995 was derived from the Company's audited Consolidated Financial Statements.

     The results of operation for the six months ended March 31, 1996 are based in part on estimates which may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

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

     During fiscal 1995, the Company adopted a formal plan to dispose of Utilization Management Associates, Inc. ("UMA"), a medical cost containment business. Accordingly, the results of discontinued operations for the three months ended December 31, 1994, have been reported separately from the continuing operations of the Company.

2.  ACQUISITION
     On December 29, 1995, the Company acquired the Milwaukee operations of Executone Information Systems, Inc., in a business combination accounted for as a purchase. Executone's Milwaukee operations sell and service proprietary voice processing systems. The purchase price of approximately $1.9 million consisted of $100,000 of cash and a note payable for $1.8 million. The note was paid in February, 1996. The operations of Executone's Milwaukee office have been included in the results of the Company since December 29, 1995.


     As a result of the acquisition , the Company recorded costs in excess of fair value of net assets acquired of $1,754,567, being amortized on a straight line basis over twenty years.

     The following unaudited pro forma summary presents information as if the acquisitions of Micrographic Technology Corporation ("MTC") in September 1995, Communicate Direct, Inc. ("CDI") in November 1994 and Executone's Milwaukee operations in December 1995, which were accounted for as purchases, had occurred at the beginning of each fiscal year. The pro forma information is provided for informational purposes only. It is based upon historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprises:



                                                   Six months ended March 1,
                                                 1996                    1995
                                                          unaudited
  Net sales from continuing operations    $      22,59,000        $      1,787,000
  Income (loss) from continuing operations       1,505,000                (438,000)
  Net income (loss)                              1,505,000                (555,000)
  Net income (loss) per share             $           0.24        $          (0.10)




3.   DISCONTINUED OPERATIONS
     During September 1995, the Company's Board of Directors approved the rescission of the November 1993 acquisition of UMA.

     Effective November 20, 1995, the Company paid the former shareholders of UMA $200,000 in satisfaction of their common stock put rights and received in exchange 29,630 shares of SoftNet common stock. In addition, the Company paid approximately $300,000 in cash and notes for the termination of non-compete, employment, and earn-out agreements and the release of the Company from any outstanding obligations and liabilities to UMA or the shareholders of UMA.


4.   DEBT


     Debt is summarized as follows:
                                                    March 31,           Setember 30,
                                                      1996                 1995
         Bank debt                                 $   8,044,409        $    5,936,250
         Covertibles subordnated notes                 8,095,499             8,095,499
         Capitalized leases & other                      642,228               460,380
                                                      16,782,136            14,492,129
         Less current portion                           (476,033)           (1,788,012)

                                                   $  16,306,103       $    12,704,117





5. STOCK OPTIONS AND WARRANTS

     Outstanding options and warrants to purchase shares of common stock at March 31, 1996 were as follows:


  Outstanding at beginning of year                                   1,594,650

  Granted (prices ranging from $8.50 to $12.75)                        424,615

  Exercised or cancelled (prices ranging from $1.75 to
       $12.75)                                                       (204,991)

  Outstanding at March 3, 1996                                       1,814,274





     In February, 1996 the Company repriced 274,615 Employee Stock Options by reducing the exercise price from $12.75 to $8.25 (the market price on the date the option were approved). On the same date, 150,000 additional employee stock options originally granted at $6.50 were priced at $8.25 at the request of the optionee when approval of these options occurred.

6. RECLASSIFICATIONS

     During the six months ended March 31, 1996, in order to conform with industry practices, the Company classified certain expenses as costs of goods sold which under prior presentations would have been classified as general and administrative expenses. Consistent with this presentation, the Company has reclassified certain general and administrative expenses as cost of goods sold for the six months ended March 31, 1995.


7. SALE OF SECURITIES

     IMNET Systems, Inc.

               During the six months ended March 31, 1996, the Company sold 100,000 shares of Common Stock of IMNET Systems, Inc. for net proceeds of $2.4 million. Accordingly, the Company recorded a gain on the sale of the securities of $1.8 million.


     Artra Group, Inc.

               During the six months ended March 31, 1996, the Company sold all of its holdings in Artra Group, Inc. for net proceeds of $819,000, which was recorded as a capital contribution.






ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



RESULTS OF OPERATIONS


Results of operation for the six months ended March 31, 1996 compared to the same period in 1995.

     For the six months ended March 31, 1996 net sales increased by $11,728,000 (or 113%) to $22,062,000 compared to $10,334,000 for the same period in 1995.
The increase in sales was principally a result of the acquisition of MTC in September 1995, and higher sales of the Company's telecommunications and document management divisions. The Company's acquisition of MTC added approximately $8,849,000 in net sales in the six months ended March 31, 1996.

     For the six months ended March 31, 1996, gross profit increased $4,479,000 (or 134%) to $7,821,000 from $3,342,000 for the same period in 1995. For the six months, gross profit as a percentage of sales increased from 32.3% in 1995 to 35.5% in 1996. The percentage increase relates primarily to inclusion of MTC's results for the six months ended March 31, 1996 and the increased profitability for sales in the document management division. During the six months ended March 31, 1996, in order to conform with industry practices, the

Company classified certain expenses as costs of goods sold which under prior presentations would have been classified as general and administrative expenses. Consistent with this presentation, the Company has reclassified certain general and administrative expenses as cost of goods sold for the six months ended March 31, 1995.

     Selling, engineering, general and administrative expenses increased $3,480,000 (or 112%) to $6,600,000 for the six months ended March 31, 1996 from $3,119,000 for the same period in 1995, largely as a result of the inclusion of MTC's results for the period ended March 31, 1996 ($2,344,000), the increase in sales and marketing activities in the Telecommunications division ($534,000) and the increase administrative expenses associated with expanded operation ($602,000). Amortization of goodwill and transaction costs increased $508,000 to $690,000 for the six months ended March 31, 1996, compared to $182,000 for the six months ended March 31, 1995, primarily as a result of the acquisition of MTC in September 1995, and the amortization of deferred acquisition costs resulting from the acquisitions of MTC and CDI.

     Interest expense increased $563,000 (or 210%) to $830,000 for the six months ended March 31, 1996 from $267,000 in the six months ended March 31, 1995. Interest expense increased as a result of increased debt outstanding during the six months ended March 31, 1996, compared to the same period in 1995. The increase in outstanding indebtedness was principally a result of acquisition debt and borrowings to fund working capital.

     During the six months ended March 31, 1996 the Company realized a gain of $1,883,000 from the sale of a portion of its investment in Imnet Systems, Inc.

     The Company's provision for income taxes relates exclusively to the operation of KCI, for tax liabilities incurred prior to the merger with the Company. No provision for income taxes was incurred for the six months ended March 31, 1996, as a result of the utilization of net operating loss carryforwards. A provision for income taxes of $141,000 was recorded for the six months ended March 31, 1995.

     For the six months ended March 31, 1996, net income from continuing operations increased $1,991,000 to $1,601,000 and income per share of common stock from continuing operations increased $.34 to $.25, compared to the same period in 1995.


Liquidity and Capital Resources

DEBT RESTRUCTURING

     During the six months ended March 31, 1996, the Company restructured its credit facility increasing the total availability under the facility to $9.5 million from $6.5 million. The credit facility matures on April 1, 1997. Funds available under the facility are subject to adjustment on a monthly basis based upon available assets (as defined). During the same period, indebtedness under the credit facility increased from $5,936,000 to $8,044,000.

SALE OF SECURITIES

     IMNET System, Inc.

          During the six months ended March 31, 1996, the Company sold 100,000 shares of Common Stock of Imnet Systems, Inc. for net proceeds of $2.4 million. Accordingly, the Company recorded a gain on the sales of the securities of $1.8 million.


     Artra Group, Inc.

          During the six months ended March 31, 1996, the Company sold all of its holdings in Artra Group, Inc. for net proceeds of $819,000, which was recorded as a capital contribution.

OTHER

     At March 31, 1996, the Company's current ratio was 1.55 to 1 with a working capital of $5.4 million. This compares with a current ratio of 1.30 to 1 and working capital of $3.3 million at September 30, 1995.

     The Company expects to be able to finance its working capital requirements, including capital expenditures, from its existing line-of-credit facility and through sale of available-for-sale securities. However, the Company's available-for-sale securities are subject to a lock-up agreement until July 18, 1996.

     For the six months ended March 31, 1996, cash flows used by operating activities were $2,172,000 compared to $2,349,000 for the six months ended March 31, 1995. The decrease was principally due to higher depreciation and amortization and a decrease in accounts receivable.


PART II.  OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of Shareholders of the Company held on February 28, 1996, the following items, along with the number of votes cast for, against and abstentions were approved:

                                             SHARES FOR        SHARES AGAINST       ABSTENTIONS
     Approval of the Amendment to
     the Certificate of Incorporation
     of the Company to increase the
     authorized shares from 10 million
     to 25 million                           4,697,667                128,990        10,712

     Approval of the     Company's 1995
      Long Term Incentive Plan               4,229,455                 40,140        12,762

     Approval of the Company's Stock
     Option Plan for employees of
     Micrographic Technology
     Corporation                             3,972,312                 54,469       255,576

     Approval of the 150,000 share stock
     option granted to John J. McDonough     2,948,993                920,123       413,241

     Approval of the 25,000 share stock
     option grant to Martin A. Koehler       3,950,286                 68,759       263,312




     The following directors were reelected:
                              VOTES FOR    VOTES WITHHELD


       John J. McDonough           4,236,539        97,240
       John I. Jellinek            4,236,539        97,240
       Ian B. Aaron                3,536,505       797,328
       James A. Gordon             4,235,393        98,440
       John G. Hamm                7,566,355     1,299,269
       Philip Kenny                4,236,539        97,240
       A.J.R. Oostuizen            4,212,719       121,114
       Ronald I. Simon             4,211,519       122,314
       C. William Vatz             4,235,393         8,440

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.


           Exhibit 27:  Financial Data Schedule

     (b)  Reports on Form 8-K


       No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.


                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SoftNet Systems, Inc.



                                   John I. Jellinek
                                     President and
                                       Chief Executive Officer






                                    Martin A. Koehler
                                    Vice President - Finance and
                                       Chief Financial Officer


Dated:  May 15, 1996