Form 10-Q
period 1996-06-30
SOFTNET SYSTEMS INC
filed 1996-08-14
CIK 97196

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                 ______________________________________________

                                  FORM 10-QSB

                  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


      For the quarterly period ended:  June         Commission File No.:  1-5270
                     30, 1996


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

      as of June 30, 1996, 6,537,565 shares of common stock were outstanding.

     Transitional Small Business Disclosure Format (check one):

                                 Yes _____  No _X___
PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                                         June 30,        September 30,
                                                                           1996               1995
                              ASSETS                                         (unaudited)

Current assets:
   Cash                                                                     $ 1,337,014      $   572,758
  Available-for-sale securities                                               8,471,985        2,575,000
  Accounts receivable, net                                                    7,634,524        6,128,348
  Inventories                                                                 6,596,994        4,785,326
  Prepaid expenses                                                              253,766          270,223
               Total current assets                                          24,294,283       14,331,655
 Property and equipment, net                                                  3,188,705        2,619,474
 Available-for-sale securities                                                    4,060        7,156,638
 Costs in excess of fair value of net assets acquired, net                    8,236,170        9,910,354
 Other assets                                                                 3,561,182        1,378,180
                                                                            $39,284,400      $35,396,301

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                   $ 8,408,748      $ 7,733,652
    Current portion of long-term debt                                         3,448,430        1,788,012
    Deferred revenue                                                          2,041,522        1,031,672
    Net liabilities of business disposed of in 1996                                   -          453,746
            Total current liabilities                                        13,898,700       11,007,082

Long-term debt, net of current portion                                       14,222,730       12,704,117
Shareholders' equity:
    Preferred stock, $.10 par value, 4 million shares
          authorized, none outstanding                                                -                -
    Common stock, $.01 par value, 25 million shares authorized,
         6,537,565 and 5,547,033 outstanding, respectively                       65,376           55,470
    Capital in excess of par value                                           33,512,452       27,583,696
    Accumulated deficit                                                    (29,424,075)     (23,692,263)
    Unrealized appreciation in available-for-sale securities                  7,009,217        7,738,199
            Total shareholders' equity                                       11,162,970       11,685,102
                                                                            $39,284,400      $35,396,301


                            SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     Three Months Ended June  Nine Months Ended June 30,
                                                               30,

                                                         1996           1995            1996            1995
                                                           (unaudited)               (unaudited)
Net sales                                               $ 9,806,289    $ 4,805,279     $31,868,411     $15,139,229
Cost of sales                                             6,364,354      3,532,463      20,605,193      10,523,972
           Gross profit                                   3,441,935      1,272,816      11,263,218       4,615,257

Operating expenses:
     Selling                                              1,346,180        560,107       3,799,786       1,719,346
     Engineering                                            469,674              -       1,307,976               -
     General and administrative                           2,025,365      1,269,365       5,333,197       3,229,515
     Cost associated with change in product and           1,301,946              -       1,301,946               -
other
     Amortization of goodwill and transaction costs         240,243        110,187         930,463         292,546
        Total operating expenses                          5,383,408      1,939,659      12,673,368       5,241,407

           Loss from continuing operations              (1,941,473)      (666,843)     (1,410,150)       (626,150)

Interest expense                                          (419,624)      (163,591)     (1,249,488)       (430,920)
Gain on sale of available-for-sale securities                     -              -       1,883,389               -
Loss on sale of business                                (4,960,828)              -     (4,960,828)               -
Other income (expense)                                     (10,651)          1,200           5,265        (21,720)
           Loss from continuing
              operations before income taxes            (7,332,576)      (829,234)     (5,731,812)     (1,078,790)

Provision for income taxes                                        -         55,000               -         195,809
           Net loss before discontinued operations      (7,332,576)      (884,234)     (5,731,812)     (1,274,599)

Discontinued operations                                           -      (129,755)               -       (247,081)

          Net loss                                     $(7,332,576)   $(1,013,989)    $(5,731,812)    $(1,521,680)

Earnings per share:
     Continuing operations                             $     (1.29)   $     (0.20)    $     (1.03)    $     (0.30)
     Discontinued operations                                      -         (0.03)               -          (0.06)
                      Net loss                         $     (1.29)   $     (0.23)    $     (1.03)    $     (0.36)

Weighted average shares outstanding                       5,702,350      4,400,970       5,575,936       4,204,212


                                SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 Nine months ended June 30,
                                                                                       1996             1995
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                            $(5,731,812)    $(1,521,680)
  Adjustments to reconcile net loss to net cash used in
        operating activities
    Gain on sale of available for sale securities                                      (1,883,389)               -
    Loss from sale of business                                                           4,960,828               -
    Depreciation and amortization                                                        1,477,606         516,361
    Debt discount and deferred financing amortization                                       78,556          87,004
    Provision for bad debts                                                                 69,578          36,422
    Changes in operating assets and liabilities, net of effect of purchase transaction -
             Accounts receivable                                                       (2,062,786)     (1,087,089)
             Inventories                                                               (2,368,749)     (1,118,561)
             Prepaid expenses                                                              182,775         141,223
             Accounts payable and accrued expenses                                         175,587       (724,370)
             Deferred revenue                                                            1,009,850         313,300
                Net cash used in operating activities                                  (4,091,956)     (3,357,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                     (913,791)       (836,334)
  Acquisition of business, net of cash acquired                                        (2,006,984)       (167,271)
  Proceeds from sale of available-for-sale securities                                    2,410,000               -
  Payment for acquisition costs                                                           (83,169)               -
  Settlement of remaining obligations to owners of discontinued operations               (116,575)               -
  Increase in other assets                                                             (1,893,809)       (309,738)
                Net cash used in investing activities                                  (2,604,328)     (1,313,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                               2,909,627       3,450,467
  Repayment of long-term debt                                                            (143,050)       (700,000)
  Borrowings under bank credit facility, net                                             4,245,113       2,193,341
  Proceeds from sale of common stock                                                             -         720,341
  Proceeds from exercise of warrants                                                        17,500         166,172
  Payment of put obligation                                                              (200,000)               -
  Proceeds from settlement of related party receivable                                     818,586               -
  Repayment of prior revolving credit facility                                                   -       (825,000)
  Capitalized lease obligations paid                                                     (187,236)       (140,322)
                Net cash provided by financing activities                                7,460,540       4,864,999

NET INCREASE IN CASH                                                                       764,256         194,266
CASH, beginning of period                                                                  572,758         487,597
CASH, end of period                                                                    $ 1,337,014     $   681,863

CASH PAID DURING THE PERIOD FOR:
    Interest                                                                           $ 1,125,229     $   254,868
    Income taxes                                                                                 -           1,562

SUPPLEMENTAL NON-CASH TRANSACTIONS
    Property acquired by capitalized leases                                                160,851         212,863
    Businesses acquired with issuance of stock and notes                                 1,022,000       1,810,401
    Conversion of senior notes to convertible notes                                              -         309,499
    Change in unrealized appreciation in available-for-sale securities                   (728,981)               -
    Conversion of debt for common stock                                                  4,084,499               -
    Exercise of cashless common stock options                                                    -          19,107
    Change in valuation of senior note discount                                                  -          51,875

                       SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996 AND 1995
                                     (UNAUDITED)

     1.  BASIS OF PRESENTATION
          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended June 30, 1996 and 1995.

          The Company's annual report on form 10-KSB for the fiscal year ended September 30, 1995, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 1995 was derived from the Company's audited Consolidated Financial Statements.

     The results of operation for the nine months ended June 30, 1996 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

          On September 15, 1995, a wholly owned subsidiary of the Company merged with Kansas Communications, Inc. ("KCI"), with the subsidiary surviving the merger, pursuant to an Agreement and Plan of Reorganization dated March 24, 1995 by and between the Company and KCI. The transaction was accounted for as a pooling of interests for financial reporting purposes and, accordingly, the financial statements of the merged companies relating to all periods represented have been restated and are presented on a combined basis.

          During fiscal year 1995, the Company adopted a formal plan to dispose of Utilization Management Associates, Inc. ("UMA"), a medical cost containment business. Accordingly, the results of discontinued operations for the three-month and nine-month periods ended June 30, 1995 have been reported separately from the continuing operations of the Company.

     2.  ACQUISITION

     MILWAUKEE OPERATION OF EXECUTONE MANAGEMENT SYSTEMS, INC.

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

          As a result of the acquisition, the Company recorded costs in excess of fair value of net assets acquired of $1.8 million, an amount which is being amortized on a straight-line basis over twenty years.

     MEDIACITY WORLD, INC.

          On June 21, 1996, the Company acquired MediaCity World, Inc., in a business combination accounted for as a purchase. MediaCity World, Inc. is an Internet Service Provider with operations in the San Francisco Bay Area, Reno, NV, Boston, MA, and Munich, Germany. The purchase price consisted of 200,000 shares of the Company's common stock valued at $5.11 per share. The operations of MediaCity World, Inc. have been included in the results of the Company since June 21, 1996.

     As a result of the acquisition of MediaCity World, Inc., the Company recorded costs in excess of fair value of net assets acquired of $1.2 million, being amortized on a straight line basis over three years.

     The following unaudited pro forma summary presents information as if the acquisitions of Micrographic Technology Corporation ("MTC") in September, 1995, Communicate Direct, Inc. ("CDI") in November 1994, Executone's Milwaukee operations in December, 1995 and MediaCity World, Inc. in June, 1996, which were accounted for as purchases, had occurred at the beginning of each fiscal year. The pro forma information is provided for informational purposes only. It is based upon historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations for the combined enterprises:

                                                        Nine Months Ended June 30,

                                                         1996                          1995
                                                               (unaudited)

Net sales from continuing operations                        $32,399,000                $30,268,000

Income (loss) from continuing                               (1,468,000)                    626,000
operations

Net loss                                                    (5,828,000)                (1,109,000)

     3.   DISCONTINUED OPERATIONS
          During September 1995, the Company's Board of Directors approved the rescission of the November 1993 acquisition of UMA.

          Effective November 20, 1995, the Company paid the former shareholders of UMA $200,000 in satisfaction of their common stock put rights and received in exchange 29,630 shares of SoftNet common stock. In addition, the Company paid approximately $300,000 in cash and notes for the termination of the non-compete, employment and earn-out agreements, and the release of the Company from any outstanding obligations and liabilities to UMA or the shareholders of UMA.

     4.   RELATED PARTY

     In June, 1996, the Company signed an agreement with IMNET Systems, Inc. that granted the Company exclusive worldwide manufacturing rights, new non-exclusive, non-healthcare distribution rights for the MegaSAR Microfilm Jukebox and its associated technology and amended its previous distribution agreement. The Company has recorded a note payable to IMNET for $2.9 million, with interest payable monthly at the prime rate, for prepaid license fees, the manufacturing rights, and certain other payable items. The note matures in June, 1997 and, accordingly, has been classified as a current liability on the accompanying condensed consolidated balance sheet.

     5.   DEBT
          Debt is summarized as follows:

                                                 June 30,            September 30,
                                                   1996                   1995
                                                (unaudited)

     Bank debt                                     $10,094,943            $ 5,936,250
     Convertible subordinated notes                  4,011,000              8,095,499
     Related party                                   2,977,627                      -
     Capitalized leases & other                        587,590                460,380
                                                    17,671,160             14,492,129
     Less current portion                          (3,448,430)            (1,788,012)

                                                   $14,222,730            $12,704,117

          In June, 1996, the Company converted $4.1 million of 6%, 9%, and 10% convertible subordinated notes into 780,532 shares of the Company's common stock.

     Subsequent to June 30, 1996, the Company signed a loan agreement with its bank for a $500,000 note, which matures on August 31, 1996.









     6.   STOCK OPTIONS AND WARRANTS

          Outstanding options and warrants to purchase shares of common stock at June 30, 1996 were as follows:


          Outstanding at beginning of year                                        1,594,650

          Granted (prices ranging from $8.125 to $12.75)                            574,000

          Exercised or canceled (prices ranging from $1.75 to
           $12.75)                                                                (212,689)

          Outstanding at June 30, 1996                                            1,955,961

     In February, 1996 the Company repriced 292,706 Employee Stock Options by reducing the exercise price from $12.75 to $8.25 (the market price on the date the plan under which the option were granted was approved). On the same date, 150,000 additional employee stock options originally granted at $6.50 were priced at $8.25 at the request of the optionee when approval of the plan occurred.

     7.   RECLASSIFICATIONS

     During the nine months ended June 30, 1996, in order to conform with industry practices, the Company classified certain expenses as costs of goods sold, which under prior presentations would have been classified as general and administrative expenses. Consistent with this presentation, the Company has reclassified certain general and administrative expenses as cost of goods sold for the nine months ended June 30, 1995.

     8.   SALE OF SECURITIES

     IMNET SYSTEMS, INC.

     During the nine months ended June 30, 1996, the Company sold 100,000 shares of Common Stock of IMNET Systems, Inc. for net proceeds of $2.4 million. Accordingly, the Company recorded a gain on the sale of the securities of $1.8 million.

          ARTRA GROUP, INC.

     During the nine months ended June 30, 1996, the Company sold all of its holdings in Artra Group, Inc. for net proceeds of $819,000, which was recorded as a capital contribution.

     9.   SALE OF BUSINESS

     On June 15, 1996, the Company sold its non-application oriented interconnect business located in the Chicago, IL metropolitan area for a $600,000 note receivable. The Company incurred a one-time charge of $4.9 million as a loss on the sale of this business. In connection with the sale, the Company agreed to lend the buyer up to $1 million to fund operating losses, as defined, for the first twelve months of operations. After the first twelve months, any amount still outstanding from the buyer shall be forgiven. As of June 30, 1996, the Company has not made any loans pursuant to this agreement.



     10.

     In June, 1996, the Company signed an agreement to distribute Lucent Technologies, Inc. products in the Chicago, IL metropolitan area. In connection with this distribution agreement and the repositioning of its Chicago operations, the Company incurred one-time charges of $1.3 million for the write-down of inventory, severance, warranty reserves and other.

     ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

     GENERAL

          The Company entered took a number of strategic steps in the third quarter that had a significant impact on the results for the quarter.

          In June, 1996, the Company signed an agreement with Inacom Corporation and Lucent Technologies, Inc. to become the only distributor of Lucent Technology's Definity Private Branch Exchange products in the Chicago, IL metropolitan area other than Inacom and Lucent. In connection with the change in product line, the Company repositioned its Chicago operations to focus on higher-end, technology driven companies and sold its Chicago area non-application oriented interconnect business.

     The immediate impact of these changes was a $6.3 million one-time charge against third quarter earnings for the write-off of goodwill, deferred acquisition costs associated with the purchase of Communicate Direct, Inc. in October, 1994, severance payments, inventory write-downs, warranty reserve and other. As a result of these write-offs, future amortization expense for goodwill and deferred acquisition costs will be reduced by $535,000 annually on a pretax basis.

     The Company expects to focus on building and increasing its customer base in each of its markets, but in particular, to develop a customer profile that more closely aligned with the Company's overall product strategy. This effort, as well as the introduction of the new product, some of which the Company will develop internally, will require substantial investment in new sales personnel and retraining of current technical personnel, which the Company believes will have an adverse effect on short-term operating results.

     In June, 1996, the Company acquired the exclusive worldwide manufacturing rights to IMNET Systems, Inc.' s MegaSAR Microfilm Jukebox and its associated technology, and amended its previous distribution agreement. In addition to becoming the exclusive manufacturer of the MegaSAR for IMNET, the Company will further integrate the device into its current product offering. The Company issued a note payable of $2.9 million for prepaid license fees, the manufacturing rights, and certain other payables.

     In June, 1996, the Company acquired MediaCity World, Inc. in a business combination accounted for as a purchase. MediaCity World, Inc. is an Internet Service Provider with operations in the San Francisco Bay Area, CA., Reno, NV., Boston, MA., and Munich, Germany. The purchase price consisted of 200,000 shares of the Company's common stock valued at $5.11 per share. The Company recorded costs in excess of fair value of net assets acquired of $1.2 million, which will be amortized on a straight line basis over three years. The Company plans to focus in the near term on building and increasing its subscriber base, which will require it to increase significantly its expenses for marketing, network infrastructure and point of presence locations, and may adversely impact short-term operating results.




     RESULTS OF OPERATIONS

     Results of operation for the nine months ended June 30, 1996 compared to the same period in 1995.

     For the nine months ended June 30, 1996 net sales increased by $16.8 million (or 111 %) to $31.9 million compared to $15.1 million for the same period in 1995. The increase in sales was principally a result of the acquisitions of MTC in September, 1995 and the Milwaukee, WI operation of Executone Management Systems, Inc. in December, 1995. The Company's acquisition of MTC and the Milwaukee operation of Executone added approximately $14.9 million in net sales in the nine months ended June 30, 1996.
     For the nine months ended June 30, 1996, gross profit increased $6.7 million (or 146%) to $11.3 million from $4.6 million for the same period in 1995. For the nine months, gross profit as a percentage of sales increased from 30.49% in 1995 to 35.34% in 1996. The percentage increase relates primarily to inclusion of MTC's results for the nine months ended June 30, 1996 and the increased profitability for sales in the document management division. During the nine months ended June 30, 1996, in order to conform with industry practices, the Company classified certain expenses as costs of goods sold which under prior presentations would have been classified as general and administrative expenses. Consistent with this presentation, the Company has reclassified certain general and administrative expenses as cost of goods sold for the nine months ended June 30, 1995.

          Selling, engineering, general and administrative expenses increased $5.5 million (or 112%) to $10.4 million for the nine months ended June 30, 1996 from $4.9 million for the same period in 1995, largely as a result of the inclusion of MTC's results for the period ended June 30, 1996 ($3.6 million), the increase in sales and marketing activities in the Telecommunications division ($871,000) and the increase administrative expenses associated with expanded operation ($125,000). Amortization of goodwill and transaction costs increased $638,000 to $930,000 for the nine months ended June 30, 1996, compared to $292,000 for the nine months ended June 30, 1995, primarily as a result of the acquisition of MTC in September 1995, and the amortization of deferred acquisition costs resulting from the acquisitions of MTC and CDI.

          Interest expense increased $819,000 (or 190%) to $1.2 million for the nine months ended June 30, 1996 from $431,000 in the nine months ended June 30, 1995. Interest expense increased as a result of increased debt outstanding during the nine months ended June 30, 1996, compared to the same period in 1995. The increase in outstanding indebtedness was principally a result of acquisition debt and borrowings to fund working capital

          During the nine months ended June 30, 1996 the Company realized a gain of $1.9 million from the sale of a portion of its investment in IMNET Systems, Inc.

          The Company's provision for income taxes relates exclusively to the operation of KCI, for tax liabilities incurred prior to the merger with the Company. No provision for income taxes was made for the nine months ended June 30, 1996, as a result of net operating losses. A provision for income taxes of $196,000 was recorded for the nine months ended June 30 , 1995.

          For the nine months ended June 30, 1996, net loss before discontinued operations increased $4.2 million to $5.7 million and loss per share of common stock before discontinued operations increased $.67 to $1.03, compared to the same period in 1995.








     Liquidity and Capital Resources

     DEBT RESTRUCTURING

          During the nine months ended June 30, 1996, the Company restructured its credit facility increasing the total availability under the facility to $9.5 million from $6.5 million. The credit facility matures on July 1, 1997. During the same period, indebtedness under the credit facility increased from $5.3 million to $9.4 million. In addition, the Company signed a loan agreement with its bank for a $500,000 note payable in July, 1996 due August 31, 1996. Funds available under the facility are subject to adjustment on a monthly basis based upon available assets (as defined).

     During the quarter ending June 30, 1996, the Company converted $4.1 million of convertible subordinated notes into 780,532 shares of its common stock. As a result of this conversion, the Company expects an annual interest expense savings of approximately $346,000.

          The Company expects to be able to finance its working capital requirements, including capital expenditures, from its existing cash balance, credit facility and through sale of available-for-sale securities.

     SALE OF SECURITIES

     IMNET SYSTEM, INC.

     During the nine months ended June 30, 1996, the Company sold 100,000 shares of Common Stock of IMNET Systems, Inc. for net proceeds of $2.4 million. Accordingly, the Company recorded a gain on the sales of the securities of $1.8 million.

     ARTRA GROUP, INC.

     During the nine months ended June 30, 1996, the Company sold all of its holdings in Artra Group, Inc. for net proceeds of $819,000, which was recorded as a capital contribution.

     OTHER

     At June 30, 1996, the Company's current ratio was 1.75 to 1 with a working capital of $10.4 million. This compares with a current ratio of 1.30 to 1 and working capital of $3.3 million at September 30, 1995.

          For the nine months ended June 30, 1996, cash flows used by operating activities were $4.1 million compared to $3.4 million for the nine months ended June 30, 1995. The increase was principally due to higher losses from operations and increases in accounts receivable and inventory












     PART II.  OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

                Exhibit 27:  Financial Data Schedule

          (b)  Reports on Form 8-K
     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SoftNet Systems, Inc.

                                        _______________________
                                        John I. Jellinek
                                          President and
                                            Chief Executive Officer

                                        _______________________
                                        Martin A. Koehler
                                         Vice President - Finance and
                                            Chief Financial Officer

     Dated:  August 14, 1996