Form 10-K
period 1996-09-30
SOFTNET SYSTEMS INC
filed 1997-01-14
CIK 97196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996.

                                      OR

[   ]     Transition  Report  under  Section  13 or 15(d)  of the  Securities
          Exchange Act of 1934.
                           Commission File No.: 1-5270

                              SOFTNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              New York                                 11-1817252
   --------------------------------        ---------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    717 Forest Avenue, Lake Forest, Illinois               60045
   ------------------------------------------          --------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (847) 266-8150

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
   Title of each class                              on which registered
  ---------------------                         ---------------------------
    Common Stock, par                             American Stock Exchange
  value $.01 per share

Securities registered pursuant to Section 12(g) of the  Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  registrant's   knowledge,  in  the  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 30, 1996 was approximately $26.2 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at December 30, 1996
--------------------------------------      -----------------------------------
Common stock, $.01 per share par value                     6,564,455


Documents Incorporated by Reference:

          Proxy Statement for Annual Meeting of Shareholders to be held on March 4, 1997 (Part III)

                                     PART I


Item 1.  Business


Overview

SoftNet Systems, Inc. (the "Company") is engaged in the business of developing, marketing, installing and servicing electronic information and document management systems that allow customers to electronically request and electronically receive information. The Company operates through three segments: document management, telecommunications and Internet services.

The document management segment designs, develops, manufactures and integrates comprehensive, non-paper based systems and components that enable the Company to deliver to its customers cost-effective solutions for storage, indexing and/or distribution of high-volume computer generated or entered information. These systems, which include both hardware and software products, are based on industry standard client-server architecture providing flexibility to connect to a wide variety of information systems. The hardware manufactured by the Company includes a family of computer output microfilm ("COM") printers. The Company's software principally captures data and information from a variety of sources, intelligently indexes the data and outputs the information to a variety of storage media including optical disk, magnetic disk and tape, CD-ROM, microfilm and microfiche. The image source and storage media are transparent to the system user.

The telecommunications segment provides communication solutions through the design, implementation, maintenance and integration of voice, data and video communication equipment and service. The telecommunications segment operates throughout the Midwest with offices in Chicago, Illinois, Kansas City, Missouri and Milwaukee, Wisconsin. The Company's telecommunications products include telephone systems and call processing systems (including call centers, voice messaging, interactive voice response ("IVR") and computer telephone integration ("CTI")). These products are manufactured by third parties. Additionally, the Company develops software for IVR and CTI applications, sells and installs local and long distance network services, provides maintenance services for existing customers and provides cabling and data communications. The telecommunications segment markets its products and services principally to customers with 25 or more telephones located in the Midwest.

The Internet services segment, which solely targets business customers, provides Internet access, web and database development, and Internet training. Internet services are provided by the Company's wholly owned subsidiary, MediaCity World, Inc. ("MCW"), a San Francisco Bay area Internet Service Provider which was acquired in June 1996. The Company's products and services include both dial-up and dedicated Internet access, web site and database development, and Internet training for Internet browser users and web site developers. Additionally, MCW is an agent for sales of local telephone company data services in conjunction with the sale of Internet access. The Company maintains Points of Presence ("POPs") in nine (9) locations in the San Francisco Bay Area and Reno, Nevada.

The Company's strategy includes the selling of products and services that, when taken together with a customer's existing computer resources and telecommunications systems, can consolidate all information within an enterprise into a common, electronically accessible information warehouse, regardless of geographic diversity.

The Company was incorporated in New York in December 1956. Its principal executive office is located at 717 Forest Avenue, Lake Forest, Illinois 60045 and its telephone number is (847) 266-8150. As used herein, the defined term "Company" shall mean SoftNet Systems, Inc., together with its four wholly-owned operating subsidiaries, Kansas Communications, Inc. ("KCI"), Communicate Direct, Inc. ("CDI") (d/b/a SoftNet Business Solutions, Inc. ("SBS"), Micrographic Technology Corporation ("MTC") and MCW, unless the context otherwise indicates. KCI and SBS comprise the Company's telecommunications segment, MTC comprises the document management segment and MCW comprises the Internet segment.


Industry Segments

Financial information relating to industry segments of the Company for the three years ended September 30, 1996, 1995, and 1994 is set forth in Note 16 to the Consolidated Financial Statements included herewith.


Market Overview

Document Management Segment

The volume of information being generated and processed by the private and public sectors is growing rapidly. Currently, the Company estimates that 90% of information is generated and stored using paper, a format which (a) causes delays, (b) requires significant space and personnel for document storage, (c) results in lost, damaged and/or mis-filed documents, (d) requires support for dual document management systems, one for paper and one for electronic documents, and (e) generally allows only one concurrent user of a document. As a result, the focus in the imaging industry has been on developing and expanding non-paper based storage and retrieval technologies.

Historically and currently, the impediments to a higher utilization rate for non-paper based storage include:

         Lack of widespread personal computing technology and acceptance.

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

COM converts digital information directly from a computer or magnetic tape to an analog format which then can be stored on microfilm or microfiche. COM was initially developed as an information management system that would reduce the cost and increase the speed of computer output by "printing" computer generated data on microfilm or microfiche instead of paper. Compared to paper, COM has a number of benefits. COM recorders can print reports substantially faster than high speed printers and multiple copies can be made easily and economically on high-speed duplicators. The effective speed of MTC's COM printer is up to 600 data pages of output per minute. By contrast, today's high speed page printers average between 200 and 300 data pages per minute. In addition, a COM recorder can print a 670 page report on a single 4" X 6" microfiche. In addition, microfilm is accepted as evidence in a court of law since the image cannot be altered and microfilm offers the capability of storing a document for over 100 years as compared to the electronic technology alternatives (e.g. CD-ROM and magnetic tape), which become obsolete at 3-5 year intervals. The fact that COM can be read by the human eye makes it the safer choice for storage of documents which must outlive the 3-5 year technological obsolescence cycle associated with electronic storage products.

Telecommunications Segment

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

Increasing Role of Independent Vendors. Through new technologies, the private branch exchange ("PBX") is being utilized as a multimedia "backbone" for transporting voice and data over network services. As a result, businesses are requiring increasingly complex telecommunications systems. The Company believes that it will be more cost-effective for these companies to contract the management of their communication systems to third parties. The Company also believes that the role of independent vendors such as itself will increase over time. As a result of its independence from any manufacturer, the Company has the ability to select those products which provide the best technological solution to its customers. This independence also provides the Company with the flexibility to take advantage of new technologies and products as they become available without large investments in research and development and the risk of inventory obsolescence and technological incompatibility.

Internet Services Segment

The Company believes that the Internet services segment will provide added value to its existing customer base while better positioning the Company as a solutions provider. The Internet services segment is focused solely on business customers which represents the fastest growing and most profitable sector of the Internet market. Due to the complexity of the Internet and rate at which new development platforms are being introduced, MCW will continue to position itself as a full service provider of Internet solutions.



Industry Trends

The Company believes that its core businesses are rapidly merging. To improve the efficiency of managing information, businesses are seeking ways to unify access to disparate forms of messaging. For example, unified messaging, call processing and imaging message platforms from companies such as Octel/VMX, Applied Voice Technologies and Wang have recently integrated with the E-mail applications of Microsoft Windows 95, creating a single file management system for voice, fax, E-mail and imaging messages. Similarly, imaging vendors are utilizing telecommunications and Internet technology to distribute large volumes of data from centralized data centers to remote offices and customer sites. Technological developments such as high speed Integrated Services Digital
Network ("ISDN"), Frame Relay, and Asyncronous Transfer Modes ("ATM") transmission lines have made the distribution of data utilizing telecommunications and Internet technology cost effective.

Another trend is the blending of telecommunications and imaging applications found in customer service call centers. Typically, these applications are very transaction oriented. Customer Service agents must be able to access various types of data instantly in order to service inquiries. Data are usually found on written business forms for invoices and purchase orders, optical servers for publications and specifications, fax servers for both inbound and outbound requests, E-mail and the Internet. Additionally, workflow applications, along with computer telephone integration products, which provide the electronic routing mechanism to manage all forms of data, must be integrated with the various types of document retrieval and storage methods to allow the customer service call center to efficiently access such data.

Currently, middle market customers' applications are addressed by multiple vendors such as Novell re-sellers for local area network ("LAN") implementation, telephone vendors for PBX and key systems, and consultants for image enabling, Internet, or call center applications. The Company believes that with its current resources and expertise in document management, telecommunications and Internet services, it is well positioned to address this emerging integration market as a single source provider.


Products and Services

Document Management Segment

COM Systems. The Company believes it is a leading manufacturer of COM systems, offering a complete line of COM recorders, processors, duplicators and related software. The Company manufactures three different sophisticated COM printers under the System 6800 line of products, all of which have a complete set of features, including wet or dry processing technology, cut fiche capabilities, medium to high speed, stand-alone or integrated film processors and duplicators, all under PC control utilizing electronic forms. The System 6800 series provides an architectural platform designed to permit easy integration of information and image management systems, including the capability to add both magnetic and optical disk file storage subsystems for use in future document and image processing applications. A key factor differentiating the Company's product is its PC based client-server architecture which gives the System 6800 line of products the ability to operate within the traditional direct connect environment or, alternatively, become part of any client-server facility using LAN/WAN communications. This last feature allows both central and remote users, of virtually any application, to output information to microfiche regardless of their location. COM systems contributed approximately 29% to document management segment revenue in fiscal year 1996.

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

         Complete Organization of Every Document ("COED"). A software/hardware product which records any documents within the IDSEXEC production process on any supported electronic storage device. The system provides software user tools which facilitate the retrieval of stored documents for viewing, printing, faxing or exporting.

Microfilm and Media Supplies: The Company offers a complete line of original and duplicate microfilm and chemicals for use in its COM printer and duplicator systems. The sale of microfilm and media supplies provides the Company with a continuing stream of cash flow and acts as a supplement to its hardware sales, which provides a less consistent stream of cash flow due to its high dollar value, long sales cycle and capital equipment nature. Media sales also provide the opportunity to establish continuity of relationships between the Company and its installed customer base. Maintaining these relationships is important since numerous hardware sales of replacement pieces or upgrades of technology are made to these customers. The Company acquires a significant portion of its microfilm and media supplies from Eastman Kodak and sells them on a drop-ship basis. Microfilm and media supplies sales contributed approximately 37% to document management segment's revenue in fiscal 1996.

Maintenance and Spare Parts: The Company supplies spare parts for maintenance on its installed COM equipment user base. Maintenance on the Company's user base is sub-contracted to a third party maintenance organization, for which the Company receives a monthly royalty. Revenue from maintenance and spare parts contributed approximately 10% and 8%, respectively, to the document management segment's revenue in fiscal 1996.

RAPID. The document management segment currently has under-development its RAPID Archiving Peripheral for Images and Documents ("RAPID TM") product. RAPID TM will provide high-speed conversion of digitally-stored documents and images to low-cost, human-readable media. RAPID TM will enable imaging and Computer Output to Laser Disk ("COLD") systems a low-cost, no-migration archiving alternative to bulging digital repositories by off-loading Write Once Read Never ("WORN") information to film. RAPID's software will organize documents and reports into file folders for meaningful, rapid retrieval. RAPID is scheduled to be completed in the second quarter of fiscal 1997 and will require an additional investment by the Company of $500,000 to complete.

Telecommunications Segment

The telecommunications segment generates revenue primarily from the initial sale of third party products, "moves, adds, changes" and by providing services and maintenance.

Initial Product Sales

Telephone Systems. The Company provides PBX and key/hybrid telephone systems for its customers. A PBX, which is generally utilized for customers with 100 phones or larger with growth up to thousands of phones, is handled by the F9600 manufactured by Fujitsu Business Communications Systems, Inc. ("Fujitsu") and the Definity manufactured by Lucent Technologies, Inc. The smaller systems handle customers from 10 phones up to 200 phones. In this area, the Company markets the Integrated Digital System from Executone and Northern Telecom Norstar. Prices for telephone systems range from $3,000 for a small key system to over $1 million for a large, complex PBX system.

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

         Voice Messaging. Voice mail is one of the more common products encountered by the general public. This technology enables voice communications to be sent, stored and retrieved from any touch-tone telephone. The Company offers voice mail systems from Octel, AVT and Executone.

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

Revenue from initial product sales contributed approximately 53%, 64% and 38% to revenue for the telecommunications segment in fiscal 1996, 1995, and 1994, respectively.

Moves, Adds and Changes

Moves, adds and changes consist of moving telephones to new user locations, adding telephones or expansion cards in a telephone system and changing system and user features. Moves, adds and changes contributed approximately 26%, 14% and 27% of total telecommunications segment revenue in fiscal 1996, 1995, and 1994, respectively.

Service and maintenance

Customer Service. The Company maintains a strong customer service focus which helps generate recurring revenue from its existing customer relationships. This revenue takes the form of maintenance contracts, service calls, upgrades to existing systems and new systems for new locations.

Cabling. Cabling is the process of installing the physical connection that connects telephones and computers. The Company provides cabling for a variety of applications, including coax and fiber for voice, data and LAN applications. The Company provides Building Industry Consulting Service International ("BICSI") trained engineers to design cable networks for its customers. The Company is an authorized distributor of AT&T's Systimax Cabling System. In addition to providing the design and hardware for the cabling system, the Company also provides installation labor for customers.

Data Communications. The Company is a Novell Gold and Microsoft Advance Server certified reseller and the Company's primary focus on data network integration has been to its existing customers. The Company has distribution agreements with several strategic partners such as Compaq, Novell, Hewlett-Packard and AST Research.

Sales of services and maintenance contributed approximately 15%, 17% and 24% of total telecommunication segment revenue in fiscal 1996, 1995, and 1994, respectively.

Internet Services Segment

The Internet service segment provides Internet access, develops World Wide Web pages, resells related hardware and software and provides Internet training. The Company is a value added re-seller for Pacific Bell, an authorized re-seller for Ascend Communications and a Microsoft Solutions Provider. MCW products and services are summarized as follows:

Internet Access. Dial-Up Accounts provide Internet access on an as needed basis and generate $9.95 to $24.95 per customer per month depending on the number of included hours and mega-bytes of storage used by the subscriber. Dedicated access enables direct, high-speed continuous connection of an organization's LAN to the Internet via MCI's Internet backbone at speeds of 56 kbps (frame relay) to 1.45 mbps (point-to-point). Monthly service charges range from $125 to $1,250 depending on the speed of service offered.

The Company offers other services to its customers including co-location of Internet servers, corporate e-mail, e-mail robots for mass marketing and FTP sites used in technical support applications for file transactions.

Web Development. The Company's web services include web development and hosting for its Internet customers. Targeted at middle market customers, MCW is a full service provider that allows its customers to develop and maintain dynamic web sites for both internal Intranet and external Internet applications. Monthly charges for web hostings range from $50 to $2,500 per month depending on band-width requirements, number of inquiries (hits) per month and scripting and database requirements. One-time charges for web site development range from $195 to $25,000 depending on the customer's needs.

Internet   Training.   The  Company  provides  Internet  training  to  corporate
customers. Courses range from Introductions to the Internet, a variety of HTML programming and advanced courses in CGI and JAVA scripting.
Revenue per course ranges from $149 to $699.

Sales and Marketing

Document Management Segment

The Company markets its document management products and services worldwide. In the United States, the Company employs a direct sales force and outside of the United States the Company uses a network of distributors.

Telecommunications Segment

The Company sells its telecommunications products and services throughout the Midwest, with principal focus on the Chicago, Illinois metropolitan area, Kansas, Missouri, and Wisconsin. The Company employs a direct sales force to sell its telecommunications products and services.

Internet Services Segment

The Internet services segment sells its products and services primarily in the San Francisco Bay area through a direct sales staff of four individuals and twelve Internet design consultants/Web advertisers. The Company employs a variety of selling techniques in order to reach targeted business customers including telemarketing, direct mail and sales calls.

Customers

During fiscal 1996, one customer, NCR Corp., accounted for 13% of the Company's consolidated revenue. No single customer of the Company accounted for more than 10% of the Company's consolidated revenue in fiscal 1995 or 1994.

Document Management Segment

The Company markets its products and services to two distinct  customer  groups:
(a) those customers with high-volume document,  storage and retrieval needs, and
(b) those customers who desire to image enable existing business applications, to facilitate rapid and efficient data storage and retrieval and to provide a vehicle to electronically process data input (e.g. health claims processing, lease administration, etc.).

For those customers who have high-volume data output, storage and retrieval needs, the Company further defines its customers as service bureaus, end users and authorized distributors. Service bureaus have capitalized on the recent trend toward outsourcing. Customers of service bureaus generally do not have the data output volumes that would justify dedicated COM and related systems.
Conversely, certain financial institutions, insurance companies and public utilities do have the output volumes that would justify direct purchase of the Company's products. Current end user customers include Fortune 500 companies and other service providers.

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

During fiscal 1996, foreign sales of the document management segment represented 13% of the Company's consolidated revenue. Foreign sales made principally to Germany, the United Kingdom, and Canada, represented 39%, 18%, and 15%, respectively, of total foreign sales of the Company.

Telecommunications Segment

The Company markets its products and services principally to customers with 25 or more telephones and those customers with complex, expanding voice and data management needs. The Company focuses on those customers who do not have significant infrastructure to support their telecommunications needs, but instead, seek to outsource this function. The Company strives to provide outstanding customer service and support long after the initial sale, and sees it as critical to being able to expand the product and service offerings to its customers. The Company maintains a highly trained force of service technicians, design engineers, communications consultants and project coordinators who provide on-site and remote service and support. As of September 30, 1996, the Company had approximately 3,000 customers in its telecommunications segment. During fiscal years 1996, 1995 and 1994, no single customer in the telecommunications segment accounted for more than 10% of the consolidated Company revenue.

The Internet Services Segment

The Internet services segment focuses exclusively on business customers with 10 to 100 employees. As of September 30, 1996 the Internet services segment had approximately 1,600 users on its network.

Competition

Document Management Segment

The document management industry is highly competitive and rapidly evolving. The Company competes on the basis of breadth of offering different document management solutions, cost, flexibility and customer service. The Company competes with Anacomp, Eastman Kodak, InSci and Mobius, among others. These competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources, as well as greater name recognition, than the Company.

Telecommunications Segment

The telecommunications industry is highly competitive and rapidly evolving. The Company competes on the basis of customer service, flexibility and breadth of offering different technological products and solutions. The Company competes with Lucent Technologies, Inc., Northern Telecom, Siemens, and the Regional Bell Operating Companies ("RBOCs") in the telecommunicating business. These competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources, as well as greater name recognition, than the Company. In addition, the Regional Bell Operating Companies are
currently  subject  to  a  variety  of  government   regulations   limiting  the
manufacture, marketing and sale of certain products and services in the telecommunications market which restrictions, if eliminated or lessened, could adversely impact the Company's business.

Internet Services Segment

The Internet services market is highly competitive and rapidly evolving, especially with the introduction of flat rate monthly service and offerings by the major carriers (e.g. MCI, Sprint and AT&T). In addition to the major carriers, the Internet services segment competes with a number of local, regional and national Internet service providers (e.g. PSINet, Uunet, Netcom). The Internet services segment competes on the basis of being a single point of contact for all Internet related solutions. Additionally, the Internet services segment provides its customers with quality connections by not oversubscribing its network with consumer traffic.

Raw Materials

Document Management Segment

Raw materials for COM Systems consist of purchased parts from third party vendors. The Company believes that it can source purchased parts from a variety of vendors and that no one single vendor possesses a critical component that can't be purchased elsewhere.

The document management segment purchases a significant amount of its microfilm and media supplies from Eastman Kodak. The Company believes it has a strong partnership with Eastman Kodak; however, alternative supplies are available in the event of an interruption in the vendor relationship.

The document management segment purchases all of its products pursuant to purchase orders and has no long-term purchase commitments.

Telecommunications Segment

The telecommunications segment purchases all of the equipment and software that it markets and installs from third party vendors. The majority of the products sold by the segment are purchased from Fujitsu Business Communication Systems, Inc. and Executone Information Systems. Other parts and components necessary for installation and service are purchased from a variety of sources and, the Company believes, are readily available from alternative sources. The telecommunications segment purchases all of its products pursuant to purchase orders and has no long-term purchase commitments.

Internet Services Segment

The Internet services segment connects customers to the Internet using a high speed MCI DS3 circuit. Customers connect to the Company's network using fiber and copper facilities of PacBell, Metropolitan Fiber, and Cable and Wireless. The availability of circuits is dependent on the capacity of MCI's central office, the physical locations of copper and fiber optic cable from Pac Bell, Metropolitan Fiber and other customer demand. Recent changes in the telecommunications law has allowed more companies to compete in local markets for connectivity. The Company believes that connectivity will be available from a variety of sources.

Seasonality

The Company believes that none of its segments are subject to seasonal fluctuations.

Backlog

Document Management Segment

As of September 30, 1996, the document management segment had signed customer contracts of $3.4 million, all of which are expected to be delivered in fiscal 1997. The segment had approximately $1.0 million in signed contracts at September 30, 1995, all of which were delivered during fiscal 1996.

Telecommunications Segment

As of September 30, 1996, the telecommunications segment had signed customer contracts for $4.8 million, all of which are expected to be delivered in fiscal 1997. The segment had approximately $1.5 million of signed contracts at September 30, 1995, all of which were delivered during fiscal 1996.

Internet Services Segment

The backlog of the Internet services segment was insignificant as of September 30, 1996.

Research and Development

Document Management Segment

The Company believes that the development of new products and solutions is critical for the future growth of the document management segment. During fiscal 1996, the Company spent approximately $1.1 million on development efforts. Equally critical, however, is the collective knowledge and experience of the Company's management and personnel to develop and market new solutions in the document management market place.

Telecommunications and Internet Services Segments

The telecommunications and Internet services segments are not engaged in any substantial research and development.

Employees

As of September 30, 1996, the Company and its subsidiaries had 209 full-time employees and four part-time employees. The Company also utilizes contracted labor to assist in its production process.


Item 2.  Properties

The Company leases an aggregate of approximately 126,000 square feet of office, warehouse and manufacturing space. The document management segment leases space in Mountain View, California and Lincolnshire, Illinois. The Telecommunications segment leases space in Lenexa, Kansas; Wichita, Kansas; Columbia, Missouri; Milwaukee, Wisconsin; Chicago, Illinois and Buffalo Grove, Illinois. The Internet services segment leases space in Mountain View, California. The corporate office is located in Lake Forest, Illinois. Currently, approximately 44,000 square feet are sub-let to third parties.


Item 3.  Legal Proceedings

The Company has no material pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

The Common Stock of the Company is principally traded on the American Stock Exchange ("AMEX"). The high and low sales prices for the stock reported on AMEX for each quarterly period during the past two fiscal years were as follows:

 Quarter Ending                             High                          Low
 ----------------------------------        ------                       -------
 1995
 December 31, 1994                        $ 7-3/4                       $ 6-1/8
 March 31, 1995                             7-1/2                         6-1/8
 June 30, 1995                              7-7/8                         5-7/8
 September 30, 1995                        15-7/8                         7-3/4

1996
 December 31, 1995                         14-3/8                         9-1/4
 March 31, 1996                            10-7/8                             8
 June 30, 1996                              9-3/8                       6-13/16
 September 30, 1996                            8                         5-7/16

There were approximately 416 record holders of the Company's Common Stock as of December 30, 1996. The closing price for the Company's Common Stock on December 30, 1996 was $4-9/16. The Company paid no dividends during the period October 1, 1993 to September 30, 1996. The Company does not intend to pay dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

The following table sets forth for the periods selected consolidated financial and operating data for the Company. The statement of operations and balance sheet data have been derived from the Company's consolidated financial statements. The selected consolidated financial data should be read in conjuction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.

                                                       Fiscal years ended September 30,

                                           1992          1993          1994         1995(b)      1996(c)
                                                      (In thousands, except per share data)
Statement of Operations Data (a):


Net sales                                  $  7,569      $  9,408      $  9,629     $  21,252   $  41,387
Cost of sales                                 5,702         6,612         6,532        15,137      27,137
                                        ------------  ------------  ------------  ------------  ----------

Gross profit                                  1,867         2,796         3,097         6,115      14,250
                                        ------------  ------------  ------------  ------------  ----------

Operating expenses:
     Selling, engineering and
        general and administrative            2,213         3,106         3,234         7,136      14,316
     Amortization of goodwill and
        transaction costs                         8             -           152           451       1,280
     Write-off of acquired in-process
        un-proven technology                      -             -             -         5,000           -
     Cost associated with change in
        products and other                        -             -             -             -       2,834
     Acquisition costs and other                  -             -             -         1,318           -
                                        ------------  ------------  ------------  ------------  ----------

Total operating expenses                      2,221         3,106         3,386        13,905      18,430
                                        ------------  ------------  ------------  ------------  ----------

Loss from continuing operations               (354)         (310)         (289)       (7,790)     (4,180)

Interest expense                               (40)          (56)         (615)         (650)     (1,597)
Gain on sale of available-for-sale
   securities                                     -             -             -             -       5,689
Other income (expense)                           58            72          (31)          (28)          52
                                        ------------  ------------  ------------  ------------  ----------

     Loss from continuing operations
       before income taxes and
       extraordinary items                     (336)         (294)         (935)       (8,468)        (36)

Provision (benefit) for income taxes           (50)           187           378           124           -
                                        ============  ============  ============  ============  ==========

Net loss before discontinued operations
     and extraordinary items               $  (286)      $  (481)    $  (1,313)    $  (8,592)     $  (36)
                                        ============  ============  ============  ============  ==========

Primary loss per share from
   continuing operations                  $  (0.08)     $  (0.14)     $  (0.35)     $  (1.97)    $
                                                                                                   (0.01)
                                        ============  ============  ============  ============  ==========
Weighted average shares outstanding           3,537         3,555         3,802         4,353       5,818
                                        ============  ============  ============  ============  ==========


Balance Sheet Data (a):                                           September 30

                                           1992          1993          1994          1995         1996
----------------------------------------------------  ------------  ------------ ------------- -----------
                                                                 (In thousands)

Working capital                              $  618      $  1,344      $  (798)      $  3,488    $  1,713
Total assets                                  2,758         3,175         5,646        35,396      25,586
Long-term debt, net of current portion           33           197           123        12,434      10,598


Shareholders' equity                          1,515         1,384         2,436        11,685       3,793
Cash dividends paid                               -             -             -             -           -



(a) Restated to reflect the acquisition of Kansas Communications, Inc. ("KCI") on September 15, 1995, accounted for as a pooling of interests.

(b)      Includes the results of operations of Communicate  Direct, Inc. ("CDI")
         and   Micrographic   Technology   Corporation   ("MTC")   since   their
         acquisitions on October 28, 1994 and September 15, 1995, respectively.

(c) Includes the results of operations of the Milwaukee operations of Executone Information Systems, Inc. and MediaCity World, Inc. since their acquisitions on December 29, 1995 and June 21, 1996, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company took a number of strategic steps during fiscal 1996 that had a significant impact on the results of operations.

In June  1996,  CDI  signed an  agreement  with  Inacom  Corporation  and Lucent
Technologies, Inc. ("Lucent") to become the only distributor of Lucent Technology's Definity PBX products in the Chicago, IL metropolitan area other than Inacom and Lucent. In connection with the change in product line, CDI repositioned its operations to focus on higher-end, technology driven companies. In connection with this distribution agreement and the repositioning of its operations, the Company incurred one-time charges of $1.3 million for severance, asset write-downs and other.

In addition to the change in product line, CDI sold its non-application oriented interconnect business to Next Call, Inc. ("Next Call") for a $600,000 ten year note receivable. In connection with the sale, CDI agreed to lend Next Call up to $1.0 million to fund operating losses, as defined, for the first twelve months of operations. The loan agreement required CDI to make advances to Next Call on a monthly basis to cover operating cash short falls. Next Call was required to repay such advances when it became profitable on a cumulative basis. After the first twelve months, any amount still outstanding on such advances was to be forgiven. Subsequent to year-end, Next Call ceased operations. CDI advanced Next Call $195,000 to fund operating losses which has been included in the loss on sale of business.

As a result of the sale to Next Call and the uncertainty resulting from Next Call's subsequent shut down, the Company incurred a $6.1 million extraordinary charge in fiscal 1996. The components of the extraordinary charge include the write-off of goodwill which arose from the initial purchase of CDI in October 1994; deferred acquisition costs associated with the purchase of CDI; reserve for the note receivable from Next Call; severance payments; inventory write-downs; write-offs of leasehold improvements; warranty reserve and other. The Company recorded $5.0 million of the one-time charges in the third quarter of fiscal 1996 and the remaining $1.1 million in the fourth quarter of fiscal 1996. As a result of these write-offs, future amortization expense for goodwill and deferred acquisition costs was reduced on a pretax basis by approximately $535,000 annually. The loss resulting from the disposition of certain assets and the assumption of certain liabilities of CDI, within a two year period following a pooling of interests has been classified as an extraordinary item as required by generally accepted accounting principles. This disposition of CDI was not contemplated at the time of the pooling with KCI.

Subsequent to year-end, CDI sold its operations that support its Fujitsu maintenance base in the Chicago metropolitan area to a new company formed by John I. Jellinek, the Company's former president and chief executive officer, and Phillip Kenny, a former SoftNet director. The buyer acquired certain assets in exchange for a $209,000 promissory note and the assumption of trade payables of at least $624,000. In addition, at the closing the buyer paid off $438,000 of existing Company bank debt and entered into a sub-lease of CDI's facility in Buffalo Grove, Illinois. At the closing, the buyer merged with Telcom Midwest, LLC., and Messrs. Jellinek and Kenny and the other two shareholders of the merged company personally guaranteed obligations arising out of the promissory note, the sub-lease arrangement and the trade payables. The personal guarantees of the promissory note are several. The personal guarantees of the sub-lease are limited to $400,000 and are on a joint and several basis. The personal guarantees of trade payables are on a joint and several basis but are limited to Messrs. Jellinek and Kenny. Concurrent with this transaction, Messrs. Jellinek and Kenny resigned from the Company's board. The transaction was approved by the disinterested members of the Company's board.

The interconnect businesses sold by CDI in June 1996 and subsequent to year end sustained significant losses since the acquisition of CDI in October 1994

In June 1996, the Company acquired the exclusive worldwide manufacturing rights to IMNET Systems, Inc.'s MegaSAR Microfilm Jukebox and completed and amended its obligations under a previous agreement. In addition to becoming the exclusive manufacturer of the MegaSAR for IMNET, the Company will further integrate the device into its current product offering. The Company issued a $2.9 million note for prepaid license fees, software inventory, the manufacturing rights, and certain other payables. Approximately $2.5 million was paid on this note during the fourth quarter of fiscal 1996. The Company has a receivable from IMNET of $176,000.

The transaction was approved by the disinterested members of the Company's board. Following the transaction, John J. McDonough and John I. Jellinek resigned from IMNET's board and James Gordon, a director of IMNET, resigned from the Company's board.

During the fourth quarter of fiscal 1996, the Company decided to integrate the IMNET microfilm retrieval software with another software developer's product, which the Company was already distributing. The integrated product will require less IMNET software than previously assumed. As a result, the Company recorded a one-time charge of $1.5 million to write-off software inventory. Since the acquisition of the manufacturing rights from IMNET, the transfer of all of the technical and manufacturing know-how has been delayed due to technical difficulties. The Company is currently negotiating with IMNET to either complete the transfer or seek an alternative solution.

On December 29, 1995, the Company acquired the Milwaukee operations of Executone Information Systems, Inc. ("Executone-Milwaukee"), in a business combination accounted for as a purchase. Executone-Milwaukee sells and services telecommunications and voice processing systems. The purchase price of approximately $1.9 million consisted of $100,000 of cash and a note payable for $1.8 million. The note was paid in February, 1996. The operations of
Executone-Milwaukee have been included in the results of the Company since December 29, 1995. As a result of the acquisition, the Company recorded costs in excess of fair value of net assets acquired of $1.8 million, an amount which is being amortized on a straight-line basis over twenty years.

In June 1996, the Company acquired MCW in a business combination accounted for as a purchase. MCW is an Internet Service Provider with operations principally in the San Francisco Bay Area, CA. and Reno, NV. The purchase price consisted of 200,000 shares of the Company's common stock valued at $5.11 per share. The Company recorded costs in excess of fair value of net assets acquired of $1.2 million, which will be amortized on a straight line basis over three years. The Company plans to focus in the near term on building and increasing its subscriber base, which will require it to increase significantly its expenses for marketing, network infrastructure and POP's, and may adversely impact short-term operating results.

The Company expects to focus on building and increasing its customer base in each of its markets, but in particular, to develop a customer profile that is more closely aligned with the Company's overall product strategy. This effort, as well as the introduction of the new products, some of which the Company will develop internally, will require substantial investment in new sales personnel and retraining of current technical personnel, which the Company believes may have an adverse effect on short-term operating results.

Although the Company has organized itself into three operating units, comparison to prior years by industry segments would not be meaningful as a majority of the document management segment was acquired in late fiscal 1995 and only contributed fifteen days of operating results to fiscal 1995.

Results of operations for the twelve months ended September 30, 1996 compared to
         1995

For the fiscal year ended September 30, 1996 net sales increased by $20.1 million (or 95%) to $41.4 million compared to $21.3 million for the same period in 1995. The increase in sales was principally a result of the acquisitions of MTC in September, 1995 and the Milwaukee, WI operations of Executone Information Systems, Inc. ("Executone-Milwaukee") in December 1995. The Company's acquisition of MTC and Executone-Milwaukee added approximately $19.4 million in net sales in the fiscal year ended September 30, 1996. Sales from the Company's telecommunications segment, exclusive of revenue increases attributed to the acquisition of Executone-Milwaukee, declined slightly due to the erosion of operations in the Chicago metropolitan area.

For the fiscal year ended September 30, 1996, gross profit increased $8.2 million (or 133%) to $14.3 million from $6.1 million for the same period in 1995. For the fiscal year, gross profit as a percentage of sales increased from 28.8% in 1995 to 34.4% in 1996. The percentage increase relates primarily to inclusion of MTC's results for the fiscal year ended September 30, 1996 and the increased profitability for sales in the document management segment. During the fiscal year ended September 30, 1996, in order to conform with industry practices, the Company classified certain expenses as costs of sales which under prior presentations would have been classified as general and administrative expenses. Consistent with this presentation, the Company has reclassified certain general and administrative expenses as cost of sales for the fiscal year ended September 30, 1995.

Selling, engineering, general and administrative expenses increased $7.2 million (or 101%) to $14.3 million for the fiscal year ended September 30, 1996 from $7.1 million for the same period in 1995, largely as a result of the inclusion of MTC's results for the period ended September 30, 1996 ($4.9 million), the increase in sales and marketing activities in the telecommunications segment ($960,000) and the increased administrative expenses associated with expanded operations ($800,000). Amortization of goodwill and transaction costs increased $829,000 to $1.3 million for the fiscal year ended September 30, 1996, compared to $451,000 for the fiscal year ended September 30, 1995, primarily as a result of the acquisition of MTC in September 1995, and the amortization of deferred acquisition costs resulting from the acquisitions of MTC and CDI.

In the fourth quarter of fiscal 1995, the Company incurred one-time charges for the write-off of unproven in-process technology acquired in connection with the acquisition of MTC ($5.0 million), certain transaction costs related to the merger with KCI ($648,000) and other costs resulting from the write-off of certain leasehold improvements and other restructuring activities.

During the fiscal year ended September 30, 1996, the Company signed an agreement with Inacom Corporation and Lucent to distribute Lucent's Definity PBX product in the Chicago, Illinois Metropolitan area. As a result, CDI repositioned its Chicago operations and incurred one-time charges of $1.3 million for severance payments, asset write downs and other costs. Also during the fourth quarter of fiscal 1996, the Company decided to integrate the IMNET microfilm retrieval software with another software developer's product, which the Company was already distributing. The integrated product will require less IMNET software than previously anticipated. As a result, the Company recorded a one-time charge of $1.5 million to write off software inventory.

Interest expense increased $948,000 (or 146%) to $1.6 million for the fiscal year ended September 30, 1996 from $650,000 in the fiscal year ended September 30, 1995. Interest expense increased as a result of increased debt outstanding during fiscal 1996, compared to fiscal 1995. The increase in outstanding indebtedness was principally a result of acquisition debt and borrowings to fund working capital.

During the fiscal year ended September 30, 1996 the Company realized a gain of $5.7 million from the sale of its investment in IMNET Systems, Inc.

The Company's provision for income taxes relates exclusively to the operations of KCI, for tax liabilities incurred prior to the merger with the Company. No provision for income taxes was made for fiscal 1996, as a result of net operating losses. A provision for income taxes of $124,000 was recorded for fiscal 1995. At September 30, 1996 the Company had a tax net operating loss carry forward of approximately $7.9 million, which begins to expire in 1999. Given the Company's history of operating losses, a valuation allowance of $4.2 million has been provided in the Company's consolidated financial statements

For the fiscal year ended September 30, 1996, net loss before discontinued operations and extraordinary items decreased $8.6 million to $36,000 and loss per share of common stock before discontinued operations and extraordinary items decreased $1.96 to $.01, compared to the same period in 1995. Weighted average outstanding shares increased by 1.5 million or 33.7% from 4.4 million in fiscal 1995 to 5.8 million in fiscal 1996 mainly due to the issuance of shares for acquisitions and the conversion of certain convertible subordinated notes.

During fiscal 1996, CDI sold its non-application oriented interconnect business located in the Chicago, IL metropolitan area. As a result the Company incurred a $6.1 million extraordinary charge for the write-off of goodwill which arose from the initial purchase of CDI in October 1994, deferred acquisition costs associated with the purchase of CDI, inventory write-downs, warranty reserves and other.

Results of operations for the twelve months ended September 30, 1995 compared to
         1994

For the fiscal year ended September 30, 1995, net sales increased by $11.6 million (or 121%) to $21.3 million from $9.6 million for the same period in1994. The increase in sales was principally a result of the acquisition of CDI on October 31, 1994 and the acquisition of MTC on September 15, 1995. The Company's acquisition of CDI and MTC added approximately $10.8 million in net sales in 1995.

For the fiscal year ended September 30, 1995, gross profit increased $3.0 million or 97% to $6.1 million from $3.1 million for the same period in 1994, as a result of higher net sales. For the year, gross profit as a percentage of sales decreased from 32.2% in 1994 to 28.8% in 1995. The percentage decrease relates primarily to inclusion of CDI's results since November 1, 1994, the date of acquisition. Generally, CDI's sales mix includes more initial sales to new customers, which are usually at lower gross margins. Conversely, KCI's sales mix includes more sales of higher margin products and services to existing customers.

Selling, general and administrative expenses increased $3.9 million or 121% to $7.1 million in fiscal 1995 from $3.2 million in fiscal 1994, largely as a result of the inclusion of CDI's results since November 1994 ($2.6 million), the increase in sales and marketing activities in the document management segment ($285,000) and the increase of the corporate staff to accommodate the acquisitions of KCI and MTC ($248,000). Amortization of goodwill and deferred transaction costs increased primarily as a result of the inclusion of CDI's results since November 1994. Also in the fourth quarter of fiscal 1995, the Company incurred one-time charges for the write off of unproven in-process technology acquired in connection with the acquisition of MTC ($5.0 million), certain transaction costs related to the merger with KCI ($648,000) and other costs resulting from the write-off of certain leasehold improvements and other restructuring activities.

Interest expense increased $35,000 or 5.6% to $650,000 in fiscal 1995 from $615,000 in fiscal 1994. Interest expense in 1994 included non-cash amortization of senior note discounts of $514,000. Overall cash interest expense increased as a result of increased borrowing during 1995 and the inclusion of CDI's results since November 1994.

The Company's provision for income taxes relates exclusively to the operation of KCI, for tax liabilities incurred prior to the merger with the Company. The provision for income taxes decreased $253,000 or 67.0% to $124,000 in fiscal 1995 from $377,000 in fiscal 1994 as a result of lower taxable income for KCI during the twelve months ended September 30, 1995 compared to the same period in fiscal 1994. At September 30, 1995, the Company had a tax net operating loss carry forward of $11.0 million, which begins to expire in 1999. Given the Company's history of operating losses, a valuation allowance of $2.7 million has been provided in the Company's consolidated financial statements.

For fiscal 1995, the net loss from continuing operations increased $7.3 million. If the unusual and non-recurring charges are excluded, the loss from continuing operations increased $961,000. The loss per share of common stock from continuing operations increased $1.62 from fiscal 1994. If the unusual and non-recurring charges are excluded, the loss per share from continuing operations increased $.17 per share, or 49%.

Utilization Management Association, Inc. ("UMA") was disposed of in November 1995. The Company recorded a loss of $644,000 or $.15 per share for the sale of UMA.

Net sales from discontinued operations for fiscal 1995 were $860,000, an increase of $165,000, or 23.7%, from net sales from discontinued operations of $695,000 in fiscal 1994. The loss from the operations of UMA was $419,000 for fiscal 1995, an increase of $304,000 from fiscal 1994. The increase was primarily a result of higher operating costs in anticipation of higher sales growth. The loss per share for the operations of UMA was $.10 for fiscal 1995 compared to $.03 for fiscal 1994.

The net loss per share increased $1.84 from $.38 in fiscal 1994 to $2.22 in fiscal 1995 as a result of the items discussed previously. Weighted average outstanding shares increased by 551,000 or 14.5% from 3.8 million in fiscal 1994 to 4.4 million in fiscal 1995 mainly due to the issuance of shares for acquisitions and the sale of shares of the Company's common stock in a private placement transaction.

Liquidity and Capital Resources

At September 30, 1996, the Company's current ratio was 1.16 to 1 with working capital of $1.7 million. This compares with a current ratio of 1.30 to 1 and working capital of $3.3 million at September 30, 1995.

During fiscal 1996, the Company sold its entire holdings in IMNET for net proceeds of $7.7 million. Accordingly, the Company recorded a gain on sale of securities of $5.7 million.

For the fiscal year ended September 30, 1996, cash flows used by operating activities were $4.4 million, compared to $4.7 for the fiscal year ended September 30, 1995. Cash flows generated by investing activities increased $6.2 million to $3.1 million for fiscal 1996 compared to a use of $3.1 million in fiscal 1995 mainly as a result of the sale of marketable securities in fiscal
1996 and decreased acquisition activities. Cash flows provided by financing activities decreased $6.7 million to $1.2 million in fiscal 1996 from $7.9 million in fiscal 1995 primarily as a result of fewer acquisitions in fiscal 1996.

Beginning in the fourth quarter of fiscal 1996, the Company commenced a number of cost cutting activities aimed at improving cash flows. The most significant of these activities of the telecommunications segment included the sale of the operations that supported the Fujitsu maintenance base in the Chicago metropolitan area. As a result of the sale, the Company sublet approximately 14,000 square feet of space in Buffalo Grove, Illinois, which will reduce annual fixed rent expense by approximately $108,000, paid off $438,000 of existing bank debt, had trade payables of at least $624,000 assumed by the buyer and had the employment obligations for 19 employees taken over. The Company will continue to evaluate each of its business operations and determine where excess costs can be eliminated or contained.

During fiscal 1996, the Company increased its line of credit borrowing capacity with its lender to $9.5 million. In addition, subsequent to year end the Company received a temporary increase in its borrowing ability whereby the Company will be able to borrow $1.0 million in excess of its available assets (as defined). The temporary increase terminates on January 31, 1997.

The Company expects to be able to finance its working capital requirements and capital expenditures from its operating income, and existing line-of-credit facilities for the fiscal year ended September 30, 1997.

Effect of New Accounting Pronouncements

Reference is made to note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Item 8.  Financial Statements and Supplementary Data


                     SoftNet Systems, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements
                               September 30, 1996

                                                                          Page

 Report of Independent Accountants

 Consolidated Statements of Operations
      for the Years Ended September 30, 1996, 1995 and 1994

 Consolidated Balance Sheets as of September 30, 1996 and 1995

 Consolidated Statements of Shareholders' Equity for the Years ended September 30, 1996, 1995 and 1994

 Consolidated Statement of Cash Flows
      for the Years Ended September 30, 1996, 1995 and 1994

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SoftNet Systems, Inc and Subsidiaries as of September 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 115, " Accounting for Certain Investments in Debt and Equity Securities" in 1995.


                                         COOPERS & LYBRAND L.L.P.


January 14, 1997
Chicago, Illinois

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended September 30, 1996, 1995 and 1994
                     (In thousands, except per share data)

                                       1996            1995           1994
                                  -------------   -------------   ------------

Net sales                           $   41,387     $    21,252     $    9,629
Cost of sales                           27,137          15,137          6,532
                                  -------------   -------------   ------------
   Gross profit                         14,250           6,115          3,097
                                  -------------   -------------   ------------

Operating expenses:
   Selling                               5,274           2,662            976
   Engineering                           1,820              60              -
   General and administrative            7,222           4,414          2,258
   Amortization of goodwill
      and transaction costs              1,280             451            152
   Costs associated with change
      in product lines and other         2,834               -              -
   Write off of acquired in process
      un-proven technology                   -           5,000              -
   Acquisition costs and other               -           1,318              -
                                  -------------   -------------   ------------
     Total operating expenses           18,430          13,905          3,386
                                  -------------   -------------   ------------

     Loss from continuing operations    (4,180)         (7,790)          (289)

Interest expense                        (1,597)           (650)          (615)
Gain on available-for-sale securities    5,689               -              -
Other income (expense)                      52             (28)           (31)
                                  -------------   -------------   ------------
     Loss from continuing operations
        before income taxes and
        extraordinary item                 (36)         (8,468)          (935)

Provision for income taxes                   -             124            378
                                  -------------   -------------   ------------
     Loss from continuing operations
      before extraordinary item            (36)         (8,592)        (1,313)
                                  -------------   -------------   ------------

Discontinued operations:
   Loss from operations                      -            (420)          (115)
   Loss on disposal                          -            (644)             -
                                  -------------   -------------   ------------

    Loss before extraordinary item         (36)         (9,656)        (1,428)
                                  -------------   -------------   ------------

Extraordinary item -
  Loss on sale of business              (6,061)              -              -
                                  -------------   -------------   ------------

  Net loss                        $     (6,097)   $     (9,656)   $    (1,428)
                                  =============   =============   ============

Loss per share:
  Continuing operations           $      (0.01)   $      (1.97)   $     (0.35)
  Discontinued operations                    -           (0.10)         (0.03)
  Loss on disposal                           -           (0.15)             -
  Extraordinary item                     (1.04)              -              -
                                  -------------   -------------   ------------

Net loss                          $      (1.05)   $      (2.22)   $     (0.38)
                                  =============   =============   ============

Weighted average shares
  outstanding                            5,819           4,353          3,802
                                  =============   =============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of September 30, 1996 and 1995
                        (In thousands, except share data)

                                                 1996                1995
                                          ----------------    ----------------
             ASSETS
Current assets:
   Cash                                           $   426             $   573
   Available-for-sale securities                        -               2,575
   Receivables, net                                 6,074               6,128
   Inventories                                      5,904               4,862
   Prepaid expenses                                   340                 357
                                          ----------------    ----------------
          Total current assets                     12,744              14,495

Property and equipment, net                         2,314               2,568
Available-for-sale securities                           4               7,157
Costs in excess of fair value
  of net assets acquired, net                       8,101               9,908
Other assets                                        2,423               1,268
                                          ----------------    ----------------
                                                  $25,586             $35,396
                                          ================    ================


            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses          $ 8,672             $ 7,733
   Current portion of long term debt                  744               1,598
   Current portion of capital leases                  187                 190
   Deferred revenue                                 1,428               1,032
   Net liabilities of business
     disposed of in 1996                                -                 454
                                          ----------------    ----------------
          Total current liabilities                11,031              11,007
                                          ----------------    ----------------

Long term debt, net of current portion             10,598              12,434
                                          ----------------    ----------------

Capital Lease obligation,
  net of current portion                              164                 270
                                          ----------------    ----------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.10 par value,
     4 million shares authorized,
     none outstanding                                   -                   -
   Common stock, $.01 par value,
     25 million shares authorized,
     6,540,065  and 5,547,033 shares
     outstanding, respectively                         65                  55
Capital in excess of par value                     33,517              27,584
Accumulated deficit                               (29,789)            (23,692)
Unrealized appreciation
  of available-for-sale
  securities                                            -               7,738
                                          ----------------    ----------------
          Total shareholders' equity                3,793              11,685
                                          ----------------    ----------------
                                                  $25,586             $35,396
                                          ================    ================



The accompanying notes are an integral part of the consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Years Ended September 30, 1996, 1995 and 1994
                                 (In thousands)


                                                                                  UNREALIZED
                                                                                 APPRECIATION
                                                                 CAPITAL IN      OF AVAILABLE-
                                            COMMON STOCK          EXCESS OF        FOR-SALE         ACCUMULATED
                                       SHARES        AMOUNT       PAR VALUE       SECURITIES          DEFICIT
                                       ----------  -----------    ------------    -----------      -----------
Balance, October 1, 1993                   3,606       $   36       $  13,957              -        $  (12,608)

  Common stock issued for
    investment in securities                 196            2             733              -                 -
  Common stock issued for
    finder's fee relating to
    UMA acquisition                            3            -              17              -                 -
  Settlement of related party
    receivable                                 -            -             850              -                 -
  Value assigned to warrants
    issued with Senior Notes
    payable                                    -            -             471              -                 -
  Sale of common stock                        88            1             388              -                 -
  Exercise of warrants                        10            -              18              -                 -
  Net loss                                     -            -               -              -            (1,428)
                                        ----------  -----------    ------------    -----------      -----------
Balance, September 30, 1994                3,903           39          16,434              -           (14,036)

  Sale of common stock,
    net of issuance costs                    200            2             708              -                 -
  Value assigned to options
    and warrants issued
    with the extension of
    of Senior Notes payable                    -            -              66              -                 -
  Exercise of warrants                       100            1             187              -                 -
    connection with acquisitions,
    net of issuance costs                  1,143           11           7,533              -                 -
  Conversion of long-term
    debt                                     201            2           1,628              -                 -
  Settlement of related party
    receivable                                 -            -           1,028              -                 -
  Change in unrealized
    appreciation of available-
    for-sale securities                        -            -               -          7,738                 -
  Net loss                                     -            -               -              -            (9,656)
                                        ----------  -----------    ------------    -----------      -----------
Balance, September 30, 1995                5,547           55          27,584          7,738           (23,692)

  Exercise of warrants                        12            -              21              -                 -
  Settlements of related party
    receivable                                 -            -             815              -                 -
  Conversion of convertible
    subordinated notes                       781            8           4,077              -                 -
  Common stock issued in connection
    with acquisitions, net of
    acquisition costs                        200            2           1,020              -                 -
  Change in unrealized appreciatio
    of available-for-sale securities           -            -               -         (7,738)                -
  Net loss                                     -            -               -              -            (6,097)
                                        ----------  -----------    ------------    -----------      -----------

Balance, September 30, 1996                6,540       $   65      $   33,517           $  -           (29,789)
                                        ==========  ===========    ============    ===========      ============

The accompanying notes are an integral part of the consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended September 30, 1996, 1995 and 1994
                                 (In thousands)


                                                                        ---------------------------------------------
                                                                            1996            1995            1994
                                                                        -------------   -------------   -------------
Cash flows from operating activities:
    Net loss                                                             $    (6,097)    $    (9,655)    $    (1,428)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
      Write-off of acquired in-process un-proven technology                        -           5,000               -
      Depreciation and amortization                                            1,997             822             163
      Acquisition costs                                                            -             648               -
      Net change of liabilities of discontinued operations                         -             586               -
      (Gain) loss on the disposal of property and equipment                       (3)            393               -
      Gain on sale of available-for-sale securities                           (5,689)              -               -
      Deferred income taxes                                                        -             (12)             (8)
      Debt discount and deferred financing amortization                           95              87             514
      Provision for bad debts                                                    155              67               -
      Loss on sale of business                                                 6,061               -               -
      Changes in  operating  assets and  liabilities,  net of
        effect of purchase transactions and disposal
        of discontinued operations:
            Receivables                                                         (741)         (1,208)           (232)
            Inventories                                                       (1,756)         (1,707)            (79)
            Prepaid expenses                                                       3             160            (319)
            Accounts payable and accrued expenses                              1,365             (46)            860
            Deferred revenue                                                     207             196             (44)
                                                                        -------------   -------------   -------------
                Net cash used in operating activities                         (4,403)         (4,669)           (573)
                                                                        -------------   -------------   -------------

Cash flows from investing activities:
    Net cash paid in connection with acquisitions                             (2,055)         (2,562)            (26)
    Purchase of prepaid software licenses                                     (1,000)              -               -
    Purchase of property and equipment                                          (973)         (1,418)           (173)
    Additions to capitalized product design                                     (462)              -               -
    Settlement of remaining obligations to owners of
      discontinued operations                                                   (117)              -               -
    Proceeds from sale of investment securities                                7,678           1,027               -
    Purchase of investment securities                                              -               -            (463)
    Increase in other assets                                                       -            (134)              -
    Proceeds from the sale of property and equipment                              28              31               -
                                                                        -------------   -------------   -------------
                Net cash provided (used) by investing activities               3,099          (3,056)           (662)
                                                                        -------------   -------------   -------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt, net of deferred
      financing costs                                                              -           4,131             920
    Repayment of long-term debt                                                 (178)           (979)           (550)
    Borrowings under revolving credit note                                    12,802           6,904               -
    Payments under revolving credit note                                     (11,923)         (1,684)              -
    Proceeds from settlement of related party receivable                         815               -             850
    Repayment of prior revolving credit facility                                   -          (1,208)              -
    Proceeds from the sale of available-for-sale securities                        -             720             389
    Payment for put obligation                                                  (200)              -               -
    Proceeds from the exercise of warrants                                        22             169              18
    Capitalized lease obligations paid                                          (181)           (202)           (102)
                                                                        -------------   -------------   -------------
                Net cash provided by financing activities                      1,157           7,851           1,525
                                                                        -------------   -------------   -------------

Net increase (decrease) in cash                                                 (147)            126             290
Cash, beginning of period, net of cash of discontinued operations                573             447             198
                                                                        -------------   -------------   -------------
Cash, end of period                                                      $       426     $       573     $       488
                                                                        =============   =============   =============

The accompanying notes are an integral part of the consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.       Nature of Business and Basis for Presentation

SoftNet Systems, Inc. and Subsidiaries (the "Company") is engaged in the business of developing, marketing, installing and servicing electronic information and document management systems that allow customers to electronically request and electronically receive information. The Company operates through three segments: document management, telecommunications and Internet services. The document management segment designs, develops, manufactures and integrates comprehensive, non-paper based systems and components that enable the Company to deliver to its customers cost-effective solutions for the storage, indexing and/or distribution of high-volume computer generated or entered information. The telecommunications segment sells and services telephone and computer hardware manufactured by others to provide communications solutions through the design, implementation, maintenance and integration of voice, data and video communications equipment and services. Additionally, the telecommunications segment sells and installs local and long distance network services. The Internet services segment provides Internet access, World Wide Web and database development and Internet training targeted solely to business customers.

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

During 1995, the Company adopted a formal plan to dispose of Utilization Management Association, Inc., a medical cost containment business. Accordingly, the results of discontinued operations and the estimated loss on disposal thereof have been reported separately from the continuing operations of the Company for fiscal 1995 and 1994 (see Note 5).

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

2.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SoftNet Systems, Inc. ("SoftNet") and its subsidiaries ("Company"). All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Credit risk is minimized as a result of the large number and diverse nature of the Company's customers. As of September 30, 1996, the Company had no significant concentrations of credit risk.



Significant Customer

For the fiscal year ended September 30, 1996, one customer, accounted for 13% of the Company's consolidated revenue. No single customer of the Company accounted for more than 10% of the Company's consolidated revenue in fiscal 1995 or 1994.

Inventories

Inventories are stated at the lower of cost or market and are comprised of purchased component parts. Cost is determined using the first-in, first-out method. The components of inventories as of September 30, 1996 and 1995 are as follows (in thousands):
                                                          1996            1995
                                                          ----            ----

         Raw materials                                $  3,154        $  3,545
         Work-in-process                                   853             410
         Finished goods                                  1,897             907
                                                         -----           -----
                                                      $  5,904        $  4,862
                                                      ========        ========

Receivables

The Company has recorded an allowance for uncollectible accounts of $371,000 and $67,000 at September 30, 1996 and 1995, respectively. No such allowance was recorded at September 30, 1994.

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

Capitalized Software Costs

Certain costs of acquired software to be sold, leased, or otherwise marketed are capitalized and amortized over the economic useful life of the related software product, which is generally five years. Net unamortized capitalized software costs, which resulted from the acquisition of Micrographic Technology Corporation ("MTC"), are included in other non-current assets and were $792,000 and $991,000 at September 30, 1996 and 1995, respectively.

Prepaid Software License

During fiscal 1996, the Company acquired an exclusive worldwide manufacturing right to certain microfilm retrieval technology in exchange for the pre-payment of fees for 250 software licenses. Accordingly, the Company has recorded a pre-paid license fee of $1.0 million in other non-current assets in the accompanying consolidated balance sheets (see Note 14).

Investments in Equity Securities

In 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 resulted in an increase to shareholders' equity in the fourth quarter of 1995 of $7.7 million upon the completion by IMNET Systems, Inc. ("IMNET") of its initial public offering of common stock. Prior to this offering, there had been no public market for this common stock. At September
30, 1995, the Company's investment in marketable equity securities has been classified as available-for-sale and as a result is stated at fair value. During fiscal 1996 the Company sold its entire holdings of IMNET and realized a gain of $ 5.7 million.

Fair Value of Financial Instruments

The fair value of the Company's debt, current and long-term, is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

Costs in Excess of Fair Value of Net Assets Acquired

The excess of costs of acquired companies over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 10 to 20 years. Amortization expense for fiscal 1996 and 1995 was $1.3 million and $471,000, respectively. During fiscal 1996 the Company wrote-off $3.6 million of net goodwill resulting from the sale of the non-application oriented interconnect business in Chicago, IL (see Note 5). Accumulated amortization at September 30, 1996 and 1995 was $943,000 and $471,000, respectively.

The Company assesses the recoverability of unamortized goodwill by reviewing the sufficiency of estimated future operating income and undiscounted cash flows of the related entities to cover the amortization during the remaining amortization period.

Revenue Recognition

Revenue from sales and installation of telephone systems, computer hardware and peripheral telephone system products is recognized for contracts over $100,000 on the percentage of completion method and on the completed contract method for all others, which does not differ materially from the percentage of completion method. Revenue from maintenance contracts covering parts and labor on existing systems is recognized on a monthly basis over the term of each contract.

Revenue from the document management segment is generated from four primary sources, including product sales, installations, royalty and on-going maintenance. Product sales and installation revenue are recognized upon shipment, installation, or final customer acceptance, depending on specific contract terms. Installation revenue is recognized on a percentage-of-completion basis. Royalty revenue is recognized monthly based upon estimated maintenance fees and is subject to verification against actual fees on a semi-annual basis. Revenue from on-going maintenance is recognized as services are completed.

Revenue from the Internet services segment is generated from initial and recurring monthly Internet access, World Wide Web and database development and Internet training. Set-up fees for Internet access customers is recognized upon completion of the service. Monthly access fees are recognized in the month of service. World Wide Web development and Internet training revenue is recognized upon completion of the service.

Research and Development

Research and development is principally incurred by the document management segment. During fiscal 1996, the Company expended $1.1 million for research and development

Income Taxes

Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which revised certain financial accounting and reporting standards for income taxes, was adopted by the Company effective October 1, 1993. The adoption of Statement No. 109 did not have a material effect on the Company's financial statements. In accordance with this financial accounting standard, the Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns. The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

Loss Per Share

Loss per share is based on the weighted average number of common shares outstanding during the periods. Common stock equivalents (outstanding options warrants and convertible securities) are not included in the computations of loss per share since their effect is anti-dilutive.

Recently Issued Accounting Standards

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Under the provisions of this statement, the fair value of stock options issued may be determined by using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. The statement also provides for valuation of nonvested stock (usually referred to as restricted stock) and employee stock purchase plans. Valuation for stock issued under these various plans using the fair value based method described above may result in compensation costs to the issuer at the grant date and is recognized over the service period, which is usually the vesting period. Reporting compensation for these plans under this statement is optional. Companies choosing not to value stock options or similar equity instruments under the fair value based method must provide pro forma disclosure amounts that reflect the difference between compensation cost included in net income and the related cost measured by the fair value based method defined in SFAS No. 123, including tax effects, if any, that would have been recognized in the income statement if the fair value based method had been used. Adoption of this statement is required for transactions entered into in years that begin after December 15, 1995.

The Company is in the process of reviewing the effects of this statement and has not decided whether or not to adopt the preferable fair value based method of accounting for stock-based compensation as it relates to the issuance of stock options.

Reclassifications

Certain reclassifications have been made in the 1995 and 1994 financial statements to conform with the 1996 presentation.




3.       Merger


On September 15, 1995, a wholly-owned subsidiary of the Company merged into Kansas Communications, Inc. ("KCI") pursuant to an Agreement and Plan of Reorganization dated March 24, 1995, by and between the Company and KCI. The KCI shareholders received 1.3 million shares of the Company's common stock in exchange for all of the outstanding shares of KCI. The business combination was accounted for as a pooling of interests and, accordingly, the operations of KCI have been included with the results of the Company for all periods presented.

KCI is a Kansas City-based company which sells and services telephone systems, third-party computer hardware and application oriented peripheral products such as voice mail, automated attendant systems, interactive voice response (IVR) and video conferencing systems.

The  following  are the net revenue from  continuing  operations  and net income
(loss) of the separate companies for the periods preceding the merger (in thousands):

                                   SoftNet
                                 Systems, Inc.          KCI            Combined
                              ----------------     ----------     -------------
   Nine months ended
   June 30, 1995 (Unaudited):
   Net sales                          $  8,285        $  7,564        $  15,849
   Net (loss) income                    (1,777)            272           (1,505)

   Fiscal year ended
   September 30, 1994:
   Net sales                                188          9,441            9,629
   Net income (loss)                    $(1,763)          $450          $(1,313)

In connection with the merger, the Company recorded transaction related charges of $648,000 in fiscal 1995. The merger costs relate to expenses incurred to consummate the transaction, including investment banking, legal and accounting fees.


4.  Acquisitions

         Milwaukee Operations of Executone Management Systems, Inc.

On December 29, 1995, the Company acquired the Milwaukee operations of Executone Information Systems, Inc. ("Executone-Milwaukee"), in a business combination accounted for as a purchase. Executone-Milwaukee sells and services proprietary voice processing systems. The purchase price of approximately $1.9 million consisted of $100,000 of cash and a note payable for $1.8 million. The note was paid in February 1996. The operations of Executone-Milwaukee have been included in the results of the Company since December 29, 1995.

As a result of the acquisition, the Company recorded costs in excess of fair value of net assets acquired of $1.8 million, an amount which is being amortized on a straight-line basis over twenty years.

         MediaCity World, Inc.

On June 21, 1996, the Company acquired MediaCity World, Inc. ("MCW"), in a business combination accounted for as a purchase. MCW is an Internet Service Provider with operations in the San Francisco Bay Area and Reno, Nevada. The purchase price consisted of 200,000 shares of the Company's common stock valued at $5.11 per share. The operations of MCW have been included in the results of the Company since June 21, 1996.

As a result of the acquisition of MCW, the Company recorded costs in excess of fair value of net assets acquired of $1.2 million, an amount which is being amortized on a straight line basis over three years.

         Communicate Direct, Inc.

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

The Company acquired all of the outstanding stock of CDI for $1.9 million, such consideration consisting of 290,858 shares of the Company's Series A Convertible Preferred Stock ("Preferred Shares") valued at $6.00 per share and cash. In April 1995, the Preferred Shares were converted into common shares on a one-for-one basis following the approval of the Company's shareholders. The acquisition price has been adjusted for settlement of an earn-out agreement and resolution of certain post-closing purchase adjustments. The cost in excess of fair value of net assets acquired incurred in connection with the acquisition of CDI of $4.2 million was originally to be amortized on a straight-line basis over ten years. During fiscal 1996, the Company sold a significant portion of the CDI business. As a result the Company wrote off the unamortized balance of the goodwill which arose from the original acquisition (see Note 5).

         Micrographic Technology Corporation

On September 15, 1995, the Company acquired Micrographic Technology Corporation ("MTC") pursuant to an Agreement and Plan of Reorganization dated March 24, 1995 in a business combination accounted for as a purchase. MTC is a designer, developer, manufacturer and integrator of comprehensive, non-paper based systems and components that enable MTC to deliver to its customers cost-effective solutions for storage, indexing and/or distribution of high-volume output data streams. The MTC shareholders' received 778,000 shares of the Company's common stock valued at $6.95 per share, $1.1 million in cash and $2.8 million principal amount of the Company's debentures. The operations of MTC have been included with the results of the Company since September 16, 1995.

The cost in excess of fair value of net assets acquired incurred in connection with the acquisition of MTC of $6.1 million is being amortized on a straight-line basis over ten years. Additionally, in connection with the acquisition of MTC, the Company incurred a one-time fourth quarter charge in fiscal 1995 of $5.0 million for the write-off of acquired in-process unproven technology.

The following unaudited pro forma summary presents information as if the acquisitions accounted for as purchases had occurred at the beginning of each fiscal year. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise (in thousands, except per share data):

                                                            Years Ended
                                                            September 30
                                                             (unaudited)
                                                  ----------------------------
                                                    1996        1995       1994
                                                    ----        ----       ----

     Net sales from continuing operations        $42,270     $40,020    $36,280
     Net loss from continuing operations            (328)     (9,175)   (10,572)
     Net loss per share                           $(0.05)     $(2.02)    $(2.03)


5.       Divestitures

Utilization Management Associates, Inc.

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

In connection with the disposition, the Company recorded loss on disposal of discontinued operations of $644,000, along with a loss from discontinued operations of $419,000 and $115,000 for the years ended September 30, 1995 and 1994, respectively. Such amounts have not been adjusted for any income tax effect given the Company's net operating loss carryfoward. At September 30, 1995, UMA represented approximately $116,000 and $53,000 of the Company's assets and liabilities, respectively. For the years ended September 30, 1995 and 1994, UMA contributed revenue of approximately $860,000 and $695,000, respectively, to the consolidated revenues of the Company.

Communicate Direct, Inc.

In June 1996, CDI sold its non-application oriented interconnect business located in the Chicago, IL metropolitan area to Next Call, Inc. ("Next Call") for a $600,000 ten year note receivable. In connection with the sale, CDI agreed to lend Next Call up to $1.0 million to fund operating losses, as defined, for the first twelve months of operations. The loan agreement required CDI to advance cash to Next Call on a monthly basis to cover operating cash short fall. Next Call was required to repay such advances when it became profitable on a cumulative basis. After the first twelve months, any amount still outstanding from Next Call shall be forgiven. As of September 30, 1996, the Company had made $189,000 in advances pursuant to this agreement. Subsequent to year-end, Next Call ceased operations.

As a result of the sale to Next Call and the uncertainty resulting from Next Call's subsequent shut down, the Company incurred an extraordinary charge of $6.1 million for the loss on the sale of this business, including the write-off of unamortized goodwill which resulted from the initial purchase of CDI in October 1994, deferred acquisition costs associated with the purchase of CDI, severance payments, inventory, leasehold improvements, the notes receivable from Next Call and all amounts loaned to the buyer. The loss resulting from the disposition of certain assets and the assumption of certain liabilities of CDI, within a two year period following a pooling of interests has been classified as an extraordinary item as required by generally accepted accounting principles. This disposition of CDI was not contemplated at the time of the pooling with KCI.

Subsequent to year-end, CDI sold its operations that support its Fujitsu maintenance base in the Chicago metropolitan area to a new company formed by John I. Jellinek, the Company's former president and chief executive officer, and Phillip Kenny, a former SoftNet director. The buyer acquired certain assets in exchange for a $209,000 promissory note and the assumption of trade payables of at least $624,000. In addition, at the closing the buyer paid off $438,000 of existing Company bank debt and entered into a sub-lease of CDI's facility in Buffalo Grove, Illinois. At the closing, the buyer merged with Telcom Midwest, LLC., and Messrs. Jellinek and Kenny and the other two shareholders of the merged company personally guaranteed obligations arising out of the promissory note, the sub-lease arrangement and the trade payables. The personal guarantees of the promissory note are several. The personal guarantees of the sub-lease are limited to $400,000 and are on a joint and several basis. The personal guarantees of trade payables are on a joint and several basis but are limited to Messrs. Jellinek and Kenny. Concurrent with this transaction, Messrs. Jellinek and Kenny resigned from the Company's board.



6.       Change in Products

In June, 1996, the Company signed an agreement to distribute Lucent Technologies, Inc. products in the Chicago, IL metropolitan area. In connection with this distribution agreement and the repositioning of its Chicago operations, the Company incurred one-time charges of $1.3 million for severance payments, asset write-downs and other.

Included in the fourth quarter 1996 results is a charge of $1.5 million for the write-down of certain software inventory resulting from the Company's decision to discontinue the distribution of certain imaging products in favor of others (see Note 14).

7.       Significant Fourth Quarter Events

Operating results in the fourth quarter of fiscal 1996 include the effects of the following:

         A. A $3.8 million gain on the sale of available-for-sale securities (see notes 2 and 14).

         B. A charge of $1.5 million related to the write-off of IMNET software inventory (see notes 6 and 14).

         C. An extraordinary charge of $1.1 million related to the sale of CDI's non-application oriented interconnect business (see note 5).

8.       Property and Equipment

Balances of major classes of fixed assets and allowances for depreciation at September 30, 1996 and 1995 are as follows(in thousands):


                                                1996               1995
                                                ----               ----

   Leasehold improvements                       $227               $845
   Furniture and fixtures                      1,630              1,300
   Vehicles                                       83                 61
   Equipment                                   1,644              1,094
                                               -----              -----
           Total                               3,584              3,300

   Less allowance for depreciation            (1,270)              (732)
        and amortization
                                              -------              ----

   Property and equipment, net                 $2,314             $2,568
                                               ======             ======

9.  Debt


       Debt is summarized as follows (in thousands):


                                                             1996         1995
                                                          --------       ------

    Revolving Credit Note with maximum borrowings of
     $9.5 million, bearing interest, payable monthly, at
     the bank's prime rate plus 1% (the bank's prime
     rate being 8.25% at September 30, 1996).  The note
     matures on October 15, 1997                            $6,099       $3,890

    9% Convertible Debentures due September 2000,
     interest payable quarterly, convertible into the
     Company's common shares at $6.75 per share              2,856        2,856

    9% Convertible Subordinated Notes due December
     1998, interest payable quarterly, subordinated to
     all other liabilities of the Company, convertible
     into the Company's common shares at $5.00 per
     share                                                      75        2,189

    6% Convertible Subordinated Debentures, due
     February 2002 with semi-annual interest payments,
     convertible into the Company's common stock at
     $8.10 per share (subject to adjustment for anti-
     dilution)                                                 780        1,800

    Bank loan dated November 20, 1995, bearing interest
     at prime plus 1%, payable monthly, principal due
     February 1, 1996                                            -        1,330

    10% Convertible Subordinated Notes due October
     1999, bearing interest, payable quarterly, at 10%
     for the first two years only and no interest
     thereafter, subordinated to all other liabilities
     of the Company, convertible into the Company's
     common shares at $4.10 per share                          300        1,250

    Promissory note due July 11, 1997, interest payable
     at maturity accruing at prime                             409            -

    Promissory  notes  due  each  November  1996
     and 1997 in  equal  payments,  interest payable
     in arrears on each principal due date accruing at 8.75%   200            -


    Bank loan dated July 10, 1995, bearing interest at
     prime plus 1%, principal and interest due in 60
     monthly payments with final payment due July 2000         391          493

    Bank loan dated April 13, 1995, bearing interest
     at prime plus 1%, principal and interest due in 48
     monthly installments with final payment due April
     1999                                                       85          113

    Bank loan dated August 25, 1995, bearing interest
     at prime plus 1%, principal and interest due in 36
     monthly installments with final payment due August
     1998                                                       74          111

    Other                                                       73            -
                                                         ---------    ---------
                                                            11,342       14,032
                                                         ---------    ---------
 Less current portion of debt                                 (744)      (1,598)
              Total long-term debt                       $  10,598    $  12,434
                                                         =========    =========

During fiscal 1996, the Company increased the maximum borrowings under its revolving credit note $3.0 million to $9.5 million. The availability under the revolving credit note is subject to revisions on a monthly basis based upon available assets (as defined). Subsequent to year end, the Company received a temporary increase in its borrowing ability whereby the Company will be able to borrow $1.0 million in excess of available assets. The temporary increase expires on January 31, 1997. The revolving credit note and the bank term loans (issued from the same bank) are collateralized by substantially all of the assets of the Company.

In connection with the issuance of the 10% Convertible Subordinated Notes, the Company issued warrants to purchase 298,000 shares of the Company's common stock exercisable for five years expiring in 1999 at an exercise price of $6.875 per share.

During fiscal 1996, holders of 6%, 9% and 10% convertible subordinated notes converted $4.1 million face amount of notes into 781,000 shares of the Company's common stock. An additional $100,000 of 10% notes were converted into 24,000 shares of the Company's common stock after year end.

In October 1994, in order to extend the maturity of $745,000 of Senior Subordinated notes, the Company issued warrants to purchase 89,000 shares of the Company's common stock at prices ranging from $6.125 to $7.875 (market price at the end of each month during the period the notes were extended). As of April 1, 1995, the $450,000 of notes were repaid and the remaining principal of $295,000 together with accrued interest thereon, was exchanged for the 9% Convertible Subordinated Notes described above.

In connection with the acquisition of MTC, the Company issued $2.9 million of its 9% Convertible Subordinated Debentures (the "MTC 9% Debentures") due September 2000. The MTC 9% Debentures are subordinated to senior indebtedness of the Company and are convertible after September 15, 1996, into the Company's common stock at $6.75 per share. The MTC 9% Debentures may be prepaid by the Company in whole or in part at 102% of face value through September 15, 1997, and at face value thereafter.

Also in connection with the acquisition of MTC, the Company assumed $1.8 million of 6% Convertible Subordinated Secured Debentures (the "Debentures") due February 2002. The Debentures are convertible into the Company's common stock at $8.10 per share. The Debentures are subject to redemption at the option of the Company at face value, provided, however, that the Company issues common stock purchase warrants to purchase the same number of shares as would have been issuable if the Debentures were converted. During fiscal 1996, certain holders of the debentures converted $1.0 million face amount Debentures into 126,000 shares of the Company's common stock.

Subsequent to year-end, the Company sold certain assets of its telecommunications segment for cash, a note receivable and the assumption of certain liabilities. The Company used the proceeds from the sale to retire certain bank loans in the principal amount of $438,000 plus accrued interest (see note 5).

Aggregate maturities of long-term debt for each of the next five fiscal years are as follows (in thousands):

                    1997      $   744
                    1998        6,380
                    1999          198
                    2000        3,240
                    2001            -
                    2002          780


10.      Sale of Common Stock

On October 26, 1994, the Company sold 200,000 shares of its common stock in a Regulation S offering at $4.00 per share. In connection with the sale of common stock, the Company incurred fees of $90,000 and issued warrants to purchase 250,000 shares of its common stock exercisable for five years at an exercise price of $6.875 per share (fair market value at the date of grant).

11.      Capitalized Lease Obligations and Other Lease Commitments

The Company leases computer equipment and certain other office equipment under leases which are capital in nature. The Company has net assets of $520,000 and $320,000 under these capital leases as of September 30, 1996 and 1995, respectively.

The Company has entered into operating leases for office space and manufacturing facilities. These leases provide for minimum rents. These leases generally include options to renew for additional periods. The Company's rent expense for the years ended September 30, 1996, 1995 and 1994 was $755,000, $282,000 and
$100,000, respectively.

The aggregate amount of the lease payments under capital and operating leases for each of the five fiscal years ending September 30 is as follows (in thousands):

                                                Capital           Operating
                                                 leases              leases
                                           -------------      --------------

           1997                                    $227                $832
           1998                                     111                 569
           1999                                      45                 289
           2000                                      23                 250
           2001                                      10                 111
                                           -------------      --------------
           Total minimum
           lease payments                           416              $2,051
                                                              ==============

           Amount representing
           interest                                (65)
                                           -------------

           Present value of net
           minimum payments                         351
           current portion                        (187)
                                           -------------

           Capital lease obligation                $164
                                           =============

Subsequent to year-end, the Company sublet its remaining obligation for leased space in Buffalo Grove, Illinois. As a result, the Company has decreased its minimum operating lease commitments by approximately $505,000 from 1997 through 2001.

12.      Income Taxes

The Company's provision for income taxes in fiscal 1995 and 1994 relates exclusively to the operations of KCI, for tax liabilities incurred by KCI prior to the merger with the Company.

The components of the provision for income taxes are as follows for the fiscal years ending September 30 (in thousands):

                                   1996              1995                1994
                                   ----              ----                ----
 Current
 Federal                           $  -            $  113              $  321
 State                                -                23                  64
                             -----------     -------------      --------------
 Total current                        -               136                 385
                             -----------     -------------      --------------

 Deferred
 Federal                              -              (10)                 (7)
 State                                -               (2)                 (1)
                             -----------     -------------      --------------
 Total deferred                       -              (12)                 (8)
                             ===========     =============      ==============
                                  $   -            $  124              $  377
                             ===========     =============      ==============

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred
taxes at  September  30 and the  approximate  tax effects   are as  follows (in
thousands):

                                                              1996                             1995
                                                  -------------------------         ---------------------
                                                   TEMPORARY            TAX          TEMPORARY        TAX
                                                  DIFFERENCE         EFFECT         DIFFERENCE     EFFECT

      Securities received in settlement of
        related party receivable                     $    -         $    -         $  2,400        $  816
      Capital loss carryforward                           -              -              722           245
      Reserve for the write-off of
        discontinued operations                           -              -              544           185
      Inventory and other operating reserves           1,240           422              387           132
      Allowance for doubtful accounts                    541           184              104            35
      Reserve for note receivable                        624           212               -             -
      Unpaid accruals                                    794           270               77            26
      Reserve for lease termination                       75            26              250            85
      Deferred revenue                                 1,369           465               14             5
      Other                                               (9)           (3)              72            24
      Net operating loss carryforwards                 7,854         2,670           10,990         3,737
                                                                    ------                         ------
                Total deferred tax asset                             4,246                          5,290
                                                                                                   ------
       Unrealized appreciation of available-
         for-sale securities                                            -            (7,738)       (2,631)
                                                                                                   ------
       Total deferred tax liabilities                                   -                          (2,631)
                                                                                                   ------
       Valuation allowance                                          (4,246)                        (2,659)
                                                                   -------                         ------
       Net deferred tax asset                                    $       -                       $      -
                                                                ==========                      =========


A valuation allowance was recorded as a reduction to the deferred tax assets due to the uncertainty of the ultimate realization of future benefits from such deferred taxes.

Net operating loss carryforwards of approximately $7.9 million are available as of September 30, 1996 to be applied against future taxable income. In addition, net operating loss carryforwards of approximately $750,000 acquired in connection with the acquisition of MTC are available to reduce recorded goodwill when utilized. The net operating loss carryforwards expire between 1999 and 2009 and are subject to certain annual limitations as a result of the changes in equity ownership.

13.      Stock Options and Warrants

During fiscal 1995 the Company adopted the 1995 Long Term Incentive Plan (the "1995 LTIP") whereby the Company, under the direction of the committee appointed by the Board of Directors, can grant a variety of stock-based compensation awards. The Company has reserved 600,000 shares for issuance under the plan. Outstanding options and warrants to purchase shares of common stock at September 30, 1996, 1995 and 1994 were as follows (in thousands, except price per option data):


                                            Shares             Price per option
                                     -------------             ----------------

Outstanding at September 30, 1993              383                     $  1.750
   Granted                                     357                  1.750-6.125
   Canceled                                      -                            -
   Expired                                       -                            -
   Exercised                                   (10)                       1.750
                                     -------------

Outstanding at September 30, 1994              730                  1.750-6.125
   Granted                                     924                  1.750-8.500
   Canceled                                     (4)                      4.0429
   Expired                                       -                            -
   Exercised                                  (100)                       1.750
                                     -------------

Outstanding at September 30, 1995            1,550                  1.750-8.500
   Granted                                     574                 8.125-10.000
   Canceled                                   (542)                 6.500-8.250
   Expired                                       -                            -
   Exercised                                   (13)                       1.750
                                     -------------

Outstanding at September 30, 1996            1,569           $  1.750-$  12.750
                                     =============


Shares available under the Plan were 303,000 and 600,000 at September 30, 1996 and 1995, respectively. As of September 30, 1996, 1995 and 1994, there were 1.2 million, 1.3 million and 729,000 exercisable options, and warrants, respectively.

During fiscal 1996, the Board of Directors elected to reduce the exercise price on 117,000 options from $12.75 to $8.25 per share, the market price on the day the board took such action. In addition, subsequent to year-end the Board of Directors elected to reduce the exercise price on 297,000 options from $8.25 to $4.94 per share, the market price on the day the board took such action.

During fiscal 1995, the Company granted, subject to shareholder approval, 150,000 options to its chairman at $6.50 per share when the market price was $12.75 per share. Had the shareholders approved the option grant, the Company would have recorded $1.1 million of compensation expense over the three year vesting period. At the election of the Company's chairman, the options were withdrawn from consideration by the shareholders and, therefore, never approved. Accordingly, no compensation expense was recorded during fiscal 1996 related to this grant.

Subsequent to year-end, the Board of Directors elected to increase the shared reserved for the 1995 LTIP to 1.5 million shares. The increase in the shares reserved is subject to shareholder approval.


14.      Related Party Transactions

As of September 30, 1994, the Company was owed $4.2 million plus accrued interest by Ozite Corporation (Ozite). A director of the Company and the former Chairman of the Board held substantial interests in Ozite. Due to uncertainties about collecting these funds, the receivable from Ozite was written off and charged against earnings in 1991, and, accordingly no amount related to this receivable is recorded on the Company's consolidated financial statements.

On July 26, 1995, Ozite shareholders approved a merger of Ozite with Pure Tech with Pure Tech being the surviving corporation. As a condition of the merger, Ozite was required to secure a general release from the Company and to surrender certain securities in satisfaction of the amount owed to the Company. As a result, the Company received 311,000 shares of Pure Tech common stock, 267,000 shares of Artra Group Incorporated (ARTRA) Common Stock and 932 shares of Artra Preferred Stock. Subsequently, the Company sold all 311,000 shares of Pure Tech for net proceeds of $1.0 million, which was recorded as a capital contribution during fiscal 1995. During fiscal 1996, the remaining securities were sold for net proceeds of $815,000, which was recorded as a capital contribution.

Subsequent to year-end, CDI sold its operations that support its Fujitsu maintenance base in the Chicago metropolitan area to a new company formed by John I. Jellinek, the Company's former president and chief executive officer, and Phillip Kenny, a former SoftNet director. The buyer acquired certain assets in exchange for a $209,000 promissory note and the assumption of trade payables of at least $624,000. In addition, at the closing the buyer paid off $438,000 of existing Company bank debt and entered into a sub-lease of CDI's facility in Buffalo Grove, Illinois. At the closing, the buyer merged with Telcom Midwest, LLC., and Messrs. Jellinek and Kenny and the other two shareholders of the merged company personally guaranteed obligations arising out of the promissory note, the sub-lease arrangement and the trade payables. The personal guarantees of the promissory note are several. The personal guarantees of the sub-lease are limited to $400,000 and are on a joint and several basis. The personal guarantees of trade payables are on a joint and several basis but are limited to Messrs. Jellinek and Kenny. Concurrent with this transaction, Messrs. Jellinek and Kenny resigned from the Company's board. The transaction was approved by the disinterested members of the Company's board.

In June 1996, the Company acquired the exclusive worldwide manufacturing rights to IMNET MegaSAR Microfilm Jukebox and completed and amended its obligations under a previous agreement. In addition to becoming the exclusive manufacturer of the MegaSAR for IMNET, the Company will further integrate the device into its current product offering. The Company issued a $2.9 million note for prepaid license fees, software inventory, the manufacturing rights, and certain other payables. Approximately $2.5 million was paid on this note during the fourth quarter of fiscal 1996. The Company has a receivable from IMNET of $176,000.

During the fourth quarter of fiscal 1996, the Company decided to discontinue distributing the IMNET microfilm retrieval software in favor of another software developer's product. As a result, the Company recorded a one-time charge of $1.5 million to write off software inventory which is included under the caption costs associated with change in product lines and other in the accompanying consolidated statements of operations. Since the acquisition of the manufacturing rights from IMNET, the Company has been unable to successfully transfer all of the technical and manufacturing know-how. The Company is currently negotiating with IMNET to either complete the transfer or seek an alternative solution.

During fiscal 1996, the Company sold its entire holdings in IMNET for net proceeds of $7.7 million. Accordingly, the Company recorded a gain on sale of the securities of $5.7 million.

15.      Supplemental Cash Flow Information


                                              1996         1995         1994
                                            ---------    ---------    ---------
                                                        (in thousands)
Cash paid during the year for :
     Interest                                  $1,730         $465          $69
     Income taxes                                   -          194          161

Non-cash investing and financing activities:
     Common stock issued for acquisitions       1,020        7,931            -
     Securities   received  in  settlement
         of  $4,150,000  related  party
         receivable, at net realized value          -        1,027            -
     Convertible subordinated debt issued
         for acquisitions                           -        2,856            -
     Common stock issued for the conversion
         of subordinated notes                  4,077        1,630            -
     Conversion of Senior Notes and accrued
         interest to 9% Convertible Notes           -          309            -
     Equipment acquired by capital lease           89          332           50


16.      Segment Information

The Company operates principally in three industry segments: document management, telecommunications and Internet services. The Company's acquisition of MTC in September, 1995, significantly broadened its operations in the document management industry. Prior to the acquisition, the Company's document management operations were immaterial, and accordingly, are not presented for fiscal 1994. Although the Company acquired MCW, an Internet service provider, in June of 1996, its revenue and results of operations in fiscal 1996 are immaterial.

(In thousands)

                                              As of and for the Years Ended September 30,
                                        -------------------------------------------------------
                                           1996                 1995                 1994
                                        ------------        -------------        --------------
           Net Sales
           Document Management            $  19,417             $  1,112                 $   -
           Telecommunications                21,803               20,140                 9,441
           Other                                167                    -                   188
                                        ------------        -------------        --------------
                                          $  41,387            $  21,252              $  9,629
                                        ============        =============        ==============

           Loss from continuing
           operations before income
           taxes and extraordinary item
           Document Management             $  (227)  (a)      $  (6,325)  (b)            $   -
           Telecommunications               (1,812)  (c)         (1,116)  (d)              827
           Other                              2,003  (e)         (1,027)               (1,762)
                                        ------------        -------------        --------------
                                            $  (36)           $  (8,468)              $  (935)
                                        ============        =============        ==============

           Identifiable Assets
           Document Management              $14,426              $11,262                    $-
           Telecommunications                 8,706               11,911                 2,846
           Corporate                          1,134               12,223                 2,801
           Other                               1302                    -                     -
                                        ------------        -------------        --------------
                                          $  25,586            $  35,396              $  5,647
                                        ============        =============        ==============

           Depreciation and
           Amortization Expense
           Document Management                 $958                 $139                    $-
           Telecommunications                   623                  628                    84
           Corporate                            306                   55                    79
           Other                                110                    -                     -
                                        ------------        -------------        --------------
                                           $  1,997               $  822                $  163
                                        ============        =============        ==============

           Capital Expenditures
           Document Management              $   614                $   2                 $   -
           Telecommunications                   242                1,084                    98
           Corporate                            100                  332                    75
           Other                                 17                    -                     -
                                        ------------        -------------        --------------
                                             $  973             $  1,418                $  173
                                        ============        =============        ==============

     (a) Includes $1.5 million charge for costs associated with change in products
     (b) Includes $5.0 million charge for the write-off of acquired in-process unproven technology
     (c)  Includes $700,000 charge for costs associated with change in products
     (d)  Includes $472,000 of costs related to acquisitions
     (e)Includes $5.7 million gain on sale of available-for-sale securities

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.   Directors and Executive Officers of Registrant

The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1997 under the caption "Election of Directors" and "Executive Officers of the Company", which information is hereby incorporated herein by reference.

The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1997 under the caption "Compliance with Section 16(a) of the Exchange Act," which information is hereby incorporated herein by reference.

Item 11.   Executive Compensation

The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1997 under the caption "Executive Compensation" and under the caption "Board of Directors", which information is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1997 under the caption "Securities Beneficially Owned by Principal Shareholders and Management", which information is hereby incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions

The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1997 under the caption "Certain Relationships and Related Transactions", which information is hereby incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

         1.    Financial Statements

               See  Index  to  Financial   Statements  and  Financial  Statement
               Schedules on page __ of this report.

         2.    Financial Statement Schedules
                                                                           Page
               Included in Part IV of this Form 10-K are the following:

               Report of Independent Accountants on Financial
                     Statement Schedule                                     ___

               Financial  Statement Schedule for the Three Years
                     Ended September 30, 1996                               ___

               II - Valuation Accounts and Reserves                         ___


         3.    Exhibits

               See Index to Exhibits on page __ of this report.


         REPORTS ON FORMS 8-K.

               No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. SOFTNET SYSTEMS, INC.

                                     SOFTNET SYSTEMS, INC.


                                     By:  /s/ John J. McDonough
                                          John J. McDonough
                                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature               Title                            Date


   /s/ John J. McDonough  Chairman of the Board of         January 13, 1997
  John J. McDonough       Directors, Chief Executive
                          Officer and Director
                          (Principal Executive Officer)


  /s/ A.J.R. Oosthuizen   President, Chief Operating       January 13, 1997
  A.J.R. Oosthuizen       Officer and Director


  /s/ Martin A. Koehler   Vice President - Finance         January 13, 1997
  Martin A. Koehler       (Principal Financial Officer
                          and Principal Accounting Officer)


  /s/ Ian B. Aaron        Director                         January 13, 1997
  Ian B. Aaron


  /s/ John G. Hamm        Director                         January 13, 1997
  John G. Hamm


  /s/ Ronald I. Simon     Director                         January 13, 1997
  Ronald I. Simon

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
   Shareholders of SoftNet Systems, Inc.


Our report on the consolidated fiancial statements of SoftNet Systems, Inc. and Subsidiaries is included on page __ of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page __ of this Form 10-K

In our opinion, the finacial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, represent fairly, in all material aspects, the information required to be included therein.




                                             COOPERS & LYBRAND, L.L.P.



Chicago, Illinois
January 14, 1997

                                                                    Schedule II


                        Valuation and Qualifying Accounts
                                 (in thousands)


Allowance for
Doubtful Accounts

                    Beginning                                      Ending
                     Balance    Expensed  Deductions               Balance
                    ---------   --------  ----------               -------
10/01/95               $  342     $  347      $  318   09/30/96     $  371

10/01/94                   64        321          43   09/30/95        342

10/01/93                   59          5           -   09/30/94         64

                               INDEX TO EXHIBITS

Exhibits included herein:

EXHIBIT 2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

                  2.1 PURCHASE AGREEMENT dated as of December 31, 1995, by and between EXECUTONE INFORMATION SYSTEMS, INC., a Virginia corporation and Kansas Communications, Inc.

                  2.2 ASSET PURCHASE AGREEMENT dated as of the 17th day of June, 1996, by and between Extreme Communications, Inc., an Illinois corporation, Communicate Direct, Inc., an Illinois corporation, and SoftNet Systems, Inc., a New York corporation.

                  2.3 AGREEMENT FOR THE PURCHASE AND SALE OF CERTAIN OF THE ASSETS OF COMMUNICATE DIRECT, INC. made as of the 9th day of December, 1996, by and between NEWTEL BUFFALO GROVE, INC., an Illinois corporation and COMMUNICATE DIRECT, INC., an Illinois corporation and a wholly-owned subsidiary of SoftNet Systems, Inc., a New York Corporation
                            .


EXHIBIT 3         Articles of Incorporation and By-Laws

                  3.1 Amended and Restated Articles of Incorporation of the Registrant as filed in the Department of State of New York on April 4, 1996.


EXHIBIT 10        Material Contracts


                  10.1 EMPLOYMENT AGREEMENT , dated this 16th day of October, 1996, by and between SOFTNET SYSTEMS, INC., a New York corporation , Kansas Communications, Inc., a Kansas corporation, and DALE H. SIZEMORE, JR.

                  10.2 MANUFACTURING AND DISTRIBUTION LICENSE AGREEMENT, dated July 12, 1996 by and among IMNET Systems, Inc., a Delaware corporation, having its principal place of business in Atlanta, Georgia , SoftNet Systems, Inc., a New York corporation, having its principal place of business in Lake Forest, Illinois and SoftNet's wholly-owned subsidiary, Micrographic Technology Corporation, a Delaware corporation having its principal place of business in Mountain View, California.

                  10.3 LOAN MODIFICATION AGREEMENT made and entered into this 14th day of March, 1996, by and between SOFTNET SYSTEMS, INC., a New York Corporation, COMMUNICATE DIRECT, INC., an Illinois Corporation , MICROGRAPHIC TECHNOLOGY CORPORATION, a Delaware Corporation, KANSAS COMMUNICATIONS, INC., a Kansas Corporation and WEST SUBURBAN BANK.

                  10.4      LOAN MODIFICATION  AGREEMENT  (EXTENSION OF MATURITY
                            DATE) made and entered into this 15th day of November, 1996, by and between SOFTNET SYSTEMS, INC., a New York Corporation, COMMUNICATE DIRECT, INC., an Illinois Corporation , MICROGRAPHIC TECHNOLOGY CORPORATION, a Delaware Corporation , KANSAS COMMUNICATIONS, INC., a Kansas Corporation and WEST SUBURBAN BANK.

                  10.5 LOAN MODIFICATION AGREEMENT (TEMPORARY INCREASE OF BORROWING BASE LIMITATIONS) made and entered into this 20th day of November, 1996, by and between SOFTNET SYSTEMS, INC., a New York Corporation , COMMUNICATE DIRECT, INC., an Illinois Corporation , MICROGRAPHIC TECHNOLOGY CORPORATION, a Delaware Corporation , KANSAS COMMUNICATIONS, INC., a Kansas Corporation and WEST SUBURBAN BANK.


                  10.6 LOAN MODIFICATION AGREEMENT (MODIFICATION OF BORROWING BASE DEFINITION) made and entered into this 27th day of November, 1996, by and between SOFTNET SYSTEMS, INC., a New York Corporation , COMMUNICATE DIRECT, INC., an Illinois Corporation, MICROGRAPHIC TECHNOLOGY CORPORATION, a Delaware Corporation, KANSAS COMMUNICATIONS, INC., a Kansas Corporation and WEST SUBURBAN BANK.

EXHIBIT 21        Subsidiaries

EXHIBIT 27        Financial Data Schedule

Exhibits incorporated herein by reference:


EXHIBIT 2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

                  2.1 Agreement and Plan of Reorganization, dated October 28, 1994 by and among SoftNet Systems, Inc., CDI Acquisition Corp., Communicate Direct, Inc., Marc Zionts and Ian Aaron.(b)

                  2.2 Agreement and Plan of Reorganization dated March 24, 1995 among SoftNet Systems, Inc., KCI Acquisition Corp., Kansas Communications, Inc., Sizemore Enterprises and Gerald Tousey and Cleo Tousey
                            (attached as Appendix I to the Proxy Statement/Prospectus included in the Registration Statement on Form S-4, as amended, Registration Number 33-95542). The registrant will furnish supplementally a copy of all omitted Exhibits and Schedules to Exhibit 2.2 upon the request of the Commission. Incorporated by reference to Appendix I to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.

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

EXHIBIT 3         Articles of Incorporation and By-Laws

                  3.2 By-Laws of the Company included in Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993.

EXHIBIT 10        Material Contracts

                  10.1 Loan and Security Agreement, dated September 15, 1995, by and between West Suburban Bank and SoftNet Systems, Inc. (a)

                  10.2 Revolving Credit Note, dated September 15, 1995, in the original principal amount of $6,500,000 from SoftNet Systems, in favor of West Suburban Bank (a)

                  10.3      SoftNet Systems, Inc. 1995 Long Term Incentive Plan.
                            (a)

                  10.4 SoftNet Systems, Inc. Stock Option Agreement (Non-Plan) dated as of September 15, 1995 by and between SoftNet Systems, Inc. and John J. McDonough.
                            (a)

                  10.5      SoftNet   Systems,   Inc.  Stock  Option   Agreement
                            (Non-Plan) dated as of June 12, 1995 by and between SoftNet Systems, Inc. and Martin A. Koehler. (a)

                  10.6 Registration Rights Agreement dated September 15, 1995 by and among R.C.W. Mauran, A.J.R. Oosthuizen and SoftNet Systems, Inc. (a)

                  10.7 Employment Agreement dated September 15, 1995 by and among A.J.R. Oosthuizen, SoftNet Systems, Inc. and Micrographic Technology Corporation. (a)

                  10.8 SoftNet Systems, Inc. Employee Stock Option Plan for employees of Micrographic Technology Corporation.
                            (a)

                  10.9      Form  of  SoftNet   Systems,   Inc.  9%  Convertible
                            Subordinated Debentures due 2000. (a)

                  10.10     $660,000 principal amount of Micrographic Technology
                            Corporation  6%  Convertible   Subordinated  Secured
                            Debentures due 2002 issued to R.C.W. Mauran. (a)

                  10.11 Escrow Agreement dated September 15, 1995 by and among SoftNet Systems, Inc., R.C.W. Mauran, A.J.R. Oosthuizen and Mellon Bank, N.A. (a)

                  10.12 Form of Stock Purchase Agreement executed by SoftNet Systems, Inc. and U.S. 6-10 Small Company Series of the DFA Investment Trust Company, U.S. 9-10 Small Company Portfolio of DFA Investment Dimensions Group Inc., DFA Group Trust-The 6-10 Subtrust, DFA Group Trust-Small Company Subtrust. (a)

                  10.13 Employment Agreement, dated October 28, 1994, by and between Communicate Direct, Inc. and Ian Aaron. (b)

                  10.14 Registration Rights Agreement, dated as of October 28, 1994, by and among SoftNet Systems, Inc., Marc Zionts and Ian Aaron. (b)

                  10.15 Registration Rights Agreement, dated as of October 28, 1994, by and among SoftNet Systems, Inc., Forsythe/McArthur Associates, Inc., BWJ Partnership, Willard Aaron and D&K Stores, Inc. (b)

                  10.16 Registration Rights Agreement, dated as of November 1, 1994, by and among SoftNet Systems, Inc., Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership I. (b)

                  10.17 Note and Warrant Purchase Agreement, dated as of November 1, 1994, by and among SoftNet Systems, Inc., Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership I.
                            (b)

                  10.18 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated November 1, 1999, in the original principal amount of $150,000 from SoftNet Systems, Inc. in favor of Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership I. (b)

                  10.19 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 31, 1999 held by Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership (b)

                  10.20 Note and Warrant Purchase Agreement, dated as of October 28, 1994, by and between SoftNet Systems, Inc. and D&K Stores, Inc. (b)

                  10.21 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated October 26, 1994, in the original principal amount of $200,000 from SoftNet Systems, Inc. in favor of D&K Stores, Inc. (b)

                  10.22 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1999 held by D&K Stores, Inc.
                            (b)

                  10.23 Note and Warrant Purchase Agreement, dated as of October 28, 1994, by and between SoftNet Systems, Inc. and Willard Aaron. (b)

                  10.24 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated October 26, 1994, in the original principal amount of $100,000 from SoftNet Systems, Inc. in favor of Willard Aaron. (b)

                  10.25 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1999 held by Willard Aaron. (b)

                  10.26 Note and Warrant Purchase Agreement, dated as of October 28, 1994, by and between SoftNet Systems, Inc. and BWJ Partnership. (b)

                  10.27 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated October 26, 1994, in the original principal amount of $100,000 from SoftNet Systems, Inc. in favor of BWJ Partnership. (b)

                  10.28 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1994 held by BWJ Partnership.
                            (b)

                  10.29 Note and Warrant Purchase Agreement, dated as of October 28, 1994, by and between SoftNet Systems, Inc. and Forsythe/McArthur Associates, Inc. (b)

                  10.30 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated October 26, 1994, in the original principal amount of $500,000 from SoftNet Systems, Inc. in favor of Forsythe/McArthur Associates, Inc.
                            (b)

                  10.31 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1999 held by Forsythe/McArthur Associates, Inc. (b)

                  10.32 Note and Warrant Purchase Agreement, dated as of November 1, 1994, by and between SoftNet Systems, Inc. and Joseph Rich. (b)

                  10.33 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated November 1, 1994, in the original principal amount of $200,000 from SoftNet Systems, Inc. in favor of Joseph Rich. (b)

                  10.34 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 31, 1999 held by Joseph Rich. (b)

                  10.35 SoftNet Systems, Inc. Subscription Agreement, dated October 27, 1994, by and between SoftNet Systems, Inc. and Compania Di Investimento Antillianna. (b)

                  10.36 Common Stock Purchase Warrant expiring October 27, 1999 held by Compania Di Investimento Antillianna.
                            (b)

                  10.37 Off Shore Securities Subscription Agreement, dated October, 1994, by and between SoftNet Systems, Inc. and Coutts & Co., A.G., acting in its capacity as agent for non-U.S. persons. (b)

                  10.38     Employment   Agreement   dated  September  15,  1995
                            between Dale H. Sizemore, Jr. and SoftNet Systems, Inc. (a)

                  10.39 Form of SoftNet Systems, Inc. Common Stock Purchase Warrant. (a)

                  10.40     Form of SoftNet Systems, Inc. Promissory Note. (a)

                  10.41     Form  of  SoftNet   Systems,   Inc.  Note  Extension
                            Agreement. (a)

                  10.42 Form of SoftNet Systems, Inc. Warrant to Purchase Common Stock granted to holders of SoftNet Systems, Inc. Promissory Notes. (a)

                  10.43     Form of 9% Convertible Subordinated Note. (c)

                  10.44 Stockholders Agreement dated March 24, 1995 among SoftNet Systems, Inc., A.J.R. Oosthuizen and R.C.W. Mauran. (c)

                  10.45 First Amendment dated September 15, 1995 to Stockholders Agreement dated March 24, 1995 among SoftNet Systems, Inc., A.J.R. Oosthuizen and R.C.W. Mauran. (a)

                  10.46 Stock Exchange Agreement dated December 17, 1992 between SoftNet Systems, Inc. and Jelken Corp. (a)

                  10.47 Option to Purchase Shares of SoftNet Systems, Inc. dated July 4, 1995, expiring July 31, 1997 granting John I. Jellinek the right to acquire 200,000 shares of SoftNet Systems, Inc. common stock. (a)

                  10.48 Form of Indenture between SoftNet Systems, Inc. and U.S. Trust Company of California, as Trustee, including Form of Note, relating to the 9% Debentures. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.

                  ---------------------------

                  (a) Incorporated by reference to exhibits of equivalent number to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

                  (b) Incorporated by reference to exhibits of equivalent number to the Company's Current Report on Form 8-K dated October 31, 1994.

                  (c) Incorporated by reference to exhibits of equivalent number to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.