Form 10-K/A
period 1996-09-30
SOFTNET SYSTEMS INC
filed 1997-01-28
CIK 97196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A

                               AMENDMENT NO. 1
(Mark One)

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


Documents Incorporated by Reference:

          None

PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth certain information concerning the Board of Directors, and the executive officer not serving on the Board of Directors:



Name and Age                Principal Occupation and Other Information
-----------------------     ----------------------------------------------------
DIRECTORS:


John J. McDonough  (60)     Director  since  1995.  Chairman of the Board of the
                            Company since July 1995. Chief Executive  Officer of
                            the Company since September 1996. Vice Chairman from
                            July  1993  to  October  1995  and  Chief  Executive
                            Officer from July 1993 to February  1995 of Dentsply
                            International Inc. (dental  products).  Chairman and
                            Chief  Executive   Officer  of  GENDEX   Corporation
                            (dental  products)  from  April  1983 to June  1993.
                            Director  of AMRESCO,  Inc.,  Applied  Power,  Inc.,
                            Lunar Corporation, Plexus Corporation,
                            and Newell Co.


Ian B. Aaron (36)           Director  since 1994.  President of MediaCity  World
                            Inc. since June 1996 and Chief  Information  Officer
                            of the  Company  from  January  1996 to  June  1996.
                            Executive Vice  President of Systems  Development of
                            Communicate   Direct,  Inc.  from  October  1994  to
                            January 1996 and  President of  Communicate  Direct,
                            Inc. from 1988 to October 1994.


John G. Hamm (58)           Director  since 1985.  Executive  Vice  President of
                            ARTRA Group Incorporated  (flexible packaging) since
                            1988.   Director   from   1984  to  1994   and  Vice
                            President-Finance   from   1990  to  1994  of  Ozite
                            Corporation (textiles, hose and tubing). Director of
                            Plastic    Specialties   and   Technologies,    Inc.
                            (textiles,  hose and  tubing)  from 1993 to  January
                            1996.


A.J.R. Oosthuizen (61)      Director since 1995.  President and Chief  Operating
                            Officer  of  the  Company  since   September   1996.
                            President   and   Chief    Executive    Officer   of
                            Micrographics  Technology  Corporation  since  March
                            1989.


Ronald I. Simon (58)        Director since 1995. President of Ronald Simon, Inc.
                            (financial   consulting)  since  1974.  Chairman  of
                            Sonant   Corporation   (interactive  voice  response
                            equipment)  since  April  1993.  Director of Citadel
                            Corporation (real estate investment company).
EXECUTIVE OFFICER:


Martin A. Koehler (33)      Vice  President-Finance  and Chief Financial Officer
                            of the Company since June 1995. Manager from 1991 to June 1995 and Senior Auditor from 1990 to 1991 at
                            Arthur Andersen LLP (public accounting firm).

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any person holding more than ten percent of the Company's Common Stock are required to report their ownership of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "Commission") and any exchange or quotation system on which the Common Stock is listed or quoted. Specific due dates for these reports have been established and the Company is required to report in this Form 10-K any failure to file by these dates. During the fiscal year ended September 30, 1996, to the knowledge of the Company, all of these filing requirements were satisfied by its directors and officers, except Mr. McDonough failed to file his Form 5 on a timely basis. In making these statements, the Company has relied on the written representations of its directors and officers and copies of the reports that they have filed with the Commission. The Company does not have any ten percent shareholders.


Item 11. EXECUTIVE COMPENSATION


      The following table presents information with respect to all compensation awarded or paid to, or earned, during each of the last three fiscal years for services rendered to the Company and its subsidiaries, by (i) Mr. McDonough, the Company's Chief Executive Officer, (ii) Mr. Oosthuizen, Mr. Koehler, and Mr. Aaron, the Company's only executive officers earning in excess of $100,000 during fiscal 1996, and (iii) Mr. Jellinek, the Company's former President and Chief Executive Officer.

                           Summary Compensation Table
                                                             Long-Term
                                                             Compensation
                                                             ------------
                                      Annual Compensation    Securities
Name and Principal         Fiscal     --------------------   Underlying
Position                    Year      Salary($)   Bonus($)   Options (#)
-------------------------  ------     ---------  ---------   ------------

John J. McDonough (1)       1996        $52,500      -         50,000
  Chairman of the Board &   1995           -         -           -
  Chief Executive Officer   1994           -         -           -

A.J.R. Oosthuizen (2)       1996        200,000    80,000      31,000
  President and Chief       1995          7,700      -           -
  Operating Officer         1994           -         -           -

Martin A. Koehler (2)       1996        104,800      -           -
  Vice President - Finance  1995         30,770      -         25,000
  & Chief Financial Officer 1994           -         -           -

Ian B. Aaron (2)            1996        189,000      -         31,000
  President of              1995        146,000      -           -
  MediaCity World, Inc.     1994           -         -           -

John I. Jellinek (3)        1996        200,000      -         55,000
  Former President &        1995        161,807      -           -
  Chief Executive Officer   1994        145,835      -           -


-----------------


(1) Mr. McDonough was not employed by the Company in fiscal 1995 or 1994. Mr. McDonough's annual compensation for fiscal 1996 was set at 60,000. Effective July 1, 1996 Mr. McDonough voluntarily reduced his compensation to an annual amount of $30,000. In addition, effective September 18, 1996, Mr. McDonough has deferred the cash payment of his salary.

(2) Messrs. Oosthuizen, Koehler, and Aaron were not employed by the Company in fiscal 1994.

(3) On September 11, 1996, Mr. Jellinek resigned from all of his executive positions with the Company. On December 6, 1996, Mr. Jellinek resigned from the Company's Board of Directors

      The following tables present the number of stock options granted to the Named Executive Officers during fiscal 1996, and information reguarding stock option exercises and, exercisable and unexercisable options held by the Named Executive Officers as of September 30, 1996.

                          Option Grants in Fiscal 1996


                                           Individual Grants                                        Potential Realizable
                    -----------------------------------------------------------------------------   Value at Assumed
                                            Percent of Total                                        Annual Rates of Stock Price
                     Number of Securities   Options granted       Exercise or                       Appreciation for Option Term
                          Underlying          to employees        Base Price                        ----------------------------
                      Options Granted(#)     in fiscal year      ($/Share)(1)     Expiration Date     5% ($)(1)      10% ($)(1)
-------------------  --------------------   ----------------    --------------    ---------------   ------------     -----------
John J. McDonough           50,000                 18%                $ 4.94           2/28/06       $ 155,000       $ 394,000
A.J.R. Oosthuizen           31,000                 10%                $ 4.94          10/05/05          96,000         244,000
Martin A. Koehler              -                    -                    -               -                   -               -
Ian B. Aaron                31,000                 10%                $ 4.94          10/05/05          96,000         244,000
John I. Jellinek (2)           -                    -                    -               -                   -               -

Non-Executive Officer
  Employee Group           185,000                 62%                $ 4.94           various         575,000       1,456,000


(1) The stock options were granted on various dates during fiscal 1996 at exercise prices ranging from $12.75 per share to $8.25 per share (the market price on the date of grant). On February 28, 1996, the exercise price per share for all the foregoing options was reduced to $8.25 per share, the market price on such date. On November 15, 1996 the exercise price for all the foregoing options was further reduced to $4.94 per share, the market price on such date. The calculations of the potential realizable value of assumed annual rates of stock price appreciation for option term is based upon the assumed market price of $4.94 per share.


(2) Mr. Jellinek was granted an option to purchase 55,000 shares at $12.75 per share. On February 28, 1996 the exercise price per share was reduced to $8.25 per share, the market price on such date. As a result of his resignation the option expired.

   Aggregated Option Exercises in Fiscal Year 1996 and Year-end Option Values

                         Number of Securities
                        Underlying Unexercised         Value of Unexercised
                               Options                In-the-Money Options at
                        at Fiscal Year-End (#)          Fiscal Year-End ($)
     Name            Exercisable   Unexercisable    Exercisable   Unexercisable

John J. McDonough       -              50,000           -              -
A.J.R. Oosthuizen       -              31,000           -              -
Martin A. Koehler     8,333            16,667           -              -
Ian B. Aaron            -              31,000           -              -
John I. Jellinek (1)    -                 -             -              -


(1) Mr. Jellinek was granted an option to purchase 55,000 shares at $12.75 per share. On February 28, 1996 the exercise price per share was reduced to $8.25 per share, the market price on such date. As a result of his resignation the option expired.

DIRECTORS COMPENSATION


      The Directors who were not officers of the Company or of a subsidiary, namely, Mr. Simon and Mr. Hamm, receives a fee of $1,000 per month for their services as Directors. The fees paid to the Directors have been deferred since July 1996.


SoftNet Systems, Inc. Incentive Compensation Plan

      In 1995, the Company adopted the SoftNet Systems, Inc. Incentive Compensation Plan for the executive officers and certain other senior employees of the Company and its subsidiaries (the "Bonus Plan"). Under the Bonus Plan, a target bonus is established for each participant based upon a percentage ranging from 0% to 90% of his or her base compensation. Payment of a bonus is dependent upon the achievement of individual and Company performance goals. The Bonus Plan is administered by the Compensation Committee of the Board of Directors. Certain employees of Micrographics Technology Corporation received $155,200 in bonuses under the Bonus Plan with respect to fiscal 1996.


Certain Agreements

      Mr. McDonough, as Chairman of the Board and Chief Executive Officer, receives an annual salary of $30,000 plus a bonus of up to 90% of his base salary as determined by the Compensation Committee in accordance with the Bonus Plan. Payment of Mr. McDonough's salary has been deferred since September 15, 1996. No bonus was paid to Mr. McDonough with respect to fiscal 1996. In addition, Mr. McDonough was granted an option to purchase 150,000 shares of Common Stock at $6.50 per share on September 15, 1995, when the market value of the Common Stock was $13.50. On February 28, 1996, Mr. McDonough withdrew from consideration of shareholders the grant of 150,000 option shares. On February 28, 1996 Mr. McDonough was granted an option to purchase 50,000 shares of Common Stock at $8.25 pursuant to the 1995 Long-Term Incentive Plan ("LTIP"). On November 15, 1996, the option to purchase the 50,000 shares was repriced to $4.94 per share.

       Mr. Oosthuizen, as President and Chief Operating Officer of the Company, receives an annual salary of $200,000 plus a bonus of up to 90% of his base salary as determined by the Compensation Committee in accordance with the Bonus Plan. Mr. Oosthuizen earned $ 80,000 as a bonus with respect to fiscal 1996, which has been deferred until cash flow improves. In October 1995, Mr. Oosthuizen was granted an option to purchase 31,000 shares of Common Stock at $12.75 per share pursuant to the LTIP. On February 28, 1996 and November 15, 1996, the option to purchase 31,000 shares of Common Stock was repriced to $8.25 and $4.94 per share, respectively.

       Mr. Aaron, as President of MediaCity World, Inc., receives an annual salary of $156,000 plus a bonus of up to 60% of his base salary as determined by the Compensation Committee in accordance with the Bonus Plan. No bonus was paid to Mr. Aaron with respect to fiscal 1996. In October 1995, Mr. Aaron was granted an option to purchase 31,000 shares of Common Stock at $12.75 per share pursuant to the LTIP. On February 28, 1996 and November 15, 1996, the option to purchase 31,000 shares of Common Stock was repriced to $8.25 and $4.94, respectively.


Compensation Committee Interlocks and Insider Participation

      Members of the Company's Compensation Committee during fiscal 1996 were Ronald I. Simon, Philip Kenny, and James Gordon. Messrs. Gordon and Kenny resigned from their positions as Directors on August 22, 1996 and December 6, 1996, respectively. No member of the compensation committee was an executive officer or employee of the Company during fiscal year 1996 or at any time prior thereto.

ITEM 12.  SECURITIES BENEFICIALLY OWNED BY PRINCIPAL SHAREHOLDERS AND MANAGEMENT

      Set forth in the following table are the beneficial holdings (and the percentages of outstanding shares represented by such beneficial holdings) of Common Stock as of December 31, 1996, except as otherwise noted, of (i) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and executive officer and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. In accordance with Rule 13d-3 under the Exchange Act, persons who have the power to vote or dispose of Common Stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such Common Stock.




Name and Address                                         Amount and nature of
of beneficial owner                                      beneficial ownership          Percent of class

John J. McDonough....................................             156,667(1)                       2.4%
717 Forest Avenue
Lake Forest, IL  60045

Ian B. Aaron.........................................             155,762(2)                       2.4%
c/o MediaCity World, Inc.
500 Logue Avenue
Mountain View, CA  94043

John G. Hamm.........................................              44,430(3)                         *
c/o ARTRA Group, Inc.
500 Central Avenue
Northfield, IL  60093

A.J.R. Oosthuizen....................................             524,340(4)                       7.8%
c/o Micrographics Technology Corporation
520 Logue Avenue
Mountain View, CA  94043

Ronald I. Simon......................................                  -                             -
c/o Ronald Simon, Inc.
1020 Prospect Street, Suite 401C
P.O. Box 1986
LaJolla, CA  92038

Martin A. Koehler....................................               8,333(5)                          *
717 Forest Avenue
Lake Forest, IL  60045

R.C.W. Mauran........................................             676,040(6)                       9.9%
47 Eaton Place, Flat A
London SWI, England

Joseph Rich..........................................             408,587(7)                       6.1%
1386 N. Green Bay Road
Lake Forest, IL 60045

John I. Jellinek.....................................             356,950(8)                       5.2%
1425 Bush Parkway
Buffalo Grove, IL  60089


All directors and executive officers as a group
( 6 persons).........................................             889,532                         13.1%


* Less than 1%.

(1) Consists of 140,000 held by McDonough Partners II of which Mr. McDonough is the general partner, and 16,667 shares issuable upon an exercise of an option within 60 days of December 31, 1996.

(2) Includes 10,333 shares issuable upon exercise of an option within 60 days of December 31, 1996.

(3) Consists of 29,430 shares held jointly with his wife and 15,000 shares issuable upon exercise of a warrant.

(4) Includes 179,615 shares issuable upon conversion of 9% convertible Subordinated Debentures and 10,333 shares issuable upon exercise of an option within 60 days of December 31, 1996.

(5) Consists of 8,333 shares issuable upon the exercise of an option within 60 days of December 31, 1996.

(6) Includes 185,553 shares issuable upon conversion of 9% convertible Subordinated Debentures and 81,481 shares issuable upon conversion of 6% Convertible Subordinated Secured Debentures issued by Micrographics Technology Corporation. Shares listed reflect shares held by Eurocredit Investments, Ltd., a Maltese company that is wholly-owned by Mr. Mauran.

(7)   Includes 113,500 shares issuable upon exercise of warrants.

(8) Includes (i) an option held by Jelco Ventures, Inc. to purchase 200,000 shares within 60 days of December 31, 1996, (ii) 105,000 shares held by Jelken LLC, and (iii) 51,500 shares issuable upon exercise of warrants held by Jelken LLC. Mr. Jellinek shares voting power with Philip Kenny, a former director of the Company, for all shares held by Jelken LLC.

ITEM 13


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Subsequent to year-end, Communicate Direct, Inc., a wholly-owned subsidiary of the Company ("CDI"), sold its operations that support its Fujitsu maintenance base in the Chicago metropolitan area to a new company formed by John I. Jellinek, the Company's former president and chief executive officer and a 5.2% shareholder of the Company, and Philip Kenny, a former director of the Company. The buyer acquired certain assets in exchange for a $209,000 promissory note and the assumption of trade payables of at least $624,000. In addition, at the closing the buyer paid off $438,000 of existing Company bank debt and entered into a sub-lease of CDI's facility in Buffalo Grove, Illinois. At the closing, the buyer merged with Telecom Midwest, LLC. And Messrs. Jellinek and Kenny and the other two shareholders of the merged company personally guaranteed obligations arising out of the promissory note, the sub-lease arrangement and the trade payables. The personal guarantees of the promissory note are several. The personal guarantees of the sub-lease are limited to $400,000 and are on a joint and several basis. The personal guarantees of trade payables are on a joint and several basis but are limited to Messrs. Jellinek and Kenny. Concurrent with this transaction, Messrs. Jellinek and Kenny resigned from the Company's board. The transaction was approved by the disinterested members of the Company's board.


         In  June  1996,   the  Company   acquired   the   exclusive   worldwide
manufacturing rights to IMNET Systems, Inc.'s,("IMNET") MegaSAR Microfilm Jukebox and completed and amended its obligations under a previous agreement. In addition to becoming the exclusive manufacturer of the MegaSAR for IMNET, the Company will further integrate the device into its current product offering. The Company issued a $2.9 million note for prepaid license fees, software inventory, the manufacturing rights, and certain other payables. Approximately $2.5 million was paid on this note during the fourth quarter of fiscal 1996. The Company has a receivable from IMNET of $176,000. The transaction was approved by the disinterested members of the Company's board. Following the transaction, John J. McDonough and John I. Jellinek resigned from IMNET's board and James Gordon, a director of IMNET, resigned from the Company's board.

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

         At September 30, 1994, the Company was owed approximately $4.1 million plus accrued interest by Ozite Corporation ("Ozite"). John G. Hamm, a Director of the Company, and Peter R. Harvey, the former Chairman of the Board of Directors and a shareholder of the Company, held substantial interests in Ozite. Mr. Hamm was a Director of Ozite from 1984 to 1994, Vice President-Finance of Ozite from 1990 to 1994 and a director of Plastic Specialties & Technologies, Inc. ("PST"), a majority-owned subsidiary of Ozite, from 1993 to January 1996. Mr. Harvey has been a director of Ozite since 1984, a Vice President of Ozite since 1987 and a director of PST since 1993. Due to uncertainties about collecting these funds, the receivable from Ozite was written off and charged against earnings in 1991.

         On July 26, 1995, Ozite shareholders approved a merger of Ozite with Pure Tech International, Inc. ("Pure Tech") with Pure Tech being the surviving corporation. As a condition of the merger, Ozite was required to secure a general release from the Company and to surrender certain securities in satisfaction of the amount owed to the Company. As a result, the Company received 311,025 shares of Pure Tech common stock, 267,203 shares of ARTRA Group Incorporated ("ARTRA") Common Stock, and 932.05 shares of ARTRA Preferred Stock. Subsequently, the Company sold all 311,025 shares of Pure Tech for net proceeds of $1,027,466. During fiscal 1996, the remaining securities consisting of ARTRA Common Stock and ARTRA Preferred Stock were sold for net proceeds of $815,000, which were recorded as a capital contribution.

      In fiscal 1994, the Board voted to compensate Mr. Hamm, a Director of the Company, $150,000 for previously uncompensated services as a consultant rendered to the Company over the prior ten years. During that period, Mr. Hamm coordinated the preparation of public filings made by the Company, reviewed acquisition proposals and was involved in investor relations. The Board authorized Mr. Hamm to receive (i) $100,000 in cash, and (ii) either $50,000 in shares of Common Stock (10,000 shares) or 10 year warrants to purchase 16,667 shares of Common Stock at $5.00 per share, as Mr. Hamm elects. In May 1996, the Company paid Mr. Hamm $77,000 and signed a promissory note for $88,000 payable in equal monthly installments of $15,000 beginning June 1, 1996. The cash payment and the promissory note fulfilled the Company's entire obligation to Mr. Hamm. At the Company's request, payments to Mr. Hamm were suspended on September 1, 1996 due to cash flow constraints. Payments of the principal are scheduled to resume on April 1, 1997. At September 30, 1996, the unpaid compensation was $44,500. Mr. Hamm no longer serves as a consultant to the Company. The Company began interest only payments to Mr. Hamm of January 1, 1997.

                                    SIGNATURE


       The undersigned Registrant hereby files this amendment to it Annual Report on Form 10-K for the fiscal year ended September 30, 1995 to include the information required by Part III thereto.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

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

  Signature               Title                            Date


   /s/ John J. McDonough  Chairman of the Board of         January 28, 1997
  John J. McDonough       Directors, Chief Executive
                          Officer and Director
                          (Principal Executive Officer)


  /s/ A.J.R. Oosthuizen   President, Chief Operating       January 28, 1997
  A.J.R. Oosthuizen       Officer and Director


  /s/ Martin A. Koehler   Vice President - Finance         January 28, 1997
  Martin A. Koehler       (Principal Financial Officer
                          and Principal Accounting Officer)


  /s/ Ian B. Aaron        Director                         January 28, 1997
  Ian B. Aaron


  /s/ John G. Hamm        Director                         January 28, 1997
  John G. Hamm


  /s/ Ronald I. Simon     Director                         January 28, 1997
  Ronald I. Simon