Form 10-Q
period 1996-12-31
SOFTNET SYSTEMS INC
filed 1997-02-14
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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

                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at December 31, 1996
  -------------------------------             --------------------------------
  Common stock, without par value                       6,564,455

                              SOFTNET SYSTEMS, INC.
                                      INDEX



                                                                         Page
                                                                        Number
                                                                        ------

PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
               December 31, 1996 and September 30, 1996                    3

           Condensed Consolidated Statements of Operations
               for the Three Months Ended
               December 31, 1996 and December 31, 1995                     4

           Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended
               December 31, 1996 and December 31, 1995                     5


 Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8


PART II    OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                               10


SIGNATURES                                                                10

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                  (Unaudited)

                                                       Dec. 31,    Sept. 30,
                                                         1996        1996
                                                       --------    --------
                                                     (unaudited)
         ASSETS
Current assets:
   Cash .............................................  $     60    $    426
   Receivables, net .................................     7,808       6,074
   Inventories ......................................     5,130       5,904
   Prepaid expenses .................................       235         340
                                                       --------    --------
          Total current assets ......................    13,233      12,744

Property and equipment, net .........................     1,840       2,314
Available-for-sale securities .......................         4           4
Costs in excess of fair value
  of net assets acquired, net .......................     7,790       8,101
Other assets ........................................     2,722       2,423
                                                       --------    --------
                                                       $ 25,589    $ 25,586
                                                       ========    ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ............  $  7,294    $  8,672
   Current portion of long term debt ................       638         744
   Current portion of capital leases ................       103         187
   Deferred revenue .................................     1,710       1,428
                                                       --------    --------
          Total current liabilities .................     9,745      11,031
                                                       --------    --------

Long term debt, net of current portion ..............    11,610      10,598
                                                       --------    --------

Capital Lease obligation,
  net of current portion ............................        84         164
                                                       --------    --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.10 par value,
     4 million shares authorized,
     none outstanding ...............................        --          --
   Common stock, $.01 par value,
     25 million shares authorized,
     6,564,455  and 5,547,033 shares
     outstanding, respectively ......................        66          65
Capital in excess of par value ......................    33,617      33,517
Accumulated deficit .................................   (29,533)    (29,789)
                                                       --------    --------
          Total shareholders' equity ................     4,150       3,793
                                                       --------    --------
                                                       $ 25,589    $ 25,586
                                                       ========    ========

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                          ---------------------
                                                            1996           1995
                                                          --------     --------
Net sales ............................................    $ 10,778     $  9,872
Cost of sales ........................................       6,648        6,402
                                                          --------     --------
   Gross profit ......................................       4,130        3,470
                                                          --------     --------

Operating expenses:
   Selling ...........................................       1,294        1,124
   Engineering .......................................         550          404
   General and administrative ........................       1,374        1,424
   Amortization of goodwill and transaction costs ....         362          457
                                                          --------     --------
             Total operating expenses ................       3,580        3,409
                                                          --------     --------

   Income from continuing operations .................         550           61

Interest expense .....................................        (256)        (395)
Other income (expense) ...............................         (39)          11
                                                          --------     --------

   Income (loss) before income taxes .................         255         (323)

Provision for income taxes                                      --           --
                                                          --------     --------

   Net income (loss) .................................    $    255     $   (323)
                                                          ========     ========

Earnings (Loss) per share ............................    $   0.04     $  (0.06)
                                                          ========     ========

Weighted average shares outstanding ..................       6,806        5,547
                                                          ========     ========

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                             Three Months Ended
                                                                December 31,
                                                            --------------------
                                                              1996        1995
                                                            --------    --------
Cash flows from operating activities:
  Net income (loss) ....................................... $    255    $  (323)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
       Depreciation and amortization ......................      517        534
       Provision for bad debts ............................        8         14
       Changes in operating assets
         and liabilities, net of effect of
         purchase transactions:
           Receivables ....................................   (1,895)       345
           Inventories ....................................      (87)      (370)
           Prepaid expenses ...............................      106         79
           Accounts payable and accrued expenses ..........     (311)    (1,419)
           Deferred revenue ...............................      535        450
                                                            --------    --------
             Net cash used in operating activities ........     (872)      (690)
                                                            --------    --------

Cash flows from investing activities:
  Purchase of property and equipment ......................      (55)      (181)
  Additions to capitalized product design .................     (155)       (64)
  Increase in other assets ................................       11       (242)
  Net cash paid in connection with acquisitions ...........       --        (99)
  Settlement of remaining obligations to owners of
    discontinued operations ...............................       --       (116)
                                                            --------    --------
             Net cash used by investing activities ........     (199)      (702)
                                                            --------    --------

Cash flows from financing activities:
  Repayment of long-term debt .............................      (33)       (41)
  Borrowings under revolving credit note ..................    2,556      2,559
  Payments under revolving credit note ....................   (1,769)    (1,000)
  Payment for put obligation ..............................     --         (200)
  Capitalized lease obligations paid ......................      (49)       (70)
                                                            --------    --------
             Net cash provided by financing activities ....      705      1,248
                                                            --------    --------

Net decrease in cash ......................................     (366)      (144)
Cash, beginning of period .................................      426        573
                                                            --------    --------
Cash, end of period ....................................... $     60    $   429
                                                            ========    ========

Cash paid during the period for:
Interest ..................................................  $   244    $   340
Income taxes ..............................................       --         --

Supplemental non-cash transactions
Businesses acquired with issuance of stock and notes ......       --      1,761
Change in unrealized appreciation
  in available-for-sale securities ........................       --        661

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           December 31, 1996 and 1995
                                   (Unaudited)


1.  Basis of Presentation

The financial information, except for the balance sheet as of September 30, 1996, included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended December 31, 1996 and 1995.

The Companys's annual report on form 10-K for the fiscal year ended September 30, 1996, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 1996 was derived from the Company's audited Consolidated Financial Statements.

The results of operation for the three months ended December 31, 1996 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.


2.  Debt

Debt is summarized as follows (in thousands):

                                     December 31, 1996      September 30, 1996
                                     -----------------      ------------------
                                        (Unaudited)

  Bank Debt                                     $6,960                  $6,649
  Convertible subordinated notes                 3,911                   4,011
  Other                                          1,377                     682
                                    -------------------     ------------------
                                                12,248                  11,342
  Less current portion                            (638)                   (744)
                                    -------------------     ------------------

                                               $11,610                 $10,598
                                    ===================     ==================


During the three months ended December 31, 1996, the Company received a temporary increase in its borrowing facility whereby the Company was able to borrow $1.0 million in excess of available assets. Subsequent to December 31, 1996, the Company extended the temporary increase whereby the Company will be able to borrow $1.0 million in excess of available assets for the months of January and February 1997, $750,000 for March 1997, and $500,000 for the month of April 1997. On May 1, 1997, the amount of credit available under the revolving credit facility will revert to the original amount available not to exceed $9.5 million. In addition, the Company extended the maturity date of its revolving credit facility to January 15, 1998.

3.  Stock Options and Warrants

Outstanding options and warrants to purchase shares of common stock at December 31, 1996 were as follows (in thousands, except price per option data):

  Outstanding at beginning of year                        1,569

  Granted (at $4.94)                                        245

  Exercised or canceled (at $8.25)                          (14)
                                                        --------

  Outstanding at June 30, 1996                            1,801
                                                        ========


In November 1996 the Company repriced 312,167 Employee Stock Options by reducing the exercise price from $8.25 to $4.94 per share (the market price on the date of such change).


4.  Reclassifications

The Company has reclassified certain general and administrative expenses as cost of goods sold for the three months ended December 31, 1995 to conform with the current year presentation.

Item 2.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of operations for the three months ended December 31, 1996 compared to the same period in 1995.

For the three months ended December 31, 1996, net sales increased by $906,000 (or 9.2%) to $10.8 million compared to $9.9 million for the same period in 1995. Sales increased in the Company's document management division by $836,000 (or 18.2%) principally as a result of higher volume of units sold as compared to the same period in the prior year. Sales in the Company's telecommunications division decreased $152,000 (or 2.9%). The decrease was a result of the disposition of the operations of the Company's wholly owned subsidiary,
Communicate Direct, Inc. ("CDI") (with revenue of $2.0 million for the three months ended December 31, 1995), which was offset by the acquisition of
Executone Information Systems, Inc.'s Milwaukee operations ("Executone-Milwaukee") (which added $1.3 million to revenue for the three months ended December 31, 1996). The Company's Internet Services division, which was acquired in June 1996 (i.e. MediaCity World, Inc.) added $269,000 to revenue for the three months ended December 31, 1996.

For the three months ended December 31, 1996, gross profit increased $660,000 (or 19.0%) to $4.1 million from $3.5 million for the same period in 1995. For the three months ended December 31, 1996, gross profit as a percentage of sales increased from 35.1% in 1995 to 38.3% in 1996. The percentage increase relates primarily to increases in gross profit in the Company's document management division due to increased productivity in the division's manufacturing operations.

Selling, engineering, general and administrative expenses increased $266,000 (or 9.0%) to $3.2 million for the three months ended December 31, 1996 from $3.0 million for the same period in 1995. The decrease in operating expenses caused by the disposition of CDI ($498,000 for the three months ended December 31,
1995) was offset in part by the acquisitions of Executone-Milwaukee ($260,000 for the three months ended December 31, 1996) and MediaCity ($224,000 for the three months ended December 31, 1996). In addition, the Company increased its sales force in both the document management and telecommunications divisions.

Amortization expense decreased $95,000 (or 21%) to $362,000 for the three months ended December 31, 1996, from $457,000 for the same period in 1995. The decrease in amortization expense was caused by the write-off of CDI goodwill in June 1996, which resulted from CDI's sale of the non-application oriented interconnect business located in Chicago, Illinois.

Interest expense decreased $139,000 (or 35%) to $259,000 for the three months ended December 31, 1996 from $395,000 in the three months ended December 31, 1996. Interest expense decreased as a result of lower debt outstanding during the three months ended December 31, 1996 compared to the same period in 1995. The decrease in outstanding indebtedness was principally a result of the conversion of $4.1 million convertible subordinated notes in June 1996.

For the three months ended December 31, 1996, net income increased $578,000 to $255,000 and income per share increased $.10 to $.04, compared to the same period in 1995.

Liquidity and Capital Resources

At December 31, 1996, the Company's current ratio was 1.36 to 1 with working capital of $3.5 million. This compares with a current ratio of 1.16 to 1 and working capital of $1.7 million at September 30, 1996.

For the three months ended December 31, 1996, cash flows used by operating activities were $872,000, compared to $690,000 for the same period in 1995. Cash flows used by investing activities were $199,000 for the three months ended December 31, 1996 compared to $702,000 for the same period in 1995. The decrease in cash used in investing activities was primarily a result of amounts paid in fiscal 1995 for settlement to owners of discontinued operations and others. Cash flows provided by financing activities were $705,000 for the three months ended December 31, 1996 compared to $1.2 million for the same period in 1995.

During the three months ended December 31, 1996, the Company received a temporary increase in its borrowing facility whereby the Company was able to borrow $1.0 million in excess of available assets. Subsequent to December 31, 1996, the Company extended the temporary increase whereby the Company will be able to borrow $1.0 million in excess of available assets for the months of January and February 1997, $750,000 for March 1997, and $500,000 for the month of April 1997. On May 1, 1997, the amount of credit available under the revolving credit facility will revert to the original amount available not to exceed $9.5 million. In addition, the Company extended the maturity date of its revolving credit facility to January 15, 1998.

The Company expects to be able to finance its working capital requirements and capital expenditures from its operating income and existing line-of-credit facility for the fiscal year ended September 30, 1997.

This Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing relating to the ability to meet working capital requirements, capital expenditures, and expected cash flow from operations. The actual results of outcomes could differ materially from those discussed in the particular forward looking statements based on a number of factors, including (i) changes in economic conditions and (ii) pricing and other actions taken by competitors.

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit 27:  Financial Data Schedule

          (b)  Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SoftNet Systems, Inc.



                                          /s/ John J. McDonough
                                          ------------------------------------
                                          John J. McDonough
                                          Chairman and Chief Executive Officer



                                          /s/ Martin A. Koehler
                                          ------------------------------------
                                          Martin A. Koehler
                                          Vice President - Finance and
                                            Chief Financial Officer

Dated:  February 14, 1997