Form 10-Q
period 1997-03-31
SOFTNET SYSTEMS INC
filed 1997-05-15
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at March 31, 1997
  -------------------------------             --------------------------------
  Common stock, without par value                         6,565,644

                              SOFTNET SYSTEMS, INC.
                                      INDEX



                                                                         Page
                                                                        Number
                                                                        ------

PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
               March 31, 1997 and September 30, 1996                       3

           Condensed Consolidated Income Statements
               for the Three and Six Months Ended
               March 31, 1997 and March 31, 1996                           4

           Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended
               March 31, 1997 and March 31, 1996                           5


 Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8


PART II    OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security Holders            11

 Item 6.   Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                                12

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                       Mar. 31,    Sept. 30,
                                                         1996        1996
                                                       --------    --------
                                                     (unaudited)
         ASSETS
Current assets:
   Cash .............................................  $     63    $    426
   Accounts Receivables, net ........................    10,429       6,074
   Inventories ......................................     4,496       5,904
   Prepaid expenses .................................       182         340
                                                       --------    --------
          Total current assets ......................    15,170      12,744

Property and equipment, net .........................     2,026       2,314
Costs in excess of fair value
  of net assets acquired, net .......................     7,494       8,101
Other assets ........................................     2,974       2,427
                                                       --------    --------
                                                       $ 27,664    $ 25,586
                                                       ========    ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ............  $  8,457    $  8,672
   Current portion of long term debt ................       694         744
   Current portion of capital leases obligation......        34         187
   Deferred revenue .................................     1,354       1,428
                                                       --------    --------
          Total current liabilities .................    10,539      11,031
                                                       --------    --------

Long term debt, net of current portion ..............    12,492      10,598
                                                       --------    --------

Capital Lease obligation,
  net of current portion ............................        58         164
                                                       --------    --------

Commitments and contingencies

Shareholders' equity:

   Common stock, $.01 par value,
     25 million shares authorized,
     6,565,644  and 6,540,065 shares
     outstanding, respectively ......................        66          65
Capital in excess of par value ......................    33,760      33,517
Accumulated deficit .................................   (29,251)    (29,789)
                                                       --------    --------
          Total shareholders' equity ................     4,575       3,793
                                                       --------    --------
                                                       $ 27,664    $ 25,586
                                                       ========    ========

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months Ended      Six Months Ended
                                                                 March 31,               March 31,
                                                          ---------------------   ---------------------
                                                            1997         1996       1997         1996
                                                          --------     --------   --------     --------
Net sales ............................................    $ 10,174     $ 12,190   $ 20,952     $ 22,062
Cost of sales ........................................       6,192        7,811     12,840       14,241
                                                          --------     --------   --------     --------
   Gross profit ......................................       3,982        4,379      8,112        7,821
                                                          --------     --------   --------     --------

Operating expenses:
   Selling ...........................................       1,072        1,318      2,366        2,454
   Engineering .......................................         564          435      1,114          838
   General and administrative ........................       1,407        1,785      2,781        3,308
   Amortization of goodwill and transaction costs ....         346          370        708          689
                                                          --------     --------   --------     --------
             Total operating expenses ................       3,389        3,908      6,969        7,289
                                                          --------     --------   --------     --------

   Income from operations ............................         593          471      1,143          532

Interest expense .....................................        (320)        (435)      (576)        (830)
Gain on sale of available-for-sale securities ........          --        1,883         --        1,883
Other income (expense) ...............................          10            5        (29)          16
                                                          --------     --------   --------     --------

   Net income (loss) .................................    $    283     $  1,924   $    538     $  1,601
                                                          ========     ========   ========     ========

Earnings per share:

   Primary ...........................................    $   0.04     $    .31   $   0.08     $   0.25
                                                          ========     ========   ========     ========
   Fully diluted .....................................          --     $    .25         --     $   0.21
                                                          ========     ========   ========     ========

Weighted average shares outstanding:

   Primary ...........................................       6,930        6,177      6,864        6,313
                                                          ========     ========   ========     ========
   Fully diluted .....................................          --        7,551         --        7,688
                                                          ========     ========   ========     ========


                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1997        1996
                                                            --------    --------
Cash flows from operating activities:
  Net income .............................................. $    538    $ 1,601
  Adjustments to reconcile net income
    to net cash used by operating activities:
       Gain on sale of available-for-sale securities ......        -     (1,883)
       Depreciation and amortization ......................    1,132      1,102
       Provision for bad debts ............................       15         37
       Changes in operating assets
         and liabilities, net of effect of
         purchase transactions:
           Accounts receivable ............................   (4,525)    (1,820)
           Inventories ....................................      766     (1,751)
           Prepaid expenses ...............................      157         69
           Accounts payable and accrued expenses ..........      106       (793)
           Deferred revenue ...............................      178      1,321
                                                            --------    --------
             Net cash used in operating activities ........   (1,633)    (2,117)
                                                            --------    --------

Cash flows from investing activities:
  Purchase of property and equipment ......................     (530)      (580)
  Additions to capitalized product design .................     (502)      (155)
  Acquisition of business, net of cash acquired ...........       --     (1,860)
  Proceeds from sale of available-for-sale securities .....               2,410
  Payment for acquisition costs ...........................       --       (144)
  Settlement of remaining obligations to owners of
    discontinued operations ...............................       --       (116)
  Increase in other assets ................................        5       (418)
                                                            --------    --------
             Net cash used by investing activities ........   (1,027)      (863)
                                                            --------    --------

Cash flows from financing activities:
  Repayment of long-term debt .............................      (71)       (84)
  Borrowings under revolving credit note ..................    5,068      7,767
  Payments under revolving credit note ....................   (2,547)    (5,586)
  Proceeds from exercise of warrants ......................       --         14
  Payment for put obligation ..............................       --       (200)
  Proceeds from settlement of related party receivable ....       --        819
  Capitalized lease obligations paid ......................     (153)      (126)
                                                            --------    --------
             Net cash provided by financing activities ....    2,297      2,604
                                                            --------    --------

Net decrease in cash ......................................     (363)      (376)
Cash, beginning of period .................................      426        573
                                                            --------    --------
Cash, end of period ....................................... $     63    $   197
                                                            ========    ========

Cash paid during the period for:
Interest ..................................................  $   504    $   797


Supplemental non-cash transactions
Property acquired by capitalized leases ...................       --        108
Change in unrealized appreciation
  in available-for-sale securities ........................       --       (798)

                     SoftNet Systems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             March 31, 1997 and 1996
                                   (unaudited)



1.  Basis of Presentation

The financial information, except for the balance sheet as of September 30, 1996, included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended March 31, 1997 and 1996.

The Company's annual report on form 10-K for the fiscal year ended September 30, 1996, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 1996 was derived from the Company's audited Consolidated Financial Statements.

The results of operation for the six months ended March 31, 1997 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.


2.  Debt

Debt is summarized as follows (in thousands):
                                                      March 31,    September 30,
                                                        1997             1996
                                                   -------------   -------------
                                                    (unaudited)

      Bank Debt                                          $8,620         $6,649
      Convertible subordinated notes                      3,806          4,011
      Other                                                 760            682
                                                    ------------   ------------
                                                         13,186         11,342
      Less current portion                                 (694)          (744)
                                                    ------------   ------------

                                                      $  12,492      $  10,598
                                                    ============   ============


During the six months ended March 31, 1997, the Company received a temporary increase in its borrowing facility whereby the Company was able to borrow $1.0 million in excess of available assets for the months of January and February 1997, $750,000 for March 1997, and $500,000 for April 1997. On May 1, 1997, the
amount of credit available under the revolving credit facility reverted to the original amount available not to exceed $9.5 million. In addition, the Company extended the maturity date of its revolving credit facility to April 15, 1998. March 31, 1997 accounts receivable were subsequently reduced when $2.7 million of accounts receivable owed by one customer were paid and the proceeds were used to pay down the Company's bank debt.

3.  Stock Options and Warrants

Outstanding options and warrants to purchase shares of common stock at March 31, 1997 were as follows (in thousands, except price per option data):

       Outstanding at October 1, 1996                                     1,569

       Granted at prices ranging from $4.94 to $5.31                        400

       Exercised or canceled at prices ranging from $8.25 to $4.94          (50)
                                                                      ----------

       Outstanding at March 31, 1997                                      1,919
                                                                      ==========


In November 1996 the Company repriced 312,167 employee stock options by reducing the exercise price from $8.25 to $4.94 per share (the market price on the date of such change).

4.    Earnings per common share

At March 31, 1997, the computation of both primary and fully diluted earnings per share were based on the weighted average number of shares outstanding. The inclusion of additional shares assuming the exercise of stock options and warrants and the conversion of all convertible subordinated notes had an immaterial effect on the earnings per share computation.

Item 2.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


This Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing relating to the ability to meet working capital requirements, capital expenditure and expected cash flow from operations. The actual results or outcomes could differ materially from those discussed in the particular forward looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communications solutions for customers in a dynamic industry, as well as competitive factors.

Results of operations for the three months ended March 31, 1997,compared to the same period in 1996.

For the three months ended March 31, 1997, net sales decreased by $2.0 million (or 16.5%) to $10.2 million compared to $12.2 million for the three months ended March 31, 1996. Sales were unchanged in the Company's document management segment in comparison with the same period in 1996. Sales in the Company's telecommunications segment decreased $2.4 million (or 34.4%). The decrease in sales in the telecommunications segment was primarily a result of the disposition of substantially all of the operations of the Company's wholly owned subsidiary, Communicate Direct, Inc. ("CDI") in October 1996 (with revenue of $2.2 million for the three months ended March 31, 1996). This decrease was offset in part by the June 1996 acquisition of MediaCity World, Inc., a provider of internet services, which added $396,000 to revenue for the three months ended March 31, 1997.

For the three months ended March 31, 1997, gross profit decreased $397,000 (or 9.1%) to $4.0 million from $4.4 million for the same period in 1996. For the three months ended March 31, 1997, gross profit as a percentage of sales increased from 35.9% in 1996 to 39.1% in 1997. The percentage increase relates primarily to improving margins in the telecommunications segment as a result of the disposition of substantially all of the operations of the Company's wholly owned subsidiary CDI.

Selling, engineering, general and administrative expenses decreased $474,000 (or 13.8%) to $3.0 million for the three months ended March 31, 1997 from $3.5 million for the same period in 1996. The decrease in operating expenses caused by the disposition of CDI ($677,000 for the three months ended March 31, 1996) was offset in part by the acquisitions of Executone Information Systems, Inc.'s Milwaukee operations ("Executone-Milwaukee") ($248,000 for the three months ended March 31, 1997 compared to $201,000 for the same period in 1996) and MediaCity ($202,000 for the three months ended March 31, 1997).

Amortization expense deceased $24,000 (or 6.6%) to $346,000 for the three months ended March 31, 1997, from $370,000 for the same period in 1996. During the three months ended March 31, 1996, the Company incurred amortization expense of the goodwill which arose from the acquisition of CDI in October 1994. In June 1996, the Company wrote off the remaining goodwill of CDI in connection with the disposition of certain assets. Accordingly, the three months ended March 31, 1997 did not include any goodwill amortization from CDI.

During the three months ended March 31, 1996, the Company sold available-for-sale securities for net proceeds of $2.4 million. Accordingly, the Company recorded a gain on the sale of available-for-sale securities of $1.9 million.

The Company's has made no provision for income taxes for the three months ending March 31, 1997, as a result of the Company's net operating loss carry forward.

Interest expense decreased $115,000 (or 26.5%) to $320,000 for the three months ended March 31, 1997 from $435,000 for the same period in 1996. Interest expense decreased as a result of lower debt outstanding during the three month period ended March 31, 1997 compared to the same period in 1996. The decrease in outstanding indebtedness was principally a result of the conversion of $4.1 million convertible subordinated notes in June 1996.

For the three months ended March 31, 1997, net income decreased $1,641,000 to $283,000 and primary earnings per share decreased $.27 to $.04, compared to the same period in 1996. This decrease was primarily the result of a second quarter fiscal 1996 gain of $1.9 million on the sale of available for sales securities.

At March 31, 1997, the computation of both primary and fully diluted earnings per share were based on the weighted average number of shares outstanding. The inclusion of additional shares assuming the exercise of stock options and warrants and the conversion of all convertible subordinated notes had an immaterial effect on the earnings per share computation.

Results of operations for the six months ended March 31, 1997,compared to the same period in 1996.

For the six months ended March 31, 1997, net sales decreased by $1,110,000 (or 5.0%) to $21.0 million compared to $22.1 million for the same period in 1996. Sales increased in the Company's document management segment by $779,000 (or 7.8%) principally as a result of higher volume of units sold as compared to the same period in the prior year. Sales in the Company's telecommunications segment decreased $2.5 million (or 20.7%). The decrease in sales in the telecommunications segment was primarily a result of the disposition of substantially all of the operations of the Company's wholly owned subsidiary, CDI in October 1996 (with revenue of $4.4 million for the six months ended March 31, 1996 compared to $142,000 for the same period in 1997). This decrease was offset in part by the acquisition of Executone-Milwaukee in December 1995 (which added $2.2 million to revenue for the six months ended March 31, 1997 compared to $975,000 for the same period in 1996). In addition, MediaCity World, Inc., which provides internet services, acquired in June 1996, added $618,000 to revenue for the six months ended March 31, 1997.

For the six months ended March 31, 1997, gross profit increased $291,000 (or 3.7%) to $8.1 million from $7.8 million for the same period in 1996. For the six months ended March 31, 1997, gross profit as a percentage of sales increased from 35.5% in 1996 to 38.7% in 1997. The percentage increase relates primarily to improving margins in the telecommunications segment as a result of the disposition of the operations of the Company's wholly owned subsidiary CDI.

Selling, engineering, general and administrative expenses decreased $339,000 (or 5.1%) to $6.3 million for the six months ended March 31, 1997 from $6.6 million for the same period in 1996. The decrease in operating expenses caused by the disposition of CDI ($1.1 million for the six months ended March 31, 1996) was offset in part by the acquisitions of Executone-Milwaukee ($508,000 for the six months ended March 31, 1997 compared to $201,000 for the same period in 1996) and MediaCity ($425,000 for the six months ended March 31, 1997).

Amortization expense increased $19,000 (or 2.8%) to $708,000 for the six months ended March 31, 1997, from $689,000 for the same period in 1996. The increase in amortization expense was caused by the acquisitions of MediaCity World (in June
1996) and Executone-Milwaukee (in December 1995). During the six months ended March 31, 1996, the Company incurred amortization expense of the goodwill which arose from the acquisition of CDI in October 1994. In June 1996, the Company wrote off the remaining goodwill of CDI in connection with the disposition of certain assets. Accordingly, the six months ended March 31, 1997 did not include any goodwill amortization from CDI.

During the six months ended March 31, 1996, the Company sold available-for-sale securities for net proceeds of $2.4 million. Accordingly, the Company recorded a gain on the sale of available-for-sale securities of $1.9 million.

The Company's has made no provision for income taxes for the six months ending March 31, 1997, as a result of the Company's net operating loss carry forward.

Interest expense decreased $254,000 (or 30.6%) to $576,000 for the six months ended March 31, 1997 from $830,000 for the same period in 1996. Interest expense decreased as a result of lower debt outstanding during the six month period ended March 31, 1997 compared to the same period in 1996. The decrease in outstanding indebtedness was principally a result of the conversion of $4.1 million convertible subordinated notes in June 1996.

For the six months ended March 31, 1997, net income decreased $1,063,000 to $538,000 and primary earnings per share decreased $.17 to $.08, compared to the same period in 1996. This decrease was primarily the result of a second quarter fiscal 1996 gain of $1.9 million on the sale of available for sales securities.

At March 31, 1997, the computation of both primary and fully diluted earnings per share were based on the weighted average number of shares outstanding. The inclusion of additional shares assuming the exercise of stock options and warrants and the conversion of all convertible subordinated notes had an immaterial effect on the earnings per share computation.


Liquidity and Capital Resources

At March 31, 1997, the Company's current ratio was 1.44 to 1 with working capital of $4.6 million. This compares with a current ratio of 1.16 to 1 and working capital of $1.7 million at September 30, 1996.

For the six months ended March 31, 1997, cash flows used by operating activities were $1.6 million compared to $2.1 million for the same period in 1996. The primary cause for the use of cash by operating activities was the increase in accounts receivable of $4.5 million. Cash flows used by investing activities were $1.0 million for the six months ended March 31, 1997 compared to $863,000 for the same period in 1996. The increase in cash used in investing activities was a primarily a result of an increase in net capital expenditures due to significant investment by the Company's document management segment in lease contracts with its customers. Cash flows provided by financing activities were $2.3 million for the six months ended March 31, 1997 compared to $2.6 million for the same period in 1996.

During the six months ended March 31, 1997, the Company received a temporary increase in its borrowing facility whereby the Company was able to borrow $1.0 million in excess of available assets for the months of January and February 1997, $750,000 for March 1997, and $500,000 for April 1997. On May 1, 1997, the
amount of credit available under the revolving credit facility reverted to the original amount available not to exceed $9.5 million. In addition, the Company extended the maturity date of its revolving credit facility to July 15, 1998. March 31, 1997 accounts receivable were subsequently reduced when $2.7 million of accounts receivable owed by one customer were paid and the proceeds were used to pay down the Company's bank debt.

The Company expects to be able to finance its working capital requirements and capital expenditures from its operating income and existing line-of-credit facility for the fiscal year ending September 30, 1997.


Adoption of New Accounting Standards

Effective for periods ending after December 15, 1997, the Company is required to adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires companies to calculate basic and diluted earnings per share based upon standards designed to provide consistency and compatibility with calculations of other countries and with that of the International Accounting Standards Committee. The Company does not expect earnings per share as reported to be materially different than basic or diluted earnings per share to be reported upon adoption of the new accounting standard.

PART II. OTHER INFORMATION

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on March 26, 1997, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                                     NUMBER OF SHARES
                                                FOR                  WITHHELD
         John J. McDonough                4,759,327                   410,923
         Ian B. Aaron                     5,165,598                    17,267
         John G. Hamm                     5,165,151                    17,717
         A.J.R. Oosthuizen                5,031,047                   151,817
         Ronald I. Simon                  5,013,427                   157,326


2. To authorize and approve the Amended SoftNet Systems, Inc. 1995 Long Term Incentive Plan.

         For                                          3,899,186
         Against                                         87,939
         Abstain                                          8,014
         Broker Non-Votes                             1,182,781

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27:  Financial Data Schedule

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

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


Dated:  May 15, 1997