Form 10-Q
period 1997-06-30
SOFTNET SYSTEMS INC
filed 1997-08-14
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at June 30, 1997
  -------------------------------             --------------------------------
  Common stock, without par value                         6,609,559

                              SOFTNET SYSTEMS, INC.
                                      INDEX



                                                                         Page
                                                                        Number
                                                                        ------

PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
               June 30, 1997 and September 30, 1996                        3

           Condensed Consolidated Statements of Operations
               for the Three and Nine Months Ended
               June 30, 1997 and June 30, 1996                             4

           Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended
               June 30, 1997 and June 30, 1996                             5


 Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               9


PART II    OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security Holders            13

 Item 6.   Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                14

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                       June 30,    Sept. 30,
                                                         1997        1996
                                                       --------    --------
                                                     (unaudited)
         ASSETS
Current assets:
   Cash .............................................  $     15    $    426
   Accounts Receivables, net ........................     7,873       6,074
   Inventories ......................................     4,636       5,904
   Prepaid expenses .................................       212         340
                                                       --------    --------
          Total current assets ......................    12,736      12,744

Property and equipment, net .........................     1,472       2,314
Costs in excess of fair value
  of net assets acquired, net .......................     7,191       8,101
Other assets ........................................     3,037       2,427
                                                       --------    --------
                                                       $ 24,436    $ 25,586
                                                       ========    ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ............  $  7,412    $  8,672
   Current portion of long term debt ................     1,104         931
   Deferred revenue .................................     1,298       1,428
                                                       --------    --------
          Total current liabilities .................     9,814      11,031
                                                       --------    --------

Long term debt, net of current portion ..............    10,042      10,762
                                                       --------    --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.10 par value,
     4 million shares authorized,
     none outstanding ...............................        --          --
   Common stock, $.01 par value,
     25 million shares authorized,
     6,609,559  and 6,540,065 shares
     outstanding, respectively ......................        66          65
Capital in excess of par value ......................    33,892      33,517
Accumulated deficit .................................   (29,378)    (29,789)
                                                       --------    --------
          Total shareholders' equity ................     4,580       3,793
                                                       --------    --------
                                                       $ 24,436    $ 25,586
                                                       ========    ========


           The accompanying notes are integral part of the condensed
                        consolidated financial statements

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended      Nine Months Ended
                                                                 June 30,                June 30,
                                                          ---------------------   ---------------------
                                                            1997         1996       1997         1996
                                                          --------     --------   --------     --------
Net sales ............................................    $  9,121     $  9,806   $ 30,073     $ 31,868
Cost of sales ........................................       5,538        6,364     18,378       20,605
                                                          --------     --------   --------     --------
   Gross profit ......................................       3,583        3,442     11,695       11,263
                                                          --------     --------   --------     --------

Operating expenses:
   Selling ...........................................       1,045        1,346      3,333        3,800
   Engineering .......................................         576          470      1,691        1,308
   General and administrative ........................       1,442        2,025      4,357        5,333
   Amortization of goodwill and transaction costs ....         346          240      1,036          930
   Costs associated with change in
      product line and other .........................          --        1,302         --        1,302
                                                          --------     --------   --------     --------
             Total operating expenses ................       3,409        5,383     10,417       12,673
                                                          --------     --------   --------     --------

   Income (loss) from operations .....................         174       (1,941)     1,278       (1,410)

Interest expense .....................................        (291)        (419)      (884)      (1,249)
Gain on sale of available-for-sale securities ........          --           --         --        1,883
Other income (expense) ...............................         (11)         (11)        17            5
                                                          --------     --------   --------     --------
   Income (loss) before provision and
      extraordinary item .............................        (128)      (2,371)       411         (771)

Extraordinary item
   Loss on sale of business ..........................          --       (4,961)        --       (4,961)
                                                          --------     --------   --------     --------

   Net income (loss)                                      $   (128)    $ (7,332)  $    411     $ (5,732)
                                                          ========     ========   ========     ========

Earnings (loss) per share:

   Income (loss) before extraordinary item ...........    $  (0.02)    $  (0.42)  $   0.06     $  (0.14)
   Extraordinary item ................................          --        (0.87)        --        (0.89)
                                                          --------     --------   --------     --------
   Continuing Operations .............................    $  (0.02)    $  (1.29)  $   0.06     $  (1.03)
                                                          ========     ========   ========     ========


Weighted average shares outstanding:..................       6,592        5,702      6,894        5,576
                                                          ========     ========   ========     ========

           The accompanying notes are integral part of the condensed
                        consolidated financial statements

                          SoftNet Systems, Inc. and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows
                                      (in thousands)

                                                            Nine months ended
                                                                 June 30,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
                                                              (Unaudited)
Cash flows from operating activities:
  Net income (loss) .....................................  $   411   $  (5,732)
  Adjustments to reconcile net income (loss)
        to net cash provided (used) by
        operating activities
    Gain on sale of available-for-sale securities .......       --      (1,883)
    Loss on sale of business ............................       --       4,961
    Depreciation and amortization .......................    1,560       1,556
    Gain on sale of assets ..............................      (82)         --
    Provision for bad debts .............................       22          69
    Changes in operating assets and liabilities,
          net of effect of purchase transaction-
             Accounts receivable ........................   (1,977)     (2,063)
             Inventories ................................      741      (2,369)
             Prepaid expenses ...........................      203         183
             Accounts payable and accrued expenses ......     (559)        176
             Deferred revenue ...........................      122       1,010
                                                          --------    --------
                Net cash provided (used) by operating
                  activities ............................      441      (4,092)
                                                          --------    --------

Cash flows from investing activities:
  Purchase of property and equipment ....................     (236)       (914)
  Additions to capitalized product design ...............     (610)         --
  Acquisition of business, net of cash acquired .........       --      (2,007)
  Proceeds from sale of available-for-sale securities ...       --       2,410
  Payment for acquisition costs .........................       --         (83)
  Settlement of remaining obligations to
     owners of discontinued operations ..................       --        (116)
  Increase in other assets ..............................       --      (1,895)
                                                          --------    --------
                Net cash used by investing activities ...     (846)     (2,605)
                                                          --------    --------
Cash flows from financing activities:
  Borrowings under revolving credit note ................    7,973       9,831
  Payments under revolving credit note ..................   (8,284)     (5,586)
  Capitalized lease obligations paid ....................     (173)       (187)
  Proceeds from issuance of long-term debt ..............      737       2,910
  Repayment of long-term debt ...........................     (259)       (143)
  Proceeds from exercise of warrants ....................       --          17
  Payment of put obligation .............................       --        (200)
  Proceeds from settlement of related
     party receivable ...................................       --         819
                                                          --------    --------
                Net cash provided (used) by
                    financing activities ................       (6)      7,461
                                                          --------    --------

Net increase (decrease) in cash .........................     (411)        764
Cash, beginning of period ...............................      426         573
                                                          --------    --------
Cash, end of period ..................................... $     15    $  1,337
                                                          ========    ========

Cash paid during the period for:
    Interest ............................................ $    744       1,125
    Taxes ...............................................       --          --

Supplemental non-cash transactions
    Conversion of debt for common stock .................      381        4084
    Property acquired by capitalized leases .............       --         161
    Businesses acquired with issuance
       of stock and notes ...............................       --       1,022
    Change in unrealized appreciation in
       available-for-sale securities ....................       --        (729)


           The accompanying notes are integral part of the condensed
                       consolidated financial statements

                     SoftNet Systems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             June 30, 1997 and 1996
                                  (unaudited)



1.  Basis of Presentation

The financial information, except for the balance sheet as of September 30, 1996, included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended June 30, 1997 and 1996.

The Company's annual report on form 10-K for the fiscal year ended September 30, 1996, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 1996 was derived from the Company's audited Consolidated Financial Statements.

The results of operation for the nine months ended June 30, 1997 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.



2.  Debt

Debt is summarized as follows (in thousands):
                                              June 30,        September 30,
                                               1997                1996
                                           ------------       -------------
                                            (unaudited)

     Bank Debt                                 $  6,574            $  6,649
     Convertible subordinated notes               3,674               4,011
     Other                                          898               1,033
                                            -----------        ------------
                                                 11,146              11,693
     Less current portion                        (1,104)               (931)
                                            -----------        ------------

                                               $ 10,042           $  10,762
                                            ===========        ============


Subsequent to June 30, 1997, the Company received a temporary increase in its revolving facility the Company is able to borrow $750,000 in excess of available assets through September 30, 1997. On October 1, 1997, the amount of credit available under the revolving credit facility reverts to the original amount available not to exceed $9.5 million. To date, the Company has not made use of this temporary increase in the revolving facility. In addition, the Company obtained an additional credit facility whereby the Company can borrow up to $1.5 million against qualified lease arrangements it enters into with customers. During the nine months ended June 30, 1997, the Company made draws in the amount of $737,000 against this credit facility. The Company extended the maturity date of its credit facilities to October 15, 1998.

                     SoftNet Systems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             June 30, 1997 and 1996
                                  (unaudited)


3.  Stock Options and Warrants

Outstanding options and warrants to purchase shares of common stock at June 30, 1997 were as follows (in thousands, except price per option data):

       Outstanding at October 1, 1996                                     1,569

       Granted at prices ranging from $4.94 to $5.31                        400

       Exercised or canceled at prices ranging from $8.25 to $4.94          (50)
                                                                      ----------

       Outstanding at June 30, 1997                                       1,919
                                                                      ==========

In November 1996 the Company repriced 312,167 employee stock options by reducing the exercise price from $8.25 to $4.94 per share
(the market price on the date of such change).


4.    Earnings per common share

At June 30, 1997, the computation of both primary and fully diluted earnings per share were based on the weighted average number of shares outstanding. The inclusion of additional shares assuming the exercise of stock options and warrants and the conversion of all convertible subordinated notes had an immaterial effect on the earnings per share computation.


5.    Supplemental Cash Flow Information

During the nine months ended June 30, 1997, the buyer of the operations of the Company's wholly owned subsidiary, Communicate Direct, Inc. repaid $455,000 of long-term debt and capitalized leases on behalf of the Company.


6.    New Accounting Pronouncements

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

Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.

                     SoftNet Systems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             June 30, 1997 and 1996
                                  (unaudited)


In June 1997 the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company currently reports its business segments reflecting the organizational structure of the Company . The Company has not yet determine the impact this new accounting standard will have, but it does not believe the change will be material.



7.       Reclassification

Certain amounts in the combined condensed consolidated statements of operations for the prior fiscal year have been reclassified to conform with current year presentation.

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

Results of operations for the three months ended June 30, 1997,compared to the same period in 1996.

For the three months ended June 30, 1997, net sales decreased by $685,000 (or 7.0%) to $9.1 million compared to $9.8 million for the three months ended June 30, 1996. Sales in the Company's document management segment increased slightly due primarily to increased volume of systems and spare parts. Sales in the Company's telecommunications segment decreased $1.2 million (or 24.4%). The decrease in sales in the telecommunications segment was primarily a result of the disposition of substantially all of the operations of the Company's wholly owned subsidiary, Communicate Direct, Inc. ("CDI") in October 1996 (with revenue of $954,000 for the three months ended June 30, 1996). The overall decrease in sales was offset in part by the operations of MediaCity World, Inc. ("MediaCity"), a provider of Internet services which was acquired in June 1996. MediaCity added $195,000 to revenue for the three months ended June 30, 1997.

For the three months ended June 30, 1997, gross profit increased $141,000 (or 4.1%) to $3.6 million from $3.4 million for the same period in 1996. For the three months ended June 30, 1997, gross profit as a percentage of sales increased from 35.1% in 1996 to 39.3% in 1997. The percentage increase relates primarily to improving margins in the telecommunications segment as a result of the disposition of substantially all of the operations of the Company's wholly owned subsidiary CDI.

Selling, engineering, general and administrative expenses decreased $778,000 (or 20.4%) to $3.1 million for the three months ended June 30, 1997 from $3.8 million for the same period in 1996. The decrease in operating expenses caused by the disposition of CDI and continued cost reductions in all operating areas was offset in part by the start-up operations of the Internet services segment and the communication integration group.

Amortization expense increased $106,000 (or 44.2%) to $346,000 for the three months ended June 30, 1997, from $240,000 for the same period in 1996. The increase in amortization expense was caused by the acquisition of MediaCity in June 1996.

The Company has made no provision for income taxes for the three months ending June 30, 1997, as a result of the Company's net operating loss carry forward.

Interest expense decreased $128,000 (or 30.6%) to $291,000 for the three months ended June 30, 1997 from $419,000 for the same period in 1996. Interest expense decreased as a result of lower debt outstanding during the three month period ended June 30, 1997 compared to the same period in 1996. The decrease in outstanding indebtedness was principally a result of the conversion of $4.1 million convertible subordinated notes in June 1996 and reduced outstanding indebtedness on the Company's line of credit facility.

For the three months ended June 30, 1997, net loss before extraordinary items decreased $2.2 million to $128,000 and loss per share of common stock before extraordinary items decreased $0.40 to $0.02, compared to the same period in 1996.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



During the three months ended June 30, 1996, the Company disposed of a portion of the operations of CDI. As a result, the Company incurred a $5.0 million extraordinary charge for the disposal of this business.

At June 30, 1997, the computation of both primary and fully diluted earnings per share were based on the weighted average number of shares outstanding. The inclusion of additional shares assuming the exercise of stock options and warrants and the conversion of all convertible subordinated notes had an immaterial effect on the earnings per share computation.

Results of operations for the nine months ended June 30, 1997,compared to the same period in 1996.

For the nine months ended June 30, 1997, net sales decreased by $1.8 million (or 5.6%) to $30.1 million compared to $31.9 million for the same period in 1996. Sales increased in the Company's document management segment by $1.1 million (or 7.2%) principally as a result of higher volume of units sold as compared to the same period in the prior year. Sales in the Company's telecommunications segment decreased $3.7 million (or 27.7%). The decrease in sales in the telecommunications segment was primarily a result of the disposition of substantially all of the operations of the Company's wholly owned subsidiary, CDI in October 1996 (with revenue of $5.3 million for the nine months ended June 30, 1996 compared to $142,000 for the same period in 1997). This decrease in the telecommunications division was offset in part by the acquisition of Executone-Milwaukee in December 1995 (which added $2.6 million to revenue for the nine months ended June 30, 1997 compared to $1.1 million for the same period in 1996). In addition, MediaCity, which provides Internet services, acquired in June 1996, added $813,000 to revenue for the nine months ended June 30, 1997.

For the nine months ended June 30, 1997, gross profit increased $432,000 (or 3.8%) to $11.7 million from $11.3 million for the same period in 1996. For the nine months ended June 30, 1997, gross profit as a percentage of sales increased from 35.3% in 1996 to 38.9% in 1997. The percentage increase relates primarily to improving margins in the telecommunications segment as a result of the disposition of the operations of the Company's wholly owned subsidiary CDI.

Selling, engineering, general and administrative expenses decreased $1.1 million (or 10.2%) to $9.4 million for the nine months ended June 30, 1997 from $10.4 million for the same period in 1996. The decrease in operating expenses caused by the disposition of CDI ($1.9 million for the nine months ended June 30, 1996) was offset in part by the acquisitions of Executone-Milwaukee ($715,000 for the nine months ended June 30, 1997 compared to $453,000 for the same period in
1996) and MediaCity ($640,000 for the nine months ended June 30, 1997).

Amortization expense increased $106,000 (or 11.4%) to $1.0 million for the nine months ended June 30, 1997, from $930,000 for the same period in 1996. The increase in amortization expense was caused by the acquisitions of MediaCity World (in June 1996) and Executone-Milwaukee (in December 1995). During the nine months ended June 30, 1996, the Company incurred amortization expense of the goodwill which arose from the acquisition of CDI in October 1994. In June 1996, the Company wrote off the remaining goodwill of CDI in connection with the disposition of certain assets. Accordingly, the nine months ended June 30, 1997 did not include any goodwill amortization from CDI.

During the nine months ended June 30, 1997, the Company sold available-for-sale securities for net proceeds of $2.4 million. Accordingly, the Company recorded a gain on the sale of available-for-sale securities of $1.9 million.

The Company's has made no provision for income taxes for the nine months ended June 30, 1997, as a result of the Company's net operating loss carry forward.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Interest expense decreased $365,000 (or 29.2%) to $884,000 for the nine months ended June 30, 1997 from $1.2 million for the same period in 1996. Interest expense decreased as a result of lower debt outstanding during the nine month period ended June 30, 1997 compared to the same period in 1996. The decrease in outstanding indebtedness was principally a result of the conversion of $4.1 million convertible subordinated notes in June 1996 and reduced outstanding indebtedness on the Company's line of credit facility.

For the nine months ended June 30, 1997, net income before extraordinary items increased $1.2 million to $411,000 and earnings per share increased $0.20 to $0.06, compared to the same period in 1996.

During the nine months ended June 30, 1996, the Company disposed of a portion of the operations of CDI. As a result, the Company incurred a $5.0 million extraordinary charge for the disposal of this business.

At June 30, 1997, the computation of both primary and fully diluted earnings per share were based on the weighted average number of shares outstanding. The inclusion of additional shares assuming the exercise of stock options and warrants and the conversion of all convertible subordinated notes had an immaterial effect on the earnings per share computation.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Liquidity and Capital Resources

At June 30, 1997 the Company's current ratio was 1.30 to 1 with working capital of $2.9 million. This compares with a current ratio of 1.16 to 1 and working capital of $1.7 million at September 30, 1996.

For the nine months ended June 30, 1997, cash flows provided by operating activities were $441,000 compared to $4.1 million used by operating activities for the same period in 1996. Cash flows used by investing activities were $846,000 for the nine months ended June 30, 1997 compared to $2.6 million for the same period in 1996. The decrease in cash used in investing activities was primarily a result of decreased mergers and acquisition activity during the nine months ended June 30, 1997 compared to the same period in the prior year. Cash flows used by financing activities were $6,000 for the nine months ended June 30, 1997 compared to $7.5 million provided by investing activities for the same period in 1996. Borrowings from the Company's line-of-credit facility was significantly reduced during the nine months ended June 30, 1997 compared to the same period in the prior year due to the overall improvement in the Company's operations.

Subsequent to June 30, 1997, the Company received a temporary increase in its revolving facility whereby the Company is able to borrow $750,000 in excess of available assets through September 30, 1997. On October 1, 1997, the amount of credit available under the revolving credit facility reverts to the original amount available not to exceed $9.5 million. To date, the Company has not made use of this temporary increase in the revolving facility. In addition, the Company obtained an additional credit facility whereby the Company can borrow up to $1.5 million against qualified lease arrangements it enters into with customers. During the nine months ended June 30, 1997, the Company made draws in the amount of $737,000 against this credit facility. The Company extended the maturity date of its credit facilities to October 15, 1998.

The Company expects to be able to finance its working capital requirements and capital expenditures from its operating income and existing credit facilities for the fiscal year ending September 30, 1997.

Adoption of New Accounting Standards

Reference is made to Note 6 to the Condensed Consolidated Financial Statements.

PART II. OTHER INFORMATION


ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits

                   Exhibit 27:  Financial Data Schedule

           (b)     Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SoftNet Systems, Inc.

                                        /s/    A.J.R. Oosthuizen
                                        ---------------------------
                                        A.J.R. Oosthuizen
                                        President and Chief Executive Officer


                                        /s/ Martin A. Koehler
                                        ---------------------------
                                        Martin A. Koehler
                                        Vice President - Finance and
                                        Chief Financial Officer



Dated:  August 14, 1997