Form 10-K
period 1997-09-30
SOFTNET SYSTEMS INC
filed 1997-12-29
CIK 97196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997.

                                      OR

[   ]     Transition  Report  under  Section  13 or 15(d)  of the  Securities
          Exchange Act of 1934.
                           Commission File No.: 1-5270

                              SOFTNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              New York                                 11-1817252
   --------------------------------        ---------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

   520 Logue Avenue, Mountain View, California               94043
  ---------------------------------------------          --------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (650) 965-3700

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
   Title of each class                              on which registered
  ---------------------                         ---------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at November 28, 1997 was approximately $46.4 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at November 28, 1997
--------------------------------------      -----------------------------------
Common stock, $.01 per share par value                     6,969,847


Documents Incorporated by Reference:

     Proxy Statement for Annual Meeting of Shareholders to be held on February 26, 1998 (Part III)

                                     PART I

Item 1. Business

Overview

SoftNet Systems, Inc. (the "Company") is engaged in the business of developing, marketing, installing and servicing electronic information and document management systems that allow customers to electronically request and electronically receive information. The Company's strategy includes the selling of products and services that, when taken together with a customer's existing computer, data and voice communication systems, can consolidate all information within an enterprise into a common, electronically accessible information warehouse, regardless of geographic diversity. The Company operates through three segments: document management, telecommunications and Internet services.

The document management segment designs, develops, and manufactures electronic and film based imaging products. This segment provides intelligent document management solutions to its customers, utilizing cost-saving automation. All of the Company's products, both hardware and software, are based on industry standard client- server architecture, providing flexibility to connect to a wide variety of information systems. The hardware manufactured by the Company includes a family of Computer Output to Microfilm ("COM") printers. The Company's software principally captures information from a variety of sources, intelligently indexes the data and outputs it to a variety of storage media including optical disk, magnetic disk and tape, CD-ROM, and microfilm and microfiche. The image source and storage media are transparent to the system user.

The telecommunications segment provides communication solutions through the design, implementation, maintenance and integration of voice, data and video communication equipment and service. The telecommunications segment operates throughout the Midwestern United States with offices in Chicago, Illinois, Kansas City and the greater metropolitan area, Columbia, Missouri, Wichita, Kansas and Milwaukee, Wisconsin. The Company's telecommunications product offerings include third party manufactured telephone systems and call processing systems (including call centers, voice messaging, interactive voice response ("IVR") and computer telephone integration ("CTI")). Additionally, the Company develops software for IVR and CTI applications, sells local and long distance network services, provides maintenance services for existing customers and provides cabling and data communications. The telecommunications segment markets its products and services primarily to customers with 25 or more telephones located in the Midwest.

The Internet services segment provides Internet access as well as World Wide Web and database development. It is also a provider of Internet services over the cable television infrastructure to consumers and businesses. The segments primary service offering, the ISP ChannelSM, allows small to middle market cable and wireless cable operators to connect their subscribers to the Internet via cable modems. For businesses, the segment offers services which provide a platform for Internet and Intranet connectivity solutions and networked business applications over both cable infrastructure and leased telecommunication lines. By combining an Internet distributed architecture with cable and telephone technology, MCW services provide a compelling platform for nationwide delivery of network-based business applications.

The Company was incorporated in New York in December 1956. Its principal executive office is located at 520 Logue Avenue, Mountain View, California 94043 and its telephone number is (650) 965-3700. As used herein, the defined term "Company" shall mean SoftNet Systems, Inc., together with its four wholly-owned operating subsidiaries, Kansas Communications, Inc. ("KCI"), Communicate Direct, Inc. ("CDI") (d/b/a SoftNet Business Solutions, Inc. ("SBS"), Micrographic Technology Corporation ("MTC") and MediaCity World ("MCW"), unless the context otherwise indicates. KCI and SBS comprise the Company's telecommunications segment, MTC comprises the document management segment and MCW comprises the Internet segment.

Industry Segments

Financial information relating to industry segments of the Company for the three years ended September 30, 1997, 1996, and 1995 is set forth in Note 16 to the Consolidated Financial Statements included herewith.


Market Overview

Document Management Segment

The volume of information being generated throughout the world is growing rapidly. Currently, the Company estimates that 90% of all information is stored on paper, a format that:

(a)  causes  delays
(b)  requires significant space and personnel for document storage
(c)  results  in lost,  damaged,  and/or  misfiled  documents
(d) requires support for dual document management systems (one for paper, one for electronic documents)
(e)  generally allows only one concurrent user of a document

Because of papers many impediments, there is growing interest in storing records electronically. The focus of the imaging industry has been on developing and expanding storage and retrieval technologies.

Businesses typically require several forms of media simultaneously to store their information. Demand for a particular technology is driven by a number of factors, including cost, speed of retrieval, ongoing feasibility of retrieval, and longevity requirements of the documents. The optimal mix of these attributes changes according to the frequency of information usage and the urgency of its retrieval. For example, a higher-cost, fast-access media may be more suitable for a customer service oriented retrieval application. However, because less than 2% of information is ever retrieved, transferring data to a low-cost, technologically independent media often is more appropriate. Because document management involves so many factors, businesses must consider the multimedia approach for information storage.

The document management segment provides production workflow, enabling the simultaneous creation of many forms of storage media to address the entire document life cycle. Employing Windows/NT based client server software, the Company delivers document storage and retrieval solutions to businesses with complex needs. By combining proprietary and third party software with MTC's hardware products, the company organizes documents, stages them, and creates the appropriate media for each application. The Company believes it is currently the only business providing a full range solution of this scope.

The Company's Film Based/Imaging systems, an alternative to paper and long-term electronic storage, convert scanned or digital information directly from a computer or magnetic tape to an analog format for archiving on microfilm or microfiche. Benefits of Film Based Imaging include the following:

(a) Microfilm offers the capability to store documents for over 100 years. By comparison, electronic technology alternatives generally become obsolete at 3-5 year intervals. Information then must be migrated or converted, and reliability becomes questionable. Because it produces documents that are human-readable, film based imaging is the safer choice for information stored for an extended period.

(b) Microfilm is accepted as undisputed evidence in a court of law, because images cannot be altered.

(c) Film Recorders generate multiple copies for distribution or disaster recovery easily and economically utilizing high-speed duplicators.

(d) COM recorders consolidate information in ways paper cannot. For example, a 670 page report can be printed on a single 4" X 6" microfiche.

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

Internet Services Segment

The Company believes that the Internet has emerged as a global communications medium enabling millions of people to share information and conduct business electronically. With readily available, low cost Internet access, consumers and businesses are making increased use of the Internet via Web browsers, electronic mail, corporate intranets, telecommuting, on-line advertising and electronic commerce. Increased Internet use and the availability of powerful new tools for the development and distribution of Internet content have led to a proliferation of Internet-based services, such as advertising, on-line magazines, specialized news feeds, interactive games and educational and entertainment applications. The Internet has the potential to become a platform through which consumers and businesses easily access rich multimedia information and entertainment, creating new sources of revenue for advertisers, content providers and businesses. The growth of Internet advertising and commerce depends, in part, on the ability of advertisers and on-line merchants to deliver a compelling multimedia message to attract viewers and potential customers. However, multimedia content and other data-intensive applications will require high bandwidth. Underlying all of this growth, therefore, will be the service industry's ability to deliver a high-speed, low cost method for the consumer to access this increasing bandwidth of information. Currently, the Company believes that cable based Internet services and solutions best addresses the demands of this growing market. The Company believes that MCW's latest turnkey service offering, the ISP Channel, best allows the Company to expand into this market.

Products and Services

Document Management Segment

Information  Distribution System. The Company's Information  Distribution System
(IDS) is a family of products designed to automate the computer output production process and expand the product offering to include electronic subsystems such as optical disk and CD-ROM. The client-server architecture uses a Microsoft Windows operating environment and Novell LAN. The IDS allows the users to transport information to the print or storage media of their choice, enhancing the productivity of their computer output and storage operation. The following product options comprise the Company's Information Distribution
System:

         Information Distribution System Executive (IDS EXEC). The IDS EXEC software product moves input, management, execution and reporting activities off the production floor and under a single point of control, creating a streamlined and efficient operation. THE IDS EXEC console becomes the control center for all computer output stations that receive input data and house job resources, manage job priorities and control production, or track job status and report job statistics. The IDS EXEC also intelligently indexes source information for convenient and timely retrieval regardless of the storage media. Historically, if users wanted information on a computer tape transferred to CD-ROM, microfilm and paper, the tape had to be duplicated twice and then three separate application systems were utilized to store the information on the various types of media. With the Company's IDS EXEC, only one computer tape is necessary; the software outputs information to the three desired storage media simultaneously. IDS EXEC also makes it possible to reorder images submitted in one sequence to any other logical ordering sequence specified by the user. The Company believes that it is the only company that possesses this intelligent indexing technology.

         Page Handler. Page Handler is a high-speed electronic page-print interpreter that offers output device independence for AFP (IPDS) and Xerox laser printer applications. Page Handler accepts native print data, instructions (Formdef/Pagedef, JSL/JDL), and resources (fonts, forms, images). It then assembles these inputs into logical pages.

         Document Organizer. Document Organizer is a client/server based bundling system that analyzes documents and organizes them down to the page level for production. Working in conjunction with the IDS Spooler, Document Organizer arranges large print applications as end point documents according to customer needs of storage media.

Complete Organization of Every Document (COED). The COED System is a powerful client/server package that offers access to a wide range of information by combining Document Imaging, Computer Output to Laser Disc ("COLD"), and Workflow into one integrated system. The system provides tools that facilitate the retrieval of stored documents for viewing, printing, faxing, or exporting. COED is fully configurable and allows integrators or end users to create applications that match their business' operational requirements without programming. COED's client/server architecture provides the scalability needed to allow users to start with a cost effective solution and later integrate additional solutions as required. The system's Microsoft Windows graphical environment provides familiar "point and click" access to COED's various features. This system also conforms to important standards such as ODBC, TWAIN, and OLE 2.0. This open architecture provides a flexible system that integrates smoothly into different computing environments. Total software sales, including the COED solution, contributed approximately 7% to document management segment revenue in fiscal year 1997.

Computer Output to Microfilm (COM) Systems. The Company is a leading manufacturer of COM systems, offering a complete line of recorders, processors, duplicators, and related software. The Company manufactures various sophisticated printers under the System 6800 line of products. These systems include an extensive list of features, including wet or dry processing technology, cut fiche capabilities, and medium to high speed, stand-alone or integrated film processors and duplicators. The 6800 series provides an architectural platform that permits easy integration of information and image management systems, including the capability to add both magnetic and optical disk file storage subsystems for use in future document and image processing applications. A key factor differentiating the Company's product is its PC based client-server architecture. This feature gives the System 6800 line the ability either to operate within the traditional direct connect environment or become part of any client- server facility using LAN/WAN communications. COM Systems sale and lease revenues contributed approximately 34% to document management segment revenue in fiscal year 1997.

Microfilm and Media Supplies: The Company offers a complete line of original and duplicate microfilm and chemicals for use in its COM printer and duplicator systems. The sale of microfilm and media supplies provides the Company with a continuous cash flow and acts as a supplement to its hardware sales, which provide a less consistent influx due to high dollar value, a long sales cycle, and capital equipment nature. Media sales also allow the Company to foster relations with its installed customer base. Maintaining these relationships is vital, because numerous hardware sales of replacement pieces or upgrades of technology are made to media customers. The Company acquires a significant portion of its microfilm and media supplies from Eastman Kodak and sells them on a drop-ship basis. Microfilm and media supplies sales contributed approximatley 34% to document management segment's revenue in fiscal year 1997.

Maintenance and Spare Parts: The Company supplies spare parts for maintenance on its installed COM equipment user base. Maintenance is sub-contracted to a third party organization, for which the Company receives a monthly royalty. Revenue from maintenance and spare parts contributed approximately 5% and 15% respectively to document management segment revenue in fiscal year 1997.

RAPID. Rapid Archiving Peripheral for Images and Documents (RAPID(TM)) provides high-speed conversion of digitally-stored documents and images to low-cost, human-readable media. RAPID enables imaging and COLD systems a low-cost, no-migration archiving alternative to bulging digital repositories by off-loading Write Once Read Never (WORN) information to film. RAPID's software can organize documents and reports into file folders for meaningful, rapid retrieval. RAPID, currently under development, is scheduled for market release in the second quarter of fiscal 1998.

Telecommunications Segment

The telecommunications segment generates revenue primarily through the sale of third party vendor products through new installations of systems to either existing or new customers, and providing customers with "moves, adds, changes", service and maintenance to their existing systems.

Products offered to customers include telephone systems, call processing, computer telephone integration, wide area networks, data communications, and cabling.

       Telephone Systems. The Company provides PBX and key/hybrid telephone systems for its customers. A PBX, which is generally utilized for customers with 100 or more phones ( including the growth of up to thousands of phones), is handled by the F9600 manufactured by Fujitsu Business Communications Systems, Inc. ("Fujitsu"). The smaller systems handle customers with 10 to 200 phones. In this area, the Company markets the Integrated Digital System from Executone and Northern Telecom. Prices for telephone systems range from $3,000 for a small key system to over $1 million for a large, complex PBX system.

       Call Processing. Call processing is a general term used for many new applications to enhance the operation of existing telecommunication systems. These areas are as follows:

              Call  Centers.  A call  center  enhances  the  telephone  system's ability to handle large volumes of inbound or outbound calls and is used by businesses for customer service, reservations centers and other large order entry type operations. The Company resells call center products from Fujitsu, Executone and Interactive Intelligence.

             Voice Messaging. Voice mail is one of the more common products encountered by the general public. This technology enables voice communications to be sent, stored and retrieved from any touch-tone telephone. The Company resells voice mail systems from Octel, AVT and Executone.

              Interactive  Voice Response.  This product was one of the first to integrate the use of the telephone system with a computer system. This technology allows a caller to access a computer database to retrieve or input information via a touch-tone telephone. IVR units allow callers to access bank account information, obtain airline reservation information and many other applications. The Company markets IVR units from Edify and AVT.

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

       Wide Area Networks. The Company provides wide area data communication design, installation and maintenance services to organizations wishing to exchange data with remote locations. These remote locations could be the Internet, an Intranet, a remote office or a business partner. The company resells products from Cisco Systems, Inc., Adtran, Inc., 3Com and Ascend Communications.

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

       Initial Product Sales

       Revenue from initial product sales contributed approximately 61%, 53% and 64% to revenue for the telecommunications segment in fiscal 1997, 1996, and 1995, respectively.

       Moves, Adds and Changes

       Moves, adds and changes consist of moving telephones to new user locations, adding telephones or expansion cards in a telephone system and changing system and user features. Moves, adds and changes contributed approximately 21%, 26% and 14% of total telecommunication segment revenue in fiscal 1997, 1996, and 1995, respectively.

       Service and maintenance

       The Company maintains a strong customer service focus which helps generate recurring revenue from its existing customer relationships. This revenue takes the form of maintenance contracts, service calls, upgrades to existing systems and new systems for new locations. Sales of services and maintenance contributed approximately 17%, 15% and 17% of total telecommunication segment revenue in fiscal 1997, 1996, and 1995, respectively.

Internet Services Segment

The Internet Services segment provides Business to Business services under the MediaCity brand. The ISP Channel provides a no cost, turnkey data over cable solution to independent cable and wireless cable operators. MediaCity core services include Internet Access and Web Development. ISP Channel services include broadband Internet access for residential, small office/home office
(SOHO) and commercial customers, IP telephony, collaborative services including document and video conferencing and content delivery.

 MediaCity Services
         Internet Access. Dial-Up Accounts provide Internet access on an as needed basis and generate $9.95 to $24.95 per customer per month depending on the number of included hours and mega-bytes of storage used by the subscriber. Dedicated access enables direct, high-speed continuous connection of an organization's LAN to the Internet at speeds ranging from 56Kbps - 1.54Mbps Frame Relay, 128Kbps ISDN, 1.54Mbps - 45Mbps Point-to-Point and 144Kbs - 6Mbps DSL. Monthly service charges range from $125 to $8,000 depending on the speed of service offered.

         The Company offers other services to its customers including co-location of Internet servers, corporate e-mail, e-robots for mass marketing and FTP used in technical support applications for file transfers.

         Web Development. The Company's web services include web development and hosting for its Internet customers. Targeted at middle market customers, MCW is a full service provider that allows its customers to develop and maintain web sites for both internal Internet and external Internet applications. Monthly charges for web hostings range from $50 to $2,500 per month depending on band-width requirements, number of inquires (hits) per month and scripting and database requirements. One-time charges for web site development range $195 to $25,000 depending on the customer's needs.

ISP ChannelSM
         Broadband Internet Access. ISP Channel provides broadband Internet access to cable subscribers over the existing cable plant via an Internal PC ISA Cable Modem Card, External Cable Modem tied to a Network Interface Card or a Network Computer (NC) Set-top box. The speed customers achieve range from 1Mbps to 27Mbps downstream. Two-way cable plants allow for upstream speeds to reach 10Mbps while One- way cable plants use an analog or ISDN line for telephone return. Monthly service charges range from $49 for flat rate residential service to $99
         - $299 for flat rate business service depending on the number of computers connected.

         Collaborative Computing. ISP Channel subscribers, as part of the basic service offering, can utilize a local headend collaborative server for video and document conferencing. Because the Server is local to the broadband cable network, ISP Channel customers can experience full motion 30 frames per second video quality.

         IP Telephony. ISP Channel subscribers, as part of the basic service offering, can utilize a local headend IP Telephony Gateway that allows for toll quality voice services over the Internet at reduced local and long distance charges. Each cable operator headend represents another node on the ISP Channel's IP Telephony Network. While the technology has been implemented as part of ISP Channel's basic offering, the final price structure has yet to be determined.

         Content. The ISP Channel has entered into a joint venture with Excite, Inc. to provide co-branded ISP Channel/Excite content aggregation, directory and search services. The co-branded content incorporates a custom on-line presence for the cable affiliate including on-line cable schedule, Pay per View and billing payment options. Personalization allows for the subscriber to use the co-branded ISP Channel/Excite push technology to create a customized default page incorporating the subscribers interests including Local and National News, Weather, Sports, Stock Portfolio, Horoscope, local City information or the ability to choose from hundreds of other selections. Local and National advertising generated by the Excite relationship will yield additional advertising revenue opportunities for ISP Channel and its affiliated cable operators.

Business to Business Internet Services. MCW also provides its MediaCity brand core business solutions to its affiliated cable subscribers, allowing the cable operator to share in business revenue from web development, web hosting and Internet Access outside of the local cable plant.


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

Internet Services Segment

MediaCity (Northern California)
MediaCity utilizes an inside sales force for consumer and SOHO customers while incorporating a direct sales staff and independent sales representatives consisting of Internet design consultants and Advertising Agencies to address the Business to Business market. The Company employs a variety of selling techniques in order to reach targeted business customers including telemarketing, direct mail and sales calls.

MediaCity (Reno, Nevada)
MediaCity has an exclusive agreement with the Reno Gazette Journal's (Gannett) on-line presence NevadaNet to co-market Internet access. The relationship provides NevadaNet with a percentage of the recurring revenue while providing MediaCity with extensive free daily advertising in the Reno Gazette Journal. Sales support is provided both locally and via a toll-free number.

ISP Channel (Nationwide)
Affiliate Sales. The ISP Channel employs seasoned cable executives as Regional Directors of Affiliate Sales that call on the independent cable operators and multiple system operators in their territory.

Subscriber Sales. Subscriber sales are handled nationally via a toll-free customer service center. All marketing efforts are coordinated with the local cable affiliate and include telemarketing, billing inserts, local cable video spots and infomercials.

Customers

During  fiscal  1997 and 1996,  Marshall  & Ilsley  Corp.  (1997)  and NCR Corp.
(1996), accounted for 11% and 13%, respectively, of the Company's consolidated revenue. No single customer of the Company accounted for more than 10% of the Company's consolidated revenue in fiscal 1995.

Document Management Segment

The Company markets its products and services to two distinct customer groups:

(a) customers with high-volume document, storage and retrieval needs or complex document life cycle issues

(b) customers who desire to image-enable existing business applications, to facilitate rapid and efficient data storage and retrieval, and to provide a vehicle for electronically processing data input (e.g. health claims processing, lease administration, etc.).

For those clients with high-volume data storage and retrieval needs, the Company further defines its customers as service bureaus, end users, and authorized distributors. The Company's service bureau customers capitalize on the recent trend toward outsourcing. Clients of the service bureaus generally do not have the data output volumes to justify dedicated COM and related systems.
Conversely, certain financial institutions, insurance companies, and public utilities do have output volumes justifying the direct purchase of the Company's products. Current end user customers include Fortune 500 companies and other service providers.

The Company currently markets its image-enabling technologies to the healthcare claims processing industry and governmental agencies. These customers typically process high volumes of input data and have a variety of storage and retrieval requirements. The Company's ability to blend current technologies allows the customization of imaging applications to meet each customer's needs.

During fiscal 1997, foreign sales of the document management segment represented 12% of the Company's consolidated revenue. Foreign sales made principally to Germany, France and England represented 28%, 12% and 10%, respectively, of total foreign sales of the Company. Additionally, European maintenance contract revenues attributed an additional 21% of the Company's total foreign sales. During fiscal 1996, foreign sales of the document management segment represented 13% of the Company's consolidated revenue. Foreign sales made principally to Germany, the United Kingdom, and Canada, represented 39%, 18%, and 15%, respectively, of total foreign sales of the Company.

Telecommunications Segment

The Company markets its products and services principally to customers with 25 or more telephones and those customers with complex, expanding voice and data management needs. The Company focuses on those customers who do not have significant infrastructure to support their telecommunications needs, but instead, seek to outsource this function. The Company strives to provide outstanding customer service and support long after the initial sale. The Company views this continued customer service as critical to being able to expand its product and service offerings to its customers. The Company maintains a highly trained force of service technicians, design engineers, communications consultants and project coordinators who provide on-site and remote service and support. As of September 30, 1997, the Company had approximately 3,500 customers in its telecommunications segment. During fiscal years 1997, 1996 and 1995, no single customer in the telecommunications segment accounted for more than 10% of consolidated company revenue.

The Internet Services Segment

The Company focuses it MediaCity brand services primarily on business customers with 10 to 100 employees. As of September 30, 1997 the Internet services segment had approximately 1900 customers.

The Company markets its ISP Channel services to the Independent Cable, Wireless Cable and Multiple System Operators with cable systems that range in size from 1,000 to 50,000 subscribers. This market represents 3,986 systems and approximately 25 million subscribers. The ISP Channel is sold as a "no cost" turnkey Internet Solution based on a revenue sharing model. The revenue sharing percentage can range from 25% to 50% based on system size and subscriber penetration. As of September 30, 1997 the Company has seven signed ISP Channel contracts, with terms ranging from 3 to 5 years. The operations of these seven cable affiliates cover an approximate total of 305,000 homes. Of these potential ISP Channel subscribers, 125,000 of these homes currently are cable operator subscribers, while 180,000 of these homes have passed on basic cable services.

Competition

Document Management Segment

The document management industry is highly competitive and rapidly evolving. The Company competes on the basis of breadth of offering different document management solutions, cost, flexibility, and customer service. The Company has a number of direct competitors, including Anacomp and Mobius. These competitors have longer operating histories, greater name recognition, and significantly greater financial, technical, and marketing resources than the Company.

Telecommunications Segment

The telecommunications industry is highly competitive and rapidly evolving. The Company competes on the basis of customer service, flexibility and breadth of offering different technological products and solutions. The Company competes with Lucent Technologies, Inc., Northern Telecom, Siemens, and Regional Bell Operating Companies ("RBOCs") in the telecommunication business. These competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources, as well as greater name recognition, than the Company. In addition, the RBOC's are currently subject to a variety of government regulations limiting the manufacture, marketing and sale of certain products and services in the telecommunications market. If any of these restrictions were to be eliminated or lessened, the Company's business could be adversely effected.

Internet Services Segment

The  markets  for  consumer  and  business   Internet   services  are  extremely
competitive, and the Company expects that competition will intensify in the future. Some of the Company's direct competitors in the access markets are ISP's, national long distance carriers and local exchange carriers, wireless service providers, and Internet content aggregators. Many of these competitors are offering (or may soon offer) technologies that will attempt to compete with some or all of the Company's high-speed data service offerings. Several competitors in this area are AT&T, BBN Corporation, Earthlink Network, Inc., Netcom On-Line Communications Services, Inc. , PSInet Inc. and WorldCom, Inc. The Company also competes with other cable-based data services that are seeking to contract with cable system operators to bring their services into geographic areas not already covered by an exclusive relationship between the Company and its cable affiliates. The Company's competitors in these cable-based services market are those cable companies that have developed their own cable-based services and market those services to unaffiliated cable system operators. Several cable system operators, including TCI , Cox, Comcast, Time Warner Inc. and the Continental Cablevision, have deployed high-speed Internet access services over their existing local HFC networks. TCI, Cox and Comcast market through @Home while Time Warner plans to market the Road Runner service through Time Warner's own cable systems as well as to other cable system operators nationwide. Many of the Company's competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition.


Raw Materials

Document Management Segment

Raw materials for COM Systems consist of purchased parts from third party vendors. The Company believes that it can source purchased parts from a variety of vendors and that no one single vendor possesses a critical component that can not be purchased elsewhere.

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

Internet Services Segment

The Company currently depends on a limited number of suppliers for certain key technologies used to provide ISP Channel and MediaCity services. In particular, the Company depends on 3Com/USR and COM21 for head end and cable modem technology, Excite for content aggregation, Cisco Systems, Inc. for network routing and switching hardware, and MCI for national Internet backbone services, among others. Although the Company believes that there are alternative suppliers for each of these technologies, it could take a significant period of time to establish relationships with alternative suppliers. The loss of any of the Company's relationships with these suppliers could have a material adverse effect on the Company's business, operating results and financial condition.


Seasonality

The Company believes that none of its segments are subject to seasonal fluctuations.


Backlog

Document Management Segment

As of September 30, 1997, the document management segment has signed customer contracts of $1.4 million, all of which are expected to be delivered in fiscal 1998. The segment had approximately $3.4 million in signed contracts at September 30, 1996, all of which were delivered during fiscal 1997.

Telecommunications Segment

As of September 30, 1997, the telecommunications segment has signed customer contracts for $2.6 million, all of which are expected to be delivered in fiscal 1998. The segment had approximately $4.8 million of signed contracts at September 30, 1996, all of which were delivered during fiscal 1997.

Internet Services Segment

As of September 30, 1997, the Internet services segment has seven, signed ISP Channel contracts representing 125,000 cable subscribers and 180,000 homes passed. All seven contracts are scheduled for implementation in fiscal 1998. This segment represents an emerging technology and industry, and in turn had no backlog of significance as of September 30, 1996.

Research and Development

Document Management Segment

The Company believes that the development of new products and solutions is critical for the future growth of the document management segment. During fiscal 1997, the Company spent approximately $1.8 million on development efforts.

Telecommunications and Internet Services Segments

The telecommunications and Internet services segments are not engaged in any substantial research and development.


Employees

As of September 30, 1997, the Company and its subsidiaries had 210 full-time employees. The Company also utilizes contracted labor to assist in its production process.


Item 2. Properties

The Company leases an aggregate of approximately 121,000 square feet of office, warehouse and manufacturing space. The document management segment leases space in Mountain View, California and Lincolnshire, Illinois. The Telecommunications segment leases space in Lenexa, Kansas; Wichita, Kansas; Columbia, Missouri; Milwaukee, Wisconsin; Chicago, Illinois and Buffalo Grove, Illinois. The Internet services segment leases space in Mountain View, California. The corporate office is located in Mountain View, California. Currently, approximately 44,000 square feet are sub-let to third parties.


Item 3. Legal Proceedings

The Company has no material pending litigation.


Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

The Common Stock of the Company is principally traded on the American Stock Exchange ("AMEX: SOF"). The high and low sales prices for the stock reported on AMEX for each quarterly period during the past two fiscal years were as follows:

                  Quarter Ending                   High                   Low
                  ------------------              ------                 -----
                  1996

                  December 31, 1995               14-3/8                 9-1/4

                  March 31, 1996                  10-7/8                     8

                  June 30, 1996                    9-3/8               6-13/16

                  September 30, 1996                   8                5-7/16

                  1997

                  December 31, 1996                    6                4-5/16

                  March 31, 1997                   7-1/4                 4-1/4

                  June 30, 1997                    6-3/8                 4-1/8

                  September 30, 1997               6-3/4                 5-1/8

There were approximately 366 record holders of the stock as of November 28, 1997. The closing price for the stock on November 28, 1997 was $7-3/16. The Company paid no dividends during the period October 1, 1994 to September 30, 1997. Other than restrictions that may be part of various debt instruments, the Company does not have any legal restriction on paying dividends. However, the Company does not intend to pay dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

On July 31, 1997 and August 15, 1997, the Company issued 250,000 shares of common stock and 1,000 shares of common stock, respectively, to two separate warrant holders, upon the exercise of outstanding warrants at an exercise price of $1.75 per share ($439,250 in the aggregate). These shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On December 20, 1996, the Company issued 10,000 shares of common stock to Cleary Gull Reiland and McDevitt ("Cleary") in consideration for services rendered by Cleary in the approximate amount of $44,000 in connection with certain acquisitions made by the Company. These shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

On November 15, 1996, the Company issued 24,390 shares of common stock pursuant to the conversion of $100,000 of convertible debt by a single holder of the Company's 10% convertible subordinated notes due October 31, 1999. These 10% notes have a conversion price of $4.10. From February 24, 1997 through June 23, 1997, the Company issued 35,104 shares of common stock pursuant to the conversion of $236,952 of convertible debt by four separate holders of the Company's 9% convertible subordinated notes due September 15, 2000. These 9% notes have a conversion price of $6.75. On August 15, 1997 the Company issued 10,000 shares of common stock pursuant to the conversion of $50,000 of convertible debt by a single holder of the Company's 9% convertible subordinated notes due December 31, 1998. These 9% notes have a conversion price of $5.00. These shares are exempt under Section 3(a)(9) of the Securities Act.

Item 6.  Selected Financial Data

The following table sets forth for the periods selected consolidated financial and operating data for the Company. The statement of operations and balance sheet data have been derived from the Company's consolidated financial statements audited by Coopers & Lybrand LLP. The selected consolidated financial data should be read in conjuction with "Management's Discussions and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.



                                                       Fiscal years ended September 30,

                                           1997         1996(b)       1995(c)        1994          1993(c)
                                                      (In thousands, except per share data)

Statement of Operations Data (a):

Net sales                               $  38,556     $  41,387     $  21,252     $   9,629      $   9,408
Cost of sales                              23,608        27,137        15,137         6,532          6,612
                                        ---------     ---------     ---------     ---------      ---------
Gross Profit                               14,948        14,250         6,115         3,097          2,796
                                        ---------     ---------     ---------     ---------      ---------

Operating expenses:
   Selling, engineering and general
      and administrative                   12,475        14,316         7,136         3,234          3,106
   Amortization of goodwill
      and transaction costs                 1,383         1,280           451           152              -
   Write-off of acquired in-process
      unproven technology                       -             -         5,000             -              -
   Cost associated with change in
      products and other                    2,137         2,834             -             -              -
   Acquisition costs and other                  -             -         1,318             -              -
                                        ---------     ---------     ---------     ---------      ---------

Total operating expenses                   15,995        18,430        13,905         3,386          3,106
                                        ---------     ---------     ---------     ---------      ---------


Loss from operations                      (1,047)       (4,180)       (7,790)         (289)          (310)

Interest expense                          (1,194)       (1,597)         (650)         (615)           (56)
Gain on sale of
   available-for-sale securities               -         5,689              -             -              -
Other income (expense)                        96            52           (28)          (31)             72
                                        ---------     ---------     ---------     ---------      ---------
Loss from continuing
   operations before income taxes         (2,145)          (36)       (8,468)         (935)          (294)

Provision for income taxes                      -             -           124           378            187
                                        ---------     ---------     ---------     ---------      ---------
Net loss before discontinued
   operations and
   extraordinary items                  $ (2,145)     $    (36)     $ (8,592)     $ (1,313)      $   (481)
                                        =========     =========     =========     =========      =========

Primary loss per share
   from continuing operations           $  (0.33)     $  (0.01)     $  (1.97)     $  (0.35)      $  (0.14)
                                        =========     =========     =========     =========      =========

Weighted average shares outstanding         6,627         5,818         4,353         3,802          3,555

Balance Sheet Data (a):

Working capital                         $   1,301     $   1,713     $   3,488      $  (798)       $  1,344
Total assets                               24,377        25,586        35,396        5,646           3,175
Long-term debt,
   net of current portion                  11,747        10,598        12,434           123            197
Shareholders' equity                        2,028         3,793        11,685         2,436          1,384

---------------------

(a) Restated to reflect the acquisition of Kansas Communications, Inc. ("KCI") on September 15, 1995, accounted for as a pooling of interests.

(b) Includes the results of operations of the Milwaukee operations of Executone Information Systems, Inc. and MediaCity World, Inc. since their acquisitions on December 29, 1995 and June 21, 1996, respectively

(c) Includes the results of operations of Communicate Direct, Inc. ("CDI") and Micrographic Technology Corporation ("MTC") since their acquisitions on October 28, 1994 and September 15, 1995, respectively. In separate transactions in the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997, the Company sold substantially all of the operations of CDI.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations General

This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as the expectations, beliefs and future financial performance and assumptions underlying the foregoing relating to the ability to meet working capital requirements, capital expenditure and expected cash flow from operations. When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, are intended to identify forward-looking statements. The actual results or outcomes could differ materially from those discussed in the particular forward- looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include, but may not be limited to, the following: international, national and regional economic conditions; market acceptance of the Company's products and services; the Company's ability to provide integrated communication solutions for customers in a dynamic industry, as well as competitive factors.

The Company's fiscal year ends September 30. "Fiscal 1997" refers to the twelve months ended September 30, 1997 with similar references for other twelve month periods ending September 30.

Pursuant to activities initiated in the fourth quarter of fiscal 1996, the Company maintained its focus on improving its overall cash flow. Throughout fiscal 1997, the Company implemented various cost cutting activities in each of its three business segments. The Company believes that these activities have allowed it to strengthen the operations in what the Company believes to be its two mature segments, the telecommunication and document management segments, as well as to better position what the Company believes to be its start-up segment, the Internet services segment, for the future success and contribution of its operations.

Execution  of  the  Company's   strategy  of  focusing  on  profit  margins  and
eliminating excess costs resulted in enhanced profit margins in both the document management and the telecommunication segments. Industry experienced management teams in both segments were able to significantly reduce overhead expense by consolidating back-office administration and implementing various other cost cutting activities.

The Internet services segment concentrated on expanding both its customer base, as well as its product and service offerings. During fiscal 1997, the Internet services segment announced its new, national Internet service offering, the ISP Channel. The Company expects this segment to continue to increase its customer base and market presence through its promotion of the ISP Channel. The Company believes that significant market opportunities may exist for this business and its current product and service offerings. These opportunities, however, may require a capital investment in excess of the Company's current operating cash flow and lines of credit. The Company also believes that the successful launching of the ISP Channel may require substantial investment which could have an adverse effect on short-term operating results.

Overall, the Company expects to continue its focus on increasing cash flow in the business segments and expects to continue its investment towards increasing its customer base in each of its markets. The Company also expects to continue its investment in new product development. The Company also understands that future product offerings may require substantial investment in new sales personnel and retraining of current technical personnel, which the Company believes may have an adverse effect on the short-term operating results.

Although the Company has organized itself into three segments, the only industry segment comparison to prior years which would be meaningful is a comparison of the document management and telecommunication segments for fiscal 1997 and fiscal 1996. The Internet segment only contributed to consolidated operating results for one quarter in fiscal 1996 and comparison for prior years would not be meaningful. Similarly, the majority of the document management segment was acquired in late fiscal 1995 and only contributed fifteen days of operating results to fiscal 1995. Therefore any comparison for this segment to fiscal 1995 would also not be meaningful..

Results of operations for Fiscal 1997 compared to Fiscal 1996
                                                                          Income
                                    Net        Gross     Operating   (loss) from
   Segment Info  (in thousands)   sales       profit      expenses    operations

   Document management
      Fiscal 1997               $20,329       $9,280        $8,714          $566
      Fiscal 1996                19,417        8,042         8,162         (120)

   Telecommunications
      Fiscal 1997                17,219        5,545         4,804           741
      Fiscal 1996                21,803        6,041         7,509       (1,468)

   Corporate and other
      Fiscal 1997                 1,008          123         2,477       (2,354)
      Fiscal 1996                   167          167         2,759       (2,592)

   Consolidated
      Fiscal 1997                38,556       14,948        15,995       (1,047)
      Fiscal 1996                41,387       14,250        18,430       (4,180)

For fiscal 1997, consolidated net sales decreased $2.8 million (7%) while profit margins increased to 38.8% from 34.4%. The decrease in sales and increase in profit margin is partially attributed to the disposal of a substantial portion of the operations of CDI (telecommunications) in fiscal 1996. CDI's fiscal 1996 sales were $6.4 million, returning a gross profit margin of 10.8%. Operating expenses decreased $2.4 million, primarily in the selling and general and administrative expense categories, again, primarily due to the exclusion of CDI from fiscal 1997.

Consolidated interest expense decreased $402,000 in fiscal 1997 due to lower debt outstanding during fiscal 1997, mainly contributable to the conversion of $4.5 million of convertible subordinated notes since June 1996.

Fiscal 1996 also included a gain of $5.7 million on the sale of IMNET Systems, Inc. ("IMNET") shares held by the Company and a loss on the sale of CDI of $6.1 million. An additional extraordinary charge of $486,000 relating to the wrap-up of CDI's operations was recorded in fiscal 1997.

No provision was made for income taxes for fiscal 1997 or fiscal 1996 as a result of net operating losses. At September 30, 1997, the Company had a tax net operating loss carryforward of $6.7 million, which begins to expire in 1999. Given the Company's history of operating losses, a valuation allowance of $3.2 million has been provided in the Company's consolidated financial statements.

The Company had a net loss in fiscal 1997 of $2.6 million compared to a net loss of $6.1 million in fiscal 1996.

Document Management Segment

For fiscal 1997, the document management operations recorded higher gross profit margins (45.6% compared to 41.4% in fiscal 1996) on a 4.8% increase in net sales. The improved profit margins were primarily the result of increased productivity efficiencies in the manufacturing operation. A strong backlog and steady, customer order driven, manufacturing schedules were the key to achieving these efficiencies. The segment also introduced a competitive leasing alternative for its customer base further enhancing the sales effort for the operation's core products during the year.

Operating expenses increased 6.8% in fiscal 1997. Selling expenses increased $74,000 (4.2%) and engineering expenses increased $346,000 (19.8%) reflecting the continued effort to expand and improve the products offered to its customers. General and administrative expenses decreased $350,000 (16.4%) resulting from the overhead cost cutting measures implemented. Also included in operating expenses were the two following one-time write-offs, totaling $2.1 million.

During fiscal 1996, the Company acquired from IMNET an exclusive worldwide manufacturing right to certain microfilm retrieval technology, in exchange for the prepayment of non-refundable licensing fees of $1.0 million for 250 software licenses. As of September 30, 1997, the transfer to the Company of the technical and manufacturing know-how for this technology has continued to be delayed. Despite the ongoing negotiations and cooperation between the parties, the Company determined there was a potential risk in completing the transfer and selling the product. As a result, the Company wrote-off the prepaid license fee of $1.0 million in the fourth quarter of fiscal 1997.

Also, in the fourth quarter of 1997, the Company reevaluated the development and timely offering of its RAPID(TM) (Rapid Archiving Peripheral for Images and Documents) product. Market driven product enhancements and the resulting technological setbacks delayed the estimated product offering date at least one year to the second quarter of fiscal 1998. As a result, the Company has written-off $1.1 million of capitalized product design costs associated with this product.

Telecommunications Segment

Sales in the telecommunications segment in fiscal 1997 compared to fiscal 1996 decreased $4.6 million. The decrease is primarily due to the disposal of substantially all of the operations of CDI (with revenues of $6.4 million for fiscal 1996). This decrease in net sales was partially offset by an increase in net sales of $1.8 million in the remaining operations of the telecommunication segment for fiscal 1997. Profit margins increased to 32.2% from 27.7% due to the elimination of the lower margin product offerings of the CDI operation.

Selling, engineering and general and administrative expenses decreased $1.8 million in fiscal 1997 as compared to fiscal 1996. The decrease resulted from the disposition of CDI ($2.3 million in fiscal 1996) partially offset by expenses related to the increase in sales for the remaining operations.

Results of operations for Fiscal 1996 compared to Fiscal 1995

For the fiscal year ended September 30, 1996 net sales increased by $20.1 million (or 95%) to $41.4 million compared to $21.3 million for the same period in 1995. The increase in sales was principally a result of the acquisitions of MTC in September, 1995 and the Milwaukee, WI operation of Executone Information Systems, Inc. in December, 1995. The Company's acquisition of MTC and the Milwaukee operation of Executone added approximately $19.4 million in net sales in the fiscal year ended September 30, 1996. Sales from the Company's telecommunications segment declined slightly due to the erosion of operations in the Chicago metropolitan area.

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

Selling, engineering, general and administrative expenses increased $7.2 million (or 101%) to $14.3 million for the fiscal year ended September 30, 1996 from $7.1 million for the same period in 1995, largely as a result of the inclusion of MTC's results for the period ended September 30, 1996 ($4.9 million), the increase in sales and marketing activities in the telecommunications segment ($960,000) and the increase administrative expenses associated with expanded operation ($800,000). Amortization of goodwill and transaction costs increased $829,000 to $1.3 million for the fiscal year ended September 30, 1996, compared to $451,000 for the fiscal year ended September 30, 1995, primarily as a result of the acquisition of MTC in September 1995, and the amortization of deferred acquisition costs resulting from the acquisitions of MTC and CDI.

Interest expense increased $948,000 (or 146%) to $1.6 million for the fiscal year ended September 30, 1996 from $650,000 in the fiscal year ended September 30, 1995. Interest expense increased as a result of increased debt outstanding during the fiscal 1996, compared to fiscal 1995. The increase in outstanding indebtedness was principally a result of acquisition debt and borrowings to fund working capital.

During the fiscal year ended September 30, 1996 the Company realized a gain of $5.7 million from the sale of its investment in IMNET Systems, Inc.

During fiscal 1996, the Company sold its non-application oriented interconnect business located in the Chicago, IL metropolitan area. As a result the Company incurred a $6.1 million one-time charge for the write-off of goodwill, deferred acquisition costs associated with the purchase of Communicate Direct, Inc. in October, 1994, severance payments, inventory write-downs, warranty reserve and other.

The Company's provision for income taxes relates exclusively to the operation of KCI, for tax liabilities incurred prior to the merger with the Company. No provision for income taxes was made for fiscal 1996, as a result of net operating losses. A provision for income taxes of $124,000 was recorded for fiscal 1995. The Company has a tax net operating loss carry forward of approximately $7.7 million, which begins to expire in 1999. Given the Company's history of operating losses, a valuation allowance of $4.2 million has been provided in the Company's consolidated financial statements

For the fiscal year ended September 30, 1996, net loss before discontinued operations decreased $3.2 million to $5.4 million and loss per share of common stock before discontinued operations decreased $1.05 to $.83, compared to the same period in 1995. Weighted average outstanding shares increased by 1.5 million or 33.7% from 4.4 million in fiscal 1995 to 5.8 million in fiscal 1996 mainly due to the issuance of shares for acquisitions and the conversion of certain convertible subordinated notes.


Liquidity and Capital Resources

At September 30, 1997, the Company's current ratio was 1.12 to 1 with working capital of $1.3 million. This compares with a current ratio of 1.16 to 1 and working capital of $1.7 million at September 30, 1996.

For fiscal 1997, cash flows used in operating activities were $2.5 million, compared to $4.4 million for fiscal 1996. The Company used $1.2 million in investing activities during fiscal 1997, as compared to cash flows provided by investing activities of $3.1 million in fiscal 1996. During fiscal 1996, the Company realized net proceeds of $7.7 million on the sale of marketable securities and investments of $2.1 million related to acquisition activities. Neither of these two types of activities occurred in fiscal 1997. Cash flows provided by financing activities increased $2.1 million to $3.3 million compared to $1.2 million in fiscal 1996 primarily due to additional credit facilities established with respect to certain lease arrangements the Company enters into with its customers.

The Company extended the maturity of its revolving line of credit, which has a maximum borrowing capacity of $9.5 million, through January 1999. During fiscal 1997, the Company also obtained an additional credit facility from the same lender, whereby the Company can borrow up to $1.5 million against qualified lease arrangements it enters into with its customers.

The Company expects to be able to finance its working capital requirements and capital expenditures for its document management and telecommunications segments from its operating income, and existing line-of-credit facilities for the fiscal year ended September 30, 1998. However, the Company is currently considering various product offering expansion plans with respect to its Internet segment, for which it will need to pursue additional financing.

Effect of New Accounting Pronouncements

Reference is made to note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K

Item 8.  Financial Statements and Supplementary Data


                     SoftNet Systems, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements
                               September 30, 1997



Report of Independent Accountants

Consolidated  Statements of Operations  for the Years Ended  September 30, 1997,
      1996 and 1995

Consolidated Balance Sheets as of September 30, 1997 and 1996

Consolidated  Statements of  Shareholders'  Equity for the Years ended September
      30, 1997, 1996 and 1995

Consolidated  Statements  of Cash Flows for the Years Ended  September 30, 1997,
      1996 and 1995

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SoftNet Systems, Inc. and Subsidiaries as of September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1995.


                                                  COOPERS & LYBRAND L.L.P.

                                                  /s/ Coopers & Lybrand L.L.P.

December 24, 1997
Chicago, Illinois

                     SoftNet Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended September 30, 1997, 1996 and 1995
                      (In thousands, except per share data)

                                                 1997         1996         1995
                                           ----------    ---------    ---------

Net sales                                   $  38,556    $  41,387    $  21,252
Cost of sales                                  23,608       27,137       15,137
                                           ----------    ---------    ---------
    Gross profit                               14,948       14,250        6,115
                                           ----------    ---------    ---------

Operating expenses:
    Selling                                     4,662        5,274        2,662
    Engineering                                 2,305        1,820           60
    General and administrative                  5,508        7,222        4,414
    Amortization of goodwill
       and transaction costs                    1,383        1,280          451
    Costs associated with change
       in product line and other                2,137        2,834            -
    Write off of acquired in
       process unproven technology                  -            -        5,000
    Acquisition costs and other                     -            -        1,318
                                           ----------    ---------    ---------
       Total operating expenses                15,995       18,430       13,905
                                           ----------    ---------    ---------
Loss from continuing operations                (1,047)      (4,180)      (7,790)

Other income (expense):
    Interest expense                           (1,194)      (1,597)        (650)
    Gain on available-for-sale securities                    5,689            -
    Other income (expense)                         96           52          (28)
                                           ----------    ---------    ---------

Loss from continuing operations before
    income taxes and extraordinary item        (2,145)         (36)      (8,468)

Provision for income taxes                          -            -          124
                                           ----------    ---------    ---------

Loss from continuing operations before
    extraordinary item                         (2,145)         (36)      (8,592)

Discontinued operations:
    Loss from operations                            -            -         (420)
    Loss on disposal                                -            -         (644)
                                           ----------    ---------    ---------
Loss before extraordinary item                 (2,145)         (36)      (9,656)

Extraordinary item:
    Loss on sale of business                     (486)      (6,061)           -
                                           ----------    ---------    ---------
Net loss                                     $ (2,631)    $ (6,097)    $ (9,656)
                                           ==========   ==========    =========

Loss per share:
    Continuing operations                    $  (0.33)    $  (0.01)    $  (1.97)
    Discontinued operations                         -            -        (0.10)
    Loss on disposal                                -            -        (0.15)
    Extraordinary item                          (0.07)       (1.04)           -
                                           ----------    ---------    ---------
    Net loss                                 $  (0.40)     $ (1.05)    $  (2.22)
                                           ==========   ==========    =========

    Weighted average shares outstanding         6,627        5,819        4,353
                                           ----------    ---------    ---------


The accompanying notes are an integral part of these consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       As of September 30, 1997 and 1996
                        (In thousands, except share data)

                                                              1997        1996
                                                          --------    --------
              ASSETS
Current assets:
    Cash                                                  $     37    $    426
    Accounts receivable, net                                 6,983       6,074
    Inventories                                              4,310       5,904
    Prepaid expenses                                           473         340
                                                          --------    --------
       Total current assets                                 11,803      12,744

Property and equipment, net                                  1,637       2,314
Costs in excess of fair value of
    net assets acquired, net                                 6,900       8,101
Other assets                                                 4,037       2,427
                                                          --------    --------
                                                          $ 24,377    $ 25,586
                                                          ========    ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                 $  7,264    $  8,672
    Current portion of long-term debt                        1,712         744
    Current portion of capital leases                           46         187
    Deferred revenue                                         1,479       1,428
                                                          --------    --------
       Total current liabilities                            10,501      11,031
                                                          --------    --------

Long-term debt, net of current portion                      11,747      10,598
                                                          --------    --------

Capital lease obligations, net of current portion              101         164
                                                          --------    --------

Commitments and contingencies

Shareholders' Equity:
    Preferred stock, $.01 par value,
       4 million shares authorized,
       none outstanding                                         --          --
    Common stock, $.01 par value,
       25 million shares authorized,
       6,870,559 and 6,540,065 shares
       outstanding, respectively                                69          65
    Capital in excess of par value                          34,379      33,517
    Accumulated deficit                                    (32,420)    (29,789)
                                                          --------    --------
       Total shareholders' equity                            2,028       3,793
                                                          --------    --------
                                                          $ 24,377    $ 25,586
                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                     SoftNet Systems, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
              for the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)

                                                                                       Capital in
                                                                        Common Stock    excess of    Accumulated
                                                                 Shares       Amount    par value        deficit

Balance, October 1, 1994                                          3,903     $     39    $  16,434    $   (14,036)
   Sale of common stock, net of issuance costs                      200            2          708              -
   Value assigned to options and warrants issued with the
      extension of Senior Notes                                       -            -           66              -
   Exercise of warrants                                             100            1          187              -
   Common stock issued in connection with acquisitions,
      net of issuance costs                                       1,143           11        7,533              -
   Conversion of convertible subordinated notes                     201            2        1,628              -
   Settlement of related party receivable                             -            -        1,028              -
   Net loss                                                           -            -            -         (9,656)
                                                               --------     --------     --------     -----------

Balance, September 30, 1995                                       5,547           55       27,584        (23,692)
   Exercise of warrants                                              12            -           21              -
   Settlements of related party receivable                            -            -          815              -
   Conversion of convertible subordinated notes                     781            8        4,077              -
   Common stock issued in connection with acquisitions,
      net of acquisition costs                                      200            2        1,020              -
   Net loss                                                           -            -            -         (6,097)
                                                               --------     --------     --------     -----------

Balance, September 30, 1996                                       6,540           65       33,517        (29,789)
   Exercise of warrants                                             251            3          432              -
   Conversion of convertible subordinated notes                      70            1          386              -
   Common stock issued to pay acquisition costs                      10            -           44              -
   Net loss                                                           -            -            -         (2,631)
                                                               --------     --------     --------     -----------

Balance, September 30, 1997                                       6,871     $     69   $   34,379     $  (32,420)
                                                                =======     ========   ==========     ===========


In fiscal 1995, the Company recorded $7,738,000 of unrealized appreciation of available-for-sale securities in a Shareholders' Equity account. In fiscal 1996, this amount was eliminated upon the sale of the securities.


The accompanying notes are an integral part of these consolidated financial statements.




                                      SoftNet Systems, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows
                               For the Years Ended September 30, 1997, 1996 and 1995
                                                  (In thousands)

                                                                 1997         1996        1995
                                                              ---------   ---------   ---------

Cash flows from operating activities:
   Net loss                                                   $ (2,631)   $ (6,097)   $ (9,655)
   Adjustments to reconcile net loss to
        net cash used in operating activities:
      Write-off of acquired in-process unproven technology          --          --       5,000
      Depreciation and amortization                              2,045       1,997         822
      Write-off of prepaid software licenses                     1,000          --          --
      Write-off of capitalized product design costs              1,137          --          --
      Acquisition costs                                             --          --         648
      Net change of liabilities of discontinued operations          --          --         586
      (Gain) loss on the disposal of property and equipment        121          (3)        393
      Gain on sale of available-for-sale securities                 --      (5,689)         --
      Deferred income taxes                                         --          --         (12)
      Debt discount and deferred financing amortization             19          95          87
      Provision for bad debts                                      199         155          67
      Loss on sale of business                                      --       6,061          --
      Changes in  operating  assets and  liabilities,
         net of effect of purchase transactions and
         disposal of discontinued operations:
             Accounts receivable                                (1,289)       (741)     (1,208)
             Non-current lease receivable                       (3,054)         --          --
             Inventories                                           896      (1,756)     (1,707)
             Prepaid expenses                                     (179)          3         160
             Accounts payable and accrued expenses              (1,106)      1,365         (46)
             Deferred revenue                                      374         207         196
                                                              --------    --------    --------
Net cash used in operating activities                           (2,468)     (4,403)     (4,669)
                                                              --------    --------    --------

Cash flows from investing activities:
   Net cash paid in connection with acquisitions                    --      (2,055)     (2,562)
   Purchase of prepaid software licenses                            --      (1,000)         --
   Purchase of property and equipment                             (626)       (973)     (1,418)
   Additions to capitalized product design                        (654)       (462)         --
   Settlement of remaining obligations to owners
        of discontinued operations                                  --        (117)         --
   Proceeds from sale of investment securities                      --       7,678       1,027
   Other                                                            70          --        (134)
   Proceeds from sale of property and equipment                     30          28          31
                                                              --------    --------    --------
Net cash provided (used in) by investing activities             (1,180)      3,099      (3,056)
                                                              --------    --------    --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt,
        net of deferred financing costs                          4,728          --       4,131
   Repayment of long-term debt                                  (1,587)       (178)       (979)
   Borrowings under revolving credit note                        9,685      12,802       6,904
   Payments under revolving credit note                         (9,884)    (11,923)     (1,684)
   Proceeds from settlement of related party receivable             --         815          --
   Repayment of prior revolving credit facility                     --          --      (1,208)
   Proceeds from sale of available-for-sale securities              --          --         720
   Payment of put obligation                                        --        (200)         --
   Proceeds from exercise of warrants                              435          22         169
   Capitalized lease obligations paid                             (118)       (181)       (202)
                                                              --------    --------    --------
Net cash provided by financing activities                        3,259       1,157       7,851
                                                              --------    --------    --------

Net increase (decrease) in cash                                   (389)       (147)        126
Cash, beginning of period, net of cash of
   discontinued operations                                         426         573         447
                                                              --------    --------    --------
Cash, end of period                                           $     37    $    426    $    573
                                                              ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Nature of Business and Basis for Presentation

SoftNet Systems, Inc. and Subsidiaries (the "Company") is engaged in the business of developing, marketing, installing and servicing electronic information and document management systems that allow customers to electronically request and electronically receive information. The Company operates through three segments: document management, telecommunications and Internet services. The document management segment designs, develops, manufactures and integrates comprehensive, non-paper based systems and components that enable the Company to deliver to its customers cost-effective solutions for the storage, indexing and/or distribution of high-volume computer generated or entered information. The telecommunications segment sells and services telephone and computer hardware manufactured by others to provide communications solutions through the design, implementation, maintenance and integration of voice, data and video communications equipment and services. Additionally, the telecommunications segment sells and installs local and long distance network services. The Internet services segment provides Internet access, World Wide Web and database development.

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

During 1995, the Company adopted a formal plan to dispose of Utilization Management Association, Inc., a medical cost containment business. Accordingly, the results of discontinued operations and the estimated loss on disposal thereof have been reported separately from the continuing operations of the Company for fiscal 1995 (see Note 5).


2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SoftNet Systems, Inc. ("SoftNet") and its subsidiaries ("Company"). All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Credit risk is minimized as a result of the large number and diverse nature of the Company's customers. As of September 30, 1997, the Company had no significant concentrations of credit risk.

Significant Customer

For the fiscal years ended September 30, 1997 and 1996, one customer (different customer each year) accounted for 11% and 13%, respectively, of the Company's consolidated revenue. No single customer of the Company accounted for more than 10% of the Company's consolidated revenue in fiscal 1995.

Cash and Cash Equivalents

The Company considers cash equivalents to include all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

 Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories as of September 30, 1997 and 1996 are as follows (in thousands):

                                                   1997          1996
                                               --------      --------

                         Raw materials         $  2,763      $  3,154
                         Work-in-process            564           853
                         Finished goods             983         1,897
                                               --------      --------
                                               $  4,310      $  5,904
                                               ========      ========

Receivables

The Company has recorded an allowance for uncollectible accounts of $406,000, $371,000 and $67,000 at September 30, 1997, 1996 and 1995, respectively.

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

Capitalized Software Costs

Certain costs of acquired software to be sold, leased, or otherwise marketed are capitalized and amortized over the economic useful life of the related software product, which is generally five years. Net unamortized capitalized software costs, which resulted from the acquisition of MTC, are included in other non-current assets and were $592,000, $792,000 and $991,000 at September 30, 1997, 1996 and 1995, respectively.

Investments in Equity Securities

In 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 resulted in an increase to shareholders' equity in the fourth quarter of 1995 of $7.7 million upon the completion by IMNET Systems, Inc. of its initial public offering of common stock. Prior to this offering, there had been no public market for this common stock. At September 30, 1995, the Company's investment in marketable equity securities was classified as available-for-sale and, as a result, was stated at fair value. During fiscal 1996 the Company sold its entire holdings of IMNET Systems, Inc. and realized a gain of $ 5.7 million.

Fair Value of Financial Instruments

The fair value of the Company's debt, current and long-term, is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

Costs in Excess of Fair Value of Net Assets Acquired

The excess of costs of acquired companies over the fair value of net assets acquired (goodwill) are amortized on a straight-line basis over 10 to 20 years. Amortization expense for fiscal 1997, 1996 and 1995 was $1.2 million, $1.1 million and $471,000, respectively. During fiscal 1996 the Company wrote off $3.6 million of net goodwill resulting from the sale of the non-application oriented interconnect business in Chicago, IL (see Note 5). Accumulated amortization at September 30, 1997, 1996 and 1995 was $2.1 million, $943,000 and $471,000, respectively.

The Company assesses the recoverability of unamortized goodwill by reviewing the sufficiency of estimated future operating income and undiscounted cash flows of the related entities to cover the amortization during the remaining amortization period.

Revenue Recognition

Revenue from sales and installation of telephone systems, computer hardware and peripheral telephone system products is recognized for contracts over $100,000 on the percentage of completion method and on the completed contract method for all others which does not differ materially from the percentage of completion method. Revenue from maintenance contracts covering parts and labor on existing systems is recognized on a monthly basis over the term of each contract.

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

Revenue from the Internet services segment is generated from initial and recurring monthly Internet access and Web and database development. Set-up fees for Internet access customers is recognized upon completion of the service. Monthly access fees are recognized in the month of service. World Wide Web and database development is recognized upon completion of the service.

Leases to Customers

The Company's equipment lease transactions with its customers primarily involve the leasing of Computer Output Microfiche ("COM") equipment. Lease terms are typically for periods of 3 to 5 years. The Company typically leases its COM equipment on a "price per fiche" basis, in which monthly rents are driven by actual monthly microfiche production by the lessee. Leases contain minimum monthly rents by establishing provisions for minimum production volumes per month.

At September 30, 1997, the Company has entered into various sales-type leases with its customers. These leases provide for minimum future rents of $4.4 million and equipment residual values of $542,000. Unearned interest relating to these leases total $673,000. The present value of these leases ($4.3 million) is recorded in trade receivables and other assets in the accompanying consolidated balance sheet. Future minimum lease payments are as follows (in thousands):

                                   1998                $ 1,491
                                   1999                  1,362
                                   2000                    892
                                   2001                    471
                                   2002                    168
                                                     ---------
                                   Total               $ 4,384
                                                       =======

Research and Development

Research and development is primarily incurred by the document management segment. During fiscal 1997 and 1996, the Company expended $1.8 million and $1.1 million, respectively, for research and development.

Income Taxes

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

Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128. Earnings per Share (FAS
128), which specifies the computation, presentation and disclosure requirements for earnings per share in order to simplify the computation of earnings per share. FAS 128 is effective for financial statements ending after December 15, 1997 and earlier application is not permitted. After the effective date, all prior period earnings per share data shall be restated to conform with the provisions of FAS 128. The adoption of FAS 128 is not expected to have a material impact on the Company's earnings per share data.

In June 1997, the FASB issued FAS 130, Reporting Comprehensive Income. This statement, effective for fiscal years beginning after December 15, 1997, would require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, Elements of Financial Statements, as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income.

Also in June 1997, the FASB issued FAS 131, Disclosures about Segments of an Enterprise and Related Information. This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The adoption of FAS 131 is not expected to have a material impact on the Company's financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 1995 financial statements to conform with the 1997 and 1996 presentations.


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

The  following are the net revenues from  continuing  operations  and net income
(loss) of the separate companies for the period preceding the acquisition (in thousands):

                                            SoftNet
                                       Systems, Inc.          KCI      Combined
 Nine months ended June 30, 1995
      (Unaudited):
      Net sales                            $  8,285      $  7,564     $  15,849
      Net income (loss)                      (1,777)          272        (1,505)

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

Communicate Direct, Inc.

On October 31, 1994, the Company acquired Communicate Direct, Inc. ("CDI") in a business combination accounted for as a purchase. CDI, a Chicago-based company, sold and serviced telephone systems, third-party computer hardware and application oriented peripheral products such as voice mail, automated attendant systems, interactive voice response ("IVR") and video conferencing systems. The operations of CDI have been included with the results of the Company from November 1, 1994 until they were subsequently sold. During fiscal 1996, the Company sold a significant portion of the CDI business and, during fiscal 1997, all of the remaining operation was sold.

The Company acquired all of the outstanding stock of CDI for $1.9 million, such consideration consisting of 290,858 shares of the Company's Series A Convertible Preferred Stock ("Preferred Shares") valued at $6.00 per share and cash. In April 1995, the Preferred Shares were converted into common shares on a one-to-one basis following the approval of the Company's shareholders. The acquisition price has been adjusted for settlement of an earn-out agreement and resolution of certain post-closing purchase adjustments. The cost in excess of fair value of net assets acquired incurred in connection with the acquisition of CDI of $4.2 million was originally to be amortized on a straight-line basis over ten years. As a result of the 1996 sale, the Company wrote off the unamortized balance of the goodwill which arose from the original acquisition (See Note 5).

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

The cost in excess of fair value of net assets acquired incurred in connection with the acquisition of MTC of $6.1 million is being amortized on a straight-line basis over ten years. Additionally, in connection with the acquisition of MTC, the Company incurred a one-time charge in fiscal 1995 of $5.0 million for the write-off of acquired in- process unproven technology.

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

                                         Years Ended September 30,
                                               1996        1995
                                                 (unaudited)
                                            ---------   --------
Net sales from continuing operations        $ 42,270    $ 40,020
Net loss from continuing operations             (328)     (9,175)
Net loss per share                          $  (0.05)   $  (2.02)

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

In connection with the disposition, in fiscal 1995, the Company recorded a loss on disposal of discontinued operations of $644,000, along with a loss from discontinued operations of $420,000. Such amounts have not been adjusted for any income tax effect given the Company's net operating loss carryforward. For the year ended September 30, 1995, UMA contributed revenue of approximately $860,000 to the consolidated revenues of the Company.

Communicate Direct, Inc.

In June 1996, CDI sold its non-application oriented interconnect business located in the Chicago, IL metropolitan area to Next Call, Inc. ("Next Call") for a $600,000 ten year note receivable. In connection with the sale, CDI agreed to lend Next Call up to $1.0 million to fund operating losses, as defined, for the first twelve months of operations. The loan agreement required CDI to advance cash to Next Call on a monthly basis to cover operating cash short fall. Next Call was required to repay such advances when it became profitable on a cumulative basis. After the first twelve months, any amount still outstanding from Next Call was to be forgiven. As of September 30, 1996, the Company had made $189,000 in advances pursuant to this agreement. Subsequent to September 30, 1996, Next Call ceased operations.

As a result of the sale to Next Call and the uncertainty resulting from Next Call's subsequent shut down, the Company incurred an extraordinary charge of $6.0 million for the loss on the sale of this business, including the write-off of unamortized goodwill which resulted from the initial purchase of CDI in October 1994, deferred acquisition costs associated with the purchase of CDI, severance payments, inventory, leasehold improvements, the notes receivable from Next Call and all amounts loaned to the buyer. The loss resulting from the disposition of certain assets and the assumption of certain liabilities of CDI, within a two year period following a pooling of interests has been classified as an extraordinary item as required by generally accepted accounting principles. The disposition of CDI was not contemplated at the time of the pooling with KCI.

During fiscal 1997, CDI sold its operations that support its Fujitsu maintenance base in the Chicago metropolitan area to a new company formed by John I. Jellinek, the Company's former president, chief executive officer and director and Philip Kenny, a former SoftNet director. The buyer acquired certain assets in exchange for a $209,000 promissory note and the assumption of current liabilities of approximately $750,000. In addition, at the closing the buyer paid off $438,000 of existing Company bank debt and entered into a sub-lease of CDI's facility in Buffalo Grove, Illinois. At the closing, the buyer merged with Telcom Midwest, LLC., and the two former directors and the other two shareholders of the merged company personally guaranteed obligations arising out of the promissory note, the sub-lease arrangement and the assumption of certain liabilities. The personal guarantees of the promissory note are several. The personal guarantees of the sub-lease are limited to $400,000 and are on a joint and several basis. The personal guarantees of assumed liabilities are on a joint and several basis but are limited to the two former directors. Concurrent with this transaction, Messrs. Jellinek and Kenny resigned from the Company's board.

6.   Change in Products

During fiscal 1996, the Company acquired from IMNET an exclusive worldwide manufacturing right to certain microfilm retrieval technology, partially in exchange for the prepayment of fees for 250 software licenses. Accordingly, the Company recorded a prepaid license fee of $1.0 million in other non-current assets in the accompanying consolidated balance sheets. As of September 30, 1997, the transfer to the Company of the technical and manufacturing know-how for this technology has continued to be delayed. Despite the ongoing negotiation and cooperation between the parties, the Company determined there was a potential material risk in completing the transfer and getting the product to market. As a result, the Company wrote-off the prepaid license fee of $1.0 million in the fourth quarter of fiscal 1997 (see Note 14).

Also, in the fourth quarter of 1997, the Company reevaluated the development and timely offering of its RAPID (Rapid Archiving Peripheral for Images and Documents) product. Market driven product enhancements, and the resulting technological setbacks, delayed the estimated product offering date at least one year to the second quarter of fiscal 1998. As a result, the Company has written-off $1.1 million of capitalized product design costs associated with this product.

In June, 1996, the Company signed an agreement to distribute Lucent Technologies, Inc. products in the Chicago, Illinois metropolitan area. In connection with this distribution agreement and the repositioning of its Chicago operations, the Company incurred one-time charges of $1.3 million for severance payments, asset write-downs and other.

Included in the fourth quarter 1996 results is a charge of $1.5 million for the write-down of certain software inventory resulting from the Company's decision to discontinue the distribution of certain imaging products in favor of others (See Note 14).

7.   Significant Fourth Quarter Events

Operating results in the fourth quarter of fiscal 1997 include the effects of the following:

A. A charge of $1.0 million related to the write-off of prepaid license fees (see Notes 6 and 14).

B. A charge of $1.1 million related to the write-off of capitalized product design costs (see Notes 6 and 14).


8.   Property and Equipment

Balances of major classes of fixed assets and allowances for depreciation at September 30, 1997 and 1996 are as follows: (in thousands)

                                   1997       1996
                                -------    -------

Leasehold improvements          $   184    $   227
Furniture and fixtures              800      1,630
Vehicles                             55         83
Equipment                         2,076      1,644
                                -------    -------
         Total                    3,115      3,584
Less allowance for
depreciation and amortization    (1,478)    (1,270)
                                -------    -------

Property and equipment, net     $ 1,637    $ 2,314
                                =======    =======

9.       Debt

Debt is summarized as follows: (in thousands)

                                                                                           1997           1996
                                                                                         ---------     --------

Revolving Credit Note with maximum borrowings of $9.5 million bearing interest, payable monthly,  at the bank's prime rate plus 1% (the bank's prime rate 8.5%
at September 30, 1997).  The note matures on January 15, 1999                             $  5,900     $  6,099

Equipment  Financing Agreement with a maximum borrowing limit of $3.15 million, bearing  interest at the bank's prime rate plus 1% (the bank's prime rate being
8.5% at September 30, 1997),  principal and interest due in 60 monthly payments
with the final payment due May 2002                                                          2,398           --

Draw Note with maximum  borrowings for $1.5 million bearing  interest,  payable monthly, at the bank's prime rate plus 1% (the bank's prime rate being 8.5% at
September 30, 1997)                                                                            675           --

9% Convertible Debentures due September 2000, interest payable quarterly,
convertible into the Company's common shares at $6.75 per share                              2,619        2,856

9% Convertible Subordinated Notes due December 1998, interest payable quarterly, subordinated to all other liabilities of the Company, convertible into the Company's
common shares at $5.00 per share                                                                25           75

6%    Convertible  Subordinated  Debentures,  due February 2002 with  semi-annual interest  payments,  convertible  into the Company's  common stock at $8.10 per
share (subject to adjustment for anti-dilution)                                                780          780

10% Convertible Subordinated Notes due October 1999, bearing interest, payable quarterly, at 10% for the first two years only and no interest thereafter, subordinated to all other liabilities of the Company, convertible into the Company's common shares
at $4.10 per share                                                                             200          300

Promissory note due June 1998, interest payable at maturity accruing at 5% (terms
revised in 1997)                                                                               161          409

Promissory notes due November 1997, interest payable in arrears on each
principal due date accruing at 8.75%                                                            75          200

Promissory note bearing interest at 12.25%, principal and interest due in 24 monthly
payments with final payment due October 1999                                                   278           --

Promissory note bearing interest at 10.25%, principal and interest payable monthly
with final payment due December 1997                                                           288           --

Bank loan dated July 10, 1995, bearing interest at prime plus 1%, principal and
interest due in 60 monthly payments with final payment due July 2000                            --          391

Bank loan dated April 13, 1995, bearing interest at prime plus 1%, principal and
interest due in 48 monthly installments with final payment due April 1999                       54           85

Bank loan dated August 25, 1995, bearing interest at prime plus 1%, principal and
interest due in 36 monthly installments with final payment due August 1998                      --           74

Other                                                                                            6           73
                                                                                          --------     --------
                                                                                            13,459       11,342
Less current portion debt                                                                   (1,712)        (744)
                                                                                          --------     --------
        Total long-term debt                                                              $ 11,747     $ 10,598
                                                                                          ========     ========

The availability under the revolving credit note is subject to revisions on a monthly basis based upon available assets (as defined). The revolving credit note and the bank term loan (issued from the same bank) are collateralized by substantially all of the assets of the Company.

The equipment financing agreement and the draw note were obtained from the same bank as the revolving credit note and the assets collateralizing each financing facility are excluded from the collateral associated with the revolving credit note. The equipment financing agreement covers a specific lease agreement and the draw note covers certain bank approved leases. The leases are initiated by the Company acting as lessor through the ordinary course of business.

In connection with the issuance of the 10% Convertible Subordinated Notes, the Company issued warrants to purchase 298,000 shares of the Company's common stock exercisable for five years expiring in 1999 at an exercise price of $6.875 per share.

During fiscal 1997 and 1996, holders of the 6%, 9% and 10% convertible subordinated notes converted $386,000 and $4.1 million face amount of notes into 69,000 and 781,000 shares, respectively, of the Company's common stock. An additional $200,000 of notes were converted into 49,000 shares of the Company's common stock after year end.

In connection with the acquisition of MTC, the Company issued $2.9 million of its 9% Convertible Subordinated Debentures (the "MTC 9% Debentures") due September 2000. The MTC 9% Debentures are subordinated to senior indebtedness of the Company and are convertible after September 15, 1996, into the Company's common shares at $6.75 per share. The MTC 9% Debentures may be prepaid by the Company in whole or in part at face value. During fiscal 1997, of the total $386,000 of notes converted, $236,000 of these 9% debentures were converted into 35,000 shares of the Company's common stock.

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

During fiscal 1997, the Company sold certain assets of its telecommunications segment for cash, a note receivable and the assumption of certain liabilities. In addition, the buyer repaid certain bank loans of the Company in the principal amount of $438,000 plus accrued interest (see Note 5).

Aggregate maturities of long-term debt for each of the next five fiscal years are as follows (in thousands):

                                         1998       $  1,712
                                         1999          7,005
                                         2000          3,521
                                         2001            315
                                         2002            906

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

11.   Capitalized Lease Obligations and Other Lease Commitments

The Company leases computer equipment and certain other office equipment under leases which are capital in nature. The Company has net assets of $314,000 and $520,000 under these capital leases as of September 30, 1997 and 1996, respectively.

The Company has entered into operating leases for office space and manufacturing facilities. These leases provide for minimum rents. These leases generally include options to renew for additional periods. The Company's rent expense for the years ended September 30, 1997, 1996 and 1995 was $828,000, $755,000 and
$282,000, respectively.

The aggregate amount of the lease payments under capital and operating leases for each of the five fiscal years ending September 30 is as follows (in thousands):

                                         Capital leases      Operating leases

   1998                                   $          58      $            955
   1999                                              48                   523
   2000                                              43                   468
   2001                                              23                   447
   2002                                               -                   294
                                        ---------------      ----------------
   Total minimum lease payments                     172        $        2,687
                                                               ==============
   Amount representing interest                     (25)
                                         --------------
   Present value of net minimum payments            147
   Less current portion                             (46)
                                          -------------
   Capital lease obligation               $         101
                                          =============

12.      Income Taxes

The Company's provision for income taxes in fiscal 1995 relates exclusively to the operations of KCI, for tax liabilities incurred by KCI prior to the merger with the Company.

The components of the provision for income taxes are as follows for the fiscal years ending September 30 (in thousands):

                                               1997         1996         1995
                                        -----------   ----------    ---------
       Current
          Federal                       $         -   $        -    $     113
          State                                   -            -           23
                                        -----------   ----------    ---------
       Total current                              -            -          136

       Deferred
          Federal                                 -            -          (10)
          State                                   -            -           (2)
                                        -----------   ----------    ---------
       Total deferred                             -            -          (12)

                                        $         -   $        -    $     124
                                        ===========   ==========    =========

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred taxes at September 30 and the approximate tax effects are as follows (in thousands):

                                                                   1997                          1996
                                                          ------------------------      ---------------------
                                                              Temporary         Tax       Temporary        Tax
                                                             Difference      Effect      Difference     Effect

Inventory and other operating reserves                        $     499   $     170      $    1,240   $    422
Allowance for doubtful accounts                                     104          35             541        184
Reserve for note receivable                                           -           -             624        212
Unpaid accruals                                                     477         162             794        270
Reserve for lease termination                                         -           -              75         26
Deferred revenue                                                  1,479         503           1,369        465
Other                                                               (17)         (6)             (9)        (3)
Net operating loss carryforwards                                  6,747       2,294           7,854      2,670
                                                                           --------                   --------
Total deferred tax asset                                                      3,158                      4,246
Valuation allowance                                                          (3,158)                    (4,246)
                                                                           --------                   --------
Net deferred tax asset                                                     $      -                   $      -
                                                                           ========                   ========

A valuation allowance was recorded as a reduction to the deferred tax assets due to the uncertainty of the ultimate realization of future benefits from such deferred taxes.

Net operating loss carryforwards of approximately $6.7 million are available as of September 30, 1997 to be applied against future taxable income. In addition, net operating loss carryforwards of approximately $750,000 acquired in connection with the acquisition of MTC are available to reduce recorded goodwill when utilized. The net operating loss carryforwards expire between 1999 and 2010 and are subject to certain annual limitations as a result of the changes in equity ownership.

13.      Stock Options and Warrants

During fiscal 1995 the Company adopted the 1995 Long Term Incentive Plan (the "1995 LTIP") whereby the Company, under the direction of the committee appointed by the Board of Directors, can grant a variety of stock-based compensation awards. The Company has reserved 1.5 million shares (including an increase of 900,000 shares approved by the shareholders during fiscal 1997) for issuance under the plan. Outstanding options and warrants to purchase shares of common stock at September 30, 1997, 1996 and 1995 were as follows (in thousands, except price per option data):

                                                Shares          Price per option

Outstanding at October 1, 1994                    730                1.75-6.125
    Granted                                       924                 1.75-8.50
    Canceled                                       (4)                   4.0429
    Expired                                         -                         -
    Exercised                                    (100)                     1.75
                                              -------

Outstanding at September 30, 1995               1,550                 1.75-8.50
    Granted                                       574               8.125-10.00
    Canceled                                     (542)                6.50-8.25
    Expired                                         -                         -
    Exercised                                     (13)                     1.75
                                              -------

Outstanding at September 30, 1996               1,569              1.75 - 10.00
    Granted                                       400               4.938-5.313
    Canceled                                     (283)               4.938-5.00
    Expired                                         -
    Exercised                                    (251)                     1.75
                                              -------

Outstanding at September 30, 1997               1,435                1.75-10.00
                                              =======


Shares available under the Plan were 1,058,000, 303,000 and 600,000 at September 30, 1997, 1996 and 1995, respectively. As of September 30, 1997, 1996 and 1995, there were 1.0 million, 1.2 million and 1.3 million exercisable options and warrants, respectively.

During fiscal 1997, the Board of Directors elected to reduce the exercise price on 297,000 options from $8.25 to $4.94 per share, the market price on the day the board took such action. In addition, during fiscal 1996, the Board of Directors elected to reduce the exercise price on 117,000 options from $12.75 to $8.25 per share, the market price on the day the board took such action.

During fiscal 1997, the Company was required to adopt Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), which encourages entities to adopt a fair value based method of accounting for stock based compensation plans in place of the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer.

As allowed by FAS 123, the Company will continue to apply the provisions of APB 25 in accounting for its stock based employee compensation arrangements, and will disclose the pro forma net loss and loss per share information in its its footnotes as if the fair value method suggested in FAS 123 had been applied.

Had compensation cost for the Company's LTIP been determined based on the fair value at grant date for awards in fiscal 1997 and 1996 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

(Dollar amounts in thousands, except per share data)
                                                         1997           1996
                                                      ----------     ----------

 Net loss, as reported                                 $  (2,631)     $  (6,097)

 Net loss, pro forma                                      (3,207)        (6,348)

 Loss per common share, as reported                    $   ( .40)     $   (1.05)

 Loss per common share, pro forma                          ( .48)         (1.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: dividend yield of 0.0%; expected volatility of 58%; risk free interest rate spread of 5.8% - 6.4%; and expected life of 4 years. Options outstanding at September 30, 1997 had exercise prices ranging from $4.94 to $5.31. The weighted average exercise price of these outstanding options outstanding is $4.98 and the weighted average remaining contractual life of those options is 8.8 years.



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

On July 26, 1995, Ozite shareholders approved a merger of Ozite with Pure Tech with Pure Tech being the surviving corporation. As a condition of the merger, Ozite was required to secure a general release from the Company and to surrender certain securities in satisfaction of the amount owed to the Company. As a result, the Company received 311,000 shares of Pure Tech common stock, 267,000 shares of Artra Group Incorporated (ARTRA) Common Stock and 932 shares of Artra Preferred Stock. Subsequently, the Company sold all 311,025 shares of Pure Tech for net proceeds of $1.0 million, which was recorded as a capital contribution during fiscal 1995. During fiscal 1996, the remaining securities were sold for net proceeds of $815,000, which was recorded as a capital contribution.

During fiscal 1997, CDI sold its operations that support its Fujitsu maintenance base in the Chicago metropolitan area to a new company formed by John J. Jellinek, the Company's former president, chief executive officer, and director and Philip Kenny, a former SoftNet director. The buyer acquired certain assets in exchange for a $209,000 promissory note and the assumption of current liabilities of approximately $750,000. In addition, at the closing the buyer paid off $438,000 of existing Company bank debt and entered into a sub-lease of CDI's facility in Buffalo Grove, Illinois. At the closing, the buyer merged with Telcom Midwest, LLC., and the two former directors and the other two shareholders of the merged company personally guaranteed obligations arising out of the promissory note, the sub-lease arrangement and the assumption of certain liabilities. The personal guarantees of the promissory note are several. The personal guarantees of the sub-lease are limited to $400,000 and are on a joint and several basis. The personal guarantees of assumed liabilities are on a joint and several basis but are limited to the two former directors. Concurrent with this transaction, Messrs. Jellinek and Kenny resigned from the Company's board.

In June 1996, the Company acquired the exclusive worldwide manufacturing rights to IMNET's MegaSAR Microfilm Jukebox and completed and amended its obligations under a previous agreement. The Company issued a $2.9 million note for prepaid license fees, software inventory, the manufacturing rights, and certain other payables. Approximately $2.5 million was paid on this note during the fourth quarter of fiscal 1996. Subsequently, in fiscal 1997, the outstanding $410,000 promissory note was further reduced by $249,000, and a new promissory not in the face amount of $161,000 was executed.

In July 1997, due to a delay in the transfer to the Company of the technical and manufacturing know-how for the MegaSAR product, the Company and IMNET further amended the June 1996 Agreement. In an attempt to facilitate the technology transfer, the Company accepted an order from IMNET for the first 14 MegaSAR units to be manufactured by the Company. A portion of the payment for these inital units would be applied against the outstanding promissory note. The transfer of the technology and the parts needed for production was to have occurred no later than September 1, 1997.

As of September 30, 1997, the transfer to the Company of the technical and manufacturing know-how for this product offering has continued to be delayed. Despite the ongoing negotiation and cooperation between the two parties, the Company determined there was a potential material risk in completing the technology transfer and getting the product to market. As a result, in the fourth quarter of fiscal 1997, the Company recorded a one-time charge of $1.0 million to write-off the associated prepaid licenses. The Company is currently negotiating with IMNET to either complete the transfer or seek an alternative solution.

During the fourth quarter of fiscal 1996, the Company decided to discontinue its plans for distributing the IMNET microfilm retrieval software in favor of another software developer's product. As a result, the Company recorded a one-time charge of $1.5 million to write-off software inventory which is included under the caption costs associated with change in product lines and other in the accompanying consolidate statements of operations.

During fiscal 1996, the Company sold its entire holdings in IMNET for net proceeds of $7.7 million. Accordingly, the Company recorded a gain on sale of the securities of $5.7 million.

15.      Supplemental Cash Flow Information
                                                     1997      1996     1995
                                                  -------   -------   ------
                                                         (in thousands)
Cash paid during the year for:
   Interest                                       $ 1,220   $ 1,730   $  465
   Income taxes                                        --        --      194

Non-cash investing and financing activities:
   Common stock issued for acquisitions                --     1,022    7,931
   Securities received in settlement of
       $4,150,000 related party
       receivable, at net realized value               --        --    1,027
   Convertible subordinated debt issued
       for acquisitions                                --        --    2,856
   Common stock issued for the conversion
       of subordinated notes                          387     4,077    1,630
   Conversion of Senior Notes and accrued
       interest to 9% Convertible Notes                --        --      309
   Note received in sale of a portion of
       CDI's operations                               209        --       --
   Equipment acquired by capital lease                 83        89      332
   Common stock issued to pay acquisition costs        44        --       --

16.      Segment Information

The Company operates principally in three industry segments: document management, telecommunications and Internet services. The Company's acquisition of MTC in September, 1995, significantly broadened its operations in the document management industry. Prior to the acquisition, the Company's document management operations were not material. Although the Company acquired MCW, an Internet service provider, in June of 1996, its revenue and results of operations in fiscal 1996 are immaterial.

                                                            As of and for the Years Ended September 30,
                                                            --------------------------------------------
                                                                  1997           1996            1995
                                                            -------------     ----------      ----------
                                                                         (In thousands of dollars)
       Net Sales
          Document Management                                      20,329         19,417           1,112
          Telecommunications                                       17,219         21,803          20,140
          Internet Services                                         1,008              -               -
          Other                                                         -            167               -

                                                            -------------     ----------      ----------
                                                                   38,556         41,387          21,252
                                                            =============     ==========      ==========

       Income (loss) from continuing operations
       before income taxes
          Document Management                                         572 (a)       (227) (b)     (6,325) (c)
          Telecommunications                                          739         (1,812) (d)     (1,116) (e)
          Internet Services                                        (1,152)             -               -
          Other                                                    (2,304)         2,003  (f)     (1,027)
                                                            -------------     ----------      ----------
                                                                   (2,145)           (36)         (8,468)
                                                           ==============  =============     ===========

       Identifiable Assets
          Document Management                                      15,049         14,426          11,262
          Telecommunications                                        7,517          8,706          11,911
          Internet Services                                         1,364              -               -
          Corporate                                                   447          1,134          12,223
          Other                                                         -          1,302               -
                                                            -------------     ----------      ----------
                                                                   24,377         25,586          35,396
                                                            =============     ==========      ==========


       Depreciation and Amortization Expense
          Document Management                                       1,263            958             139
          Telecommunications                                          248            623             628
          Internet Services                                           458              -               -
          Corporate                                                    76            306              55
          Other                                                         -            110               -
                                                            -------------     ----------      ----------
                                                                    2,045          1,997             822
                                                            =============     ==========      ==========

       Capital Expenditures
          Document Management                                         137            614               2
          Telecommunications                                          117            242           1,084
          Internet Services                                           361              -               -
          Corporate                                                    11            100             332
          Other                                                         -             17               -
                                                            -------------     ----------      ----------
                                                                      626            973           1,418
                                                            =============     ==========      ==========

(a) Includes $2.1 million charge for costs associated with change in product line and other
(b)  Includes $1.5 million charge for costs associated with change in product
(c) Includes $5.0 million charge for the write-off of acquired in-process unproven technology
(d)  Includes $700,000 charge for costs associated with change in products
(e)  Includes $472,000 of costs related to acquisitions
(f)  Includes $5.7 million gain on sale of available-for-sale securities

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of Registrant

The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 1998 under the captions "Election of Directors", "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act", which information is hereby incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 1998 under the captions "Executive Compensation" and "Board of Directors", which information is hereby incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 1998 under the caption "Securities Beneficially Owned by Principal Shareholders and Management", which information is hereby incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 1998 under the caption "Certain Relationships and Related Transactions", which information is hereby incorporated herein by reference.

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Exhibits:

1.       Consolidated Financial Statements

         See Index to Consolidated Financial Statements included in this Form 10-K on page 21.

2.       Financial Statement Schedules

         Included in Part IV of this Form 10-K are the following:

         Report of Independent Accountants on Financial Statement Schedule

         Financial  Statement  Schedule for the Three Years Ended  September 30,
         1997

         Schedule II - Valuation and Qualifying Accounts

3.       Exhibits

         See Index to Exhibits included in this Form 109-K on page __.

         Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.

/s/ A. J. R. Oosthuizen
A. J. R. Oosthuizen
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                        Date


/s/ Ronald I. Simon
Ronald I. Simon               Chairman of the Board of      December 24, 1997
                               Directors and Director


/s/ A. J. R. Oosthuizen
A. J. R. Oosthuizen          President, Chief Executive     December 24, 1997
                              Officer, Chief Operating
                                Officer and Director


/s/ Mark A. Phillips
Mark Phillips                    Principal Accounting
                                      Officer               December 24, 1997



/s/ Ian B. Aaron
Ian B. Aaron                          Director              December 24, 1997


/s/ John G. Hamm
John G. Hamm                          Director              December 24, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SoftNet Systems, Inc.:


Our report on the consolidated financial statements of SoftNet Systems, Inc. and Subsidiaries is included on page 22 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 44 of this Form 10-K

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, represent fairly, in all material aspects, the information required to be included therein.



                                                       COOPERS & LYBRAND, L.L.P.


December 24, 1997
Chicago, Illinois

Schedule II


                        Valuation and Qualifying Accounts
                                 (In thousands)


                            Beginning                               Ending
                              Balance     Expensed    Deductions   Balance

Allowance for
  Doubtful Accounts:

Fiscal Year 1997               $  371       $  199        $  164    $  406

Fiscal Year 1996                  342          346           318       371

Fiscal Year 1995                   64          321            43       342

                                                 INDEX TO EXHIBITS


Exhibits included herein:

EXHIBIT 10       Material Contracts

                  10.1     Loan  Modification  Agreement  (Extension of Maturity
                           Date) made and entered into this 3rd day of February, 1997, by and between SoftNet Systems, Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a
                           Kansas  Corporation and West Suburban Bank.

                  10.2 Loan Modification Agreement (Incorporation of Equipment Loan Facility) made and entered into this 14th day of May, 1997, by and between SoftNet Systems, Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank.

                  10.3 Draw Note, in the face amount of $1,500,000 made and entered into this 14th day of May, 1997, by and between SoftNet Systems, Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank.

                  10.4 Purchase Agreement (in regards to certain equipment leases) made and entered into this 14th day of May, 1997, by and between SoftNet Systems, Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a
                           Kansas  Corporation and West Suburban Bank.

                  10.5 Amendment "A" to Purchase Agreement (in regards to certain equipment leases) made and entered into this 15th day of November, 1997, by and between SoftNet Systems,
                           Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank.

                  10.6     Loan  Modification  Agreement  (Extension of Maturity
                           Date) made and entered into this 14th day of August, 1997, by and between SoftNet Systems, Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a
                           Kansas  Corporation and West Suburban Bank.

EXHIBIT 21        Subsidiaries

EXHIBIT 27        Financial Data Schedule

Exhibits incorporated herein by reference:


EXHIBIT 2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

                  2.1 Purchase Agreement dated as of December 31, 1995, by and between Executone Information Systems, Inc., a Virginia corporation and Kansas Communications, Inc.
                           (a)

                  2.2 Asset Purchase Agreement dated as of the 17th day of June, 1996, by and between Extreme Communications, Inc., an Illinois corporation, Communicate Direct,
                           Inc., an Illinois corporation, and SoftNet Systems, Inc., a New York corporation. (a)

                  2.3 Agreement for the Purchase and Sale of Certain Assets of Communicate Direct, Inc. made as of the 9th day of December, 1996, by and between Newtel Buffalo Grove, Inc., an Illinois corporation and Communicate Direct, Inc., an Illinois corporation and a wholly-owned subsidiary of SoftNet Systems, Inc., a New York Corporation. (a)

                  2.4 Agreement and Plan of Reorganization, dated October 28, 1994 by and among SoftNet Systems, Inc., CDI Acquisition Corp., Communicate Direct, Inc., Marc Zionts and Ian Aaron.(c)

                  2.5 Agreement and Plan of Reorganization dated March 24, 1995 among SoftNet Systems, Inc., KCI Acquisition Corp., Kansas Communications, Inc., Sizemore Enterprises and Gerald Tousey and Cleo Tousey
                           (attached as Appendix I to the Proxy Statement/Prospectus included in the Registration Statement on Form S-4, as amended, Registration Number 33-95542). The registrant will furnish supplementary a copy of all omitted Exhibits and Schedules to Exhibit 2.2 upon the request of the Commission. Incorporated by reference to Appendix I to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.

                  2.6 Agreement and Plan of Reorganization dated March 24, 1995 among SoftNet Systems, Inc., MTC Acquisition Corp., and Micrographic Technology Corporation as amended by Amendment No. 1 dated as of August 8, 1995 (attached as Appendix II to the Proxy
                           Statement/Prospectus included in the Registration Statement on Form S-4, as amended, Registration Number 33-95542). The registrant will furnish supplementary a copy of all omitted Exhibits and Schedules to Exhibit 2.3 upon the request of the Commission. Incorporated by reference to Appendix II to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.

EXHIBIT 3         Articles of Incorporation and By-Laws

                  3.1 Amended and Restated Articles of Incorporation of the Registrant as filed in the Department of State of New York on April 4, 1996. (a)

                  3.2 By-Laws of the Company included in Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993.

EXHIBIT 4         Instruments Defining the Rights of Security  Holders including
                  Indentures

                  Reference is made to documents previously filed under EXHIBIT 10 - Material Contracts


EXHIBIT 10        Material Contracts

                  10.1 Loan Modification Agreement made and entered into this 14th day of March, 1996, by and between SoftNet Systems, Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank. (a)

                  10.2     Loan  Modification  Agreement  (Extension of Maturity
                           Date) made and entered into this 15th day of November, 1996, by and between SoftNet Systems, Inc., a New York Corporation Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation , Kansas Communications, Inc., a
                           Kansas  Corporation and West Suburban Bank. (a)

                  10.3 Loan Modification Agreement (Temporary Increase of Borrowing Base Limitations) made and entered into this 20th day of November, 1996, by and between SoftNet Systems, Inc., a New York Corporation , Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation , Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank. (a)

                  10.4 Loan Modification Agreement (Modification of Borrowing Base Definition) made and entered into this 27th day of November, 1996, by and between SoftNet Systems, Inc., a New York Corporation , Communicate Direct, Inc., an Illinois Corporation, Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank. (a)

                  10.5 Manufacturing and Distribution Licensing Agreement, dated July 12, 1996 by and among Imnet Systems, Inc., a Delaware corporation, having its principal place of business in Atlanta, Georgia , SoftNet Systems, Inc., a New York corporation, having its principal place of business in Lake Forest, Illinois and SoftNet's wholly-owned subsidiary, Micrographic Technology
                           Corporation, a Delaware corporation having its principal place of business in Mountain View, California. (a)

                  10.6 Loan and Security Agreement, dated September 15, 1995, by and between West Suburban Bank and SoftNet Systems, Inc. (b)

                  10.7 Revolving Credit Note, dated September 15, 1995, in the original principal amount of $6,500,000 from SoftNet Systems, in favor of West Suburban Bank (b)

                  10.8     SoftNet Systems,  Inc. 1995 Long Term Incentive Plan.
                           (b)

                  10.9 Registration Rights Agreement dated September 15, 1995 by and among R.C.W. Mauran, A.J.R. Oosthuizen and SoftNet Systems, Inc. (b)

                  10.10 Employment Agreement dated September 15, 1995 by and among A.J.R. Oosthuizen, SoftNet Systems, Inc. and Micrographic Technology Corporation. (b)

                  10.11 SoftNet Systems, Inc. Employee Stock Option Plan for employees of Micrographic Technology Corporation. (b)

                  10.12    Form  of  SoftNet   Systems,   Inc.  9%   Convertible
                           Subordinated Debentures due 2000. (b)

                  10.13    $660,000 principal amount of Micrographic  Technology
                           Corporation  6%  Convertible   Subordinated   Secured
                           Debentures due 2002 issued to R.C.W. Mauran. (b)

                  10.14 Escrow Agreement dated September 15, 1995 by and among SoftNet Systems, Inc., R.C.W. Mauran, A.J.R. Oosthuizen and Mellon Bank, N.A. (b)

                  10.15 Form of Stock Purchase Agreement executed by SoftNet Systems, Inc. and U.S. 6-10 Small Company Series of the DFA Investment Trust Company, U.S. 9-10 Small Company Portfolio of DFA Investment Dimensions Group Inc., DFA Group Trust-The 6-10 Subtrust, DFA Group Trust-Small Company Subtrust. (b)

                  10.16 Employment Agreement, dated October 28, 1994, by and between Communicate Direct, Inc. and Ian Aaron. (c)

                  10.17 Registration Rights Agreement, dated as of October 28, 1994, by and among SoftNet Systems, Inc., Marc Zionts and Ian Aaron. (c)

                  10.18 Registration Rights Agreement, dated as of October 28, 1994, by and among SoftNet Systems, Inc., Forsythe/McArthur Associates, Inc., BWJ Partnership, Willard Aaron and D&K Stores, Inc. (c)

                  10.19 Registration Rights Agreement, dated as of November 1, 1994, by and among SoftNet Systems, Inc., Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership I. (c)

                  10.20 Note and Warrant Purchase Agreement, dated as of November 1, 1994, by and among SoftNet Systems, Inc., Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership I.
                           (c)

                  10.21 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated November 1, 1999, in the original principal amount of $150,000 from SoftNet Systems, Inc. in favor of Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership I. (c)

                  10.22 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 31, 1999 held by Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership (c)

                  10.23 Note and Warrant Purchase Agreement, dated as of October 28, 1994, by and between SoftNet Systems, Inc. and D&K Stores, Inc. (c)

                  10.24 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated October 26, 1994, in the original principal amount of $200,000 from SoftNet Systems, Inc. in favor of D&K Stores, Inc. (c)

                  10.25 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1999 held by D&K Stores, Inc.
                           (c)

                  10.26 Note and Warrant Purchase Agreement, dated as of October 28, 1994, by and between SoftNet Systems, Inc. and Willard Aaron. (c)

                  10.27 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated October 26, 1994, in the original principal amount of $100,000 from SoftNet Systems, Inc. in favor of Willard Aaron. (c)

                  10.28 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1999 held by Willard Aaron. (c)

                  10.29 Note and Warrant Purchase Agreement, dated as of October 28, 1994, by and between SoftNet Systems, Inc. and BWJ Partnership. (c)

                  10.30 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated October 26, 1994, in the original principal amount of $100,000 from SoftNet Systems, Inc. in favor of BWJ Partnership. (c)

                  10.31 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1994 held by BWJ Partnership.
                           (c)

                  10.32 Note and Warrant Purchase Agreement, dated as of October 28, 1994, by and between SoftNet Systems, Inc. and Forsythe/McArthur Associates, Inc. (c)

                  10.33 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated October 26, 1994, in the original principal amount of $500,000 from SoftNet Systems, Inc. in favor of Forsythe/McArthur Associates, Inc.
                           (c)

                  10.34 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1999 held by Forsythe/McArthur Associates, Inc. (c)

                  10.35 Note and Warrant Purchase Agreement, dated as of November 1, 1994, by and between SoftNet Systems, Inc. and Joseph Rich. (c)

                  10.36 SoftNet Systems, Inc. 10% Convertible Subordinated Note, dated November 1, 1994, in the original principal amount of $200,000 from SoftNet Systems, Inc. in favor of Joseph Rich. (c)

                  10.37 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 31, 1999 held by Joseph Rich. (c)

                  10.38 SoftNet Systems, Inc. Subscription Agreement, dated October 27, 1994, by and between SoftNet Systems, Inc. and Compania Di Investimento Antillianna. (c)

                  10.39 Common Stock Purchase Warrant expiring October 27, 1999 held by Compania Di Investimento Antillianna.
                           (c)

                  10.40 Off Shore Securities Subscription Agreement, dated October, 1994, by and between SoftNet Systems, Inc. and Coutts & Co., A.G., acting in its capacity as agent for non- U.S. persons. (c)

                  10.41 Form of SoftNet Systems, Inc. Common Stock Purchase Warrant. (b)

                  10.42    Form of SoftNet Systems, Inc. Promissory Note. (b)

                  10.43    Form  of  SoftNet   Systems,   Inc.  Note   Extension
                           Agreement. (b)

                  10.44 Form of SoftNet Systems, Inc. Warrant to Purchase Common Stock granted to holders of SoftNet Systems, Inc. Promissory Notes. (b)

                  10.45    Form of 9% Convertible Subordinated Note. (d)

                  10.46 Stockholders Agreement dated March 24, 1995 among SoftNet Systems, Inc., A.J.R. Oosthuizen and R.C.W. Mauran. (d)

                  10.47 First Amendment dated September 15, 1995 to Stockholders Agreement dated March 24, 1995 among SoftNet Systems, Inc., A.J.R. Oosthuizen and R.C.W. Mauran. (b)

                  10.48 Stock Exchange Agreement dated December 17, 1992 between SoftNet Systems, Inc. and Jelken Corp. (b)

                  10.49 Option to Purchase Shares of SoftNet Systems, Inc. dated July 4, 1995, expiring July 31, 1997 granting John I. Jellinek the right to acquire 200,000 shares of SoftNet Systems, Inc. common stock. (b)

                  10.50 Form of Indenture between SoftNet Systems, Inc. and U.S. Trust Company of California, as Trustee, including Form of Note, relating to the 9% Debentures. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.


                   (a) Incorporated by reference to exhibits of equivalent number to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

                   (b) Incorporated by reference to exhibits of equivalent number to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

                   (c) Incorporated by reference to exhibits of equivalent number to the Company's Current Report on Form 8-K dated October 31, 1994.

                  (d) Incorporated by reference to exhibits of equivalent number to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.