Form 10-K/A
period 1997-09-30
SOFTNET SYSTEMS INC
filed 1998-01-28
CIK 97196

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
                           Commission File No.: 1-5270

                              SOFTNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              New York                                 11-1817252
   --------------------------------        ---------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

  520 Logue Avenue, Mountain View, California               94043
  -------------------------------------------          --------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (650) 965-3700

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
   Title of each class                              on which registered
  ---------------------                         ---------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1997 was approximately $42.4 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at December 31, 1997
--------------------------------------      -----------------------------------
Common stock, $.01 per share par value                     6,974,546


Documents Incorporated by Reference:

       Proxy Statement for Annual Meeting of Shareholders to be held on February 26, 1998 (Part III)

Note: The discussions in this Annual Report contain forward-looking statements that involve risks and uncertainties. The actual results of SoftNet Systems, Inc. and its subsidiaries could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", particularly "Business-Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Annual Report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause the Company's actual results for fiscal 1998 and beyond to differ materially from past results and those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Business-Risk Factors".

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

The document management segment designs, develops, and manufactures electronic and film based imaging products. This segment provides intelligent document management solutions to its customers, utilizing cost-saving automation. All of the Company's products, both hardware and software, are based on industry standard client-server architecture, providing flexibility to connect to a wide variety of information systems. The hardware manufactured by the Company includes a family of Computer Output to Microfilm ("COM") printers. The Company's software principally captures information from a variety of sources, intelligently indexes the data and outputs it to a variety of storage media including optical disk, magnetic disk and tape, CD-ROM, and microfilm and microfiche. The image source and storage media are transparent to the system user.

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

Because of paper's many impediments, there is growing interest in storing records electronically. The focus of the imaging industry has been on developing and expanding storage and retrieval technologies.

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

Complete Organization of Every Document (COED). The COED System is a powerful client/server package that offers access to a wide range of information by combining Document Imaging, Computer Output to Laser Disc ("COLD"), and Workflow into one integrated system. The system provides tools that facilitate the retrieval of stored documents for viewing, printing, faxing, or exporting. COED is fully configurable and allows integrators or end users to create applications that match their business' operational requirements without programming. COED's client/server architecture provides the scalability needed to allow users to start with a cost effective solution and later integrate additional solutions as required. The system's Microsoft Windows graphical environment provides familiar "point and click" access to COED's various features. This system also conforms to important standards such as ODBC, TWAIN, and OLE 2.0. This open architecture provides a flexible system that integrates smoothly into different computing environments. Total software sales, including the COED solution, contributed approximately 7% to document management segment revenue in fiscal year 1997. Computer Output to Microfilm (COM) Systems. The Company is a leading manufacturer of COM systems, offering a complete line of recorders, processors, duplicators, and related software. The Company manufactures various sophisticated printers under the System 6800 line of products. These systems include an extensive list of features, including wet or dry processing technology, cut fiche capabilities, and medium to high speed, stand-alone or integrated film processors and duplicators. The 6800 series provides an architectural platform that permits easy integration of information and image management systems, including the capability to add both magnetic and optical disk file storage subsystems for use in future document and image processing applications. A key factor differentiating the Company's product is its PC based client-server architecture. This feature gives the System 6800 line the ability either to operate within the traditional direct connect environment or become part of any client-server facility using LAN/WAN communications. COM Systems sale and lease revenues contributed approximately 34% to document management segment revenue in fiscal year 1997.

Microfilm and Media Supplies: The Company offers a complete line of original and duplicate microfilm and chemicals for use in its COM printer and duplicator systems. The sale of microfilm and media supplies provides the Company with a continuous cash flow and acts as a supplement to its hardware sales, which provide a less consistent influx due to high dollar value, a long sales cycle, and capital equipment nature. Media sales also allow the Company to foster relations with its installed customer base. Maintaining these relationships is vital, because numerous hardware sales of replacement pieces or upgrades of technology are made to media customers. The Company acquires a significant portion of its microfilm and media supplies from Eastman Kodak and sells them on a drop-ship basis. Microfilm and media supplies sales contributed approximately 34% to document management segment's revenue in fiscal year 1997.

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

ISP ChannelSM
         Broadband Internet Access. ISP Channel provides broadband Internet access to cable subscribers over the existing cable plant via an Internal PC ISA Cable Modem Card, External Cable Modem tied to a Network Interface Card or a Network Computer (NC) Set-top box. The speed customers achieve range from 1Mbps to 27Mbps downstream. Two-way cable plants allow for upstream speeds to reach 10Mbps while One-way cable plants use an analog or ISDN line for telephone return. Monthly service charges range from $49 for flat rate residential service to $99
         - $299 for flat rate business service depending on the number of computers connected.

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

Risk Factors

This Annual Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from past results and from those indicated by such forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below.

Limited Operating History; Lack of Profitable Operations: The Company currently operates in three industries; telecommunications, document management and Internet services. On September 15, 1995, a wholly-owned subsidiary of the Company merged with Kansas Communications, Inc. ("KCI"), a company which sells and services telephone systems, third-party computer hardware and application oriented peripheral products such as voice mail, automated attendant systems, interactive voice response and video conferencing systems. On December 29, 1995, KCI acquired the Milwaukee operations of Executone Information Systems, Inc., in a business combination accounted for as a purchase. KCI represents the telecommunications segment of the Company. Also on September 15, 1995, the Company acquired Micrographic Technology Corporation ("MTC") in a business combination accounted for as a purchase. MTC is a designer, developer, manufacturer and integrator of comprehensive, non-paper based systems and components that enable MTC to deliver to its customers cost-effective solutions for storage, indexing and/or distribution of high-volume output data streams. MTC represents the document management segment of the Company. On June 21, 1996, the Company acquired MediaCity World, Inc. ("MCW"), in a business combination accounted for as a purchase. MCW is an Internet service provider whose services include business to business Internet access and web development for sales, marketing and electronic commerce applications. MCW also provides the ISP Channel service, a no-cost solution for small to middle market cable and wireless cable operators that allows these operators to provide broadband Internet access and multimedia voice and video services to their subscribers over the existing cable plant.

The Company has sustained substantial losses in each of the fiscal years that it has operated in these three industries. In addition, the Company will require significant funds to continue to implement its business strategies. Factors which have had an influence on and may continue to influence the Company, resulting in continued losses, include (i) the Company's expense levels are based on anticipated future revenues and are relatively fixed in the short-term;
(ii) the Company incurs significant expenses in connection with research and development of new product and service offerings, and the continued development of its direct and indirect selling and marketing efforts; and (iii) the Company may continue to incur charges related to acquisitions, divestitures, business alliances or changing technologies. As a result, there can be no assurance that the Company will be profitable in the future or that available funds, together with funds provided by operations will be sufficient to fund the Company's ongoing operations. If the Company has insufficient funds, there can be no assurance that additional financing can be obtained on acceptable terms, if at all. The absence of such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations. Fluctuations in Quarterly Results; Lack of Backlog; Volatility of Stock Price:
Results of operations have fluctuated and may continue to fluctuate significantly from quarter to quarter. Factors which have had an influence on and may continue to influence the Company's results of operations in a particular quarter include the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products and services, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products and services, technological changes in the industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, changes in the Company's operating expenses, personnel changes, foreign currency fluctuations, changes in the mix of products sold, quality control of products sold, disruption in sources of supply, capital spending, delays of payments by customers and general economic conditions. Product sales to the Company's customers typically involve long approval and procurement cycles and can involve large purchase commitments. Accordingly, cancellation or deferral of one or a small number of orders could cause significant fluctuations in the Company's quarterly results of operations.

Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in large part on anticipated future revenues and are relatively fixed in the short-term. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's business and results of operations.

The Company expects to continue to evaluate new product and service opportunities and engage in extensive research and development activities. This will require the Company to continue to invest in research and development and sales and marketing, which could adversely affect short-term results of operations. The Company believes that its future revenue growth and profitability will principally depend on its success in developing new products and services. Failure to increase revenues from new products and services, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business and quarterly results of operations.

As a result, the Company believes that period-to-period comparisons of its revenues and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Due to the aforementioned factors, among others, it is possible that the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could significantly decline. In addition, the market price for the Company's Common Stock has been volatile and in the future could be adversely affected. Market fluctuations may adversely affect the market price of the Company's Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's results of operations, sales of substantial amounts of securities of the Company into the marketplace, general conditions in the Company's industries or the worldwide economy, an outbreak of hostilities, a shortfall in revenues or earnings compared to analysts' expectations, changes in analysts' recommendations or projections, announcements of new products by the Company or its competitors or developments in the Company's relationships with its suppliers or customers could cause the price of the Company's Common Stock to fluctuate in the future, perhaps substantially. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. General market price declines or market volatility in the future could adversely affect the market price of the Common Stock, and the current market price of the Common Stock may not be indicative of future market prices.

Rapid  Technological  Change;  Dependence  on  New  Products:  There  can  be no
assurance that the Company's future development efforts will result in commercially successful products or that the Company's products and services will not be rendered obsolete by changing technology, new industry standards or new product announcements by competitors. The markets for the Company's products and services are characterized by intense competition, rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and enhancements, and rapidly evolving, alternative service offerings. If technologies or standards applicable to the Company's products or service offerings become obsolete or fail to gain widespread commercial acceptance, then the Company's business and results of operations will be materially adversely affected. Moreover, the introduction of products embodying new technology or the emergence of new industry standards could render the Company's existing products, as well as products under development, obsolete and unmarketable.

The Company's past sales have resulted, to a significant extent, from its ability to anticipate changes in technology and industry standards, and to develop and introduce new and enhanced products and service offerings. The Company's continued ability to adapt to such changes will be a significant factor in maintaining or improving its competitive position and its prospects for growth. Due to rapid technological changes in the Internet, telecommunication and document imaging industries, the lengthy product approval and purchase processes of the Company's customers and the Company's reliance on third-party technology for the development of new products and service offerings, however, there can be no assurance that the Company will successfully introduce new products and services on a timely basis or achieve sales of new products and services in the future. In addition, there can be no assurance that the Company will have the financial and manufacturing resources necessary to continue to successfully develop new products based on emerging technology or to otherwise successfully respond to changing technology and/or industry standards. Moreover, due to intense competition, there may be a time-limited market opportunity for the Company's cable-based consumer and business Internet services. There can be no assurance that the Company will be successful in achieving widespread acceptance of its services before competitors offer products and services with speed and performance similar to the Company's current offerings.

Dependence on the Internet; Security Risks; Government Regulation: Market acceptance of the Company's Internet services is substantially dependent upon the adoption of the Internet for communications, entertainment and commerce. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use, especially in the business and consumer markets targeted by the Company. Despite growing interest in the commercial possibilities for the Internet, many businesses and consumers have been deterred from purchasing Internet access services for a number of reasons, including inconsistent quality of service, lack of availability of cost-effective, high-speed service, a limited number of local access points for corporate users, inability to integrate business applications on the Internet, the need to deal with multiple and frequently incompatible vendors, inadequate protection of the confidentiality of stored data and information moving across the Internet and a lack of tools to simplify Internet access and use. The adoption of the Internet for commerce and communications, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information, or in relationships with other ISPs, may be reluctant and slow to adopt a new strategy that may make their existing personnel, infrastructure and ISP relationship obsolete. If the market fails to develop, develops more slowly than expected or market competition increases, the Company's business, operating results and financial condition may be materially adversely affected.

Despite the implementation of security measures, the Company's or the Company's cable affiliates' networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. ISPs and OSPs have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access could also potentially jeopardize the security of confidential information stored in the computer systems of the Company and its subscribers, which may result in liability of the Company to its subscribers and also may deter potential subscribers. Although the Company intends to continue to implement industry-standard security measures, such measures have been circumvented in the past, and there can be no assurance that measures implemented by the Company will not be circumvented in the future. Moreover, the Company has no control over the security measures that the Company's cable affiliates adopt. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to the Company's subscribers, which could have a material adverse effect on the Company's business, operating results and financial condition.

Although the Company's services are not directly subject to current regulations of the Federal Communications Commission ("FCC") or any other federal or state communications regulatory agency, changes in the regulatory environment relating to the Internet connectivity and the telecommunications markets, including regulatory changes that, directly or indirectly, affect telecommunications costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from the RBOCs or other telecommunications companies, could affect the prices at which the Company may sell its services. For example, proposed regulations by the FCC would require discounted Internet connectivity rates for schools and libraries, which would limit revenues without reducing related costs. The Company cannot predict the impact, if any, that future regulation or regulatory changes might have on its business. In addition, regulation of cable television rates may affect the speed at which the Company's cable affiliates upgrade their cable infrastructures to two-way HFC. Currently, the Company's cable affiliates have generally elected to classify the distribution of the Company's services as "additional cable services" under their respective franchise agreements, and to pay franchise fees in accordance therewith. Local franchise authorities may attempt to subject the cable affiliates to higher or other franchise fees or taxes or otherwise seek to require them to obtain additional franchises in connection with their distribution of the Company's services. There are thousands of franchise authorities in the United States alone, and thus it will be difficult or impossible for the Company or its cable affiliates to operate under a unified set of franchise requirements. It is possible that governmental authorities may attempt to impose additional fees or regulations on cable affiliates carrying the Company's services. In the event that the FCC or another governmental agency were to classify the cable system operators as "common carriers" of Internet services, or cable system operators were to seek such classification as a means of protecting themselves against liabilities, the Company's rights as the exclusive ISP over the systems of certain of the cable affiliates could be lost. In addition, if the Company or its cable affiliates were classified as common carriers, they could be subject to government-regulated tariff schedules for the amounts they could charge for their services. To the extent the Company increases the number of foreign jurisdictions in which it offers its services, the Company will be subject to additional governmental regulation. Any future implementation of any of the aforementioned regulations, or any other regulation not necessarily discussed herein, could have a material adverse effect on the Company's business, operating results and financial condition.

In addition, the Company's business and results of operations may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components which the Company obtains from non-domestic suppliers. Changes in or future laws or regulations, in the U.S. or elsewhere, could materially adversely affect the Company's business and results of operations.

Need For Additional Financing: The Company must continue to enhance and expand its product and service offerings in order to maintain its competitive position and increase its market share. As a result, the continuing operations of the Company's business may require substantial capital infusions. Whether or when the Company can achieve cash flow levels sufficient to support its operations, its development of new products and services, and its expansion of its Internet business cannot be accurately predicted. Unless such cash flow levels are achieved, the Company will require additional borrowings or the sale of debt or equity securities, or some combination thereof, to provide funding for its operations. In December 31, 1997, the Company completed a private placement of Series A Convertible Preferred Stock for $5 million to fund its expansion of the Company's Internet business. In the event that the Company cannot generate sufficient cash flow from its operations, or is unable to borrow or otherwise obtain additional funds to finance its operations when needed, the Company's financial condition and results of operations could be adversely affected.

Competition: The markets for the Company's products and services are intensely competitive and the Company expects competition to increase in the future. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and human resources than the Company. Any increase in competition could reduce the Company's gross margin, require increased spending by the Company on research and development and sales and marketing, and otherwise materially adversely affect the Company's business and results of operations. In the document management industry, the Company competes on the basis of breadth of offering different document management solutions, cost, flexibility, and customer service. The Company has a number of direct competitors, including Anacomp and Mobius. These competitors have longer operating histories, greater name recognition, and significantly greater financial, technical, and marketing resources than the Company. In the telecommunications industry the Company competes on the basis of customer service, flexibility and breadth of offering different technological products and solutions. The Company competes with Lucent Technologies, Inc., Northern Telecom, Siemens, and regional Bell operating companies ("RBOCs"). These competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources, as well as greater name recognition, than the Company. In addition, the RBOCs are currently subject to a variety of government regulations limiting the manufacture, marketing and sale of certain products and services in the telecommunications market. If any of these restrictions were to be eliminated or lessened, the Company's business could be materially adversely affected. Furthermore, the markets for the Company's Internet products and services are considered to be especially competitive and the Company expects this competition to intensify in the future. Some of the Company's most direct competitors in the access markets are ISP's, national long distance carriers and local exchange carriers, wireless service providers, and Internet content aggregators. Several competitors in this area are AT&T, BBN Corporation, Earthlink Network, Inc., Netcom On-Line Communications Services, Inc., PSInet Inc. and WorldCom, Inc., who provide basic Internet access to residential consumers and businesses, generally using existing telephone network infrastructures. This method is widely available and inexpensive. Barriers to entry are low, resulting in a highly competitive and fragmented market. Some of the Company's competitors are offering diversified packages of telecommunications services, including Internet access service, to residential customers and could bundle such services together, which could place the Company at a competitive disadvantage. Many of these competitors are offering (or may soon offer) technologies that will attempt to compete with some or all of the Company's high-speed data service offerings. The bases of competition in these markets include transmission speed, reliability of service, ease of access, price/performance, ease-of-use, content quality, quality of presentation, timeliness of content, customer support, brand recognition, operating experience and revenue sharing. The Company also competes with other cable-based data services that are seeking to contract with cable system operators to bring their services into geographic areas that are not covered by an exclusive relationship between the Company and its cable affiliates. The Company's competitors in the cable-based services market are those cable companies that have developed their own cable-based services and market those services to unaffiliated cable system operators that are planning to deploy data services and with which the Company would like to work. Several cable system operators, including TCI , Cox, Comcast, Time Warner Inc. and the Continental Cablevision have deployed high-speed Internet access services over their existing local HFC networks. TCI, Cox and Comcast market through @Home while Time Warner plans to market the Road Runner service through Time Warner's own cable systems as well as to other cable system operators nationwide. Many of the Company's competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services or on-line content than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition. Further, as a strategic response to changes in the competitive environment, the Company may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, operating results or financial condition.

Dependence on Third-Party Technology: Some of the Company's products and service offerings incorporate technology developed and owned by third parties. Consequently, the Company must rely upon third parties to develop and introduce technologies which enhance the Company's current products and enable the Company, in turn, to develop its own products on a timely and cost-effective basis to meet changing customer needs and technological trends in its industries. Any impairment or termination of the Company's relationship with any licensers of third-party technology would force the Company to find other developers on a timely basis or develop its own technology. There can be no assurance that the Company will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that the Company will obtain third-party technology on commercially reasonable terms or that the Company will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of the Company's products. The absence of or any significant delay in the replacement of third-party technology would have a material adverse effect on the Company's business and results of operations. Exclusivity contracts; Dependence on Sole Suppliers: Certain key products resold by the Company are currently contracted exclusively for distribution in certain of the Company's markets. For instance, the Company's telecommunications division currently maintains an exclusivity contract with Executone Information Systems, Inc., for the resale of their products in each of their defined markets. For the year ended September 30, 1997, such products accounted for approximately 30% of the Company's telecommunications business revenues, or 13% of the Company's total revenues. Any change in the exclusivity provisions of these types of contracts, or loss thereof, could have a materially adverse effect on the Company and its results of operations.

In the Company's manufacturing operations, certain key components may be available to the Company only through a limited number of suppliers. There can be no assurance that delays in key components or product deliveries will not occur in the future due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limited availability in the suppliers underlying raw materials. The inability to obtain sufficient key components or to develop alternative sources for such components, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships, its business and its results of operations.

Ability to Expand Internet Business: The Company's current strategy for growth is to focus on expanding its Internet business. As the Company recently entered the Internet business with its acquisition of MCW in June 1996, it has very limited operating history in this area and consequently has limited experience in the Internet business. The successful expansion of the Company's Internet business will require strategies and operations that are different from those historically used by the Company in connection with its two other business segments. There can be no assurance that the Company will be able to develop or maintain strategies and business operations that are necessary to increase the revenues of the Company's Internet business. The Company's ability to manage and expand its Internet business will require the Company to continue to improve its operational, management and financial systems and controls and to train, motivate and manage its employees in an industry in which it has very limited operating history. Consequently, such expansion could place a significant strain on the Company's services and support operations, sales and administrative personnel and other resources. As a result, the Company is subject to certain expansion-related risks, including the risk that it will be unable to retain the necessary personnel or acquire the experience and other resources necessary to service such expansion adequately.

Risks Associated with Acquisitions: As part of the Company's strategy to enhance and maintain its competitive position, the Company has previously consummated several acquisitions and continues to evaluate potential acquisitions of businesses, products and technologies. In considering an acquisition, the Company may compete with other potential acquirors, many of whom may have greater financial and operational resources. Further, the evaluation, negotiation, and integration of such acquisitions may divert significant time and resources of the Company, particularly of management. There can be no assurance that suitable acquisition candidates will be identified, that any acquisitions can be consummated or that any acquired businesses or products can be successfully integrated into the Company's operations. In addition, there can be no assurance that the previous acquisitions or any future acquisitions will not have a material adverse effect upon the Company, particularly in the fiscal quarters immediately following the consummation of such transactions due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of such acquisitions.

Proprietary Technology; Risk of Third-Party Claims of Infringement: To develop and maintain its competitive position, the Company relies primarily upon the technical expertise and creative skills of its personnel, confidentiality agreements and, to some degree, patents and copyrights. The Company owns patents and has license rights to certain patents held by third parties. These patents and patent rights relate to aspects of the technology used in certain of the Company's products and services. Successful litigation against the Company regarding its patents or patent rights, or infringement by the Company of the patent rights of others, could have a material adverse effect on the Company's business. There can be no assurance that patents issued to or licensed by the Company will not be challenged or circumvented by competitors or be found to be sufficiently broad to protect the Company's technology or to provide it with any competitive advantage. Moreover, the Company's business and results of operations may be materially adversely affected by competitors who independently develop substantially equivalent technology. In addition, there can be no assurance that confidentiality agreements will not be breached or that the Company will have adequate remedies for any such breach. The Company's competitive industries may be affected by an increasing number of patents and frequent litigation based on allegations of patent and other intellectual property infringement. To the knowledge of the Company there are no such claims pending against or involving the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by such parties will not result in costly litigation, or that the Company would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Further, such litigation, regardless of its outcome, could result in substantial costs to and diversion of effort by the Company. Any infringement claim or other litigation against or by the Company could have a material adverse effect on the Company's business and results of operations. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as U.S. law.

Product Liability: Some of the Company's products, such as those sold by the document management division, are used to provide information that relates to the customer's enterprise operations and information that may be used in other critical applications. Any failure by the Company's products to provide accurate and timely information could result in claims against the Company. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources. There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverage or that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

Dependence on Key Personnel: The success of the Company is dependent, in part, on its ability to attract and retain qualified technical, marketing, sales and management personnel. Competition for such personnel is intense and the Company's inability to attract and retain additional key employees or the loss of one or more of its current key employees could materially adversely affect the Company's business and results of operations. There can be no assurance that the Company will be successful in hiring or retaining key personnel.

Risks Due to Expanding International Operations: Sales outside of the United States accounted for approximately 12% and 13% of the Company's total revenues for fiscal years 1997 and 1996, respectively. Sales to foreign customers in the fiscal years 1997 and 1996 have been attributable primarily to the document management division. Further development of foreign distribution channels by all of the Company's divisions, covering potentially all of the Company's products and services, could require a significant investment by the Company, which could adversely affect short-term results of operations. The Company believes that its future revenue growth and profitability in the foreign markets will principally depend on its success in developing these new distribution channels. Failure to increase revenues from the introduction of new products and services to these markets, could have a material adverse effect on the Company's business. Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, foreign currency fluctuations which could result in reduced revenues or increased operating expenses, tariffs and trade barriers, potentially longer payment cycles, difficulty in accounts receivable collection, foreign taxes, and the burdens of complying with a variety of foreign laws and trade standards. To date, the Company's contracts have all been denominated in U.S. currency, and therefore the Company has not suffered transaction losses due to foreign currency fluctuations. This may not be the case in the future as the Company further develops its foreign distribution channels. Similarly, the Company has not previously engaged in hedging with respect to any foreign currency exposure but may do so in the future. The Company also is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In addition, the laws of certain foreign countries may not protect the Company's proprietary technology to the same extent as do the laws of the U.S. There can be no assurance that the risks associated with the Company's international operations will not materially adversely affect the Company's business and results of operations in the future or require the Company to modify significantly its current business practices.

                                    SIGNATURE


The undersigned Registrant hereby files this amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.

/s/ A. J. R. Oosthuizen
-----------------------
A. J. R. Oosthuizen
President and
Chief Executive Officer