Form 10-Q/A
period 1996-12-31
SOFTNET SYSTEMS INC
filed 1998-01-29
CIK 97196

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                 Amendment No. 1
                                       to
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

                                       OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________



Commission File Number  1-5270


                              SOFTNET SYSTEMS, INC.
             (Exact name of registrant as specified in  its charter)

          NEW YORK                                     11-1817252
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)

     520 Logue Avenue, Mountain View, CA                  94043
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (650) 965-3700

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check or mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or period for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X      No          .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - 6,564,455 shares at December 31, 1996.



Part II

     Item 2: On December 20, 1996, the Company issued 10,000 shares of common stock to Cleary Gull Reiland and McDevitt ("Cleary") in consideration for services rendered by Cleary in the approximate amount of $44,000 in connection with certain acquisitions made by the Company. These shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

     On November 15, 1996, the Company issued 24,390 shares of common stock pursuant to the conversion of $100,000 of convertible debt by a single holder of the Company's 10% convertible subordinated notes due October 31, 1999. These 10% notes have a conversion price of $4.10.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SOFTNET SYSTEMS, INC.
                                     (Registrant)



DATE: January 28, 1998               By: /s/ A.J.R. Oosthuizen
                                        A.J.R. Oosthuizen
                                        President and Chief Executive Officer