Form 10-Q/A
period 1997-03-31
SOFTNET SYSTEMS INC
filed 1998-01-29
CIK 97196

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


Common Stock - 6,565,644 shares at March 31, 1997.



Part II

     Item 2: During the quarter ended March 31, 1997, the Company issued 15,579 shares of common stock pursuant to the conversion of $105,158 of convertible debt by two separate holders of the Company's 9% convertible subordinated notes due September 15, 2000. These 9% notes have a conversion price of $6.75.

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