Form 10-Q/A
period 1997-06-30
SOFTNET SYSTEMS INC
filed 1998-01-29
CIK 97196

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


Common Stock - 6,609,559 shares at June 30, 1997.



Part II

     Item 2: During the quarter ended June 30, 1997, the Company issued 19,525 shares of common stock pursuant to the conversion of $131,794 of convertible debt by two separate holders of the Company's convertible subordinated notes due September 15, 2000. These 9% notes have a conversion price of $6.75.

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