Form 10-Q
period 1997-12-31
SOFTNET SYSTEMS INC
filed 1998-02-17
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at December 31, 1997
  -------------------------------             --------------------------------
  Common stock, without par value                       6,974,967

                              SOFTNET SYSTEMS, INC.

                                      INDEX




PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
               December 31, 1997 and September 30, 1997

         Condensed Consolidated Statements of Operations for the Three Months Ended
               December 31, 1997 and December 31, 1996

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
               December 31, 1997 and December 31, 1996

         Notes to Condensed Consolidated Financial Statements for the Three Months Ended
               December 31, 1997 and December 31, 1996

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations


PART II       OTHER INFORMATION

     Item 2.  Changes in Securities

     Item 6.   Exhibits and Reports on Form 8-K

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 As of December 31, 1997 and September 30, 1997
                        (In thousands, except share data)



                                                           Dec. 31,   Sept. 30,
                                                            1997        1997
                                                          ---------   ---------
                                                         (Unaudited)
       ASSETS

Current assets:
   Cash ................................................   $     50    $     37
   Restricted cash (cash held in escrow) ...............      4,600          --
   Accounts receivables, net ...........................      6,410       6,983
   Inventories .........................................      4,128       4,310
   Prepaid expenses ....................................        670         473
                                                           --------    --------
       Total current assets ............................     15,858      11,803

Property and equipment, net ............................      1,569       1,637
Costs in excess of fair value of net
  assets acquired, net .................................      6,605       6,900
Other assets ...........................................      3,964       4,037
                                                           --------    --------
                                                           $ 27,996    $ 24,377
                                                           ========    ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ...............   $  7,813    $  7,264
   Current portion of long term debt ...................      1,390       1,712
   Current portion of capital leases ...................         36          46
   Deferred revenue ....................................      1,486       1,479
                                                           --------    --------
       Total current liabilities .......................     10,725      10,501
                                                           --------    --------

Long term debt, net of current portion .................     12,680      11,747
                                                           --------    --------

Capital Lease obligation, net of current portion .......         92         101
                                                           --------    --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value,
   4 million shares authorized,
       Series A Convertible, 5,000 shares
       outstanding at December 31, 1997.................         --          --
   Common stock, $.01 par value,
       25 million shares authorized,
       6,974,967 and 6,870,559 shares
       outstanding, respectively .......................         70          69
   Capital in excess of par value ......................     39,227      34,379
   Accumulated deficit .................................    (34,798)    (32,420)
                                                           --------    --------
       Total shareholders' equity ......................      4,499       2,028
                                                           --------    --------
                                                           $ 27,996    $ 24,377
                                                           ========    ========







The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
              For the Three Months Ended December 31, 1997 and 1996
                      (In thousands, except per share data)
                                   (Unaudited)



                                                       1997        1996
                                                    -------    --------

Net sales .......................................   $ 6,870    $ 10,778
Cost of sales ...................................     5,103       6,648
                                                    -------    --------
   Gross profit .................................     1,767       4,130
                                                    -------    --------

Operating expenses:
   Selling ......................................     1,263       1,294
   Engineering ..................................       582         550
   General and administrative ...................     1,694       1,374
   Amortization of goodwill and transaction costs       346         362
                                                    -------    --------
       Total operating expenses .................     3,885       3,580
                                                    -------    --------

   Income (loss) from operations ................    (2,118)        550

Interest expense ................................      (328)       (256)
Other income (expense) ..........................        68         (39)
                                                    -------    --------

   Income (loss) before income taxes ............    (2,378)        255

Provision for income taxes ......................      --          --
                                                    -------    --------

   Net income (loss) ............................   $(2,378)   $    255
                                                    =======    ========

Earnings (Loss) per share:
   Basic ........................................   $ (0.34)   $   0.04
                                                    =======    ========
   Diluted ......................................   $ (0.34)   $   0.04
                                                    =======    ========













The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 1997 and 1996
                                 (In thousands)
                                   (Unaudited)



                                                       1997       1996
                                                    -------    -------
Cash flows from operating activities:
   Net income (loss) ............................   $(2,378)   $   255
     Adjustments to reconcile net income (loss)
       to net cash used by
       operating activities:
         Depreciation and amortization ..........       539        517
         Provision for bad debts ................        16          8
     Changes in operating assets and liabilities:
       Receivables ..............................       556     (1,895)
       Inventories ..............................       182        (87)
       Prepaid expenses .........................      (196)       106
       Accounts payable and accrued expenses ....       548       (311)
       Deferred revenue .........................         7        535
                                                    -------    -------
Net cash used in operating activities ...........      (726)      (872)
                                                    -------    -------

Cash flows from investing activities:
   Purchase of property and equipment ...........      (117)       (55)
   Additions to capitalized product design ......        --       (155)
   Decrease in other assets .....................        15         11
                                                    -------    -------
Net cash used by investing activities ...........      (102)      (199)
                                                    -------    -------

Cash flows from financing activities:
   Repayment of long-term debt ..................      (723)       (33)
   Borrowings under revolving credit note .......     2,017      2,556
   Payments under revolving credit note .........      (475)    (1,769)
   Proceeds from sale of preferred stock ........     4,600         --
   Proceeds held in escrow (restricted cash) ....    (4,600)        --
   Proceeds from exercise of warrants ...........        42         --
   Capitalized lease obligations paid ...........       (20)       (49)
                                                    -------    -------
Net cash provided by financing activities .......       841        705
                                                    -------    -------

Increase (decrease) in cash .....................        13       (366)
Cash, beginning of period .......................        37        426
                                                    -------    -------
Cash, end of period .............................   $    50    $    60
                                                    =======    =======

Cash paid during the period for:
   Interest .....................................   $   422    $   244
   Income taxes .................................        --         --

Supplemental non-cash transactions
   Common stock issued for the conversion
      of subordinated notes .....................   $   208         --






The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

The financial information, except for the balance sheet as of September 30, 1997, included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended December 31, 1997 and 1996.

The Company's annual report on Form 10-K for the fiscal year ended September 30, 1997, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 1997 was derived from the Company's audited Consolidated Financial Statements.

The results of operation for the three months ended December 31, 1997 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

2.   Restricted Cash

On December 31, 1997, the Company sold 5,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share, for a purchase price of $5 million. The proceeds were delivered by the investor into escrow on this date. On January 2, 1998, the net proceeds of $4.6 million, after issuance costs of $400,000, were wired to the account of the Company and were used to reduce the balance of the bank revolving credit note.

3.   Debt

Long-term debt is summarized as follows (in thousands):

                                                   Dec. 31,    Sept. 30,
                                                     1997         1997
                                                  ----------   ---------

          Bank Debt (See Note 3) ................   $ 10,204    $  9,026
          Convertible subordinated notes ........      3,416       3,624
          Other .................................        450         809
                                                    --------    --------
                                                      14,070      13,459
          Less current portion ..................     (1,390)     (1,712)
                                                    --------    --------
                                                    $ 12,680    $ 11,747
                                                    ========    ========

4.   Preferred Stock

On December 31, 1997, the Company sold 5,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share ("Convertible Preferred"), for an aggregate purchase price of $5 million. The Convertible Preferred shares accrue dividends at a rate of 5% per annum, payable quarterly, at the Company's option, in cash or additional Convertible Preferred shares. In addition, the Company issued warrants to purchase 170,000 shares of the Company's common stock at prices at or above the market price (20,000 shares at $6.625 expiring on December 31, 2000 and 150,000 shares at $7.95 expiring on December 31, 2001). On January 2, 1998, the Company used the net proceeds of $4.6 million, after issuance costs of $400,000, to reduce the balance of the bank revolving credit note.

Each share of Convertible Preferred is convertible, at the option of the holder, into the number of shares of common stock as defined by the stated value of the Convertible Preferred multiplied by 5% per annum, less any dividends paid, divided by the conversion price. The stated value of the Convertible Preferred is $1,000 per share and the conversion price is the lower of $8.28 or a two day average market price within a 20 day trading period prior to the conversion. Pursuant to the Company's Articles of Incorporation, as amended, the holders of the Convertible Preferred stock may only convert their outstanding Convertible Preferred stock into an aggregate amount of common stock that does not exceed 19.99% of the outstanding common stock of the Company. Any excess shares of common stock that are issuable upon conversion of outstanding Convertible Preferred, that exceed this 19.99% limitation, are subject to mandatory redemption at the option of the holder of the Convertible Preferred stock, unless the Company either obtains stockholder approval for the additional conversions over 20%, or the Company receives permission to allow such issuances from the American Stock Exchange. All outstanding shares of Convertible Preferred, subject to the aforementioned restrictions, automatically convert to common stock on December 31, 2000.

Holders of Convertible Preferred do not have voting rights, except for certain protective provisions relating to changes in the rights of holders of
Convertible Preferred. The Convertible Preferred ranks senior to the Company's common stock as to dividends, distributions and distribution of assets upon liquidation, dissolution or winding up of the Company. The Convertible Preferred is subject to mandatory redemption upon certain circumstances, including the Company's (i) failure to convert the Convertible Preferred when required (ii) bankruptcy, and (iii) suspension from trading on the American Stock Exchange. The Company shall have the right to redeem the Convertible Preferred on or after December 31, 1998 at a price equal to the greater of 130% of the stated value or the market price multiplied by the number of shares of common stock into which the Convertible Preferred can be converted.


5.   Stock Options and Warrants

Outstanding options and warrants to purchase shares of common stock at December 31, 1997 were as follows (in thousands, except price per option data):



         Outstanding at September 30, 1997                       1,435
              Granted (at $6.625-$7.95) (See Note 4)               170
              Canceled                                             (17)
              Exercised (at $1.75)                                 (64)
                                                              --------
         Outstanding at December 31, 1997                        1,524
                                                               =======

6.   Earnings (Loss) per Share

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," in the quarter ended December 31, 1997. SFAS 128 requires the computation of basic and diluted earnings per share. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and the dilutive common stock equivalents (using the treasury stock method for warrants and options). Summarized below is the reconciliation of basic and diluted earnings (loss) per share for the quarters ended December 31, 1997 and 1996 (in thousands except per share amounts):

                                             Net Income               Per Share
                                              (Loss)       Shares       Amount
For the Quarter ended December 31, 1997:
  Basic earnings (loss) per share ........   $(2,378)      6,941      $  (0.34)
    Effect of outstanding securities (a)-
      Warrants and options ...............      --          --
      Convertible debt ...................      --          --
      Convertible preferred stock ........      --          --
                                             --------      -----
  Diluted earnings (loss) per share ......   $(2,378)      6,941      $  (0.34)
                                             --------      -----

For the Quarter ended December 31, 1996:
  Basic earnings per share ...............   $   255       6,554      $   0.04
    Effect of outstanding securities (b)-
      Warrants and options ...............        --         252
      Convertible debt ...................        --          --
                                             --------      -----
  Diluted earnings per share .............   $   255       6,806      $   0.04
                                             --------      -----

(a)  As  the  Company  had  a  net  loss,  the   outstanding   securities   were
     antidilutive.
(b) The remaining outstanding warrants and options and the convertible debt were antidilutive.

Item 2.

                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


General

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results of SoftNet Systems, Inc. and its subsidiaries could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as set forth in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Quarterly Report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause the Company's actual results for fiscal 1998 and beyond to differ materially from past results and those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, the following: limited operating history; lack of profitable operations; fluctuations in quarterly results; lack of backlog; rapid technological change; dependence on new products; dependence on the Internet; ability to expand the Internet business; risks associated with acquisitions; and competition. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company's fiscal year ends September 30 and the first quarter of the fiscal year ends December 31. "Fiscal 1998" refers to the twelve months ending September 30, 1998 with similar references to other twelve month periods ending September 30.

Results of operations for the First Quarter of Fiscal 1998 compared to the same period in Fiscal 1997

Consolidated net sales decreased $3.9 million (or 36.3%) for the three months ended December 31, 1997, as compared to the same period in 1996. Sales in the document management segment decreased $2.8 million (or 51.1%), primarily as a result of a decrease in the sale of computer output microfiche equipment ("COM"). The document management segment entered fiscal year 1998 with a backlog of $1.4 million compared to a backlog of $3.4 million for the same period in fiscal 1997. Incoming COM orders appear strong and the Company expects this revenue to normalize in the ensuing quarters. Sales in the telecommunications segment decreased by $1.2 million (22.9%), primarily as the result of fewer healthcare and major system installs by both the Milwaukee and Chicago divisions. In addition, telecommunication sales for the three months ended December 31, 1996 included revenues of $148,000 from the Company's wholly-owned subsidiary, Communicate Direct Inc. ("CDI"), which was completely dissolved by the Company in fiscal 1997.

Consolidated gross profit decreased $2.4 million in the three months ended December 31, 1997, with profit margins decreasing to 25.7% from 38.3% for the same period in 1996. The percentage decrease is primarily related to the decrease in the document management segment's COM sales, which contribute the highest product profit margins. As such, profit margins in the document management segment decreased for the three months ended December 31, 1997 to 24.7% from 45.9% in the same period in 1996. Gross profit decreased $105,000 in the internet segment for the three months ended December 31, 1997, primarily as a result of a reclassification of certain web development expenses being charged entirely to cost of goods sold. Due to immateriality, similar expenses in prior year presentations have not been reclassified.

Operating expenses, primarily selling, engineering, general and administrative, increased $321,000 to $3.5 million for the three months ended December 31, 1997 from $3.2 million for the same period in 1996. The increase in operating expenses is primarily the result of the consolidation and relocation of the Chicago based operations to the Company's existing headquarters in Mountain View, California. These activities resulted in the one time write-off of leasehold improvements and moving expenses ($240,000 for the three months ended December 31, 1997). In addition, the internet services segment increased its administrative and sales force ($163,000 for the three months ended December 31, 1997). This increase was offset by the disposition in fiscal 1997 of all operations of CDI (operating losses of $75,000 for the three months ended December 31, 1997).

Amortization expense decreased $16,000 for the three months ended December 31, 1997, to $346,000 as compared to $362,000 for the same period in 1996.

The  Company  made no  provision  for income  taxes for the three  months  ended
December  31,  1996,  as  a  result  of  the   Company's   net  operating   loss
carry-forward.

Consolidated interest expense increased $72,000 (or 28.1%) to $328,000 for the three months ended December 31, 1997 compared to $256,000 for the same period in 1996. The increase in interest expense was the result of a higher level of outstanding indebtedness on the company's line of credit facility in the first quarter of fiscal 1998.

For the first quarter of fiscal 1998, the Company had a net loss of $2.4 million, or a basic loss per share of $0.34, compared to net income of $255,000 in fiscal 1997, or basic earnings per share of $0.04.


Liquidity and Capital Resources

At December 31, 1997, the Company's current ratio was 1.48 to 1 with working capital of $5.1 million. This compares with a current ratio of 1.12 to 1 and working capital of $1.3 million at September 30, 1997.

For the first quarter of fiscal 1998, cash flows used by operating activities were $726,000 compared to $872,000 for the same period in fiscal 1997. Cash flows used by investing activities were $102,000 for the first quarter of fiscal 1998 compared to $199,000 for the same period in fiscal 1997. Cash flows provided by financing activities were $841,000 for the first quarter of fiscal 1998 compared to $705,000 for the same period in fiscal 1997.

On December 31, 1997, the Company sold $5 million of Convertible Preferred stock. On January 2, 1998, the net proceeds of this sale of $4.6 million were used to reduce the balance of the bank revolving credit note. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

The Company expects to be able to finance its fiscal 1998 working capital requirements and capital expenditures from its operating income and existing revolving credit facility.

Other - Year 2000 Issue

Many existing computer systems and related software applications, and other control devices, use only two digits to identify a year in a date field, without considering the impact of the upcoming change in the century. Such systems, applications and/or devices could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Company relies on such computer systems, applications and devices in operating and monitoring all major aspects of its business, including, but not limited to, its financial systems (such as general ledger, accounts payable and payroll modules), customer services, internal networks and telecommunications equipment, and end products. The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, both domestically and internationally, for the accurate exchange of data and related information.

The Company is currently in the process of evaluating the potential impact of the Year 2000 issue on its business and the related expenses that would foreseeably be incurred in attempting to remedy such impact (including testing and implementation of remedial action). Management's current estimate is that the costs associated with the Year 2000 issue should not have a material adverse affect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not sure that it has fully identified such impact or that it can resolve it without disruption of its business and without incurring significant expenses. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.


         On December 31, 1997, the Company issued 5,000 shares of Series A Convertible Preferred Stock, $0.01 par value, ("Convertible Preferred") and warrants to purchase 150,000 shares of common stock, exercisable at $7.95 per share and expiring on December 31, 2001 ("RGC Warrants"), to RGC International Investors, LDC, for an aggregate purchase price of $5 million. The Convertible Preferred shares accrue dividends at a rate of 5% per annum, payable quarterly, at the Company's option, in cash or additional Convertible Preferred shares. Holders of Convertible Preferred do not have voting rights, except for certain protective provisions relating to changes in the rights of holders of Convertible Preferred. The Convertible Preferred ranks senior to the Company's common stock as to dividends, distributions and distribution of assets upon liquidation, dissolution or winding up of the Company. The Convertible Preferred is subject to mandatory redemption upon certain circumstances, including the Company's (1) failure to convert the Convertible Preferred when required (2) bankruptcy, and (3) suspension from trading on the American Stock Exchange. The Company shall have the right to redeem the Convertible Preferred on or after December 31, 1998 at a price equal to the greater of 130% of the stated value per share ($1,000) or the two day average market price within a 20 day trading period prior to conversion multiplied by the number of shares into which the Convertible Preferred can be converted. The sale of the Convertible Preferred and the RGC Warrants was arranged by Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group, who received a fee of $250,000 plus warrants, exercisable at $6.625 per share and expiring on December 31, 2000, to purchase 20,000 shares of common stock.


         Each share of Convertible Preferred is convertible, at the option of the holder, into the number of shares of common stock as defined by the stated value of the Convertible Preferred multiplied by 5% per annum, less any dividends paid, divided by the conversion price. The stated value of the Convertible Preferred is $1,000 per share and the conversion price is the lower of $8.28 or a two day average market price within a 20 day trading period prior to the conversion. All outstanding shares of Convertible Preferred automatically convert to common stock on December 31, 2000. Depending on market conditions at the time of conversion, the number of common shares issuable could prove to be significantly greater in the event of a decrease in the trading price of the common stock. Purchasers of common stock could therefore experience substantial dilution upon conversion of the Convertible Preferred.


         During the quarter ended December 31, 1997, the Company issued 48,780 shares of common stock pursuant to the conversion of $200,000 of convertible debt by a single holder of the Company's 10% convertible subordinated notes due October 31, 1999. These 10% notes have a conversion price of $4.10. Additionally, the Company issued 1,120 shares of common stock pursuant to the conversion of $7,560 of convertible debt by a single holder of the Company's 9% convertible subordinated notes due September 15, 2000. These 9% notes have a conversion price of $6.75. These shares are exempt under Section 3(a)(9) of the Securities Act.

         During the quarter ended December 31, 1997, the Company issued a combined total of 64,000 shares of common stock to three separate warrant holders, upon the exercise of outstanding warrants (exercise price of $1.75 per share). These shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable

Item 5.  Other Information.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997. On January 12, 1998, the Company filed a Form 8-K reporting the designation and issuance of 5,000 shares of Series A Convertible Preferred Stock. See Note 4 of Notes to Condensed
         Consolidated Financial Statements. On February 12, 1998, the Company filed a Form 8-K reporting the description of the Company's capital stock.

SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ A. J. R. Oosthuizen
----------------------------
A. J. R. Oosthuizen
President and
Chief Executive Officer



/s/ Mark A. Phillips
----------------------------
Mark A. Phillips
Principal Accounting Officer


Dated:  February 17, 1998