Form 10-Q
period 1998-03-31
SOFTNET SYSTEMS INC
filed 1998-05-15
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at April 30, 1998
  -------------------------------             --------------------------------
         Common stock, par                                7,570,796
       value $.01 per share

                              SOFTNET SYSTEMS, INC.

                                      INDEX




PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
               March 31, 1998 and September 30, 1997

         Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended
               March 31, 1998 and March 31, 1997

         Condensed Consolidated Statements of Cash Flows for the Three Months and Six Months Ended
               March 31, 1998 and March 31, 1997

         Notes to Condensed Consolidated Financial Statements


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations


PART II       OTHER INFORMATION

     Item 2.   Changes in Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 As of December 31, 1997 and September 30, 1997
                        (In thousands, except share data)



                                                           Mar. 31,   Sept. 30,
                                                            1998        1997
                                                          ---------   ---------
                                                         (Unaudited)
       ASSETS

Current assets:
   Cash ................................................   $     17    $     37
   Accounts receivables, net ...........................      7,591       6,983
   Inventories .........................................      5,206       4,310
   Prepaid expenses ....................................        640         473
                                                           --------    --------
       Total current assets ............................     13,454      11,803

Property and equipment, net ............................      1,519       1,637
Costs in excess of fair value of net
  assets acquired, net .................................      6,309       6,900
Other assets ...........................................      3,988       4,037
                                                           --------    --------
                                                           $ 25,270    $ 24,377
                                                           ========    ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ...............   $  7,472    $  7,264
   Current portion of long term debt ...................      1,268       1,712
   Current portion of capital leases ...................         32          46
   Deferred revenue ....................................      1,141       1,479
                                                           --------    --------
       Total current liabilities .......................      9,913      10,501
                                                           --------    --------

Long term debt, net of current portion .................     11,886      11,747
                                                           --------    --------

Capital Lease obligation, net of current portion .......         84         101
                                                           --------    --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value,
       4 million shares authorized,
       Series A Convertible, 5,062.5 shares
       outstanding at March 31, 1998....................         --          --
   Common stock, $.01 par value,
       25 million shares authorized,
       7,014,673 and 6,870,559 shares
       outstanding, respectively .......................         70          69
   Capital in excess of par value ......................     39,391      34,379
   Accumulated deficit .................................    (36,074)    (32,420)
                                                           --------    --------
       Total shareholders' equity ......................      3,387       2,028
                                                           --------    --------
                                                           $ 25,270    $ 24,377
                                                           ========    ========







The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months Ended      Six Months Ended
                                                                 March 31,               March 31,
                                                          ---------------------   ---------------------
                                                            1998         1997       1998         1997
                                                          --------     --------   --------     --------
Net sales ............................................    $  8,751     $ 10,174   $ 15,621     $ 20,952
Cost of sales ........................................       5,946        6,192     11,049       12,840
                                                          --------     --------   --------     --------
   Gross profit ......................................       2,805        3,982      4,572        8,112
                                                          --------     --------   --------     --------

Operating expenses:
   Selling ...........................................       1,198        1,072      2,461        2,366
   Engineering .......................................         643          564      1,225        1,114
   General and administrative ........................       1,627        1,407      3,321        2,781
   Amortization of goodwill and transaction costs ....         345          346        691          708
                                                          --------     --------   --------     --------
             Total operating expenses ................       3,813        3,389      7,698        6,969
                                                          --------     --------   --------     --------

   Income (loss) from operations .....................      (1,008)         593     (3,126)       1,143

Interest expense .....................................        (268)        (320)      (596)        (576)
Other income (expense) ...............................          63           10        131          (29)
                                                          --------     --------   --------     --------

   Income (loss) before income taxes .................      (1,213)         283     (3,591)         538
                                                          --------     --------   --------     --------

Provision for income taxes ...........................          --           --         --           --
                                                          --------     --------   --------     --------
   Net income (loss)..................................    $ (1,213)    $    283   $ (3,591)    $    538
                                                          ========     ========   ========     ========

Preferred dividends ..................................         (63)          --        (63)          --
                                                          --------     --------   --------     --------
   Net income (loss) applicable to common shares .....    $ (1,276)    $    283   $ (3,654)    $    538
                                                          ========     ========   ========     ========

Earnings(loss) per common share:
   Basic .............................................    $  (0.18)    $   0.04   $  (0.52)    $   0.08
                                                          ========     ========   ========     ========
   Diluted ...........................................    $  (0.18)    $   0.04   $  (0.52)    $   0.08
                                                          ========     ========   ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1998       1997
                                                            --------   --------
Cash flows from operating activities:
  Net income (loss) ....................................... $ (3,591)  $    538
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
       Depreciation and amortization ......................    1,086      1,132
       Provision for bad debts ............................      172         15
       Loss on disposition of net assets ..................       35         --
       Changes in operating assets
         and liabilities:
           Receivables ....................................      101     (4,525)
           Inventories ....................................     (578)       766
           Prepaid expenses ...............................     (101)       157
           Accounts payable and accrued expenses ..........      326        106
           Deferred revenue ...............................     (338)       178
                                                            --------   --------
             Net cash used in operating activities ........   (2,888)    (1,633)
                                                            --------   --------

Cash flows from investing activities:
  Purchase of property and equipment ......................     (319)      (530)
  Additions to capitalized product design .................       --       (502)
  Decrease in other assets ................................       16          5
                                                            --------   --------
             Net cash used by investing activities ........     (303)    (1,027)
                                                            --------   --------

Cash flows from financing activities:
  Repayment of long-term debt .............................   (1,058)       (71)
  Borrowings under revolving credit note ..................    4,953      5,068
  Payments under revolving credit note ....................   (5,434)    (2,547)
  Proceeds from sale of preferred stock ...................    4,600         --
  Proceeds from exercise of warrants  .....................      141         --
  Capitalized lease obligations paid ......................      (31)      (153)
                                                            --------   --------
             Net cash provided by financing activities ....    3,171      2,297
                                                            --------   --------

Increase (decrease) in cash ...............................      (20)      (363)
Cash, beginning of period .................................       37        426
                                                            --------   --------
Cash, end of period ....................................... $     17   $     63
                                                            ========   ========

Cash paid during the period for:
Interest ..................................................  $   671    $   504
Income taxes ..............................................       --         --


Supplemental non-cash transactions
Convertible debt issued for
  acquisition of equipment leases .........................  $ 1,444         --
Common stock issued for the
  conversion of subordinated notes ........................      210         --
Note received in sale of net assets .......................      110         --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements



1.   Basis of Presentation

The financial information, except for the balance sheet as of September 30, 1997, included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended March 31, 1998 and 1997.

The Company's annual report on Form 10-K for the fiscal year ended September 30, 1997, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 1997 was derived from the Company's audited Consolidated Financial Statements.

The results of operations for the three months and six months ended March 31, 1998 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.


2.   Debt

Long-term debt is summarized as follows (in thousands):

                                                   March 31,    September 30,
                                                        1998             1997

         Bank Debt (See Note 3)                     $  7,949        $   9,026
         Convertible subordinated notes                4,858            3,624
         Other                                           347              809
                                                  ----------       ----------
                                                      13,154           13,459
         Less current portion                         (1,268)          (1,712)
                                                   ---------        ---------
                                                    $ 11,886         $ 11,747
                                                    ========         ========

On January 2, 1998, the Company issued $1,443,750 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002 to a single investor in exchange for the assignment to the Company of certain equipment leases and other consideration. The debentures are convertible into Common Stock of the Company, at $8.25 per share, after December 31, 1998.

Subsequent to March 31, 1998, the Company issued 120,000 shares of common stock pursuant to the conversion of $810,000 of convertible debt by a single holder of the Company's 9% convertible subordinated notes due September 15, 2000. These 9% notes have a conversion price of $6.75 per share.


3.   Preferred Stock

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

Each share of Convertible Preferred is convertible, at the option of the holder, into the number of shares of common stock as defined by the stated value of the Convertible Preferred multiplied by 5% per annum, less any dividends paid, divided by the conversion price. The stated value of the Convertible Preferred is $1,000 per share and the conversion price is the lower of $8.28 or a two day average market price within a 20 day trading period prior to the conversion. Pursuant to the Company's Articles of Incorporation, as amended, the holders of the Convertible Preferred stock may only convert their outstanding Convertible Preferred stock into an aggregate amount of common stock that does not exceed 19.99% of the outstanding common stock of the Company. Any excess shares of common stock that are issuable upon conversion of outstanding Convertible Preferred, that exceed this 19.99% limitation, are subject to mandatory redemption at the option of the holder of the Convertible Preferred stock, unless the Company either obtains stockholder approval for the additional conversions over 20%, or the Company receives permission to allow such an issuance from the American Stock Exchange. All outstanding shares of Convertible Preferred, subject to the aforementioned restrictions, automatically convert to common stock on December 31, 2000.

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

On March 31, 1998, the Company issued an additional 62.5 shares of Convertible Preferred as payment for $62,500 of earned dividends on the outstanding Convertible Preferred stock.

Subsequent to March 31, 1998, the Company issued a combined total of 299,946 shares of common stock, pursuant to the conversion of 2,000 shares of the Company's outstanding Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock, including accrued dividends, was converted into common shares at the conversion price of $6.69 per share.


4.   Stock Options and Warrants

Outstanding options and warrants to purchase shares of common stock at March 31, 1998 were as follows (in thousands, except price per option data):


         Outstanding at September 30, 1997                         1,435
              Granted at exercise prices
                ranging from $6.625 to $7.95 per share               862
              Canceled                                               (18)
              Exercised at exercise prices
                ranging from $1.75 to $5.313 per share              (103)
         Outstanding at March 31, 1998                             2,176
                                                                 =======

5.   Earnings (Loss) per Share

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," in the quarter ended December 31, 1997. SFAS 128 requires the computation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding and the dilutive common stock equivalents (using the treasury stock method for warrants and options). Summarized below is the reconciliation of basic and diluted earnings (loss) per common share for the three months and the six months ended March 31, 1998 and 1997 (in thousands except per common share amounts):

                                                For the Three Months Ended               For the Six Months Ended
                                              -------------------------------        -------------------------------
                                              Net Income            Per Share        Net Income            Per Share
                                                  (Loss)   Shares      Amount            (Loss)   Shares      Amount
                                              ----------   ------   ---------        ----------   ------   ---------
March 31, 1998:
   Basic earnings (loss)                       $ (1,276)    6,992    $ (0.18)          $ (3,654)   6,966    $ (0.52)
     Effect of outstanding securities (a)-
       Warrants and options                          --        --                            --       --
       Convertible debt                              --        --                            --       --
       Convertible preferred stock                   --        --                            --       --
                                               --------     -----                      --------    -----
   Diluted earnings (loss)                     $ (1,276)    6,992    $ (0.18)          $ (3,654)   6,966    $ (0.52)
                                               --------     -----                      --------    -----

March 31, 1997:
   Basic earnings                              $    283     6,580    $  0.04           $    538    6,567    $  0.08
     Effect of outstanding securities (b)-
       Warrants and options                          --       351                            --      297
       Convertible debt                              --        --                            --       --
       Convertible preferred stock                   --        --                            --       --
                                               --------     -----                      --------    -----
   Diluted earnings                            $    283     6,931    $  0.04           $    538    6,864    $  0.08
                                               --------     -----                      --------    -----

(a)  As  the  Company  had  a  net  loss,  the   outstanding   securities   were
     antidilutive.
(b)  The remaining outstanding securities were antidilutive.


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

The Company's fiscal year ends September 30 and the second quarter of the fiscal year ends March 31. "Fiscal 1998" refers to the twelve months ending September 30, 1998 with similar references to other twelve month periods ending September 30.

Results of operations for the Second Quarter of Fiscal 1998 compared to the same period in Fiscal 1997

Consolidated net sales decreased $1.4 million (or 14.0%) for the three months ended March 31, 1998, as compared to the same period in 1997. Sales in the document management segment decreased $1.3 million (or 24.6%), as compared to the same period in 1997, primarily as a result of a decrease in the sale of computer output microfiche equipment ("COM"). Sales in the telecommunications segment decreased $52,000 (1.2%) when compared to the prior year. However, tele-communication sales for the same period in the prior year included revenues of $255,000 from the Company's Chicago-based telecommunications group, which was dissolved on December 31, 1997 as part of the Company's consolidation and relocation of all of its Chicago-based operations.

Consolidated gross profit decreased $1.2 million in the three months ended March 31, 1998, with profit margins decreasing to 32.1% from 39.1% for the same period in 1997. The percentage decrease is primarily related to the decrease in the document management segment's COM sales, which contributes the highest product profit margins. As such, profit margins in the document management segment decreased for the three months ended March 31, 1998 to 35.6% from 44.7% in the same period in 1997. Gross profit decreased $130,000 in the telecommunications segment for the three months ended March 31, 1998, primarily as a result of additional expense associated with subcontracted labor used at specific installations during the quarter. Gross profit decreased $102,000 in the internet segment for the three months ended March 31, 1998, primarily as a result of a reclassification of certain web development expenses being charged entirely to cost of goods sold, as well as additional expenses related to the expansion of the segment's technical support staff. Similar web development expenses in prior year presentations have not been reclassified, due to immateriality.

Operating expenses (selling, engineering, general and administrative) increased $425,000 to $3.5 million for the three months ended March 31, 1998 from $3.0 million for the same period in 1997. The increase in operating expenses is primarily the result of an increase in the administrative, sales and marketing efforts of the Company's internet segment. Operating expenses increased $320,000 for the internet segment for the three months ended March 31, 1998, as compared to the same period in 1997. In addition, the Company recorded approximately $100,000 for legal and other professional fees associated with the registration of certain securities of the Company in the second quarter ended March 31, 1998 (See Part II, Item 5).

The Company made no provision for income taxes for the three months ended March 31, 1998, as a result of the Company's net operating loss carry-forward.

Consolidated interest expense decreased $52,000 (or 16.3%) to $268,000 for the three months ended March 31, 1998 compared to $320,000 for the same period in 1997. The decrease in interest expense was the result of the sale of $5.0 million of Convertible Preferred shares on December 31, 1997 and the subsequent use of the net proceeds to reduce the level of outstanding indebtedness on the Company's line of credit facility in the second quarter of fiscal 1998.

For the second quarter of fiscal 1998, the Company had a net loss applicable to common shares of $1.3 million, or a basic loss per share of $0.18, compared to net income of $283,000 in fiscal 1997, or basic earnings per share of $0.04.

Results of operations for the first Six Months of Fiscal 1998 compared to the same period in Fiscal 1997

Consolidated net sales decreased $5.3 million (or 25.4%) for the six months ended March 31, 1998, as compared to the same period in 1997. Sales in the document management segment decreased $4.1 million (or 38.0%), primarily as a result of a decrease in the sale of computer output microfiche equipment ("COM"). COM sales were affected in the first quarter of this year by the fact that the document management segment entered the year with an order backlog of $1.4 million, as compared to a backlog of $3.4 million entering the prior year. However, sales in the document management segment increased $1.3 million in the current quarter as compared to the previous quarter of this same fiscal year. Sales in the telecommunications segment decreased by $1.2 million (12.8%), primarily as the result of fewer healthcare and major system installations by both the Milwaukee and Chicago divisions in the first quarter of this year. However, telecommunication sales for the six months ended March 31, 1997 included revenues of $148,000 from the Company's wholly-owned subsidiary, Communicate Direct Inc. ("CDI"), which was completely dissolved by the Company in fiscal 1997, as well as revenues of over $600,000 from the Company's Chicago-based telecommunications group which was dissolved in December 1997.

Consolidated gross profit decreased $3.5 million in the six months ended March 31, 1998, with profit margins decreasing to 29.3% from 38.7% for the same period in 1997. The percentage decrease is primarily related to the decrease in the document management segment's COM sales, which contribute the highest product profit margins. As such, profit margins in the document management segment decreased for the six months ended March 31, 1998 to 31.2% from 45.3% in the same period in 1997. Gross profit decreased $550,000 in the telecommunications segment for the six months ended March 31, 1998, as compared to the same period in 1997. Profit margins decreased to 30.9% from 32.7% for the same period in 1997. Gross profits in the telecommunications segment for the six months ended March 31, 1997 included $35,000 from the operations of CDI, as well as $210,000 from the operations of the Chicago-based telecommunications group, both of which were subsequently dissolved. Gross profit decreased $207,000 in the internet segment for the six months ended March 31, 1998, primarily as a result of a reclassification of certain web development expenses being charged entirely to cost of goods sold, as well as additional expenses related to the expansion of the segment's technical support staff. Similar web development expenses in prior year presentations have not been reclassified, due to immateriality.

Operating expenses (selling, engineering, general and administrative) increased $746,000 to $7.0 million for the six months ended March 31, 1998 from $6.3 million for the same period in 1997. The increase in operating expenses is partially the result of the consolidation and relocation of the Chicago based operations to the Company's existing headquarters in Mountain View, California. These activities resulted in the one time write-off of leasehold improvements and moving expenses of $240,000. In addition, operating expenses increased in the internet segment by over $480,000 for the six months ended March 31, 1998, primarily as the result of an increase in the segment's administrative, sales and marketing efforts.

Amortization expense decreased $17,000 for the six months ended March 31, 1998, to $691,000 as compared to $708,000 for the same period in 1997.

The Company made no provision for income taxes for the six months ended March 31, 1997, as a result of the Company's net operating loss carry-forward.

Consolidated interest expense increased $20,000 (or 3.5%) to $596,000 for the six months ended March 31, 1998 compared to $576,000 for the same period in 1997.

For the first six months of fiscal 1998, the Company had a net loss applicable to common stock of $3.7 million, or a basic loss per share of $0.52 compared to net income of $538,000 in fiscal 1997, or basic earnings per share of $0.08.


Liquidity and Capital Resources

At March 31, 1998, the Company's current ratio was 1.36 to 1 with working capital of $3.5 million. This compares with a current ratio of 1.12 to 1 and working capital of $1.3 million at September 30, 1997.

For the first six months of fiscal 1998, cash flows used by operating activities were $2.9 million compared to $1.6 million for the same period in fiscal 1997. Cash flows used by investing activities were $303,000 for the first six months of fiscal 1998 compared to $1.0 million for the same period in fiscal 1997. Cash flows provided by financing activities were $3.2 million for the first six months of fiscal 1998 compared to $2.3 million for the same period in fiscal 1997.

On December 31, 1997, the Company sold $5 million of Convertible Preferred stock. On January 2, 1998, the net proceeds of this sale of $4.6 million were used to reduce the balance of the bank revolving credit note (See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information).

The Company expects to be able to finance its working capital requirements and capital expenditures for its document management and telecommunications segments from its operating income and existing line-of-credit facilities for the fiscal year ending September 30, 1998. However, the Company is currently considering various product offering expansion plans with respect to its Internet segment, for which it will need to pursue additional financing.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.


         On December 31, 1997, the Company issued 5,000 shares of Series A Convertible Preferred Stock, $0.01 par value, ("Convertible Preferred") and warrants to purchase 150,000 shares of common stock, exercisable at $7.95 per share and expiring on December 31, 2001 ("RGC Warrants"), to RGC International Investors, LDC, for an aggregate purchase price of $5 million. The sale of the Convertible Preferred and the RGC Warrants was arranged by Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group, who received a fee of $250,000 plus warrants to purchase 20,000 shares of common stock, exercisable at $6.625 per share and expiring on December 31, 2000.


         Each share of Convertible Preferred is convertible, at the option of the holder, into the number of shares of common stock as defined by the stated value of the Convertible Preferred multiplied by 5% per annum, less any dividends paid, divided by the conversion price. The stated value of the Convertible Preferred is $1,000 per share and the conversion price is the lower of $8.28 or a two day average market price within a 20 day trading period prior to the conversion. All outstanding shares of Convertible Preferred automatically convert to common stock on December 31, 2000. Depending on market conditions at the time of conversion, the number of common shares issuable could prove to be significantly greater in the event of a decrease in the trading price of the common stock. Purchasers of common stock could therefore experience substantial dilution upon conversion of the Convertible Preferred (See Note 3 of Notes to Condensed Consolidated Financial Statements).


         During the quarter ended December 31, 1997, the Company issued 48,780 shares of common stock pursuant to the conversion of $200,000 of convertible debt by a single holder of the Company's 10% convertible subordinated notes due October 31, 1999. These 10% notes have a conversion price of $4.10 per share. Additionally, the Company issued 1,120 shares of common stock pursuant to the conversion of $7,560 of convertible debt by a single holder of the Company's 9% convertible subordinated notes due September 15, 2000. These 9% notes have a conversion price of $6.75 per share. These shares were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

         During the quarter ended December 31, 1997, the Company issued a combined total of 64,000 shares of common stock to three separate warrant holders, upon the exercise of outstanding warrants (exercise price of $1.75 per share). These shares were issued in a nonpublic offering pursuant to transactions exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

         On January 2, 1998, the Company issued $1,443,750 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002 to a single investor in exchange for cash and the assignment to the Company of certain equipment leases. The Debentures were issued without the use of underwriters in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The investor acquired the securities for investment and without a view to distribution. The debentures are convertible into Common Stock of the Company, at $8.25 per share, after December 31, 1998.

         During the quarter ended March 31, 1998, the Company declared a dividend on its outstanding Series A Convertible Preferred Stock, payable on March 31, 1998 to stockholders of record at the close of business on March 27, 1998. The dividend, payable at the rate of 5%, was paid at the Company's option in the form of 62.5 additional shares of the Company's Series A Convertible Preferred Stock (See Note 3 of Notes to Condensed Consolidated Financial Statements).

         During the quarter ended March 31, 1998, the Company issued 373 shares of common stock pursuant to the conversion of $2,520 of convertible debt by a single holder of the Company's 9% convertible subordinated notes due September 15, 2000. These 9% notes have a conversion price of $6.75 per share. These shares were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

         Also during the quarter ended March 31, 1998, the Company issued a combined total of 30,000 shares of common stock to four separate warrant holders, upon the exercise of outstanding warrants (exercise price of $1.75 per share). These shares were issued in a nonpublic offering pursuant to transactions exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

         Subsequent to the quarter ended March 31, 1998, the Company issued a combined total of 299,946 shares of common stock, pursuant to the conversion of 2,000 shares of the Company's outstanding Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock, including accrued dividends, was converted into common shares at the conversion price of $6.69 per share. These shares were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

         In  addition,  subsequent  to the  quarter  ended March 31,  1998,  the
         Company issued 120,000 shares of common stock pursuant to the conversion of $810,000 of convertible debt by a single holder of the Company's 9% convertible subordinated notes due September 15, 2000. These 9% notes have a conversion price of $6.75 per share. These shares were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

Item 3.  Defaults upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of the Shareholders held on February 26, 1998, the following matter was adopted:

         1. The election of a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.
                                                         Number of Votes
                                                      For             Withheld

             Ronald I. Simon                        5,219,410           23,070
             Ian B. Aaron                           5,219,910           22,570
             Edward A. Bennett                      5,219,010           23,470
             Lawrence B. Brilliant                  5,219,010           23,470
             John G. Hamm                           5,219,510           22,970
             A. J. R. Oosthuizen                    5,219,910           22,570

         On April 24, 1998, the Company filed a Form 8-K reporting the resignation of Mr. A.J.R. Oosthuizen as a Director of the Company, effective as of April 4, 1998.

Item 5.  Other Information.

         On January 30, 1998, the Company filed a Form S-3 Registration Statement under the Securities Act of 1933 registering the resale of up to 2,697,320 shares of the Company's Common Stock, previously issued or issuable upon the exercise of outstanding stock purchase warrants and the conversion of the Company's Series A Convertible Preferred Stock (See Note 3 of Notes to Condensed Consolidated Financial Statements). This registration was declared effective on February 13, 1998.

         On February 4, 1998, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 registering 1,525,952 shares of the Company's Common Stock issuable under both the Company's Amended 1995 Long Term Incentive Plan and the Company's Employee Stock Option Plan.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

         On January 12, 1998, the Company filed a Form 8-K reporting the designation and issuance of 5,000 shares of Series A Convertible Preferred Stock (See Note 3 of Notes to Condensed Consolidated Financial Statements). On February 12, 1998, the Company filed a Form 8-K reporting the description of the Company's capital stock. On April 24, 1998, the Company filed a Form 8-K reporting the resignation of Mr. A.J.R. Oosthuizen as President, CEO and as a Director of the Company, effective as of April 4, 1998.

SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ Garrett J. Girvan
-------------------------------------
Garrett J. Girvan
Chief Operating Officer and Chief Financial Officer



/s/ Mark A. Phillips
-------------------------------------
Mark A. Phillips
Principal Accounting Officer


Dated:  May 15, 1998