Form 10-Q
period 1998-06-30
SOFTNET SYSTEMS INC
filed 1998-08-14
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at July 31, 1998
  -------------------------------             --------------------------------
         Common stock, par                                8,157,756
       value $.01 per share

                              SOFTNET SYSTEMS, INC.

                                      INDEX




PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 1998 and September 30, 1997

              Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 1998 and 1997

              Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 1998 and 1997

              Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II       OTHER INFORMATION

     Item 2.  Changes in Securities

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                   As of June 30, 1998 and September 30, 1997
                        (In thousands, except share data)



                                                         June 30,  September 30,
                                                           1998        1997
                                                         --------    --------
                                                       (Unaudited)
       ASSETS

Current assets:
   Cash                                                  $  9,818    $     37
   Accounts receivables, net                                5,459       5,135
   Inventories                                              1,930       1,326
   Prepaid expenses                                           411         319
                                                         --------    --------
       Total current assets                                17,618       6,817

Property and equipment, net                                 2,912       1,108
Costs in excess of fair value
   of net assets acquired, net                              4,327       5,141
Other assets                                                3,730       3,820
Net assets associated with discontinued operations          4,143       3,435
                                                         --------    --------
                                                         $ 32,730    $ 20,321
                                                         ========    ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                 $  6,580    $  4,969
   Current portion of long term debt                        1,577       1,384
   Current portion of capital leases                          157          23
   Deferred revenue                                           343         143
                                                         --------    --------
       Total current liabilities                            8,657       6,519
                                                         --------    --------

Long term debt, net of current portion                     10,757      11,727
                                                         --------    --------

Capital lease obligation, net of current portion              149          47
                                                         --------    --------

Shareholders' equity:
   Preferred stock, $.10 par value,
       4 million shares authorized,
          Series A Convertible, 3,062.5 shares
            outstanding at June 30, 1998                     --          --
          Series B Convertible, 10,000 shares
            outstanding at June 30, 1998                        1        --
   Common stock, $.01 par value,
       25 million shares authorized,
       7,869,647 and 6,870,559 shares
       outstanding, respectively                               79          69
   Capital in excess of par value                          52,303      34,379
   Accumulated deficit                                    (39,216)    (32,420)
                                                         --------    --------
       Total shareholders' equity                          13,167       2,028
                                                         --------    --------
                                                         $ 32,730    $ 20,321
                                                         ========    ========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      For the Three Months and Nine Months
                        Ended June 30, 1998 and 1997 (In
                        thousands, except per share data)
                                   (Unaudited)



                                                      Three Months Ended      Nine Months Ended
                                                           June 30,               June 30,
                                                     --------------------    --------------------
                                                       1998        1997        1998        1997
                                                     --------    --------    --------    --------
Net sales                                            $  3,615    $  5,490    $ 10,844    $ 16,825
Cost of sales                                           2,751       2,935       8,003       9,239
                                                     --------    --------    --------    --------
   Gross profit                                           864       2,555       2,841       7,586
                                                     --------    --------    --------    --------

Operating expenses:
   Selling                                              1,193         404       2,297       1,383
   Engineering                                            547         576       1,772       1,691
   General and administrative                           1,834         959       4,119       2,673
   Amortization of goodwill and transaction costs         322         322         965         965
                                                     --------    --------    --------    --------
       Total operating expenses                         3,896       2,261       9,153       6,712
                                                     --------    --------    --------    --------

   Income (loss) from continuing operations            (3,032)        294      (6,312)        874

Interest expense                                         (319)       (272)       (915)       (826)
Other income (expense)                                     41         (83)        211           3
                                                     --------    --------    --------    --------

   Income (loss) from continuing operations before
       income taxes                                    (3,310)        (61)     (7,016)         51

Provision for income taxes                               --          --          --          --
                                                     --------    --------    --------    --------

   Income (loss) before discontinued operations        (3,310)        (61)     (7,016)         51

Discontinued operations
   Income (loss) from operations                          253         (67)        368         360
                                                     --------    --------    --------    --------

Net income (loss)                                    $ (3,057)   $   (128)   $ (6,648)   $    411
                                                     ========    ========    ========    ========

Preferred dividends                                       (85)       --          (148)       --
                                                     --------    --------    --------    --------

Net income (loss) applicable to common shares        $ (3,142)   $   (128)   $ (6,796)   $    411
                                                     ========    ========    ========    ========

Basic and diluted earnings (loss) per common share:

   For continuing operations                         $  (0.45)   $  (0.01)   $  (1.00)   $   0.01
                                                     ========    ========    ========    ========
   For discontinued operations                       $   0.03    $  (0.01)   $   0.05    $   0.05
                                                     ========    ========    ========    ========
   Net income (loss) applicable
       to common shares                              $  (0.42)   $  (0.02)   $  (0.95)   $   0.06
                                                     ========    ========    ========    ========







The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 1998 and 1997
                                 (In thousands)
                                   (Unaudited)


                                                               1998        1997
                                                           --------    --------
Cash flows from operating activities:
   Net income (loss)                                       $ (6,648)   $    411
     Adjustments to reconcile net income (loss)
       to net cash used in
       operating activities:
         Income from discontinued operations                    368         360
         Depreciation and amortization                        1,504       1,315
         Provision for bad debts                                190        --
         Gain on disposition of net assets                     --           (77)
     Changes in operating assets and liabilities:
       Receivables                                              589      (2,224)
       Inventories                                             (285)      1,108
       Prepaid expenses                                         (27)        155
       Accounts payable and accrued expenses                  1,896         411
       Deferred revenue                                         200          94
                                                           --------    --------
Net cash provided by (used in)operating activities
       of continuing operations                              (2,213)      1,553
                                                           --------    --------
Net cash used in operating activities
       of discontinued operations                            (1,036)     (1,112)
                                                           --------    --------

Cash flows from investing activities:
   Purchase of property and equipment                        (2,028)       (174)
   Additions to capitalized product design                     --          (610)
   Other                                                        (90)       --
                                                           --------    --------
Net cash used in investing activities
    of continuing operations                                 (2,118)       (784)
                                                           --------    --------
Net cash used in investing activities
    of discontinued operations                                  (72)        (62)
                                                           --------    --------

Cash flows from financing activities:
   Repayment of long-term debt                               (1,086)        (76)
   Borrowings under revolving credit note                     8,647       7,973
   Payments under revolving credit note                      (9,111)     (8,284)
   Proceeds from issuance of long-term debt                     359         737
   Proceeds from sale of preferred stock                     14,100        --
   Proceeds from exercise of warrants and options             2,721        --
   Capitalized lease obligations paid                           (91)        (88)
                                                           --------    --------
Net cash provided by financing activities
    of continuing operations                                 15,539         262
                                                           --------    --------
Net cash used in financing activities
    of discontinued operations                                 (319)       (268)
                                                           --------    --------

Increase (decrease) in cash                                   9,781        (411)
Cash, beginning of period                                        37         426
                                                           --------    --------
Cash, end of period                                        $  9,818    $     15
                                                           ========    ========

Cash paid during the period for:
    Interest                                               $  1,029    $    744
    Income taxes                                               --          --

Supplemental non-cash transactions
    Convertible debt issued for
       acquisition of equipment leases                     $  1,444    $   --
    Common stock issued for the conversion
       of subordinated notes                                  1,046         381
    Note received in sale of net assets                         110        --
    Equipment acquired by capital lease                         326        --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements



1.   Basis of Presentation

     The financial information, except for the consolidated balance sheet as of September 30, 1997, included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended June 30, 1998 and 1997.

     The Company's annual report on Form 10-K for the fiscal year ended September 30, 1997, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 1997 was derived from the Company's audited Consolidated Financial Statements.

     The results of operations for the three months and nine months ended June 30, 1998 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

2.   Debt

     Long-term debt is summarized as follows (in thousands):
                                               June 30,        September 30,
                                                 1998               1997

     Bank Debt (See Note 3)                  $     7,971      $     8,973
     Convertible subordinated notes                4,022            3,624
     Other                                           341              514
                                              ----------       ----------
                                                  12,334           13,111
     Less current portion                         (1,577)          (1,384)
                                               ---------        ---------
                                              $   10,757       $   11,727
                                              ==========       ==========


     On January 2, 1998, the Company issued $1,443,750 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002 to a single investor in exchange for the assignment to the Company of certain equipment leases and other consideration. The debentures are convertible into Common Stock of the Company, at $8.25 per share, after December 31, 1998.

     On April 20, 1998, the Company issued 120,000 shares of Common Stock pursuant to the conversion of $810,000 of convertible debt by a single holder of the Company's 9% convertible subordinated notes due September 15, 2000. These 9% notes have a conversion price of $6.75 per share.

3.   Preferred Stock

     On December 31, 1997, the Company sold 5,000 shares of Series A Convertible Preferred Stock, $0.10 par value per share ("Series A Convertible Preferred"), for an aggregate purchase price of $5 million. The Series A Convertible Preferred accrues dividends at a rate of 5% per annum, payable quarterly, at the Company's option, in cash or additional shares of Series A Convertible Preferred. In addition, the Company issued warrants to purchase 170,000 shares of the Company's Common Stock at prices at or above the market price (20,000 shares at $6.625 expiring on December 31, 2000 and 150,000 shares at $7.95 expiring on December 31, 2001). On January 2, 1998, the Company used the net proceeds of $4.6 million, after issuance costs of $400,000, to reduce the balance of the bank revolving credit note.

     Each share of Series A Convertible Preferred is convertible, at the option of the holder, into the number of shares of Common Stock as determined by multiplying the stated value of the Series A Convertible Preferred by 5% per annum, subtracting any dividends paid, and dividing such difference by the conversion price. The stated value of the Series A Convertible Preferred is $1,000 per share and the conversion price is the lower of $8.28 or a two day average market price within a 20 day trading period prior to the conversion. Pursuant to the Company's Articles of Incorporation, as amended, the holders of the Series A Convertible Preferred may only convert their outstanding shares of Series A Convertible Preferred into an aggregate amount of Common Stock that does not exceed 19.99% of the outstanding Common Stock of the Company. Any excess shares of Common Stock that are issuable upon conversion of outstanding Series A Convertible Preferred that exceed this 19.99% limitation are subject to mandatory redemption at the option of the holder of the Series A Convertible Preferred, unless the Company either obtains stockholder approval for the additional conversions, or the Company receives permission to allow such an issuance from the American Stock Exchange. All outstanding shares of Series A Convertible Preferred, subject to the aforementioned restrictions, automatically convert to Common Stock on December 31, 2000.

     Holders of Series A Convertible Preferred do not have voting rights, except for certain protective provisions relating to changes in the rights of holders of Series A Convertible Preferred. The Series A Convertible Preferred ranks senior to the Company's Common Stock as to dividends, distributions and distribution of assets upon liquidation, dissolution or winding up of the Company. The Series A Convertible Preferred is subject to mandatory redemption upon certain circumstances, including the Company's (i) failure to convert the Series A Convertible Preferred when required (ii) bankruptcy, and (iii) suspension of the Common Stock from trading on the American Stock Exchange. The Company shall have the right to redeem the Series A Convertible Preferred on or after December 31, 1998 at a price equal to the greater of 130% of the stated value or the market price multiplied by the number of shares of Common Stock into which the Series A Convertible Preferred can be converted.

     On March 31, 1998, the Company issued an additional 62.5 shares of Series A Convertible Preferred as payment for $62,500 of earned dividends on the outstanding shares of Series A Convertible Preferred.

     During the quarter ended June 30, 1998, the Company issued a combined total of 299,946 shares of Common Stock, pursuant to the conversion of 2,000 shares of the Company's outstanding Series A Convertible Preferred. The Series A Convertible Preferred, including accrued dividends, was converted into common shares at the conversion price of $6.69 per share.

     On May 28, 1998, the Company issued 10,000 shares of Series B Convertible Preferred Stock, $0.10 par value per share ("Series B Convertible Preferred"), for an aggregate purchase price of $10 million. The Series B Convertible Preferred accrues dividends at a rate of 5% per annum, payable quarterly, at the Company's option, in cash or additional shares of Series B Convertible Preferred. In addition, the Company issued warrants to purchase 200,000 shares of the Company's Common Stock at $13.75 and warrants to purchase 50,000 shares of the Company's Common Stock at $11.00, all of which expire on May 28, 2002.

     Each share of Series B Convertible Preferred is convertible, at the option of the holder, into the number of shares of common stock as determined by multiplying the stated value of the Series B Convertible Preferred by 5% per annum, subtracting any dividends paid, and dividing such difference by the conversion price. The stated value of the Series B Convertible Preferred is $1,000 per share. Prior to the ninth month anniversary of the issuance of the Series B Convertible Preferred, the conversion price is $13.20. After the ninth month anniversary, the conversion price is the lower of $13.20 (subject to an escalation provision pending certain market conditions surrounding the nine month anniversary) or a five day average market price within a 20-day trading period prior to the conversion. Pursuant to the Company's Certificate of Incorporation, as amended, the holders of the Series B Convertible Preferred may only convert their outstanding shares of Series B Convertible Preferred into an aggregate amount of Common Stock that does not exceed 19.99% of the outstanding Common Stock of the Company. Any excess shares of Common Stock that are issuable upon conversion of outstanding Series B Convertible Preferred that exceed this 19.99% limitation are subject to mandatory redemption at the option of the holder of the Series B Convertible Preferred, unless the Company either obtains shareholder approval for the additional conversions, or the Company receives permission to allow such issuances from the American Stock Exchange. All outstanding shares of Series B Convertible Preferred, subject to the aforementioned restrictions, automatically convert to Common Stock on May 28, 2001.

         Holders of Series B Convertible Preferred do not have voting rights, except for certain protective provisions relating to changes in the rights of holders of Series B Convertible Preferred. The Series B Convertible Preferred ranks senior to the Company's Common Stock, and pari passu with the Series A Convertible Preferred, as to dividends, distributions and distribution of assets upon liquidation, dissolution or winding up of the Company. The Series B Convertible Preferred is subject to redemption upon certain circumstances, including the Company's (i) failure to convert the Series B Convertible Preferred when required (ii) failure to fulfill obligations under that certain Registration Rights Agreement among the Company and holders of the Series B Convertible Preferred, and (iii) suspension of the Common Stock from trading on the American Stock Exchange. The Company shall have the right to redeem the Series B Convertible Preferred on or after November 28, 1998 at a price equal to the greater of 120% of the stated value or the market price multiplied by the number of shares of Common Stock into which the Series B Convertible Preferred can be converted.


4.   Stock Options and Warrants

     Outstanding options and warrants to purchase shares of Common Stock at June 30, 1998 were as follows (in thousands, except price per option data):

         Outstanding at September 30, 1997                        1,435
              Granted at exercise prices ranging
                from $4.85 to $13.75 per share                    1,510
              Canceled                                              (61)
              Exercised at exercise prices ranging
                from $1.75 to $8.25 per share                      (556)
         Outstanding at June 30, 1998                             2,328
                                                                =======


5.   Earnings (Loss) per Share

     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," in the quarter ended December 31, 1997. SFAS 128 requires the computation of basic and diluted earnings per share. Basic earnings
(loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding and the dilutive common stock equivalents (using the treasury stock method for warrants and options). The computation of earnings (loss) per share for continuing operations includes the effect of preferred dividends. Summarized below is the reconciliation of basic and diluted earnings (loss) per common share for the three months and the nine months ended June 30, 1998 and 1997 (in thousands except per common share amounts):

                                                For the Three Months Ended            For the Nine Months Ended
                                                --------------------------          -----------------------------
                                               Net Income         Per Share          Net Income           Per Share
                                                 (Loss)   Shares    Amount             (Loss)     Shares   Amount
                                                 ------   ------    ------             ------     ------   ------
June 30, 1998:
   Basic loss                                  $ (3,142)   7,502    $(0.42)          $ (6,796)     7,144   $(0.95)
     Effect of outstanding securities (a) -
       Warrants and options                          -        -                            -          -
       Convertible debt                              -        -                            -          -
       Convertible preferred stock                   -        -                            -          -
                                               --------    -----                     --------      -----
   Diluted loss                                $ (3,142)   7,502    $(0.42)          $ (6,796)     7,144   $(0.95)
                                               --------    -----                     --------      -----

June 30, 1997:
   Basic earnings (loss)                      $    (128)   6,592    $(0.02)         $     411      6,575   $ 0.06
     Effect of outstanding securities (b) -
       Warrants and options                          -        -                            -         319
       Convertible debt                              -        -                            -          -
       Convertible preferred stock                   -        -                            -          -
                                               --------    -----                     --------      -----
   Diluted earnings (loss)                    $    (128)   6,592    $(0.02)          $    411      6,894   $ 0.06
                                               --------    -----                     --------      -----

     (a) As the Company had a net loss, the outstanding securities were antidilutive.

     (b)  The remaining outstanding securities were antidilutive.

6.   Subsequent Event

     On July 3, 1998, the Company pledged $800,000 as collateral on a Letter of Credit relating to certain leased office space. This amount will be classified as restricted cash in subsequent balance sheet presentations.

     On July 27, 1998, the Board of Directors of the Company approved a plan to offer for sale its telecommunications segment. Accordingly, operating results have been reclassified and reported in discontinued operations. The Company is in the process of negotiating the sale of these operations and expects that the sale will be completed within a twelve month period. Management does not anticipate a loss on the sale and intends to use sale proceeds to reduce outstanding indebtedness and provide additional working capital.

     Operating results of discontinued telecommunications segment are as follows (in thousands):


                            Three Months Ended             Nine Months Ended
                                 June 30,                       June 30,
                            1998           1997           1998            1997
                         --------       --------        --------       --------
  Revenues               $  4,425       $  3,631        $ 12,817       $ 13,248
  Net income (loss)      $    253       $    (67)       $    368       $    360


     Assets and liabilities of the discontinued telecommunications segment are as follows:

                                                   June 30,       Sept. 30,
                                                     1998           1997
                                                  ---------       ---------
   Current assets:
     Cash                                         $       -      $        -
     Accounts receivable, net                         2,455           1,848
     Inventories                                      2,197           2,984
     Prepaid expenses                                   143             154
                                                  ---------       ---------
                                                      4,795           4,986
                                                  ---------       ---------

     Property, plant and equipment, net                 402             529
     Goodwill, net                                    1,687           1,759
     Other noncurrent assets                            132             217
                                                  ---------       ---------
                                                  $   7,016       $   7,491
                                                  =========       =========


   Current liabilities:
     Accounts payable                             $   2,184       $   2,295
     Current portion, long term debt                     31             328
     Current portion, capital
       lease obligation                                  23              23
     Deferred revenue                                   600           1,336
                                                  ---------       ---------
                                                      2,838           3,982
                                                  ---------       ---------

   Long-term debt, net of current portion                 -              20
   Capital lease obligation,
       net of current portion                            35              54
                                                  ---------       ---------
                                                  $   2,873       $   4,056
                                                  =========       =========

   Net assets associated with
       discontinued operations                    $   4,143       $   3,435
                                                  =========       =========

     The financial statements have been restated for the effects of the discontinued operations of the telecommunications segment.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results of SoftNet Systems, Inc. and its subsidiaries could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 1998, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Quarterly Report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates",
"expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause the Company's actual results for fiscal 1998 and beyond to differ materially from past results and those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, the following: limited operating history; lack of profitable operations; fluctuations in quarterly results; lack of backlog; rapid technological change; dependence on new products; dependence on the Internet; ability to expand the Internet business; risks associated with acquisitions; and competition. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company's fiscal year ends September 30 and the third quarter of the fiscal year ends June 30. "Fiscal 1998" refers to the twelve months ending September 30, 1998 with similar references to other twelve month periods ending September 30.

Results of operations for the Third Quarter of Fiscal 1998 as compared to the same period in Fiscal 1997

Consolidated net sales decreased $1.9 million (or 34.2%) for the three months ended June 30, 1998, as compared to the same period in 1997. Sales in the document management segment decreased $2.1 million (or 39.1%), as compared to the same period in 1997, primarily as a result of a decrease in the sale of computer output microfiche equipment ("COM") and associated spare parts. Sales in the Internet segment increased $194,000 (or 99.5%), as compared to the same period in 1997, primarily due to an increase in sales for the segment's cable services. The Company formally introduced these cable services to the market in the third quarter of fiscal 1997.

Consolidated gross profit decreased $1.7 million in the three months ended June 30, 1998, with profit margins decreasing to 23.9% from 46.5% for the same period in 1997. The percentage decrease is primarily related to the decrease in the document management segment's COM sales Profit margins in the document management segment decreased for the three months ended June 30, 1998 to 33.5% from 49.0% for the same period in 1997. Gross profit decreased $214,000 in the Internet segment for the three months ended June 30, 1998, primarily as a result of the expansion of the segment's technical and customer support infrastructure related to the segment's cable service offering. In addition, certain web development expenses have been reclassed entirely to cost of goods sold. Similar web development expenses in prior year presentations have not been reclassified, due to immateriality.

Operating expenses (selling, engineering, general and administrative) increased $1.6 million to $3.6 million for the three months ended June 30, 1998 from $2.0 million for the same period in 1997. The increase in operating expenses is primarily the result of an increase in the administrative, sales and marketing efforts of the Company's Internet segment associated with the segment's cable service offering. Operating expenses increased $1.3 million for the Internet segment for the three months ended June 30, 1998, as compared to the same period in 1997.

Consolidated interest expense increased $47,000 (or 17.2%) to $319,000 for the three months ended June 30, 1998 as compared to $272,000 for the same period in 1997. Other income increased $124,000 to $41,000 for the three months ended June 30, 1998, as compared to an expense of $83,000 for the same period in 1997. This increase is primarily the result of the interest income generated by the document management segment's price per fiche, customer leasing alternative.

The Company made no provision for income taxes for the three months ended June 30, 1998, as a result of the Company's net operating loss carry-forward.

The Company recognized income from operations with respect to its discontinued telecommunications segment of $253,000 for the three months ended June 30, 1998, as compared to a loss from operations of $67,000 for the same period in 1997.

For the third quarter of fiscal 1998, the Company had a net loss applicable to common shares of $3.1 million, or a basic loss per common share of $0.42, as compared to a net loss of $128,000, or a basic loss per common share of $0.02 for the same period in fiscal 1997.

Results of operations for the first Nine Months of Fiscal 1998 as compared to the same period in Fiscal 1997

Consolidated net sales decreased $6.0 million (or 35.6%) for the nine months ended June 30, 1998, as compared to the same period in 1997. Sales in the document management segment decreased $6.1 million (or 38.4%), primarily as a result of a decrease in COM sales. COM sales decreased $4.0 million for the nine months ended June 30, 1998, as compared to the same period in 1997. Decreases in the segment's spare part sales and other ancillary products and services accounted for the remaining shortfall. Sales in the Internet segment increased $161,000 (or 19.7%) for the nine months ended June 30, 1998, as compared to the same period in 1997. Sales related to the segment's cable services increased approximately $350,000 for the nine months ended June 30 , 1998, as compared to the same period in 1997, offsetting a decrease in the segment's one-time miscellaneous sales. The Company formally introduced its cable services to the market in the third quarter of fiscal 1997.


Consolidated gross profit decreased $4.7 million in the nine months ended June 30, 1998, with profit margins decreasing to 26.2% from 45.1% for the same period in 1997. The percentage decrease is primarily related to the decrease in the document management segment's COM sales Profit margins in the document management segment decreased for the nine months ended June 30, 1998 to 32.0% from 46.5% for the same period in 1997. Gross profits decreased $4.3 million in the document management segment in the nine months ended June 30, 1998, as compared to the same period in 1997. Gross profit decreased $451,000 in the Internet segment for the nine months ended June 30, 1998, primarily as a result of the expansion of the segment's technical and customer support infrastructure related to the segment's cable service offering. In addition, certain web development expenses have been reclassed entirely to cost of goods sold. Similar web development expenses in prior year presentations have not been reclassified, due to immateriality.

Operating expenses (selling, engineering, general and administrative) increased $2.4 million to $8.2 million for the nine months ended June 30, 1998, from $5.8 million for the same period in 1997. The increase in operating expenses is partially the result of the consolidation and relocation of the Chicago based operations to the Company's existing headquarters in Mountain View, California. These activities resulted in the one time write-off of leasehold improvements and moving expenses of $240,000. In addition, operating expenses increased in the Internet segment by over $1.9 million for the nine months ended June 30, 1998, primarily as the result of an increase in the segment's administrative, sales and marketing efforts associated with the segment's cable service offering.

Consolidated interest expense increased $89,000 (or 10.8%) to $915,000 for the nine months ended June 30, 1998, as compared to $826,000 for the same period in 1997. Other income increased $208,000 to $211,000 for the nine months ended June 30, 1998. This increase is primarily the result of the interest income generated by the document management segment's price per fiche, customer leasing alternative.

The Company made no provision for income taxes for the nine months ended June 30, 1998, as a result of the Company's net operating loss carry-forward.

The Company recognized income from operations with respect to its discontinued telecommunications segment of $368,000 for the nine months ended June 30, 1998, as compared to income from operations of $360,000 for the same period in 1997.

For the first nine months of fiscal 1998, the Company had a net loss applicable to common shares of $6.8 million, or a basic loss per share of $0.95, as compared to net income of $411,000, or basic earnings per share of $0.06 for the same period in fiscal 1997.


Liquidity and Capital Resources

At June 30, 1998, the Company's current ratio was 2.04 to 1 with working capital of $9.0 million. This compares with a current ratio of 1.05 to 1 and working capital of $298,000 at September 30, 1997.

For the first nine months of fiscal 1998, cash flows used in operating activities of continuing operations were $2.2 million, as compared to cash flows provided by operating activities of continuing operations of $1.6 million for the same period in fiscal 1997. The Company used $2.1 million in investing activities of continuing operations during the first nine months ended June 30, 1998, as compared to $784,000 used in the same period of 1997. This $1.3 million increase in cash used in investing activities is primarily the result of the acquisition of certain property and equipment used by the Company's Internet segment to build up the infrastructure for its cable service offering. Cash flows provided by financing activities were $15.5 million for the first nine months of fiscal 1998, as compared to $262,000 for the same period in fiscal 1997.

On December 31, 1997, the Company sold 5,000 shares of Series A Convertible Preferred Stock and warrants to purchase 150,000 shares of Common Stock for $5 million. On January 2, 1998, the net proceeds of this sale of $4.6 million were used to reduce the balance of the Company's revolving credit note. On May 28, 1998, the Company sold 10,000 shares of Series B Convertible Preferred Stock and warrants to purchase 200,000 shares of Common Stock for $10 million (See Note 3 of Notes to Condensed Consolidated Financial Statements). The Company has extended the maturity of its revolving credit note, which has a maximum borrowing capacity of $9.5 million, through July 15, 1999.

The Company expects to be able to finance its working capital requirements and capital expenditures for its document management segment from its operating income and existing line-of-credit facilities for the fiscal year ending September 30, 1998. However, the Company believes it will need to raise substantial additional capital to fund the Company's aggregate capital expenditures and working capital requirements, including operating losses, associated with achieving its market penetration objectives with respect to the operations of its Internet segment. The Company's future cash requirements for its business plan expansion will depend on a number of factors including (i) the number of cable affiliate contracts, (ii) cable modem and associated costs of equipment, (iii) the rate at which subscribers purchase the Company's Internet service offering and (iv) the level of marketing required to acquire and retain subscribers and to attain a competitive position in the marketplace. In addition, the Company may wish to selectively pursue possible acquisitions of businesses, technologies, content or products complementary to those of the Company in the future in order to expand its Internet presence and achieve operating efficiencies. The Company may seek to obtain additional funding through the sale of public or private debt and/or equity securities or through a bank credit facility. There can be no assurance as to the availability or terms upon which such financing might be available.

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

The Company is currently in the process of evaluating the potential impact of the Year 2000 issue on its business and the related expenses that could likely be incurred in attempting to remedy such impact (including testing and implementation of remedial action). Management's current estimate is that the costs associated with the Year 2000 issue should not have a material adverse affect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not sure that it has fully identified such impact or that it can resolve it without disruption of its business and without incurring significant expenses. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts, such as cable affiliates, vendors and suppliers.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.


         On December  31,  1997,  the Company  issued  5,000  shares of Series A
         Convertible  Preferred,  $0.10 par  value,  and  warrants  to  purchase
         150,000 shares of Common Stock, exercisable at $7.95 per share and expiring on December 31, 2001, to RGC International Investors, LDC, for an aggregate purchase price of $5 million. The sale of the Series A Convertible Preferred and the warrants was arranged by Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group, which received a fee of $250,000 plus warrants to purchase 20,000 shares of Common Stock, exercisable at $6.625 per share and expiring on December 31, 2000. (See Note 3 of Notes to Condensed Consolidated Financial Statements).

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

         On May 28, 1998, the Company issued 9,000 shares of Series B Convertible Preferred, $0.10 par value, and warrants to purchase 180,000 shares of Common Stock, exercisable at $13.75 per share and expiring on May 28, 2002, to RGC International Investors, LDC, and 1,000 shares of Series B Convertible Preferred, $0.10 par value, and warrants to purchase 20,000 shares of Common Stock, exercisable at $13.75 per share and expiring on May 28, 2002, to Shoreline Associates I, LLC for an aggregate purchase price of $10 million. The sale of the Series B Convertible Preferred and the warrants was arranged by Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group, which received a fee of $500,000 plus warrants to purchase 50,000 shares of Common Stock, exercisable at $11.00 per share and expiring on May 28, 2002. (See Note 3 of Notes to Condensed Consolidated Financial Statements).

         During the quarter ended June 30, 1998, the Company issued a combined total of 299,946 shares of Common Stock, pursuant to the conversion of 2,000 shares of the Company's outstanding Series A Convertible Preferred. The Series A Convertible Preferred, including accrued dividends, was converted into common shares at the conversion price of $6.69 per share. These shares were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

         In addition, during the quarter ended June 30, 1998, the Company issued a combined total of 120,148 shares of Common Stock pursuant to the conversion of $811,000 of convertible debt by two separate holders of the Company's 9% convertible subordinated notes due September 15, 2000. These 9% notes have a conversion price of $6.75 per share. In addition, the Company issued 5,000 shares of Common Stock to the single holder of the Company's 9% convertible subordinated notes due December 31, 1998, pursuant to the conversion of the remaining $25,000 of this convertible debt. These 9% notes had a conversion price of $5.00 per share. These shares were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

         Also during the quarter ended June 30, 1998, the Company issued a combined total of 317,937 shares of Common Stock to nine separate warrant holders, upon the exercise of outstanding warrants (exercise prices ranging from $1.75 - $7.875 per share). These shares were issued in a nonpublic offering pursuant to transactions exempt under Section 3(a)(9) of the Securities Act of 1933, as amended. Additionally, the Company issued a combined total of 111,943 shares of Common Stock to five separate individuals, upon the exercise of outstanding employee stock options (exercise price of $4.94 per share).

Item 3.  Defaults upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.

         On June 19, 1998, the Company filed a Form S-3 Registration Statement under the Securities Act of 1933 registering the resale of up to 2,495,309 shares of the Company's Common Stock, previously issued or issuable upon the exercise of outstanding stock purchase warrants, the conversion of the Company's 5% Convertible Subordinated Debenture due September 30, 2002 and the conversion of the Company's Series B
         Convertible   Preferred  Stock  (See  Note  3  of  Notes  to  Condensed
         Consolidated Financial Statements). This registration was declared effective on July 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit  10.1  -  Letter  confirming  employment  of  Dr.  Lawrence  B.
                           Brilliant, dated April 7, 1998

         Exhibit 27     -  Financial Data Schedule

     (b) Reports on Form 8-K

         On April 24, 1998, the Company filed a Form 8-K reporting the resignation of Mr. A.J.R. Oosthuizen as President, CEO and as a Director of the Company, effective as of April 4, 1998.

         On June 1, 1998, the Company filed a Form 8-K reporting the designation and issuance of 10,000 shares of Series B Convertible Preferred Stock (See Note 3 of Notes to Condensed Consolidated Financial Statements).

         On July 28, 1998, the Company filed a Form 8-K reporting both the adoption of a Cable Affiliates Incentive Program and the Board of Director's decision to account for the Company's Telecommunications Division as a discontinued operation.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SOFTNET SYSTEMS, INC.



                                             /s/ Garrett J. Girvan
                                             -------------------------------
                                             Garrett J. Girvan
                                             Chief Operating Officer and
                                                     Chief Financial Officer


                                             /s/ Mark A. Phillips
                                             -------------------------------
                                             Mark A. Phillips
                                             Principal Accounting Officer


Dated:  August 14, 1998