Form 10-Q/A
period 1998-06-30
SOFTNET SYSTEMS INC
filed 1998-09-11
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 1998 and 1997
                                 (In thousands)
                                   (Unaudited)

                                                               1998        1997
                                                           --------    --------
Cash flows from operating activities:
   Net income (loss)                                       $ (6,648)   $    411
     Adjustments to reconcile net income (loss)
       to net cash used in
       operating activities:
         Income from discontinued operations                   (368)       (360)
         Depreciation and amortization                        1,504       1,315
         Provision for bad debts                                190        --
         Gain on disposition of net assets                     --           (77)
     Changes in operating assets and liabilities:
       Receivables                                              589      (2,224)
       Inventories                                             (285)      1,108
       Prepaid expenses                                         (27)        155
       Accounts payable and accrued expenses                  1,896         411
       Deferred revenue                                         200          94
                                                           --------    --------
Net cash provided by (used in)operating activities
       of continuing operations                              (2,949)        833
                                                           --------    --------
Net cash used in operating activities
       of discontinued operations                              (300)       (392)
                                                           --------    --------

Cash flows from investing activities:
   Purchase of property and equipment                        (2,028)       (174)
   Additions to capitalized product design                     --          (610)
   Other                                                        (90)       --
                                                           --------    --------
Net cash used in investing activities
    of continuing operations                                 (2,118)       (784)
                                                           --------    --------
Net cash used in investing activities
    of discontinued operations                                  (72)        (62)
                                                           --------    --------
Cash flows from financing activities:
   Repayment of long-term debt                               (1,086)        (76)
   Borrowings under revolving credit note                     8,647       7,973
   Payments under revolving credit note                      (9,111)     (8,284)
   Proceeds from issuance of long-term debt                     359         737
   Proceeds from sale of preferred stock                     14,100        --
   Proceeds from exercise of warrants and options             2,721        --
   Capitalized lease obligations paid                           (91)        (88)
                                                           --------    --------
Net cash provided by financing activities
    of continuing operations                                 15,539         262
                                                           --------    --------
Net cash used in financing activities
    of discontinued operations                                 (319)       (268)
                                                           --------    --------
Increase (decrease) in cash                                   9,781        (411)
Cash, beginning of period                                        37         426
                                                           --------    --------
Cash, end of period                                        $  9,818    $     15
                                                           ========    ========
Cash paid during the period for:
    Interest                                               $  1,029    $    744
    Income taxes                                               --          --

Supplemental non-cash transactions
    Convertible debt issued for
       acquisition of equipment leases                     $  1,444    $   --
    Common stock issued for the conversion
       of subordinated notes                                  1,046         381
    Common stock issued for the conversion
       of preferred stock                                     2,000        --
    Common stock issued as dividends on preferred stock           6        --
    Preferred stock issued as dividends on preferred stock       62        --
    Note received in sale of net assets                         110        --
    Equipment acquired by capital lease                         326        --

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
                                                                =======


5.   Earnings (Loss) per Share

     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," in the quarter ended December 31, 1997. SFAS 128 requires the computation of basic and diluted earnings per share. Basic earnings
(loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding and the dilutive common stock equivalents (using the treasury stock method for warrants and options). The computation of basic and diluted earnings per share for continuing operations includes the effects of preferred dividends. Summarized below is the reconciliation of basic and diluted earnings (loss) per common share for the three months and the nine months ended June 30, 1998 and 1997 (in thousands except per common share amounts):

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

Consolidated gross profit decreased $1.7 million in the three months ended June 30, 1998, with profit margins decreasing to 23.9% from 46.5% for the same period in 1997. The percentage decrease is primarily related to the decrease in the document management segment's COM sales. Profit margins in the document management segment decreased for the three months ended June 30, 1998 to 33.5% from 49.0% for the same period in 1997. Gross profit decreased $214,000 in the Internet segment for the three months ended June 30, 1998, primarily as a result of the expansion of the segment's technical and customer support infrastructure related to the segment's cable service offering. In addition, certain web development expenses have been reclassed entirely to cost of goods sold. Similar web development expenses in prior year presentations have not been reclassified, due to immateriality.

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

Consolidated gross profit decreased $4.7 million in the nine months ended June 30, 1998, with profit margins decreasing to 26.2% from 45.1% for the same period in 1997. The percentage decrease is primarily related to the decrease in the document management segment's COM sales. Profit margins in the document management segment decreased for the nine months ended June 30, 1998 to 32.0% from 46.5% for the same period in 1997. Gross profits decreased $4.3 million in the document management segment in the nine months ended June 30, 1998, as compared to the same period in 1997. Gross profit decreased $451,000 in the Internet segment for the nine months ended June 30, 1998, primarily as a result of the expansion of the segment's technical and customer support infrastructure related to the segment's cable service offering. In addition, certain web development expenses have been reclassed entirely to cost of goods sold. Similar web development expenses in prior year presentations have not been reclassified, due to immateriality.

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

For the first nine months of fiscal 1998, cash flows used in operating activities of continuing operations were $2.9 million, as compared to cash flows provided by operating activities of continuing operations of $833,000 for the same period in fiscal 1997. The Company used $2.1 million in investing activities of continuing operations during the first nine months ended June 30, 1998, as compared to $784,000 used in the same period of 1997. This $1.3 million increase in cash used in investing activities is primarily the result of the acquisition of certain property and equipment used by the Company's Internet segment to build up the infrastructure for its cable service offering. Cash flows provided by financing activities were $15.5 million for the first nine months of fiscal 1998, as compared to $262,000 for the same period in fiscal 1997.

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


Dated:  September 11, 1998