Form 10-K
period 1998-09-30
SOFTNET SYSTEMS INC
filed 1999-01-13
CIK 97196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998.

                                      OR

[   ]     Transition  Report  under  Section  13 or 15(d)  of the  Securities
          Exchange Act of 1934.
                           Commission File No.: 1-5270

                              SOFTNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              New York                                 11-1817252
   --------------------------------        ---------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

   520 Logue Avenue, Mountain View, California               94043
  ---------------------------------------------          --------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (650) 962-7470

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
   Title of each class                              on which registered
  ---------------------                         ---------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1998 was approximately $130.3 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at December 31, 1998
--------------------------------------      -----------------------------------
Common stock, $.01 per share par value                     8,631,087


Documents Incorporated by Reference:

Proxy Statement for registrant's 1999 Annual Meeting of Shareholders (Part III)

                                     PART I

Item 1.  Business

     Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks discussed under the caption "Risk Factors."

     The Company is in the process of implementing a new strategy emphasizing its Internet services business (the "ISP Channel"). Currently, the Company owns three businesses: its telecommunications business, its document management business and its Internet service business. Each business operates through a wholly owned subsidiary of the Company. As part of its new focus, the Company has signed separate letters of intent to sell its telecommunications business, Kansas Communications, Inc. ("KCI") and its document management business, Micrographic Technology Corporation ("MTC"). The Company is now accounting for KCI as a discontinued operation. Because the sale of MTC remains subject to shareholder approval, the Company is accounting for MTC as a continuing business rather than a discontinued operation. The sale of MTC and KCI is intended to enable the Company to aggressively expand its ISP Channel. See "Business --Micrographic Technology Corporation."

     On November 22, 1998, the Company announced its intention to purchase Intelligent Communications Incorporated ("Intellicom"), the former Xerox Skyway Network. This acquisition is expected to be completed by June 30, 1999. Intellicom has a proprietary two-way satellite technology that can be used to provide Internet access while bypassing the often expensive telephony costs involved in connecting to the Internet. The Company believes that integrating this new technology into its existing business plan will allow the Company to cost effectively provide its ISP Channel service to smaller cable systems in more remote areas as well as to certain other markets including multiple dwelling units ("MDU's"), hotels, hospitals, and schools, thereby decreasing the Company's cost basis and increasing the Company's potential market size. See "Business -- Intelligent Communications, Inc."

     In connection with its increased emphasis on cable-based Internet services, the Company has built a highly experienced management team to grow its Internet business, including President and Chief Executive Officer, Dr. Lawrence B. Brilliant (co-founder of The Well, one of the first on-line communities); Chief Operating Officer, Garrett J. Girvan (former Chief Operating Officer and Chief Financial Officer of Viacom Cable); Chief Financial Officer, Douglas S. Sinclair (formerly Chief Financial Officer of Silicon Valley Networks, Inc.); Director and President of ISP Channel, Ian B. Aaron (former Director of Marketing, Sales and Product Development of GTE Business Communications); Vice President and General Counsel, Steven M. Harris (formerly Vice President, Broadband Services, Pacific Telesis Group); Chief Marketing Officer, Kevin Gavin (formerly Regional Vice President of Teligent, Inc.); Director, Edward A. Bennett (former President of Prodigy Services, President and Chief Executive Officer of VH-1 Networks and Chief Operating Officer of Viacom Cable); and Director, Sean P. Doherty (former Chief Operating Officer of At Home Corporation ("@Home")). In addition, the Company has recruited a number of key employees and consultants with significant industry experience, including Atam Lalchandani (former Chief Financial Officer of @Home) and Howard Rheingold (author of Virtual Communities).

     The Company's current principal executive office is located at 520 Logue Avenue, Mountain View, California 94043. To reduce its future rent costs per square foot, the Company has signed a lease at 650 Townsend Street, San Francisco, California 94103, and it intends to move its principal executive offices and ISP Channel to this location in the first calendar quarter of 1999.

                                   ISP Channel

     The Company seeks to become the dominant cable-based provider of high-speed Internet access and other Internet-related services to homes and businesses in the franchise areas of those cable systems unaffiliated with the six largest U.S. cable operators and certain other smaller systems. The Company estimates that its target market comprises over 2,600 systems passing approximately 22 million U.S. homes. As of December 31, 1998, the Company has contracts with cable operators representing approximately 1.4 million homes passed. In addition, the Company plans to target certain other markets including MDUs, hotels, hospitals and schools, which will significantly increase the size of the Company's market. The Company's Internet service, which is marketed using the brand name "ISP Channel," provides residential and business subscribers access to the Internet over the existing cable television infrastructure at speeds up to 1.5 megabits per second ("Mbps"). This increased speed means that the required download time for a 10 megabyte file is less than a minute and allows subscribers to benefit from sophisticated multimedia applications and programming. The ISP Channel also offers an intuitive user interface provided through a co-branding agreement with Excite, Inc. ("Excite"), and local information, news and entertainment customized for each community served.


Services

     High-Speed Internet Access.

     The Company's ISP Channel offering utilizes the cable television infrastructure and the Company's network and content technologies to provide a rapidly deployable, relatively inexpensive method of access to the Internet for residential and business subscribers at speeds up to 1.5 Mbps. The ISP Channel service enables subscribers to experience graphically rich, interactive, and multimedia applications thereby improving the Internet experience. As of December 31, 1998, the Company had contracts for its ISP Channel service with 28 cable operators, including Galaxy Telecom L.P. ("Galaxy"), Cable Communications Co-op of Palo Alto ("Palo Alto Cable Co-op") and Advanced Cable Communications, Inc. (dba Coral Springs Cable TV, "Coral Springs Cable"), representing 119 cable systems and approximately 1.4 million homes passed. Nineteen of these systems, representing over 216,000 homes passed, have been equipped and have begun offering the Company's services, in most cases during the past three months. In addition, the Company has non-binding letters of intent with 10 cable operators, including 39 systems, representing approximately 359,000 homes passed. As of December 31, 1998, the Company had approximately 1,250 residential and business subscribers to its ISP Channel service, plus approximately 500 customer orders in backlog. The Company also provides non-cable based dial-up and dedicated Internet access to approximately 1,100 residential and business subscribers. For areas where two-way cable is not yet available, the Company deploys a telephone return solution, which uses the cable infrastructure for high-speed downstream transmission and telephone dial-up access for upstream transmission. To use the ISP Channel via cable modem, residential and business subscribers need a personal computer with at least a 66 MHz, 486 or equivalent microprocessor and 16 megabytes of main memory. When compatible set-top boxes become widely available, the Company plans to deliver its high-speed Internet access through televisions.

     Residential. All ISP Channel subscribers are provided an e-mail address, roaming services, access to unique newsgroups and chat services and personal Web space as part of their monthly fee. Additionally, the Company provides a co-branded "cable affiliate/ISP Channel/Excite" default home page that allows each subscriber to personalize his or her portal to the Internet. Monthly service charges are currently as low as $39 for flat rate residential service, with installation charges of approximately $99. The retail price of cable modems currently ranges from $179 to $349.

     Business. The Company's business solutions include Internet and intranet services over existing cable infrastructure and traditional telephone data lines when necessary. The Company provides its cable affiliates the ability to offer local telecommuters, SOHO subscribers and business customers a comprehensive selection of Internet and corporate local area network ("LAN") access for employees in the office, and virtual private network ("VPN") and remote local area network ("RLAN") applications, which extend corporate network access to remote employees and external organizations, including business partners, suppliers and customers. The Company's future business services are expected to include on-line software distribution, secure high-speed data storage facilities, international roaming services and office-to-office IP telephony. Prices vary significantly depending on functionality and speed.

     On-line Services.

     The Company's content and programming services enhance the subscriber's on-line experience by aggregating local and national content through a national co-branding agreement with Excite. The Company's network architecture and local cable headend caching and collaborative server functionality facilitate the distribution of multimedia applications, including multi-player games, video conferencing and multicast video applications, as well as local and national advertising.

     National Content Aggregation. The Company has entered into a joint venture with Excite to provide co-branded ISP Channel/Excite content aggregation, directory and search services. The co-branded content incorporates a custom on-line presence for the cable affiliate, including on-line cable schedules, pay-per-view and, in the future, bill payment options. Personalization also allows a subscriber to use the co-branded ISP Channel/Excite "push" technology to create a customized default page incorporating the subscriber's interests, including local and national news, weather, sports, stock portfolio, horoscope, local city information and hundreds of other selections. In addition, the co-branded "cable affiliate/ISP Channel/Excite" user interface provides a simplified, intuitive navigation tool for the subscriber.

     Local On-line Communities. The Company plans to develop and deploy local on-line communities that target the interests of local residents, including civic, commercial and education issues. The on-line communities provide a graphical directory of local services, including shops, restaurants and events currently not focused on by national, regional or city-wide content aggregation services. As part of the local content strategy, the Company is developing local on-line community conferencing forums under the name "LOCALE" to expand local interests. Local on-line community conferencing forums include an on-line PTA to foster better communications between parents and teachers and an online town hall to provide residents a more timely method to communicate with city officials. The Company also provides subscribers the ability for subscribers to create their own online conferencing forums.

     Video Conferencing and Collaborative Computing. Each of the Company's local cable affiliate collaborative servers facilitates high-speed desktop video conferencing (15-30 frames per second) and collaborative computing not feasible using traditional Internet dial-up access methods. The local collaborative server allows users to work on documents over the network while engaged in voice and videoconferences. The Company provides an intuitive user interface that is integrated into the browser to facilitate "single-click" conferencing to individuals or groups.

     Web Hosting Services. The Company provides a full complement of Web hosting and server collocation. The Company's Virtual Merchant hosting service allows businesses to create an online storefront using available software and receive orders over the Internet in a matter of hours. Cost-effective Web hosting packages target small business and are deployed in 24 to 48 hours. Commercial extranet applications allow a business to let their customers or vendors access their LANs using cable modems or dial-up facilities. Monthly charges for Web hosting and collocation range from $25 to $1,500 per month depending on bandwidth usage, number of inquiries (or "hits") per month and scripting and database requirements.

     Local and National Advertising. Through its cable affiliates, the Company plans to offer the ability to bundle local Internet banner and multimedia advertising with the existing cable video advertising sales efforts. Through the Company's network architecture, local and national advertising content will be stored in the Network Operating Center ("NOC") and replicated at the local cable affiliate headend to enhance performance. The Company's network architecture utilizes multicast routing to enable the efficient distribution of Internet-based advertising, and video and audio content services from content providers and the NOC to many ISP Channel subscribers simultaneously.

     Development of New Services. As the Internet continues to evolve and encompass additional applications, the Company plans to develop new products and services targeted to this marketplace for the future. Such products and services may include set-top box applications, Internet based telephony services (sometimes called IP telephony), enhancements to the ISP Channel/Excite portal and improved on-line communities.

Network Architecture

     The Company's scalable, distributed network architecture links the high-bandwidth capacity of the local cable infrastructure with leased nationwide Internet backbone facilities from major telecommunications carriers, including MCI, MFS and Sprint. The Company has designed its network to move content closer to the subscriber (thereby increasing speed of access) and provide end-to-end network management. The Company's backbone vendors provide it with scalable Internet backbone capacity, and thereby enable the Company to respond quickly to increases in demand, avoiding the need to build and maintain a parallel Internet network.

     Network Operations Center. The Company's NOC, which includes a network of highly redundant servers, network management systems and broadband Internet access facilities, manages core subscriber services, such as e-mail, newsgroups, conferencing and chat facilities, and local content replication. The NOC provides nationwide provisioning for all subscriber services, whether the customer registers at the local cable affiliate's business office, via a cable affiliate personalized toll-free telephone number, or through an automated online provisioning system. The Company is in the process of building a new state-of-the-art facility to support the activities of a growing number of cable affiliates and provide the maximum service availability that consumers and commercial subscribers demand. To date, the Company has deployed one NOC in Mountain View, California and plans to deploy regional data centers ("RDCs") as justified by the geographic concentration of cable affiliates in order to reduce operating and capital expenditures and to provide a level of network redundancy.

     Local Content Replication. The Company's network architecture utilizes content replication technologies to enhance the speed at which content is delivered to subscribers and makes more efficient use of the cable affiliates' local headend Internet connectivity by moving the requested information closer to subscribers. By replicating frequently accessed content in storage servers located in each cable affiliate's headend, the Company delivers large multimedia files, including graphically rich Web pages and multimedia content, to numerous local cable modem subscribers without frequent re-transmission over the Internet.

     Total Network Management. The Company utilizes a network of dedicated servers to monitor connectivity and performance from the NOC to each online cable affiliate headend and its respective cable modem subscribers. In addition, the Company's NOC currently monitors over 250 independent routers and servers on the Internet, including major backbone providers, major Internet service providers ("ISPs"), frequently accessed Web sites, and major nationwide peering and routing facilities across the country. The NOC allows the Company to automatically reroute Internet traffic to maintain subscriber cable modem performance despite regional Internet congestion and backbone outages.

     Redundant Leased Backbone Facilities. The Company connects cable affiliate headends to the Internet via facilities leased from MCI, MFS, Sprint and others. By utilizing multiple providers, the Company can assure maximum network availability while enhancing the routing efficiency of cable modem subscribers' Internet requests. National network agreements allow the Company to provide scalable local connections to its cable affiliates. The Company's network architecture facilitates high performance, rapid cost-effective deployment independent of location and software scalability for responsive additions to network capacities.

     Cable Affiliate Headends. Affiliated cable system headends are connected to the Internet and in turn the NOC through the Company's leased backbone facilities. Each Internet connection utilizes a high performance router supporting speeds up to 45 Mbps, which can be upgraded to 155 Mbps as required. Currently, the Company is deploying headend equipment from 3Com and Com21. In addition, the Company purchases telephone access lines to support local dial-up Internet access services or dial-up return for one-way cable systems. The Company actively monitors its dial-up facilities and purchases additional lines as necessary to meet subscriber demand. The Company installs servers into the cable affiliate headend to support local caching, collaborative and IP telephony functions. Local collaborative servers facilitate desktop video conferencing and collaborative document sharing. The Company has been evaluating technology from several IP telephony vendors and plans to deploy IP telephony servers to facilitate IP telephony services through the Company's network.

     Cable Modems and Television Set-Top Boxes. Residential subscribers can connect to the Internet over the local cable infrastructure using a cable modem and, in the future will be able to connect via an integrated television set-top box. In the case of cable modems, the coaxial cable is connected to the cable modem and the cable modem is connected to an Ethernet card installed in a subscriber's PC. Internal cable modem PC cards do not require the Ethernet card installation. In the case of television based high-speed Internet access, the coaxial cable is attached directly to the set-top box. The Company currently provides a custom installation CD that allows a cable modem subscriber to choose either Microsoft Internet Explorer or Netscape Navigator, along with a selection of popular utility programs. The Company currently uses cable modems manufactured by 3Com and Com21.

Sales and Marketing

     To Cable Operators.

     The Company markets its services through the establishment of exclusive relationships with cable operators whose systems are primarily located in secondary and tertiary markets and bedroom communities of major DMAs. The Company uses its seven person sales force with offices in Atlanta, Georgia,

Bethesda, Maryland, Chicago, Illinois, Denver, Colorado and Los Angeles and Mountain View, California to market the ISP Channel. This sales force targets the corporate offices of national and regional multiple system operators ("MSOs"). The sales force employs a team-selling approach targeting key management, marketing and engineering personnel within each cable system. The Company participates in three national industry trade shows, the Atlantic, NCTA and Western, in addition to 17 state-sponsored local cable industry trade shows.

     The Company began offering telephone-based Internet services in June 1996 and cable-based Internet services in the fourth quarter of fiscal 1997. As of December 31, 1998, the Company had contracts for its ISP Channel service with 28 cable operators, including Galaxy, Palo Alto Cable Co-op and Coral Springs Cable, representing 119 cable systems and approximately 1.4 million homes passed. Nineteen of these systems, representing approximately 216,000 homes passed, have been equipped and have begun offering the Company's services, in most cases during the past three months. In addition, the Company has non-binding letters of intent with ten cable operators, including 39 systems, representing approximately 359,000 homes passed. As of December 31, 1998, the Company had approximately 1,250 residential and business subscribers to its ISP Channel service, plus approximately 500 customer orders in backlog. The Company also provides non-cable based dial-up and dedicated Internet access to approximately 1,100 residential and business subscribers.

     The Company has a revenue sharing arrangement with its cable affiliates pursuant to which a cable affiliate generally receives 25% of Internet services revenue for the first 200 ISP Channel subscribers on a cable system and approximately 50% of such revenues thereafter. In addition, the Company has adopted an affiliate incentive program whereby certain cable operators have been offered either cash or shares of common stock as an incentive to sign an exclusive contract with the Company for the provision of Internet services to their cable systems. It is the Company's intention, however, that the affiliate incentive program will only offer common stock beginning January 1, 1999. The Company has reserved up to 19.9% of its outstanding common stock as of May 29, 1998 for issuance to cable affiliates under this program. The number of shares of common stock that may be paid to any individual cable affiliate will depend on a variety of factors, including the number and size of the cable systems covered by a contract with an MSO, the number of homes passed and the number of cable subscribers in a system, the services provided by the Company and the length of exclusivity of the contract. These incentive payments are expected to range between $2.00 and $5.00 worth of stock per home passed, based on the fair market value of the common stock at the time a letter of intent or definitive agreement is entered into with a cable affiliate, depending upon the various factors described above. The Company may issue stock or pay cash incentives at the time a contract is entered into, or it may place the stock or cash incentive amounts in escrow to be disbursed as cable systems are deployed.

     To Internet Subscribers.

     Through Cable Affiliates. The Company's agreements with its cable affiliates provide the Company a conduit to reach potential subscribers. Cable affiliates provide the Company with television advertising time and the ability to include material describing the Company's services in bills mailed to cable subscribers. The Company creates all of the content to be included in such marketing efforts. The Company has produced an infomercial and is planning to produce 30 and 60 second commercials to be aired by cable operators.

     Direct to the Public. The Company markets directly to homes and businesses in its cable affiliates' franchise areas through telemarketing, direct mail, door hangers, and local event marketing. In addition, the Company telemarkets to existing cable subscribers using the cable affiliate's current subscriber list.

Agreement with Excite

     The Company's agreement with Excite creates a strategic relationship between the companies that will promote the development and national presence of the Company. Under the agreement, Excite designs, creates and promotes Web pages for its "Excite Search" and "My Excite Channel" services that display the names of both the Company and Excite to ISP Channel subscribers. Excite has sole responsibility for providing and maintaining, at its expense, the resulting Web portal. The Company is responsible for incorporating the co-branded My Excite Channel service as a default home page for, or display a link to the co-branded My Excite Channel service on, the ISP Channel or any personalized service application.

     Excite will sell advertising on the co-branded pages, and will create at least one promotional space within its service that may be sold by the Company or its cable affiliates. Excite and the Company will share a portion of the advertising revenues received from banner advertising that appears on co-branded pages. Under the terms of the agreement between the Company and its cable affiliates, the Company may, in turn, share a portion of such revenue with its cable affiliates.

Customer Care and Billing

     As part of the Company's strategy to leverage local cable affiliates' brand identities, the Company is developing a comprehensive provisioning, billing and customer care system that allows for its services to be individualized and co-branded for each cable affiliate system. The Company has entered into contracts with PeopleSoft, Inc. ("PeopleSoft") (a billing system vendor), Clarify Inc. ("Clarify") (a customer care system vendor) and Aspect Telecommunications ("Aspect") (a call center system vendor) to design and implement an integrated, flexible and scalable solution. The Company's Customer Care Center ("CCC") is being designed to provide customer service from a central care center located in Mountain View, California. The CCC will provide individualized toll-free support for each affiliated cable system for pre-sales information and through which subscribers can coordinate all services including provisioning, billing and technical support. Additionally, the Company will provide cable affiliates with the ability to access individualized Web-based reporting and call monitoring for all customer care service including telemarketing, sales and technical support.

     Provisioning. The Company today provisions service by means of an individualized toll-free number with personalized answering for each cable affiliate system. The Company is in the process of implementing an on-line provisioning system using the PeopleSoft billing platform that will enable a subscriber to purchase a cable modem in a retail location or at the cable affiliate's business office and register and provision the service on-line 24 hours per day. The on-line services will include provisioning, Web-based or e-mail bill presentation and Web-based service modification.

     Billing. The Company currently provides the ability for cable affiliates or the Company to be responsible for billing and collection. If any cable affiliate elects to bill ISP Channel subscribers within its franchise area, the Company maintains a duplicate subscriber record in its system for provisioning and reconciliation. If the Company provides the billing and collection services, the Company provides the bill delivery via e-mail and settles accounts electronically via major credit cards, debit cards or electronic check cashing services.

     Technical Support. The CCC currently utilizes a state of the art digital private telephone exchange ("PBX") and Automatic Call Distribution ("ACD") system to provide full-time individualized technical support for each cable affiliate system. The Company is currently implementing a new Aspect ACD system accompanied by Clarify's customer care software allowing a subscriber's information and history to be presented to a technical support representative in conjunction with each call. The Company's "knowledge base system" facilitates expedient trouble shooting and historical reporting on an individualized cable system basis delivered to cable affiliates in real-time through a Web-based interface or monthly via e-mail.

Vendor Relationships

     In addition to the relationships that the Company has with Excite, MCI, MFS and Sprint, the Company currently depends on a limited number of other suppliers for certain key technologies used to provide Internet related services. In particular, the Company depends on 3Com Corporation and Com21, Inc.for headend and cable modem technology and Cisco Systems, Inc. for network routing and switching hardware.

Competition

     The Company faces competition in two broad areas: (i) competition for partnerships with cable operators from other cable modem-based providers of Internet access services, and (ii) competition from other types of providers of Internet services.

     Even if a consumer believes that cable-based Internet access is the best method of accessing the Internet, the consumer may not be able to obtain this service from the Company unless the consumer lives in an area serviced by a cable operator that has partnered with the Company. Thus, an additional and important class of competition could come from companies which seek to partner with cable operators and offer to equip these cable systems with Internet access capability or to manage the cable operator's Internet services or from cable operators who decide not to choose a partner but rather to build their own Internet service themselves.

     National Cable Modem Service Providers. Competitive cable modem service providers such as @Home and RoadRunner (and their respective cable partners) are deploying high-speed Internet access services over HFC cable networks. Where deployed, these networks provide similar services to those offered by the Company. These providers and their MSO affiliates have substantially greater financial and operational resources than the Company and may accordingly be able to deploy their service more rapidly and aggregate content more effectively than the Company. In addition, such competitive providers enjoy an inherent advantage in marketing their services to their MSO affiliates by virtue of such affiliations.

     System Integrators. Companies like Convergence.com, HSAnet, OSS and the GlobalCenter service of Frontier Communications offer their services to cable operators to assist these cable operators in upgrading their systems to carry Internet and Web-based applications. These companies initially charged cable operators for their technical services, but recently some have adopted a partnership model similar to the Company's in which the systems integrator will absorb the cost of the technical upgrading of the system and the integrator and the cable operator will share revenues.

     There are many competing technologies for delivering Internet access to homes and businesses which compete with the Company's ISP Channel. The number of such competing technologies is growing and the Company expects that competition will intensify in the future. The Company's competitors comprise several categories of providers of Internet services: incumbent local exchange carriers ("ILECs") , interexchange carriers ("IXCs"), competitive local exchange carriers ("CLECs"), ISPs, online service providers (" OSPs"), wireless and satellite data service providers and digital subscriber line ("DSL") focused CLECs.

     Many of these competitors are offering (or may soon offer) technologies and services that will directly compete with the ISP Channel. Such technologies include integrated services digital network ("ISDN"), DSL and wireless data. Certain bases of competition in the Company's markets include transmission speed, reliability of service, breadth of service availability, price/performance, network security, ease of access and use, content bundling, customer support, brand recognition, operating experience, capital availability and exclusive contracts. The Company believes that it compares unfavorably with its competitors with regard to, among other things, brand recognition, operating experience, exclusive contracts, and capital availability. Many of the Company's competitors and potential competitors have substantially greater resources than the Company and there can be no assurance that the Company will be able to compete effectively in its target markets.

     Each of these classes of competitors is detailed below:

     ILECs. All of the largest ILECs that are present in the Company's target markets are conducting technical and/or market trials of DSL-based data services. In addition, at least three regional Bell operating companies
("RBOCs") have sought Federal Communications Commission ("FCC") approval to provide DSL-based data services across local access and transport area ("LATA") boundaries prior to the date on which the RBOC is permitted to provide long-distance voice service across such boundaries. The RBOCs' requests are being challenged at the FCC by competitors. As they move forward in implementing DSL-based data services (and secure any additional needed regulatory approvals), the RBOCs and other ILECs will represent strong competition in all of the Company's target service areas. The ILECs have an established brand name and reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own copper lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers.

     National Long Distance Carriers. IXCs, such as AT&T, Sprint and WorldCom have deployed large-scale Internet access networks, sell connectivity to businesses and residential customers and have high brand recognition. They also have interconnection agreements with many of the ILECs, and those agreements may include collocation spaces from which they could begin to offer DSL services competitive with the ISP Channel. On June 24, 1998, AT&T and TCI announced their intention to merge. Such a merger, if consummated, would allow AT&T to provide Internet services using TCI's cable infrastructure and would give AT&T a significant economic and voting interest in @Home.

     Fiber-Based CLECs ("FCLECs"). FCLECs such as Intermedia Communications Group, Inc. ("Intermedia") and ICG Communications, Inc. ("ICG") have extensive fiber networks in many metropolitan areas primarily providing high-speed digital and voice circuits to large customers. Some FCLECs have announced plans to offer DSL services competitive with the ISP Channel in many markets targeted by the Company. These companies could modify their current business focuses to include residential and small business customers using cable-based access or DSL in combination with their current fiber networks.

     Internet Service Providers. ISPs such as BBN (acquired by GTE Corporation), UUNET Technologies, Inc. (acquired by WorldCom), Earthlink, Concentric Network Corporation, MindSpring, Netcom (acquired by ICG) and PSINet, Inc. provide Internet access to residential and business customers, generally using the existing public switched telephone network at ISDN speeds or below. Some ISPs such as HarvardNet Inc. in Massachusetts, InterAccess in Illinois and Vitts Corporation in New Hampshire have begun offering DSL-based services. Additional ISPs could become DSL service providers competitive with the Company.

     Online Service Providers. OSPs include companies such as America Online ("AOL"), Compuserve (acquired by AOL), MSN (a subsidiary of Microsoft Corp.), Prodigy, Inc., WorldGate Inc. ("WorldGate") and WebTV (acquired by Microsoft Corp.) that provide, over the Internet and on proprietary online services, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access over telecommunications-based transmission media, which enable the provision of digital services to the significant number of consumers who have personal computers with modems. In addition, they provide Internet connectivity, ease of use and consistency of environment. Many of these OSPs have developed their own access networks for modem connections. If these OSPs were to extend their access networks to cable-based access or DSL, they would be competitors of the Company.

     Wireless and Satellite Data Service Providers ("WSDSPs"). WSDSPs are developing wireless and satellite-based Internet connectivity. The Company may face competition from terrestrial wireless services, including, two Gigahertz ("GHz") and 28 GHz wireless cable systems, multichannel multipoint distribution service ("MMDS") and local multipoint distribution service ("LMDS"), and 18 GHz and 39 GHz point-to-point microwave systems. For example, the FCC is currently considering new rules to permit MMDS licensees to use their systems to offer two-way services, including high-speed data, rather than solely to provide one-way video services. The FCC also recently awarded LMDS licenses, which can be used for high-speed data services as well. In addition, companies such as Teligent, Inc., Advanced Radio Telecom Corp. and WinStar Communications, Inc. hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing.

     The  Company  also  may  face  competition  from  satellite-based  systems.
Motorola Satellite Systems, Inc., Hughes Space and Communications Group (a subsidiary of General Motors Corporation), Teledesic and others have filed applications with the FCC for global satellite networks which can be used to provide broadband voice and data services.

     In January 1997, the FCC allocated 300 MHz of spectrum in the 5 GHz band for unlicensed devices to provide short-range, high-speed wireless digital communications. These frequencies must be shared with incumbent users without causing interference. Although the allocation is designed to facilitate the creation of new wireless LANs, it is too early to predict whether users of these frequencies could become competitors of the ISP Channel.

     DSL-focused CLECs. Certain companies, such as Covad Communications Group ("Covad") and Rhythms NetConnections, Inc. have obtained CLEC certification and are offering high-speed data services using a strategy of collocating in ILEC central offices. The 1996 Act specifically grants any and all CLECs the right to negotiate interconnection agreements with the ILEC providing for such collocation.

Federal Regulation

     Internet Regulation

     The Company's Internet services are not currently subject to direct regulation by the FCC or any other governmental agency. However, it is possible that new laws and regulations may be adopted that would subject the provision of the Company's Internet services to government regulation. Certain other legislative initiatives, including those involving taxation of Internet services and payment of access charges by ISPs, are also possible. Any new laws regarding the Internet, particularly those that impose regulatory or financial burdens, could impact adversely the Company's ability to provide various services and could have a material adverse effect on the Company's results of operations and financial condition. The Company cannot predict the impact, if any, that any future laws or regulatory changes may have on its business.

     The introduction of, or changes to, regulations that directly or indirectly affect the regulatory status of Internet services, affect telecommunications costs (including the application of reciprocal compensation requirements, access charges or universal service contribution obligations to Internet services), or increase the competition from regional telecommunications companies or others, could have a material adverse effect on the Company's results of operations and financial condition. For instance, if the FCC determines, through any one of its ongoing or future proceedings, that the Internet is subject to regulation, the Company could be required to comply with a number of FCC entry/exit regulations, reporting, fee, and record-keeping requirements, marketing restrictions, access charge obligations, and universal service contribution obligations, which could adversely impact the Company's ability to provide various planned services and have a material adverse effect on the Company's results of operations and financial condition. The Company cannot predict the impact, if any, that regulations or regulatory changes may have on its business. A final determination by the FCC that providing Internet transport or telephony services to customers over an IP-based network is subject to regulation also could impact adversely the Company's ability to provide various planned services and could have a material adverse effect on the Company's results of operations and financial condition.

     Since Internet services are a relatively recent phenomenon, the legal and regulatory framework is still in its nascent state of development. The evolving state of law and regulation is reflected in the FCC's April 10, 1998 Report to Congress (the "April Report"). In the April Report, the FCC discussed whether ISPs should be classified as telecommunications carriers, and, on that basis, be required to contribute to the USF. The April Report concluded that Internet access service-which the FCC defined as an offering combining computer processing, information storage, protocol conversion, and routing transmissions-is an "information service" under the Telecommunications Act of 1996 and thus not subject to regulation. In contrast, the FCC found that the provision of transmission capabilities to ISPs and other information services providers do constitute "telecommunications services" under the Telecommunications Act of 1996. Consequently, parties providing those telecommunications services are subject to current FCC regulation (and the corresponding USF obligations).

     Another major and unresolved regulatory issue concerns the obligation of ISPs to pay access charges to ILECs. A proceeding has been pending before the FCC since December 1996 that raises the issue whether ILECs can assess interstate access charges on information service providers, including ISPs. Unlike "basic services," "enhanced services," which are generally analogous to "information services" and include Internet access services, are exempt from interstate access charges. The FCC concluded that that exemption for information services (including Internet access) should remain in place pending the outcome of the proceeding. On a more general level, the FCC has questioned the efficiency of the access charge regime and whether access charges- originally designed in the context of wireline voice services-should be extended to ISPs, even if it is ultimately concluded that they are telecommunications carriers.

     Another major and unresolved regulatory proceeding that could affect the benefit and cost of the Company's service offerings (to the extent the Company becomes involved in the exchange of traffic), involves "reciprocal compensation." Reciprocal compensation relates to the fees paid by one carrier to terminate traffic on another carrier's network. In July 1997, the FCC was petitioned to clarify its rules on whether CLECs that serve ISPs are entitled to reciprocal compensation under the Telecommunications Act of 1996 for calls originated by customers of an ILEC to an ISP served by a CLEC within the same local calling area. The ISPs and CLECs believe that such calls are subject to reciprocal compensation when they originate and terminate within the same local calling area. In contrast, the ILECs believe that all such calls are interstate in nature and are not subject to reciprocal compensation. Although the FCC has not yet resolved the issue, every state that has addressed the issue from an intrastate perspective (at least fifteen in number) has determined that calls to ISPs are to be treated as local for purposes of reciprocal compensation.
Resolution of reciprocal compensation issues could increase ISP costs by increasing telephone charges if the FCC takes a position contrary to the states' position, and thereby requires states to reverse course.

     Another major regulatory issue concerns Internet-based telephony. In the April Report, the FCC observed that Internet-based telephone service (which the FCC called "IP telephony") appears to be a telecommunications service rather than an unregulated information service. The FCC explained that it would determine on a case-by-case basis whether to regulate the service and thereby require providers of IP telephony to contribute to the USF. The FCC did not address the regulatory status of cable system facilities used to provide Internet access or the USF obligations of cable systems providing such access. The ultimate resolution of issues concerning cable system provision of Internet access, as well as IP telephony issues, could affect the regulatory status, cost, and other aspects of the Company's service offerings. The Company could also be affected in a material adverse way by federal and state laws and regulations relating to the liability of on-line services companies and Internet access providers for information carried on or disseminated through their networks. Several private lawsuits seeking to impose such liability upon on-line services companies and Internet access providers are currently pending. In addition, legislation has been enacted and new legislation has been proposed that imposes liability for the transmission of or prohibits the transmission of certain types of information on the Internet, including sexually explicit and gambling information. The imposition of potential liability on the Company and other Internet access providers for information carried on or disseminated through their systems could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources or to discontinue certain service or product offerings. The increased attention to liability issues as a result of these lawsuits and legislative actions and proposals could impact the growth of Internet use. While the Company carries professional liability insurance, it may not be adequate to compensate claimants or may not cover the Company in the event the Company becomes liable for information carried on or disseminated through its networks. Any costs not covered by insurance incurred as a result of such liability or asserted liability could have a material adverse effect on the Company's results of operations and financial condition, its ability to meet its obligations under the Notes and the value of the Warrants and the Warrant Shares.

State Regulation

     As use of the Internet has proliferated in the past several years, state legislators and regulators have increasingly shown interest in regulating various aspects of the Internet. Much of the legislation that has been proposed to date may, if enacted, handicap further growth in the use of the Internet. It is possible that the state legislatures and regulators will attempt to regulate the Internet in the future, either by regulating transactions or by restricting the content of the available information and services. Enactment of such legislation or adoption of such regulations could have a material adverse impact on the Company.

     One area of potential state regulation concerns taxes. A significant number of bills have been introduced in state legislatures that would tax commercial transactions on the Internet. For its part, the United States Congress is currently considering federal legislation to impose a moratorium on state
Internet taxes for a fixed number of years until a coherent policy could be developed for state Internet taxation, or, in the alternative, to establish model rules that could govern tax regulation by all states. Future laws or regulatory changes that lead to state taxation of Internet transactions could have a material adverse impact on the Company.

     Although customer-level use of the Internet to conduct commercial transactions is still in its infancy, a growing number of corporate entities are engaging in Internet transactions. This Internet commerce has given rise to a number of legal and regulatory issues, such as (i) whether and how certain provisions of the Uniform Commercial Code (adopted by 49 states) apply to transactions carried out on the Internet and (ii) how to decide which jurisdiction's laws are to be applied to a particular transaction. It is not possible to predict how state law will evolve to address new transactional circumstances created by Internet commerce, or whether the evolution of such laws will have a material adverse impact on the Company.

     State legislators and regulators have also sought to restrict the transmission or limit access to certain materials on the Internet. For example, in the past several years, various state legislators have sought to limit or prohibit: (i) certain communications between adults and minors, (ii) anonymous and pseudonymous use of the Internet, (iii) on-line gambling, and (iv) the offering of securities on the Internet. Enforcement of such limitations or prohibitions in some states could affect transmission in other states. State laws and regulations that restrict access to certain materials on the Web could inadvertently block access to other permissible sites. The Company cannot predict the impact, if any, that any future laws or regulatory changes in this area may have on its business.

     Some states have also sought to impose tort liability or criminal penalties on various conduct involving the Internet, such as the use of "hate" speech, invasion of privacy, and fraud. The adoption of such laws could adversely impact the transmission of non-offensive material on the Internet and, to that extent, possibly have a material adverse impact on the Company's business.

     The Company anticipates that it may in the future seek to offer telecommunications service as a CLEC. All states in which the Company operates require a certification or other authorization from the state regulatory commission to offer intrastate telecommunications services. Many of the states in which the Company operates are in the process of addressing issues relating to the regulation of CLECs. Some states may require authorization to provide enhanced services.

     The Telecommunications Act contains provisions that prohibit states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, the ability of any entity to provide any interstate or intrastate telecommunications service. The FCC is required to preempt any such state or local requirements to the extent necessary to enforce the Telecommunications Act's open market entry requirements. States and localities may, however, continue to regulate the provision of intrastate telecommunications services and require carriers to obtain certificates or licenses before providing service.

     In states where the Company operates, rulemaking proceedings, arbitration proceedings and other state regulatory proceedings that may affect the Company's ability to compete with ILECs are now underway or may be instituted in the future. These proceedings involve a variety of telecommunications issues, including but not limited to: pricing and pricing methodologies of local exchange and intrastate interexchange services; development and approval of resale agreements between ILECs and CLECs and among CLECs; terms and conditions governing the provision of telecommunications services; customer service and unauthorized changes in customer-selected telephone service providers; complaints regarding anticompetitive practices and transactions between affiliated telecommunications companies; denial of entry into telecommunications markets; discount levels for resale of local exchange and toll services; treatment of and compensation for calls to Internet service providers; charges for access to ILEC networks; cost sharing and implementation of interim and permanent number portability; dialing parity; access to and responsibility for universal service funding; and review and recommendation to the FCC concerning RBOC authorization to offer in-region long distance service. To the extent the Company decides in the future to install its own transmission facilities, rulemaking proceedings, arbitration proceedings and other state regulatory proceedings may also affect the Company's ability to compete with ILECs. These proceedings may involve issues including but not limited to: collocation of ILEC and CLEC facilities; interconnection agreements between ILECs and CLECs; and access to unbundled and combined network elements of ILECs. In addition, states in which the Company operates may consider legislation that involves issues including but not limited to: any of the aforementioned issues in rulemaking proceedings, arbitration proceedings and other state regulatory proceedings; alternative forms of regulation; and limitations on the provision of competitive telecommunications services.

Local Regulation

     Although local jurisdictions generally have not sought to regulate the Internet, it is possible that such jurisdictions will seek to impose regulations in the future. In particular, local jurisdictions may attempt to tax various aspects of Internet access or services, such as transactions handled through the Internet or subscriber access, as a way of generating municipal revenue. The imposition of local taxes and other regulatory burdens by local jurisdictions could have a material adverse impact on the Company.

     The Company's networks may also be subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. To the extent the Company decides in the future to install its own transmission facilities, it will need to obtain rights-of-way over private and publicly owned land. There can be no assurance that such rights-of-way will be available to the Company on economically reasonable or advantageous terms.

     The foregoing discussion of regulatory factors does not describe all laws, regulations, or restrictions that may apply to the Company. Nor does it review all laws or regulations under consideration by federal and state governmental bodies that may affect the Company's operations. It is possible that present and future laws and regulations not discussed here could have a material adverse effect on the Company's results of operations and financial condition, its ability to meet its obligations under the Notes and the value of the Warrants and the Warrant Shares.

Backlog

     As of December 31, 1998, the ISP Channel had 28 signed contracts representing 119 cable systems and approximately 1.4 million homes passed. Nineteen of these systems, representing over 216,000 homes passed, have been equipped and have begun offering the Company's services. One hundred of these systems, representing approximately 1.2 million homes passed, are in backlog. As of December 31, 1998, the Company had approximately 1,250 residential and business subscribers to its ISP Channel service, plus approximately 500 customer orders in backlog.

Employees

     As of December 31, 1998 the Company had eight full-time employees at its corporate headquarters. The ISP Channel had 86 employees.

                       Micrographic Technology Corporation

     As part of its new focus, the Company has signed a letter of intent to sell MTC which, because of its size in relation to the Company's overall assets and because of the concurrent sale of the Company's telecommunications business, KCI, is subject to approval of the Company's shareholders. The Board of Directors of the Company intends to submit a proposal to sell MTC together with its recommendation in favor of such proposal to the Company's shareholders at its 1999 annual meeting of shareholders and has no reason to believe that such proposal will not be approved. Because such sale is subject to approval of the Company's shareholders and the execution of definitive agreements, however, the sale of MTC is not reflected herein as a discontinued business.

     MTC designs, develops, and manufactures sophisticated, automated electronic document management and film-based imaging solutions for customers with large-scale, complex, document-intensive requirements. MTC's hardware and software products are based on an industry standard client-server architecture, providing flexibility to connect to a wide variety of information systems and produce output to various storage media, including optical disk, magnetic disk and tape, CD-ROM, and microfilm and microfiche, spanning the entire document lifecycle. MTC manufactures a family of Computer Output to Microfilm ("COM") production systems, from which it has historically derived the majority of its revenues. MTC's proprietary software captures information from a variety of sources, then intelligently indexes and directs the data for storage, distribution and retrieval. MTC expects that its business will increasingly be focused on the distribution and retrieval of electronically captured information over a variety of communications media, such as the Internet, LANs and wide area networks ("WANs"). To this end, MTC is pursuing a strategy of partnering with providers of features or elements that enhance MTC's electronic data distribution solutions.

Products and Services

     MTC's products consist of a variety of electronic and film-based solutions.

     Electronic Solutions

     Information Distribution System. The integrated IDS software solution allows users to automatically collect, organize and transport information to the print or storage media of choice, enhancing the productivity and cost efficiency of computer output and storage operations. The following product options comprise MTC's IDS solution:

         Information Distribution System Executive ("IDS EXEC"). The IDS EXEC software product integrates input, management, execution and reporting activities under a single point of control, improving efficiency. The IDS EXEC console manages all data input, job resources, job prioritization and production, tracks job status and reports audit and job statistics. The IDS EXEC also intelligently indexes source information for convenient and timely retrieval irrespective of the storage medium. Additionally, IDS EXEC makes it possible to reorder images submitted in one sequence to any other logical ordering sequence specified by the user. Finally, the IDS EXEC platform contains a variety of Internet-specific applications that offer its users Internet-based data input and document viewing.

         Document Organizer. Document Organizer is a client/server-based bundling system that analyzes documents and organizes them for production. Document Organizer arranges large-scale print applications, such as bank statements or insurance policies, according to the customer's distribution and retrieval requirements. This allows customers to deliver their important information according to priority, production process, and delivery schedule.

         Page Handler. Page Handler is a high-speed electronic page-print interpreter that accepts mainframe print application input which it then transforms into a variety of output formats, including Internet-compatible formats, providing the customer with added flexibility as application needs change.

         Computer Output to Laser Disk ("COLD") Integration. MTC is a value-added reseller of integrated COLD solutions for document management.

     Film-Based Solutions

     MTC's film-based imaging systems, an alternative to paper and long-term electronic storage, convert scanned or digital information directly from a computer or magnetic tape to an analog format for archiving on microfilm or microfiche. MTC's film-based solutions include:

     COM Systems. MTC is a leading manufacturer of automated "cut fiche" recording and duplicating systems and related software. MTC's COM systems provide an architectural platform that has universal capability to transfer any data format to fiche. A key differentiating factor of MTC's COM system is its PC based client-server architecture. MTC's RAPID 16 millimeter microfilm product will be released for beta testing in the fourth quarter of fiscal 1998.

     Other. MTC offers a complete line of original and duplicate microfilm and chemicals for use in its COM printer and duplicator systems. MTC acquires a significant portion of its microfilm and media supplies from Eastman Kodak and sells them on a drop-ship basis. MTC also supplies spare parts for the worldwide maintenance of its installed COM user base. Maintenance is subcontracted to third party organizations, for which MTC receives a monthly royalty.

Customers

     MTC markets its products and services principally to high-volume document-intensive organizations, such as banks, brokerages and other financial services companies and document-based service providers. Other customers include businesses primarily in the healthcare industry and government agencies who desire to use imaging technology to archive large quantities of documents. Current customers include over 50 service bureaus and organizations such as Equifax Inc., the Federal Aviation Administration, the Deutsche Bundesbank, Deutsche Bank AG, Royal Bank of Scotland Group plc, the United States Marine Corps, and Xerox Corporation.

Competition

     The document management industry is highly competitive and rapidly changing. MTC competes on the basis of breadth of offering, cost, flexibility and customer service. MTC's strategy of designing its software solutions around an open architecture has allowed its existing solutions to be more readily adaptable to changes in the computer industry and more readily acceptable by new technologies. MTC believes that these intelligent software platforms give its overall document management solutions a competitive advantage.

     MTC has two direct competitors to its hardware products: Agfa, AG in Europe and Anacomp worldwide. Indirect competitors include IBM, Fuji, Mobius Management Systems, Inc., Storage Technology and others. In most cases, MTC's competitors have longer operating histories, greater name recognition, and significantly greater financial, technical and marketing resources than MTC. While MTC is not aware of any direct competitors to its software product offerings, the industry is rapidly evolving and MTC may face significant competition in the future.

Sales and Marketing

     MTC markets its document management solutions and services worldwide. In the United States, MTC employs a six person direct sales force. Internationally, MTC uses a network of exclusive distributors .

     In order to increase its competitive advantage in certain markets, MTC has developed a comprehensive leasing alternative for its customers. This leasing alternative, commonly referred to as a price per fiche program ("PPF"), is a bundled COM service solution that involves a monthly lease payment based upon the customer's actual monthly microfiche production, a minimum monthly production provision and lease terms of typically three to five years. In order to meet the changing needs of its customers' financing requirements, MTC intends to increase its emphasis on PPF programs. MTC is currently negotiating with its international distributors, along with several institutions that have a global financing presence, to develop similar PPF programs for international markets.

     MTC's electronic and film-based imaging hardware systems typically range in price between $200,000 and $1,000,000, and may represent a significant capital commitment by MTC's customers, leading to a lengthy sales cycle of up to 24 months. Accordingly, MTC's operating results may fluctuate significantly from period to period.

Suppliers

     MTC purchases the raw materials needed for both its manufacturing and spare part supply operations from various third party vendors. MTC believes that it can source these purchased parts from a variety of competing vendors and that no single vendor possesses a critical component that cannot be purchased elsewhere. MTC currently subcontracts its maintenance services to third party organizations.

     MTC purchases a significant amount of its microfilm and media supplies from Eastman Kodak. MTC believes it has a strong partnership with Eastman Kodak and the two parties are currently operating under a signed vendor agreement extending through December 31, 2000. Alternative suppliers are available to MTC, however, in the event of an interruption in the vendor relationship.

Research and Development

     MTC  believes  that  its  future  revenue  growth  and  profitability  will principally depend on its success in developing new products, services and distribution channels. MTC expects to continue to evaluate new product and service opportunities and engage in extensive research and development activities. For the year ended September 30, 1997, MTC spent approximately $1.8 million on research and development efforts.

Employees

     As of December 31, 1998, MTC had 66 full-time employees

                        Intelligent Communications, Inc.

     Intelligent Communications Incorporated ("Intellicom") provides two-way satellite Internet access options utilizing very small aperture terminal ("VSAT") technology. Intellicom focuses its sales penetration efforts on rural markets, particularly ISPs, educational institutions and small businesses. In addition to providing Internet access options, Intellicom provides Internet-based applications, consulting services and full Internet services to the marketplaces it serves. Intellicom's access options include both VSAT dedicated and dial-up Internet access (including ISDN and direct network connectivity). Intellicom's other products and services include Web server hosting and integration services, client software development and maintenance services, training and network integration and consulting services. Intellicom's VSAT network infrastructure currently allows network connectivity throughout North America. Intellicom's VSAT-based point of presence ("POP") locations can be placed throughout the 48 lower states as well as in southern Canada and south Alaska. Intellicom may provide its Internet services in the C-band satellite arena in addition to its Ku-band offering. Many international satellites utilize the C-band architecture and Intellicom expects to retrofit its equipment for C-band coverage areas with little difficulty.

     Intellicom's objective is to become the leading provider of complete communications solutions using Internet and VSAT-related technologies to rural, suburban and urban educational institutions, ISPs and private corporate Intranets. As a national ISP, Intellicom provides a cost-effective alternative for Internet services and solutions to rapidly growing Internet customer networks. Intellicom has worked toward achieving this position by focusing on building a high performance network infrastructure, integrating and expanding its suite of value-added products and services, investing in its network operations and technical support infrastructure, expanding and tailoring its sales and marketing efforts to reach its targeted customers more effectively, and building and leveraging relationships with strategic partners.

Products and Services

     Intellicom provides its customers with a comprehensive range of Internet access options, applications and consulting services. Intellicom believes that, over time, its strategic focus on business applications for the Internet and its niche network connectivity options will play a larger role in differentiating Intellicom from its competitors. Intellicom's options and services include a stable, low-cost VSAT system based on two-way satellite technology, providing high-speed access to the Internet. Early in 1998, Intellicom introduced the T1 Plus product line as a solution to the marketplace. In addition, Intellicom developed the Edge Connector server to enhance the VSAT network connectivity system. This comprehensive package of Internet applications is customized to work within the VSAT network, specifically for the ISP industry. Cache Plus, similar to the Edge Connector, was created as Intellicom's answer to Internet backbone congestion. The objective of Cache Plus is to move a substantial amount of the Web, FTP and NNTP traffic from the Internet backbone to the `network edge' via a local proxy server. This proxy server is a `child' to a large `parent' proxy server at Intellicom's data center in Fremont, California. Connectivity between the child and parent is accomplished by utilizing Intellicom's satellite based TCP/IP network and a VSAT antenna at the remote location. This VSAT connection is accomplished with either a two-way VSAT solution or a receive-only VSAT antenna. The child proxy server is benefited by the proxy activity from other users on the satellite carrier. The major benefit of such technology lies in its ability to cache a majority of the web's most popular sites.

     The proxy server connection is available through three different VSAT service options and pricing packages. Each solution requires a local proxy server utilizing the ICP protocol standard. Intellicom makes its Edge Connector server solution available and delivers it pre-configured to operate as a DNS, Web, Telnet, FTP, E-Mail and Proxy server. This system is based on the Unix operating system and is available in numerous configurations.
Network address translation is also a configuration option for this server.

     Additionally, Intellicom offers connectivity services based on a range of VSAT, ISDN and dedicated leased circuit options for customers ranging from 115Kbps to 2Mbps data transfer speeds. The majority of customers use Intellicom as their primary gateway to the Internet and rely on Intellicom to connect, secure and maintain their network integrity. Intellicom designs and out-source manufactures VSAT equipment specifically for its applications.

     Intellicom makes a variety of other products and services available, including Web server hosting and content development services, client software products and training. All of these products and services are integrated to provide customers with a total solution to their Internet application needs. Intellicom enables Internet users to purchase access, applications, products and services, including network integration services, through a single source. Intellicom's Network Operations Center continually monitors traffic across Intellicom's network. In addition to network monitoring, Intellicom also provides technical support to its customers via a toll-free telephone number 24 hours a day, 7 days a week.

Sales and Marketing

     Intellicom coordinates national advertising campaigns using intensified direct mailings focusing on ISPs, educational institutions and corporate intranets. The corporate sales and marketing staff will be broken into the following three divisions: (i) network sales, (ii) reseller network sales and
(iii) content and hosting sales. Intellicom has begun negotiating international alliances and/or partnering arrangements with other larger telecommunications companies for international marketing and satellite capacity.

     Intellicom is also focusing on building and leveraging relationships with its strategic partners. This involves expanding market coverage by partnering into new POP locations and building new relationships with other Internet products and service providers. This focus will extend the reach of the Intellicom network to virtually all major cities and locations throughout the United States. By expanding Intellicom's network coverage, Intellicom is positioning itself to create marketing relationships with corporations and membership based organizations (e.g. rural electric associations, credit unions, etc.). Expanded network coverage will also allow Intellicom to provide private labeled network connectivity to its partners.

Competition

     The market for Internet access services is extremely competitive. Intellicom believes that its ability to compete successfully depends upon a number of factors, including: market presence; the capacity, reliability, and security of its network infrastructure; the pricing policies of its competitors and suppliers; the timing and release of new products and services by Intellicom and its competitors; and industry and general economic trends.

     The competitors of Intellicom are broken into three groups: (i) other Internet Access Providers including Netcom On-Line Communications, Inc., Performance Systems International, Bolt, Beranek and Newman, Inc. (BBN)
(acquired by GTE), Prodigy and America On-Line, (ii) telecommunications companies, including MCI, AT&T and Sprint, and (iii) other VSAT based network connectivity companies, including NSN, CyberSat and Hughes Satellite Service. Many of these competitors have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than those of Intellicom.

     While Intellicom believes that the price and performance characteristics of its products and services are currently competitive, increased competition may result in price reductions, reduced gross margin and loss of market share, any of which could materially affect Intellicom's business, operating results and financial condition. Many of Intellicom's current and potential competitors have significantly greater financial, technical, marketing, and other resources than Intellicom. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale, and support of their products than Intellicom. The introduction of products embodying new technologies and the emergence of new industry standards could render Intellicom's existing products obsolete and unmarketable. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that Intellicom will be able to compete successfully against current or future competitors or that the pressures faced by Intellicom will not materially adversely affect its business, operating results and financial condition.

     Although most of the established on line services and telecommunications companies currently offer only limited Internet access, many have announced plans to offer expanded Internet access capabilities. Intellicom expects that all of the major on line services and telecommunications companies will compete fully in the Internet access market and expand the availability of terrestrial based dedicated circuits, such as ISDN and fiber optics. Intellicom believes that new competitors, including large networking, software, media, and other technology and telecommunications companies will enter the wireless based Internet access markets, resulting in even greater competition for Intellicom. Certain companies have obtain or expanded their Internet access products and services as a result of acquisitions which may permit Intellicom's competitors to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing products and services. Also, the ability of some of Intellicom's competitors to bundle other services and products with Internet access services could place Intellicom at a competitive disadvantage. Intellicom's competitors are primarily using equipment made by other third party firms, whereas, Intellicom develops its equipment specifically for its target markets. The majority of Intellicom competitors are also focused offshore at the international markets.

     Due to increased competition, Intellicom expects to encounter pricing pressures which could result in significant reductions in the average selling price of Intellicom's many services. This may include the cost of Internet access services. There can be no assurance that Intellicom will be able to offset the effects of price reductions with an increase in its customer base, its revenues, cost reductions, or otherwise. Also, Intellicom believes that the industry will see mergers and consolidation in the near future, which could result in greater price and other competition in the industry. Increase price or other competition could also result from erosion of Intellicom's market share and could have a material adverse effect on Intellicom's business, financial condition, and results of operations. There can be no assurance that Intellicom will have the financial resources, technical expertise, or marketing and support capacity to continue to compete successfully.

Employees and Facilities

     As of December 31, 1998, Intellicom had 20 employees plus four contract workers. None of Intellicom's employees is currently subject to any collective bargaining agreement.

     Intellicom operates from thee principal facilities. Corporate headquarters are located in a 9,000 square foot office space rented in Fremont, California. Intellicom leases a 6,300 square foot warehouse in Hayward, California and a 1,400 square foot Customer Service Center in Chippewa Falls, Wisconsin. Intellicom's handles client-side technical support issues and order fulfillment through its Customer Service Center in Chippewa Falls, Wisconsin.

Legal Proceedings

     Intellicom has no material pending litigation.

Factors Affecting the Company's Operating Results

     The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

     This Annual Report on Form 10-K also contains "forward-looking" statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

We Have Operated Our Internet Services Business Only For a Short Period of Time

     We are in the process of selling our non-Internet related subsidiaries to focus on substantial expansion of our Internet subsidiary (the "ISP Channel"). We acquired the ISP Channel in June 1996. As such, we have very limited operating history and experience in the Internet services business. The successful expansion of our ISP Channel will require strategies and business operations that differ from those historically employed in connection with our two other businesses. To be successful, we must develop and market products and services that are widely accepted by consumers and businesses at prices that provide cash flow sufficient to meet our debt service, capital expenditures and working capital requirements. Consequently, we cannot assure you that our ability to develop or maintain strategies and business operations will achieve positive cash flow and profitability for our ISP Channel.

There is No Proven Commercial Acceptance of the Internet Service Division's Services

     It has become feasible to offer Internet services over existing cable lines and equipment on a broad scale only recently. There is no proven commercial acceptance of cable-based Internet services. There are only a few companies offering such services, and none of these companies are currently profitable. Because this industry is in its early stages, it is currently very difficult to predict whether providing cable-modem Internet services will become a viable business model.

     We have launched our ISP Channel service in 19 cable systems in the United States, but we cannot assure you that it will achieve broad consumer or commercial acceptance. We currently only have 1,600 subscribers to our ISP Channel service. The success of our ISP Channel service will depend upon the willingness of subscribers to pay the monthly fees and installation costs associated with the service and to purchase or lease the equipment necessary to access the Internet. Accordingly, we cannot predict whether our pricing model will prove to be viable, whether demand for our services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. If we do not achieve or sustain such pricing levels or if our services do not achieve or sustain broad market acceptance, then our business, financial condition, prospects and ability to repay our debts will be materially adversely affected.

We  Anticipate   Having   Negative  Cash  Flow,   Net  Losses  and   Accumulated
Stockholders' Deficits for the Foreseeable Future

     We have sustained substantial losses over the last five fiscal years. For the fiscal year ended September 30, 1998, we had net losses of $17.3 million and for the fiscal year ended September 30, 1997, we had net losses of $2.6 million. As of September 30, 1998, we had an accumulated stockholders' deficit of $6.2 million. We expect to incur substantial additional losses and experience substantial negative cash flows as we expand our ISP Channel. The costs of expansion will include expenses incurred in connection with:

o installing the equipment necessary to enable our cable affiliates to offer our services;
o    research and development of new product and service offerings;
o the continued development of our direct and indirect selling and marketing efforts; and
o possible charges related to acquisitions, divestitures, business alliances or changing technologies, including the possible acquisition of Intelligent Communications, Inc.

     Our continued negative cash flow and net losses may result in depressed market prices for our common stock. We cannot assure you that we will ever achieve favorable operating results or profitability.

We Will Require Substantial Future Capital

     The development of our business will require substantial capital infusions as a result of (1) our need to enhance and expand product and service offerings to maintain our competitive position and increase market share and (2) the substantial investment in equipment and corporate resources required by the continued national launching of the ISP Channel. In addition, we anticipate that the majority of cable affiliates with one-way cable systems will eventually upgrade their cable infrastructure to two-way cable systems, at which time we will have to upgrade our equipment on any affected cable system to handle two-way transmissions. We cannot accurately predict whether or when we will ultimately achieve cash flow levels sufficient to support our operations, development of new products and services, and expansion of our ISP Channel. Unless we reach such cash flow levels, we will require additional financing to provide funding for operations. In this regard, we have announced our intention to seek up to $150 million in long-term debt financing. In the event we complete such financing, we will be highly leveraged and such debt securities will have rights or privileges senior to those of our current shareholders. In the event that equity securities are issued to raise additional capital, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. In the event that we cannot generate sufficient cash flow from operations, or are unable to borrow or otherwise obtain additional funds on favorable terms to finance operations when needed, our business, financial condition, prospects and ability to repay our debts would be materially adversely affected.

Our Quarterly Results May Fluctuate

     Our quarterly results have fluctuated and will likely continue to fluctuate significantly from quarter to quarter. In addition, we are selling MTC and KCI, our non-Internet subsidiaries, one of which has not been accounted for as a discontinued operation. As a result, we believe that period-to-period comparisons of our revenues and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control.

     Factors attributable to the ISP Channel include, among others:

o the rate at which we enter into agreements with cable operators and the exclusivity and term of such agreements;
o the rate of subscription to our Internet services and the prices subscribers pay for such services;
o changes in the revenue sharing arrangements between us and our affiliated cable operators;
o our ability and that of our cable affiliates to coordinate timely and effective marketing strategies, in particular, our strategy for marketing the ISP Channel service to subscribers in such affiliates' local cable areas;
o    the number of subscribers who retain our Internet services;
o    the quality of our cable affiliates' cable infrastructure;
o    the quality of customer and technical support we are able to provide;
o the rate at which our cable affiliates can complete the installations required to initiate service for new subscribers;
o the amount and timing of capital expenditures and other costs relating to the expansion of our ISP Channel;
o the introduction of new Internet services by us or our competitors and customer acceptance of such services;
o price competition or pricing changes in the Internet or cable industries; and o changes in law and regulation.

     Factors attributable to our MTC business include, among others:

o    the size and timing of customer orders and subsequent shipments;
o    customer order deferrals in anticipation of new products and services;
o    timing of product introductions or enhancements by us or our competitors;
o    market acceptance of new products and services;
o    technological changes in the industry;
o    competitive pricing pressures;
o    accuracy of customer forecasts of end-user demand;
o    changes in the mix of products sold;
o    quality control of products sold; and
o    the timing of our ultimate sale of the MTC business.

     Additional factors that may affect our quarterly operating results in general include, among others:

o    changes in our operating expenses;
o    expenses relating to potential acquisitions
o    personnel changes;
o    disruption in sources of supply;
o    capital spending;
o    delays of payments by customers; and
o    general economic conditions.

     Because of the foregoing factors, we cannot predict with any significant degree of certainty our quarterly revenue and operating results. It is likely that in one or more future quarters our results may fall below the expectations of analysts and investors. In such event, the trading price of our common stock would likely decrease.

Issuance of Common Stock Pursuant to Existing Obligations Will Result in Dilution to the Common Stockholders

     We have several obligations to issue common stock. The issuance of common stock as a result of these obligations could result in significant dilution to the holders of our common stock. We have reserved a total of 8,274,848 shares of common stock to provide for these obligations, although we could issue materially less than all of such shares.

     We have reserved 2,760,963 shares of common stock for issuance upon the exercise of options and warrants or conversion of our convertible subordinated debentures, 1,513,885 shares of common stock for issuance under our cable affiliate incentive programs, and 4,000,000 shares of common stock for issuance upon conversion of our outstanding series of preferred stock. In addition, we currently plan to issue an additional 500,000 shares of common stock to the shareholders of Intelligent Communications, Inc. as partial consideration for the purchase of Intelligent Communications, Inc.

     The 4,000,000 shares of common stock reserved for issuance upon the conversion of the preferred stock represent the maximum number of shares issuable upon such conversion, subject to stock splits and similar events. The number of shares of common stock that we will issue upon conversion of the Series B Preferred Stock and Series C Preferred Stock cannot be determined, and may change as the market price of the common stock changes. Generally, decreases in the market price of the common stock below the initial conversion prices would result in more shares of common stock being issued upon conversion of the Series B Preferred Stock and Series C Preferred Stock.

     The maximum conversion price of the Series B Preferred Stock is $13.20, but may increase to $14.30 on February 28, 1999 if the market price of the common stock on such date is at or above $14.30. The maximum conversion price of the Series C Preferred Stock is $9.00, but may increase to $9.75 on May 31, 1999 if the market price of the common stock on such date is at or above $9.75.

     The following table sets forth the number of shares of common stock issuable upon conversion of the outstanding preferred stock assuming the market price of the common stock is 25%, 50%, 75% and 100% of the market price of the common stock on December 31, 1998, which was $17.38 per share.

 Percent of Market
    Price          Series B Preferred Stock (1)     Series C Preferred Stock (2)
    -----          -------------------------        -------------------------
     25%                    2,000,000 (3)                     1,752,963
     50%                    1,179,696                           877,490
     75%                      786,162                           847,265
    100%                      776,633                           847,265
----------------

  (1) As of December 31, 1998, there were 10,251.56 shares of Series B Preferred stock outstanding. Each share has a stated value of $1,000. The conversion prices of the Series B Preferred Stock at 25%, 50%, 75% and 100% of the market price of $17.38 would be $4.35, $8.69, $13.04 and $13.20, respectively.
  (2) As of December 31, 1998, there were 7,625.39 shares of Series C Preferred Stock outstanding. Each share has a stated value of $1,000. The conversion prices of the Series C Preferred Stock at 25%, 50%, 75% and 100% of the market price of $14.81 would be $4.35, $8.69, $9.00 and $9.00, respectively.
  (3) The Series B Preferred Stock cannot convert into more than 2,000,000 shares of our common stock.

     To the extent any of these shares of common stock are issued, the market price of the common stock may decrease because of the additional shares on the market. If the actual price of the common stock decreases, the holders of such preferred stock could convert into greater amounts of common stock, the sales of which could further depress the stock price. In addition, the significant downward pressure on the market price of the common stock as the holders of the preferred stock convert and sell material amounts of common stock could encourage short sales by such holders or others. Such short sales would place further downward pressure on the price of the common stock.

     The conversion of the preferred stock and issuance of the common stock, may result in substantial dilution to the interests of other holders of common stock because each holder of preferred stock may ultimately convert and sell the full amount issuable upon conversion. The 4.99% ownership limitation contained in the preferred stock does not prevent the holders from converting into common stock and then selling such common stock to stay below the limitation, except that such holders cannot convert into more than 19.99% of our common stock unless we have received shareholder approval. The Company intends to seek shareholder approval for conversions in excess of 19.99% at the next Annual Meeting. In any event, the Series B Preferred Stock and Series C Preferred Stock each cannot convert into more than 2,000,000 shares of our common stock.

     In the event the 2,000,000 share cap for the Series C Preferred Stock is reached, we must either honor conversion requests over the 2,000,000 share cap or redeem the remaining Series C Preferred Stock, at its stated value of $1,000 per share plus accrued but unpaid dividends.

Possible Cash Payments to Holders of Preferred Stock.

     We are required by our Certificate of Incorporation and the rules of the American Stock Exchange to obtain shareholder approval prior to issuing more than 19.99% of our common stock upon conversion of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. If we do not obtain such shareholder approval, we will be required to make cash payments to holders of the Series B Preferred Stock, or Series C Preferred Stock who attempt to convert over the 19.99% limit, unless the Company obtains a waiver from the American
Stock Exchange rule or otherwise ceases to be subject to such rule. The cash payments would be equal to the number of shares of common stock than would have been issued absent the 19.99% limit multiplied by the average closing bid price to the attempted conversion.

     In the event the 2,000,000 share cap is reached with respect to the Series C Preferred Stock, the Company must either honor conversion requests or redeem the remaining Series C Preferred Stock. The market price of our common stock would have to fall to $3.75 or below for five days within a thirty day trading period to reach the 2,000,000 share cap.

     The following table sets forth the amount of such cash payment assuming (i) the market price of such common stock is 25%, 50%, 75%, 100%, 125%, 150% and 175% of the market price of the common stock on December 31, 1998, which was $17.38 per share; (ii) the floating rate mechanism of the Series B Preferred Stock and Series C Preferred Stock was in effect; and (iii) the maximum conversion price of the Series B Preferred Stock and Series C Preferred Stock was not increased. The actual cash payments may be significantly greater than those listed in the event the market price of our common stock increases above $30.42.



                     Cash Payment for Attempted Conversions
  Percentage of
 Market Price (1)  Series B Preferred Stock (2)  Series C Preferred Stock (2)       Total Cash Payments
 ----------------  ----------------------------  ----------------------------       -------------------

  25%  ($4.35)           $   5,736,206                 $   7,625,390                   $  13,361,596
  50%  ($8.69)               4,330,786                     7,625,390                      11,956,176
  75% ($13.04)              10,251,560                     2,163,775                      12,415,335
 100% ($17.38)              13,497,887                     2,883,927                      16,381,814
 125% ($21.73)              16,876,242                     3,605,738                      20,481,980
 150% ($26.07)              20,246,831                     4,325,890                      24,572,721
 175% ($30.42)              23,625,186                     6,047,702                      28,672,888


(1) The conversion prices of the Series B Preferred Stock at 25%, 50%, 75% of $17.38 would be $4.35, $8.69 and $13.04, respectively. For market prices greater than $13.20, the conversion price of the Series B Preferred Stock would be $13.20. The conversion prices for the Series C Preferred Stock at 25% and 50% of $17.38 would be $4.35 and $8.69, respectively. For market prices greater than $9.00, the conversion price of the Series C Preferred Stock would be $9.00.
(2) The Series B Preferred Stock cannot convert into more than 2,000,000 shares of common stock. Accordingly, cash payments cease once the Series B Preferred Stock has converted into, or received cash payments in lieu of converting into, an aggregate of 2,000,000 shares of common stock. The Series C Preferred Stock has a similar limitation. However, once the 2,000,000 share limit is reached, whether through cash payments or actual conversions, the Company must either redeem the remaining Series C Preferred Stock or continue to honor conversions.

     Such cash payments will adversely effect the Company's financial condition and ability to implement its business plan for ISP Channel, Inc. In addition, the Company will be required to raise funds elsewhere, which could be difficult in the event stockholder approval is not obtained. If the Company does not receive stockholder approval, there can be no assurance that the Company would be able to obtain adequate sources of additional capital. "Risk Factors - Possible Cash Payments to Holders of Preferred Stock."

We Rely Substantially on Our Cable Affiliates to Provide Our Internet Services to Subscribers

     The success of our business depends upon our relationship with our cable affiliates. Therefore, in addition to economic conditions, market conditions and factors relating to Internet service providers and on-line services specifically, our success and future business growth will also be subject to economic and other factors affecting our cable affiliates.

     We Do Not Have Direct Contact with Our Subscribers

     Because subscribers to the ISP Channel must subscribe through a cable affiliate, the cable affiliate (and not SoftNet) will substantially control the customer relationship with the subscriber. For example, under our existing contracts, cable affiliates are responsible for important functions, such as billing for and collecting ISP Channel subscription fees and providing the labor and costs associated with distribution of local marketing materials.

     Failure or Delay by Cable Operators to Upgrade Their Systems

     Certain ISP Channel services are dependent on the quality of the cable networks of our cable affiliates. Currently, most cable systems are capable of providing only information from the Internet to the subscribers, and require a telephone line to carry information from the subscriber to the Internet. These systems are called "one-way" cable systems. Cable operators have announced and begun making major upgrades to their systems to increase the capacity of their networks and to enable traffic both to and from the Internet over their networks, so-called "two-way capability." However, cable system operators have limited experience with implementing such upgrades. These investments have placed a significant strain on the financial, managerial, operational and other resources of cable system operators, most of which already maintain a significant amount of debt.

     Further, cable operators must periodically renew their franchises with city, county or state governments. These governmental bodies may impose technical and managerial conditions before granting a renewal, and these conditions may cause the cable operator to delay such upgrades.

     In addition, cable operators are primarily concerned with increasing television programming capacity to compete with other forms of entertainment delivery systems, such as direct broadcast satellite. Consequently, cable operators may choose not to upgrade their networks for two-way Internet capability. Such upgrades have been, and we expect will continue to be, subject to change, delay or cancellation. Cable operators' failure to complete these upgrades in a timely and satisfactory manner, or at all, would adversely affect the market for our products and services in any such operators' franchise area. In addition, cable operators may roll-out Internet access systems that are incompatible with our high-speed Internet access services. If repeated on a broad scale, such failures could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Unavailability of Two-Way Capability in Certain Markets and Its Uncertain Effect on Subscription Levels

     We provide Internet services to cable systems irrespective of their two-way capabilities. For "one-way" cable systems, we provide Internet services over cable systems to homes with a telephone line return path for data from the home. In those circumstances, our services may not provide the high speed access, quality of experience and availability of certain applications, such as video conferencing, necessary to attract and retain subscribers to the ISP Channel service. Subscribers using a telephone line return path will experience downstream data transmission speeds to the Internet that are provided by their analog modems (typically 28.8 Kbps). It is not clear what impact the lack of two-way capability will have on subscription levels for the ISP Channel.

We Depend on Exclusive Access to Cable Subscribers

     The success of our ISP Channel is dependent, in part, on our ability to gain exclusive access to cable consumers. Our ability to gain exclusive access to cable customers depends upon our ability to develop exclusive relationships with cable operators that are dominant within their geographic markets. We cannot assure that affiliated cable operators will not face competition in the future or that we will be able to establish and maintain exclusive relationships with cable operators. Currently, a number of our contracts with cable operators do not contain exclusivity provisions. Even if we are able to establish and maintain exclusive relationships with cable operators, we cannot assure the ability to do so on favorable terms or in sufficient quantities to be profitable. In addition, we are seeking affiliations with a large number of cable operators as quickly as possible because we will be excluded from providing Internet over cable in those areas served by cable operators with exclusive arrangements with other Internet service providers. Our contracts with cable affiliates typically range from three to seven years, and we cannot assure you that such contracts will be renewed on satisfactory terms. If the exclusive relationship between either us and our cable affiliates or our cable affiliates and their cable subscribers is impaired, if we do not become affiliated with a sufficient number of cable operators, or if we are not able to continue our relationship with a cable affiliate once the initial term of its contract has expired, our business, financial condition, prospects and ability to repay our debts could be materially adversely affected.

Impact of Research and Development Activities

     We expect to continue extensive research and development activities and to evaluate new product and service opportunities. These activities will require our continued investment in research and development and sales and marketing, which could adversely affect our short-term results of operations. We believe that future revenue growth and profitability will depend in part on our ability to develop and successfully market new products and services. Failure to increase revenues from new products and services, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on our business financial condition, prospects and ability to repay our debts.

Management of Our Expanding Business

     To exploit fully the market for our products and services, we must rapidly execute our sales strategy while managing anticipated growth through the use of effective planning and operating procedures. To manage our anticipated growth, we must, among other things:

o continue to develop and improve our operational, financial and management information systems;
o    hire and train additional qualified personnel;
o    continue to expand and upgrade core technologies; and
o effectively manage multiple relationships with various customers, suppliers and other third parties.

     Consequently, such expansion could place a significant strain on our services and support operations, sales and administrative personnel and other resources. We may, in the future, also experience difficulties meeting demand for our products and services. Additionally, if we are unable to provide training and support for our products, it will take longer to install our products and customer satisfaction may be lower. We cannot assure that our systems, procedures or controls will be adequate to support our operations or that management will be able to exploit fully the market for our products and services. Our failure to manage growth effectively could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Non-Exclusivity of Cable Franchises; Risk of Non-Renewal or Termination of Franchises

     Cable television companies operate under non-exclusive franchises granted by local or state authorities that are subject to renewal and renegotiation from time to time. A franchise is generally granted for a fixed term ranging from five to 15 years, but in many cases the franchise may be terminated if the franchisee fails to comply with the material provisions of the franchise. The Cable Television Consumer Protection and Competition Act of 1992 prohibits franchising authorities from granting exclusive cable television franchises and from unreasonably refusing to award additional competitive franchises. This Act also permits municipal authorities to operate cable television systems in their communities without franchises. We cannot assure that cable television companies having contracts with us will retain or renew their franchises. Non-renewal or termination of any such franchises would result in the termination of our contract with the applicable cable operator. If an affiliated cable operator were to lose its franchise, we would seek to affiliate with the successor to the franchisee. We cannot, however, assure an affiliation with such successor. In addition, affiliation with a successor could result in additional costs to us. If we cannot affiliate with replacement cable operators, our business, financial condition, prospects and ability to repay our debts could be materially adversely affected.

We May Lose Cable Affiliates Through Acquisition by Unaffiliated Cable Operators

     Under many of our initial contracts, if a cable affiliate is acquired by an unaffiliated cable operator that already has a relationship with one of our competitors or chooses not to enter into a contract with us, we may lose our ability to offer Internet services in the area served by such former cable affiliate entirely or on an exclusive basis. Such a loss could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

We Depend on Third-Party Technology

     The markets for the products and services we use are characterized by the following:

o         intense competition;
o         rapid technological advances;
o         evolving industry standards;
o         changes in subscriber requirements;
o         frequent new product introductions and enhancements; and
o         alternative service offerings.

     Because of these factors, we must rely upon third parties to develop and introduce technologies that enhance our current product and service offerings. Reliance on third parties enables us to develop and introduce our own products and services on a timely and cost-effective basis to meet changing customer needs and technological trends in our industries. If our relationship with such third parties is impaired or terminated, then we would have to find other developers on a timely basis or develop our own technology. We cannot predict whether we will be able to obtain the third-party technology necessary for continued development and introduction of new and enhanced products and services. In addition, we cannot predict whether we will obtain third-party technology on commercially reasonable terms or replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products or services. The absence of or any significant delay in the replacement of third-party technology would have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

We Depend on Third-Party Suppliers

     We currently depend on a limited number of suppliers for certain key products and services. In particular, we depend on Excite, Inc. for national content aggregation, 3Com Corporation and Com21, Inc. for headend and cable modem equipment, Cisco Systems, Inc. for specific network routing and switching equipment, and, among others, MCI Communications Corporation ("MCI") for national Internet backbone services. Certain of our cable modem and headend equipment suppliers are in litigation over their patents. We could experience disruptions in the delivery or increases in the prices of products and services purchased from vendors as a result of this intellectual property litigation. We cannot predict when delays in the delivery of key components and other products may occur due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limited availability in the suppliers' underlying raw materials. In addition, we may not have adequate remedies against such third parties as a result of breaches of their agreements with us. The inability to obtain sufficient key components or to develop alternative sources for such components could result in delays or reductions in our product shipments. If that were to happen, it could have a material adverse effect on our customer relationships, business, financial condition, prospects and ability to repay our debts.

We Depend on Third Party Carriers

     Our success will depend upon the capacity, reliability and security of the network used to carry data between our subscribers and the Internet. A significant portion of such network is owned by third parties, and accordingly we have no control over its quality and maintenance. We rely on cable operators to maintain their cable systems. In addition, we rely on other third parties to provide a connection from the cable system to the Internet. Currently, we have transit agreements with MCI, WorldCom, Sprint Communications Company, and others to support the exchange of traffic between our network operations center, cable system and the Internet. The failure of any other link in the delivery chain resulting in an interruption of our operations would have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

We Experience Intense Competition in Our Markets

     The markets for our products and services are intensely competitive, and we expect competition to increase in the future. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services or on-line content than we can. We cannot predict whether we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition, prospects or ability to repay our debts. Any increase in competition could reduce our gross margins, require increased spending by us on research and development and sales and marketing, and otherwise materially adversely affect our business, financial condition, prospects and ability to repay our debts.

     We face competition from many sources, which include:

o         Other cable-based access providers;
o         Telephony-based access providers; and
o         Alternative technologies, such as telecom-related solutions

     Cable-based Access Providers

     In the cable-based segment of the Internet access industry, we compete with other cable-based data services that are seeking to contract with cable system operators. These competitors include (1) systems integrators such as Convergence.com, Online System Services, HSAnet and Frontier Communications' Global Center business, and (2) Internet service providers such as Earthlink Network, Inc. ("Earthlink"), MindSpring Enterprises, Inc., and IDT Corporation. Several cable system operators have begun to provide high-speed Internet access services over their existing networks. The largest of these cable system operators are CableVision Systems Corporation, Comcast Corporation ("Comcast"), Cox Enterprise, Inc. ("Cox"), MediaOne Group, Inc., Tele-Communications, Inc. ("TCI") and Time Warner Inc. ("Time Warner"). TCI, Cox and Comcast market through At Home Corporation ("@Home") while Time Warner plans to market the RoadRunner service through Time Warner's own cable systems as well as to other cable system operators nationwide.

     Telephony-based Access Providers

     Some of our most direct competitors in the access markets are telephony-based access providers, including incumbent local exchange carriers, national interexchange or long distance carriers, fiber-based competitive local exchange carriers, ISPs, online service providers, wireless and satellite data service providers, and competitive local exchange carriers that use digital subscriber line technologies. Some of these competitors are among the largest companies in the country, including AT&T Corp and WorldCom, Inc. Other competitors include BBN Corporation, Earthlink, Netcom Online Communications Services, Inc., Concentric Network, and PSInet Inc. Internet access via the existing telephone infrastructure is widely available and inexpensive, and barriers to entry are low. The result is a highly competitive and fragmented market.

     Some of our potential competitors are offering diversified packages of telecommunications services to residential customers. If these companies bundle Internet access service with other telecommunications services, then we would be at a competitive disadvantage. Many of these companies are offering (or may soon offer) technologies that will attempt to compete with some or all of our Internet data service offerings. The bases of competition in these markets include:

o        transmission speed;
o        reliability of service;
o        ease of access;
o        ratio of price to performance;
o        ease of use;
o        content quality;
o        quality of presentation;
o        timeliness of content;
o        customer support;
o        brand recognition; and
o        operating experience and revenue sharing.

     Alternative Technologies

     In addition, the market for high-speed data transmission services is characterized by several competing technologies that offer alternative solutions. Competitive technologies include telecom-related wireline technologies, such as integrated services digital network and digital subscriber line technologies, and wireless technologies such as local multipoint distribution service, multichannel multipoint distribution service and direct broadcast satellite. Our prospects may be impaired by Federal Communications Commission ("FCC") rules and regulations, which are designed, at least in part, to increase competition in video and related services. The FCC has also created a General Wireless Communications Service in which licensees are afforded broad latitude in defining the nature and service area of the communications services they offer. The full impact of the General Wireless Communications Service remains to be seen. Nevertheless, all of these new technologies pose potential competition to our business. Significant market acceptance of alternative solutions for high-speed data transmission could decrease the demand for our services if such alternatives are viewed as providing faster access, greater reliability, increased cost-effectiveness or other advantages over cable solutions. Competition from telecom-related solutions is expected to be intense.

     We cannot predict whether and to what extent technological developments will have a material adverse effect on our competitive position. The rapid development of new competing technologies and standards increases the risk that current or new competitors could develop products and services that would reduce the competitiveness of our products and services. If that were to happen, it could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Increased Usage May Strain Our Capacity

     Because our ISP Channel service has been operational for a relatively short period of time, our ability to connect and manage a substantial number of on-line subscribers at high transmission speeds is unknown. In addition, we face risks related to our ability to scale up to expected subscriber levels while maintaining superior performance. While peak downstream data transmission speeds across the cable network approaches 30 megabits per second ("Mbps") in each 6 MHz channel, the actual downstream data transmission speeds for each cable subscriber will be significantly slower and will depend on a variety of factors, including:

o    actual speed provisioned for the subscriber's cable modem (for example, 500
     Kbps);
o quality of the server used to deliver content (for example, computer CPU speed and memory)
o    overall Internet traffic congestion;
o    the number of active subscribers on a given 6 MHz channel at the same time;
o the capability of cable modems used; and o the service quality of the cable affiliates' cable networks.

     As the number of subscribers increases, it may be necessary for our cable affiliates to add additional 6 MHz channels in order to maintain adequate data transmission speeds from the Internet. These additions would render such channels unavailable to such cable affiliates for video or other programming. We cannot assure you that our cable affiliates will provide additional capacity for this purpose. On two-way cable systems, the transmission data channel to the Internet is located in a range not used for broadcast by traditional cable networks and is more susceptible to interference than the transmission data channel from the Internet, resulting in a slower peak transmission speed to the Internet. In addition to the factors affecting data transmission speeds from the Internet , the interference level in the cable affiliates' data broadcast range to the Internet can materially affect actual data transmission speeds to the Internet. The actual data delivery speeds realized by subscribers will be significantly lower than peak data transmission speeds and will vary depending on the subscriber's hardware, operating system and software configurations. We cannot assure you that we will be able achieve or maintain data transmission speeds high enough to attract and retain our planned numbers of subscribers, especially as the number of subscribers to our services grows. Consequently, a perceived or actual failure by us to achieve or maintain high speed data transmission could significantly reduce consumer demand for our services and have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Risk of System Failure

     Our operations are dependent upon our ability to support a highly complex network and avoid damages from fires, earthquakes, floods, power losses, telecommunications failures, network software flaws, transmission cable cuts and similar events. The occurrence of any one of these events could cause interruptions in the services we provide. In addition, the failure of an incumbent local exchange carrier or other service provider to provide the communications capacity we require, as a result of a natural disaster, operational disruption or any other reason, could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Internet-Related Security Risks

     While we have taken substantial security measures, our networks or those of our cable affiliates may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet service providers and online service providers have experienced in the past, and may experience in the future, interruptions in service as a result of the accidental or intentional actions of Internet users. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in our computer systems and those of our subscribers. Such events may result in our liability to our subscribers and may deter others from becoming subscribers, which could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts. Although we intend to continue using industry-standard security measures, such measures have been circumvented in the past, and we cannot assure you that these measures will not be circumvented in the future. Moreover, we have no control over the security measures that our cable affiliates adopt. Eliminating computer viruses and alleviating other security problems may cause our subscribers delays due to interruptions or cessation of service. Such delays could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

     We Must Provide High-Quality Content and the Market for High-Quality Content Has Only Recently Begun to Develop

     A key part of our strategy is to provide Internet users a more compelling interactive experience than the one currently available to customers of dial-up Internet service providers and online service providers. We believe that, in addition to providing high-speed, high-performance Internet access, to be successful we must also develop and aggregate high-quality multimedia content. Our success in providing and aggregating such content will depend in part on:

o our ability to develop a customer base large enough to justify investments in the development of such content;

o the ability of content providers to create and support high-quality multimedia content; and

o our ability to aggregate content offerings in a manner subscribers find attractive.

     We cannot assure you that we will be successful in these endeavors. In addition, the market for high-quality multimedia Internet content has only recently begun to develop and is rapidly evolving, and there is significant competition among Internet service providers and online service providers for obtaining such content. If the market fails to develop, or develops more slowly than expected, or if competition increases, or if our content offerings do not achieve or sustain market acceptance, our business, financial condition, prospects and ability to repay our debts will be materially adversely affected.

We Will Depend in Part on Advertising Revenues

     The success of our ISP Channel depends in part on our ability to draw advertisers to the ISP Channel. We expect to derive significant revenues from advertisements placed on co-branded and ISP Channel web pages and "click through" revenues from products and services purchased through links from the ISP Channel to vendors. We believe that we can leverage the ISP Channel to provide demographic information to advertisers to help them better target prospective customers. Nonetheless, we have not generated any significant advertising revenue yet and we cannot assure you that advertisers will find such information useful or will choose to advertise through the ISP Channel. Therefore, we cannot assure you that we will be able to attract advertising revenues in quantities and at rates that are satisfactory to us. The failure to do so could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Risks Associated with Promoting the ISP Channel Brand

     We believe that establishing and maintaining the ISP Channel brand are critical to attract and expand our subscriber base. Promotion of the ISP Channel brand will depend on several factors, including:

o our success in providing high-speed, high-quality consumer and business Internet products, services and content;
o    the marketing efforts of our cable affiliates; and
o    the reliability of our cable affiliates' networks and services.

     We cannot assure you that any of these factors will be achieved. We have little control over our cable affiliates' marketing efforts or the reliability of their networks and services.

     If consumers and businesses do not perceive our existing products and services as high quality or we introduce new products or services or enter into new business ventures that are not favorably received by consumers and businesses, then we will be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, to the extent that the ISP Channel service is unavailable, we risk frustrating potential subscribers who are unable to access our products and services.

     Furthermore, we may need to devote substantial resources to create and maintain a distinct brand loyalty among customers, to attract and retain subscribers, and to promote and maintain the ISP Channel brand in a very competitive market. If we are unsuccessful in establishing or maintaining the ISP Channel brand or if we incur excessive expenses in promoting and maintaining our brand, our business, financial condition, prospects and ability to repay our debts would be materially adversely affected.

Billing and Collections Risks

     We have recently begun the process of designing and implementing our billing and collections system for the ISP Channel. We intend to bill for our services over the Internet and, in most cases, to collect these invoices through payments received via the Internet. Such invoices and payments have security risks. Given the complexities of such a system, we cannot assure you that we will be successful in developing and launching the system in a timely manner or that we will be able to scale the system quickly and efficiently if the number of subscribers requiring such a billing format increases. Currently, our cable affiliates are responsible for billing and collection for our Internet access services. As a result, we have little or no control over the accuracy and timeliness of the invoices or over collection efforts. Given our relatively limited history with billing and collection for Internet services, we cannot predict the extent to which we may experience bad debts or our ability to minimize such bad debts. If we encounter significant problems with our billing and collections process, our business, financial condition, prospects and ability to repay our debts could be materially adversely affected.

We Depend on the Growth and Evolution of the Internet

     Market acceptance of our Internet services substantially depends upon the growth and evolution of the Internet in ways that are best suited for our products and services. High-speed cable-based Internet access is of greatest value to consumers of multimedia and other bandwidth-intensive content. The nature of the content available over the Internet and the technologies available to access that content are evolving rapidly, and thus, we cannot assure you that those applications most favorable to our services and technology will be widely accepted by the marketplace.

     Because the number of Internet users and level of use continue to grow significantly, we cannot assure you that the Internet infrastructure will be able to support this increased demand or that the performance or reliability of the Internet will not be adversely affected. The Internet could lose its commercial viability due to delays in the development or adoption of new standards to handle increased levels of Internet activity. In addition, we cannot assure you that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed. In particular, the Internet has only recently become a medium for advertising and electronic commerce. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, our business, financial condition, prospects and ability to repay our debts could be materially adversely affected.

Potential Liability for Defamatory or Indecent Content

     The law relating to liability of Internet service providers and online service providers for information carried on or disseminated through their networks is currently unsettled. A number of lawsuits have sought to impose such liability for defamatory speech and indecent materials. Congress has attempted to impose such liability, in some circumstances, for transmission of obscene or indecent materials. In one case, a court has held that an online service providers could be found liable for defamatory matter provided through its service, on the ground that the service provider exercised active editorial control over postings to its service. Because of the potential liability for materials carried on or disseminated through our systems, we may have to implement measures to reduce our exposure to such liability. Such measures may require the expenditure of substantial resources or the discontinuation of certain products or services. Any imposition of liability on our Company for information carried on the Internet could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Potential Liability for Information Retrieved and Replicated

     Because subscribers download and redistribute materials that are cached or replicated by us in connection with our Internet services, claims could be made against us or our cable affiliates under both U.S. and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of such materials. You should know that these types of claims have been successfully brought against online service providers. In particular, copyright and trademark laws are evolving both domestically and internationally, and it is uncertain how broadly the rights provided under these laws will be applied to on-line environments. It is impossible for us to determine who the potential rights holders may be with respect to all materials available through our services. In addition, a number of third-party owners of patents have claimed to hold patents that cover various forms of on-line transactions or on-line technology. As with other online service providers, patent claims could be asserted against us based upon our services or technologies. Our liability insurance may not cover these types of potential claims or may not be adequate to indemnify us for all liability that may be imposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Risks of Developing New Products and Services in the Face of Rapidly Evolving Technology

     Our Products and Services

     Our future development efforts may not result in commercially successful products and services or our products and services may be rendered obsolete by changing technology, new industry standards or new product announcements by competitors.

     For example, we expect digital set-top boxes capable of supporting high-speed Internet access services to be commercially available in the next 18 months. Set top boxes will enable subscribers to access the Internet without a computer. Although the widespread availability of set-top boxes could increase the demand for our Internet service, the demand for set-top boxes may never reach the level we and industry experts have estimated. Even if set-top boxes do reach this level of popularity, we cannot assure you that we will be able to capitalize on such demand. If this scenario occurs or if other technologies or standards applicable to our products or services become obsolete or fail to gain widespread commercial acceptance, then our business, financial condition, prospects and ability to repay our debts will be materially adversely affected.

     Our ability to adapt to changes in technology and industry standards, and to develop and introduce new and enhanced products and service offerings, will determine whether we can maintain or improve our competitive position and our prospects for growth. However, the following factors may hinder our efforts to introduce and sell new products and services:

o    rapid  technological   changes  in  the  Internet  and   telecommunications
     industries;
o    the lengthy product approval and purchase process of our customers; and
o our reliance on third-party technology for the development of new products and services.

     Suppliers' Products

     The technology underlying our capital equipment, such as headends and cable modems, continues to evolve and, accordingly, our equipment could become out-of-date or obsolete prior to the time we originally intended to replace it. If this occurs, we may need to purchase substantial amounts of new capital equipment, which could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

     Competitors' Products

     The introduction by our competitors of products or services embodying, or purporting to embody, new technology could also render our existing products and services, as well as products or services under development, obsolete and unmarketable. Internet, telecommunications and cable technologies are evolving rapidly. Many large corporations, including large telecommunications providers, Regional Bell Operating Companies ("RBOCs") and telecommunications equipment providers, as well as large cable system operators, regularly announce new and planned technologies and service offerings that could impact the market for our services. The announcements can delay purchasing decisions by our customers and confuse the marketplace regarding available alternatives. Such announcements could, in the future, adversely impact our business, financial condition, prospects and ability to repay our debts.

     In addition, we cannot assure you that we will have the financial and manufacturing resources necessary to continue successful development of new products or services based on emerging technologies. Moreover, due to intense competition, there may be a time-limited market opportunity for our cable-based consumer and business Internet services. Our services may not achieve widespread acceptance before competitors offer products and services with speed and performance similar to our current offerings. In addition, the widespread adoption of new Internet or telecommuting technologies or standards, cable-based or otherwise, could require substantial and costly modifications to our equipment, products and services and could fundamentally alter the character, viability and frequency of Internet-based advertising, either of which could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Risks Related to Our Purchase of Intelligent Communications, Inc.

     On November 22, 1998, we signed an agreement to purchase Intelligent Communications, Inc., a provider of two-way satellite Internet access options using very small aperture terminal ("VSAT") technology. We expect to close the purchase of Intelligent Communications by June 30, 1999, although we cannot assure you that the transaction will close on schedule, if at all. Acquisitions involve many risks including potential negative effects on our reported results of operations from acquisition-related charges and amortization of goodwill and purchased technology. In addition, the Intelligent Communications acquisition is structured as a purchase by us of all of the outstanding stock of Intelligent Communications. As a result, upon completion of the acquisition, we will assume all liabilities of Intelligent Communications. It is possible that we are not aware of all of the liabilities of Intelligent Communications and that upon completion of the acquisition, we will have assumed greater liabilities that we expected.

     As with mergers generally, this merger presents important challenges and risks. Achieving the anticipated benefits of the merger will depend, in part, upon whether the integration of the two companies' businesses is achieved in an efficient, cost-effective and timely manner, but we cannot assure that this will occur. The successful combination of the two businesses will require, among other things, the timely integration of the companies' product and service offerings and the coordination of the companies' research and development efforts. We cannot assure you that integration will be accomplished smoothly, on time or successfully. Although the management teams of both SoftNet and Intelligent Communications believe that the merger will benefit both companies, we cannot assure you that the merger will be successful. In addition, the purchase of Intelligent Communications, Inc. presents new risks to us, including the following:

     Dependence on VSAT Market

     One of the reasons we have agreed to purchase Intelligent Communications was to be able to provide two-way satellite Internet access options to our customers using VSAT satellite technology. However, the market for VSAT communications networks and services may not continue to grow or VSAT technology may be replaced by an alternative technology. A significant decline in this market or the replacement of the existing VSAT technology by an alternative technology could adversely affect our business, financial condition, prospects and ability to repay our debts.

     Risk of Damage, Loss or Malfunction of Satellite

     The loss, damage or destruction of any of the satellites used by Intelligent Communications as a result of military actions or acts of war, anti-satellite devices, electrostatic storm or collision with space debris, or a temporary or permanent malfunction of any of these satellites, would likely result in interruption of Internet services we provide over the satellites which could adversely affect our business, financial condition, prospects and ability to repay our debts.

     In addition, use of the satellites to provide Internet services requires a direct line of sight between the satellite and the cable headend and is subject to distance and rain attenuation. In certain markets which experience heavy rainfall, transmission links must be engineered for shorter distances and greater power to maintain transmission quality. Such engineering changes may increase the cost of providing service.

     Equipment Failure and Interruption of Service

     Our operations will require that its network, including the satellite connections operate on a continuous basis. It is not unusual for networks, including switching facilities to experience periodic service interruption and equipment failures. It is therefore possible that the network facilities we use may from time to time experience interruptions or equipment failures, which would negatively affect consumer confidence as well as our business operations and reputation.

     Dependence on Leases for Satellites

     Intelligent Communications currently leases satellite space from GE. If for any reason, the leases were to be terminated, we cannot assure you that we could renew the leases for the satellites on favorable terms, if at all. We have not identified alternative providers and believe that any new leases would probably be more costly to us. In any case, we cannot assure you that an alternative provider of satellite services would be available, or, if available, would be available on terms favorable to us.

     Government Regulation

     The VSAT satellite industry is a highly regulated industry, both domestically and internationally. In the United States, operation and use of VSAT satellites requires licenses from the Federal Communications Commission. The U.S. government generally reserves the right to interrupt service during periods of national emergency when U.S. national security interests are affected. The threat of such interruptions or service could adversely affect our ability to market our Internet services to certain end-user customers.

     As a lessee of satellite space, we could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, that modify the present regulatory environment in the United States.

     While we believe that our lessors will be able to obtain all U.S. licenses and authorizations necessary to operate effectively, we cannot assure you that we our lessors will be successful in doing so. Our failure to indirectly obtain some or all necessary licenses or approvals could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Acquisition-Related Risks

     In addition to the recent acquisition of Intelligent Communications, Inc., we may acquire other businesses that we believe will complement our existing business. We cannot predict if or when any prospective acquisitions will occur or the likelihood that they will be completed on favorable terms.

     Acquiring a business involves many risks, including:

o potential disruption of our ongoing business and diversion of resources and management time;
o    incurrence of unforeseen obligations or liabilities
o possible inability of management to maintain uniform standards, controls, procedures and policies;
o    difficulty assimilating the acquired operations and personnel;
o risks of entering markets in which we have little or no direct prior experience; and
o potential impairment of relationships with employees or customers as a result of changes in management.

     We cannot assure that we will make any acquisitions or that we will be able to obtain additional financing for such acquisitions, if necessary. If any acquisitions are made, we cannot assure that we will be able to successfully integrate the acquired business into our operations or that the acquired business will perform as expected.

We Depend on Certain Key Personnel

     Our success depends, in large part, on our ability to attract and retain qualified technical, marketing, sales and management personnel. With the expansion of our ISP Channel, we are currently seeking new employees. However, competition for such personnel is intense in our business, and thus, we may be unsuccessful in our hiring efforts. To launch our ISP Channel concept on a large-scale basis, we have recently assembled a new management team, most of whom have been with us for less than six months. The loss of any member of the new team, or failure to attract or retain other key employees, could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Impact of Direct and Indirect Government Regulation on Our Business

     Currently, neither the FCC nor any other federal or state communications regulatory agency directly regulates our services. However, any changes in law or regulation relating to Internet connectivity and telecommunications markets could affect the nature, scope and prices of our services. Such changes include those that directly or indirectly affect costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from the RBOCs or other telecommunications companies.

     Possibility of Changes in Law or Regulation

     For example, proceedings are pending at the FCC to determine whether, and to what extent, ISPs should be considered "telecommunications carriers" and, if so, whether they should be required to contribute to the Universal Service Fund. Although the FCC has decided for the moment that ISPs are not telecommunications carriers, that decision is not yet final and is being challenged by various parties, including the RBOCs. Some members of Congress have also challenged the FCC's conclusion. Congressional dissatisfaction with the FCC's conclusions could lead to further changes to the FCC's governing law. The FCC is also considering whether to approve a proposed merger between AT&T and TCI, which was announced by the two companies on June 24, 1998. A number of parties, particularly the OSPs, have argued that the FCC should approve the merger only if the Commission requires the AT&T/TCI combination to provide unaffiliated ISPs with unbundled, open access to the cable platform whenever that platform is being used by an AT&T/TCI affiliate to provide Internet services. Other parties have argued that the FCC should examine industry-wide issues surrounding open access to cable-provided Internet service in a generic rulemaking, rather than in the specific, adjudicatory context of a merger evaluation. We cannot predict the outcome or scope of the FCC's action. Nor can we predict the impact, if any, that future legal or regulatory changes might have on our business.

Regulations Affecting the Cable Industry May Discourage Cable Operators from Upgrading Their Systems

     In addition, regulation of cable television may affect the speed at which our cable affiliates upgrade their cable infrastructures to two-way hybrid fiber coaxial cable. Currently, our cable affiliates have generally elected to classify the distribution of our services as "additional cable services" under their respective franchise agreements, and accordingly pay franchise fees. However, the election by cable operators to classify Internet access as an additional cable service may be challenged before the FCC, the courts or Congress, and any change in the classification of service could have a potentially adverse impact on our company.

Our Cable Affiliates May Be Subject to Multiple Franchise Fees for Distributing Our Services

     Another possible risk is that local franchise authorities may subject the cable affiliates to higher or additional franchise fees or taxes or otherwise require them to obtain additional franchises in connection with distribution of our services. There are thousands of franchise authorities in the United States alone, and thus it will be difficult or impossible for us or our cable affiliates to operate under a unified set of franchise requirements.

Possible Negative Consequences if Cable Operators are Classified as Common Carriers

     If the FCC or another governmental agency classifies cable system operators as "common carriers" or "telecommunications carriers" because they provide
Internet services, or if cable system operators themselves seek such classification as a means of limiting their liability, we could lose our rights as the exclusive ISP for some of our cable affiliates. In addition, if we or our cable affiliates are classified as common carriers or telecommunications carriers, we could be subject to government-regulated tariff schedules for the amounts we charge for our services. To the extent we increase the number of foreign jurisdictions in which we offer our services, we will be subject to further governmental regulation.

Import Restrictions May Affect the Delivery Schedules and Costs of Supplies from Foreign Shippers

     In addition, we obtain some of the components for our products and services from foreign suppliers which may be subject to tariffs, duties and other import restrictions. Any changes in law or regulation including those discussed above, whether in the United States or elsewhere, could materially adversely affect our business, financial condition, prospects and ability to repay our debts.

Failure to Sell KCI and MTC

     We have announced the planned sale of KCI and MTC to two separate buyers. We intend to apply the proceeds of such a sale toward the repayment of debt and the expansion of our ISP Channel. However, we cannot assure you that these efforts will be successful. In the absence of such a sale, management's attention could be substantially diverted to operate or otherwise dispose of KCI and MTC. If a sale of KCI or MTC is delayed, its value could be diminished. Moreover, KCI or MTC could incur losses and operate on a negative cash flow basis in the future. Thus, any delay in finding a buyer or failure to sell these divisions could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Absence of Dividends

     We have not historically paid any cash dividends on our common stock and do not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, our debt obligations and other factors the Board of Directors deems relevant. We currently intend to retain our earnings, if any, to finance the development and expansion of our ISP Channel. Our Certificate of Incorporation (1) prohibits the payment of cash dividends on our common stock, without the approval of the holders of the convertible preferred stock and (2) upon liquidation of our Company, requires us to pay the holders of the convertible preferred stock before we make any payments to the holders of our common stock. You should also know that some of our financing agreements restrict our ability to pay dividends on our common stock.

Volatility of Stock Price

     The market price for our common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

o        announcements of developments related to our business;
o        fluctuations in our results of operations;
o        sales of substantial amounts of our securities into the marketplace;
o        general conditions in our industries or the worldwide economy;
o        an outbreak of war or hostilities;
o a shortfall in revenues or earnings compared to securities analysts' expectations;
o        changes in analysts' recommendations or projections;
o        announcements of new products or services by us or our competitors; and
o        changes in our relationships with our suppliers or customers.

     The market price of our common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and thus, the current market price may not be indicative of future market prices.

Prospective Anti-Takeover Provisions

     We are a New York corporation. We intend to solicit shareholder approval to reincorporate in Delaware. Both the New York Business Corporation Law and the Delaware General Corporation Law contain certain provisions that may discourage, delay or make a change in control of our Company more difficult or prevent the removal of incumbent directors. In addition, our proposed Certificate of Incorporation and Bylaws for the Delaware corporation would have certain provisions that have the same effect. These provisions may have a negative impact on the price of our common stock and may discourage third-party bidders from making a bid for our Company or may reduce any premiums paid to shareholders for their common stock.

Year 2000 Issues

     Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because such computer programs would not properly recognize a year that begins with "20" instead of "19". This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Issue" or "Y2K Issue". We have formulated a Y2K Plan to address our Y2K issues and has created a Y2K Task Force headed by the Director of I/S and Data Services to implement the plan. Our Y2K Plan has six phases:

          Organizational Awareness - educate our employees, senior management, and the board of directors about the Y2K issue.

          Inventory - complete inventory of internal business systems and their relative priority to continuing business operations. In addition,this phase includes a complete inventory of critical vendors, suppliers and service providers and their Y2K compliance status.

          Assessment - assessment of internal business systems and critical vendors, suppliers and service providers and their Y2K compliance status.

          Planning - preparing the individual project plans and project teams and other required internal and external resources to implement the required solutions for Y2K compliance.

          Execution - implementation of the solutions and fixes.

          Validation - testing the solutions for Y2K compliance.

     Our Y2K Plan will apply to two areas:

          o  internal business systems;
          o  compliance  by external  customers  and  providers


Internal Business Systems

     Our internal business systems and workstation business applications will be a primary area of focus. We are in the unique position of completing the implementation of new enterprise-wide business solutions to replace existing manual processes and/or "home grown" applications during 1999. These solutions are represented by their vendors as being fully Y2K compliant We have few, if any, "legacy" applications that will need to be evaluated for Y2K compliance.

     We plan to have completed the Inventory and Assessment Phases of substantially all critical internal business systems by January 31, 1999, with the Planning Phase to be completed by March 31, 1999. The Execution and
Validation Phases will be completed by August 31, 1999. We expect to be Y2K compliant on all critical systems, which rely on the calendar year before December 31, 1999.

     Some non-critical systems may not be addressed until after January 2000. However, we believe such systems will not cause significant disruptions in our operations.

Compliance by External Customers and Providers

     We are in the process of the inventory and assessment phases of our critical suppliers, service providers and contractors to determine the extent to which our interface systems are susceptible to those third parties' failure to remedy their own Y2K issues. We expect that assessment will be complete by May 1999. To the extent that responses to Y2K readiness are unsatisfactory, we intend to change suppliers, service providers or contractors to those that have demonstrated Y2K readiness; but can not be assured that we will be successful in finding such alternative suppliers, service providers and contractors. We do not currently have any formal information concerning the status of our customers but have received indications that most of our customers are working on Y2K compliance.

Risks Associated with Y2K

     We believe the major risk associated with the Y2K Issue is the ability of our key business partners and vendors to resolve their own Y2K Issues. We will spend a great deal of time over the next several months, working closely with suppliers and vendors, to assure their compliance.

     Should a situation occur where a key partner or vendor is unable to resolve their Y2K issue, we will be in a position to change to Y2K compliant partners and vendors.

Cost to Address Y2K Issues

     Since we are in the unique position implementing new enterprise wide business solutions to replace existing manual processes and/or "home grown" applications., there will be little, if any, Y2K changes required to existing business applications. All of the new business applications implemented (or in the process of being implemented in 1999) are represented as being Y2K compliant.

     We currently believe that implementing our Y2K Plan will not have a material effect on our financial position.

Contingency Plan

     We have not formulated a contingency plan at this time but expect to have specific contingency plans in place prior to September 30, 1999.

Summary

     We anticipate that the Y2K Issue will not have a material adverse effect on our financial position or results of operations. There can be no assurance, however, that the systems of other companies or government entities, on which we rely for supplies, cash payments, and future business, will be timely converted, or that a failure to convert by another company or government entities, would not have a material adverse effect on our financial position or results of operations. If third party service providers and vendors, due to Y2K Issues, fail to provide us with components, materials, or services which are necessary to deliver our services and product offerings, with sufficient electrical power and transportation infrastructure to deliver our services and product offerings, then any such failure could have a material adverse effect on our ability to conduct business, as well as our financial position and results of operations.


Item 2.  Properties

     The Company currently leases 35,550 square feet of office space in Mountain View, California. The Company has signed a seven year lease for approximately 33,660 square feet in a state of the art facility at 650 Townsend Street, San Francisco, California. The Company intends to move its corporate offices and most of the operations associated with ISP Channel to 16,830 square feet of this space in the first calendar quarter of 1999. The remaining 16,830 square feet will be available in the third calendar quarter of 1999 to accommodate the Company's anticipated expansion. Subsequent to this move, ISP Channel will maintain 22,800 square feet of leased space in Mountain View, California to accommodate its Internet network operation center and call center.

     MTC currently leases approximately 25,700 square feet in Mountain View, California.

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

     None

                                                      PART II

          Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company is principally traded on the American Stock Exchange ("AMEX: SOF"). The high and low sales prices for the stock reported on AMEX for each quarterly period during the past two fiscal years were as follows:

         Quarter Ending                             High              Low
         ---------------                          -------           -------

         1997
         ----
         December 31, 1996                              6            4-5/16
         March 31, 1997                             7-1/4             4-1/4
         June 30, 1997                              6-3/8             4-1/8
         September 30, 1997                         6-3/4             5-1/8

         1998
         ----
         December 31, 1997                         8-7/16            6-9/16
         March 31, 1998                             7-1/4            6-3/16
         June 30, 1998                             15-3/8            7-3/16
         September 30, 1998                        18-3/8             7-3/4

There were approximately 311 record holders of the stock as of November 30, 1998. The closing price for the stock on November 30, 1998 was $16-3/8. The Company paid no dividends on its common stock during the period October 1, 1994 to September 30, 1998. Other than restrictions that may be part of various debt instruments, the Company does not have any legal restriction on paying dividends. However, the Company does not intend to pay dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Since December 31, 1997, the Company has issued three series of its 5% convertible preferred stock denominated Series A Convertible Preferred Stock (the "Series A Preferred Stock"), Series B Convertible Preferred Stock (the
"Series B  Preferred  Stock")  and  Series C  Convertible  Preferred  Stock (the
"Series C Preferred Stock"). In addition, the Company has agreed to issue, pursuant to a mutually binding stock purchase agreement, a fourth series of its 5% convertible preferred stock denominated Series D Convertible Preferred Stock (the "Series D Preferred Stock") with the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, the ("Preferred Stock"). In connection with the issuance of the 5% Preferred Stock, the Company has also issued (or, in the case of the Series D Preferred Stock, agreed to issue) warrants to purchase its common stock (the "Preferred Warrants"). Proceeds from the sale of the Preferred Stock and the Preferred Warrants are being used to fund the expenditures incurred in the continuing expansion of the Company's
Internet business, particularly the ISP Channel service, and for general corporate purposes.

On December 31, 1997, the Company issued to RGC International Investors, LDC ("RGC"), 5,000 shares of its Series A Preferred Stock and warrants to purchase 150,000 shares of common stock (the "Series A Warrants") for an aggregate purchase price of $5,000,000. $435,000 of the purchase price has been allocated to the value of the Series A Warrants. The conversion price of the Series A Preferred Stock is equal to the lower of $8.28 per share and the lowest consecutive two day average closing price of the common stock during the 20 day trading period immediately prior to such conversion. The sale was arranged by Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group ("SPIF"), which received a fee of $250,000 plus warrants to purchase 20,000 shares of common stock, which are exercisable at $6.625 and expire on December 31, 2000. The Series A Preferred Stock was issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. During fiscal 1998, RGC received 101 shares of Series A Preferred Stock as dividends paid in kind and converted 2,000 shares of the Series A Preferred Stock, plus accrued dividends, into 299,946 shares of common stock. Subsequent to September 30, 1998, RGC converted the remaining 3,101 shares of Series A Preferred Stock, plus accrued dividends, into 413,018 shares of common stock.

On May 28, 1998, the Company issued to RGC and Shoreline Associates I, LLC ("Shoreline"), 9,000 and 1,000 shares, respectively, of its Series B Preferred Stock and warrants to purchase 180,000 and 20,000 shares, respectively, of common stock (the "Series B Warrants") for an aggregate purchase price of $10,000,000. $900,000 of the purchase price has been allocated to the value of the Series B Warrants. Prior to February 28, 1999, the conversion price of the Series B Preferred Stock is equal to $13.20 per share. Thereafter, the conversion price of the Series B Preferred Stock is equal to the lower of $13.20 per share and the lowest five day average closing price of the common stock during the 20 day trading period immediately prior to such conversion. The sale was arranged by SPIF, which received a fee of $500,000 plus warrants to purchase 50,000 shares of common stock, which are exercisable at $11.00 and expire on May 28, 2002. The Series B Preferred Stock was issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. During fiscal 1998, RGC and Shoreline received 112.5 and 12.5 shares, respectively, of Series B Preferred Stock as dividends paid in kind.

On August 31, 1998, the Company issued to RGC 7,500 shares of its Series C Preferred Stock and warrants to purchase 93,750 shares of common stock (the "Series C Warrants") for an aggregate purchase price of $7,500,000. $277,000 of the purchase price has been allocated to the value of the Series C Warrants. Prior to May 31, 1999, the conversion price of the Series C Preferred Stock is equal to $9.00 per share. Thereafter, the conversion price of the Series C Preferred Stock is equal to the lower of $9.00 per share and the lowest five day average closing price of the common stock during the 30-day trading period immediately prior to such conversion. The sale was arranged by SPIF, which received a fee of $375,000 plus warrants to purchase 26,250 shares of common stock, which are exercisable at $7.50 and expire on August 31, 2002. The Series C Preferred Stock was issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. During fiscal 1998, RGC received 31 shares of Series C Preferred Stock as dividends paid in kind.

Each series of the Preferred Stock has similar rights and privileges, and each share of the Preferred Stock has a par value of $0.10 and a face amount of $1,000. The Preferred Stock is convertible into the number of shares of common stock determined by dividing the face amount of the Preferred Stock being converted by the applicable conversion price. A holder of the Series A Preferred Stock or the Series B Preferred Stock cannot convert its Series A Preferred Stock or Series B Preferred Stock in the event such conversion would result in its beneficially owning more than 4.99% of the Company's common stock, (not including shares underlying the Series A Preferred Stock or the Series A Warrants for the Series A Preferred Stock conversions, or the Series B Preferred Stock or the Series B Warrants for the Series B Preferred Stock conversions), but they may waive this prohibition by providing the Company a notice of election to convert at least 61 days prior to such conversion. Similarly, a holder of the Series C Preferred Stock or Series D Preferred Stock cannot convert its Series C Preferred Stock or Series D Preferred Stock in the event such conversion would result in beneficially owning more than 4.99% of the Company's common stock (not including shares underlying the Series C Preferred Stock or the Series C Warrants for the Series C Preferred stock conversion or the shares underlying the Series D Preferred Stock or the Series D Warrants for the Series D Preferred stock conversions). Notwithstanding this limitation, the holders of the Preferred Stock cannot convert into an aggregate of more than 19.99% of the Company's common stock without the approval of the Company's common shareholders or the American Stock Exchange. In addition, the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock each cannot convert into more than 2,000,000 shares of common stock.

In January 1998, the Company issued $1,443,750 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002 to Mr. R. C. W. Mauran, a beneficial owner of more than 5% of the Company's common stock, in exchange for the assignment to the Company of certain equipment leases and other consideration, all of which have been assimilated into the business of Micrographic Technology Corporation. The debentures are convertible into common stock of the Company, at $8.25 per share, after December 31, 1998. These securities are exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

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

In September 1995, the Company issued $2,856,700 of its 9% Convertible Subordinated Debentures due September 2000 in conjunction with the acquisition of Micrographic Technology Corporation ("MTC"). The debentures were issued to the shareholders of Micrographic Technology Corporation as partial consideration for the acquisition. These 9% debentures have a conversion price of $6.75. These securities are exempt under Section 4(2) of the Securities Act. During fiscal 1998, the Company issued 123,377 shares of common stock pursuant to the conversion of $832,806 of convertible debt by seven separate holders of these debentures. During fiscal 1997, the Company issued 35,104 shares of common stock pursuant to the conversion of $236,952 of convertible debt by four separate holders of these debentures.

Also during September 1995, in association with the acquisition of MTC, the Company assumed $1,800,000 of 6% Convertible Subordinated Secured Debentures due February 2002. These 6% debentures are subject to redemption at the option of the Company at face value, provided however, that the Company issues common share purchase warrants to purchase the same number of shares as would have been issuable if the debentures were converted. These debentures are convertible into the Company's common stock at $8.10 per share. These securities are exempt under
Section 4(2) of the Securities Act. During fiscal 1998, the Company issued 7,407 shares of the Company's common stock pursuant to the conversion of $60,000 of these convertible debentures by a single holder of these debentures. During fiscal 1996, the Company issued 125,925 shares of common stock pursuant to the conversion of $1,020,000 of these convertible debentures by ten separate holders of these debentures.

In December 1994, the Company issued $2,189,500 of its 9% Convertible Subordinated Notes due December 1998 in a private placement transacted without the use of an underwriter. The proceeds were used for general corporate purposes. These 9% notes have a conversion price of $5.00. These securities are exempt under Section 4(2) of the Securities Act. During fiscal 1998, the Company issued 5,000 shares of common stock pursuant to the conversion of $25,000 of these convertible notes by a single holder of these notes. During fiscal 1997, the Company issued 10,000 shares of common stock pursuant to the conversion of $50,000 of these convertible notes by a single holder of these notes. During fiscal 1996, the Company issued 422,898 shares of common stock pursuant to the conversion of $2,114,500 of these convertible notes by seventeen individual holders of these notes.

In October 1994, the Company issued $1,250,000 of its 10% Convertible Subordinated Notes due October 1999 in a private placement transacted without the use of an underwriter. The notes were issued in association with the Company's purchase of Communicate Direct, Inc. ("CDI"). The proceeds were used to perfect the CDI acquisition and for general corporate purposes. These 10% notes have a conversion price of $4.10. These securities are exempt under
Section 4(2) of the Securities Act. During fiscal 1998, the Company issued 48,780 shares of common stock pursuant to the conversion of $200,000 of these convertible notes by a single holder of these notes. During fiscal 1997, the Company issued 24,390 shares of common stock pursuant to the conversion of $100,000 of these convertible notes by a single holder of these notes. During fiscal 1996, the Company issued 231,708 shares of common stock pursuant to the conversion of $950,000 of these convertible notes by a single holder of these notes.

Item 6.  Selected Financial Data

The following table sets forth for the periods selected consolidated financial and operating data for the Company. The statement of operations and balance sheet data have been derived from the Company's consolidated financial statements audited by PricewaterhouseCoopers LLP. The selected consolidated financial data should be read in conjunction with "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.

                                                                         Fiscal years ended September 30,
                                                        1998        1997     1996 (b)   1995 (c)    1994
                                                     ----------  ---------  ---------   --------  ---------
                                                            (in thousands, except per share data)
   Consolidated Statements of Operations Data (a):

Net sales                                              $ 14,060   $ 21,338   $ 19,584    $ 1,088   $    188
Cost of sales                                            10,628     11,935     11,375        783        172
                                                     ----------  ---------  ---------   --------  ---------
Gross Profit                                              3,432      9,403      8,209        305         16
                                                     ----------  ---------  ---------   --------  ---------

Operating expenses:
  Selling, engineering and general
      and administrative                                 14,879      7,767      7,764      1,673      1,180
  Amortization of goodwill
      and transaction costs                               1,286      1,287        993         29          -
  Loss on impairment of assets                            3,100          -          -          -          -
  Write-off of acquired in-process
      unproven technology                                     -          -          -      5,000          -
  Cost associated with change
      in products and other                                   -      2,137      2,164          -          -
  Acquisition costs and other                                 -         -            -       846          -
                                                     ----------  ---------  ---------   --------  ---------
Total operating expenses                                 19,265     11,191     10,921      7,548      1,180
                                                     ----------  ---------  ---------   --------  ---------

Loss from operations                                    (15,833)    (1,788)    (2,712)    (7,243)    (1,164)

Interest expense                                         (1,416)    (1,145)    (1,220)      (456)      (601)
Gain on sale of
      available-for-sale securities                           -          -      5,689          -          -
Other income                                                320          49         19         5          2
                                                     ----------  ---------  ---------   --------  ---------

Income (loss) from continuing operations
  before income taxes                                   (16,929)    (2,884)     1,776     (7,694)    (1,763)

Provision for income taxes                                    -          -          -          -          -
                                                     ----------  ---------  ---------   --------  ---------
Income (loss) before discontinued operations
  and extraordinary item                                (16,929)    (2,884)     1,776     (7,694)    (1,763)

Discontinued operations:
  Gain (loss) from operations                               (73)       739     (1,812)    (1,317)       335
  Estimated loss on disposal                                  -          -          -       (644)         -
Extraordinary item - loss on sale of business                 -       (486)    (6,061)         -          -
                                                     ----------  ---------  ---------   --------  ---------
Net loss                                             $ ( 17,002) $  (2,631)  $ (6,097)  $ (9,656)  $ (1,428)
                                                     ==========  =========   ========   ========   ========

Preferred dividends                                        (343)         -          -          -          -
                                                     ----------  ---------  ---------   --------  ---------

Net loss applicable to common shares                  $ (17,345) $  (2,631)  $ (6,097)  $ (9,656)  $ (1,428)
                                                     ==========  =========   ========   ========   ========

Basic and diluted loss per common share              $    (2.35) $   (0.40)  $  (1.05) $   (2.22) $   (0.38)
                                                     ==========  =========   ========   ========   ========

Balance Sheet Data (a):

Working capital                                       $   7,439  $     298   $  2,430   $  3,044   $   (918)
Total assets                                             34,555     20,321     18,991     29,192      4,281
Long-term debt, net of current portion                   10,236     11,727     10,247     11,795          -
Redeemable convertible preferred stock                   18,187          -          -          -          -
Shareholders' equity (deficit)                           (6,171)     2,028      3,793     11,685      2,436
----------------------------------

(a)  Restated  to  reflect  the   telecommunications   segment  as  discontinued
     operations.
(b) Includes ISP Channel (formerly MediaCity World, Inc.) since its acquisition on June 21, 1996.
(c) Includes Micrographic Technology Corporation since its acquisition on September 15, 1995

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in Form 10-K. The Company's fiscal year ends on September 30th of each year. "Fiscal 1998" refers to the twelve months ended September 30, 1998 with comparable references for other twelve month periods ending September 30th. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in "Risk Factors," "Business" and elsewhere in this Form 10-K. The Company disclaims any obligation to update information contained in any forward-looking statement.


Overview

During fiscal 1998, the Company resolved to become, through its wholly owned subsidiary, ISP Channel, Inc. (formerly known as MediaCity World, Inc.) ("ISP Channel"), the dominant cable-based provider of high-speed Internet access, and other Internet related services to homes and businesses in the franchise areas of those cable systems unaffiliated with the six largest US cable operators. As part of this new focus, on November 22, 1998 the Company announced its agreement to acquire Intelligent Communications Inc. ("Intellicom"), the former Xerox Skyway Network. The Company believes that this acquisition will give it the ability, using satellite, to bypass telephone companies and thus dramatically reduce the cost of bringing high-speed Internet service to customers of small and mid-sized cable systems. Also in line with this strategy of becoming an Internet access provider, the Company determined to divest its two other businesses: Micrographic Technology Corporation ("MTC"), a wholly owned subsidiary offering document management solutions, and Kansas Communications, Inc. ("KCI"), a wholly owned subsidiary that sells and services telephone systems, third party computer hardware and application oriented peripheral products such as voice mail and video conferencing systems. The Company entered into letters of intent for the sale of MTC and KCI on November 5, 1998 and November 9, 1998, respectively. Since July 27, 1998, the Company has reclassified and reported KCI as a discontinued operation. However, at this time, pending shareholder approval of the sale of both MTC and KCI (which together, comprise substantially all of the Company's assets), the Company continues to classify and report MTC as a continuing business. It is the current intent of the Company to conclude the sale of both KCI and MTC during fiscal 1999.

ISP Channel and Intellicom

The Company began providing Internet services following its acquisition of ISP Channel in June 1996. While the Company seeks to maintain and build the traditional dial-up Internet access business acquired at, and built up since, that time, the Company's primary objective is to become the dominant provider of high-speed Internet access via the existing cable television infrastructure to homes and businesses in the franchise areas of those cable systems unaffiliated with the six largest US cable operators. The Company commenced marketing this high-speed service, using cable modems, to select cable operators and potential subscribers in March 1998. However, the Company believes that, as a result of its limited financial resources, the Company has not fully implemented its marketing strategies, and this business has, to date, generated only nominal revenues.

The Company has signed a definitive agreement to acquire Intellicom and the acquisition is currently pending regulatory approvals. The Company expects to complete the acquisition during the second quarter of fiscal 1999. Through use of its proprietary satellite system, Intellicom currently provides two-way
Internet connectivity to local Internet service providers ("ISPs"), school systems and businesses, primarily located in remote and rural areas. Intellicom's VSAT (very small aperture terminals) network allows connectivity throughout the 48 lower states as well as in southern Canada and south Alaska. Intellicom offers a wide range of Internet services based on its proprietary T1Plus product that presently offers up to 2 Mbps data transfer rates. It is the Company's intention that, while Intellicom will continue to market its services to its traditional customer sectors, it will also provide ISP Channel with the in-house ability to bypass many of the high cost terrestrial telephone links that ISP Channel has historically used to connect the cable head-ends of its affiliated cable operators to the network operating center of ISP Channel.

ISP Channel Affiliates. As of December 31, 1998, the Company had contracts for its ISP Channel service with 28 cable operators, including Galaxy, Palo Alto Cable Co-op and Coral Springs Cable, representing 119 cable systems and approximately 1.4 million homes passed. Nineteen of these systems, representing approximately 216,000 homes passed, have been equipped and have begun offering the Company's services, in most cases during the past three months. In addition, the Company has non-binding letters of intent with ten cable operators, including 39 systems, representing approximately 359,000 homes passed. As of December 31, 1998, the Company had approximately 1,250 residential and business subscribers to its ISP Channel service. See "Risk Factors--Dependence on Local Cable Operators and their Cable Infrastructure" and "--Dependence on Exclusive Access to Cable Subscribers Need for Aggressive Implementation and Deployment."

In order to expand its cable-based Internet subscriber base significantly, the Company expects to aggressively pursue affiliation agreements with cable operators which will provide it with the exclusive right to market cable-based Internet services to existing cable television subscribers in such cable operators' systems. The Company anticipates that this policy of rapid deployment will result in substantial capital expenditures, operating losses and negative cash flow in the near term. While the Company believes that it currently has sufficient cash and financing sources available to fund its operations through 1999, there can be no assurance, however, that the Company will be able to access additional capital to finance its strategy in the longer term or to implement its strategy or achieve positive cash flow or profitability in a timely fashion, or at all.

ISP Channel Revenue Sources. In providing its Internet services, the Company receives revenue from the provision of (i) cable modem-based Internet access services and (ii) traditional dial-up Internet access services. Currently, the Company or, in certain cases, its local cable affiliate, typically charges new cable modem-based Internet access subscribers a one-time connection fee of $99, which includes modem installation but excludes any required modification of the existing cable television connection, which is usually performed by the local cable affiliate. Thereafter, each subscriber pays a monthly access fee, which is currently as low as $39 per month. It is the Company's expectation that such rates will decrease over time. The Company anticipates that it will purchase a majority of the cable modems used by subscribers, who will then be charged a nominal lease fee. The Company does not charge new dial-up subscribers a connection fee, but does charge a monthly access fee of approximately $20.

In addition to connection fees and monthly access fees, the Company intends to pursue additional revenue opportunities from Internet advertising, e-commerce and Internet-based telephony. The Company also intends to pursue long distance telephone services and telephony debit and credit cards. Intellicom is also anticipated to generate continuing revenue from the sale of VSAT service.

In the future, as digital set-top boxes become available and are introduced into the Company's affiliated cable systems, the Company expects to charge those subscribers monthly access fees comparable to those now charged to traditional dial-up subscribers. The Company also expects to charge customers a set-top connection fee to help defray installation expenses.

For cable-based Internet services, the Company typically shares 25% of monthly access revenues with cable affiliates for the first 200 subscribers in each system and 50% thereafter. For other services, such as Internet-based telephony, e-commerce and advertising, the Company expects to share between 25% and 50% of these revenues with the cable affiliates. The Company expects that all revenues from cable modem lease income will be retained by the Company. Depending on competitive market conditions, these pricing and revenue sharing parameters could change over time.

Cost of Services. Costs to the Company include installation costs, network and cable operation costs and personnel and other costs. Commissions paid to cable affiliates vary by type of connectivity and size of contract.

Installation costs are expected to vary by type of connectivity and type of customer. The Company charges new subscribers a one time fee to defray the costs of installation, which includes labor and overhead. While currently the installation fee does not cover the entire cost incurred by the Company, the Company expects over time that installation costs will decline as cable modems become more standardized and are eventually bundled as standard equipment in new personal computers.

Other network costs include the cost of connection to the public switch telephone network. Such connections are required, among other reasons, to service the Company's dial-up customers as well as to provide those cable modem customers located on a one-way cable system, the return path (or upstream link) to the Company's equipment located at the cable operator's system hub (or headend). In addition, the Company incurs costs associated with leasing telecommunications capacity such as fiber where such capacity is used, among other things, to link the Company's equipment at the cable system headend back to the Company's network operating center in Mountain View, California. The Company anticipates that the utilization of Intellicom's network as a substitute for third party terrestrial links will provide significant cost savings to the

Company as it grows. There are two major cost benefits to the Company in using Intellicom's VSAT capacity to supplement or replace its current landline-based communications infrastructure. First, for downstream Internet traffic, it enables the Company to simultaneously broadcast data from one single source to its entire network of headend-based receivers which produces significant efficiency improvements over comparable landline systems. Second, for upstream traffic, it permits the Company to allocate the necessary capacity required by each headend in smaller increments (and consequently lower cost) than would be available using terrestrial links, such as T1 lines.

Sales, Marketing and Operating Expenses. Sales, marketing and operating expenses include the costs of the Company's cable affiliate program, maintenance of its infrastructure, customer care, content and new business development in addition to sales and marketing expenses.

Capital Expenditures. In order to pursue its business plan, the Company expects to incur significant capital expenditures to provide its turnkey solution for cable operators, principally relating to the installation of headend equipment and the purchase of customer premise equipment such as cable modems. The cost of headend equipment (including installation) has averaged $45,000 per headend for the 19 systems through which the Company currently provides service. The retail costs of cable modems, currently approximately $179 to $349, is expected to decline over time as economies of scale in production and new market entrants in the cable modem market push down prices. However, the Company recognizes that, in line with experience in other subscription service industries, it will need to subsidize for the customer both the cost of installation and the cable modem equipment. Such expenditures, however, are expected to be offset in part by the savings resulting from decreased costs of installation and prices for such equipment as equipment is standardized and production volumes increase respectively.

MTC. Through MTC, the Company develops and manufactures sophisticated, automated electronic document management and film-based imaging solutions for customers with large-scale, complex, document-intensive requirements. MTC's hardware and software products are based on an industry standard client-server architecture, providing flexibility to connect to a wide variety of information systems and produce output to various storage media, including optical disk, magnetic disk and tape, CD-ROM, and microfilm and microfiche, spanning the entire document lifecycle. MTC's electronic and film-based imaging hardware systems typically range in price between $200,000 and $1,000,000, and may represent a significant capital commitment by MTC's customers, leading to a lengthy sales cycle of up to 24 months. Accordingly, MTC's operating results may fluctuate significantly from period to period. The Company has signed a letter of intent to sell MTC. Either through the currently contemplated transaction or otherwise, the Company expects to dispose of this business during fiscal 1999

Historical Results of Operation

The Company has changed significantly over the last several years as it has entered certain businesses and exited or prepared to exit others. In July 1998, the Company's Board of Directors adopted a plan to discontinue operations of the telecommunications business. Accordingly, the operating results of the telecommunications business have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The assets and liabilities of such operations have been reflected as a net asset in the consolidated balance sheets.

The Company is in the process of negotiating the sale of both the MTC and KCI operations and expects that these sales will be completed within a twelve month period. Management does not anticipate a loss on these sales and intends to use sale proceeds to reduce outstanding indebtedness and provide additional working capital to ISP Channel. Until such time as the Company's shareholders approve the disposition of these businesses, the Company will treat the MTC business as part of its continuing operations.

The discussion of the Company's consolidated results of operation below therefore treats the telecommunication business as a discontinued operation. In addition, the Company entered the Internet business in June 1996 with the purchase of the Internet services business and only began offering cable-based Internet services in the fourth quarter of fiscal 1997. Accordingly, year-to-year comparisons may not be meaningful.

                                            1998           1997          1996
                                         ---------      ---------     ---------
                                                     (in thousands)
          Sales
             MTC                          $ 13,042        $20,330       $19,417
             ISP Channel                     1,018          1,008           167

          Cost of Sales
             MTC                             9,410         11,050        11,375
             ISP Channel                     1,218            885             -

          Gross Profit
             MTC                             3,632          9,280         8,042
             ISP Channel                      (200)           123           167

          Operating Expenses
             MTC                             9,272          8,714         8,162
             ISP Channel                     8,016          1,273           478

          Income (loss) from
             continuing operations
             MTC                            (5,640)           566          (120)
             ISP Channel                    (8,216)        (1,150)         (311)
             Corporate Overhead             (1,977)        (1,204)       (2,281)
                                         ---------      ---------     ---------
               Consolidated               $(15,833)      $ (1,788)     $ (2,712)
                                         ---------      ---------     ---------

Fiscal 1998 compared to Fiscal 1997

Consolidated sales decreased $7.3 million, or 34.0%, to $14.1 million for fiscal 1998, as compared to $21.4 million for fiscal 1997. The decrease in consolidated sales was the result of a decrease in the sales associated with the operations of MTC. Sales in this business decreased $7.3 million, or 35.8%, to $13.0 million for fiscal 1998, as compared to sales of $20.3 million for fiscal 1997. The decrease in MTC's sales was primarily the result of a significant decrease in the domestic sales of the business's core product line: computer output microfiche ("COM") equipment. Domestic orders for MTC's microfiche systems, which typically range in price from $200,000 to $1 million, were delayed by a purchasing slowdown brought about by a trend of corporate consolidation occurring within the business's major markets, including such industries as the document management service bureau industry and the banking and insurance industries. Sales were further affected by the fact that MTC entered the year with an order backlog of $1.4 million, as compared to an order backlog of $3.4 million in the prior period. MTC believes that this trend is reversing and that the demand for its products will return at least to their historical levels. Sales in the Company's Internet service business increased $10,000, or 1.0%, to $1.0 million for fiscal 1998, as compared to fiscal 1997. Net sales for the business's ISP Channel service increased $289,000 to $309,000 for fiscal 1998, as compared to $20,000 for fiscal year 1997. ISP Channel introduced its cable-based services to the market in the fourth quarter of fiscal 1997. Traditional dial-up and dedicated Internet service sales increased $42,000, or

7.0%, to $644,000 for fiscal 1998, as compared to $602,000 for fiscal 1997. This business also experienced a decrease in miscellaneous and one-time service sales of $321,000, or 83.2% to $65,000 for fiscal 1998, as compared to $386,000 for fiscal 1997. This decrease in miscellaneous and one-time service sales is the result of the Company's decision to re-focus its sales efforts on its cable-based ISP Channel services.

Consolidated gross profit decreased $6.0 million, or 63.5%, to $3.4 million for fiscal 1998, as compared to $9.4 million for fiscal 1997, with profit margins decreasing to 24.4% from 44.1% for the comparable period in 1997. The decrease in gross profit is primarily the result of a decrease in gross profits of $5.6 million associated with the operations of MTC. Gross profit margins in this business decreased to 27.9% in fiscal 1998, from 45.6% for the comparable period in 1997. This decrease in profit margin is a direct result of the decrease in MTC's COM equipment sales, which have historically contributed the highest product profit margins for this business. Gross profit decreased $323,000 in the Internet service business for fiscal 1998. ISP Channel experienced a negative gross profit of $200,000 in fiscal 1998, primarily as the result of the build-out of the segment's Internet operations used to support its cable-based service offering. In addition, on a system by system deployment basis, the ISP Channel cable-based service offering initially results in a negative gross profit, until such time as subscriber sales exceed the up-front, recurring fixed telephony and Internet connection fees.

Operating expenses (selling, engineering, general and administrative) increased $7.1 million, or 91.6%, to $14.9 million for fiscal 1998, as compared to $7.8 million for fiscal 1997. Operating expenses associated with the operations of MTC decreased approximately $400,000, or 7.1%, to $5.3 million for fiscal 1998, as compared to $5.7 million for fiscal 1997. Operating expenses associated with ISP Channel and corporate overhead increased a combined $7.5 million, with expenses associated with ISP Channel increasing $6.7 million to $7.6 million for fiscal 1998, as compared to $860,000 for fiscal 1997. This increase in operating expense is primarily the result of the increase in ISP Channel's administrative, sales and marketing efforts supporting the ISP Channel cable-based service offering. Similarly, the increase in the corporate operating expenses are directly related to the management changes and financing activities associated with the Company's strategic refocusing towards the ISP Channel cable-based service offering.

Amortization expense associated with goodwill remained constant in fiscal 1998.

In fiscal 1998, the Company recorded an impairment loss on the long-lived assets of the document management business. Estimates based upon certain trends in the document management business indicated that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to this business. Accordingly, the Company recognized an asset impairment loss of $3.1 million, all of which was reduced from the carrying value of goodwill.

For fiscal 1998, the Company had a net loss from continuing operations of $15.8 million, as compared to a net loss from continuing operations of $1.8 million for fiscal 1997.

Interest expense increased $271,000, or 23.7%, to $1.4 million for fiscal 1998 from $1.1 million for fiscal 1997, primarily as a result of fluctuations in the Company's outstanding indebtedness with respect to its revolving line of credit and the issuance of its 5% convertible subordinated debentures.


The Company made no provisions for income taxes for fiscal 1998 and 1997, as a result of the Company's net operating loss carry-forward.

The Company recognized a loss from operations with respect to its discontinued telecommunications business of $73,000 for fiscal 1998, as compared to a gain from operations of $739,000 for the same period in 1997.

The Company paid aggregate dividends of $343,000 during fiscal 1998 on its outstanding 5% Redeemable Convertible Preferred Stock.

For fiscal 1998, the Company had a net loss applicable to common shareholders of $17.3 million, as compared to a net loss of $2.6 million for fiscal 1997.

Fiscal 1997 compared to Fiscal 1996

Consolidated sales increased $1.7 million, or 8.9%, to $21.3 million for fiscal 1997, as compared to $19.6 million for fiscal 1996. MTC's sales increased $913,000, or 4.7%, to $20.3 million for fiscal 1997 as compared to $19.4 million for fiscal 1996. This increase in MTC's sales is primarily the result of increased monthly rental revenues associated with its continued implementation of alternative customer leasing arrangements for its core COM products. Sales in the Internet services business increased $841,000 to $1.0 million for fiscal 1997 from $167,000 for fiscal 1996. Sales in the Internet services business for fiscal 1996 consist only of fourth quarter sales, as the business was acquired in June 1996.

Consolidated gross profit increased $1.2 million, or 14.6%, to $9.4 million for fiscal 1997, as compared to $8.2 million for fiscal 1996, with profit margins increasing to 44.1% from 41.9% for the same period in 1996. Gross profit increased $1.3 million, or 15.4%, in MTC to $9.3 million for fiscal 1997 from $8.0 million for fiscal 1996, with gross profit margins increasing to 45.7% from 41.4% for the same period in 1996. The increase in gross profit margin was primarily the result of increased productivity efficiencies in the manufacturing operation, which resulted from a strong equipment backlog and a steady, customer order driven, manufacturing schedule. The Internet services business recorded gross profits of $123,000 for fiscal 1997, however year to year comparisons are not meaningful, given the fact that the business operated for only one quarter in fiscal 1996 and allocated no expense to cost of goods sold during this one quarter period.

Operating expenses (selling, engineering, general and administrative) decreased $24,000 to $9.9 million for fiscal 1997 as compared to $9.9 million for fiscal 1996. General and administrative expenses associated with MTC and corporate overhead decreased a combined $810,000, or 20.2%, to $3.2 million for fiscal 1997, as compared to $4.0 million in the same period in 1996. The decrease in these combined general and administrative expenses is the result of certain overhead cost cutting measures implemented to achieve back office efficiencies throughout the Company. For MTC, engineering expenses increased $324,000, or 19.1%, to $2.0 million for fiscal 1997, as compared to $1.7 million for fiscal 1996, as a result of the business's continued effort to expand and improve the products offered to its customers. Included in the consolidated operating expenses are two separate, one-time charges associated with changes in the Company's product lines, in the amounts of $2.1 million for fiscal 1997 and $2.2 million for fiscal 1996. Operating expenses in the Internet services business increased $483,000 to $858,000 for fiscal 1997, however year to year comparisons are not meaningful given the fact that the business operated for only one quarter in fiscal 1996.

Amortization expense increased $294,000, or 29.6%, to $1.3 million for fiscal 1997 from $993,000 for fiscal 1996. This increase in amortization expense is primarily the result of the additional amortization expense associated with the acquisition of the Internet services business in June 1996.

The Company had a net loss from continuing operations of $1.8 million for fiscal 1997, as compared to a net loss from continuing operations of $2.7 million for fiscal 1996.

Consolidated interest expense decreased $75,000, or 6.1%, to $1.1 million for fiscal 1997 as compared to $1.2 million for fiscal 1996, primarily as a result of the conversion of $4.5 million of convertible subordinated notes since June 1996.

The Company recognized a gain on the sale of securities of $5.7 million in fiscal 1996. This gain was the result of the sale of all shares of IMNET Systems, Inc. ("IMNET") held by the Company.

The Company made no provisions for income taxes for fiscal 1997 and fiscal 1996 as a result of the Company's net operating loss carry-forward.

The Company recognized a gain from operations with respect to its discontinued telecommunications business of $739,000 for fiscal 1997, as compared to a loss of $1.8 million for the same period in 1996. The loss incurred in fiscal 1996 includes a loss from operations of $2.5 million associated with the disposal of the Company's wholly owned subsidiary, Communicate Direct, Inc.

The Company recognized a loss from extraordinary item of $486,000 for fiscal 1997, as compared to a loss from extraordinary item of $6.1 million for the same period in 1996. The losses are associated with the disposal of the Company's wholly owned subsidiary, Communicate Direct, Inc.

For fiscal 1997, the Company had a net loss applicable to common shareholders of $2.6 million, as compared to a net loss of $6.1 million for fiscal 1996.

Liquidity and Capital Resources

Over the past year, the Company's growth has been funded through a combination of private equity, bank debt and lease financings. As of December 31, 1998, the Company had approximately $3.5 million of unrestricted cash. In addition, on January 12, 1999, the Company executed an agreement with a group of institutional investors whereby the Company issued $12 million in convertible subordinated loan notes. These notes bear an interest rate of 9% per year and mature in 2001. In connection with these notes, the Company issued to these investors an aggregate of 300,000 warrants. These warrants, which have an exercise price of $17 per warrant, expire in 2003. The Company has also received a commitment to provide, subject to final documentation, a secured $3 million loan from a financial lender and is in negotiations with a vendor with regard to a $6 million equipment lease line. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flow from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company's future cash requirements for its business plan expansion will depend on a number of factors including (i) the number of cable affiliate contracts, (ii) cable modem and associated costs of equipment, (iii) the rate at which subscribers purchase the Company's Internet service offering and (iv) the level of marketing required to acquire and retain subscribers and to attain a competitive position in the marketplace. In addition, the Company may wish to selectively pursue possible acquisitions of businesses, technologies, content or products complementary to those of the Company in the future in order to expand its Internet presence and achieve operating efficiencies. The Company expects to seek to obtain additional funding through the sale of public or private debt and/or equity securities or through a bank credit facility. The Company expects it may raise as much as $150 million in debt and/or equity financing during fiscal 1999. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. There can be no assurance as to the availability or terms upon which such financing might be available.

For fiscal 1998, cash flows used in operating activities of continuing operations were $4.7 million, as compared to $1.4 million for fiscal 1997. The Company used $5.6 million in investing activities of continuing operations during fiscal 1998, as compared to $1.1 million used by investing activities of continuing operations in fiscal 1997. Cash flow provided by financing activities of continuing operations increased $20.4 million to $23.4 million for fiscal 1998, as compared $3.0 million for fiscal 1997. This increase in cash flow was primarily the result of the issuance of the Company's 5% Redeemable Convertible Preferred Stock.

On December 31, 1997, the Company sold 5,000 shares of its Series A Preferred Stock and warrants to purchase 150,000 shares of common stock for $5 million. The $4.6 million in net proceeds from this sale were applied to the Company's Revolving Credit Facility. On May 28, 1998, the Company sold 10,000 shares of its Series B Preferred Stock and warrants to purchase 200,000 shares of common stock for $10 million and on August 31, 1998, the Company sold 7,500 shares of its Series C Preferred Stock and warrants to purchase 93,750 shares of common stock for $7.5 million. The proceeds of these last two sales were added to the working capital of the Company. The Company has extended the maturity of its Revolving Credit Facility, which has a maximum borrowing capacity of $9.5 million, through January 15, 2000.

On November 5, 1998, the Company entered into a letter of intent to sell MTC for $5.125 million and on November 9, 1998, the Company entered into a letter of intent to sell KCI for $6.6 million. In both cases, deposits of $100,000 were paid to the Company on execution of the letters of intent and, in the case of the sale of MTC, such deposit is non-refundable. Subject to the approval of the Company's shareholders, the Company anticipates that both sales will be closed in the second quarter of fiscal 1999 but there can be no assurance that the transactions will close in this time frame, or at all.

The purchase price for MTC is anticipated to be $5.125 million (including the $100,000 non-refundable deposit). The balance of $5.025 million will be paid at closing in readily available funds.

The purchase price for KCI is anticipated to be $6 million (including the $100,000 deposit) and the issuance to the Company of 60,000 shares of common stock of the purchaser, Convergent Communications, Inc. At closing, the Company expects to receive $3.4 million in readily available funds and two 12-month 8% notes for an aggregate amount of $2.5 million.

The proceeds from the sale of MTC and KCI will be used in part to repay the Company's bank credit facility with West Suburban Bank. As of December 31, 1998, there was $4.8 million outstanding under this facility. The balance of the proceeds will be used to pay for transaction costs associated with the sales and to increase the Company's cash position. There can be no assurance however, that both or either of the transactions will close on the terms described, or at all.

In aggregate, the sale of both MTC and KCI represents a substantial change in the business of the Company and, as such, requires shareholder approval. While KCI has been treated as a discontinued operation since July 27, 1998, and while management of the Company intends to dispose of MTC, the Company has continued to treat MTC as a continuing business pending such shareholder approval of its sale. Set out below, however, are unaudited selected financial data for the Company which reflect the effect on the Company had MTC been treated as a discontinued operation.


                                                                      Fiscal years ended September 30,
                                                       --------  ---------    -------    -------    -------
                                                           1998       1997       1996       1995       1994

                                                              (in thousands, except per share data)
Statement of Operations Data:

Net sales                                              $  1,018  $   1,008   $    167    $     -   $    188
Cost of sales                                             1,218        885          -          -        172

                                                       --------  ---------    -------    -------    -------
Gross Profit                                               (200)       123        167          -         16
                                                       --------  ---------    -------    -------    -------
Operating expenses:
  Selling, engineering and general
      and administrative                                  9,580      2,062      2,130        677      1,180
  Amortization of goodwill
      and transaction costs                                 415        415        308          -          -
  Cost associated with change
      in products and other                                   -          -        321          -          -
  Acquisition costs and other                                 -          -          -        543          -
                                                       --------  ---------    -------    -------    -------
Total operating expenses                                  9,995      2,477      2,759      1,220      1,180
                                                       --------  ---------    -------    -------    -------


Loss from operations                                    (10,195)    (2,354)    (2,592)    (1,220)    (1,164)

Interest expense                                         (1,022)    (1,030)    (1,124)      (448)      (601)
Gain on sale of
      available-for-sale securities                           -          -      5,689          -          -
Other income                                                (60)       (72)        30          3          2
                                                       --------  ---------    -------    -------    -------


Income (loss) from continuing operations
  before income taxes                                   (11,277)    (3,456)     2,003     (1,665)    (1,763)

Provision for income taxes                                    -          -          -          -          -
                                                       --------  ---------    -------    -------    -------


Income (loss) from continuing operations               $(11,277) $  (3,456)   $ 2,003    $(1,665)   $(1,763)
                                                       ========  =========    =======    =======    =======

Balance Sheet Data:

Working capital                                       $   5,361   $ (1,205) $  (1,129)$      731   $   (918)
Total assets                                             29,627     12,611     15,299     25,091      4,281
Long-term debt, net of current portion                    9,220      8,877      9,467      9,995          -
Redeemable convertible preferred stock                   18,187          -          -          -          -
Shareholders' equity (deficit)                           (6,171)     2,028      3,793     11,685      2,436

On November 22, 1998, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of Intelligent Communications ("Intellicom"). The transaction will close upon Federal Communications Commission approval of the transfer of Intellicom's licenses to the Company. Such approval is expected to occur in the second quarter of fiscal 1999. The agreed purchase price comprises (i) a cash component of $500,000 payable at closing, (ii) a promissory note in the amount of $1 million due one year after closing (and payable in cash or in the Company's common stock at the option of the sellers), (iii) a promissory note in the amount of $2 million due two years after closing (and payable in cash or in the Company's common stock at the option of the Company), (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), and
(v) a demonstration bonus of $1 million payable on the first anniversary of the closing, if certain milestones are met, in cash or shares of the Company's common stock at the option of the Company.

Year 2000 Issues

Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because such computer programs would not properly recognize a year that begins with "20" instead of "19". This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Issue" or "Y2K Issue". We have formulated a Y2K Plan to address our Y2K issues and has created a Y2K Task Force headed by the Director of I/S and Data Services to implement the plan. Our Y2K Plan has six phases:

1) Organizational Awareness - educate our employees, senior management, and the board of directors about the Y2K issue.
2) Inventory - complete inventory of internal business systems and their relative priority to continuing business operations. In addition, this phase includes a complete inventory of critical vendors, suppliers and services providers and their Y2K compliance status.
3) Assessment - assessment of internal business systems and critical vendors, suppliers and service providers and their Y2K compliance status.
4) Planning - preparing the individual project plans and project teams and other required internal and external resources to implement the required solutions for Y2K compliance.
5)  Execution -  implementation  of the  solutions  and fixes.
6)  Validation - testing the solutions for Y2K compliance.

Our Y2K Plan will apply to two areas:

o         internal business systems
o         compliance by external customers and providers

Internal Business Systems

Our internal business systems and workstation business applications will be a primary area of focus. We are in the unique position of completing the implementation of new enterprise-wide business solutions to replace existing manual processes and/or "home grown" applications during 1999. These solutions are represented by their vendors as being fully Y2K compliant We have few, if any, "legacy" applications that will need to be evaluated for Y2K compliance.

We plan to have completed the Inventory and Assessment Phases of substantially all critical internal business systems by January 31, 1999, with the Planning Phase to be completed by March 31, 1999. The Execution and Validation Phases will be completed by August 31, 1999. We expect to be Y2K compliant on all critical systems, which rely on the calendar year before December 31, 1999.

Some non-critical systems may not be addressed until after January 2000. However, we believe such systems will not cause significant disruptions in our operations.

Compliance by External Customers and Providers

We are in the process of the inventory and assessment phases of our critical suppliers, service providers and contractors to determine the extent to which our interface systems are susceptible to those third parties' failure to remedy their own Y2K issues. We expect that assessment will be complete by May 1999. To the extent that responses to Y2K readiness are unsatisfactory, we intend to change suppliers, service providers or contractors to those that have demonstrated Y2K readiness; but can not be assured that we will be successful in finding such alternative suppliers, service providers and contractors. We do not currently have any formal information concerning the status of our customers but have received indications that most of our customers are working on Y2K compliance.

Risks Associated with Y2K

We believe the major risk associated with the Y2K Issue is the ability of our key business partners and vendors to resolve their own Y2K Issues. We will spend a great deal of time over the next several months, working closely with suppliers and vendors, to assure their compliance.

Should a situation occur where a key partner or vendor is unable to resolve their Y2K issue, we will be in a position to change to Y2K compliant partners and vendors.

Cost to Address Y2K Issues

Since we are in the unique position implementing new enterprise wide business solutions to replace existing manual processes and/or "home grown" applications., there will be little, if any, Y2K changes required to existing business applications. All of the new business applications implemented (or in the process of being implemented in 1999) are represented as being Y2K compliant.

We currently believe that implementing our Y2K Plan will not have a material effect on our financial position.

Contingency Plan

We have not formulated a contingency plan at this time but expect to have specific contingency plans in place prior to September 30, 1999.

Summary

We anticipate that the Y2K Issue will not have a material adverse effect on our financial position or results of operations. There can be no assurance, however, that the systems of other companies or government entities, on which we rely for supplies, cash payments, and future business, will be timely converted, or that a failure to convert by another company or government entities, would not have a material adverse effect on our financial position or results of operations. If third party service providers and vendors, due to Y2K Issues, fail to provide us with components, materials, or services which are necessary to deliver our services and product offerings, with sufficient electrical power and transportation infrastructure to deliver our services and product offerings, then any such failure could have a material adverse effect on our ability to conduct business, as well as our financial position and results of operations.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of interest expense the Company must pay with respect to its various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. The Company does not use derivative financial instruments in its investment portfolio. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in safe and high-credit quality securities.

Item 8.  Financial Statements and Supplementary Data


                     SoftNet Systems, Inc. and Subsidiaries
                   Index To Consolidated Financial Statements
                               September 30, 1998



          Report of Independent Accountants

          Consolidated Balance Sheets as of September 30, 1998 and 1997

          Consolidated Statements of Operations for the three years ended September 30, 1998

          Consolidated Statements of Shareholders' Equity (Deficit) for the three years ended September 30, 1998

          Consolidated Statements of Cash Flows for the three years ended September 30, 1998

          Notes to Consolidated Financial Statements

                                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of SoftNet Systems, Inc.:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SoftNet Systems, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP




San Jose, California
December 1, 1998, except for Note 18
   which is dated  January 13, 1998

                                      SoftNet Systems, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                         As of September 30, 1998 and 1997
                                         (In thousands, except share data)

                                                                                      1998           1997
                                                                                 ------------    -----------
              ASSETS

Current assets:
    Cash                                                                            $  12,504    $        37
    Accounts receivable, net of allowance of $721 and $320                              3,105          3,929
    Current portion of gross investment in leases                                       1,579          1,206
    Inventories                                                                         1,345          1,326
    Prepaid expenses                                                                      882            319
                                                                                 ------------   ------------
       Total current assets                                                            19,415          6,817

Restricted cash                                                                           800              -
Property and equipment, net                                                             6,523          1,108
Gross investment in leases, net of current portion                                      1,863          3,054
Other assets                                                                            1,124            766
Costs in excess of fair value of net assets acquired, net                                 955          5,141
Net assets associated with discontinued operations                                      3,875          3,435
                                                                                  -----------    -----------
                                                                                    $  34,555      $  20,321
                                                                                  ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued expenses                                          $    9,423     $    4,969
    Current portion of long-term debt                                                   1,821          1,384
    Current portion of capital leases                                                     632             23
    Deferred revenue                                                                      100            143
                                                                                  -----------   ------------
       Total current liabilities                                                       11,976          6,519
                                                                                  -----------   ------------

Long-term debt, net of current portion                                                 10,236         11,727
                                                                                  -----------   ------------

Capital lease obligations, net of current portion                                         327             47
                                                                                  -----------   ------------

Commitments and contingencies

Redeemable convertible preferred stock, $.10 par value,
    30,000 shares authorized, 20,757 shares issued and outstanding                     18,187              -
                                                                                  -----------   ------------

Shareholders' equity (deficit):
    Preferred stock, $.10 par value, 3,970,000 shares authorized,
       none issued and outstanding                                                          -              -
    Common stock, $.01 par value, 25,000,000 shares authorized,
       8,191,550 and 6,870,559 shares issued and outstanding, respectively                 82             69
    Deferred stock compensation                                                          (188)             -
    Capital in excess of par value                                                     43,700         34,379
    Accumulated deficit                                                               (49,765)       (32,420)
                                                                                  -----------   ------------
       Total shareholders' equity (deficit)                                            (6,171)         2,028
                                                                                  -----------   ------------
                                                                                    $  34,555     $   20,321
                                                                                  ===========   ============


              The accompanying notes are an integral part of these consolidated financial statements.

                                      SoftNet Systems, Inc. and Subsidiaries
                                       Consolidated Statements of Operations
                                   For the Three Years Ended  September 30, 1998
                                       (In thousands, except per share data)

                                                                              1998         1997         1996
                                                                         -----------  -----------  -----------
Net sales                                                                 $   14,060    $  21,338    $  19,584
Cost of sales                                                                 10,628       11,935       11,375
                                                                          ----------    ---------    ---------
    Gross profit                                                               3,432        9,403        8,209
                                                                          ----------    ---------    ---------

Operating expenses:
    Selling                                                                    4,162        1,905        1,794
    Engineering                                                                2,834        2,234        1,770
    General and administrative                                                 7,883        3,628        4,200
    Amortization of goodwill and transaction costs                             1,286        1,287          993
    Loss on impairment of assets                                               3,100            -            -
    Costs associated with change in product line and other                         -        2,137        2,164
                                                                          ----------    ---------    ---------
       Total operating expenses                                               19,265       11,191       10,921
                                                                          ----------    ---------    ---------

Loss from continuing operations                                              (15,833)      (1,788)      (2,712)

Other income (expense):
    Interest expense                                                          (1,416)      (1,145)      (1,220)
    Gain on available-for-sale securities                                          -            -        5,689
    Other income                                                                 320           49           19
                                                                          ----------    ---------    ---------

Income (loss) from continuing operations before income taxes                 (16,929)      (2,884)       1,776

Provision for income taxes                                                         -            -            -
                                                                          ----------    ---------    ---------

Income (loss) from continuing operations before discontinued
    operations and extraordinary item                                        (16,929)      (2,884)       1,776

Income (loss) from discontinued operations                                       (73)         739       (1,812)
Extraordinary item - loss on sale of business                                      -         (486)      (6,061)
                                                                           ----------    ---------    ---------
Net loss                                                                   $ (17,002)    $ (2,631)    $ (6,097)
                                                                           ==========     ========    =========

Preferred dividends                                                             (343)            -            -
                                                                           ----------    ---------    ---------

Net loss applicable to common shares                                       $ (17,345)    $ (2,631)    $ (6,097)
                                                                           ==========     ========    =========
Basic and diluted earnings (loss) per share:
    For continuing operations                                             $    (2.29)     $ (0.44)   $    0.30
    For discontinued operations                                                (0.01)        0.11        (0.31)
    For extraordinary item - sale of business                                      -        (0.07)       (1.04)
    For preferred dividends                                                    (0.05)           -            -
                                                                           ----------    ---------    ---------
    Net loss applicable to common shares                                  $    (2.35)     $ (0.40)    $  (1.05)
                                                                           ==========     ========    =========

    Shares used to compute basic and diluted loss per share                    7,391        6,627        5,819
                                                                           ----------    ---------    ---------

              The accompanying notes are an integral part of these consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
            Consolidated Statements of Shareholders' Equity (Deficit)
                  For the Three Years ended September 30, 1998
                                 (In thousands)

                                                                                                    Unrealized
                                                                                                   appreciation
                                                           Deferred     Capital in                 of available       Total
                                         Common Stock        stock       excess of    Accumulated    for-sale     shareholders'
                                        Shares  Amount   compensation    par value      deficit     securities   equity (deficit)
                                        ------  ------   ------------   -----------   -----------  ------------  ----------------

Balance, October 1, 1995                 5,547  $   55       $     -    $   27,584    $  (23,692)    $   7,738       $    11,685
   Exercise of warrants                     12       -             -            21             -             -                21
   Settlements of related
      party receivable                       -       -             -           815             -             -               815
   Conversion of convertible
      subordinated notes                   781       8             -         4,077             -             -             4,085
   Common stock issued in
      connection with acquisitions,
      net of acquisition costs             200       2             -         1,020             -             -             1,022
   Unrealized appreciation of
      available-for-sale securities          -       -             -             -             -        (7,738)           (7,738)
   Net loss                                  -       -             -             -        (6,097)            -            (6,097)
                                        ------  ------   ------------   -----------   -----------  ------------  ----------------

Balance, September 30, 1996              6,540      65             -        33,517       (29,789)            -             3,793
   Exercise of warrants                    251       3             -           432             -             -               435
   Conversion of convertible
      subordinated notes                    70       1             -           386             -             -               387
   Common stock issued to pay
      acquisition costs                     10       -             -            44             -             -                44
   Net loss                                  -       -             -             -        (2,631)            -            (2,631)
                                        ------  ------   ------------   -----------   -----------  ------------  ----------------

Balance, September 30, 1997              6,871      69             -        34,379       (32,420)            -             2,028
   Exercise of warrants                    684       7             -         3,879             -             -             3,886
   Exercise of options                     152       1             -           830             -             -               831
   Conversion of convertible
      subordinated notes                   185       2             -         1,116             -             -             1,118
   Common stock warrants issued with
      preferred stock -
       Series A                              -       -             -           435             -             -               435
       Series B                              -       -             -           900             -             -               900
       Series C                              -       -             -           277             -             -               277
   Conversion of preferred shares
      to common stock                       299      3             -         1,663             -             -             1,666
   Dividends paid on preferred shares -
      Common stock:
       Series A                              1       -             -             6            (6)            -                 -
      Additional preferred shares:
       Series A                              -       -             -             -          (101)            -              (101)
       Series B                              -       -             -             -          (125)            -              (125)
       Series C                              -       -             -             -           (31)            -               (31)
      Cash:
       Series A                              -       -             -             -           (38)            -               (38)
       Series B                              -       -             -             -           (42)            -               (42)
   Deferred stock compensation               -       -          (215)          215             -             -                 -
   Amortization of deferred stock
     compensation                            -       -            27             -             -             -                27
   Net loss                                  -       -             -             -       (17,002)            -           (17,002)
                                        ------  ------   ------------   -----------   -----------  ------------  ----------------
Balance, September 30, 1998              8,192  $   82       $  (188)   $   43,700    $  (49,765)    $       -       $    (6,171)
                                        ======  ======   ============   ===========   ===========  ============  ================


              The accompanying notes are an integral part of these consolidated financial statements.

                                      SoftNet Systems, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                   For the Three Years Ended September 30, 1998
                                                  (In thousands)

                                                                            1998           1997          1996
                                                                        ------------    ---------     ---------
Cash flows from operating activities:
   Net loss                                                                $ (17,002)   $  (2,631)   $  (6,097)
   Adjustments to reconcile net loss to
        net cash used in operating activities:
      (Income) loss from discontinued operations                                  73         (739)       1,812
      Depreciation and amortization                                            2,153        1,798        1,374
      Loss on impairment of assets                                             3,100            -            -
      Amortization of deferred stock compensation                                 27            -            -
      Write-off of prepaid software licenses                                       -        1,000            -
      Write-off of capitalized product design costs                                -        1,137            -
      Loss on the disposal of property and equipment                             118           40            -
      Gain on sale of available-for-sale securities                                -            -       (5,689)
      Debt discount and deferred financing amortization                            -           19           95
      Provision for bad debts                                                    680          174          101
      Loss on sale of business                                                     -            -        6,061
      Changes in operating assets and liabilities:
             Accounts receivable                                               1,021       (1,471)        (521)
             Gross investment in leases                                          818       (3,054)           -
             Inventories                                                         303        1,466       (1,076)
             Prepaid expenses                                                   (494)         (65)         (25)
             Accounts payable and accrued expenses                             4,551          930          775
             Deferred revenue                                                    (43)          17          (81)
                                                                        ------------    ---------     ---------
Net cash used in operating activities of continuing operations                (4,695)      (1,379)      (3,271)
                                                                        ------------    ---------     ---------
Net cash used in operating activities of discontinued operations                (223)      (1,089)      (1,132)
                                                                        ------------    ---------     ---------

Cash flows from investing activities:
   Purchase of property and equipment                                         (5,663)        (510)        (732)
   Purchase of prepaid software licenses                                           -            -       (1,000)
   Additions to capitalized product design                                         -         (654)        (462)
   Net cash paid in connection with acquisitions                                   -            -         (195)
   Settlement of remaining obligations to owners
      of discontinued operations                                                   -            -         (117)
   Proceeds from sale of investment securities                                     -            -        7,678
   Proceeds from sale of property and equipment                                    -           15            -
   Other                                                                          49           15            -
                                                                        ------------    ---------     ---------
Net cash provided by (used in) investing
      activities of continuing operations                                     (5,614)      (1,134)       5,172
                                                                        ------------    ---------     ---------
Net cash used in investing
      activities of discontinued operations                                     (112)         (46)      (2,073)
                                                                        ------------    ---------     ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt,
      net of deferred financing costs                                            730        3,665            -
   Repayment of long-term debt                                                (1,363)        (753)         (48)
   Borrowings under revolving credit note                                     16,089        9,685       12,802
   Net payments under revolving credit note                                  (16,891)      (9,884)     (11,923)
   Net proceeds from issuance of convertible preferred stock                  21,208            -            -
   Proceeds from exercise of warrants                                          3,886          435           22
   Proceeds from exercise of options                                             831            -            -
   Proceeds from settlement of related party receivable                            -            -          815
   Payment of put obligation                                                       -            -         (200)
   Preferred dividends paid in cash                                              (80)           -            -
   Restricted cash                                                              (800)           -            -
   Principal repayments of capital lease obligations                            (180)         (85)        (100)
                                                                        ------------    ---------     ---------
Net cash provided by financing
    activities of continuing operations                                       23,430        3,063        1,368
                                                                        ------------    ---------     ---------
Net cash provided by (used in) financing
    activities of discontinued operations                                       (319)         196         (211)
                                                                        ------------    ---------     ---------

Net increase (decrease) in cash                                               12,467         (389)        (147)
Cash, beginning of period                                                         37          426          573
                                                                        ------------    ---------     ---------
Cash, end of period                                                         $ 12,504    $      37     $    426
                                                                        ============    =========     =========


              The accompanying notes are an integral part of these consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  Nature of Business

SoftNet Systems, Inc. and Subsidiaries (the "Company") is engaged in the business of developing, marketing, installing and servicing electronic information and document management systems that allow customers to electronically request and electronically receive information. The Company operates through three segments: document management, telecommunications, and Internet services. The document management segment designs, develops, manufactures and integrates comprehensive, non-paper based systems and components that enable the Company to deliver to its customers cost-effective solutions for the storage, indexing and/or distribution of high-volume computer generated or entered information. The telecommunications segment sells and services telephone and computer hardware manufactured by others to provide communications solutions through the design, implementation, maintenance and integration of voice, data and video communications equipment and services. Additionally, the telecommunications segment sells and installs local and long distance network services. The Internet services segment provides Internet access, World Wide Web and database development.

On September 15, 1995, a wholly owned subsidiary of the Company merged with Kansas Communications, Inc. ("KCI"), which was the surviving corporation in the merger, pursuant to an Agreement and Plan of Reorganization dated March 24, 1995, by and between the Company and KCI (see Note 3). The transaction was accounted for as a pooling of interests for financial reporting purposes and, accordingly, the financial statements of the merged companies relating to all periods presented had previously been restated and presented on a combined basis. However, in July 1998, the Company's Board of Directors adopted a plan to discontinue operations of the telecommunications segment (see Note 17), which includes the operations of KCI. Accordingly, the operating results of the telecommunications segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The assets and liabilities of such operations have been reflected as a net asset.

2.  Summary of Significant Accounting Policies

Basis of Presentation


Basis of Presentation

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and negative cash flows from operations. Over the past year, the Company's growth has been funded through a combination of private equity, bank debt and lease financings. As of December 31, 1998, the Company had approximately $3.5 million of unrestricted cash. In addition, on January 12, 1999, the Company executed an agreement with a group of institutional investors whereby the Company issued $12 million in convertible subordinated loan notes (see Note 18). The Company has also received a commitment to provide, subject to final documentation, a secured $3 million loan from a financial lender and is in negotiations with a vendor with regard to a $6 million equipment lease line. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company's future cash requirements for its business plan expansion will depend on a number of factors including (i) the number of cable affiliate contracts, (ii) cable modem and associated costs of equipment, (iii) the rate at which subscribers purchase the Company's Internet service offering and (iv) the level of marketing required to acquire and retain subscribers and to attain a competitive position in the marketplace. In addition, the Company may wish to selectively pursue possible acquisitions of businesses, technologies, content or products complementary to those of the Company in the future in order to expand its Internet presence and achieve operating efficiencies. The Company expects to seek to obtain additional funding through the sale of public or private debt and/or equity securities or through a bank credit facility. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. There can be no assurance as to the availability or terms upon which such financing might be available. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of SoftNet Systems, Inc. ("SoftNet") and its subsidiaries ("Company"). All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

Restatements and Reclassifications

The financial statements have been restated for the effects of the discontinued operations of the telecommunications segment. (see Note 3). Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 presentation.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers cash equivalents to include all highly liquid financial instruments purchased with maturities of three months or less at the time of purchase to be cash equivalents.

In 1998, the Company pledged $800,000 as collateral on a Letter of Credit relating to certain leased office space. This amount is classified as restricted cash in the consolidated balance sheet as of September 30, 1998.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Credit risk is minimized as a result of the large number and diverse nature of the Company's customers. As of September 30, 1998, the Company had no significant concentrations of credit risk.

Significant Customer

For the fiscal year ended September 30, 1998, one customer (GID GmbH) accounted for 18% of the Company's consolidated revenue. For the fiscal year ended September 30, 1997, three separate customers (Marshall & Ilsley Corp., NCR Corp. and Bell & Howell Company) accounted for 19%, 13% and 12% respectively, of the Company's consolidated revenue. For the fiscal year ended September 1996, one customer (NCR Corp.) accounted for 27% of the Company's consolidated revenue.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment, including leasehold improvements and property and equipment financed through capital leases, are recorded at cost. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets generally three to seven years or the life of the lease, whichever is shorter.

Capitalized Software Costs

Certain costs of acquired software to be sold, leased, or otherwise marketed are capitalized and amortized over the economic useful life of the related software product, which is generally five years. Net unamortized capitalized software costs, which resulted from the acquisition of MTC, are included in other non-current assets and were $392,000 and $592,000 at September 30, 1998 and 1997, respectively.

Capitalized Product Design

Capitalized product design costs include costs associated with enhancing features on existing products, prior to their introduction to the market, but after technological feasibility has been proven. Management evaluates the future realization of capitalized product design costs quarterly and writes down any amounts that management deems unlikely to be recovered through future products sales. Any amounts deemed unrecoverable are written down to the estimated recoverable amount at the time of evaluation.

Costs in Excess of Fair Value of Net Assets Acquired

The excess of costs of acquired companies over the fair value of net assets acquired (goodwill) are amortized on a straight-line basis over 3 to 10 years. Amortization expense for fiscal 1998, 1997 and 1996 was $900,000, $1.1 million and $813,000, respectively. During fiscal 1996 the Company wrote off $3.6 million of net goodwill resulting from the sale of the non-application oriented interconnect business in Chicago, IL (see Note 6). Accumulated amortization at September 30, 1998 and 1997 was $2.4 million and $1.9 million, respectively.

The Company assesses the recoverability of unamortized goodwill by reviewing the sufficiency of estimated future operating income and undiscounted cash flows of the related entities to cover the amortization during the remaining amortization period. If the carrying amount of goodwill is not recoverable from undiscounted cash flows, amounts unrecoverable from future product sales are written down in the period in which the determination is made. In fiscal 1998, the Company reduced its carrying amount of goodwill by $3.1 million as a result of an impairment loss on the long-lived assets of the document management segment.

Investments in Equity Securities

In 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 resulted in an increase to shareholders' equity in the fourth quarter of 1995 of $7.7 million upon the completion by IMNET Systems, Inc. of its initial public offering of common stock. Prior to this offering, there had been no public market for this common stock. At September 30, 1995, the Company's investment in marketable equity securities was classified as available-for-sale and, as a result, was stated at fair value. During fiscal 1996 the Company sold its entire holdings of IMNET Systems, Inc. and realized a gain of $5.7 million.

Fair Value of Financial Instruments

The fair value of the Company's debt, current and long-term, is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

Revenue Recognition

Revenue from the document management segment is generated from four primary sources: product sales, installations, royalty and on-going maintenance. Product sales and installation revenue are recognized upon shipment, installation, or final customer acceptance, depending on specific contract terms. Royalty revenue is recognized monthly based upon estimated maintenance fees and is subject to verification against actual fees on a semi-annual basis. Revenue from on-going maintenance is recognized as services are completed.

Revenue from the Internet services segment is generated from initial and recurring monthly Internet access and Web and database development. Set-up fees for Internet access customers are recognized upon completion of the service. Monthly access fees are recognized in the month of service.

Research and Development

Research and development is primarily incurred by the document management segment. During fiscal 1998, 1997 and 1996, the Company expended $1.3 million, $1.8 million and $1.1 million, respectively, for research and development.

Loss on Impairment of Assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss on the long-lived assets of the document management segment . The trends in the document management segment indicate that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to the document management segment . Accordingly, in fiscal 1998, the Company recognized an asset impairment loss of $3.1 million, all of which was reduced from the carrying value of goodwill. This loss is the difference between the carrying value of the document management segment's property and equipment, gross investment in leases to customers, other assets and goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows.

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

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share, " in fiscal 1998. SFAS 128 requires the presentation of basic earnings per share ("EPS") and diluted EPS, for companies with potentially dilutive securities, such as options. Earnings per share for all prior periods have been restated to conform with the provisions of SFAS 128.

Basic earnings per share is computed using the weighted average number of shares of common stock. Diluted earnings per share is computed using the weighted average number of shares of common stock and common equivalents shares outstanding during the period. Common equivalents consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalents shares are excluded from the computation as their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued FAS 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, would require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, Elements of Financial Statements, as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income.

Also in June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The adoption of FAS 131 is not expected to have a material impact on the Company's financial statements.

3.  Discontinued Operations

In July 1998, the Company's Board of Directors adopted a plan to discontinue operations of its telecommunications segment. This segment consists of the Company's wholly owned subsidiary Kansas Communications, Inc. ("KCI"), along with KCI's Milwaukee operations purchased from Executone Management Systems, Inc. Accordingly, the operating results of the telecommunications segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The assets and liabilities of such operations have been reflected as a net asset.

The Company is in the process of negotiating the sale of these operations and expects that the sale will be completed within a twelve month period. Management does not anticipate a loss on the sale and intends to use sale proceeds to reduce outstanding indebtedness and provide additional working capital.

Kansas Communications, Inc.

On September 15, 1995, a wholly owned subsidiary of the Company merged with Kansas Communications, Inc., pursuant to an Agreement and Plan of Reorganization dated March 24, 1995, by and between the Company and KCI. The KCI shareholders received 1.3 million shares of the Company's common stock in exchange for all of the outstanding shares of KCI. The business combination was accounted for as a pooling of interests and, accordingly, the operations of KCI had been included with the results of the Company for all periods presented. KCI is a Kansas City-based company which sells and services telephone systems, third-party computer hardware and application oriented peripheral products such as voice mail, automated attendant systems, interactive voice response (IVR) and video conferencing systems.

On December 29, 1995, KCI acquired the Milwaukee operations of Executone Information Systems, Inc. ("Executone-Milwaukee"), in a business combination accounted for as a purchase. Executone-Milwaukee sells and services proprietary voice processing systems. The purchase price of approximately $1.9 million consisted of $100,000 of cash and a note payable for $1.8 million. The note was paid in February 1996. The operations of Executone-Milwaukee have been included in the results of the Company since December 29, 1995. As a result of the acquisition, the Company recorded costs in excess of fair value of net assets acquired of $1.8 million, an amount which is being amortized on a straight-line basis over twenty years.

Financial Information for the Telecommunications Segment

Operating results of the discontinued telecommunications segment are as follows (in thousands):

                                                 1998         1997         1996
                                            ---------    ---------      -------

     Revenues                                $ 16,065      $17,218      $21,803
     Income (loss) before income taxes            277          739       (1,812)
     Provision for income taxes                  (350)          --          --
     Net income (loss)                            (73)         739       (1,812)

     Interest expense allocated to the discontinued telecommunications segment totaled $5,000, $49,000 and $377,000 in 1998, 1997 and 1996 respectively.

     The provision for income taxes recorded in 1998 is related to prior period adjustments in deferred maintenance revenue for KCI.

Assets and liabilities of the discontinued telecommunications segment are as follows at September 30 (in thousands):

                                                          1998         1997
Current assets:
  Cash                                               $      --    $      --
  Accounts receivable, net                               1,734        1,848
  Inventories                                            2,248        2,984
  Prepaid expenses                                          36          154
                                                   -----------     --------
                                                         4,018        4,986
Property, plant and equipment, net                         427          529
Goodwill, net                                            1,663        1,759
Other noncurrent assets                                     21          217
                                                     ---------     --------
                                                        $6,129       $7,491
Current liabilities:
  Accounts payable                                      $1,582       $2,295
  Current portion, long term debt                            -          328
  Current portion, capital lease obligation                 32           23
  Deferred revenue                                         593        1,336
                                                      --------      -------
                                                         2,207        3,982
Long-term debt, net of current portion                       -           20
Capital lease obligation, net of current portion            47           54
                                                     ---------     --------
                                                        $2,254       $4,056
Net assets associated with discontinued operations      $3,875       $3,435
                                                        ======       ======

4. ISP Channel, Inc. (formerly MediaCity World, Inc.)

On June 21, 1996, the Company acquired ISP Channel, Inc. (formerly MediaCity World, Inc.) ("ISP Channel"), in a business combination accounted for as a purchase. ISP Channel is an Internet Service Provider with operations in the San Francisco Bay Area and Reno, Nevada. The purchase price consisted of 200,000 shares of the Company's common stock valued at $5.11 per share. The operations of ISP Channel have been included in the results of the Company since June 21, 1996. As a result of the acquisition of ISP Channel, the Company recorded costs in excess of fair value of net assets acquired of $1.2 million, being amortized on a straight line basis over three years.

5. Micrographic Technology Corporation

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

The cost in excess of fair value of net assets acquired incurred in connection with the acquisition of MTC of $6.1 million is being amortized on a straight-line basis over ten years. Additionally, in connection with the acquisition of MTC, the Company incurred a one-time charge in fiscal 1995 of $5.0 million for the write-off of acquired in-process unproven technology. At the date of acquisition of MTC, the Company determined that the technological feasibility of the acquired technology was unproven and that the technology had no known future uses.

The Company determined prior to September 30, 1998 that it is more likely than not to dispose of MTC within a one year period. The Company has received a letter of intent from a potential buyer which has been approved by the Company's Board of Directors, subject to shareholders' approval. The Company has reviewed the discounted cash flow to determine the impairment of long-lived assets resulting in an aggregate amount of $3.1 million loss which is included as part of the Company's operating results (see Note 18).

6. Divestitures of Utilization Management Associates, Inc. and Communicate Direct, Inc.

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

Communicate Direct, Inc.

On October 31, 1994, the Company acquired Communicate Direct, Inc. ("CDI") in a business combination accounted for as a purchase. CDI, a Chicago-based company, sold and serviced telephone systems, third-party computer hardware and application oriented peripheral products such as voice mail, automated attendant systems, interactive voice response ("IVR") and video conferencing systems. The operations of CDI have been included with the results of the Company from November 1, 1994 until they were subsequently sold. During fiscal 1996, the Company sold a significant portion of the CDI business and, during fiscal 1997, all of the remaining operation was sold. The Company acquired all of the outstanding stock of CDI for $1.9 million, such consideration consisting of 290,858 shares of the Company's Series A Convertible Preferred Stock ("Preferred Shares") valued at $6.00 per share and cash. In April 1995, the Preferred Shares were converted into common shares on a one-to-one basis following the approval of the Company's shareholders. The acquisition price has been adjusted for settlement of an earn-out agreement and resolution of certain post-closing purchase adjustments. The cost in excess of fair value of net assets acquired incurred in connection with the acquisition of CDI of $4.2 million was originally to be amortized on a straight-line basis over ten years. As a result of the 1996 sale, the Company wrote off the unamortized balance of the goodwill which arose from the original acquisition.

In June 1996, CDI sold its non-application oriented interconnect business located in the Chicago, Illinois metropolitan area, which at this time comprised substantially all of the business of CDI, to Next Call, Inc. ("Next Call") for a $600,000 ten year note receivable. In connection with the sale, CDI agreed to lend Next Call up to $1.0 million to fund operating losses, as defined, for the first twelve months of operations. The loan agreement required CDI to advance cash to Next Call on a monthly basis to cover operating cash short fall. Next
Call was required to repay such advances when it became profitable on a cumulative basis. After the first twelve months, any amount still outstanding from Next Call was to be forgiven. As of September 30, 1996, the Company had made $189,000 in advances pursuant to this agreement. Subsequent to September 30, 1996, Next Call ceased operations.

As a result of the sale to Next Call and the uncertainty resulting from Next Call's subsequent shut down, the Company incurred an extraordinary charge of $6.0 million for the loss on the sale of this business. This loss includes the write-off of unamortized goodwill which resulted from the initial purchase of CDI in October 1994, deferred acquisition costs associated with the purchase of CDI, severance payments, inventory, leasehold improvements, the notes receivable from Next Call and all amounts loaned to the buyer. The disposition of CDI was not contemplated at the time of the pooling with KCI. The loss resulting from the disposition of certain assets and the assumption of certain liabilities of CDI, within a two year period following a pooling of interests has been classified as an extraordinary item as required by generally accepted accounting principles. This extraordinary loss is net of taxes and the Company has not recognized an income tax benefit associated with this write-off as the Company has established a full valuation allowance for total deferred tax assets due to the uncertainty of their ultimate realization.

During fiscal 1997, CDI sold its operations that support its Fujitsu maintenance base, as well as all other remaining assets associated with CDI, to a new company formed by John I. Jellinek, the Company's former president, chief executive officer and director and Philip Kenny, a former SoftNet director. The buyer acquired certain assets in exchange for a $209,000 promissory note and the assumption of current liabilities of approximately $750,000. In addition, at the closing the buyer paid off $438,000 of existing Company bank debt and entered into a sub-lease of CDI's facility in Buffalo Grove, Illinois. At the closing, the buyer merged with Telcom Midwest, LLC., and the two former directors and the other two shareholders of the merged company personally guaranteed obligations arising out of the promissory note, the sub-lease arrangement and the assumption of certain liabilities. The personal guarantees of the promissory note are several. The personal guarantees of the sub-lease are limited to $400,000 and are on a joint and several basis. The personal guarantees of assumed liabilities are on a joint and several basis but are limited to the two former directors. Concurrent with this transaction, Messrs. Jellinek and Kenny resigned from the Company's board. The Company incurred an additional loss of $486,000 on the final disposition of the assets of CDI. As was the case with the loss associated with the sale of assets to Next Call, this was accounted for as an extraordinary loss.

7.  Inventory and Property and Equipment

The components of inventories as of September 30, 1998 and 1997 are as follows (in thousands):

                                                            1998         1997
                                                        --------      -------

                           Raw materials                $     28      $   126
                           Work-in-process                   408          217
                           Finished goods                    909          983
                                                        --------     --------
                                                          $1,345       $1,326
                                                        ========     ========

Balances of major classes of fixed assets and allowances for depreciation at September 30, 1998 and 1997 are as follows (in thousands):

                                                           1998          1997
                                                       --------      --------

            Leasehold improvements                      $ 1,335      $    155
            Furniture and fixtures                           83           276
            Equipment                                     6,603         1,566
                                                       --------      ---------
                Total                                     8,021         1,997
            Less allowance for depreciation
              and amortization                           (1,498)         (889)
                                                       --------     ---------
            Property and equipment, net                 $ 6,523       $ 1,108
                                                       ========     =========

Included in the above fixed assets are asset amounts representing capitalized leases of $1,157,000 and $192,000 at September 30, 1998 and 1997, respectively. The accumulated depreciation related to these assets was $126,000 and $60,000, respectively.

8.  Debt

Debt is summarized as follows (in thousands):

                                                                                               1998       1997
                                                                                           --------   --------
   Revolving  Credit  Note  with  maximum  borrowings  of $9.5  million  bearing interest,  payable  monthly,  at the bank's  prime rate plus 1% (the bank's prime rate being
     8.25% at September 30, 1998). The note matures on January 15, 2000                     $ 5,098   $  5,900

   Equipment Financing Agreement with a maximum borrowing limit of $3.15 million, bearing interest at the bank's prime rate plus 1% (the bank's prime rate being 8.25%
     at September 30, 1998), principal and interest due in 60 monthly payments with the
     final payment due May 2002                                                               1,559      2,398

   Draw Note with maximum borrowings for $1.5 million bearing interest,  payable monthly,  at the  bank's  prime rate plus 1% (the  bank's  prime rate being
     8.25% at
     September 30, 1998)                                                                        737        675

   9% Convertible Debentures due September 2000, interest payable quarterly,
     convertible into the Company's common shares at $6.75 per share                          1,787      2,619

   5%Convertible Subordinated  Debentures,  due September 2002, interest payable quarterly, convertible into the Company's common stock at $8.25 per share
     after December 31, 1998                                                                  1,444          -

   6%Convertible  Subordinated  Debentures,  due February 2002 with  semi-annual interest payments, convertible into the Company's common stock at $8.10 per
     share                                                                                      720        780

   9%Convertible   Subordinated  Notes  due  December  1998,   interest  payable
     quarterly,   subordinated   to  all  other   liabilities  of  the  Company,
     convertible into the
     Company's common shares at $5.00 per share                                                   -         25


   10%  Convertible  Subordinated  Notes due  October  1999,  bearing  interest, payable  quarterly,  at 10% for the first two  years  only and no  interest
     thereafter,   subordinated  to  all  other   liabilities  of  the  Company,
     convertible into the
     Company's common shares at $4.10 per share                                                   -        200

   Promissory note bearing interest at 12.24%, principal and interest due in 24 monthly
     payments with final payment due October 1999                                               157        278

   Promissory note bearing interest at 9.4%, principal and interest due in 5 quarterly
     payments with final payment due February 2000                                              372          -

   Non-interest bearing Promissory note due July 1998 (see Note 15)                             161        161

   Promissory notes due November 1997, interest payable in arrears on each principal
     due date accruing at 8.75%                                                                   -         75

   Other                                                                                         22          -
                                                                                           --------   --------
                                                                                             12,057     13,111
   Less current portion debt                                                                 (1,821)    (1,384)
                                                                                           --------   --------
       Total long-term debt                                                                 $10,236    $11,727
                                                                                           ========   ========

The availability under the revolving credit note is subject to revisions on a monthly basis based upon available assets (as defined). The revolving credit note is collateralized by substantially all of the assets of the Company.

The equipment financing agreement and the draw note were obtained from the same bank as the revolving credit note and the assets collateralizing each financing facility are excluded from the collateral associated with the revolving credit note. The equipment financing agreement covers a specific lease agreement and the draw note covers certain bank approved leases. The equipment financing agreement and the draw note are both collaterized by the respective assets underlying each specific lease. The leases are initiated by the Company acting as lessor through the ordinary course of business.

In connection with the issuance of the 10% Convertible Subordinated Notes, the Company issued warrants to purchase 297,500 shares of the Company's common stock exercisable for five years expiring in 1999 at an exercise price of $6.875 per share.

During fiscal 1998, holders of the 9% and 10% Convertible Subordinated Notes converted $25,000 and $200,000 face amount of notes into 5,000 and 48,780 shares, respectively, of the Company's common stock. During fiscal 1997, holders of the 9% and 10% Convertible Subordinated Notes converted $50,000 and $100,000 face amount of notes into 10,000 and 24,390 shares, respectively, of the Company's common stock.

In connection with the acquisition of MTC, the Company issued $2.9 million of its 9% Convertible Subordinated Debentures (the "MTC 9% Debentures") due September 2000. The MTC 9% Debentures are subordinated to senior indebtedness of the Company and are convertible after September 15, 1996, into the Company's common shares at $6.75 per share. The MTC 9% Debentures may be prepaid by the Company in whole or in part at face value. During fiscal 1998, $832,806 face amounts of these 9% debentures were converted into 123,377 shares of the Company's common stock. During fiscal 1997, $236,952 of these 9% debentures were converted into 35,104 shares of the Company's common stock.

Also in connection with the acquisition of MTC, the Company assumed $1.8 million of 6% Convertible Subordinated Secured Debentures (the "Debentures") due February 2002. The Debentures are convertible into the Company's common stock at $8.10 per share. The Debentures are subject to redemption at the option of the Company at face value, provided, however, that the Company issues common share purchase warrants to purchase the same number of shares as would have been issuable if the Debentures were converted. During fiscal 1998, $60,000 face amount of these Debentures were converted into 7,407 shares of the Company's common stock.

In fiscal 1998, the Company issued $1,443,750 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002 to Mr. R.C.W. Mauran, a beneficial owner of more than 5% of the Company's common stock, in exchange for the assignment to the Company of certain equipment leases and other consideration. The debentures are convertible into common stock of the Company at $8.25 per share, after December 31, 1998.

Aggregate maturities of long-term debt for each of the next five fiscal years are as follows (in thousands):

                                1999         $ 1,821
                                2000           7,654
                                2001             276
                                2002           2,306
                                2003               -

9. Lease Receivables and Obligations

Gross Investment in Leases to Customers

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

At September 30, 1998, the Company has entered into various sales-type leases with its customers. Future minimum lease payments are as follows (in thousands):

                  1999                                              $ 1,611
                  2000                                                1,048
                  2001                                                  604
                  2002                                                  233
                  2003                                                   64
                  Total future minimum lease payments                 3,560
                      Unearned interest                                (452)
                      Reserve for future costs                         (247)
                                                                   ---------
                  Present value of minimum payments                   2,861
                      Equipment residual value                          581
                  Gross Investment in leases                        $ 3,442
                                                                    ========

Capitalized Leases

The Company leases computer equipment and certain other office equipment under leases which are capital in nature. The aggregate amount of the lease payments under capitalized leases for the Company's continuing operations for each of the five fiscal years ending September 30 is as follows (in thousands):

                  1999                                             $    670
                  2000                                                  311
                  2001                                                   37
                  2002                                                    -
                  2003                                                    -
                                                                  ----------
                  Total minimum lease payments                        1,018
                      Amount representing interest                      (59)
                  Present value of net minimum payments                 959
                      Less current portion                             (632)
                  Capital lease obligation                         $    327
                                                                   =========


Operating Leases

The Company has entered into operating leases for office space and manufacturing facilities. These leases provide for minimum rents. These leases generally include options to renew for additional periods. The Company's rent expense for the years ended September 30, 1998, 1997 and 1996 was $760,000, $828,000 and
$755,000, respectively. The aggregate amount of the lease payments under operating leases for the Company's continuing operations for each of the five fiscal years ending September 30 is as follows (in thousands):

                  1999                                            $   1,935
                  2000                                                1,701
                  2001                                                1,757
                  2002                                                1,668
                  2003                                                1,656
                  Thereafter                                          3,012
                                                                  ---------
                  Total lease payments                            $  11,729
                                                                  =========

10.  Change in Products

During fiscal 1996, the Company acquired from IMNET an exclusive worldwide manufacturing right to certain microfilm retrieval technology, partially in exchange for the prepayment of fees for 250 software licenses. Accordingly, the Company recorded a prepaid license fee of $1.0 million. As of September 30, 1998

(as well as at September 30, 1997), the transfer to the Company of the technical and manufacturing know-how for this technology has continued to be delayed. Despite the ongoing negotiation and cooperation between the parties, the Company determined there was a potential material risk in completing the transfer and getting the product to market. As a result, the Company wrote-off the prepaid license fee of $1.0 million in fiscal 1997 (see Note 15).

Also, in fiscal 1997, the Company reevaluated the development and timely offering of its RAPID (Rapid Archiving Peripheral for Images and Documents) product. Market driven product enhancements, and the resulting technological setbacks, delayed the estimated product offering date at least one year to the second quarter of fiscal 1998. As a result, the Company wrote-off $1.1 million of capitalized product design costs associated with this product in 1997. During fiscal 1998, there has been minimal activity in the sale of this product due to continued technological setbacks which the Company is trying to resolve.

In fiscal 1996, the Company made the decision to incorporate newer technologies into its existing core product offerings in an attempt to diversify and enhance its overall product offerings. In connection with this decision, the Company signed an agreement to distribute Lucent Technologies, Inc. products in the Chicago, Illinois metropolitan area, and incorporated a wider array of solutions from existing vendors in its other markets. As a result of this decision, and the resulting changes in its product lines, the Company incurred a one-time charge of $1.3 million. The main components of this charge were a $670,000 write-down of inventories associated with the older technologies that the Company no longer actively distributed, a $311,000 settlement with a terminated employee, and a $321,000 write-off of associated capitalized expenses, including such prepaid expenses as maintenance, warranty and professional fees which were to be amortized during 1996.

The fiscal 1996 results of operations include a charge of $1.5 million for the write-down of certain software inventory resulting from the Company's decision to discontinue the distribution of certain imaging products in favor of others (see Note 15).

11. Income Taxes

The Company's provision for income taxes in fiscal 1998 of $350,000 relates exclusively to the operations of KCI. These amounts are included in "Loss from operations" for discontinued operations in the accompanying statement of operations due to the Company's decision to discontinue the telecommunications segment (see Note 3). The Company made no provision for income taxes for the Company's continuing businesses due to losses incurred.

The components of deferred taxes at September 30 are as follows (in thousands):



                                                 1998            1997
                                         ------------     -----------

                                           Tax Effect      Tax Effect

Inventory and other operating reserves     $     352        $     170
Allowance for doubtful accounts                  282               35
Unpaid accruals                                  509              162
Deferred revenue                                 303              503
Other                                            (17)              (6)
Net operating loss carryforward                5,848            2,294
                                           ---------         --------

Total deferred tax asset                       7,277            3,158
Valuation allowance                           (7,277)          (3,158)
                                           ---------         --------
Net deferred tax asset                     $       -         $      -
                                           =========         ========

A valuation allowance was recorded as a reduction to the deferred tax assets due to the uncertainty of the ultimate realization of future benefits from such deferred taxes.

Net operating loss carryforwards of approximately $17.2 million are available as of September 30, 1998 to be applied against future taxable income. In addition, net operating loss carryforwards of approximately $750,000 acquired in connection with the acquisition of MTC are available to reduce recorded goodwill when utilized. The net operating loss carryforwards expire between 1999 and 2011 and are subject to certain annual limitations as a result of the changes in equity ownership.

12.  Significant Fourth Quarter Events

Operating  results in the fourth  quarter of fiscal 1998  include a $3.1 million
loss on the impairment of the assets of the document  management  segment   (see
Note 2).

13. Stock Options and Warrants

Amended 1995 Long-Term Incentive Plan

The Company's Amended 1995 Long-Term Incentive Plan (the "Incentive Plan") is an equity incentive program for officers and other employees of the Company or its subsidiaries and the non-employee members of the Company's Board of Directors (the "Board"). 1,500,000 shares of common stock have been authorized for issuance over the term of the Incentive Plan, but no participant may receive awards for more than 200,000 shares of common stock per fiscal year. The Incentive Plan will be administered by either the Board or the Compensation Committee of the Board.

Awards under the Incentive Plan may, in general, be made in the form of stock option grants, stock appreciation rights, restricted stock awards or performance shares. Each stock option grant will have an exercise price not less than the fair market value of the option shares on the grant date and will generally become exercisable in three successive equal annual installments over the optionee's period of continued service with the Company.

As of September 30, 1998, options for 1,300,767 shares of common stock were outstanding under the Incentive Plan, of which 382,954 option shares were vested. 149,332 shares of common stock had been issued, and 49,901 shares of common stock remained available for future option grants and other awards under the Incentive Plan. As of September 30, 1998, no stock appreciation rights, restricted share awards or performance shares were outstanding under the Incentive Plan.

Employee Stock Option Plan

The Company's Employee Stock Option Plan (the "Option Plan") is an equity incentive program which has been established for the employees of Micrographic Technology Corporation. 40,000 shares of common stock have been authorized for issuance over the term of the Option Plan, but no participant may be granted stock options for more than 4,000 shares of common stock. The Option Plan is administered by the Compensation Committee of the Company's Board of Directors.

All options granted under the Option Plan will have an exercise price per share equal to the fair market value of the option shares on the grant date and will be designed to qualify as incentive stock options under the federal tax laws. Each granted option will become exercisable for the option shares in a series of three successive equal annual installments over the optionee's period of continued service with Micrographic Technology Corporation. The options will not be assignable or transferable except by will or the laws of inheritance following the optionee's death, and in the event the Company is acquired by merger or sale of substantially all of its assets, each outstanding option will be either be assumed by the successor corporation or replaced by the successor corporation with an option with substantially the same economic value.

As of September 30, 1998, options for 19,358 shares of common stock were outstanding under the Option Plan, of which all were vested. 3,208 shares of common stock had been issued, and no shares of common stock remained available for future options grants under the Option Plan.

Non-Plan Consultant Stock Options

During the year ended September 30, 1998, the Company's Board of Directors approved the grant of stock options to an independent consultant to purchase an aggregate of 50,000 shares of its common stock. These options have an exercise price of $10.19 and as of September 30, 1998, none of these options shares were vested. As a result, the Company has recorded $215,000 in deferred compensation which will be amortized to expense over the three-year vesting period of the options. $27,000 has been amortized to expense for the fiscal year ended September 30, 1998. These options were not issued as part of any of the Company's registered Stock Option Plans.

Common Stock Warrants

During fiscal year 1998, the Company issued warrants to purchase an aggregate of 566,250 shares of its common stock in association with three separate rounds of financing through the issuance of its convertible preferred stock (see Note 14). These warrants have a weighted average exercise price of $10.42. In addition, the Company recognized and honored its commitment to issue a warrant to purchase 10,309 shares of its common stock in association with a financing arrangement dating back to 1994. This warrant contained an exercise price of $4.85 and was exercised via a cashless exercise provision into 7,182 shares in August 1998.

The following table summarizes the outstanding options and warrants to purchase shares of common stock for the three years ended September 30, 1998:

                                                                                                       Outstanding
                                       Outstanding Options          Outstanding Warrants          Options and Warrants
                                    ---------------------------    ------------------------     -----------------------
                                                     Weighted                     Weighted                     Weighted
                                                     Average                      Average                      Average
                                                    Exercise                     Exercise                     Exercise
                                         Shares       Price           Shares       Price           Shares       Price
                                         -------     --------        ---------    --------       ---------     --------
Outstanding as of September 30, 1995     215,000     $   8.28        1,334,650    $   5.03       1,549,650     $   5.48
                                         -------     --------        ---------    --------       ---------     --------

     Granted                             574,000     $   8.27                -        -            574,000     $   8.27
     Exercised                                 -         -             (12,500)   $   1.75         (12,500)    $   1.75
     Canceled                           (422,833)    $   8.25         (118,750)   $   4.04        (541,583)    $   7.33

Outstanding as of September 30, 1996     366,167     $   8.30        1,203,400    $   5.16       1,569,567     $   5.89
                                         -------     --------        ---------    --------       ---------     --------

     Granted                             400,000     $   5.00                -        -            400,000     $   5.00
     Exercised                                 -         -            (251,000)   $   1.75        (251,000)    $   1.75
     Canceled                           (283,215)    $   4.95                -        -           (283,215)    $   4.95

Outstanding as of September 30, 1997     482,952     $   5.14          952,400    $   6.06       1,435,352     $   5.75
                                         -------     --------          -------    --------       ---------     --------

     Granted                           1,143,533     $   8.07          576,559     $ 10.32       1,720,092     $   8.82
     Exercised                          (152,540)    $   5.47         (683,941)   $   5.81        (836,481)    $   5.75
     Canceled                           (103,820)    $   6.76          (12,619)   $   2.52        (116,439)    $   6.30

Outstanding as of September 30, 1998   1,370,125     $   7.42          832,399    $   9.27       2,202,524     $   8.12
                                       ---------     --------          -------    --------       ---------     --------

On November 15, 1996, the Compensation/Stock Option Committee approved a stock option repricing program to provide employee option holders additional opportunity and incentive to achieve business plan goals. A total of 297,000 options held by employees on that date were repriced to $4.94 per share, which was the market price on such date. All other terms of the options remained the same and, accordingly, there was no change to the vesting or term of any option.

The Board of Directors took similar action earlier in the year on February 28, 1996, when it elected to reduce the exercise price on 117,000 options held by employees to $8.25 per share, the market price on the day the board took such action. All other terms of the options remained the same and, accordingly, there was no change to the vesting or term of any option.

The following table summarizes information regarding stock options outstanding at September 30, 1998:

                                         Outstanding Options                      Vested Options
                              -------------------------------------------    ------------------------
                                            Weighted Average   Weighted                    Weighted
                                                Remaining      Average                     Average
                                            Contractual Life   Exercise                   Exercise
    Range of Exercise Prices      Shares         (Years)         Price         Shares       Price
                                ---------          ----        --------        -------    --------
    $    4.94  -  $    6.88       874,625          8.78        $   6.17        392,312    $   5.94
    $    7.19  -  $    9.75       237,800          9.52        $   8.67              -           -
    $   10.00  -  $   13.94       257,700          9.65        $  10.68         10,000    $  13.94
                                ---------                                      -------

    $    4.94  -  $   13.94     1,370,125          9.07        $   7.45        402,312    $   6.14
                                ---------          ----        --------        -------    --------

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

As allowed by FAS 123, the Company will continue to apply the provisions of APB 25 in accounting for its stock based employee compensation arrangements, and will disclose the pro forma net loss and loss per share information in its footnotes as if the fair value method suggested in FAS 123 had been applied.

Had compensation cost for the Company's LTIP been determined based on the fair value at grant date for awards in fiscal 1998, 1997 and 1996 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):


                                                             1998            1997            1996
                                                         --------        --------        ---------
  Net loss applicable to common shares, as reported      $(17,345)        $(2,631)        $(6,097)
  Net loss applicable to common shares, pro forma         (18,889)         (3,207)         (6,348)
  Basic and diluted loss per common share, as reported   $  (2.35)   $   (.40)           $  (1.05)
  Basic and diluted loss per common share, pro forma        (2.56)          (.48)           (1.09)

The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions:

                                                      Year Ended September 30,
                                                      1998             1997
                                                    -------          -------
              Volatility                              63%              58%
              Risk-free interest rate                5.28%            6.10%
              Dividend yield                           -                -
              Expected lives                           4                4
              Weighted average fair value            $4.62            $4.26

14. Redeemable Convertible Preferred Stock

Outstanding redeemable convertible preferred stock at September 30, 1998 consists of the following (in thousands, except share data):

                          Redeemable Convertible Preferred Stock
                        30,000 shares authorized, $0.10 par value
                        -----------------------------------------
                                  Shares Issued and    Proceeds Net of
                      Series         Outstanding       Issuance Costs

                        A               3,101             $    4,600
                        B              10,125                  9,500
                        C               7,531                  7,108
                        D                   -                      -
                                   ----------         --------------

                                       20,757              $  21,208
                                       ======              =========

Issuance

Since December 31, 1997, the Company has issued three series of its 5% convertible preferred stock denominated Series A Convertible Preferred Stock (the "Series A Preferred Stock"), Series B Convertible Preferred Stock (the
"Series B  Preferred  Stock")  and  Series C  Convertible  Preferred  Stock (the
"Series C Preferred Stock"). In addition, the Company has agreed to issue, pursuant to a mutually binding stock purchase agreement, a fourth series of its 5% convertible preferred stock denominated Series D Convertible Preferred Stock (the "Series D Preferred Stock") with the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, the ("Preferred Stock"). In connection with the issuance of the 5% Preferred Stock, the Company has also issued (or, in the case of the Series D Preferred Stock, agreed to issue) warrants to purchase its common stock (the "Preferred Warrants").

Each series of the Preferred Stock has similar rights and privileges, and each share of the Preferred Stock has a par value of $0.10 and a face amount of $1,000. The Preferred Stock is convertible into the number of shares of common stock determined by dividing the face amount of the Preferred Stock being converted by the applicable conversion price.

On December 31, 1997, the Company issued to RGC International Investors, LDC ("RGC"), 5,000 shares of its Series A Preferred Stock and warrants to purchase 150,000 shares of common stock (the "Series A Warrants") for an aggregate purchase price of $5,000,000. $435,000 of the purchase price has been allocated to the value of the Series A Warrants. The sale was arranged by Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group ("SPIF"), which received a fee of $250,000 plus warrants to purchase
20,000 shares of common stock, which are exercisable at $6.625 and expire on December 31, 2000.

On May 28, 1998, the Company issued to RGC and Shoreline Associates I, LLC ("Shoreline"), 9,000 and 1,000 shares, respectively, of its Series B Preferred Stock and warrants to purchase 180,000 and 20,000 shares, respectively, of common stock (the "Series B Warrants") for an aggregate purchase price of $10,000,000. $900,000 of the purchase price has been allocated to the value of the Series B Warrants. The sale was arranged by SPIF, which received a fee of $500,000 plus warrants to purchase 50,000 shares of common stock, which are exercisable at $11.00 and expire on May 28, 2002.

On August 31, 1998, the Company issued to RGC 7,500 shares of its Series C Preferred Stock and warrants to purchase 93,750 shares of common stock (the "Series C Warrants") for an aggregate purchase price of $7,500,000. $277,000 of the purchase price has been allocated to the value of the Series C Warrants. The sale was arranged by SPIF, which received a fee of $375,000 plus warrants to purchase 26,250 shares of common stock, which are exercisable at $7.50 and expire on August 31, 2002.

Also on August 31, 1998, the Company entered into a stock purchase agreement whereby the Company agreed, subject to certain conditions, including common stock shareholder approval, to issue to RGC 7,500 shares of its Series D Preferred Stock and warrants to purchase 93,750 shares of common stock (the
"Series D Warrants") for an aggregate purchase price of $7,500,000. As of September 30, 1998, the Company has not issued the Series D Preferred Stock and the Series D Warrants. This stock purchase agreement was arranged by SPIF, which received warrants to purchase 26,250 shares of common stock, which are exercisable at $7.50 and expire on August 31, 2002. The exercise of these warrants is contingent upon the issuance of the Series D Preferred Stock, at which time SPIF will receive an additional fee of $375,000. If the closing of the Series D Preferred Stock has not occurred by September 1, 1999, the warrants issued in conjunction with the Series D Preferred Stock shall automatically expire.

Use of Proceeds

Proceeds from the sale of the Preferred Stock and the Preferred Warrants are being used to fund the expenditures incurred in the continuing expansion of the Company's Internet segment, particularly the ISP Channel service, and for general corporate purposes. Such expenditures include procuring the equipment necessary to deliver high-speed, cable based Internet services to subscribers, hiring additional personnel and expanding its associated sales and marketing efforts.

Dividends

The Holders of the Preferred Stock are entitled to receive dividends at a rate of 5% per annum, payable quarterly, at the Company's option, in cash or additional shares of the applicable series of Preferred Stock. Unpaid dividends are cumulative. Any accrued and unpaid dividends are payable only in the event of a liquidation, dissolution or winding up of the Company. In addition, the Holders of the Series B Preferred Stock are entitled to receive dividends of 10% per annum in the event they are unable to convert their Series B Preferred Stock because such conversions would result in greater than 19.99% of the common stock being issued upon conversion of the Series B, unless stockholder approval is obtained authorizing such conversions.

As of September 30, 1998, the Company had issued an additional 101 shares of Series A Preferred Stock, 125 shares of Series B Preferred Stock and 31 shares of Series C Preferred Stock as dividends.

Conversion Prices

The stated value of each series of outstanding preferred stock is $1,000 per share. The actual number of shares of common stock issuable upon conversion of each series of Preferred Stock will be determined by the following formula:

        (The aggregate stated value of the shares of preferred stock thus being converted at $1,000 per share)
                                   divided by
              (The applicable conversion price of the series of the
                        preferred stock being converted).

The conversion price of the Series A Preferred Stock is equal to the lower of $8.28 per share and the lowest consecutive two day average closing price of the common stock during the 20 day trading period immediately prior to such conversion.

Prior to February 28, 1999, the conversion price of the Series B Preferred Stock is equal to $13.20 per share. Thereafter, the conversion price of the Series B Preferred Stock is equal to the lower of $13.20 per share and the lowest five day average closing price of the common stock during the 20 day trading period immediately prior to such conversion.

Prior to May 31, 1999, the conversion price of the Series C Preferred Stock is equal to $9.00 per share. Thereafter, the conversion price of the Series C Preferred Stock is equal to the lower of $9.00 per share and the lowest five day average closing price of the common stock during the 30-day trading period immediately prior to such conversion.

The conversion price of the Series D Preferred Stock (the "Series D Conversion Price") will initially be a price equal to 120% of the average closing bid price of the common stock on the five days prior to the date the Series D Preferred Stock is issued (the "Initial Series D Conversion Price"). On the nine month anniversary of such issuance, the Series D Conversion Price will be the lower of the Initial Series D Conversion Price and a five day average market price within the 30-day trading period immediately prior to conversion, subject to adjustment upon certain conditions.

Conversion

A holder of the Series A Preferred Stock or the Series B Preferred Stock cannot convert its Series A Preferred Stock or Series B Preferred Stock in the event such conversion would result in its beneficially owning more than 4.99% of the Company's common stock, (not including shares underlying the Series A Preferred Stock or the Series A Warrants for the Series A Preferred Stock conversions, or the Series B Preferred Stock or the Series B Warrants for the Series B Preferred Stock conversions), but they may waive this prohibition by providing the Company a notice of election to convert at least 61 days prior to such conversion. Similarly, a holder of the Series C Preferred Stock or Series D Preferred Stock cannot convert its Series C Preferred Stock or Series D Preferred Stock in the event such conversion would result in beneficially owning more than 4.99% of the Company's common stock (not including shares underlying the Series C Preferred Stock or the Series C Warrants for the Series C Preferred stock conversion or the shares underlying the Series D Preferred Stock or the Series D Warrants for the Series D Preferred stock conversions). Notwithstanding this limitation, the holders of the Preferred Stock cannot convert into an aggregate of more than 19.99% of the Company's common stock without the approval of the Company's common shareholders or the American Stock Exchange. In addition, the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock each cannot convert into more than 2,000,000 shares of common stock. As of September 30, 1998, assuming that the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock attempt to convert into the maximum number of shares of common stock available, the total cash payments would be $11,699,171 after adjustment for the conversion of the remaining 3,101 shares of the Company's outstanding Series A Preferred Stock subsequent to year end.

The rules of the  American  Stock  Exchange  (the  "AMEX")  require us to obtain common stock shareholder or AMEX approval to issue more than 20% of the Company's outstanding common stock. Shares of common stock issued upon conversion of the Preferred Stock or exercise of the Preferred Warrants would count toward this 20%. As such, the AMEX rule operates as a further restriction on the ability of the holders of the Preferred Stock and the Preferred Warrants to convert their preferred stock or exercise their warrants.

During April 1998, the Company issued a combined total of 299,946 shares of common stock, pursuant to the conversion of 2,000 shares of the Series A Preferred Stock. The Series A Preferred Stock, including accrued dividends, was converted into common shares at the conversion price of $6.69 per share.

Subsequent to the year ended September 30, 1998, the Company issued a combined total of 413,018 shares of common stock, pursuant to the conversion of the remaining 3,101 shares of the Company's outstanding Series A Preferred Stock. The Series A Preferred Stock, including accrued dividends, was converted into common shares at the conversion price of $7.56 per share.

Voting Rights

Holders of the Preferred Stock do not have voting rights, except for certain protective provisions relating to changes in the rights of holders of the Preferred Stock or otherwise required by law. Consent of a majority in interest of each effected series of the Preferred Stock is required prior to (i) changing the rights or privileges of such series; (ii) creating any new class or series of stock with preferences above or on par with those of such series; (iii) increasing the authorized number of such series; (iv) any act which would result in a negative tax consequence to the holders of such series pursuant to Section 305 of the Internal Revenue Code.

Priority

Each series of the Preferred Stock is pari passu with each other series of Preferred Stock, and ranks senior to the common stock as to dividends, distributions and distribution of assets upon liquidation, dissolution or winding up of the Company.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, holders of the Preferred Stock will be entitled to be paid out of the assets of the Company legally available for distribution to its stockholders, an amount equal to the liquidation value per share of the Preferred Stock, but only after and subject to the payment in full of all amounts required to be distributed to the holders of any other capital stock of the Company ranking in liquidations senior to such Preferred Stock, but before any payment will be made to the holders of the common stock. Certain mergers or consolidations of the Company into or with another corporation or the sale of all or substantially all of the assets of the Company may be deemed to be a liquidation of the Company triggering the rights of the holders of the Preferred Stock.

Redemption

Each series of the Preferred Stock is subject to redemption upon certain circumstances, including the Company's (i) failure to convert the Preferred Stock when required and in the proper manner, (ii) lapse of effectiveness of the registration statement covering the common stock underlying the Preferred Stock, and (iii) suspension of the common stock from trading on the AMEX, New York Stock Exchange or NASDAQ. In addition, the Series B Preferred Stock is subject to redemption in the event the Company breaches the registration rights agreement pursuant to which the common stock underlying the Series B Preferred

Stock was registered with the Commission; and the Series C (and Series D if issued) is subject to redemption in the event the Company breaches the stock purchase agreement pursuant to which the Series C Preferred Stock was issued or the registration rights agreement pursuant to which the common stock underlying the Series C Preferred Stock was registered with the Commission.

The Company will have the right to redeem the Series A Preferred Stock on or after December 31, 1998 at a price equal to the greater of 130% of its face value or the market price multiplied by the number of shares of common stock into which the Convertible Preferred can be converted. The Company will have the right to redeem the Series B Preferred Stock on or after November 28, 1999 at a price equal to the greater of 120% of its face value or the market price multiplied by the number of shares of common stock into which the Convertible Preferred can be converted. The Company will have the right to redeem the Series C Preferred Stock on or after the earlier of (i) an underwritten public offering or a Rule 144A offering in the amount of at least $10,000,000, or (ii) February 29, 2000, at a price equal to 110% of its face value if such redemption is made prior to September 1, 1999 and 120% of the face value thereafter. Once issued, the Company will have the right to redeem the Series D Preferred Stock on or after the earlier of (i) an underwritten public offering or a Rule 144A offering in the amount of at least $10,000,000, or (ii) the eighteen-month anniversary of the date of its issuance at a price equal to 110% of its face value if such redemption is made in the first 12 months that the Series D Preferred Stock is outstanding and 120% of the face value thereafter.

In the event of a change in control of the Company, including consolidations, mergers, the sale of substantially all of the Company's assets, and transactions in which 50% or more of the voting power of the Company is disposed of, the 5% Preferred Stock is subject to redemption in cash.

Maturity

The Company, in its sole discretion, must either redeem or convert the 5% Preferred Stock on the three year anniversaries of issuance (the "Maturity Date"). The Company's ability to convert the 5% Preferred Stock on the Maturity Date is subject to (i) shareholder approval in the event such conversion (aggregated with all previous conversions of the 5% Preferred Stock) would result in the issuance of more than 19.99% of the outstanding common stock as of December 31, 1997 and (ii) the shares of common stock issuable upon such conversion being authorized, registered and eligible for trading over AMEX or NASDAQ. In the event shareholder approval is not obtained, or the common stock issuable upon such conversion is not authorized, registered and eligible for trading over the AMEX or NASDAQ, then the Company must redeem the 5% Preferred Stock in cash. The Maturity Date of the Series B Preferred Stock is May 29, 2001. The Maturity Date of the Series C Preferred Stock is August 31, 2001.

The Preferred Warrants to Purchase Common Stock

The Preferred Warrants have a term of four years, and are currently exercisable. The Preferred Warrants contain certain anti-dilution provisions and permit cashless exercise. The Company can call the Series B Warrants and the Series C Warrants any time after the first year anniversary of their issuance, but only in the event the market price of the common stock over the twenty days prior to such call is 150% of the exercise price of the warrants being called. The Series A Warrants have an exercise price of $7.95 per share and expire on December 31, 2001. The Series B Warrants have an exercise price of $13.75 per share and expire on May 28, 2002. The Series C Warrants have an exercise price of $9.375 per share and expire on August 31, 2002. The exercise price of the Series D Warrants will be 125% of the market price of the common stock on the date of issuance, and will expire four years after such issuance.

15. Related Party Transactions

As of September 30, 1994, the Company was owed $4.2 million plus accrued interest by Ozite Corporation (Ozite). A Director of the Company and the former Chairman of the Board held substantial interests in Ozite. Due to uncertainties about collecting these funds, this receivable, which dates back to 1988, was written off and charged against earnings during fiscal 1991,. Accordingly no amount related to this receivable is recorded on the Company's consolidated financial statements. On July 26, 1995, Ozite shareholders approved a merger of Ozite with Pure Tech with Pure Tech being the surviving corporation. As a condition of the merger, Ozite was required to secure a general release from the Company and to surrender certain securities in satisfaction of the amount owed to the Company. As a result, the Company received 311,000 shares of Pure Tech common stock, 267,000 shares of Artra Group Incorporated (ARTRA) common stock and 932 shares of Artra Preferred Stock. Subsequently, the Company sold all 311,025 shares of Pure Tech for net proceeds of $1.0 million, which was recorded as a capital contribution during fiscal 1995. During fiscal 1996, the remaining securities were sold for net proceeds of $815,000, which was recorded as a capital contribution.

During fiscal 1997, CDI sold its operations that support its Fujitsu maintenance base in the Chicago metropolitan area to a new company formed by John I. Jellinek, the Company's former president, chief executive officer, and director and Philip Kenny, a former SoftNet director. The buyer acquired certain assets in exchange for a $209,000 promissory note and the assumption of current liabilities of approximately $750,000. In addition, at the closing the buyer paid off $438,000 of Company bank debt and entered into a sub-lease of CDI's facility in Buffalo Grove, Illinois. At the closing, the buyer merged with Telcom Midwest, LLC., and the two former directors and the other two shareholders of the merged company personally guaranteed obligations arising out of the promissory note, the sub-lease arrangement and the assumption of certain liabilities. The personal guarantees of the promissory note are several. The personal guarantees of the sub-lease are limited to $400,000 and are on a joint and several basis. The personal guarantees of assumed liabilities are on a joint and several basis but are limited to the two former directors. Concurrent with this transaction, Messrs. Jellinek and Kenny resigned from the Company's board.

In June 1996, the Company acquired the exclusive worldwide manufacturing rights to IMNET's MegaSAR Microfilm Jukebox and completed and amended its obligations under a previous agreement. The Company issued a $2.9 million note for prepaid license fees, software inventory, the manufacturing rights, and certain other payables. Approximately $2.5 million was paid on this note during the fourth quarter of fiscal 1996. Subsequently, in fiscal 1997, the outstanding $410,000 promissory note was further reduced by $249,000, and a new promissory note in the face amount of $161,000 was executed.

In July 1997, due to a delay in the transfer to the Company of the technical and manufacturing know-how for the MegaSAR product, the Company and IMNET further amended the June 1996 Agreement. In an attempt to facilitate the technology transfer, the Company accepted an order from IMNET for the first 14 MegaSAR units to be manufactured by the Company. A portion of the payment for these initial units would be applied against the outstanding promissory note. The transfer of the technology and the parts needed for production was to have occurred no later than September 1, 1997.

As of September 30, 1997, the transfer to the Company of the technical and manufacturing know-how for this product offering has continued to be delayed. Despite the ongoing negotiation and cooperation between the two parties, the
Company determined there was a potential material risk in completing the technology transfer and getting the product to market. As a result, in fiscal 1997, the Company recorded a one-time charge of $1.0 million to write-off the associated prepaid licenses. The Company is currently negotiating with IMNET to either complete the transfer or seek an alternative solution. In association with these ongoing negotiations, the maturity date of the Company's $161,000 promissory note has been indefinitely extended.

During fiscal 1996, the Company decided to discontinue its plans for distributing the IMNET microfilm retrieval software in favor of another software developer's product. As a result, the Company recorded a one-time charge of $1.5 million to write-off software inventory which is included under the caption costs associated with change in product lines and other in the accompanying consolidate statements of operations.

During fiscal 1996, the Company sold its entire holdings in IMNET for net proceeds of $7.7 million. Accordingly, the Company recorded a gain on sale of the securities of $5.7 million.

In fiscal 1998, the Company issued $1,443,750 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002 to Mr. R. C. W. Mauran, a beneficial owner of more than 5% of the Company's common stock, in exchange for the assignment to the Company of certain equipment leases and other consideration. The debentures are convertible into common stock of the Company, at $8.25 per share, after December 31, 1998.

16. Supplemental Cash Flow Information

                                                                                1998         1997         1996
                                                                             -------      -------      -------
                                                                                       (in thousands)
       Cash paid during the year for:
          Interest                                                            $1,330       $1,220       $1,730
       Non-cash investing and financing activities:
          Common stock issued for acquisitions                                     -            -        1,022
          Common stock issued for the conversion of subordinated notes         1,118          387        4,077
          Common stock issued for the conversion of preferred stock            1,666            -            -
          Value assigned to common warrants issued upon the issuance
              of preferred stock                                               1,612
          Convertible debt issued for acquisition of equipment leases          1,444            -            -
          Preferred dividends paid with the issuance of -
              Additional preferred stock                                         257            -            -
              Common stock                                                         6            -            -
          Equipment acquired by capital lease                                    965           83           89
          Note received in sale of a portion of CDI's operations                   -          209            -
          Common stock issued to pay acquisition costs                             -           44            -



17. Segment Information

The Company operates principally in three industry segments: document management, telecommunications and Internet services. The Company's acquisition of MTC in September, 1995, significantly broadened its operations in the document management industry. Prior to the acquisition, the Company's document management operations were not material. Although the Company acquired ISP Channel, an Internet service provider, in June of 1996, its revenue and results of operations in fiscal 1996 were immaterial. In July 1998, the Company decided to discontinue its telecommunications operations and therefore, the data relating to this segment is included as discontinued. Note 3 provides segment data for telecommunications.



                                                                   As of and for the Years Ended September 30,
                                                                         1998            1997           1996
                                                                   ----------      ----------     ----------
                                                                                (In thousands)
     Net Sales
       Document Management                                         $   13,042      $   20,330     $   19,417
       Internet Services                                                1,018             988            167
                                                                   ----------      ----------     ----------
                                                                   $   14,060      $   21,318     $   19,584
                                                                   ==========      ==========     ==========

     Income (loss) from continuing operations before income taxes
       Document Management                                         $   (5,653) (a) $      572 (b) $     (227)(c)
       Internet Services                                               (8,272)         (1,152)             -
       Other                                                           (3,004)         (2,304)         2,003 (d)
                                                                   ----------      ----------     ----------
                                                                   $  (16,929)     $   (2,884)    $    1,776
                                                                   ==========      ==========     ==========

     Identifiable Assets
       Document Management                                         $   10,070      $   15,049     $   14,426
       Discontinued Business                                            6,129           7,491          8,373
       Internet Services                                                7,443           1,364              -
       Corporate                                                       13,167             473          1,467
       Other                                                                -               -          1,320
                                                                   ----------      ----------     ----------
                                                                   $   36,809      $   24,377     $   25,586
                                                                   ==========      ==========     ==========

     Depreciation and Amortization Expense
       Document Management                                         $    1,148      $    1,263     $      958
       Internet Services                                                  921             458              -
       Corporate                                                           84              76            306
       Other                                                                -               1            110
                                                                   ----------      ----------     ----------
                                                                   $    2,153      $    1,798     $    1,374
                                                                   ==========      ==========     ==========

     Capital Expenditures
       Document Management                                         $      647      $      137     $      614
       Internet Services                                                5,014             361              -
       Corporate                                                            2              11            100
       Other                                                                -               1             18
                                                                   ----------      ----------     ----------
                                                                   $    5,663      $      510     $      732
                                                                   ==========      ==========     ==========

(a)  Includes $3.1 million charge for impairment of assets
(b) Includes $2.1 million charge for costs associated with change in product line and other
(c)  Includes $1.5 million charge for costs associated with change in product
(d)  Includes $5.7 million gain on sale of available-for-sale securities


18.     Subsequent Events

On November 5, 1998, the Company entered into a letter of intent to sell MTC for $5.125 million and on November 9, 1998, the Company entered into a letter of intent to sell KCI for $6.6 million. In both cases, deposits of $100,000 were paid to the Company on execution of the letters of intent and, in the case of the sale of MTC, such deposit is non-refundable. The purchase price for MTC is anticipated to be $5.125 million (including the $100,000 non-refundable deposit). The balance of $5.025 million will be paid at closing in readily available funds. The purchase price for KCI is anticipated to be $6 million (including the $100,000 deposit) and the issuance to the Company of 60,000 shares of common stock of the purchaser, Convergent Communications, Inc. At closing, the Company expects to receive $3.4 million in readily available funds and two 12-month 8% notes for an aggregate amount of $2.5 million.

In aggregate, the sale of both MTC and KCI represents a substantial change in the business of the Company and, as such, requires shareholder approval. While KCI has been treated as a discontinued operation since July 27, 1998, and while management of the Company intends to dispose of MTC, the Company has continued to treat MTC as a continuing business pending such shareholder approval of its sale.

On November 22, 1998, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of Intelligent Communications, Inc. The transaction will close upon Federal Communications Commission approval of the transfer of Intellicom's licenses to the Company. Such approval is expected to occur in the second quarter of fiscal 1999. The agreed purchase price comprises
(i) a cash component of $500,000 payable at closing, (ii) a promissory note in the amount of $1 million due one year after closing (and payable in cash or in the Company's common stock at the option of the sellers), (iii) a promissory note in the amount of $2 million due two years after closing (and payable in cash or in the Company's common stock at the option of the Company), (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), and (v) a demonstration bonus of $1 million payable on the first anniversary of the closing, if certain milestones are met, in cash or shares of the Company's common stock at the option of the Company.

During November 1998, the Company issued a combined total of 413,018 shares of common stock, pursuant to the conversion of the remaining 3,101 shares of the Company's outstanding Series A Preferred Stock. The Series A Preferred Stock, including accrued dividends, was converted into common shares at the conversion price of $7.56 per share.

During the quarter ended December 31, 1998, the Company declared a dividend on both its outstanding Series B Preferred Stock and its outstanding Series C Preferred Stock, payable on December 31, 1998 to the respective stockholders of record at the close of business on December 28, 1998. For the Series B Preferred Stock, these dividends, payable at a rate of 5%, were paid at the Company's option in the form of 126.56 additional shares of the Company's Series B Preferred Stock. For the Series C Preferred Stock, these dividends, payable at a rate of 5%, were paid at the Company's option in the form of 94.14 additional shares of the Company's Series C Preferred Stock.

On January 12, 1999, the Company executed an agreement with a group of institutional investors whereby the Company issued $12 million in convertible subordinated loan notes. These notes bear an interest rate of 9% per year and mature in 2001. In connection with these notes, the Company issued to these investors an aggregate of 300,000 warrants. These warrants, which have an exercise price of $17 per warrant, expire in 2003.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of Registrant

Item 10.  Directors and Executive Officers of Registrant

The information required by this Item is set forth in registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act", which information is hereby incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this Item is set forth in registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Board of Directors", which information is hereby incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Beneficial Security Ownership of Management and Certain Beneficial Owners", which information is hereby incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this Item is set forth in registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions", which information is hereby incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Financial Statements and Exhibits:

         1.       Consolidated Financial Statements

                    See Index to Consolidated Financial Statements included in this Form 10-K on page __.

         2.       Financial Statement Schedules

                    Included in Part IV of this Form 10-K are the following:

                    Report of Independent Accountants on Financial Statement Schedule

                    Financial Statement Schedule for the Three Years Ended September 30, 1998

                            Schedule II - Valuation and Qualifying Accounts

         3.       Exhibits

                    See Index to Exhibits included on this Form 10-K on page   .

(b)      Reports on Form 8-K:

         On July 28, 1998, the Company filed a Form 8-K reporting both the adoption of a Cable Affiliates Incentive Program and the Board of Director's decision to account for the Company's Telecommunications Division as a discontinued operation.

         On September 14, 1998, the Company filed a Form 8-K reporting the designation and issuance of 7,500 shares of Series C Convertible Preferred Stock and the designation of 7,500 shares of Series D Convertible Preferred Stock.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.

/s/ Douglas S. Sinclair
-----------------------
Douglas S. Sinclair
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                            Date


/s/ Ronald I. Simon
-------------------------
Ronald I. Simon                Chairman of the Board of      January 13, 1999
                                      Directors

/s/ Lawrence B. Brilliant
-------------------------
Dr. Lawrence B. Brilliant         Vice Chairman of the       January 13, 1999
                                   Board of Directors
                                     President, and
                                Chief Executive Officer

/s/ Garrett J. Girvan
-------------------------
Garrett J. Girvan               Chief Operating Officer      January 13, 1999


/s/ Ian B. Aaron
-------------------------
Ian B. Aaron                           Director              January 13, 1999


/s/ Edward A. Bennett
-------------------------
Edward A. Bennett                      Director              January 13, 1999


/s/ Sean P. Doherty
-------------------------
Sean P. Doherty                        Director              January 13, 1999


/s/ John G. Hamm
-------------------------
John G. Hamm                           Director              January 13, 1999


/s/ Robert C. Harris, Jr.
-------------------------
Robert C. Harris, Jr.                  Director              January 13, 1999

                                                                     Schedule II


                                         Valuation and Qualifying Accounts
                                                  (In thousands)


                                    Beginning                           Ending
                                     Balance    Expensed    Deductions  Balance
                                    ---------   --------    ----------  -------
Allowance for Doubtful Accounts
 (for continuing operations):

Fiscal Year 1998                      $   320    $   680       $   279   $  721

Fiscal Year 1997                          164        174            18      320

Fiscal Year 1996                          156        101            93      164

INDEX TO EXHIBITS


EXHIBIT 3   Articles of Incorporation and By-Laws

            3.1 Restated Certificate of Incorporation of the Registrant, filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-65593).

            3.2 By-Laws of the Company included in Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993.

EXHIBIT 4   Instruments  Defining  the Rights of  Security   Holders   including
            Indentures

            4.1 Article Third of the Registrant's Restated Certificate of Incorporation, filed as exhibit 3.1 to this Annual Report on Form 10-K.

            4.2 Form of Indenture between SoftNet Systems, Inc. and U.S. Trust Company of California, as Trustee, including Form of
                   Note, relating to the 9% Debentures. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.

EXHIBIT 10  Material Contracts

            10.1 Letter confirming employment of Dr. Lawrence B. Brilliant, dated April 7, 1998. Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.

            10.2 Loan Modification Agreement (Incorporation of Equipment Loan Facility) made and entered on the 14th day of May, 1997, by and between SoftNet Systems, Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank. Incorporated by reference to exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

            10.3 Draw Note, in the face amount of $1,500,000 made and entered on the 14th day of May, 1997, by and between SoftNet Systems, Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank. Incorporated by reference to exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

            10.4 Purchase Agreement (in regards to certain equipment leases) made and entered on the 14th day of May, 1997, by and between SoftNet Systems, Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank. Incorporated by reference to exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

            10.5 Amendment "A" to Purchase Agreement (in regards to certain equipment leases) made and entered on the 15th day of November, 1997, by and between SoftNet Systems, Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank. Incorporated by reference to exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

            10.6 Loan Modification Agreement (Extension of Maturity Date) made and entered on the 14th day of August, 1997, by and between SoftNet Systems, Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank. Incorporated by reference to exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

            10.7 Loan Modification Agreement made and entered on the 14th day of March, 1996, by and between SoftNet Systems, Inc., a New York Corporation, Communicate Direct, Inc., an Illinois Corporation , Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank. Incorporated by reference to exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

            10.8 Loan Modification Agreement (Modification of Borrowing Base Definition) made and entered into this 27th day of November, 1996, by and between SoftNet Systems, Inc., a New York Corporation , Communicate Direct, Inc., an Illinois Corporation, Micrographic Technology Corporation, a Delaware Corporation, Kansas Communications, Inc., a Kansas Corporation and West Suburban Bank. Incorporated by reference to exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

            10.9 Manufacturing and Distribution Licensing Agreement, dated July 12, 1996 by and among Imnet Systems, Inc., a Delaware corporation, having its principal place of business in Atlanta, Georgia , SoftNet Systems, Inc., a New York corporation, having its principal place of business in Lake Forest, Illinois and SoftNet's wholly-owned subsidiary, Micrographic Technology Corporation, a Delaware corporation having its principal place of business in Mountain View, California. Incorporated by reference to exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

            10.10 Loan and Security Agreement, dated September 15, 1995, by and between West Suburban Bank and SoftNet Systems, Inc. Incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.11 Revolving Credit Note, dated September 15, 1995, in the original principal amount of $6,500,000 from SoftNet Systems, in favor of West Suburban Bank Incorporated by reference to exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.12 SoftNet Systems, Inc. 1995 Long Term Incentive Plan. Incorporated by reference to exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.13 Registration Rights Agreement dated September 15, 1995 by and among R.C.W. Mauran, A.J.R. Oosthuizen and SoftNet Systems, Inc. Incorporated by reference to exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.14 SoftNet Systems, Inc. Employee Stock Option Plan for employees of Micrographic Technology Corporation. Incorporated by reference to exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.15 Form of SoftNet Systems, Inc. 9% Convertible Subordinated Debentures due 2000. Incorporated by reference to exhibit
                   10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.16 $660,000 principal amount of Micrographic Technology Corporation 6% Convertible Subordinated Secured Debentures due 2002 issued to R.C.W. Mauran. Incorporated by reference to exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.17 Registration Rights Agreement, dated as of October 28, 1994, by and among SoftNet Systems, Inc., Marc Zionts and Ian Aaron. Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1994.

            10.18 Registration Rights Agreement, dated as of October 28, 1994, by and among SoftNet Systems, Inc., Forsythe/McArthur Associates, Inc., BWJ Partnership, Willard Aaron and D&K Stores, Inc. Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1994.

            10.19 Registration Rights Agreement, dated as of November 1, 1994, by and among SoftNet Systems, Inc., Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership I. Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1994.

            10.20 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 31, 1999 held by Michael Cleary, Tim Reiland, Dave Prokupek, Christopher Barnes and CGRM Limited Partnership. Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1994.

            10.21 SoftNet Systems, Inc. Common Stock Purchase Warrant expiring October 27, 1999 held by Willard Aaron. Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1994.

            10.22 Form of SoftNet Systems, Inc. Common Stock Purchase Warrant. Incorporated by reference to exhibit 10.39 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.23 Form of SoftNet Systems, Inc. Promissory Note. Incorporated by reference to exhibit 10.40 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.24 Form of SoftNet Systems, Inc. Note Extension Agreement. Incorporated by reference to exhibit 10.41 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.25 Form of SoftNet Systems, Inc. Warrant to Purchase Common Stock granted to holders of SoftNet Systems, Inc. Promissory Notes. Incorporated by reference to exhibit 10.42 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.26 Form of 9% Convertible Subordinated Note. Incorporated by reference to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.

            10.27 Stockholders Agreement dated March 24, 1995 among SoftNet Systems, Inc., A.J.R. Oosthuizen and R.C.W. Mauran. Incorporated by reference to the Company's Registration Statement on Form S-4, as amended, Registration No. 33-95542.

            10.28 First Amendment dated September 15, 1995 to Stockholders Agreement dated March 24, 1995 among SoftNet Systems, Inc., A.J.R. Oosthuizen and R.C.W. Mauran. Incorporated by reference to exhibit 10.45 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.


EXHIBIT 21  Subsidiaries

EXHIBIT 23  Consent of Independent Accountants

EXHIBIT 27  Financial Data Schedule

EXHIBIT 99  Additional Exhibits

            99.1 Common Stock Purchase Warrant Certificate issued to RGC International Investors, LDC dated August 31, 1998 (Series
                   C), filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-65593).

            99.2 Common Stock Purchase Warrant Certificate issued to Shoreline Pacific Equity, Ltd. dated August 31, 1998 (Series C), filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-65593).

            99.3 Common Stock Purchase Warrant Certificate issued to Steven M. Lamar dated August 31, 1998 (Series C), filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-65593).

            99.4 Securities Purchase Agreement by and among the Company and the Buyers (as defined therein), dated as of August 31, 1998 (Series C and Series D), filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-65593).

            99.5 Registration Rights Agreement by and among the Company and the Initial Investors (as defined therein) dated as of August 31, 1998 (Series C and Series D), filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-65593).

            99.6 Escrow Agreement by and among the Company, the Buyers (as defined therein), Shoreline Pacific Institutional Finance and the Escrow Holder (as defined therein), dated as of August 31, 1998 (Series C), filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-65593).

            99.7 Common Stock Purchase Warrant Certificate issued to Shoreline Pacific Equity, Ltd. dated August 31, 1998 (Series D), filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-65593).

            99.8 Common Stock Purchase Warrant Certificate issued to Steven M. Lamar dated August 31, 1998 (Series D), filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-65593).

            99.9 Securities Purchase Agreement by and among the Company and the Buyers (as defined therein), dated as of May 28, 1998 (Series B), filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-57337).

            99.10 Registration Rights Agreement by and among the Company and the Initial Investors (as defined therein), dated as of May 28, 1998 (Series B), filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-57337)..

            99.11 Escrow Agreement by and among the Buyers (as defined therein), Shoreline Pacific Institutional Finance and the Escrow Holder (as defined therein), dated as of May 28, 1998 (Series D), filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-57337).

            99.12 Form of Common Stock Purchase Warrant Certificate issued to purchasers of the Series B Preferred Stock, dated May 28, 1998, filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-57337).

            99.13 Form of Common Stock Purchase Warrant Certificate issued to assignees of Shoreline Pacific Institutional Finance, dated May 28, 1998 (Series B), filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-57337)..

            99.14 List of recipients of Common Stock Purchase Warrants issued in connection with Series B Preferred Stock transaction, filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-65593).

            99.15 Securities Purchase Agreement by and among the Company and the Buyers (as defined therein), dated as of December 31, 1997 (Series A), filed as an exhibit to the Company's Form 8-K, dated January 12, 1998.

            99.16 Registration Rights Agreement by and among the Company and the Initial Investors (as defined therein), dated as of December 31, 1997 (Series A) , filed as an exhibit to the Company's Form 8-K, dated January 12, 1998.

            99.17 Form of common Stock Purchase Warrant Certificate issued to purchasers of the Series A Preferred Stock, dated December 31, 1997, filed as an exhibit to the Company's Form 8-K, dated January 12, 1998..

            99.18 Form of Common Stock Purchase Warrant Certificate issued to assignees of Shoreline Pacific Institutional Finance, dated December 31, 1997 (Series A), filed as an exhibit to the Company's Form 8-K, dated January 12, 1998.

            99.19 List of recipients of Common Stock Purchase Warrants issued in connection with Series A Preferred Stock transaction, filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-65593).

            99.20 Action by Written Consent of the Sole Holder of the Series E Convertible Preferred Stock of SoftNet Systems, Inc., filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-65593).