Form 10-K/A
period 1998-09-30
SOFTNET SYSTEMS INC
filed 1999-02-02
CIK 97196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998.

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                           Commission File No.: 1-5270

                              SOFTNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 New York                                11-1817252
                 --------                                ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

520 Logue Avenue, Mountain View, California                  94043
-------------------------------------------                  -----
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (650) 962-7470

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                            Name of each exchange
        -------------------                             on which registered
         common stock, par                            -----------------------
       value $.01 per share                           American Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1998 was approximately $130.3 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at December 31, 1998
-------------------------------                 --------------------------------
common stock, $.01 par value                             8,631,087

Documents Incorporated by Reference:

             Proxy Statement for the Annual Meeting of Shareholders
                     to be held on March 16, 1999 (Part III)

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

     Having been in a variety of businesses since its inception in 1956, the Company changed its name on June 29, 1993 to SoftNet Systems, Inc. in association with its decision at that time to focus on the document management and health care cost containment industries. Later that year, the Company entered into a purchase agreement to purchase Utilization Management Associates, Inc., a company which was also engaged in the health care cost containment business. In October 1994, the Company decided to further diversify its operations into the telecommunications industry by purchasing Communicate Direct, Inc., a company which sold, installed and serviced telephone systems. In September 1995, the Company both merged with Kansas Communications, Inc. ("KCI"), a provider of telecommunications solutions, and purchased Micrographic Technology Corporation ("MTC"), a world-wide provider of document management solutions. Also at this time, the Company rescinded its purchase of Utilization Management Associates, Inc. In December 1995, KCI purchased the Milwaukee operation of Executone Management Systems, Inc., which sold and serviced proprietary voice processing systems, further expanding its Midwest market. In June 1996, the Company purchased Media City World, Inc. (subsequently renamed ISP Channel, Inc.("ISP Channel")), an Internet services business, and decided to divest itself of the operations of Communicate Direct, Inc.

     The Company is now in the process of implementing a new strategy emphasizing its Internet services business through ISP Channel. The Company currently owns three businesses: its telecommunications business (KCI), its document management business (MTC) and its Internet service business (ISP Channel). Each business operates through a wholly owned subsidiary of the Company. As part of its new focus, the Company has signed separate letters of intent to sell KCI and MTC. The Company is now accounting for KCI as a discontinued operation. Because the sale of MTC remains subject to shareholder approval, the Company is accounting for MTC as a continuing business rather than a discontinued operation. The sale of MTC and KCI is intended to enable the Company to aggressively expand its ISP Channel. See "Business --Micrographic Technology Corporation."

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

                                   ISP Channel

     The Company seeks to become the dominant cable-based provider of high-speed Internet access and other Internet-related services to homes and businesses in the franchise areas of those cable systems unaffiliated with the six largest U.S. cable operators and certain other smaller systems. The Company estimates that its target market comprises over 2,600 systems passing approximately 22 million U.S. homes. As of December 31, 1998, the Company has contracts with cable operators representing approximately 1.4 million homes passed. In addition, the Company plans to target certain other markets including MDUs, hotels, hospitals and schools, which will significantly increase the size of the Company's market. The Company's Internet service, which is marketed using the brand name "ISP Channel," provides residential and business subscribers access to the Internet over the existing cable television infrastructure at speeds up to 1.5 megabits per second ("Mbps"). This increased speed means that the required download time for a 10 megabyte file is less than one minute, and allows subscribers to benefit from sophisticated multimedia applications and programming. The ISP Channel also offers an intuitive user interface provided through a co-branding agreement with Excite, Inc. ("Excite"), and local information, news and entertainment customized for each community served.

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

Employees

     As of December 31, 1998, MTC had 66 full-time employees.

                        Intelligent Communications, Inc.

     Intelligent Communications, Inc. ("Intellicom") provides two-way satellite Internet access options utilizing very small aperture terminal ("VSAT") technology. Intellicom focuses its sales penetration efforts on rural markets, particularly ISPs, educational institutions and small businesses. In addition to providing Internet access options, Intellicom provides Internet-based applications, consulting services and full Internet services to the marketplaces it serves. Intellicom's access options include both VSAT dedicated and dial-up Internet access (including ISDN and direct network connectivity). Intellicom's other products and services include Web server hosting and integration services, client software development and maintenance services, training and network integration and consulting services. Intellicom's VSAT network infrastructure currently allows network connectivity throughout North America. Intellicom's VSAT-based point of presence ("POP") locations can be placed throughout the 48 lower states as well as in southern Canada and south Alaska. Intellicom may provide its Internet services in the C-band satellite arena in addition to its Ku-band offering. Many international satellites utilize the C-band architecture and Intellicom expects to retrofit its equipment for C-band coverage areas with little difficulty.

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

Products and Services

     Intellicom provides its customers with a comprehensive range of Internet access options, applications and consulting services. Intellicom believes that, over time, its strategic focus on business applications for the Internet and its niche network connectivity options will play a larger role in differentiating Intellicom from its competitors. Intellicom's options and services include a stable, low-cost VSAT system based on two-way satellite technology, providing high-speed access to the Internet. Early in 1998, Intellicom introduced the T1 Plus product line as a solution to the marketplace. In addition, Intellicom developed the Edge Connector server to enhance the VSAT network connectivity system. This comprehensive package of Internet applications is customized to work within the VSAT network, specifically for the ISP industry. Cache Plus, similar to the Edge Connector, was created as Intellicom's answer to Internet backbone congestion. The objective of Cache Plus is to move a substantial amount of the Web, FTP and NNTP traffic from the Internet backbone to the "network edge" via a local proxy server. This proxy server is a "child" to a large "parent" proxy server at Intellicom's data center in Fremont, California. Connectivity between the child and parent is accomplished by utilizing Intellicom's satellite based TCP/IP network and a VSAT antenna at the remote location. This VSAT connection is accomplished with either a two-way VSAT solution or a receive-only VSAT antenna. The child proxy server is benefited by the proxy activity from other users on the satellite carrier. The major benefit of such technology lies in its ability to cache a majority of the web's most popular sites.

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

Factors Affecting the Company's Operating Results

     The risks and uncertainties described below are not the only ones facing SoftNet. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

     This Annual Report on Form 10-K also contains "forward-looking" statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

We Cannot Predict Our Success Because We Have Operated Our Internet Services Business Only for a Short Period of Time

     We are in the process of selling our non-Internet related subsidiaries to focus on substantial expansion of our Internet subsidiary, ISP Channel, Inc. We acquired ISP Channel, Inc. in June 1996. As such, we have very limited operating history and experience in the Internet services business. The successful expansion of the ISP Channel service will require strategies and business operations that differ from those historically employed in connection with our two other businesses. To be successful, we must develop and market products and services that are widely accepted by consumers and businesses at prices that provide cash flow sufficient to meet our debt service, capital expenditures and working capital requirements. Consequently, we cannot assure you that our ability to develop or maintain strategies and business operations for the ISP Channel services will achieve positive cash flow and profitability.

There is No Proven Commercial Acceptance of ISP Channel, Inc.'s Services

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

     We have launched the ISP Channel service in 19 cable systems in the United States, but we cannot assure you that it will achieve broad consumer or commercial acceptance. We currently only have approximately 1,600 subscribers to the ISP Channel service. The success of the ISP Channel service will depend upon the willingness of subscribers to pay the monthly fees and installation costs associated with the service and to purchase or lease the equipment necessary to access the Internet. Accordingly, we cannot predict whether our pricing model will prove to be viable, whether demand for our services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. If we do not achieve or sustain such pricing levels or if our services do not achieve or sustain broad market acceptance, then our business, financial condition, prospects and ability to repay our debts will be materially adversely affected.

We  Anticipate   Having   Negative  Cash  Flow,   Net  Losses  and   Accumulated
Stockholders' Deficits for the Foreseeable Future

     We have sustained substantial losses over the last five fiscal years. For the fiscal year ended September 30, 1998, we had a net loss of $17.3 million and for the fiscal year ended September 30, 1997, we had a net loss of $2.6 million. As of September 30, 1998, we had an accumulated stockholders' deficit of approximately $6.2 million. We expect to incur substantial additional losses and experience substantial negative cash flows as we expand the ISP Channel service. The costs of expansion will include expenses incurred in connection with:

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

We Will Require Substantial Future Capital to Implement Our Business Plan

     The development of our business will require substantial capital infusions as a result of:

     o our need to enhance and expand product and service offerings to maintain our competitive position and increase market share; and

     o the substantial investment in equipment and corporate resources required by the continued national launching of the ISP Channel service.

     In addition, we anticipate that the majority of cable affiliates with one-way cable systems will eventually upgrade their cable infrastructure to two-way cable systems, at which time we will have to upgrade our equipment on any affected cable system to handle two-way transmissions. We cannot accurately predict whether or when we will ultimately achieve cash flow levels sufficient to support our operations, development of new products and services, and expansion of the ISP Channel service. Unless we reach such cash flow levels, we will require additional financing to provide funding for operations. In the event we complete a long-term debt financing, we will be highly leveraged and such debt securities will have rights or privileges senior to those of our current shareholders. In the event that equity securities are issued to raise additional capital, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. In the event that we cannot generate sufficient cash flow from operations, or are unable to borrow or otherwise obtain additional funds on favorable terms to finance operations when needed, our business, financial condition, prospects and ability to repay our debts would be materially adversely affected.

The Unpredictability of Our Quarterly Results May Adversely Affect the Trading Price of Our Common Stock

     We cannot predict with any significant degree of certainty our quarterly revenue and operating results, which have fluctuated in the past and will likely fluctuate in the future. As a result, we believe that period-to-period comparisons of our revenues and results of operations are not necessarily meaningful and you should not rely upon them as indicators of future performance. It is likely that in one or more future quarters our results may fall below the expectations of analysts and investors. In such event, the trading price of our common stock would likely decrease. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control.

     Factors that could affect ISP Channel, Inc. include, among others:

     o    the number of subscribers who retain our Internet services;

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

     o the amount and timing of capital expenditures and other costs relating to the expansion of the ISP Channel service;

     o    competition in the Internet or cable industries; and

     o    changes in law and regulation.

     In addition, we are selling MTC and KCI, our non-Internet subsidiaries. MTC has not been accounted for as a discontinued operation because its sale is dependent on shareholder approval. MTC and KCI have historically accounted for the majority of our revenues. Accordingly, the sale of KCI and MTC would make historical comparisons of operating results less meaningful.

Issuance of Common Stock Pursuant to Existing Obligations Will Result in Dilution to the Common Stockholders

     The total number of shares of our common stock underlying all of our convertible securities, assuming the maximum amounts that we could be obligated to issue without our consent, is 7,477,814 which would have been 86.6% of our outstanding common stock as of December 31, 1998. The issuance of common stock as a result of these obligations could result in significant dilution to the holders of our common stock.

     We are obligated to issue up to 1,760,227 shares of our common stock on the exercise of warrants and vested options and the conversion of certain of our convertible debt. Our preferred stock and 9% senior subordinated convertible notes due 2001 could convert into an additional 5,717,587 shares of common stock without our consent. However, we do not know the exact number of shares of our common stock that we will issue upon conversion of these securities because they potentially have floating conversion prices based on the average market prices of the common stock for a number of trading days immediately prior to conversion.

     The floating conversion price feature of the Series B Preferred Stock, Series C Preferred Stock, and 9% senior subordinated convertible notes due 2001 begin February 28, 1999, May 29, 1999 and July 1, 1999, respectively. Generally, decreases in the market price of the common stock below their initial conversion prices would result in more shares of common stock being issued upon their conversion. The 5,717,587 shares underlying our preferred stock and 9% senior subordinated convertible notes due 2001 assumes that the stockholders approve the issuance of in excess of 19.99% of our outstanding common stock in connection with conversion of our preferred stock. We are seeking such approval at our 1999 Annual Meeting.

     The following table sets forth the number of shares of common stock issuable upon conversion of the outstanding preferred stock and our 9% senior subordinated convertible notes due 2001 and percentage ownership that each represents assuming:

     o the market price of the common stock is 25%, 50%, 75% and 100% of the market price of the common stock on December 31, 1998, which was $17.38 per share;

     o the floating conversion price feature of the preferred stock and 9% senior subordinated convertible notes due 2001 was in effect;

     o the maximum conversion prices of the preferred stock was not adjusted as provided in our certificate of incorporation; and

     o the conversion price was equal to the market price at the time of conversion in the event the market price was less than the maximum conversion price.

     On  December  31,  1998,  there  were  8,631,087  shares of  common  stock,
10,251.56  shares  of  Series B  Preferred  Stock,  7,625.39  shares of Series C
Preferred   Stock  and  $12,000,000   principal   amount  under  the  9%  senior
subordinated  convertible  notes due 2001  outstanding.  The Series B  Preferred
Stock cannot convert into more than 2,000,000 shares of our common stock. In the event that more than 2,000,000 shares of common stock would be required to fully convert the Series C Preferred Stock, we must either honor  conversion  requests over the 2,000,000 share limit or redeem the remaining  Series C Preferred Stock for cash,  at its  stated  value of $1,000  per share  plus  accrued  but unpaid dividends.

                                                                       9% Senior
                          Series B               Series C             Subordinated
                       Preferred Stock        Preferred Stock      Convertible Notes                  Total
                       ---------------        ---------------      -----------------                  -----
    Percent of         Shares                   Shares               Shares                   Shares
   Market Price      Underlying       %      Underlying     %      Underlying     %         Underlying        %
   ------------      ----------       -      ----------     -      ----------     -         ----------        -
  25%   ($4.35)      2,000,000      18.8     1,752,963    16.9     1,717,587    16.6        5,470,550       38.8
  50%   ($8.69)      1,179,696      12.0       877,490     9.2     1,380,897    13.8        3,438,083       28.5
  75%  ($13.04)        786,162       8.4       847,265     8.9       920,245     9.6        2,553,672       22.8
 100%  ($17.38)        776,633       8.3       847,265     8.9       705,882     7.6        2,329,780       21.3

     Dilution may result in a decrease in the market price of our common stock

     To the extent any of these shares of common stock are issued, the market price of our common stock may decrease because of the additional shares on the market. If the actual price of the common stock decreases, the holders of such preferred stock could convert into greater amounts of common stock, the sales of which could further depress the stock price. In addition, any significant downward pressure on the market price of the common stock that may be caused by the holders of the preferred stock converting and selling material amounts of common stock could encourage short sales by such holders or others. Such short sales could place further downward pressure on the price of our common stock.

     The ownership limitations in our certificate of incorporation may not protect against dilution

     Our certificate of incorporation does not allow us to issue shares of our common stock to holders of our preferred stock if such issuance would result in such holders beneficially owning more than 4.99% or our outstanding common stock. The 4.99% ownership limitation does not prevent the holders from converting into common stock and then selling such common stock to stay below the limitation, except that such holders cannot convert into more than 19.99% of our common stock unless we have received shareholder approval. SoftNet is seeking shareholder approval for conversions of its preferred stock in excess of 19.99% at its 1999 Annual Meeting.


We May Be Required to Make Cash Payments to Holders of Preferred Stock

     We are required by our certificate of incorporation and the rules of the American Stock Exchange to obtain shareholder approval prior to issuing more than 19.99% of our common stock upon conversion of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. If we do not obtain such shareholder approval, we will be required to make cash payments to holders of the Series B Preferred Stock or Series C Preferred Stock who attempt to convert over the 19.99% limit, unless SoftNet obtains a waiver from the American Stock Exchange rule or otherwise ceases to be subject to such rule. The cash payments would be equal to the number of shares of common stock that we would have issued absent the 19.99% limit multiplied by the market price at the time of the attempted conversion.

     In addition, in the event the 2,000,000 share limit is reached with respect to the Series C Preferred Stock, SoftNet must either honor conversion requests or redeem in cash the remaining Series C Preferred Stock. The market price of our common stock would have to fall to $3.75 or below for five days within a thirty day trading period to reach the 2,000,000 share limit.

     The following table sets forth the amount of such cash payment assuming:

     o the market price of the common stock is 25%, 50%, 75%, 100%, 125%, 150% and 175% of the market price of the common stock on December 31, 1998, which was $17.38 per share;

     o the floating conversion price feature of the Series B Preferred Stock and Series C Preferred Stock was in effect;

     o the maximum conversion price of the Series B Preferred Stock and Series C Preferred Stock was not increased; and

     o the conversion price was equal to the market price at the time of conversion in the event the market price was less than the maximum conversion price.

     The actual cash payments may be significantly greater than those listed if the market price of our common stock increases above $30.42. In addition, the floating conversion price feature is based on the average market prices of the common stock for a number of trading days immediately prior to conversion.
Therefore, cash payments may also be significantly greater than those listed if the market price of our common stock at the time of attempted conversion was not equal to the conversion price.

                                                    Cash Payment for Attempted Conversions
                                                    --------------------------------------
    Percentage of
     Market Price           Series B Preferred Stock        Series C Preferred Stock         Total Cash Payments
     ------------           ------------------------        ------------------------         -------------------
    25%   ($4.35)                $   5,736,206                   $   7,625,390                   $  13,361,596
    50%   ($8.69)                    4,330,786                       7,625,390                      11,956,176
    75%  ($13.04)                   10,251,560                       2,163,775                      12,415,335
   100%  ($17.38)                   13,497,887                       2,883,927                      16,381,814
   125%  ($21.73)                   16,876,242                       3,605,738                      20,481,980
   150%  ($26.07)                   20,246,831                       4,325,890                      24,572,721
   175%  ($30.42)                   23,625,186                       5,047,702                      28,672,888

     Such cash payments will adversely affect our financial condition and ability to implement the business plan for ISP Channel, Inc. In addition, we will be required to raise funds elsewhere, which could be difficult in the event shareholder approval is not obtained. If we do not receive shareholder approval, there can be no assurance that we would be able to obtain adequate sources of additional capital.

We May Be Required to Repay Our 9% Senior Subordinated Convertible Notes Due 2001 in Cash

     The terms of the 9% Senior Subordinated Convertible Notes due 2001 prohibit their holders from converting such notes into more than 1,717,587 shares of our common stock. In the event that we cannot honor conversions of the 9% Senior Subordinated Convertible Notes due 2001 because they would result in greater than an aggregate of 1,717,587 shares of common stock being issued upon such conversions, then we must convert such outstanding principal amount up to the 1,717,587 limit and prepay the remaining outstanding principal amount. The prepayment amount would be equal to the greater of:

     o 130% of the then outstanding principal amount of such unconverted notes, plus any accrued but unpaid interest; and

     o the product of the number of shares of additional common stock that would have been issued absent the 1,717,587 share limitation and either the conversion price or market price (whichever is greater at the time of such attempted conversion)

     We would not reach the 1,717,587 share limit unless the floating conversion price feature were in effect and the market price of the common stock fell below $6.99. If the market price of the common stock was $4.35, which is 25% of the market price of the common stock as of December 31, 1998, we would be required to make cash payments of $5,887,046. This amount does not take into account any interest that accrues on the outstanding principal amount of the 9% Senior Subordinated Convertible Notes due 2001. This amount also assumes that the market price at the time of conversion and the conversion price were equal. The market price at the time of conversion and the conversion price potentially could not be equal because the conversion price is calculated using market prices during the thirty days prior to conversion.

     In addition, if the holders of the 9% Senior Subordinated Convertible Notes due 2001 cannot convert or resell the common stock issued upon conversion other than because the 1,717,587 share limit is reached, the terms of the 9% Senior Subordinated Convertible Notes due 2001 permit the holders to require us to make cash payments equal to the greater of:

     o 108% of the then outstanding principal amount of such unconverted notes if the event occurs prior to July 1, 1999 and 112% of the then outstanding principal amount of such unconverted notes thereafter, plus any accrued but unpaid interest; and

     o the product of the number of shares of additional common stock that would have been issued absent the inability to convert or resell and either the conversion price or market price (whichever is greater at the time of such attempted conversion)

     The maximum amount of such cash payments, assuming the market price and the conversion price were equal, is $13,440,000, without taking into account any interest that would accrue. If the market price and the conversion price are not equal, then the maximum amount of such cash payments could be significantly higher.

     Such cash payments will adversely affect our financial condition and ability to implement the business plan for ISP Channel, Inc.

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

     We do not have direct contact with our subscribers

     Because subscribers to the ISP Channel service must subscribe through a cable affiliate, the cable affiliate (and not SoftNet) will substantially control the customer relationship with the subscriber. For example, under our existing contracts, cable affiliates are responsible for important functions, such as billing for and collecting ISP Channel subscription fees and providing the labor and costs associated with distribution of local marketing materials.

     Failure or delay by cable operators to upgrade their systems may adversely affect subscription levels

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

The   Unavailability  of  Two-Way  Capability  in  Certain  Markets  May  Affect
Subscription Levels

     We provide Internet services to cable systems irrespective of their two-way capabilities. For one-way cable systems, we provide Internet services over cable systems to homes with a telephone line return path for data from the home. In those circumstances, our services may not provide the high speed access, quality of experience and availability of certain applications, such as video conferencing, necessary to attract and retain subscribers to the ISP Channel service. Subscribers using a telephone line return path will experience data transmission speeds to the Internet that are provided by their analog modems which is typically 28.8 kilobits per second. It is not clear what impact the lack of two-way capability will have on subscription levels for the ISP Channel service.

Our Growth Depends on Exclusive Access to Cable Subscribers

     The success of the ISP Channel service is dependent, in part, on our ability to gain exclusive access to cable consumers. Our ability to gain exclusive access to cable customers depends upon our ability to develop exclusive relationships with cable operators that are dominant within their geographic markets. We cannot assure you that affiliated cable operators will not face competition in the future or that we will be able to establish and maintain exclusive relationships with cable operators. Currently, a number of our contracts with cable operators do not contain exclusivity provisions. Even if we are able to establish and maintain exclusive relationships with cable operators, we cannot assure the ability to do so on favorable terms or in sufficient quantities to be profitable. In addition, we are seeking affiliations with a large number of cable operators as quickly as possible because we will be excluded from providing Internet over cable in those areas served by cable operators with exclusive arrangements with other Internet service providers. Our contracts with cable affiliates typically range from three to seven years, and we cannot assure you that such contracts will be renewed on satisfactory terms. If the exclusive relationship between either us and our cable affiliates or our cable affiliates and their cable subscribers is impaired, if we do not become affiliated with a sufficient number of cable operators, or if we are not able to continue our relationship with a cable affiliate once the initial term of its contract has expired, our business, financial condition, prospects and ability to repay our debts could be materially adversely affected.

Future Revenue Growth and Profitability Will Depend in Part on the Success of Our Research and Development Activities

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

We Will Need to Manage Our Expanding Business Effectively

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

Cable Affiliates May Be Unable to Renew Their Franchises

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

We Depend on  Third-Party  Technology to Develop and Introduce New Technology We
Use

     The markets for the products and services we use are characterized by the following:

     o    intense competition;

     o    rapid technological advances;

     o    evolving industry standards;

     o    changes in subscriber requirements;

     o    frequent new product introductions and enhancements; and

     o    alternative service offerings.

     Because of these factors, we have chosen to rely upon third parties to develop and introduce technologies that enhance our current product and service offerings. If our relationship with such third parties is impaired or terminated, then we would have to find other developers on a timely basis or develop our own technology. We cannot predict whether we will be able to obtain the third-party technology necessary for continued development and introduction of new and enhanced products and services. In addition, we cannot predict whether we will obtain third-party technology on commercially reasonable terms or replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products or services. The absence of or any significant delay in the replacement of third-party technology would have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

We Depend on Third-Party Suppliers for Certain Key Products and Services

     We currently depend on a limited number of suppliers for certain key products and services. In particular, we depend on Excite, Inc. for national content aggregation, 3Com Corporation and Com21, Inc. for headend and cable modem equipment, Cisco Systems, Inc. for specific network routing and switching equipment, and, among others, MCIWorldCom, Inc. for national Internet backbone services. Excite recently announced that it is being acquired by one of our primary competitors, At Home. If, due to this acquisition, Excite were to terminate its contract with us in November 1999, we would need to find a new provider of national content aggregation. Additionally, certain of our cable modem and headend equipment suppliers are in litigation over their patents. We could experience disruptions in the delivery or increases in the prices of products and services purchased from vendors as a result of this intellectual property litigation. We cannot predict when delays in the delivery of key components and other products may occur due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limited availability in the suppliers' underlying raw materials. In addition, we may not have adequate remedies against such third parties as a result of breaches of their agreements with us. The inability to obtain sufficient key components or to develop alternative sources for such components could result in delays or reductions in our product shipments. If that were to happen, it could have a material adverse effect on our customer relationships, business, financial condition, prospects and ability to repay our debts.

We Depend on Third-Party Carriers to Maintain Their Cable Systems Which Carry Our Data

     Our success will depend upon the capacity, reliability and security of the network used to carry data between our subscribers and the Internet. A significant portion of such network is owned by third parties, and accordingly we have no control over its quality and maintenance. We rely on cable operators to maintain their cable systems. In addition, we rely on other third parties to provide a connection from the cable system to the Internet. Currently, we have transit agreements with MCIWorldCom, Sprint Communications Company, and others to support the exchange of traffic between our network operations center, cable system and the Internet. The failure of any other link in the delivery chain resulting in an interruption of our operations would have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

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

     o    Telephony-based access providers; and

     o    Alternative technologies, such as telecom-related solutions

     Cable-based access providers

     In the cable-based segment of the Internet access industry, we compete with other cable-based data services that are seeking to contract with cable system operators. These competitors include:

     o systems integrators such as Convergence.com, Online System Services, HSAnet and Frontier Communications' Global Center business; and

     o Internet service providers such as Earthlink Network, Inc., MindSpring Enterprises, Inc., and IDT Corporation.

     Several cable system operators have begun to provide high-speed Internet access services over their existing networks. The largest of these cable system operators are CableVision Systems Corporation, Comcast Corporation, Cox Enterprise, Inc., MediaOne Group, Inc., Tele-Communications, Inc. and Time Warner Inc. Tele-Communications, Cox and Comcast market through At Home Corporation, while Time Warner plans to market the RoadRunner service through Time Warner's own cable systems as well as to other cable system operators nationwide. In particular, At Home has announced its intention to compete directly in the small-to medium-sized cable system market.

     Telephone-based access providers

     Some of our most direct competitors in the access markets are telephone-based access providers, including incumbent local exchange carriers, national interexchange or long distance carriers, fiber-based competitive local exchange carriers, ISPs, online service providers, wireless and satellite data service providers, and competitive local exchange carriers that use digital subscriber line technologies. Some of these competitors are among the largest companies in the country, including AT&T Corp, MCIWorldCom., Sprint and Quest Communications International, Inc. Other competitors include BBN Corporation, Earthlink, Netcom Online Communications Services, Inc., Concentric Network, and PSInet Inc. Internet access via the existing telephone infrastructure is widely available and inexpensive, and barriers to entry are low. The result is a highly competitive and fragmented market.

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

     Alternative technologies

     In addition, the market for high-speed data transmission services is characterized by several competing technologies that offer alternative solutions. Competitive technologies include telecom-related wireline technologies, such as integrated services digital network and digital subscriber line technologies, and wireless technologies such as local multipoint distribution service, multichannel multipoint distribution service and direct broadcast satellite. Our prospects may be impaired by Federal Communications Commission rules and regulations, which are designed, at least in part, to increase competition in video and related services. The FCC has also created a General Wireless Communications Service in which licensees are afforded broad latitude in defining the nature and service area of the communications services they offer. The full impact of the General Wireless Communications Service remains to be seen. Nevertheless, all of these new technologies pose potential competition to our business. Significant market acceptance of alternative solutions for high-speed data transmission could decrease the demand for our services if such alternatives are viewed as providing faster access, greater reliability, increased cost-effectiveness or other advantages over cable solutions. Competition from telecom-related solutions is expected to be intense.

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

Increased Usage May Reduce Our Transmission Speed

     Because the ISP Channel service has been operational for a relatively short period of time, our ability to connect and manage a substantial number of on-line subscribers at high transmission speeds is unknown. In addition, we face risks related to our ability to scale up to expected subscriber levels while maintaining superior performance. While peak downstream data transmission speeds across the cable network approaches 30 megabits per second in each 6 MHz channel, the actual downstream data transmission speeds for each cable subscriber will be significantly slower and will depend on a variety of factors, including:

     o    actual speed provisioned for the subscriber's cable modem;

     o    quality of the server used to deliver content;

     o    overall Internet traffic congestion;

     o the number of active subscribers on a given 6 MHz channel at the same time;

     o    the capability of cable modems used; and

     o    the service quality of the cable affiliates' cable networks.

     As the number of subscribers increases, it may be necessary for our cable affiliates to add additional 6 MHz channels in order to maintain adequate data transmission speeds from the Internet. These additions would render such channels unavailable to such cable affiliates for video or other programming. We cannot assure you that our cable affiliates will provide additional capacity for this purpose. On two-way cable systems, the transmission data channel to the Internet is located in a range not used for broadcast by traditional cable networks and is more susceptible to interference than the transmission data channel from the Internet, resulting in a slower peak transmission speed to the Internet. In addition to the factors affecting data transmission speeds from the Internet, the interference level in the cable affiliates' data broadcast range to the Internet can materially affect actual data transmission speeds to the Internet. The actual data delivery speeds realized by subscribers will be significantly lower than peak data transmission speeds and will vary depending on the subscriber's hardware, operating system and software configurations. We cannot assure you that we will be able achieve or maintain data transmission speeds high enough to attract and retain our planned numbers of subscribers, especially as the number of subscribers to our services grows. Consequently, a perceived or actual failure by us to achieve or maintain high speed data transmission could significantly reduce consumer demand for our services and have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

System Failure May Cause Interruption of Internet Services

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

We May Be Vulnerable to Unauthorized Access, Computer Viruses and Other Disruptive Problems

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

Our Success Will Depend, in Part, on Obtaining Advertising Revenues, Which May Not Come to Fruition

     The success of the ISP Channel service depends in part on our ability to draw advertisers to the ISP Channel. We expect to derive significant revenues from advertisements placed on co-branded and ISP Channel web pages and "click through" revenues from products and services purchased through links from the ISP Channel to vendors. We believe that we can leverage the ISP Channel to provide demographic information to advertisers to help them better target prospective customers. Nonetheless, we have not generated any significant advertising revenue yet and we cannot assure you that advertisers will find such information useful or will choose to advertise through the ISP Channel. Therefore, we cannot assure you that we will be able to attract advertising revenues in quantities and at rates that are satisfactory to us. The failure to do so could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

The ISP Channel Brand May Not Be a Commercial Success

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

We Must Develop an Effective Billing and Collections System

     We have recently begun the process of designing and implementing our billing and collections system for the ISP Channel service. We intend to bill for our services over the Internet and, in most cases, to collect these invoices through payments received via the Internet. Such invoices and payments have security risks. Given the complexities of such a system, we cannot assure you that we will be successful in developing and launching the system in a timely manner or that we will be able to scale the system quickly and efficiently if the number of subscribers requiring such a billing format increases. Currently, our cable affiliates are responsible for billing and collection for our Internet access services. As a result, we have little or no control over the accuracy and timeliness of the invoices or over collection efforts. Given our relatively limited history with billing and collection for Internet services, we cannot predict the extent to which we may experience bad debts or our ability to minimize such bad debts. If we encounter significant problems with our billing and collections process, our business, financial condition, prospects and ability to repay our debts could be materially adversely affected.

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

We May Face Potential Liability for Defamatory or Indecent Content

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

We May Face Potential Liability for Information Retrieved and Replicated

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

Our Business Depends Upon the Development of New Products and Services in the Face of Rapidly Evolving Technology

     Risks related to our products and services

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

     Risks relating to our  suppliers' products

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

     Risks relating to our competitors' products

     The introduction by our competitors of products or services embodying, or purporting to embody, new technology could also render our existing products and services, as well as products or services under development, obsolete and unmarketable. Internet, telecommunications and cable technologies are evolving rapidly. Many large corporations, including large telecommunications providers, regional Bell operating companies and telecommunications equipment providers, as well as large cable system operators, regularly announce new and planned technologies and service offerings that could impact the market for our services. The announcements can delay purchasing decisions by our customers and confuse the marketplace regarding available alternatives. Such announcements could, in the future, adversely impact our business, financial condition, prospects and ability to repay our debts.

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

Our Purchase of Intelligent Communications, Inc. Subjects Us to Risks in a New Market in Which We Have No Experience

     On November 23, 1998, we signed an agreement to purchase Intelligent Communications, Inc., a provider of two-way satellite Internet access options using very small aperture terminal ("VSAT") technology. We expect to complete the purchase of Intelligent Communications by June 30, 1999, although we cannot assure you that we will complete the transaction on schedule, if at all. Acquisitions involve many risks including potential negative effects on our reported results of operations from acquisition-related charges and amortization of goodwill and purchased technology. In addition, the Intelligent
Communications acquisition is structured as a purchase by us of all of the outstanding stock of Intelligent Communications. As a result, upon completion of the acquisition, we will assume all liabilities of Intelligent Communications. It is possible that we are not aware of all of the liabilities of Intelligent Communications and that upon completion of the acquisition, we will have assumed greater liabilities that we expected. In addition, we have very little experience in the markets and technology in which Intelligent Communications is focused.

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

     Dependence on leases for satellites

     Intelligent Communications currently leases satellite space from General Electric. If for any reason, the leases were to be terminated, we cannot assure you that we could renew the leases for the satellites on favorable terms, if at all. We have not identified alternative providers and believe that any new leases would probably be more costly to us. In any case, we cannot assure you that an alternative provider of satellite services would be available, or, if available, would be available on terms favorable to us.

     Government regulation

     The VSAT satellite industry is a highly regulated industry, both domestically and internationally. In the United States, operation and use of VSAT satellites requires licenses from the Department of Commerce and the Federal Communications Commission. In addition, in order to operate internationally, VSAT satellites generally require licenses from governments of foreign countries in which imagery will be directly downlinked.

     United States regulation

     The Department of Commerce is responsible for granting commercial imaging satellite operating licenses, coordinating satellite imaging applications among several governmental agencies to ensure that any license addresses all U.S. national security concerns and complying with all international obligations of the United States. The U.S. government generally reserves the right to interrupt service during periods of national emergency when U.S. national security interests are affected. The threat of such interruptions or service could adversely affect our ability to market our Internet services to certain end-user customers.

     As a lessee of satellite space, we could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, that modify the present regulatory environment in the United States.

     International regulation

     All satellite systems operating internationally are subject to general international regulations and the specific laws of the countries in which satellite imagery is downlinked. Applicable regulations include:

     o International Telecommunications Union regulations, which define for each service the technical operating parameters (including maximum transmitter power, maximum interference to other services and users, and the minimum interference the user must operate under for that service);

     o the Intelsat and Inmarsat agreements which provide that in order to conform with international treaties and obligations the operators of international satellite systems must demonstrate that they will not cause technical harm to Intelsat and Inmarsat; and

     o regulations of foreign countries that require that satellite operators secure appropriate licenses and operational authority for utilization of the required spectrum in each country.

     Within foreign countries, we expect that GE, as the lessor of the satellite space, will secure appropriate licenses and operational authority for utilization of the required spectrum in each country into which satellite imagery will be downlinked.

     While we believe that our lessors will be able to obtain and renew all U.S. and international licenses and authorizations necessary to operate effectively, we cannot assure you that we our lessors will be successful in doing so. Our failure to indirectly obtain or renew some or all necessary licenses or approvals could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

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

     o    incurrence of unforeseen obligations or liabilities;

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

We Depend on Certain Key Personnel

     Our success depends, in large part, on our ability to attract and retain qualified technical, marketing, sales and management personnel. With the expansion of the ISP Channel service, we are currently seeking new employees. However, competition for such personnel is intense in our business, and thus, we may be unsuccessful in our hiring efforts. To launch the ISP Channel concept on a large-scale basis, we have recently assembled a new management team, most of whom have been with us for less than six months. The loss of any member of the new team, or failure to attract or retain other key employees, could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

Direct and Indirect Government Regulation Can Significantly Impact Our Business

     Currently, neither the FCC nor any other federal or state communications regulatory agency directly regulates our services. However, any changes in law or regulation relating to Internet connectivity and telecommunications markets could affect the nature, scope and prices of our services. Such changes include those that directly or indirectly affect costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from the regional Bell operating companies or other telecommunications companies.

     Possibility of changes in law or regulation

     For example, proceedings are pending at the FCC to determine whether, and to what extent, Internet service providers should be considered "telecommunications carriers" and, if so, whether they should be required to contribute to the Universal Service Fund. Although the FCC has decided for the moment that Internet service providers are not telecommunications carriers, that decision is not yet final and is being challenged by various parties, including the regional Bell operating companies. Some members of Congress have also challenged the FCC's conclusion. Congressional dissatisfaction with the FCC's conclusions could lead to further changes to the FCC's governing law. We cannot predict the impact, if any, that future legal or regulatory changes might have on our business.

     Regulations affecting the cable industry may discourage cable operators from upgrading their systems

     In addition, regulation of cable television may affect the speed at which our cable affiliates upgrade their cable infrastructures to two-way cable. Currently, our cable affiliates have generally elected to classify the distribution of our services as "additional cable services" under their respective franchise agreements, and accordingly pay franchise fees. However, the election by cable operators to classify Internet access as an additional cable service may be challenged before the FCC, the courts or Congress, and any change in the classification of service could have a potentially adverse impact on our company.

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

     Possible negative consequences if cable operators are classified as common carriers

     If the FCC or another governmental agency classifies cable system operators as "common carriers" or "telecommunications carriers" because they provide
Internet services, or if cable system operators themselves seek such classification as a means of limiting their liability, we could lose our rights as the exclusive ISP for some of our cable affiliates. In addition, if we or our cable affiliates are classified as common carriers, we could be subject to government-regulated tariff schedules for the amounts we charge for our services. To the extent we increase the number of foreign jurisdictions in which we offer our services, we will be subject to further governmental regulation.

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

Failure to Sell KCI and MTC in a Timely Manner Could Adversely Affect Our Ability to Implement Our Business Plan

     We have announced the planned sale of KCI and MTC to two separate buyers. We intend to apply the proceeds of such a sale toward the repayment of debt and the expansion of the ISP Channel service. However, we cannot assure you that these efforts will be successful. In the absence of such a sale, management's attention could be substantially diverted to operate or otherwise dispose of KCI and MTC. If a sale of KCI or MTC is delayed, its value could be diminished. Moreover, KCI or MTC could incur losses and operate on a negative cash flow basis in the future. Thus, any delay in finding a buyer or failure to sell these divisions could have a material adverse effect on our business, financial condition, prospects and ability to repay our debts.

We Do Not Intend to Pay Dividends

     We have not historically paid any cash dividends on our common stock and do not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, our debt obligations and other factors the board of directors deems relevant. We currently intend to retain our earnings, if any, to finance the development and expansion of the ISP Channel service. Our certificate of incorporation (1) prohibits the payment of cash dividends on our common stock, without the approval of the holders of the convertible preferred stock and (2) upon liquidation of our company, requires us to pay the holders of the convertible preferred stock before we make any payments to the holders of our common stock. You should also know that some of our financing agreements restrict our ability to pay dividends on our common stock.

Our Stock Price is volatile

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

Prospective Anti-Takeover Provisions Could Negatively Impact Our Stockholders

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

The Year 2000 Issue Could Harm Our Operations

     Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because such computer programs would not properly recognize a year that begins with "20" instead of "19." This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Issue" or "Y2K Issue." We have formulated a Y2K Plan to address our Y2K issues and have created a Y2K Task Force headed by the Director of I/S and Data Services to implement the plan. Our Y2K Plan has six phases:

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

     Our Y2K Plan will apply to two areas:

     o    Internal business systems

     o    Compliance by external customers and providers

     Internal business systems

     Our internal business systems and workstation business applications will be a primary area of focus. We are in the unique position of completing the implementation of new enterprise-wide business solutions to replace existing manual processes and/or "home grown" applications during 1999. These solutions are represented by their vendors as being fully Y2K compliant. We have few, if any, "legacy" applications that will need to be evaluated for Y2K compliance.

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

Compliance by external customers and suppliers

     We are in the process of the inventory and assessment phases of our critical suppliers, service providers and contractors to determine the extent to which our interface systems are susceptible to those third parties' failure to remedy their own Y2K issues. We expect that assessment will be complete by mid-1999. To the extent that responses to Y2K readiness are unsatisfactory, we intend to change suppliers, service providers or contractors to those that have demonstrated Y2K readiness. We cannot be assured that we will be successful in finding such alternative suppliers, service providers and contractors. We do not currently have any formal information concerning the status of our customers but have received indications that most of our customers are working on Y2K compliance.

     Risks associated with Y2K

     We believe the major risk associated with the Y2K Issue is the ability of our key business partners and vendors to resolve their own Y2K Issues. We will spend a great deal of time over the next several months, working closely with suppliers and vendors, to assure their compliance. Should a situation occur where a key partner or vendor is unable to resolve their Y2K issue, we expect to be in a position to change to Y2K compliant partners and vendors.

     Costs to address Y2K issues

     Because we are in the position of implementing new enterprise wide business solutions to replace existing manual processes and/or "home grown" applications, there will be little, if any, Y2K changes required to existing business applications. All of the new business applications implemented (or in the process of being implemented in 1999) are represented as being Y2K compliant. We currently believe that implementing our Y2K Plan will not have a material effect on our financial position.

     Contingency plan

     We have not formulated a contingency plan at this time but expect to have specific contingency plans in place prior to September 31, 1999.

     Summary

     We anticipate that the Y2K Issue will not have a material adverse effect on our financial position or results of operations. There can be no assurance, however, that the systems of other companies or government entities, on which we rely for supplies, cash payments, and future business, will be timely converted, or that a failure to convert by another company or government entities, would not have a material adverse effect on our financial position or results of operations. If third party service providers and vendors, due to Y2K Issues, fail to provide us with components, materials, or services which are necessary to deliver our service and product offerings, with sufficient electrical power and transportation infrastructure to deliver our service and product offerings, then any such failure could have a material adverse effect on our ability to conduct business, as well as our financial position and results of operations.

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

     None

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

The common stock of the Company is principally traded on the American Stock Exchange ("AMEX: SOF"). The high and low sales prices for the stock reported on AMEX for each quarterly period during the past two fiscal years were as follows:

                  Quarter Ending                  High                   Low
                  ---------------               -------               --------
                  1997
                  ----
                  December 31, 1996                   6                4-5/16
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

                                                                                  Fiscal years ended September 30,
                                                                     1998          1997        1996 (b)      1995 (c)       1994
                                                                   --------      --------      --------      --------      --------
                                                                                (in thousands, except per share data)
Consolidated Statements of Operations Data (a):

Net sales                                                          $ 14,060      $ 21,338      $ 19,584      $  1,088      $    188
Cost of sales                                                        10,628        11,935        11,375           783           172
                                                                   --------      --------      --------      --------      --------
Gross Profit                                                          3,432         9,403         8,209           305            16
                                                                   --------      --------      --------      --------      --------

Operating expenses:
  Selling, engineering and general and administrative                14,879         7,767         7,764         1,673         1,180
  Amortization of goodwill and transaction costs                      1,286         1,287           993            29          --
  Loss on impairment of assets                                        3,100          --            --            --            --
  Write-off of acquired in-process unproven technology                 --            --            --           5,000          --
  Cost associated with change in products and other                    --           2,137         2,164          --            --
  Acquisition costs and other                                          --            --            --             846          --
                                                                   --------      --------      --------      --------      --------
Total operating expenses                                             19,265        11,191        10,921         7,548         1,180
                                                                   --------      --------      --------      --------      --------

Loss from operations                                                (15,833)       (1,788)       (2,712)       (7,243)       (1,164)

Interest expense                                                     (1,416)       (1,145)       (1,220)         (456)         (601)
Gain on sale of available-for-sale securities                          --            --           5,689          --            --
Other income                                                            320            49            19             5             2
                                                                   --------      --------      --------      --------      --------

Income (loss) from continuing operations
  before income taxes                                               (16,929)       (2,884)        1,776        (7,694)       (1,763)

Provision for income taxes                                             --            --            --            --            --
                                                                   --------      --------      --------      --------      --------

Income (loss) before discontinued operations
  and extraordinary item                                            (16,929)       (2,884)        1,776        (7,694)       (1,763)

Discontinued operations:
  Gain (loss) from operations                                           (73)          739        (1,812)       (1,317)          335
  Estimated loss on disposal                                           --            --            --            (644)         --
Extraordinary item - loss on sale of business                          --            (486)       (6,061)         --            --
                                                                   --------      --------      --------      --------      --------
Net loss                                                           $(17,002)     $ (2,631)     $ (6,097)     $ (9,656)     $ (1,428)
                                                                   ========      ========      ========      ========      ========

Preferred dividends                                                    (343)         --            --            --            --
                                                                   --------      --------      --------      --------      --------

Net loss applicable to common shares                               $(17,345)     $ (2,631)     $ (6,097)     $ (9,656)     $ (1,428)
                                                                   ========      ========      ========      ========      ========

Basic and diluted loss per common share                            $  (2.35)     $  (0.40)     $  (1.05)     $  (2.22)     $  (0.38)
                                                                   ========      ========      ========      ========      ========

Balance Sheet Data (a):

Working capital                                                    $  7,439      $    298      $  2,430      $  3,044      $   (918)
Total assets                                                         34,555        20,321        18,991        29,192         4,281
Long-term debt, net of current portion                               10,236        11,727        10,247        11,795          --
Redeemable convertible preferred stock                               18,187          --            --            --            --
Shareholders' equity (deficit)                                       (6,171)        2,028         3,793        11,685         2,436

----------
(a)  Restated  to  reflect  the   telecommunications   segment  as  discontinued
     operations.

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

                                                         1998           1997           1996
                                                         ----           ----           ----
                                                                  (in thousands)
      Sales
         MTC                                         $ 13,042        $20,330        $19,417
         ISP Channel                                    1,018          1,008            167

      Cost of Sales
         MTC                                            9,410         11,050         11,375
         ISP Channel                                    1,218            885              -

      Gross Profit
         MTC                                            3,632          9,280          8,042
         ISP Channel                                     (200)           123            167

      Operating Expenses
         MTC                                            9,272          8,714          8,162
         ISP Channel                                    8,016          1,273            478

      Income (loss) from continuing operations
         MTC                                           (5,640)           566           (120)
         ISP Channel                                   (8,216)        (1,150)          (311)
         Corporate Overhead                            (1,977)        (1,204)        (2,281)
                                                     --------       --------       --------
           Consolidated                              $(15,833)      $ (1,788)      $ (2,712)
                                                     --------       --------       --------

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


                                                                                    Fiscal years ended September 30,
                                                                      1998          1997         1996          1995          1994
                                                                   --------      --------      --------      --------      --------
                                                                                 (in thousands, except per share data)
Statement of Operations Data:

Net sales                                                          $  1,018      $  1,008      $    167      $   --        $    188
Cost of sales                                                         1,218           885          --            --             172
                                                                   --------      --------      --------      --------      --------
Gross Profit                                                           (200)          123           167          --              16
                                                                   --------      --------      --------      --------      --------

Operating expenses:
  Selling, engineering and general and administrative                 9,580         2,062         2,130           677         1,180
  Amortization of goodwill and transaction costs                        415           415           308          --            --
  Cost associated with change in products and other                    --            --             321          --            --
  Acquisition costs and other                                          --            --            --             543          --
                                                                   --------      --------      --------      --------      --------
Total operating expenses                                              9,995         2,477         2,759         1,220         1,180
                                                                   --------      --------      --------      --------      --------

Loss from operations                                                (10,195)       (2,354)       (2,592)       (1,220)       (1,164)

Interest expense                                                     (1,022)       (1,030)       (1,124)         (448)         (601)
Gain on sale of available-for-sale securities                          --            --           5,689          --            --
Other income                                                            (60)          (72)           30             3             2
                                                                   --------      --------      --------      --------      --------

Income (loss) from continuing operations
  before income taxes                                               (11,277)       (3,456)        2,003        (1,665)       (1,763)

Provision for income taxes                                             --            --            --            --            --
                                                                   --------      --------      --------      --------      --------

Income (loss) from continuing operations                           $(11,277)     $ (3,456)     $  2,003      $ (1,665)     $ (1,763)
                                                                   ========      ========      ========      ========      ========

Balance Sheet Data:

Working capital                                                    $  5,361      $ (1,205)     $ (1,129)     $    731      $   (918)
Total assets                                                         29,627        12,611        15,299        25,091         4,281
Long-term debt, net of current portion                                9,220         8,877         9,467         9,995          --
Redeemable convertible preferred stock                               18,187          --            --            --            --
Shareholders' equity (deficit)                                       (6,171)        2,028         3,793        11,685         2,436

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




PricewaterhouseCoopers LLP




San Jose, California
December 1, 1998, except for Note 18
   which is dated  January 13, 1999

                                               SoftNet Systems, Inc. and Subsidiaries
                                                     Consolidated Balance Sheets
                                                  As of September 30, 1998 and 1997
                                                  (In thousands, except share data)

                                                                                                          1998               1997
                                                                                                        --------           --------
              ASSETS
Current assets:
    Cash                                                                                                $ 12,504           $     37
    Accounts receivable, net of allowance of $721 and $320                                                 3,105              3,929
    Current portion of gross investment in leases                                                          1,579              1,206
    Inventories                                                                                            1,345              1,326
    Prepaid expenses                                                                                         882                319
                                                                                                        --------           --------
       Total current assets                                                                               19,415              6,817

Restricted cash                                                                                              800               --
Property and equipment, net                                                                                6,523              1,108
Gross investment in leases, net of current portion                                                         1,863              3,054
Other assets                                                                                               1,124                766
Costs in excess of fair value of net assets acquired, net                                                    955              5,141
Net assets associated with discontinued operations                                                         3,875              3,435
                                                                                                        --------           --------
                                                                                                        $ 34,555           $ 20,321
                                                                                                        ========           ========

       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued expenses                                                               $  9,423           $  4,969
    Current portion of long-term debt                                                                      1,821              1,384
    Current portion of capital leases                                                                        632                 23
    Deferred revenue                                                                                         100                143
                                                                                                        --------           --------
       Total current liabilities                                                                          11,976              6,519
                                                                                                        --------           --------

Long-term debt, net of current portion                                                                    10,236             11,727
                                                                                                        --------           --------

Capital lease obligations, net of current portion                                                            327                 47
                                                                                                        --------           --------

Commitments and contingencies

Redeemable convertible preferred stock, $.10 par value,
    30,000 shares authorized, 20,757 shares issued and outstanding                                        18,187               --
                                                                                                        --------           --------

Shareholders' equity (deficit):
    Preferred stock, $.10 par value, 3,970,000 shares authorized,
       none issued and outstanding                                                                          --                 --
    Common stock, $.01 par value, 25,000,000 shares authorized,
       8,191,550 and 6,870,559 shares issued and outstanding, respectively                                    82                 69
    Deferred stock compensation                                                                             (188)              --
    Capital in excess of par value                                                                        43,700             34,379
    Accumulated deficit                                                                                  (49,765)           (32,420)
                                                                                                        --------           --------
       Total shareholders' equity (deficit)                                                               (6,171)             2,028
                                                                                                        --------           --------
                                                                                                        $ 34,555           $ 20,321
                                                                                                        ========           ========


              The accompanying  notes are an integral part of these consolidated financial statements.



                                               SoftNet Systems, Inc. and Subsidiaries
                                                Consolidated Statements of Operations
                                            For the Three Years Ended September 30, 1998
                                                (In thousands, except per share data)

                                                                                         1998              1997              1996
                                                                                       --------          --------          --------
Net sales                                                                              $ 14,060          $ 21,338          $ 19,584
Cost of sales                                                                            10,628            11,935            11,375
                                                                                       --------          --------          --------
    Gross profit                                                                          3,432             9,403             8,209
                                                                                       --------          --------          --------

Operating expenses:
    Selling                                                                               4,162             1,905             1,794
    Engineering                                                                           2,834             2,234             1,770
    General and administrative                                                            7,883             3,628             4,200
    Amortization of goodwill and transaction costs                                        1,286             1,287               993
    Loss on impairment of assets                                                          3,100              --                --
    Costs associated with change in product line and other                                 --               2,137             2,164
                                                                                       --------          --------          --------
       Total operating expenses                                                          19,265            11,191            10,921
                                                                                       --------          --------          --------

Loss from continuing operations                                                         (15,833)           (1,788)           (2,712)

Other income (expense):
    Interest expense                                                                     (1,416)           (1,145)           (1,220)
    Gain on available-for-sale securities                                                  --                --               5,689
    Other income                                                                            320                49                19
                                                                                       --------          --------          --------

Income (loss) from continuing operations before income taxes                            (16,929)           (2,884)            1,776

Provision for income taxes                                                                 --                --                --
                                                                                       --------          --------          --------

Income (loss) from continuing operations before discontinued
    operations and extraordinary item                                                   (16,929)           (2,884)            1,776

Income (loss) from discontinued operations                                                  (73)              739            (1,812)
Extraordinary item - loss on sale of business                                              --                (486)           (6,061)
                                                                                       --------          --------          --------

Net loss                                                                               $(17,002)         $ (2,631)         $ (6,097)
                                                                                       ========          ========          ========

Preferred dividends                                                                        (343)             --                --
                                                                                       --------          --------          --------

Net loss applicable to common shares                                                   $(17,345)         $ (2,631)         $ (6,097)
                                                                                       ========          ========          ========

Basic and diluted earnings (loss) per share:
    For continuing operations                                                          $  (2.29)         $  (0.44)         $   0.30
    For discontinued operations                                                           (0.01)             0.11             (0.31)
    For extraordinary item - sale of business                                              --               (0.07)            (1.04)
    For preferred dividends                                                               (0.05)             --                --
                                                                                       --------          --------          --------
    Net loss applicable to common shares                                               $  (2.35)         $  (0.40)         $  (1.05)
                                                                                       ========          ========          ========

    Shares used to compute basic and diluted loss per share                               7,391             6,627             5,819
                                                                                       --------          --------          --------

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

                                                                                                        Unrealized         Total
                                                                   Deferred   Capital in             appreciation of   shareholders'
                                                  Common stock       stock    excess of   Accumulated available-for-      equity
                                                Shares   Amount  compensation  par value   deficit    sale securities    (deficit)
                                                ------   ------  ------------  ---------   -------    ---------------   ------------

Balance, October 1, 1995                         5,547   $  55      $   --      $ 27,584   $(23,692)      $  7,738       $ 11,685
   Exercise of warrants                             12    --            --            21       --             --               21
   Settlements of related party receivable        --      --            --           815       --             --              815
   Conversion of convertible subordinated notes    781       8          --         4,077       --             --            4,085
   Common stock issued in connection with
     acquisitions, net of acquisition costs        200       2          --         1,020       --             --            1,022
   Unrealized appreciation of
     available-for-sale securities                --      --            --          --         --           (7,738)        (7,738)
   Net loss                                       --      --            --          --       (6,097)          --           (6,097)
                                                 -----   --------   --------   --------   ---------      --------        ---------

Balance, September 30, 1996                      6,540      65          --        33,517    (29,789)          --            3,793
   Exercise of warrants                            251       3          --           432       --             --              435
   Conversion of convertible subordinated notes     70       1          --           386       --             --              387
   Common stock issued to pay
     acquisition costs                              10    --            --            44       --             --               44
   Net loss                                       --      --            --          --       (2,631)          --           (2,631)
                                                 -----   --------   --------   --------   ---------      --------        ---------

Balance, September 30, 1997                      6,871      69          --        34,379    (32,420)          --            2,028
   Exercise of warrants                            684       7          --         3,879       --             --            3,886
   Exercise of options                             152       1          --           830       --             --              831
   Conversion of convertible subordinated notes    185       2          --         1,116       --             --            1,118
   Common stock warrants issued with
     preferred stock
       Series A                                   --      --            --           435       --             --              435
       Series B                                   --      --            --           900       --             --              900
       Series C                                   --      --            --           277       --             --              277
   Conversion of preferred shares
     to common stock                               299       3          --         1,663       --             --            1,666
   Dividends paid on preferred shares -
     Common stock:
       Series A                                      1    --            --             6         (6)          --             --
     Additional preferred shares:
       Series A                                   --      --            --          --         (101)          --             (101)
       Series B                                   --      --            --          --         (125)          --             (125)
       Series C                                   --      --            --          --          (31)          --              (31)
     Cash:
       Series A                                   --      --            --          --          (38)          --              (38)
       Series B                                   --      --            --          --          (42)          --              (42)
   Deferred stock compensation                    --      --            (215)        215       --             --             --
   Amortization of deferred stock
     compensation                                 --      --              27        --         --             --               27
   Net loss                                       --      --            --          --      (17,002)          --          (17,002)

                                                 -----   --------   --------   --------   ---------      --------        ---------
Balance, September 30, 1998                      8,192   $  82      $  (188)   $ 43,700   $(49,765)      $    --         $ (6,171)
                                                 =====   ========   ========   ========   =========      ========        =========



              The accompanying  notes are an integral part of these consolidated financial statements.


                                               SoftNet Systems, Inc. and Subsidiaries
                                                Consolidated Statements of Cash Flows
                                            For the Three Years Ended September 30, 1998
                                                           (In thousands)

                                                                                           1998             1997             1996
                                                                                         --------         --------         --------
Cash flows from operating activities:
   Net loss                                                                              $(17,002)        $ (2,631)        $ (6,097)
   Adjustments to reconcile net loss to net cash used in operating activities:
      (Income) loss from discontinued operations                                               73             (739)           1,812
      Depreciation and amortization                                                         2,153            1,798            1,374
      Loss on impairment of assets                                                          3,100             --               --
      Amortization of deferred stock compensation                                              27             --               --
      Write-off of prepaid software licenses                                                 --              1,000             --
      Write-off of capitalized product design costs                                          --              1,137             --
      Loss on the disposal of property and equipment                                          118               40             --
      Gain on sale of available-for-sale securities                                          --               --             (5,689)
      Debt discount and deferred financing amortization                                      --                 19               95
      Provision for bad debts                                                                 680              174              101
      Loss on sale of business                                                               --               --              6,061
      Changes in operating assets and liabilities:
             Accounts receivable                                                            1,021           (1,471)            (521)
             Gross investment in leases                                                       818           (3,054)            --
             Inventories                                                                      303            1,466           (1,076)
             Prepaid expenses                                                                (494)             (65)             (25)
             Accounts payable and accrued expenses                                          4,551              930              775
             Deferred revenue                                                                 (43)              17              (81)
                                                                                         --------         --------         --------
Net cash used in operating activities of continuing operations                             (4,695)          (1,379)          (3,271)
                                                                                         --------         --------         --------
Net cash used in operating activities of discontinued operations                             (223)          (1,089)          (1,132)
                                                                                         --------         --------         --------

Cash flows from investing activities:
   Purchase of property and equipment                                                      (5,663)            (510)            (732)
   Purchase of prepaid software licenses                                                     --               --             (1,000)
   Additions to capitalized product design                                                   --               (654)            (462)
   Net cash paid in connection with acquisitions                                             --               --               (195)
   Settlement of remaining obligations to owners of discontinued operations                  --               --               (117)
   Proceeds from sale of investment securities                                               --               --              7,678
   Proceeds from sale of property and equipment                                              --                 15             --
   Other                                                                                       49               15             --
                                                                                         --------         --------         --------
Net cash provided by (used in) investing activities of continuing operations               (5,614)          (1,134)           5,172
                                                                                         --------         --------         --------
Net cash used in investing activities of discontinued operations                             (112)             (46)          (2,073)
                                                                                         --------         --------         --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt, net of deferred
     financing costs                                                                          730            3,665             --
   Repayment of long-term debt                                                             (1,363)            (753)             (48)
   Borrowings under revolving credit note                                                  16,089            9,685           12,802
   Net payments under revolving credit note                                               (16,891)          (9,884)         (11,923)
   Net proceeds from issuance of convertible preferred stock                               21,208             --               --
   Proceeds from exercise of warrants                                                       3,886              435               22
   Proceeds from exercise of options                                                          831             --               --
   Proceeds from settlement of related party receivable                                      --               --                815
   Payment of put obligation                                                                 --               --               (200)
   Preferred dividends paid in cash                                                           (80)            --               --
   Restricted cash                                                                           (800)            --               --
   Principal repayments of capital lease obligations                                         (180)             (85)            (100)
                                                                                         --------         --------         --------
Net cash provided by financing activities of continuing operations                         23,430            3,063            1,368
                                                                                         --------         --------         --------
Net cash provided by (used in) financing activities of discontinued operations               (319)             196             (211)
                                                                                         --------         --------         --------

Net increase (decrease) in cash                                                            12,467             (389)            (147)
Cash, beginning of period                                                                      37              426              573
                                                                                         --------         --------         --------
Cash, end of period                                                                      $ 12,504         $     37         $    426
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

The Company assesses the recoverability of unamortized goodwill by reviewing the sufficiency of estimated future operating income and undiscounted cash flows of the related entities to cover the amortization during the remaining amortization period. If the carrying amount of goodwill is not recoverable from undiscounted cash flows, amounts unrecoverable from future product sales are written down in the period in which the determination is made. In fiscal 1998, the Company reduced its carrying amount of goodwill by $3.1 million as a result of an impairment loss on the long-lived assets of the document management segment. The write-down was based on the fair value of the document management segment as determined in connection with its planned sale (see Note 18).

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

Revenue from the Internet services segment is generated from initial and recurring monthly Internet access and Web and database development. Set-up fees and their related costs for Internet access customers are deferred and amortized over the estimated period of service. Monthly access fees are recognized in the month of service.

Research and Development

Research and development is primarily incurred by the document management segment. During fiscal 1998, 1997 and 1996, the Company expended $1.3 million, $1.8 million and $1.1 million, respectively, for research and development.

Loss on Impairment of Assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss on the long-lived assets of the document management segment. The trends in the document management segment indicate that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to the document management segment. Accordingly, in fiscal 1998, the Company recognized an asset impairment loss of $3.1 million, all of which was reduced from the carrying value of goodwill. This loss is the difference between the carrying value of the document management segment's property and equipment, gross investment in leases to customers, other assets and goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows.

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

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," in fiscal 1998. SFAS 128 requires the presentation of basic earnings per share ("EPS") and diluted EPS, for companies with potentially dilutive securities, such as options. Earnings per share for all prior periods have been restated to conform with the provisions of SFAS 128.

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

Financial Information for the Telecommunications Segment

Operating results of the discontinued telecommunications segment are as follows (in thousands):

                                                1998        1997         1996
                                                ----        ----         ----

         Revenues                             $ 16,065     $17,218      $21,803
         Income (loss) before income taxes         277         739       (1,812)
         Provision for income taxes               (350)         --          --
         Net income (loss)                         (73)        739       (1,812)

         Interest expense allocated to the discontinued telecommunications segment totaled $5,000, $49,000 and $377,000 in 1998, 1997 and 1996 respectively.

         The provision for income taxes recorded in 1998 is related to prior period adjustments in deferred maintenance revenue for KCI.

Assets and liabilities of the discontinued telecommunications segment are as follows at September 30 (in thousands):

                                                               1998       1997
                                                               ----       ----
        Current assets:
          Cash                                                $   --     $   --
          Accounts receivable, net                             1,734      1,848
          Inventories                                          2,248      2,984
          Prepaid expenses                                        36        154
                                                              ------     ------
                                                               4,018      4,986
        Property, plant and equipment, net                       427        529
        Goodwill, net                                          1,663      1,759
        Other noncurrent assets                                   21        217
                                                              ------     ------
                                                              $6,129     $7,491
        Current liabilities:
          Accounts payable                                    $1,582     $2,295
          Current portion, long term debt                          -        328
          Current portion, capital lease obligation               32         23
          Deferred revenue                                       593      1,336
                                                              ------     ------
                                                               2,207      3,982
        Long-term debt, net of current portion                     -         20
        Capital lease obligation, net of current portion          47         54
                                                              ------     ------
                                                              $2,254     $4,056
                                                              ======     ======
        Net assets associated with discontinued operations    $3,875     $3,435
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

7.  Inventory and Property and Equipment

The components of inventories as of September 30, 1998 and 1997 are as follows (in thousands):

                                          1998     1997
                                         ------   ------
                       Raw materials     $   28   $  126
                       Work-in-process      408      217
                       Finished goods       909      983
                                         ------   ------
                                         $1,345   $1,326
                                         ======   ======

Balances of major classes of fixed assets and allowances for depreciation at September 30, 1998 and 1997 are as follows (in thousands):

                                                              1998       1997
                                                              ----       ----

         Leasehold improvements                              $ 1,335    $   155
         Furniture and fixtures                                   83        276
         Equipment                                             6,603      1,566
                                                             -------    -------
             Total                                             8,021      1,997
         Less allowance for depreciation and amortization     (1,498)      (889)
                                                             -------    -------
         Property and equipment, net                         $ 6,523    $ 1,108
                                                             =======    =======

Included in the above fixed assets are asset amounts representing capitalized leases of $1,157,000 and $192,000 at September 30, 1998 and 1997, respectively. The accumulated depreciation related to these assets was $126,000 and $60,000, respectively.

8.  Debt

Debt is summarized as follows (in thousands):

                                                                                               1998       1997
                                                                                               ----       ----
   Revolving  Credit  Note  with  maximum  borrowings  of $9.5  million  bearing interest,  payable  monthly,  at the bank's  prime rate plus 1% (the bank's prime rate being 8.25% at September 30, 1998).  The note matures on January
     15, 2000                                                                               $ 5,098   $  5,900

   Equipment  Financing  Agreement  with a  maximum  borrowing  limit  of  $3.15 million,  bearing  interest  at the bank's  prime rate plus 1% (the  bank's prime rate being 8.25% at September 30,  1998),  principal and interest due
     in 60 monthly payments with the final payment due May 2002                               1,559      2,398

   Draw Note with maximum borrowings for $1.5 million bearing interest,  payable monthly,  at the  bank's  prime rate plus 1% (the  bank's  prime rate being
     8.25% atSeptember 30, 1998)                                                                737        675

   9% Convertible Debentures due September 2000, interest payable quarterly,
     convertible into the Company's common shares at $6.75 per share                          1,787      2,619

   5% Convertible Subordinated  Debentures, due September 2002, interest payable annually, convertible into the Company's common stock at $8.25 per share
     after December 31, 1998                                                                  1,444         --

   6% Convertible Subordinated  Debentures,  due February 2002 with  semi-annual interest payments, convertible into the Company's common stock at $8.10 per
     share                                                                                      720        780

   9% Convertible  Subordinated  Notes  due  December  1998,   interest  payable
     quarterly,   subordinated   to  all  other   liabilities  of  the  Company,
     convertible into the Company's common shares at $5.00 per share                             --         25


   10% Convertible  Subordinated  Notes due  October  1999,   bearing  interest,
     payable  quarterly,  at 10% for the first two  years  only and no  interest
     thereafter,   subordinated  to  all  other   liabilities  of  the  Company,
     convertible into the Company's common shares at $4.10 per share                             --        200


   Promissory note bearing interest at 12.24%, principal and interest due in 24 monthly
     payments with final payment due October 1999                                               157        278

   Promissory note bearing interest at 9.4%, principal and interest due in 5 quarterly
     payments with final payment due February 2000                                              372         --

   Non-interest bearing Promissory note due July 1998 (see Note 15)                             161        161

   Promissory notes due November 1997, interest payable in arrears on each principal
     due date accruing at 8.75%                                                                  --         75

   Other                                                                                         22         --
                                                                                            -------    -------
                                                                                             12,057     13,111
   Less current portion debt                                                                 (1,821)    (1,384)
                                                                                            -------    -------
       Total long-term debt                                                                 $10,236    $11,727
                                                                                            =======    =======

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

Aggregate maturities of long-term debt for each of the next five fiscal years are as follows (in thousands):

                                1999         $ 1,821
                                2000           7,654
                                2001             276
                                2002           2,306
                                2003              --

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

At September 30, 1998, the Company has entered into various sales-type leases with its customers. Future minimum lease payments are as follows (in thousands):

         1999                                              $ 1,611
         2000                                                1,048
         2001                                                  604
         2002                                                  233
         2003                                                   64
                                                           -------
         Total future minimum lease payments                 3,560
             Unearned interest                                (452)
             Reserve for future costs                         (247)
                                                           -------
         Present value of minimum payments                   2,861
             Equipment residual value                          581
                                                           -------
         Gross Investment in leases                        $ 3,442
                                                           =======

Capitalized Leases

The Company leases computer equipment and certain other office equipment under leases which are capital in nature. The aggregate amount of the lease payments under capitalized leases for the Company's continuing operations for each of the five fiscal years ending September 30 is as follows (in thousands):

         1999                                             $    670
         2000                                                  311
         2001                                                   37
         2002                                                   --
         2003                                                   --
                                                          --------
         Total minimum lease payments                        1,018
             Amount representing interest                      (59)
                                                          --------
         Present value of net minimum payments                 959
             Less current portion                             (632)
                                                          --------
         Capital lease obligation                         $    327
                                                          ========


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


The components of deferred taxes at September 30 are as follows (in thousands):

                                                         1998            1997
                                                         ----            -----

                                                      Tax Effect      Tax Effect
                                                      ----------      ----------
Inventory and other operating reserves                   $   352        $   170
Allowance for doubtful accounts                              282             35
Unpaid accruals                                              509            162
Deferred revenue                                             303            503
Other                                                        (17)            (6)
Net operating loss carryforward                            5,848          2,294
                                                         -------        -------

Total deferred tax asset                                   7,277          3,158
Valuation allowance                                       (7,277)        (3,158)
                                                         -------        -------

Net deferred tax asset                                   $  --          $  --
                                                         =======        =======

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


The following table summarizes the outstanding options and warrants to purchase shares of common stock for the three years ended September 30, 1998:

                                                                                                       Outstanding
                                       Outstanding Options          Outstanding Warrants          Options and Warrants
                                    ---------------------------    ------------------------     --------------------------
                                                     Weighted                     Weighted                     Weighted
                                                     Average                      Average                       Average
                                                    Exercise                     Exercise                      Exercise
                                         Shares       Price           Shares       Price           Shares        Price
                                       ---------     --------          -------    --------       ---------     --------
Outstanding as of September 30, 1995     215,000     $   8.28        1,334,650    $   5.03       1,549,650     $   5.48
                                       ---------     --------          -------    --------       ---------     --------

     Granted                             574,000     $   8.27                -        -            574,000     $   8.27
     Exercised                                 -         -             (12,500)   $   1.75         (12,500)    $   1.75
     Canceled                           (422,833)    $   8.25         (118,750)   $   4.04        (541,583)    $   7.33

Outstanding as of September 30, 1996     366,167     $   8.30        1,203,400    $   5.16       1,569,567     $   5.89
                                       ---------     --------          -------    --------       ---------     --------

     Granted                             400,000     $   5.00                -        -            400,000     $   5.00
     Exercised                                 -         -            (251,000)   $   1.75        (251,000)    $   1.75
     Canceled                           (283,215)    $   4.95                -        -           (283,215)    $   4.95

Outstanding as of September 30, 1997     482,952     $   5.14          952,400    $   6.06       1,435,352     $   5.75
                                       ---------     --------          -------    --------       ---------     --------

     Granted                           1,143,533     $   8.07          576,559     $ 10.32       1,720,092     $   8.82
     Exercised                          (152,540)    $   5.47         (683,941)   $   5.81        (836,481)    $   5.75
     Canceled                           (103,820)    $   6.76          (12,619)   $   2.52        (116,439)    $   6.30

Outstanding as of September 30, 1998   1,370,125     $   7.42          832,399    $   9.27       2,202,524     $   8.12
                                       ---------     --------          -------    --------       ---------     --------

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

The following table summarizes information regarding stock options outstanding at September 30, 1998:

                                         Outstanding Options                      Vested Options
                              -------------------------------------------    -------------------------
                                            Weighted Average   Weighted                    Weighted
                                                Remaining      Average                     Average
                                            Contractual Life   Exercise                   Exercise
    Range of Exercise Prices      Shares         (Years)         Price         Shares       Price
    ------------------------      ------         -------         -----         ------       -----
    $   4.94  -  $   6.88        874,625          8.78        $   6.17        392,312     $  5.94
    $   7.19  -  $   9.75        237,800          9.52        $   8.67              -          -
    $  10.00  -  $  13.94        257,700          9.65        $ 10.68          10,000     $ 13.94
                               ----------                                    --------

    $  4.94   -  $  13.94      1,370,125          9.07        $   7.45        402,312     $  6.14
                               ---------          ----        --------        -------     --------

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

The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions:

                                                        Year Ended September 30,
                                                        1998              1997
                                                        ----              ----

                  Volatility                             63%              58%
                  Risk-free interest rate               5.28%            6.10%
                  Dividend yield                          -                -
                  Expected lives                          4                4
                  Weighted average fair value           $4.62            $4.26

14. Redeemable Convertible Preferred Stock

Outstanding redeemable convertible preferred stock at September 30, 1998 consists of the following (in thousands, except share data):

                 Redeemable Convertible Preferred Stock
               30,000 shares authorized, $0.10 par value

                         Shares Issued and    Proceeds Net of
             Series         Outstanding       Issuance Costs
             ------         -----------       --------------
               A               3,101             $    4,600
               B              10,125                  9,500
               C               7,531                  7,108
               D                   -                      -
                              ------              ---------

                              20,757              $  21,208
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

The Company will have the right to redeem the Series A Preferred Stock on or after December 31, 1998 at a price equal to the greater of 130% of its face value or the market price multiplied by the number of shares of common stock into which the Convertible Preferred can be converted. The Company will have the right to redeem the Series B Preferred Stock on the earlier of an underwritten public offering of at least $10,000,000 or November 28, 1999 at a price equal to the greater of (i) 120% of its face value plus accrued but unpaid dividends or
(ii) the market price of the common stock multiplied by the number of shares of common stock into which the Series B Preferred Stock can be converted. The Company will have the right to redeem the Series C Preferred Stock on or after the earlier of (i) an underwritten public offering or a Rule 144A offering in the amount of at least $10,000,000, or (ii) February 29, 2000, at a price equal to 110% of its face value if such redemption is made prior to September 1, 1999 and 120% of the face value thereafter. Once issued, the Company will have the right to redeem the Series D Preferred Stock on or after the earlier of (i) an underwritten public offering or a Rule 144A offering in the amount of at least $10,000,000, or (ii) the eighteen-month anniversary of the date of its issuance at a price equal to 110% of its face value if such redemption is made in the first 12 months that the Series D Preferred Stock is outstanding and 120% of the face value thereafter.

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

15. Related Party Transactions

As of September 30, 1994, the Company was owed $4.2 million plus accrued interest by Ozite Corporation (Ozite). A Director of the Company and the former Chairman of the Board held substantial interests in Ozite. Due to uncertainties about collecting these funds, this receivable, which dates back to 1988, was written off and charged against earnings during fiscal 1991. Accordingly no amount related to this receivable is recorded on the Company's consolidated financial statements. On July 26, 1995, Ozite shareholders approved a merger of Ozite with Pure Tech with Pure Tech being the surviving corporation. As a condition of the merger, Ozite was required to secure a general release from the Company and to surrender certain securities in satisfaction of the amount owed to the Company. As a result, the Company received 311,000 shares of Pure Tech common stock, 267,000 shares of Artra Group Incorporated (ARTRA) common stock and 932 shares of Artra Preferred Stock. Subsequently, the Company sold all 311,025 shares of Pure Tech for net proceeds of $1.0 million, which was recorded as a capital contribution during fiscal 1995. During fiscal 1996, the remaining securities were sold for net proceeds of $815,000, which was recorded as a capital contribution.

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

On May 29, 1998, the Company issued to RGC International Investors and Shoreline Associates I, LLC, 9,000 and 1,000 shares, respectively, of its Series B
Preferred Stock and warrants to purchase 180,000 and 20,000 shares, respectively, of common stock, for an aggregate purchase price of $10,000,000. The warrants issued in connection with the Series B Preferred Stock have an exercise price of $13.75 per share. On December 31, 1998, RGC International Investors and Shoreline Associates I, LLC owned 9,226.40 and 1,025.16 shares, respectively, of Series B Preferred Stock as a result of payment of additional shares of Series B Preferred Stock as dividends, which was all of the Series B Preferred Stock outstanding as of such date (see Note 18). Sean Doherty, a director of the Company, is an owner of Shoreline Associates I, LLC.


16. Supplemental Cash Flow Information

                                                                                               1998           1997            1996
                                                                                               ----           ----            ----
                                                                                                           (in thousands)
Cash paid during the year for:
   Interest                                                                                   $1,330          $1,220          $1,730
Non-cash investing and financing activities:
   Common stock issued for acquisitions                                                         --              --             1,022
   Common stock issued for the conversion of subordinated notes                                1,118             387           4,077
   Common stock issued for the conversion of preferred stock                                   1,666            --              --
   Value assigned to common warrants issued upon the issuance
       of preferred stock                                                                      1,612
   Convertible debt issued for acquisition of equipment leases                                 1,444            --              --
   Preferred dividends paid with the issuance of -
       Additional preferred stock                                                                257            --              --
       Common stock                                                                                6            --              --
   Equipment acquired by capital lease                                                           965              83              89
   Note received in sale of a portion of CDI's operations                                       --               209            --
   Common stock issued to pay acquisition costs                                                 --                44            --


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

                                                                     As of and for the Years Ended September 30,
                                                                       1998              1997                1996
                                                                       ----              ----                ----
                                                                                (In thousands)
     Net Sales
       Document Management                                         $   13,042          $   20,330          $    19,417
       Internet Services                                                1,018                 988                  167
                                                                   ----------         -----------          -----------
                                                                   $   14,060          $   21,318          $   19,584
                                                                   ==========          ==========          ===========


     Income (loss) from continuing operations before income taxes
       Document Management                                         $    (5,653)(a)     $       572(b)      $      (227)(c)
       Internet Services                                               (8,272)              (1,152)                  -
       Other                                                           (3,004)              (2,304)              2,003 (d)
                                                                   ----------         ------------         -----------
                                                                   $  (16,929)         $    (2,884)        $     1,776
                                                                   ==========          ===========         ===========

     Identifiable Assets
       Document Management                                         $   10,070          $    15,049         $    14,426
       Discontinued Business                                            6,129                7,491               8,373
       Internet Services                                                7,443                1,364                   -
       Corporate                                                       13,167                  473               1,467
       Other                                                             -                   -                   1,320
                                                                   ----------          -----------         -----------
                                                                   $   36,809          $    24,377         $    25,586
                                                                   ==========          ===========         ===========

     Depreciation and Amortization Expense
       Document Management                                         $    1,148          $     1,263         $       958
       Internet Services                                                  921                  458                   -
       Corporate                                                           84                   76                 306
       Other                                                             -                       1                 110
                                                                   ----------         ------------         -----------
                                                                   $    2,153          $     1,798         $     1,374
                                                                  ===========          ===========         ===========

     Capital Expenditures
       Document Management                                         $      647          $       137         $       614
       Internet Services                                                5,014                  361                   -
       Corporate                                                            2                   11                 100
       Other                                                             -                       1                  18
                                                                   ----------          -----------         -----------
                                                                   $    5,663          $       510         $       732
                                                                   ==========          ===========         ===========

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

                                    PART III


Item 10.  Directors and Executive Officers of Registrant

The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 16, 1999 under the captions "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act", which information is hereby incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 16, 1999 under the captions "Executive Compensation" and "Board of Directors", which information is hereby incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 16, 1999 under the caption "Beneficial Security Ownership of Management and Certain Beneficial Owners", which information is hereby incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 16, 1999 under the caption "Certain Relationships and Related Transactions", which information is hereby incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Financial Statements and Exhibits:

         1.       Consolidated Financial Statements

                           See  Index  to  Consolidated   Financial   Statements
                           included in this Form 10-K/A.

         2.       Financial Statement Schedules

                           Included in Part IV of this Form 10-K are the following:

                           Report  of   Independent   Accountants  on  Financial
                           Statement Schedule

                           Financial Statement Schedule for the Three Years Ended September 30, 1998

                 Schedule II - Valuation and Qualifying Accounts

         3.       Exhibits

                           See Index to Exhibits included in this Form 10-K/A.

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

SOFTNET SYSTEMS, INC.

/s/ Douglas S. Sinclair
-------------------------------
Douglas S. Sinclair
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                               Title                                       Date
---------                                               -----                                       ----

/s/ Ronald I. Simon
-----------------------------------
Ronald I. Simon                               Chairman of the Board of                        February 1, 1999
                                                     Directors

/s/ Lawrence B. Brilliant
-----------------------------------
Dr. Lawrence B. Brilliant              Vice Chairman of the Board of Directors                February 1, 1999
                                       President, and Chief Executive Officer

/s/ Garrett J. Girvan
-----------------------------------
Garrett J. Girvan                              Chief Operating Officer                        February 1, 1999


/s/ Ian B. Aaron
-----------------------------------
Ian B. Aaron                                          Director                                February 1, 1999


/s/ Edward A. Bennett
-----------------------------------
Edward A. Bennett                                     Director                                February 1, 1999


/s/ Sean P. Doherty
-----------------------------------
Sean P. Doherty                                       Director                                February 1, 1999


/s/ John G. Hamm
-----------------------------------
John G. Hamm                                          Director                                February 1, 1999


/s/ Robert C. Harris, Jr.
-----------------------------------
Robert C. Harris, Jr.                                 Director                                February 1, 1999


                                                                     Schedule II


                        Valuation and Qualifying Accounts
                                 (In thousands)


                                      Beginning                           Ending
                                       Balance     Expensed  Deductions  Balance
                                       -------     --------  ----------  -------

Allowance for Doubtful Accounts (for continuing operations):

Fiscal Year 1998                        $320        $680        $279        $721

Fiscal Year 1997                         164         174          18         320

Fiscal Year 1996                         156         101          93         164

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