Form 10-Q
period 1998-12-31
SOFTNET SYSTEMS INC
filed 1999-02-16
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No.: 1-5270

                              SOFTNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              New York                                 11-1817252
   --------------------------------        ---------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

650 Townsend Street, Suite 225, San Francisco, CA          94043
-------------------------------------------------      --------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (415) 365-2500

                    520 Logue Avenue, Mountain View, CA 94043
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at January 31, 1998
  -------------------------------             --------------------------------
         Common stock, par                                8,785,253
       value $.01 per share

SOFTNET SYSTEMS, INC.

                                      INDEX




PART I         FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of December 31, 1998 and September 30, 1998

               Condensed Consolidated Statements of Operations for the three months ended December 31, 1998 and 1997

               Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997

               Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II        OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 As of December 31, 1998 and September 30, 1998
                        (In thousands, except share data)


                                                 December 31,     September 30,
                                                     1998              1998
                                                  ----------       -----------
                                                  (Unaudited)
       ASSETS
Current assets:
   Cash                                            $   4,329        $   12,504
   Accounts receivables, net                           3,819             3,105
   Current portion of gross
      investment in leases                             1,239             1,579
   Inventories                                         1,195             1,345
   Prepaid expenses                                    1,146               882
                                                    --------         ---------
       Total current assets                           11,728            19,415

Restricted cash                                          800               800
Property and equipment, net                            9,880             6,523
Gross investment in leases,
   net of current portion                              1,717             1,863
Other assets                                           1,089             1,124
Costs in excess of fair value of
   net assets acquired, net                              683               955
Net assets associated with
   discontinued operations                             3,813             3,875
                                                    --------         ---------
                                                    $ 29,710          $ 34,555
                                                    ========         =========

       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses            $ 10,862          $  9,423
   Current portion of long-term debt                   1,855             1,821
   Current portion of capital leases                     913               632
   Deferred revenue                                      173               100
                                                    --------         ---------
       Total current liabilities                      13,803            11,976
                                                    --------         ---------

Long-term debt, net of current portion                 9,430            10,236
                                                    --------         ---------

Capital lease obligations,
   net of current portion                                518               327
                                                    --------         ---------

Commitments and contingencies

Redeemable convertible preferred
   stock, $.10 par value 25,000 shares
   authorized, 17,877 shares issued
   and outstanding                                    15,754            18,187
                                                    --------         ---------

Shareholders' deficit:
   Preferred stock, $.10 par value,
      3,975,000 shares authorized,
      none issued and outstanding                          -                 -
   Common stock, $.01 par value,
      25,000,000 shares authorized,
      8,631,087 and 8,191,550 shares
      outstanding, respectively                           86                82
   Deferred stock compensation                          (303)             (188)
   Capital in excess of par value                     46,653            43,700
   Accumulated deficit                               (56,231)          (49,765)
                                                    --------         ---------
       Total shareholders' deficit                    (9,795)           (6,171)
                                                    --------         ---------
                                                    $ 29,710          $ 34,555
                                                    ========          ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
              For the Three Months Ended December 31, 1998 and 1997
                      (In thousands, except per share data)
                                   (Unaudited)



                                                     1998              1997
                                                   ---------        ----------

Net sales                                           $  4,296          $  2,875
Cost of sales                                          2,967             2,249
                                                   ---------        ----------
   Gross profit                                        1,329               626
                                                   ---------        ----------

Operating expenses:
   Selling                                             3,009               557
   Engineering                                         1,146               581
   General and administrative                          2,862             1,178
   Amortization of goodwill
      and transaction costs                              322               322
                                                   ---------        ----------
       Total operating expenses                        7,339             2,638
                                                   ---------        ----------

Loss from continuing operations                       (6,010)           (2,012)

Other income (expense):
   Interest expense                                     (569)             (330)
   Other income                                          217                72
                                                   ---------        ----------

Loss from continuing operations
   before income taxes                                (6,362)           (2,270)

Provision for income taxes                                 -                 -
                                                   ---------        ----------

Loss from continuing operations
   before discontinued operations                     (6,362)           (2,270)

Income (loss) from discontinued operations               139              (108)
                                                   ---------        ----------

Net loss                                            $ (6,223)        $  (2,378)
                                                   =========        ==========

Preferred dividends                                     (243)                -
                                                   ---------        ----------

Net loss applicable to common shares                $ (6,466)         $ (2,378)
                                                   =========        ==========

Basic and diluted earnings (loss) per share:
   Continuing operations                           $   (0.76)         $  (0.33)
   Discontinued operations                              0.02             (0.01)
   Preferred dividends                                 (0.03)                -
                                                   ---------        ----------
   Net loss applicable to common shares            $   (0.77)        $   (0.34)
                                                   =========        ==========

   Shares used to compute basic and
      diluted earnings (loss) per share                8,374             6,941
                                                   ---------        ----------











              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 1998 and 1997
                                 (In thousands)
                                   (Unaudited)
                                                           1998          1997
                                                       ----------    ----------
Cash flows from operating activities:
   Net loss                                             $  (6,223)    $  (2,378)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
       (Income) loss from discontinued operations            (139)          108
       Depreciation and amortization                          850           469
       Amortization of deferred stock compensation             30             -
       Provision for bad debts                                 60            10
       Changes in operating assets and liabilities:
         Accounts receivable                                 (774)          270
         Gross investment in leases                           486           244
         Inventories                                          150          (102)
         Prepaid expenses                                    (264)         (152)
         Accounts payable and accrued expenses              1,439           439
         Deferred revenue                                      73           312
                                                       ----------    ----------
Net cash used in operating
    activities of continuing operations                    (4,312)         (780)
                                                       ----------    ----------
Net cash provided by operating activities
    of discontinued operations                                222            54
                                                       ----------    ----------
Cash flows from investing activities:
   Purchase of property and equipment                      (3,084)          (76)
   Other                                                     (100)            -
                                                       ----------    ----------
Net cash used in investing activities
    of continuing operations                               (3,184)          (76)
                                                       ----------    ----------
Net cash used in investing activities
    of discontinued operations                                (12)          (26)
                                                       ----------    ----------
Cash flows from financing activities:
   Repayment of long-term debt                               (439)         (424)
   Borrowings under revolving credit note                   8,697         2,017
   Payments under revolving credit note                    (9,030)         (475)
   Additional costs of issuance of
      convertible preferred stock                             (54)            -
   Net proceeds from issuance of
      convertible preferred stock                               -         4,600
   Restricted cash                                              -        (4,600)
   Proceeds from exercise of warrants                         190            42
   Capitalized lease obligations paid                        (245)          (15)
                                                       ----------    ----------
Net cash provided by (used in) financing
    activities of continuing operations                      (881)        1,145
                                                       ----------    ----------
Net cash used in financing activities of
    discontinued operations                                    (8)         (304)
                                                       ----------    ----------
Increase (decrease) in cash                                (8,175)           13
Cash, beginning of period                                  12,504            37
                                                       ----------    ----------
Cash, end of period                                      $  4,329     $      50
                                                       ==========    ==========
Cash paid during the period for:
   Interest                                              $    308       $   420
   Income taxes                                                 -             -

Supplemental non-cash transactions
   Common stock issued for the
      conversion of preferred stock                         2,600             -
   Common stock issued for the
      conversion of subordinated notes                          -           208
   Value assigned to common warrants
      issued upon the issuance of
      preferred stock                                           -           435
   Preferred dividends paid with the issuance of -
     Additional preferred stock                               221             -
     Common stock                                              22             -
   Equipment acquired by capital lease                        717             -
   Deferred compensation associated with
      the issuance of common stock options                    146             -

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

The financial information, except for the balance sheet as of September 30, 1998, included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended December 31, 1998 and 1997.

The Company's annual report on Form 10-K/A for the fiscal year ended September 30, 1998, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. The Condensed Consolidated Balance Sheet as of September 30, 1998 was derived from the Company's audited Consolidated Financial Statements.

The results of operations for the three months ended December 31, 1998 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

The financial statements for the three months ended December 31, 1997 have been restated for the effects of the discontinued operations of the telecommunications segment (see Note 2). Certain reclassifications have been made to conform with the current presentation.

2.       Discontinued Operations

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

On February 12, 1999, KCI was sold to Convergent Communications Services, Inc. for an aggregate purchase price of approximately $6.5 million, subject to adjustment in certain events. Proceeds from the sale consist of cash, notes and shares of Convergent Communications Services, Inc.'s parent company common stock (see Note 6).

Operating results of the discontinued telecommunications segment are as follows for the three months ended December 31 (in thousands):
                                                        1998             1997
                                                     ---------        ---------

     Revenues                                          $ 3,633          $ 3,949
     Income (loss) before income taxes                     194             (108)
     Provision for income taxes                            (55)               -
     Net income (loss)                                     139             (108)

Assets and liabilities of the discontinued telecommunications segment are as follows (in thousands):

                                                   December 31,    September 30,
                                                       1998             1998
                                                    ----------        ---------
     Current assets:
       Cash                                          $       -        $       -
       Accounts receivable, net                          1,847            1,734
       Inventories                                       2,490            2,248
       Prepaid expenses                                     99               36
                                                     ---------        ---------
                                                         4,436            4,018
     Property, plant and equipment, net                    398              427
     Goodwill, net                                       1,639            1,663
     Other noncurrent assets                                22               21
                                                     ---------        ---------
                                                        $6,495           $6,129
                                                     =========        =========
     Current liabilities:
       Accounts payable                                 $1,710           $1,582
       Current portion, capital
          lease obligation                                  30               32
       Deferred revenue                                    901              593
                                                     ---------        ---------
                                                         2,641            2,207
     Capital lease obligation,
       net of current portion                               41               47
                                                     ---------        ---------
                                                        $2,682           $2,254
                                                     =========        =========
     Net assets associated with
       discontinued operations                          $3,813           $3,875
                                                     =========        =========
3.       Debt

Long-term debt is summarized as follows (in thousands):

                                                   December 31,    September 30,
                                                         1998             1998
                                                    ----------       ----------
     Bank Debt                                        $  6,667        $   7,416
     Convertible subordinated notes                      3,951            3,951
     Other                                                 667              690
                                                    ----------       ----------
                                                        11,285           12,057
     Less current portion                               (1,855)          (1,821)
                                                    ----------       ----------
                                                      $  9,430         $ 10,236
                                                    ==========       ==========

4.       Redeemable Convertible Preferred Stock

On November 23, 1998 and November 24, 1998, the Company issued an aggregate of 413,018 shares of common stock pursuant to the conversion of the remaining 3,100.78 shares of the Company's outstanding Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock, including accrued dividends, was converted into common shares at the conversion price of $7.56 per share.

During the quarter ended December 31, 1998, the Company declared a dividend on both its outstanding Series B Convertible Preferred Stock and its outstanding
Series C Convertible Preferred Stock, payable on December 31, 1998 to the respective stockholders of record at the close of business on December 28, 1998. Dividends for the Series B Convertible Preferred Stock, payable at a rate of 5%, were paid at the Company's option in the form of 126.56 additional shares of the Company's Series B Preferred Stock. Dividends for the Series C Convertible Preferred Stock, payable at a rate of 5%, were paid at the Company's option in the form of 94.14 additional shares of the Company's Series C Convertible Preferred Stock.

5.       Stock Options and Warrants

The following table summarizes the outstanding options and warrants to purchase shares of common stock for the three months ended December 31, 1998:

                                                                                                       Outstanding
                                       Outstanding Options          Outstanding Warrants          Options and Warrants
                                    ---------------------------    ------------------------     --------------------------
                                                     Weighted                     Weighted
                                                     Average                      Average                       Weighted
                                                    Exercise                     Exercise                       Average
                                         Shares       Price           Shares       Price           Shares    Exercise Price
                                       ---------     --------          -------    --------       ---------   --------------
Outstanding as
   of September 30, 1998               1,370,125     $   7.42          832,399    $   9.27       2,202,524     $   8.12
                                       ---------     --------          -------    --------       ---------     --------
     Granted                              65,000     $   7.38              -           -            65,000     $   7.38
     Exercised                               -            -            (26,519)   $   7.39         (26,519)    $   7.39
     Canceled                            (20,700)    $   6.88             (905)   $   6.63         (21,605)    $   6.87
Outstanding as
   of December 31, 1998                1,414,425     $   7.45          804,975    $   9.33       2,219,400     $   8.13
                                       ---------     --------          -------    --------       ---------     --------


6.       Subsequent Events

On January 12, 1999, the Company executed an agreement with a group of institutional investors whereby the Company issued $12 million in convertible subordinated loan notes. These notes bear an interest rate of 9% per year and mature in 2001. These notes are convertible into the Company's common stock with an initial conversion price of $17.00 per share until July 1, 1999 and, thereafter, at the lower of $17.00 per share and the lowest five-day average closing bid price of the Company's common stock during the 30-day trading period ending one day prior to the applicable conversion date. In connection with these notes, the Company issued to these investors warrants to purchase an aggregate of 300,000 shares of the Company's common stock. These warrants, which have an exercise price of $17 per share, expire in 2003.

On February 5, 1999, a single holder of the Company's 9% Convertible Subordinated Debentures due September 2000 converted a debenture in the face amount of $401,516 into 59,483 shares of the Company's common stock. These 9% debentures have a conversion price of $6.75 per share of common stock.

On February 9, 1999, the Company completed the purchase of Intelligent Communications, Inc. The purchase price was comprised of: (i) a cash component of $500,000, less payment of certain expenses, paid at closing; (ii) a promissory note in the amount of $1.0 million due one year after closing; (iii) a promissory note in the amount of $2.0 million due two years after closing;
(iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances); and (v) a demonstration bonus of $1.0 million payable in cash or shares of the Company's common stock at the Company's option within one year after closing if certain conditions are met. Approximately $300,000 of the $1.0 million note is payable in cash or in the Company's common stock at the Company's option, while the balance of this note is payable in cash or in the Company's common stock at the option of the holders. The entire amount of the $2.0 million note is payable in cash or the Company's common stock at the option of the Company.

On February 12, 1999, Kansas Communications, Inc. was sold to Convergent Communications Services, Inc. ("Convergent Communications") for an aggregate purchase price of approximately $6.5 million subject to adjustment in certain events. Convergent Communications paid $100,000 in cash in November 1998 upon execution of the letter of intent to purchase and paid the remainder of the purchase price on the closing date as follows: (i) $1.4 million in cash; (ii) approximately 50,000 shares of Convergent Communications' parent company common stock with an agreed value of approximately $500,000 ($10.00 per share); (iii) a promissory note in the amount of $2.0 million which is payable on July 1, 1999 and bears simple interest at the rate of eleven percent per annum; (iv) a promissory note in the amount of $1.0 million which is payable on the date that is 12 months following the closing date and bears simple interest at the rate of eight percent per annum; and (v) a promissory note in an amount of $1.5 million which is payable on the date which is 12 months following the closing date, bears simple interest at the rate of eight percent per annum and is subject to mandatory prepayment in certain events.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results of SoftNet Systems, Inc. and its subsidiaries could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Operating Results" as set forth in the Company's annual report on Form 10-K/A for the year ended September 30, 1998, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this quarterly report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause our actual results for fiscal 1999 and beyond to differ materially from past results and those expressed in any forward-looking statements made by us, or on our behalf. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and the related Notes thereto appearing in our annual report on Form 10-K/A for the year ended September 30, 1998, as filed with the Securities and Exchange Commission and our Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report. Our fiscal year ends September 30 and the first quarter of the fiscal year ends December 31. "Fiscal 1999" refers to the twelve months ending September 30, 1999 with similar references to other twelve month periods ending September 30.

Overview

During fiscal 1998, we made a strategic decision to focus on becoming, through our wholly-owned subsidiary, ISP Channel, Inc. ("ISP Channel"), (which was formerly known as MediaCity World, Inc.), the dominant cable-based provider of high-speed Internet access, as well as of other digital communications services, to homes and businesses in the franchise areas of certain small- and medium-sized cable systems. As part of this new focus, on February 9, 1999 we completed the purchase of Intelligent Communications Inc., the former Xerox Skyway Network. We believe that integrating this new technology into our existing business plan will allow us to cost effectively provide our ISP Channel service to smaller systems in more remote areas as well as to certain other markets including apartment buildings, hotels, hospitals, and schools, thereby decreasing our cost basis and increasing our potential market size. Also in line with this strategy, we determined to divest our two other businesses:
Micrographic Technology Corporation ("MTC"), a wholly owned subsidiary offering document management solutions, and Kansas Communications, Inc. ("KCI"), a wholly owned subsidiary which sells and services telephone systems, third party computer hardware and application oriented peripheral products such as voicemail and video conferencing systems. On February 12, 1999, we completed the divestiture of KCI. In addition, on November 5, 1998, we entered into a letter of intent for the sale of MTC. Since July 27, 1998, we have reclassified and reported KCI in discontinued operations but, at this time, pending shareholder approval of the sale of MTC (which with KCI, comprised substantially all of our assets), we continue to classify and report MTC as a continuing business though it is our current intent to conclude its sale within the next twelve months.

ISP Channel and Intelligent Communications We began providing Internet services following our acquisition of ISP Channel in June 1996. While we seek to maintain and build the traditional dial-up Internet access business acquired at, and built up since, that time, our primary objective is to become the dominant provider of high-speed Internet access via the existing cable television infrastructure to homes and businesses in the franchise areas of small- and medium-sized cable television systems. We commenced marketing this high-speed service, using cable modems, to select cable operators and potential subscribers in March 1998. However, we believe that, as a result of our limited financial resources, we have not fully implemented our marketing strategies, and this business has, to date, generated only nominal revenues.

On February 9, 1999, we completed the purchase of Intelligent Communications. The purchase price for this acquisition is described below in Liquidity and Capital Resources. Through use of its proprietary satellite system, Intelligent Communications currently provides two-way Internet connectivity to local
Internet service providers ("ISPs"), school systems and businesses, primarily located in remote and rural areas. Intelligent Communications' VSAT (very small aperture terminals) network allows connectivity throughout the 48 lower states as well as in southern Canada and southern Alaska. Intelligent Communications offers a wide range of Internet services based on its proprietary T1Plus product that presently offers up to 2 Mbps data transfer rates. It is our intention that, while Intelligent Communications will continue to market its services to its current market business, it will also provide ISP Channel with the in-house ability to bypass many of the high cost terrestrial telephone links that ISP Channel has historically used to connect the cable head-ends of its affiliated cable operators to the network operations center of ISP Channel. As a result of the Intelligent Communications acquisition, we anticipate recording a significant amount of goodwill in the second quarter of fiscal 1999 which will adversely affect our earnings and profitability for the foreseeable future. If the amount of such recorded goodwill is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill recorded during such time periods, the period of amortization could be shortened, which may further increase annual amortization charges. In such event, our business and financial condition could be materially and adversely affected.

ISP Channel Affiliates As of January 31, 1999, we had contracts for ISP Channel service with 29 cable operators representing 122 cable systems and approximately
1.5 million homes passed. Twenty of these systems, representing approximately 207,000 homes passed, have been equipped and have begun offering our services. In addition, we have letters of intent with ten cable operators, representing 39 systems, and approximately 359,000 homes passed. As of January 31, 1999, the Company had approximately 1,850 residential and business subscribers to our ISP Channel service.

In order to expand our cable-based Internet subscriber base significantly, we expect to aggressively pursue affiliation agreements with cable operators which will provide us with the exclusive right to market cable-based Internet services to existing cable television subscribers in such cable operators' systems. We anticipate that this policy of rapid deployment will result in substantial capital expenditures, operating losses and negative cash flow in the near term. While we believe that we currently have sufficient cash and financing sources available to fund our operations through 1999, we cannot assure, however, that we will be able to access additional capital to finance our strategy in the longer term or to implement our strategy or achieve positive cash flow or profitability in a timely fashion, or at all.

ISP Channel Revenue Sources In providing its Internet services, we receive revenue from the provision of (i) cable modem-based Internet access services and
(ii) traditional dial-up Internet access services. Currently, we or, in certain cases, our local cable affiliate, typically charge new cable modem-based Internet access subscribers a one-time connection fee of $99, which fee includes modem installation but excludes any required modification of the existing cable television connection which is usually performed by the local cable affiliate. Thereafter, each subscriber pays a monthly access fee, which is currently as low as $39 per month and it is our expectation that such rates will decrease over time. We anticipate that we will purchase a majority of cable modems used by subscribers, who will be charged a nominal lease or rental charge. We do not charge new dial-up subscribers a connection fee, but do charge a monthly access fee of approximately $20.

In addition to connection fees and monthly access fees, we intend to pursue additional revenue opportunities from Internet advertising, e-commerce and Internet-based telephony. We also intend to pursue long distance telephone services and telephony debit and credit cards. Intelligent Communications is also anticipated to generate continuing revenue from the sale of VSAT service.

In the future, as digital set-top boxes become available and are introduced into our affiliated cable systems, we expect to charge those subscribers monthly access fees comparable to those now charged to traditional dial-up subscribers. We also expect to charge customers a set-top connection fee to help defray installation expenses.

For cable-based Internet services, we typically share 25% of monthly access revenues with cable affiliates for the first 200 subscribers in each system and 50% thereafter. For other services, such as Internet-based telephony, e-commerce and advertising, we expect to share between 25% and 50% of these revenues with the cable affiliates. We expect to retain all revenue from cable modem lease and rental income. Depending on competitive market conditions, these pricing and revenue sharing parameters could change over time.

Cost of Services Costs to us include installation costs, network and cable operation costs and personnel and other costs. Commissions paid to cable affiliates vary by type of connectivity and size of contract.

Installation costs are expected to vary by type of connectivity and type of customer. We charge new subscribers a one time fee to defray the costs of installation, which includes labor and overhead. While currently the installation fee does not cover the entire cost incurred by us, we expect over time that installation costs will decline as cable modems become more standardized and are eventually bundled as standard equipment in new personal computers.

Other network costs include the cost of connection to the public switch telephone network. Such connections are required, among other reasons, to service our dial-up customers as well as to provide those cable modem customers located on a one-way cable system, the return path (or upstream link) to our equipment located at the cable operator's system hub (or headend). In addition, we incur costs associated with leasing telecommunications capacity such as fiber where such capacity is used, among other things, to link our equipment at the cable system headend back to our network operations center in Mountain View, California. We anticipate that the utilization of Intelligent Communications' network as a substitute for third party terrestrial links will provide significant cost savings to us as it grows. There are two major cost benefits to us in using Intelligent Communications' VSAT capacity to supplement or replace our current landline-based communications infrastructure. First, for downstream Internet traffic, it enables us to simultaneously broadcast data from one single source to our entire network of headend-based receivers which, in conjunction with other factors including "caching" produces significant efficiency improvement over comparable landline systems. Second, for upstream traffic, it permits us to allocate the necessary capacity required by each headend in smaller increments (and consequently lower cost) than would be available using terrestrial links, such as T1 lines.

Sales, Marketing and Operating Expenses Sales, marketing and operating expenses include the costs of our cable affiliate program, maintenance of our infrastructure, customer care, content and new business development in addition to sales and marketing expenses.

Stock Option Compensatory Expenses From October 1998, we have granted to certain employees an aggregate of 1,345,500 incentive and non-qualified stock options under our 1998 Stock Incentive Plan at a weighted average price of $8.46 per option. This plan, and therefore the stock options granted under this plan, are subject to shareholder approval at our forthcoming annual meeting. If the fair market value of our common stock at the date of such approval exceeds the grant price of those options granted under the plan, then we must recognize this excess as a compensation charge. In this event, we will record the charge ratably over the vesting period of the stock options with a catch-up adjustment for that period from the date of grant to the date of plan approval. To illustrate: if the fair market value of our common stock were $17 at the date of approval of the plan, we would recognize a charge to earnings of approximately $718,000 per quarter until the underlying options were fully vested.

Capital Expenditures In order to pursue our business plan, we expect to incur significant capital expenditures to provide our turnkey solution for cable operators, principally relating to the installation of headend equipment and the purchase of customer premise equipment such as cable modems. The cost of headend equipment has averaged $45,000 per headend for the 20 systems through which we currently provides service. The cost of cable modems, currently approximately $179 to $349, is expected to decline over time as economies of scale in production and new market entrants in the cable modem market push down prices. However, we recognize that, in line with experience in other subscription service industries, we will need to subsidize both the cost of installation and the cable modem equipment for the customer. Such expenditures, however, are expected to be offset in part by the savings resulting from decreased costs of installation and prices for such equipment as equipment is standardized and production volumes increase, respectively.

MTC We have signed a letter of intent to sell MTC. Either through the currently contemplated transaction or otherwise, we expect to dispose of this business during fiscal 1999. MTC develops and manufactures sophisticated, automated electronic document management and film-based imaging solutions for customers with large-scale, complex, document-intensive requirements. MTC's hardware and software products are based on an industry standard client-server architecture, providing flexibility to connect to a wide variety of information systems and produce output to various storage media, including optical disk, magnetic disk and tape, CD-ROM, and microfilm and microfiche, spanning the entire document lifecycle. MTC's electronic and film-based imaging hardware systems typically range in price between $200,000 and $1,000,000, and may represent a significant capital commitment by MTC's customers, leading to a lengthy sales cycle of up to 24 months. Accordingly, MTC's operating results may fluctuate significantly from period to period.

Results of operations for the First Quarter of Fiscal 1999 compared to the same period in Fiscal 1998

Consolidated net sales increased $1.4 million, or 49.4%, to $4.3 million for the three months ended December 31, 1998, as compared to $2.9 million for the same period in 1997. For the three months ended December 31, 1998, sales in the document management segment increased $1.2 million, or 44.9%, to $3.9 million, as compared to $2.7 million for the same period in 1997. For the document management segment, sales of its computer output microfiche equipment ("COM") increased $836,000 to $994,000 for the three months ended December 31, 1998 and sales of its consumable product lines, such as spare parts and film supplies increased $323,000 to $2.3 million for the three months ended December 31, 1998. Domestic COM sales contributed $474,000, or 47.7%, of the total COM sales for the three months ended December 31, 1998, representing an increase of $472,000 in domestic COM sales, as compared to the same period in 1997. Net sales in the Internet segment increased $229,000, or 106.5%, to $444,000 for the three months ended December 31, 1998, as compared to $215,000 for the same period in 1997. Net sales associated with the Internet segment's cable based services increased $223,000 to $270,000 for the three months ended December 31, 1998, as compared to $47,000 for the same period in 1997. Net sales associated with the segment's non-cable based dial-up and business-to-business Internet access offerings increased $6,000 to $174,000 as compared to $168,000 for the same period in 1997.

Consolidated gross profit increased $703,000, or 112.3%, to $1.3 million for the three months ended December 31, 1998, as compared to $626,000 for the same period in 1997, with profit margins increasing to 30.9% from 21.8% for the same period in 1997. The percentage increase is primarily related to the increase in the document management segment's COM sales, which historically have contributed the highest product profit margins. For the three months ended December 31, 1998, gross profit in the document management segment increased $635,000, or 96.7%, to $1.3 million, as compared to gross profit of $657,000 for the same period in 1997. For the three months ended December 31, 1998, gross profit margins in the document management segment increased to 33.5%, from 24.7% for the same period in 1997. Gross profit in the Internet segment increased $68,000 to $37,000 for the three months ended December 31, 1998, as compared to a gross deficit of $31,000 for the same period in 1997. For the three months ended December 31, 1998, gross profit margins for the Internet segment were 8.2%.

Operating expenses (selling, engineering, general and administrative) increased $4.7 million to $7.0 million for the three months ended December 31, 1998, as compared to $2.3 million for the same period in 1997. The increase in operating expenses is entirely related to the increase in the administrative, engineering, sales and marketing efforts associated with the Internet segment's ISP Channel cable based service offering. The expenses associated with these operations increased $4.8 million for the three months ended December 31, 1998, as compared to the same period in 1997. This increase includes our corporate operating expenses, as these expenses are now directly related to the operations of the Internet segment, given management's strategic refocusing towards the ISP Channel cable based service offering.

Amortization   expense   associated  with  goodwill  remained  constant  in  the
comparative periods.

Consolidated interest expense increased $239,000, or 72.4%, to $569,000 for the three months ended December 31, 1998, as compared to $330,000 for the same period in 1997. Interest expense associated with the operations of the Internet segment increased $291,000 to $296,000 for the three months ended December 31, 1998, as compared to $5,000 for the same period in 1997, primarily due to lease financing associated with the capital expansion needs of the segment's ISP Channel cable based service offering. Interest expense associated with our outstanding indebtedness decreased by $52,000, primarily as the result of lower outstanding bank debt.

We made no provision for income taxes for the three months ended December 31, 1998, as a result of our net operating loss carry-forward.

We recognized income from operations with respect to our discontinued telecommunications segment of $139,000 for the three months ended December 31, 1998, as compared to a loss from operations of $108,000 for the same period in 1997.

For the three months ended December 31, 1998, we had a net loss applicable to common shares of $6.5 million, or a loss per share of $0.77, compared to a net loss of $2.4 million for the same period in 1997, or a loss per share of $0.34.

Liquidity and Capital Resources

Over the past year, our growth has been funded through a combination of private equity, bank debt and lease financings. As of December 31, 1998, the Company had approximately $4.3 million of unrestricted cash. In addition, on January 12, 1999, we executed an agreement with a group of institutional investors whereby we issued $12.0 million in convertible subordinated loan notes. These notes bear an interest rate of 9% per year and mature in 2001. These notes are convertible into our common stock with an initial conversion price of $17.00 per share until July 1, 1999 and, thereafter, at the lower of $17.00 per share and the lowest five-day average closing bid price of our common stock during the 30-day trading period ending one day prior to the applicable conversion date. In connection with these notes, we issued to these investors warrants to purchase an aggregate of 300,000 shares of our common stock. These warrants, which have an exercise price of $17 per share, expire in 2003. We have also received a secured $3.0 million loan from a financial lender and are in negotiations with a further two lenders with regard to a $7.5 million senior secured credit facility. We believe, as a result of this, that we currently have sufficient cash and financing commitments to meet our funding requirements over the next year. However, we experienced and continue to experience negative operating margins and negative cash flow from operations, as well as an ongoing requirement for substantial additional capital investment. We expect that we will need to raise substantial additional capital to accomplish our business plan over the next several years. Our future cash requirements for our business plan expansion will depend on a number of factors including (i) the number of cable affiliate contracts, (ii) cable modem and associated costs of equipment, (iii) the rate at which subscribers purchase our Internet service offering and (iv) the level of marketing required to acquire and retain subscribers and to attain a competitive position in the marketplace. In addition, we may wish to selectively pursue possible acquisitions of businesses, technologies, content or products complementary to ours in the future in order to expand our Internet presence and achieve operating efficiencies. We expect to seek additional funding through the sale of public or private debt and/or equity securities or through a bank credit facility. We expect we may raise as much as $150 million in debt and/or equity financing during fiscal 1999. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of our common stock. We can give no assurance as to the availability or terms upon which such financing might be available.

At December 31, 1998, our current ratio was 0.85 to 1 with working capital deficit of $2.1 million. This compares with a current ratio of 1.62 to 1 and working capital of $7.4 million at September 30, 1998.

For the three months ended December 31, 1998, cash flows used in operating activities of continuing operations were $4.3 million, as compared to $780,000 for the same period in 1997. Cash flows used in investing activities of continuing operations were $3.2 million for the three months ended December 31, 1998, as compared to $76,000 for the same period in 1997. Cash flows used in financing activities of continuing operations were $881,000 for the three months ended December 31, 1998, as compared to cash flows provided by financing activities of continuing operations of $1.1 million for the same period in 1997.

On February 5, 1999, a single holder of our 9% Convertible Subordinated Debentures due September 2000 converted a debenture in the face amount of $401,516 into 59,483 shares of our common stock. These 9% debentures have a conversion price of $6.75 per share. We have also extended the maturity of our revolving credit facility, which has a maximum borrowing capacity of $9.5 million, through January 15, 2000.

Acquisition of Intelligent Communications On February 9, 1999, we completed the purchase of Intelligent Communications, Inc. The purchase price was comprised of: (i) a cash component of $500,000, less payment of certain expenses, paid at closing; (ii) a promissory note in the amount of $1.0 million due one year after closing; (iii) a promissory note in the amount of $2.0 million due two years after closing; (iv) the issuance of 500,000 shares of our common stock (adjustable upwards after one year in certain circumstances); and (v) a demonstration bonus of $1.0 million payable in cash or shares of our common stock at our option within one year after closing if certain conditions are met. Approximately $300,000 of the $1.0 million note is payable in cash or in our common stock at our option, while the balance of this note is payable in cash or in our common stock at the option of the holders. The entire amount of the $2.0 million note is payable in cash or in our common stock at our option.

Sale of KCI On February 12, 1999, Kansas Communications, Inc. was sold to Convergent Communications Services, Inc. ("Convergent Communications") for an aggregate purchase price of approximately $6.5 million subject to adjustment in certain events. Convergent Communications paid $100,000 in cash in November 1998 upon execution of the letter of intent to purchase and paid the remainder of the purchase price on the closing date as follows: (i) $1.4 million in cash; (ii) approximately 50,000 shares of Convergent Communications' parent company common stock with an agreed value of approximately $500,000 ($10.00 per share); (iii) a promissory note in the amount of $2.0 million which is payable on July 1, 1999 and bears simple interest at the rate of eleven percent per annum; (iv) a promissory note in the amount of $1.0 million which is payable on the date that is 12 months following the closing date and bears simple interest at the rate of eight percent per annum; and (v) a promissory note in an amount of $1.5 million which is payable on the date which is 12 months following the closing date, bears simple interest at the rate of eight percent per annum and is subject to mandatory prepayment in certain events.

Sale of MTC On November 5, 1998, we agreed to sell our document management business, Micrographic Technology Corporation ("MTC") to Global Information Distribution GmbH ("GID") for an aggregate purchase price of approximately $5.1 million. GID paid $100,000 as a non-refundable deposit upon acceptance of the GID term sheet. GID will pay us the remaining $5.0 million at the closing.

The cash proceeds from the sale of MTC and KCI will be used in part to repay our revolving credit facility with West Suburban Bank. As of December 31, 1998, there was approximately $4.8 million outstanding under this facility. The balance of the proceeds will be used to pay for transaction costs associated with the sales of MTC and KCI and to increase our cash position. We cannot assure, however, that the sale of MTC will close on the terms described or at all.

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

We have completed the Inventory and Assessment Phases of substantially all critical internal business systems. We expect the Planning Phase to be completed by March 31, 1999. The Execution and Validation Phases will be completed by August 31, 1999. We expect to be Y2K compliant on all critical systems, which rely on the calendar year before December 31, 1999.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk. Not applicable.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Defaults upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K


             On January 26, 1999, the Company filed a Form 8-K reporting the issuance of $12 million of the Company's 9% Senior Subordinated Convertible Notes due January 1, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ Douglas S. Sinclair
-----------------------
Douglas S. Sinclair
Chief Financial Officer


Dated:  February  16, 1999