Form 10-K/A
period 1998-09-30
SOFTNET SYSTEMS INC
filed 1999-03-04
CIK 97196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998.

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                           Commission File No.: 1-5270

                              SOFTNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 New York                                11-1817252
                 --------                                ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

520 Logue Avenue, Mountain View, California                  94043
- -------------------------------------------                  -----
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (650) 962-7470

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                            Name of each exchange
        -------------------                             on which registered
         common stock, par                            -----------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1998 was approximately $130.3 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at December 31, 1998
- -------------------------------                 ------------------------------
common stock, $.01 par value                             8,631,087

Documents Incorporated by Reference:

        Proxy Statement for the Annual Meeting of Shareholders (Part III)

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

- ----------
(a)  Restated  to  reflect  the   telecommunications   segment  as  discontinued
     operations.

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

Revenue from the Internet services segment is generated from initial and recurring monthly Internet access and Web and database development. Set-up fees for Internet access customers, net of related direct and incremental costs, are deferred and amortized over the estimated period of service. Monthly access fees are recognized in the month of service.

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

                                    PART III


Item 10.  Directors and Executive Officers of Registrant

The information required by this Item is set forth in the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act", which information is hereby incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this Item is set forth in the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Board of Directors", which information is hereby incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Beneficial Security Ownership of Management and Certain Beneficial Owners", which information is hereby incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this Item is set forth in the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions", which information is hereby incorporated herein by reference.

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

SOFTNET SYSTEMS, INC.

/s/ Douglas S. Sinclair
- -------------------------------
Douglas S. Sinclair
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                               Title                                       Date
- ---------                                               -----                                       ----

/s/ Ronald I. Simon
- -----------------------------------
Ronald I. Simon                               Chairman of the Board of                        March 3, 1999
                                                     Directors

/s/ Lawrence B. Brilliant
- -----------------------------------
Dr. Lawrence B. Brilliant              Vice Chairman of the Board of Directors                March 3, 1999
                                       President, and Chief Executive Officer

/s/ Garrett J. Girvan
- -----------------------------------
Garrett J. Girvan                              Chief Operating Officer                        March 3, 1999


/s/ Ian B. Aaron
- -----------------------------------
Ian B. Aaron                                          Director                                March 3, 1999


/s/ Edward A. Bennett
- -----------------------------------
Edward A. Bennett                                     Director                                March 3, 1999


/s/ Sean P. Doherty
- -----------------------------------
Sean P. Doherty                                       Director                                March 3, 1999


/s/ Robert C. Harris, Jr.
- -----------------------------------
Robert C. Harris, Jr.                                 Director                                March 3, 1999


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