Form 10-Q
period 1999-03-31
SOFTNET SYSTEMS INC
filed 1999-05-17
CIK 97196

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No.: 1-5270

                              SOFTNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  11-1817252
   --------------------------------        ---------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

650 Townsend Street, Suite 225, San Francisco, CA          94043
-------------------------------------------------      --------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (415) 365-2500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (1)     Yes X    No
                                       ---     ---
                            (2)     Yes X    No
                                       ---     ---

As of April 30, 1999, there were 15,880,098 shares of the Registrant's common stock, par value $0.01 per share outstanding.

                       This document (excluding Exhibits)
                               contains 50 pages.

                              SOFTNET SYSTEMS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of March 31, 1999
            (unaudited) and September 30, 1998 (audited)...................   3

         Consolidated Condensed Statements of Operations for the
            three months and six months ended
            March 31, 1999 and 1998 (unaudited)............................   4

         Consolidated Condensed Statements of Cash Flows for the
            six months ended March 31, 1999 and 1998 (unaudited)...........   5

         Notes to Consolidated Condensed Financial Statements..............   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................ 15


Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 26

PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings - Not applicable

     Item 2.  Changes in Securities......................................... 27

     Item 3.  Defaults upon Senior Securities - Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders........... 28

     Item 5.  Other Information............................................. 29

     Item 6.  Exhibits and Reports on Form 8-K.............................. 49

Part I.  Financial Information
Item 1.  Financial Statements

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                   As of March 31, 1999 and September 30, 1998
                        (In thousands, except share data)


                                                                                        March 31,         September 30,
                                                                                           1999               1998
                                                                                      ---------------   ------------------
                                                                                       (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents.....................................................          $   6,554           $   12,504
   Accounts receivable, net......................................................                475                  110
   Notes receivable..............................................................              4,500                   --
   Inventories...................................................................                542                  268
   Other current assets..........................................................              2,305                  571
                                                                                      ---------------   ------------------
      Total current assets.......................................................             14,376               13,453
Restricted cash..................................................................                800                  800
Property and equipment, net......................................................             12,750                5,981
Acquired technology and other intangibles, net...................................             17,707                  311
Net assets associated with discontinued operations...............................              4,642                8,930
Other assets.....................................................................              5,090                  150
                                                                                      ===============   ==================
    Total assets.................................................................          $  55,365           $   29,625
                                                                                      ===============   ==================

  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                    (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses.........................................          $   9,806           $    6,938
   Deferred gain.................................................................              2,274                   --
   Short-term debt...............................................................              1,000                   --
   Current portion of capital leases.............................................              1,404                  613
   Current portion of long-term debt.............................................                933                  541
                                                                                      ---------------   ------------------
      Total current liabilities..................................................             15,417                8,092
Capital lease obligations, net of current portion................................              1,611                  297
Long-term debt, net of current portion...........................................             20,548                9,220
                                                                                      ---------------   ------------------
    Total liabilities............................................................             37,576               17,609
                                                                                      ---------------   ------------------
Redeemable convertible preferred stock; $0.10 par value; 37,610 shares
   designated; 7,625 and 20,757 shares issued and outstanding, respectively......              6,883               18,187
                                                                                      ---------------   ------------------
Stockholders' equity (deficit):
   Preferred stock; $0.10 par value; 3,962,390 shares designated; no shares
      issued and outstanding.....................................................                 --                   --
   Common stock; $0.01 par value; 25,000,000 shares authorized; 10,417,866 and
      8,191,550 shares issued and outstanding, respectively......................                104                   82
   Additional paid-in capital....................................................             76,571               43,700
   Deferred stock compensation...................................................             (1,476)                (188)
   Accumulated deficit...........................................................            (64,293)             (49,765)
                                                                                      ---------------   ------------------
      Total stockholders' equity (deficit).......................................             10,906               (6,171)
                                                                                      ===============   ==================
      Total liabilities, redeemable convertible preferred stock and
          stockholders' equity (deficit).........................................          $  55,365           $   29,625
                                                                                      ===============   ==================

                   The  accompanying   notes  are  an  integral  part  of  these
consolidated condensed financial statements.


                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
        For the Three Months and Six Months Ended March 31, 1999 and 1998
                      (In thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended                  Six Months Ended
                                                               March 31,                          March 31,
                                                     -------------------------------    -------------------------------
                                                         1999              1998             1999              1998
                                                     --------------    -------------    --------------    -------------
Net sales.......................................         $  1,027          $   251          $  1,471          $   466
Cost of sales...................................              891              134             1,298              250
                                                     --------------    -------------    --------------    -------------
    Gross profit................................              136              117               173              216
                                                     --------------    -------------    --------------    -------------

Operating expenses:
    Selling and marketing.......................            2,362              218             4,370              387
    Engineering.................................              730               115            1,469               215
    General and administrative..................            2,313              661             4,177            1,326
    Depreciation................................              803               72             1,202              139
    Amortization................................               14              104               725              207
    Compensation expense related to stock
        options and warrants....................            1,009                --            1,041                --
                                                     --------------    -------------    --------------    -------------
        Total operating expenses................            7,231            1,170            12,984            2,274
                                                     --------------    -------------    --------------    -------------

Loss from continuing operations.................            (7,095)          (1,053)          (12,811)          (2,058)

Other income (expense):
    Interest expense............................              (608)            (186)           (1,127)            (432)
    Other income................................               58                7               208                9
                                                     --------------    -------------    --------------    -------------

Loss from continuing operations before income
    taxes                                                   (7,645)          (1,232)          (13,730)          (2,481)

Income taxes....................................               --               --                --               --
                                                     --------------    -------------    --------------    -------------

Loss from continuing operations before
    discontinued operations.....................            (7,645)          (1,232)          (13,730)          (2,481)

Income (loss) from discontinued operations......              (246)             19               (384)          (1,110)
                                                     --------------    -------------    --------------    -------------

Net loss........................................            (7,891)          (1,213)          (14,114)          (3,591)

Preferred dividends.............................              (171)             (63)             (414)             (63)
                                                     --------------    -------------    --------------    -------------

Net loss applicable to common shares............         $  (8,062)       $  (1,276)        $ (14,528)       $  (3,654)
                                                     ==============    =============    ==============    =============

Basic and diluted loss per share:
    Continuing operations.......................         $   (0.82)       $   (0.17)        $   (1.55)       $   (0.35)
    Discontinued operations.....................             (0.03)           0.00              (0.04)           (0.16)
    Preferred dividends.........................             (0.02)           (0.01)            (0.05)           (0.01)
                                                     ==============    =============    ==============    =============
    Net loss applicable to common shares........         $   (0.87)       $   (0.18)        $   (1.64)       $   (0.52)
                                                     ==============    =============    ==============    =============

Shares used to compute basic and diluted loss
    per share...................................             9,316            6,992             8,839            6,966
                                                     ==============    =============    ==============    =============


                   The  accompanying   notes  are  an  integral  part  of  these
consolidated condensed financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                For the Six Months Ended March 31, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)

                                                                                              For the Six Months Ended
                                                                                                      March 31,
                                                                                         ------------------------------------
                                                                                               1999                1998
                                                                                         -----------------     --------------
Cash flows from operating activities:
     Net loss.......................................................................          $  (14,114)         $  (3,591)

        Adjustments  to  reconcile  net  loss  to net  cash  used  in  operating activities:
            Loss from discontinued operations.......................................                 384              1,110
            Depreciation and amortization...........................................               1,927                346
            Amortization of deferred stock compensation.............................               1,041                 --
            Amortization of deferred debt issuance costs............................                 398                 --
            Provision for bad debts.................................................                 101                 15
            Changes in operating assets and liabilities:
                Accounts receivable.................................................                (280)               (60)
                Inventories.........................................................                (274)              (575)
                Other current assets................................................                (477)               (27)
                Accounts payable and accrued expenses...............................               1,047                379
                Deferred revenue....................................................                  22                 --
                                                                                         -----------------     --------------
Net cash used in operating activities of continuing operations......................             (10,225)            (2,403)
                                                                                         -----------------     --------------
Net cash provided by (used in) operating activities of discontinued operations......                 573               (474)
                                                                                         -----------------     --------------

Cash flows from investing activities:
     Purchase of property and equipment.............................................              (4,659)              (232)
     Purchase of Intellicom including acquisition costs, net of cash acquired.......                (803)                --
     Sale of net assets of telecommunications operations, net of selling costs......               1,195                 --
     Acquired technology and other intangibles......................................              (2,046)                --
     Other assets...................................................................                (313)                --
                                                                                         -----------------     --------------
Net cash used in investing activities of continuing operations......................              (6,626)              (232)
                                                                                         -----------------     --------------
Net cash provided by (used in) investing activities of discontinued operations......                  34                (82)
                                                                                         -----------------     --------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt, net of cash issuance costs...........              13,088                 --
     Repayment of long-term debt....................................................                (753)              (184)
     Borrowings under revolving credit note.........................................              18,285              4,953
     Payments under revolving credit note...........................................             (21,215)            (5,434)
     Additional costs of issuance of redeemable convertible preferred stock.........                (144)                --
     Net proceeds from issuance of redeemable convertible preferred stock...........                  --              4,600
     Proceeds from exercise of options..............................................               1,347                 46
     Proceeds from exercise of warrants.............................................               1,038                 95
     Preferred dividends paid in cash...............................................                 (95)                --
     Capitalized lease obligations paid.............................................                (524)               (11)
                                                                                         -----------------     --------------
Net cash provided by financing activities of continuing operations..................              11,027              4,065
                                                                                         -----------------     --------------
Net cash used in financing activities of discontinued operations....................                 (733)              (894)
                                                                                         -----------------     --------------

Decrease in cash and cash equivalents...............................................               (5,950)               (20)
Cash and cash equivalents, beginning of period......................................              12,504                 37
                                                                                                               --------------
                                                                                         =================
Cash and cash equivalents, end of period............................................          $    6,554            $    17
                                                                                         =================     ==============

                   The  accompanying   notes  are  an  integral  part  of  these
consolidated condensed financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements

1.   Basis of Presentation

The financial information, except for the balance sheet as of September 30, 1998, included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended March 31, 1999 and 1998.

The Company's annual report on Form 10-K/A for the fiscal year ended September 30, 1998, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying Consolidated Condensed Financial Statements. The Consolidated Condensed Balance Sheet as of September 30, 1998 was derived from the Company's audited Consolidated Financial Statements.

The results of operations for the three and six months ended March 31, 1999 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

The balance sheet as of September 30, 1998 and the statements of operations and cash flow for the three and six months ended March 31, 1998 have been restated for the effects of discontinued operations (see Note 2). Certain reclassifications have been made to conform with the current presentation.

2.    Discontinued Operations

Document Management Segment

In April 1999, the Company's stockholders adopted a plan to discontinue operations of its document management segment. This segment consists of the Company's wholly-owned subsidiary, Micrographic Technology Corporation ("MTC"). Accordingly, the operating results of the document management segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The assets and liabilities of such operations have been reflected as a net asset.

Operating results of the discontinued document management segment are as follows (in thousands):

                              Three Months Ended           Six Months Ended
                                  March 31,                   March 31,
                            -------------------------  ------------------------
                              1999           1998       1999            1998
                            ----------    -----------  ----------    ----------

Net sales................... $ 3,768         $ 3,985    $ 7,620        $ 6,647
Loss before income taxes....    (251)           (204)      (527)        (1,225)
Income taxes................      --              --         --             --
Net loss....................    (251)           (204)      (527)        (1,225)

Assets and liabilities of the discontinued document management segment are as follows (in thousands):

                                                      March 31,   September 30,
                                                        1999         1998
                                                    ------------  -------------

Current assets:
    Cash and cash equivalents......................    $    --        $     --
    Accounts receivable, net.......................      3,964           2,995
    Current portion of gross investment in leases..      1,169           1,579
    Inventories....................................        581           1,078
    Other current assets...........................        289             310
                                                    ------------  -------------
                                                         6,003           5,962
Gross investment in leases, net of current portion.      1,644           1,863
Property and equipment, net........................        415             541
Goodwill, net......................................        308             644
Other assets.......................................        693             974
                                                    ------------  -------------
                                                         9,063           9,984
                                                    ------------  -------------
Current liabilities:
    Accounts payable and accrued expenses..........      2,523           2,485
    Deferred revenue...............................        275             100
    Current portion of capital leases..............         20              19
    Current portion of long-term debt..............      1,280           1,280
                                                    ------------  -------------
                                                         4,098           3,884
Capital lease obligation, net of current portion...         20              30
Long-term debt, net of current portion.............        303           1,015
                                                    ------------  -------------
                                                         4,421           4,929
                                                    ============  =============
Net assets associated with discontinued operations.  $   4,642       $   5,055
                                                    ============  =============

Telecommunications Segment

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

On February 12, 1999, substantially all of the assets of KCI were sold to Convergent Communications Services, Inc. ("Convergent Communications") for an aggregate purchase price of approximately $6.3 million subject to adjustment in certain events. Convergent Communications paid $100,000 in cash in November 1998 upon execution of the letter of intent to purchase and paid the remainder of the purchase price on the closing date as follows: (i) $1.4 million in cash; (ii) approximately 30,000 shares of Convergent Communications' parent company common stock with an agreed value of approximately $300,000 ($10.00 per share) (the "Convergent Shares"); (iii) a promissory note in the amount of $2.0 million which is payable on July 1, 1999 and bears simple interest at the rate of 11% per annum; (iv) a promissory note in the amount of $1.0 million which is payable on the date that is 12 months following the closing date and bears simple interest at the rate of 8% per annum; and (v) a promissory note in an amount of $1.5 million which is payable on the date which is 12 months following the closing date and bears simple interest at the rate of 8% per annum and is subject to mandatory prepayment in certain events. Furthermore, a purchase price adjustment subsequent to closing provided the Company with additional Convergent Shares with an agreed value of $198,000 for a total investment in Convergent Shares of $498,000, which is classified as other assets on the accompanying consolidated condensed balance sheet. The sale of KCI's assets resulted in a gain of $2.3 million, which is being deferred until the Company has collected the $4.5 million of notes receivable issued in connection with this sale.

Operating results of the discontinued telecommunications segment are as follows (in thousands):

                                  Three Months Ended          Six Months Ended
                                    March 31, (1)              March 31, (1)
                                -----------------------  -----------------------
                                  1999          1998      1999           1998
                                ----------   ----------  ----------   ----------

Net sales......................  $ 1,098        $ 4,443   $ 4,730        $ 8,392
Income before income taxes.....       23            223       216            115
Income taxes...................      (18)            --       (73)            --
Net income.....................        5            223       143            115
------------------------

     (1) Operating results for KCI are only through the date of disposition.

Assets and liabilities of the discontinued telecommunications segment are as follows (in thousands):

                                                             September 30,
                                                                  1998
                                                            ------------------

Current assets:
    Cash and cash equivalents...........................           $     --
    Accounts receivable, net............................              1,734
    Inventories.........................................              2,248
    Other current assets................................                 36
                                                            ------------------
                                                                      4,018
Property and equipment, net.............................                427
Goodwill, net...........................................              1,663
Other assets............................................                 21
                                                            ------------------
                                                                      6,129
                                                            ------------------
Current liabilities:
    Accounts payable and accrued expenses...............              1,582
    Current portion of capital leases...................                 32
    Deferred revenue....................................                593
                                                            ------------------
                                                                      2,207
Capital lease obligation, net of current portion........                 47
                                                            ------------------
                                                                      2,254
                                                            ------------------
Net assets associated with discontinued operations......          $   3,875
                                                            ==================

3.    Acquisition of Intellicom

On February 9, 1999, a wholly-owned subsidiary of the Company merged with and into Intelligent Communications, Inc. ("Intellicom", the "Intellicom Acquisition"). Intellicom is a provider of two-way satellite Internet access options using very small aperture terminal technology ("VSAT"). The purchase price of $14.5 million was comprised of: (i) a cash component of $500,000 (the "Cash Consideration"); (ii) a promissory note in the amount of $1.0 million bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note"); (iii) a promissory note in the amount of $2.0 million bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note, the "Debt Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7.5 million (the "Closing Shares"); and
(v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3.5 million (the "Anniversary Shares", together with the Closing Shares, the "Equity Consideration"). In addition, a demonstration bonus of $1.0 million payable in cash or shares of the Company's common stock at the Company's option within one year after closing if certain conditions are met is also a part of the purchase price; however, due to the uncertainty as to whether or not such performance criteria will be met, the Company has not accrued for such contingent consideration.

The purchase price, including direct merger costs, has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. The fair value of assets and liabilities assumed is summarized as follows (in thousands):

Current assets..........................................    $     503
Property and equipment..................................          684
Acquired technology.....................................       16,075
Other assets............................................           77
Current liabilities.....................................        2,470

The Company accounted for the Intellicom Acquisition using the purchase method and allocated the entire purchase price of $14.5 million to acquired technology. Additionally, due to the negative fair value of Intellicom net assets at the time of acquisition, the Company recognized additional acquired technology in Intellicom totaling $1.2 million. Furthermore, in connection with the Intellicom Acquisition, the Company incurred certain fees and expenses. Such costs, which total $400,000, were capitalized and have also been allocated to acquired technology, bringing the total amount allocated to acquired technology to $16.1 million. The results of operations of Intellicom are included in the accompanying financial statements from the date of acquisition.

The nature of the developed technology acquired provides the Company with a proprietary satellite system, involving both hardware and software, which provides a high-performance, two-way satellite-based Internet access service. The nature of the acquired technology will, among other things, allow the Company to lower the costs of bringing the Internet to small- and medium-sized independent cable operators. The technology acquired has already been tested and proven to be a viable business. Therefore, the Company believes that the underlying technology acquired in the Intellicom Acquisition is not subject to rapid change, and the Company feels such acquired technology will support the Company's business plan over the typical length of its contracts without having to significantly change or enhance the acquired technology. The Company's contracts with its cable affiliates typically run from five to seven years. In determining how much of the purchase price in excess of the tangible book value of Intellicom to allocate to acquired technology, the Company considered that there was little value ascribable to other intangible assets, such as customer lists or workforce. Rather, the Company, after careful consideration, determined that the fair market value of the acquired technology is equivalent to the intangible assets acquired in this acquisition. The Company, therefore, will be amortizing this amount by the straightline method over a period of seven years, the term of a typical cable affiliate contract as well as the anticipated useful life of this acquired technology.

The following unaudited pro forma financial information presents the consolidated results of the Company as if the Intellicom Acquisition had occurred as of October 1, 1997, and includes adjustments for amortization of acquired technology and interest expense related to the Debt Consideration. This pro forma financial information does not necessarily reflect the results of operations as they would have been if the Company had acquired the entities as of October 1, 1997. Unaudited pro forma consolidated results of operations are as follows (in thousands, except per share data):

                                       Three Months Ended     Six Months Ended
                                           March 31,              March 31,
                                      -------------------   --------------------
                                        1999      1998         1999      1998
                                      ---------  --------   ---------  ---------

Net sales..........................    $ 1,264    $  940     $ 2,285   $ 1,844
Net loss applicable to common
    shares.........................     (8,725)   (1,887)    (16,877)   (4,950)
Basic and diluted net loss
    applicable to common shares....      (0.94)    (0.27)      (1.91)    (0.71)

4.    Acquired Technology and Other Intangibles

Acquired   technology  and  other  intangibles  consist  of  the  following  (in thousands):

                                         March 31,         September 30,
                                            1999                1998
                                      ----------------    ------------------

 Acquired technology..................    $  16,075              $     --
 Cable affiliate launch incentives....        2,296                    --
 Goodwill.............................        1,244                 1,244
                                      ----------------    ------------------
                                             19,615                 1,244
 Accumulated amortization.............       (1,908)                 (933)
                                      ================    ==================
                                          $  17,707              $    311
                                      ================    ==================

In July 1998, the Company adopted its Cable Affiliate Incentive Program (the "Program"). This Program provides an additional incentive to the Company's cable affiliates to launch the Company's ISP Channel, Inc. ("ISP Channel") Internet services. Under the Program, the Company offers to pay incentive bonuses, in cash or shares of common stock, to qualifying cable affiliates who enter into exclusive, multiple-year contracts with ISP Channel. These launch incentives are paid out over the life of the contract in relation to the roll-out of ISP Channel services at each installed cable head-end. In accordance with these terms, the Company capitalizes these cable affiliate launch incentives and amortizes them over the life of each respective contract.

In February 1999, the Company entered into a license agreement with Inktomi Corporation ("Inktomi", the "Inktomi Licensing Agreement") allowing the Company rights to install certain Inktomi caching technology into 500 of the Company's cable and satellite network products. The purchase price for the license was $4.0 million, of which the first $1.0 million was paid with 65,843 shares of the Company's common stock and the remaining amount is payable in cash in eight subsequent quarterly payments of $375,000. The Inktomi Licensing Agreement allows the Company to purchase up to 500 additional licenses during the first four years of the agreement. The first licenses are expected to be installed in the third quarter of fiscal 1999. These prepaid license fees of $1.0 million are presented as other current assets on the accompanying consolidated condensed balance sheet as of March 31, 1999.

5.    Long-Term Debt and Debt Issuance Costs

On January 12, 1999, the Company executed an agreement with two institutional investors whereby the Company issued $12.0 million in senior subordinated convertible notes (the "Notes"). Such Notes bear an interest rate of 9% per year and mature in 2001. These Notes are convertible into the Company's common stock with an initial conversion price of $17.00 per share until July 1, 1999 and, thereafter, at the lower of $17.00 per share and the lowest five-day average closing bid price of the Company's common stock during the 30-day trading period ending one day prior to the applicable conversion date. In connection with these Notes, the Company issued to these investors warrants to purchase an aggregate of 300,000 shares of the Company's common stock. These warrants have an exercise price of $17.00 per share and expire in 2003.

The costs related to the issuance of the Notes and other miscellaneous financings, including the value of the warrants issued in connection with the Notes and other financings, were capitalized and are being amortized to interest expense using the effective interest method over the life of the debt. These debt issuance costs are presented as other assets, net of amortization, of $4.1 million on the accompanying consolidated condensed balance sheet as of March 31, 1999.

On February 5, 1999, a single holder of the Company's 9% convertible debentures due 2000 converted a debenture in the face amount of $402,000 into 59,483 shares of the Company's common stock. These 9% debentures have a conversion price of $6.75 per share of common stock.

Long-term debt is summarized as follows (in thousands):

                                             March 31,         September 30,
                                                1999                1998
                                          ----------------    ------------------

Bank debt.................................     $   2,167           $    5,120
Senior subordinated convertible notes.....        12,000                   --
Convertible subordinated notes............         3,549                3,951
Promissory note...........................         2,000                   --
Other.....................................         1,765                  690
                                          ----------------    ------------------
                                                  21,481                9,761
Less current portion......................          (933)                (541)
                                          ----------------
                                                              ==================
                                               $  20,548            $   9,220
                                          ================    ==================

6.    Redeemable Convertible Preferred Stock

In November 1998, the Company issued an aggregate of 413,018 shares of common stock pursuant to the conversion of the remaining 3,100.78 shares of the Company's outstanding Series A redeemable convertible preferred stock. The Series A redeemable convertible preferred stock, including accrued dividends, was converted into common shares at the conversion price of $7.56 per share. As of March 31, 1999, there was no Series A redeemable convertible preferred stock outstanding.

In February 1999, the Company issued an aggregate of 782,352 shares of common stock pursuant to the conversion of the remaining 10,251.56 shares of the Company's outstanding Series B redeemable convertible preferred stock. The Series B redeemable convertible preferred stock, including accrued dividends, was converted into common shares at the conversion price of $13.20 per share. As of March 31, 1999, there was no Series B redeemable convertible preferred stock outstanding.

During the quarter ended December 31, 1998, the Company declared a dividend on both its outstanding Series B redeemable convertible preferred stock and its outstanding Series C redeemable convertible preferred stock, payable on December 31, 1998 to the respective stockholders of record at the close of business on December 28, 1998. Dividends for the Series B redeemable convertible preferred stock, payable at a rate of 5%, were paid at the Company's option in the form of
126.56 additional shares of the Company's Series B redeemable convertible preferred stock. Dividends for the Series C redeemable convertible preferred stock, payable at a rate of 5%, were paid at the Company's option in the form of
94.14 additional shares of the Company's Series C redeemable convertible preferred stock. In addition, the Company accrued for dividends on its Series A redeemable convertible preferred stock through the date of conversion at a rate of 5%. Dividends for the quarter ended December 31, 1998, were valued at $243,000.

During the quarter ended March 31, 1999, the Company declared a dividend on its outstanding Series C redeemable convertible preferred stock, payable on March 31, 1999 to the respective stockholders of record at the close of business on March 26, 1999. Dividends for the Series C redeemable convertible preferred stock, payable at a rate of 5%, were paid at the Company's option in cash. In addition, the Company accrued for dividends on its Series B redeemable convertible preferred stock through the date of conversion at a rate of 5%. Dividends for the quarter ended March 31, 1999, were valued at $171,000.

7.    Stock Options and Warrants

The following table summarizes the outstanding options and warrants to purchase shares of common stock for the six months ended March 31, 1999:


                                                                                             Outstanding
                               Outstanding options          Outstanding warrants         options and warrants
                            ---------------------------    ------------------------    ------------------------
                                           Weighted                      Weighted                    Weighted
                                           average                       average                     average
                                           exercise                      exercise                    exercise
                             Shares          price         Shares         price         Shares        price
                            -----------    ------------    ---------     ----------    ----------    ----------


Outstanding as of
   September 30, 1998...    1,370,125           $7.42      832,399          $9.27      2,202,524          $8.12

Granted.................       65,000           $7.38      303,013         $17.13        368,013         $15.41
Exercised...............     (218,413)          $6.17      (187,207)        $6.97      (405,620)          $6.54
Canceled................      (20,700)          $6.88       (28,142)       $10.12       (48,842)          $8.75
                            -----------                    ---------                   ----------

Outstanding as of
   March 31, 1999.....      1,196,012           $7.69      920,063         $12.30      2,116,075          $9.69
                            ===========                    =========                   ==========

In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), the Company has recorded a total of $2.5 million of deferred compensation charges with respect to 90,000 option shares issued to consultants beginning in May 1998. These deferred compensation charges are being amortized, on an accelerated basis, in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, ("FIN 28"). The Company has amortized $1.0 million of these charges for the quarter ended March 31, 1999.

8.    Segment Information

The Company operates principally in two business segments: (i) cable-based Internet services through its wholly-owned subsidiary, ISP Channel, and (ii) satellite-based Internet services through its wholly-owned subsidiary,
Intellicom. The Company previously reported two other business segments: document management and telecommunications. However, these two segments are now reported as discontinued operations (see Note 2). Segment information for continuing operations is as follows (in thousands):

                                                         Three Months Ended                Six Months Ended
                                                             March 31,                        March 31,
                                                     ----------------------------    ----------------------------
                                                         1999           1998            1999            1998
                                                     ------------    ------------    ------------    ------------
Net sales:
    Subscriber fees........................               $   203         $   65          $  382          $  105
    Modem fees and other...................                   172              8             264              15
    Dial-up fees...........................                   174            178             347             346
                                                     ------------    ------------    ------------    ------------
       ISP Channel.........................                   549            251             993             466
    Intellicom.............................                   478             --             478              --
                                                     ============    ============    ============    ============
                                                         $  1,027         $  251         $ 1,471          $  466
                                                     ============    ============    ============    ============
Operating expenses:
    Sales and marketing....................              $  2,318         $  218         $ 4,325          $  387
    Engineering............................                   727            115           1,465             215
    General and administrative.............                 2,038            252           3,778             454
                                                     ------------    ------------    ------------    ------------
       ISP Channel.........................                 5,083            585           9,568           1,056
    Intellicom.............................                  345              --             345              --
    Corporate..............................                  (23)            409             103             872
    Depreciation, amortization and
       compensation expense related to
       options and warrants................                 1,826            176           2,968             346
                                                     ============    ============    ============    ============
                                                         $  7,231        $ 1,170        $ 12,984         $ 2,274
                                                     ============    ============    ============    ============
Loss from continuing operations:
    ISP Channel............................             $ (5,503)        $  (623)       $(11,062)      $ (1,144)
    Intellicom.............................                 (605)              --           (605)             --
    Corporate..............................                 (987)           (430)         (1,144)          (914)
                                                     ============    ============    ============    ============
                                                        $ (7,095)       $ (1,053)       $(12,811)      $ (2,058)
                                                     ============    ============    ============    ============

9.    Supplemental Cash Flow Information

The following is supplemental cash flow information for the six months ended March 31 (in thousands):

                                                                              1999             1998
                                                                          -------------    -------------

Cash paid during the period for:
  Interest..........................................................        $    707           $  505

Supplemental non-cash transactions:
   Acquisition of Intellicom-Equity Consideration....................        $ 10,969           $   --
   Acquisition of Intellicom-Debt Consideration......................           3,000               --
   Acquisition of Intellicom-debt acquired...........................             600               --
   Notes receivable received in connection with disposal of
      telecommunications segment.....................................           4,500               --
   Shares of purchaser received in connection with disposal of
      telecommunications segment.....................................             498               --
   Common stock issued for the conversion of redeemable convertible
      preferred stock................................................          11,379               --
   Common stock issued for the conversion of subordinated notes......             402              210
   Convertible debt issued for acquisition of equipment leases.......              --            1,444
   Value assigned to common stock warrants issued upon the issuance
      of long-term debt..............................................           4,334               --
   Value assigned to common stock warrants issued upon the issuance
      of redeemable convertible preferred stock......................              --              435
   Equipment acquired by capital lease...............................           2,628               --
   Prepaid license fees paid with issuance of common stock...........           1,000               --
   Deferred compensation associated with the issuance of common
      stock options..................................................           2,327               --
   Preferred dividends paid with the issuance of additional
      redeemable convertible preferred stock.........................             221               --
   Preferred dividends paid with the issuance of common stock........              98               --

10.   Subsequent Events

On April 12, 1999, the Company issued 660,000 shares of common stock to an investor in exchange for $15.0 million in cash and a modification of the affiliate agreement between the Company and Teleponce Cable TV, a cable affiliate, that is controlled by the investor. Of the $15.0 million in gross proceeds, $300,000 had already been paid to the Company as of March 31, 1999 as a deposit.

On April 13, 1999, the Company held its annual stockholders' meeting. At this meeting, the following proposals, among others, were approved: (i) the number of common shares authorized was increased from 25,000,000 to 100,000,000; (ii) the Company's 1998 Stock Incentive Plan (the "1998 Plan") under which 3,350,668 shares of common stock were reserved for issuance; (iii) the sale of the Company's document management segment (see Note 2); and (iv) the Company's reincorporation in Delaware.

As a result of the adoption of the 1998 Plan, under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), the Company will recognize a non-cash compensatory charge over the next four years totaling approximately $79.0 million relating to the issuance of stock options contingent upon stockholder approval of the 1998 Plan. During the period from October 1998 to April 1999, the Company granted to certain employees, pending stockholder approval, an aggregate of 1,618,550 incentive and non-qualified common stock options under the 1998 Plan at a weighted average exercise price of $11.10 per share. As a result of the 1998 Plan adoption, although all of these options were granted at what was then the fair market value of the Company's common stock on the date of grant, the Company must recognize a non-cash compensation charge for the difference between the various grant prices and $59.875, the closing price of the Company's common stock on the date of stockholder approval of the plan. Accordingly, the Company will record a total charge of approximately $79.0 million, which will be amortized as a non-cash compensation expense over the four year vesting period of such stock options, including a catch-up adjustment for the vesting period from the date of grant to the date of approval of the plan. This non-cash compensation charge and the resulting amortization will be recognized initially in the quarter ending June 30, 1999.

On April 28, 1999, the Company issued 4,600,000 shares of its common stock at $33.00 per share in an underwritten secondary public offering resulting in net proceeds to the Company of approximately $142.0 million.

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

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and the related Notes thereto appearing in our annual report on Form 10-K/A for the year ended September 30, 1998, as filed with the Securities and Exchange Commission and our Consolidated Condensed Financial Statements and related Notes thereto appearing elsewhere in this quarterly report. Our fiscal year ends September 30 and the first quarter of the fiscal year ends December 31. "Fiscal 1999" refers to the twelve months ending September 30, 1999 with similar references to other twelve month periods ending September 30.

Overview

During fiscal 1998, we made a strategic decision to focus on becoming, through our wholly-owned subsidiary, ISP Channel, (which was formerly known as MediaCity World, Inc.), the dominant cable-based provider of high-speed Internet access, as well as of other digital communications services, to homes and businesses in the franchise areas of certain small- and medium-sized cable systems. As part of this new focus, on February 9, 1999 we completed the purchase of Intellicom, the former Xerox Skyway Network. We believe that integrating this new technology into our existing business plan will allow us to cost effectively provide our ISP Channel service to smaller systems in more remote areas as well as to certain other markets including apartment buildings, hotels, hospitals, and schools, thereby decreasing our cost basis and increasing our potential market size. Also in line with this strategy, we determined in 1998 to divest our two other businesses: MTC, a wholly-owned subsidiary offering document management solutions, and KCI, a wholly-owned subsidiary which sold and serviced telephone systems, third party computer hardware and application-oriented peripheral products. On February 12, 1999, we completed the divestiture of KCI. In addition, on November 5, 1998, we entered into a letter of intent for the sale of MTC, which we modified in March 1999. Since July 27, 1998, we have reclassified and reported KCI in discontinued operations. On April 13, 1999, we obtained stockholder approval to divest MTC and therefore are now treating MTC as a discontinued operation. We have accordingly restated the Consolidated Condensed Financial Statements appearing elsewhere in this quarterly report.

We began providing Internet services following our acquisition of ISP Channel in June 1996. While we seek to maintain and build the traditional dial-up Internet access business acquired at, and built up since that time, our primary objective is to become the dominant provider of high-speed Internet access via the existing cable television infrastructure to homes and businesses in the franchise areas of small- and medium-sized cable television systems. We seek to enter into exclusive multi-year agreements with cable affiliates that permit ISP Channel to provide high-speed Internet access and other services to homes and businesses served by these cable systems through cable modems and, in the future, through television set-top boxes.

On February 9, 1999, we completed the purchase of Intellicom. Through use of a proprietary satellite system that utilizes VSAT technology, Intellicom currently provides two-way Internet connectivity to local Internet service providers ("ISPs"), school systems and businesses, primarily located in remote and rural areas. Intellicom's VSAT network provides coverage and thus allows connectivity, throughout the 48 lower states as well as in southern Canada, southern Alaska, Puerto Rico, certain parts of Latin America and the Caribbean. Intellicom offers a wide range of Internet services based on its proprietary service called T1 Plus, that presently offers users up to 2 Mbps data transfer rates.

Additionally, while Intellicom will continue to market its services to its current market business, it is our intention that Intellicom will also provide ISP Channel with the in-house ability to bypass many of the high cost terrestrial telephone links that ISP Channel has historically used to connect the cable head-ends of its affiliated cable operators to its own network operations center. We believe that integrating this new technology into our existing business plan will allow us to cost effectively provide our ISP Channel service to smaller systems in more remote areas as well as to certain other markets including apartment buildings, hotels, hospitals, and schools, thereby decreasing our cost structure and increasing our potential market size.

ISP Channel Affiliates. As of May 3, 1999, ISP Channel had contracts for service with 38 cable operators representing 172 cable systems and approximately 1.74 million homes passed. A total of 28 of these systems, representing approximately 331,000 homes passed, have been equipped and have begun offering our services. As of May 3, 1999, the Company had over 2,800 residential and business subscribers on its ISP Channel service.

In order to expand our cable-based Internet subscriber base significantly, we expect to aggressively pursue affiliation agreements with other cable operators thereby providing us with the exclusive right to market cable-based Internet services to existing cable television subscribers in such cable operators' systems. We anticipate that this policy of rapid deployment will result in substantial capital expenditures, operating losses and negative cash flow in the near term. While we believe that we currently have sufficient cash and financing sources available to fund our operations through the year 2000, we cannot assure you, however, that we will be able to access additional capital to finance our strategy in the longer term or to implement our strategy or achieve positive cash flow or profitability in a timely fashion, or at all

ISP Channel Revenue Sources. In providing Internet services, we receive revenue from the provision of (i) cable modem-based Internet access services and (ii) traditional dial-up Internet access services. Currently, we or, in certain cases, our local cable affiliate, typically charge new cable modem-based Internet access subscribers a one-time connection fee of $99, which fee includes modem installation but excludes any required modification of the existing cable television connection which is usually performed by the local cable affiliate. Thereafter, each subscriber pays a monthly access fee, which is currently as low as $29.95 per month, and it is our expectation that such rates will decrease over time. We anticipate that for the foreseeable future we will purchase a majority of the cable modems used by subscribers, who will be charged a nominal lease or rental charge. We do not charge new dial-up subscribers a connection fee, but we do charge them a monthly access fee of approximately $20.

For our cable-based Internet services, we typically give 25% of monthly access revenues to cable affiliates for the first 200 subscribers in each system and 50% thereafter. For other services, such as Internet-based telephony, e-commerce and advertising, we expect to give between 25% and 50% of these revenues to the cable affiliates. We report these revenues net of the percentage we give to our cable affiliates. We expect to retain all revenue from cable modem lease and rental income. Depending on competitive market conditions, these pricing and revenue sharing parameters could change over time.

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

Intellicom Revenue Sources. Intellicom provides a comprehensive range of products and services, supported by a stable, low-cost VSAT system, based on two-way satellite technology, that are primarily intended to provide high-speed access to the Internet. Connectivity services are provided through a range of VSAT options for customers requiring broadband access to the Internet. These customers execute term service agreements and are typically charged a one-time installation fee of $3,000 per site. Intellicom then receives monthly recurring access fees typically ranging from $1,350 to $3,300 per month per site based on data transfer rates. These customers then provide dial-up connectivity to their end-user base using Intellicom as their primary gateway to the Internet and rely on Intellicom to connect, secure and maintain their network integrity. Unlike its competitors, Intellicom designs and out-source manufactures VSAT equipment specifically for its applications.

Intellicom also sells a variety of products and services, including the Edge Connector (TM) which is a turnkey Internet server with an integrated series of application software packages and CachePlus (TM), Intellicom's network caching solution. All of these products and services are integrated to provide customers with a total solution to their Internet application needs.

Finally, Intellicom also provides traditional data processing services to a number of large commercial users. This business is considered a legacy business and is anticipated to decline rapidly over the next year.

Cost of Services. Costs to us include installation costs, connectivity costs and in the case of cable modems that are sold or financed, the cost of such modems.

Installation costs vary by type of connectivity and type of customer. We charge new cable modem subscribers a one-time fee to defray the costs of installation, which includes labor and overhead. While currently the installation fee does not cover the entire cost incurred by us, we expect over time that installation costs will decline as cable modems become more standardized and as they become commercially available both through retail outlets and eventually as standard equipment bundled in new personal computers.

Connectivity costs include the cost of connection to the public switch telephone network. Such connections are required, among other reasons, to service our dial-up customers as well as to provide those cable modem customers located on a one-way cable system the return path, or upstream link, to our equipment located at the cable operator's head-end. Accordingly, we incur higher costs associated with providing our services through one-way cable systems. Consequently, the rate at which our cable affiliates upgrade their cable systems to two-way capability will have a direct impact on our profit margins.

In addition, we incur telecommunications costs associated with our Internet backbone connectivity as well as costs associated with leasing telecommunications capacity such as fiber where such capacity is used, among other things, to link our equipment at the cable system head-end back to our network operations center in Mountain View, California. We also incur expenses associated with satellite capacity required for Intellicom, which is leased from GE Americom and Satmex. We anticipate that the utilization of Intellicom's network as a substitute for third party terrestrial links will provide significant cost savings to us as it grows. There are two major cost benefits to us in using Intellicom's VSAT capacity to supplement or replace our current landline-based communications infrastructure. First, for downstream Internet traffic, it enables us to simultaneously broadcast data from one single source to our entire network of head-end-based receivers which, in conjunction with other factors including "caching" produces significant efficiency improvement over comparable landline systems. Second, for upstream traffic, it permits us to allocate the necessary capacity required by each head-end in smaller increments (and consequently lower cost) than would be available using terrestrial links, such as T1 lines.

Operating Expenses. Operating expenses include (i) sales and marketing expense, which consists primarily of salaries, commission, and promotional expenses associated with the direct marketing and sales effort, as well as the expenses associated with telemarketing, customer care and new business development; (ii) engineering expense, which consists primarily of salaries and related costs associated with our network operations center, field engineering and research staff; and (iii) general and administrative expense, which consists primarily of salaries and associated professional costs related to our executive, finance, legal, human resources and other administrative functions. We expect operating expenses to increase significantly as we ramp-up our efforts associated with increasing cable modem customer penetration in our existing markets, and as we grow our business by introducing our services in new markets.

Also included in operating expenses is depreciation and amortization. Amortization expense includes the capitalized costs associated with our cable affiliate incentive program, as well as the costs associated with goodwill and other intangible assets. As a result of the Intellicom acquisition, we recorded a significant amount of intangible assets, classified as acquired technology, which will adversely affect our earnings and profitability for the foreseeable future. If the amount of such recorded acquired technology is increased or we have future losses and are unable to demonstrate our ability to recover the amount of acquired technology recorded during such time periods, the period of amortization could be shortened, which may further increase amortization charges.

Compensation Expense Related to Stock Options and Warrants. We record non-cash compensation expense related to the value attributed to common stock options granted to non-employees. The non-vested portions of these option grants are revalued on a quarterly basis with respect to the then current fair market value of our common stock using the Black-Scholes method. These non-cash compensation expenses are then amortized over their respective vesting periods, which is typically three years.

In addition to the above, we granted to certain employees, pending stockholder approval, an aggregate of 1,618,550 incentive and non-qualified common stock options under our 1998 Stock Incentive Plan at a weighted average exercise price of $11.10 per option. This plan received stockholder approval on April 13, 1999. As a result, although all of these options were granted over a period from October 1998 to April 1999 at what was then the fair market value of our common stock on the date of grant, we must recognize a non-cash compensation charge for the difference between the various grant prices and $59.875, the closing price of our common stock on the date of stockholder approval of the plan.
Accordingly, we will record a total non-cash compensation charge of approximately $79.0 million, which will be amortized over the four year vesting period of such stock options, including a catch-up adjustment for the vesting period from the date of grant to the date of approval of the plan. This non-cash compensation charge and the resulting amortization will be recognized initially in the quarter ending June 30, 1999.

Capital Expenditures. In order to pursue our business plan, we expect to incur significant capital expenditures to provide our turnkey solution for cable operators, principally relating to the installation of head-end equipment and the purchase of customer premise equipment such as cable modems and satellite service related equipment. The cost of cable modems is expected to decline over time as economies of scale in production and the advent of new market entrants in manufacturing cable modems push down prices. However, we recognize that, in line with experience in other subscription service industries, we may need to subsidize both the cost of installation and the cable modem equipment for the customer. Such expenditures, however, are expected to be offset in part by the savings resulting from decreased costs of installation and prices for such equipment as equipment is standardized and production volumes increase, respectively.

Results of operations for the Three Months Ended March 31, 1999 compared to the Three Months Ended March 31, 1998

Net Sales. Consolidated net sales increased $776,000, or 309%, to $1.0 million for the three months ended March 31, 1999, as compared to $251,000 for the same period in 1998. Net sales for ISP Channel increased $298,000, or 119%, to $549,000 for the three months ended March 31, 1999, as compared to $251,000 for the same period in 1998, as a result of signing up new cable affiliates and obtaining new cable modem customers. Net sales associated with ISP Channel's subscriber fees increased $138,000, or 212%, to $203,000 for the three months ended March 31, 1999, as compared to $65,000 for the same period in 1998. Net sales associated with the installation of cable modems to ISP Channel subscribers increased $164,000 to $172,000 for the three months ended March 31, 1999, as compared to $8,000 for the same period in 1998. We believe that subscriber fee and cable modem installation revenues will continue to increase as ISP Channel continues to rollout its business plan. Net sales associated with the segment's non-cable based dial-up and business-to-business Internet access offerings decreased $4,000, or 2%, to $174,000 as compared to $178,000 for the same period in 1998.

In addition to the net sales of ISP Channel, our consolidated net sales for the quarter ended March 31, 1999 now include the results of Intellicom, which we acquired in February 1999. Net sales for Intellicom from the date of acquisition through March 31, 1999, were $478,000. Of this total, $213,000 represents net sales from Intellicom's core business of satellite-based Internet services. The remaining $265,000 represents other sources of revenue, of which the biggest component was $128,000 from non-satellite-based data processing, a legacy business for Intellicom. We believe that satellite-based revenues will grow in the future while data processing revenues will decline as this component of Intellicom's business is phased out.

Cost of Sales. Consolidated cost of sales increased $757,000, or 565%, to $891,000 for the three months ended March 31, 1999, as compared to $134,000 for the same period in 1998. Cost of sales for ISP Channel increased $436,000, or 325%, to $570,000 for the three months ended March 31, 1999, as compared to $134,000 for the same period in 1998, as a result of the corresponding growth in net sales. The single largest component of ISP Channel's cost of sales are telephony costs, which amounted to $444,000 for the quarter ended March 31, 1999 as compared to $126,000 for the same period in 1998. We believe that these costs will remain the same or decrease as a percentage of total net sales as ISP Channel expects to realize some degree of cost savings in its telephony charges due to the replacement of high cost terrestrial telephone links in certain areas with Intellicom's satellite-based technology, which has a lower cost basis in most cases.

In addition to the cost of sales of ISP Channel, our consolidated cost of sales for the quarter ended March 31, 1999 now include the results of Intellicom, which we acquired in February 1999. Cost of sales for Intellicom from the date of acquisition through March 31, 1999 were $321,000. The single largest component of Intellicom's cost of sales are the transponder fees that it pays for leased satellite capacity, which amounted to $128,000 for the quarter ended March 31, 1999. We believe that these costs will increase as Intellicom has plans to lease segment space on two additional satellites during the third and fourth quarter of 1999 in anticipation a more aggressive roll-out of Intellicom's business plan.

Selling and Marketing. Consolidated selling and marketing expenses increased $2.1 million, or 983%, to $2.4 million for the three months ended March 31, 1999, as compared to $218,000 for the same period in 1998. Selling and marketing expenses for ISP Channel increased $2.1 million, or 963%, to $2.3 million for the three months ended March 31, 1999, as compared to $218,000 for the same period in 1998. The significant growth in ISP Channel's selling and marketing expense is a result of the significant hiring that we have done to properly staff these departments as ISP Channel launches its first-ever nationwide marketing campaign, "Run with the Fast Crowd" in an effort to add subscribers, as well as to attract new cable affiliates. We believe that these costs will continue to increase as ISP Channel continues to develop its business.

In addition to the selling and marketing expenses of ISP Channel, our consolidated selling and marketing expenses now include the results of Intellicom, which we acquired in February 1999. Selling and marketing expenses for Intellicom from the date of acquisition through March 31, 1999 were $45,000. We believe that these costs will increase as Intellicom begins to staff these functions in anticipation of rolling out its business plan to generate new customers.

Engineering. Consolidated engineering expenses increased $615,000, or 535%, to $730,000 for the three months ended March 31, 1999, as compared to $115,000 for the same period in 1998. Engineering expenses for ISP Channel increased $612,000, or 532%, to $727,000 for the three months ended March 31, 1999, as compared to $115,000 for the same period in 1998. The growth in ISP Channel's engineering expense is a result of the hiring that we have done to properly staff this department as ISP Channel continues to grow. We believes that these costs will continue to increase as ISP Channel continues to develop its business.

In addition to the engineering expenses of ISP Channel, our consolidated engineering expenses now include the results of Intellicom, which we acquired in February 1999. Engineering expenses for Intellicom from the date of acquisition through March 31, 1999 were $3,000. We believe that these costs will increase as Intellicom begins to staff these functions in anticipation of rolling out its business plan to generate new customers.

General and administrative. Consolidated general and administrative expenses increased $1.7 million, or 250%, to $2.3 million for the three months ended March 31, 1999, as compared to $661,000 for the same period in 1998. Our general and administrative expenses increased $1.4 million, or 205%, to $2.0 million for the three months ended March 31, 1999, as compared to $661,000 for the same period in 1998. The growth in our general and administrative expense is a result of the hiring that we have done to properly staff our administrative, executive and finance departments as we continue to grow. We believe that these costs will continue to increase as a result of the continued expansion of our administrative staff and facilities to support growing operations.

In addition to the general and administrative expenses of ISP Channel and our corporate operations, our consolidated general and administrative expenses now include the results of Intellicom, which we acquired in February 1999. General and administrative expenses for Intellicom from the date of acquisition through March 31, 1999 were $296,000. We believe that these costs will increase as Intellicom begins to staff these functions to support growing operations.

Depreciation and Amortization. Consolidated depreciation and amortization expenses increased $641,000, or 364%, to $817,000 for the three months ended March 31, 1999, as compared to $176,000 for the same period in 1998.
Depreciation and amortization for ISP Channel and our corporate operations increased $223,000, or 127%, to $399,000 for the three months ended March 31, 1999, as compared to $176,000 for the same period in 1998 as a result of increased depreciation on expanded property, plant and equipment as well as amortization of costs associated with ISP Channel's Cable Affiliates Incentive Program. We believe that these expenses will increase as we continue to expand our facilities and continues to offer additional incentives to acquire new cable affiliates.

In addition to the depreciation and amortization expenses of ISP Channel and our corporate operations, our consolidated depreciation and amortization expenses now include the results of Intellicom, which we acquired in February 1999. Depreciation and amortization expenses for Intellicom from the date of acquisition through March 31, 1999 were $418,000, of which $383,000 represents amortization of acquired technology, the intangible asset created by the acquisition of Intellicom. We believe that these expenses will increase as Intellicom continues to expand its facilities and amortize the remaining acquired technology.

Compensation Expense Related to Stock Options and Warrants. For the three months ended March 31, 1999, we recognized a non-cash compensation expense related to stock options issued to non-employees of $1.0 million. Generally accepted accounting principles require that options issued to non-employees be "marked-to-market" until such time as the options have been earned. Therefore, we expect this amount to either increase or decrease based on the fluctuations in the trading price of our common stock. In addition, we expect this non-cash expense to increase as we incurred an approximate $79.0 million charge related to stock options issued to employees under our 1998 Stock Incentive Plan prior to stockholder approval of the plan. This approximate $79.0 million non-cash charge will be recognized into expense over the four-year vesting period of such stock options.

Interest Expense. Consolidated interest expense increased $422,000, or 227%, to $608,000 for the three months ended March 31, 1999, as compared to $186,000 for the same period in 1998. This was a result of increased lease financing associated with the capital expansion needs of ISP Channel as well as increased debt at the corporate level, including the $12.0 million of convertible subordinated loan notes issued in January 1999, amortization of deferred debt issuance costs and the promissory notes issued in connection with the acquisition of Intellicom in February 1999.

In addition to the interest expense of ISP Channel and our corporate operations, our consolidated interest expense now includes the results of Intellicom, which we acquired in February 1999. Interest expense for Intellicom from the date of acquisition through March 31, 1999 was $31,000 due to Intellicom's prior credit facilities, which have since been paid off in full.

Other Income. Other income is primarily comprised of interest income earned on our cash and cash equivalents and reflects earnings on increased cash and cash equivalent balances.

Income Taxes. We made no provision for income taxes for the three months ended March 31, 1999, as a result of our net operating loss carry-forward.

Income (Loss) from Discontinued Operations. We recognized a net loss of $246,000 from operations of our discontinued telecommunications and document management segments for the three months ended March 31, 1999 as compared to net income of $19,000 for the same period in 1998. This consisted of a net loss in our document management segment of $251,000 for the three months ended March 31, 1999, as compared to $204,000 for the same period in 1998 and net income in our telecommunications segment of $5,000 for the three months ended March 31, 1999, as compared to $223,000 for the same period in 1998. Our telecommunications segment, KCI, sold substantially all of its assets in February 1999. Net income from this discontinued operation is only through the date of disposition.

Net Loss. For the three months ended March 31, 1999, we had a net loss applicable to common shares of $8.1 million, or a loss per share of $0.87, compared to a net loss of $1.3 million for the same period in 1998, or a loss per share of $0.18.

Results of operations for the Six Months Ended March 31, 1999 compared to the Six Months Ended March 31, 1998

Net Sales. Consolidated net sales increased $1.0 million, or 216%, to $1.5 million for the six months ended March 31, 1999, as compared to $466,000 for the same period in 1998. Net sales for ISP Channel increased $527,000, or 113%, to $993,000 for the six months ended March 31, 1999, as compared to $466,000 for the same period in 1998, as a result of signing up new cable affiliates and obtaining new subscribers. Net sales associated with ISP Channel's subscriber fees increased $277,000, or 264%, to $382,000 for the six months ended March 31, 1999, as compared to $105,000 for the same period in 1998. Net sales associated with the installation of cable modems to ISP Channel subscribers increased $249,000 to $264,000 for the six months ended March 31, 1999, as compared to $15,000 for the same period in 1998. We believe that subscriber fee and cable modem installation revenues will continue to increase as ISP Channel continues to rollout its business plan. Net sales associated with the segment's non-cable based dial-up and business-to-business Internet access offerings increased $1,000 to $347,000 as compared to $346,000 for the same period in 1998.

In addition to the net sales of ISP Channel, our consolidated net sales for the quarter ended March 31, 1999 now include the results of Intellicom, which we acquired in February 1999. Net sales for Intellicom from the date of acquisition through March 31, 1999, were $478,000. Of this total, $213,000 represents net sales from Intellicom's core business of satellite-based Internet services. The remaining $265,000 represents other sources of revenue, of which the biggest component was $128,000 from non-satellite-based data processing, a legacy business for Intellicom. We believe that satellite-based revenues will grow in the future while data processing revenues will decline as this component of Intellicom's business is phased out.

Cost of Sales. Consolidated cost of sales increased $1.0 million, or 419%, to $1.3 million for the six months ended March 31, 1999, as compared to $250,000 for the same period in 1998. Cost of sales for ISP Channel increased $727,000, or 291%, to $977,000 for the six months ended March 31, 1999, as compared to $250,000 for the same period in 1998, as a result of the corresponding growth in net sales. The single largest component of ISP Channel's cost of sales are telephony costs, which amounted to $773,000 for the quarter ended March 31, 1999 as compared to $232,000 for the same period in 1998. We believe that these costs will remain the same or decrease as a percentage of total net sales as ISP Channel expects to realize some degree of cost savings in its telephony charges due to the replacement of expensive T1 lines in certain areas with Intellicom's satellite-based technology, which has a lower cost basis in most cases.

In addition to the cost of sales of ISP Channel, our consolidated cost of sales for the quarter ended March 31, 1999 now include the results of Intellicom, which we acquired in February 1999. Cost of sales for Intellicom from the date of acquisition through March 31, 1999 were $321,000. The single largest component of Intellicom's cost of sales are the transponder fees that it pays for leased satellite capacity, which amounted to $128,000 for the quarter ended March 31, 1999. We believe that these costs will increase as Intellicom has plans to lease segment space on two additional satellites during the third and fourth quarter of 1999 in anticipation of a more aggressive roll-out of Intellicom's business plan.

Selling and Marketing.  Consolidated  selling and marketing  expenses  increased
$4.0 million to $4.4 million for the six months ended March 31, 1999, as compared to $387,000 for the same period in 1998. Selling and marketing expenses for ISP Channel increased $3.9 million to $4.3 million for the six months ended March 31, 1999, as compared to $387,000 for the same period in 1998. The significant growth in ISP Channel's selling and marketing expense is a result of the significant hiring that we have done to properly staff these departments as ISP Channel launches its first-ever nationwide marketing campaign, "Run with the Fast Crowd" in an effort to add subscribers, as well as to attract new cable affiliates. We believe that these costs will continue to increase as ISP Channel continues to develop its business.

In addition to the selling and marketing expenses of ISP Channel, our consolidated selling and marketing expenses now include the results of Intellicom, which we acquired in February 1999. Selling and marketing expenses for Intellicom from the date of acquisition through March 31, 1999 were $45,000. We believe that these costs will increase as Intellicom begins to staff these functions in anticipation of rolling out its business plan to generate new customers.

Engineering. Consolidated engineering expenses increased $1.3 million, or 583%, to $1.5 million for the six months ended March 31, 1999, as compared to $215,000 for the same period in 1998. Engineering expenses for ISP Channel increased $1.3 million, or 582%, to $1.5 million for the six months ended March 31, 1999, as compared to $215,000 for the same period in 1998. The growth in ISP Channel's engineering expense is a result of the hiring that we have done to properly staff this department as we continue to grow. We believe that these costs will continue to increase as ISP Channel continues to develop its business.

In addition to the engineering expenses of ISP Channel, our consolidated engineering expenses now include the results of Intellicom, which we acquired in February 1999. Engineering expenses for Intellicom from the date of acquisition through March 31, 1999 were $3,000. We believe that these costs will increase as Intellicom begins to staff these functions in anticipation of rolling out its business plan to generate new customers.

General and administrative. Consolidated general and administrative expenses increased $2.9 million, or 215%, to $4.2 million for the six months ended March 31, 1999, as compared to $1.3 million for the same period in 1998. Our general and administrative expenses increased $2.6 million, or 193%, to $3.9 million for the six months ended March 31, 1999, as compared to $1.3 million for the same period in 1998. The growth in our general and administrative expenses are a result of the hiring that the we have done to properly staff our administrative, executive and finance departments as we continue to grow. We believe that these costs will continue to increase as a result of the continued expansion of our administrative staff and facilities to support growing operations.

In addition to the general and administrative expenses of ISP Channel and our corporate operations, our consolidated general and administrative expenses now include the results of Intellicom, which we acquired in February 1999. General and administrative expenses for Intellicom from the date of acquisition through March 31, 1999 were $296,000. We believe that these costs will increase as Intellicom begins to staff these functions to support growing operations.

Depreciation and Amortization. Consolidated depreciation and amortization expenses increased $1.6 million, or 457%, to $1.9 million for the six months ended March 31, 1999, as compared to $346,000 for the same period in 1998. Depreciation and amortization for ISP Channel and corporate overhead increased $1.2 million, or 336%, to $1.5 million for the six months ended March 31, 1999, as compared to $346,000 for the same period in 1998 as a result of increased depreciation on expanded property, plant and equipment as well as amortization of costs associated with ISP Channel's Cable Affiliates Incentive Program. We believe that these expenses will increase as we continue to expand our facilities and continues to offer additional incentives to acquire new cable affiliates.

In addition to the depreciation and amortization expenses of ISP Channel and our corporate operations, our consolidated depreciation and amortization expenses now include the results of Intellicom, which we acquired in February 1999. Depreciation and amortization expenses for Intellicom from the date of acquisition through March 31, 1999 were $418,000, of which $383,000 represents amortization of acquired technology, the intangible asset created by the acquisition of Intellicom. We believe that these expenses will increase as Intellicom continues to expand its facilities and amortize the remaining acquired technology.

Compensation Expense Related to Stock Options and Warrants. For the six months ended March 31, 1999, we recognized a non-cash compensation expense related to stock options issued to non-employees of $1.0 million. Generally accepted accounting principles require that stock options issued to non-employees be "marked-to-market" until such time as the options have been earned. Therefore, we expect this amount to either increase or decrease based on the fluctuations in the trading price of our common stock. In addition, we expect this non-cash expense to increase as we incurred an approximate $79.0 million charge related to stock options issued to employees under our 1998 Stock Incentive Plan prior to stockholder approval of the plan. This approximate $79.0 million non-cash charge will be recognized into expense over the four-year vesting period of such stock options.

Interest Expense. Consolidated interest expense increased $695,000, or 161%, to $1.1 million for the six months ended March 31, 1999, as compared to $432,000 for the same period in 1998. This was a result of increased lease financing associated with the capital expansion needs of ISP Channel as well as increased debt at the corporate level, including the $12.0 million of convertible subordinated loan notes issued in January 1999, amortization of deferred debt issuance costs and the promissory notes issued in connection with the acquisition of Intellicom in February 1999.

In addition to the interest expense of ISP Channel and our corporate operations, our consolidated interest expense now includes the results of Intellicom, which we acquired in February 1999. Interest expense for Intellicom from the date of acquisition through March 31, 1999 was $31,000 due to Intellicom's prior credit facilities, which have since been paid off in full.

Other Income. Other income is primarily comprised of interest income earned on our cash and cash equivalents and reflects earnings on increased cash and cash equivalent balances.

Income Taxes. We made no provision for income taxes for the six months ended March 31, 1999, as a result of our net operating loss carry-forward.

Income (Loss) from Discontinued Operations. We recognized a net loss of $384,000 from operations of our discontinued telecommunications and document management segments for the six months ended March 31, 1999 as compared to a net loss of $1.1 million for the same period in 1998. This consisted of a net loss in our document management segment of $527,000 for the six months ended March 31, 1999, as compared to $1.2 million for the same period in 1998 and net income in our telecommunications segment of $143,000 for the six months ended March 31, 1999, as compared to $115,000 for the same period in 1998. Our telecommunications segment, KCI, sold substantially all of its assets in February 1999. Net income from this discontinued operation is only through the date of disposition.

Net Loss. For the six months ended March 31, 1999, we had a net loss applicable to common shares of $14.5 million, or a loss per share of $1.64, compared to a net loss of $3.7 million for the same period in 1998, or a loss per share of $0.52.

Liquidity and Capital Resources

Over the past year, our growth has been funded through a combination of private equity, bank debt and lease financings. As of March 31, 1999, the Company had approximately $6.6 million of unrestricted cash. However, in April 1999, we successfully completed both a $15.0 million equity placement with one of our cable affiliates and a follow-on public offering which contributed an additional $142.0 million in net proceeds. We believe, as a result of this, that we currently have sufficient cash and financing commitments to meet our funding requirements for our current business plan over the next two years. However, we have experienced and continue to experience negative operating margins and negative cash flow from operations, as well as an ongoing requirement for substantial additional capital investment. We expect that we will need to raise additional capital to accomplish our business plan beyond the next two years. Our future cash requirements for our business plan expansion will depend on a number of factors including (i) the cost of attracting and signing up new cable affiliates, (ii) cable modem and associated costs of equipment, (iii) the rate at which subscribers purchase our Internet service offering and the pricing of these services, (iv) the level of marketing required to acquire and retain subscribers and to attain a competitive position in the marketplace, (v) the rate at which we enter new markets and introduce new services and (vi) the rate at which we invest in the upgrade of our network. In addition, we may in the future wish to selectively pursue possible acquisitions of businesses, technologies, content or products that complement our own in order to expand and improve our Internet presence and achieve operating efficiencies.

We recognize that the cable and Internet segments in which we operate are rapidly evolving and converging, as evidenced by the high degree of recent consolidation within the cable industry and the many acquisitions and strategic alliances within both the cable and Internet sectors. We believe that we can become a significant player in this process and that we have unique and attractive attributes that differentiate us from other companies. However, to fully exploit future opportunities, we also recognize that our present financial position, though sufficient for our current business plan, may be insufficient to avail ourselves of these opportunities.

For the six months ended March 31, 1999, cash flows used in operating activities of continuing operations were $10.2 million, as compared to $2.4 million for the same period in 1998. Cash flows used in investing activities of continuing operations were $6.6 million for the six months ended March 31, 1999, as compared to $232,000 for the same period in 1998. Cash flows provided by financing activities of continuing operations were $11.0 million for the six months ended March 31, 1999, as compared to cash flows provided by financing activities of continuing operations of $4.1 million for the same period in 1998.

During February 1999, a single holder of our 9% Convertible Subordinated Debentures due September 2000 converted a debenture in the face amount of $401,516 into 59,483 shares of our common stock. These 9% debentures have a conversion price of $6.75 per share. In addition, during February 1999, the Company issued an aggregate of 782,352 shares of common stock pursuant to the conversion of the remaining 10,251.56 shares of the Company's outstanding Series B redeemable convertible preferred stock. The Series B redeemable convertible preferred stock, including accrued dividends, was converted into common shares at the conversion price of $13.20 per share. As of March 31, 1999, there was no Series B redeemable convertible preferred stock outstanding.

On March 26, 1999, we agreed to issue 660,000 shares of our common stock to an investor for $15.0 million and a modification of the affiliate agreement between us and a cable affiliate controlled by that investor. This transaction was completed on April 12, 1999.

On April 28, 1999, we received $142.0 million in net proceeds from the underwritten public sale of 4,600,000 shares of our common stock. This transaction was lead managed by BT Alex. Brown and co-managed by BancBoston Robertson Stephens and CIBC World Markets. Wit Capital Corporation served as e-manager on this transaction.

Acquisition of Intellicom. On February 9, 1999, we completed the purchase of Intellicom. The purchase price was comprised of: (i) a cash component of $500,000, less payment of certain expenses, paid at closing; (ii) a promissory note in the amount of $1.0 million due one year after closing; (iii) a promissory note in the amount of $2.0 million due two years after closing; (iv) the issuance of 500,000 shares of our common stock (adjustable upwards after one year in certain circumstances); and (v) a demonstration bonus of $1.0 million payable in cash or shares of our common stock at our option within one year after closing if certain conditions are met. Approximately $300,000 of the $1.0 million note is payable in cash or in our common stock at our option, while the balance of this note is payable in cash or in our common stock at the option of the holders. The entire amount of the $2.0 million note is payable in cash or in our common stock at our option.

Sale of KCI. On February 12, 1999, substantially all of the assets of KCI were sold to Convergent Communications for an aggregate purchase price of approximately $6.3 million subject to adjustment in certain events. Convergent Communications paid $100,000 in cash in November 1998 upon execution of the letter of intent to purchase and paid the remainder of the purchase price on the closing date as follows: (i) $1.4 million in cash; (ii) approximately 30,000 shares of Convergent Communications' parent company common stock with an agreed value of approximately $300,000 (the "Convergent Shares"); (iii) a promissory note in the amount of $2.0 million which is payable on July 1, 1999 and bears simple interest at the rate of eleven percent per annum; (iv) a promissory note in the amount of $1.0 million which is payable on the date that is 12 months following the closing date and bears simple interest at the rate of eight percent per annum; and (v) a promissory note in an amount of $1.5 million which is payable on the date which is 12 months following the closing date, bears simple interest at the rate of eight percent per annum and is subject to mandatory prepayment in certain events. Furthermore, a purchase price adjustment subsequent to closing provided the Company with additional Convergent Shares with an agreed value of $198,000. The cash proceeds received from the sale of KCI were used to pay down our revolving credit facility with West Suburban Bank.

Sale of MTC. On November 5, 1998, we agreed to sell our document management business, MTC to Global Information Distribution GmbH ("GID") for an aggregate purchase price of approximately $5.1 million. GID paid $100,000 as a non-refundable deposit upon acceptance of the GID term sheet. GID will pay us the remaining $5.0 million at the closing. The cash proceeds from the sale of MTC will be used in part to repay our revolving credit facility with West Suburban Bank. As of March 31, 1999 there was approximately $2.2 million outstanding under this facility. The balance of the proceeds will be used to pay for transaction costs associated with the sale of MTC and to increase our cash position. We cannot assure, however, that the sale of MTC will close on the terms described or at all.

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

Our Y2K Plan will apply to two areas:

o     internal business systems
o     compliance by external customers and providers

Internal Business Systems. Our internal business systems and workstation business applications will be a primary area of focus. We are in the unique position of completing the implementation of new enterprise-wide business solutions to replace existing manual processes and/or "home grown" applications during 1999. These solutions are represented by their vendors as being fully Y2K compliant. We have few, if any, "legacy" applications that will need to be evaluated for Y2K compliance.

We have completed the Inventory, Assessment and Planning Phases of substantially all critical internal business systems. The Execution and Validation Phases will be completed by August 31, 1999. We expect to be Y2K compliant on all critical systems, which rely on the calendar year before December 31, 1999.

Some non-critical systems may not be addressed until after January 2000. However, we believe such systems will not cause significant disruptions in our operations.

Compliance by External Customers and Providers. We are in the process of the inventory and assessment phases of our critical suppliers, service providers and contractors to determine the extent to which our interface systems are susceptible to those third parties' failure to remedy their own Y2K issues. We expect that assessment will be complete by May 1999. To the extent that responses to Y2K readiness are unsatisfactory, we intend to change suppliers, service providers or contractors to those that have demonstrated Y2K readiness; but can not be assured that we will be successful in finding such alternative suppliers, service providers and contractors. We do not currently have any formal information concerning the status of our customers but have received indications that most of our customers are working on Y2K compliance.

Risks Associated with Y2K. We believe the major risk associated with the Y2K Issue is the ability of our key business partners and vendors to resolve their own Y2K Issues. We will spend a great deal of time over the next several months, working closely with suppliers and vendors, to assure their compliance.

Should a situation occur where a key partner or vendor is unable to resolve their Y2K issue, we will be in a position to change to Y2K compliant partners and vendors.

Cost to Address Y2K Issues. Since we are in the unique position implementing new enterprise wide business solutions to replace existing manual processes and/or "home grown" applications., there will be little, if any, Y2K changes required to existing business applications. All of the new business applications implemented (or in the process of being implemented in 1999) are represented as being Y2K compliant.

We currently believe that implementing our Y2K Plan will not have a material effect on our financial position.

Contingency Plan. We have not formulated a contingency plan at this time but expect to have specific contingency plans in place prior to September 30, 1999.

Summary. We anticipate that the Y2K Issue will not have a material adverse effect on our financial position or results of operations. There can be no assurance, however, that the systems of other companies or government entities, on which we rely for supplies, cash payments, and future business, will be timely converted, or that a failure to convert by another company or government entities, would not have a material adverse effect on our financial position or results of operations. If third party service providers and vendors, due to Y2K Issues, fail to provide us with components, materials, or services which are necessary to deliver our services and product offerings, with sufficient electrical power and transportation infrastructure to deliver our services and product offerings, then any such failure could have a material adverse effect on our ability to conduct business, as well as our financial position and results of operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities.

On April 13, 1999, our stockholders approved our reincorporation from New York to Delaware and increased our authorized number of shares of common stock to 100,000,000 from 25,000,000. On April 14, 1999, we effectuated the reincorporation by completing the merger of SoftNet Systems, Inc., a New York corporation, into its wholly-owned subsidiary, SoftNet Systems, Inc., a Delaware corporation. A discussion of the differences of the rights of stockholders under Delaware and New York law and the effect of the increase in our authorized shares of common stock is contained in proposals two and six of our Definitive Proxy Statement on Form 14A for our 1999 annual meeting of stockholders, which are hereby incorporated by reference herein.

On January 12, 1999, we issued $12,000,000 principal amount of our 9% senior subordinated convertible notes due 2001 and warrants to purchase 300,000 shares of common stock to two investors for aggregate proceeds of $12,000,000. Prior to July 1, 1999, the conversion price of the 9% senior subordinated convertible notes due 2001 is equal to $17.00 per share. Thereafter, the conversion price of the 9% senior subordinated convertible notes due 2001 is equal to the lower of $17.00 and the average of any five closing bid prices in the 30 trading days prior to conversion. The warrants have an exercise price of $17.00 and expire on January 1, 2003. These securities were issued in a nonpublic offering pursuant to Regulation D under the Securities Act.

On February 5, 1999, we issued 59,483 shares of common stock to one investor upon the conversion of $401,516 principal amount of our 9% convertible debentures due 2000. These debentures have a conversion price of $6.75 per share. These securities were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

On February 9, 1999, we issued an aggregate 500,000 shares of common stock to the former shareholders of Intelligent Communications in connection with our acquisition of Intelligent Communications as part of the purchase consideration. The shares were valued at $14.9375 per share, which was the closing price of the common stock on February 9, 1999. These securities were issued in a nonpublic offering pursuant to Section 4(2) of the Securities Act.

On March 1, 1999, we issued 65,843 shares of common stock to Inktomi Corporation in connection with purchasing a license from Inktomi to certain technology. The shares were valued at $1,000,000. These securities were issued in a nonpublic offering pursuant to Section 4(2) of the Securities Act.

On March 22, 1999, we issued warrants to purchase 3,013 shares of common stock to an institutional lender in connection with a loan facility. The warrants have an exercise price of $29.875 and expire on March 22, 2003. These securities were issued in a nonpublic offering pursuant to Section 4(2) of the Securities Act.

On March 26, 1999, we agreed to issue 660,000 shares of our common stock to an investor for $15,000,000 and a modification of the affiliate agreement between us and a cable affiliate that the investor controls. We issued these shares on April 12, 1999. These securities were issued in a nonpublic offering pursuant to Regulation D under the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholder's on April 13, 1999. At such meeting the following actions were voted upon:

                                  Affirmative Votes    Negative Votes    Votes Withheld     Broker's Non-Votes

(1) Election of Directors:
    Ronald I. Simon.............       8,221,939             ---              314,285                ---

    Dr. Lawrence B. Brilliant...       8,227,339             ---              308,885                ---

    Ian B. Aaron................       8,226,639             ---              309,585                ---

    Edward A. Bennett...........       8,227,439             ---              308,785                ---

    Sean P. Doherty.............       8,227,139             ---              309,085                ---

    Robert C. Harris, Jr........       8,222,664             ---              313,560                ---

(2) Increase Authorized Shares..
                                       8,156,021           339,491             40,712                ---

(3) Approve 1998 Stock
    Incentive Plan..............       5,960,199           386,356             41,619             2,148,050

(4) Approve Issuance of Common
    Stock Underlying Preferred
    Stock.......................
                                       6,131,311            69,897            186,966             2,148,050

(5) Approve the Sale of
    Non-Internet Related
    Subsidiary..................       6,295,550            56,252             36,372             2,148,050

(6) Approve Reincorporation in
    Delaware....................       6,335,212            13,983             38,979             2,148,050

(7) Appoint
    PricewaterhouseCoopers,
    Independent Auditors........       8,474,297            19,030             42,897                ---

Item 5. Other Information

FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

We cannot assure you that we will be profitable because we have operated our Internet services business only for a short period of time

We are in the process of selling our non-Internet related subsidiaries to focus on substantial expansion of our Internet subsidiary, ISP Channel, Inc. We cannot assure you that our ability to develop or maintain strategies and business operations for the ISP Channel services will achieve positive cash flow and profitability. We acquired ISP Channel, Inc. in June 1996. As such, we have very limited operating history and experience in the Internet services business. The successful expansion of the ISP Channel services will require strategies and business operations that differ from those we have historically employed. To be successful, we must develop and market products and services that are widely accepted by consumers and businesses at prices that provide cash flow sufficient to meet our debt service, capital expenditures and working capital requirements.

Our business may fail if the industry as a whole fails or our products and services do not gain commercial acceptance

It has become feasible to offer Internet services over existing cable lines and equipment on a broad scale only recently. There is no proven commercial acceptance of cable-based Internet services and none of the companies offering such services are currently profitable. It is currently very difficult to predict whether providing cable-modem Internet services will become a viable industry.

The success of the ISP Channel service will depend upon the willingness of new and existing cable subscribers to pay the monthly fees and installation costs associated with the service and to purchase or lease the equipment necessary to access the Internet. Accordingly, we cannot predict whether our pricing model will prove to be viable, whether demand for our services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. If we do not achieve or sustain such pricing levels or if our services do not achieve or sustain broad market acceptance, then our business, financial condition, and prospects will be materially adversely affected.

Our continued negative cash flow and net losses may depress stock prices

Our continued negative cash flow and net losses may result in depressed market prices for our common stock. We cannot assure you that we will ever achieve favorable operating results or profitability. We have sustained substantial losses over the last five fiscal years. For the fiscal year ended September 30, 1998, we had a net loss of $17.3 million and for the six months ended March 31, 1999, we had a net loss of $14.5 million. As of March 31, 1999, we had an accumulated shareholders' deficit of approximately $10.9 million. We expect to incur substantial additional losses and experience substantial negative cash flows as we expand the ISP Channel service.
The costs of expansion will include expenses incurred in connection with:

      o     inducing  cable  affiliates  to  enter  into  exclusive   multi-year
            contracts with us;

      o installing the equipment necessary to enable our cable affiliates to offer our services;

      o     research and development of new product and service offerings;

      o the continued development of our direct and indirect selling and marketing efforts; and

      o possible charges related to acquisitions, divestitures, business alliances or changing technologies, including the acquisition of Intelligent Communications, Inc.

If we do not achieve cash flows sufficient to support our operations, we may be unable to implement our business plan

The development of our business will require substantial capital infusions as a result of:

      o our need to enhance and expand product and service offerings to maintain our competitive position and increase market share; and

      o the substantial investment in equipment and corporate resources required by the continued national launching of the ISP Channel service.

In addition, we anticipate that the majority of cable affiliates with one-way cable systems will eventually upgrade their cable infrastructure to two-way cable systems, at which time we will have to upgrade our equipment on any affected cable system to handle two-way transmissions. We cannot accurately predict whether or when we will ultimately achieve cash flow levels sufficient to support our operations, development of new products and services, and expansion of the ISP Channel service. Unless we reach such cash flow levels, we will require additional financing to provide funding for operations. In the event we complete a long-term debt financing, we will be highly leveraged and such debt securities will have rights or privileges senior to those of our current stockholders. In the event that equity securities are issued to raise additional capital, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. In the event that we cannot generate sufficient cash flow from operations, or are unable to borrow or otherwise obtain additional funds on favorable terms to finance operations when needed, our business, financial condition, and prospects would be materially adversely affected.

The unpredictability of our quarter-to-quarter results may adversely affect the trading price of our common stock

We cannot predict with any significant degree of certainty our quarter-to-quarter operating results. As a result, we believe that period-to-period comparisons of our revenues and results of operations are not necessarily meaningful and you should not rely upon them as indicators of future performance. It is likely that in one or more future quarters our results may fall below the expectations of analysts and investors. In such event, the trading price of our common stock would likely decrease. Many of the factors that cause our quarter-to-quarter operating results to be unpredictable are largely beyond our control.

These factors include, among others:

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

      o     competition in the Internet or cable industries; and

      o     changes in law and regulation.

We will record an expense related to our issuance of stock options pursuant to our 1998 Stock Incentive Plan that may have a negative impact on our financial condition

Between October 1998 and March 1999, we granted stock options under our 1998 Stock Incentive Plan. Because the 1998 Stock Incentive Plan was not adopted until our annual meeting of stockholders held in April 1999, we are required to recognize a compensation expense equal to the excess of the fair market price on the date of stockholder approval over the exercise price of the committed option grants. The compensation expense is approximately $79.0 million and will be recognized over the vesting period of the options. The expense may have a negative impact on our financial condition.

Existing contractual obligations allow for additional issuances of common stock upon a market price decline, which could further adversely affect the market price for our common stock

The total number of shares of our common stock underlying all of our convertible securities, assuming the maximum amounts that we could be obligated to issue without our consent, including common stock underlying unvested stock options and grants made under our 1998 Stock Incentive Plan, is 7,634,348, which would have been 42.3% of our outstanding common stock as of March 31, 1999 assuming such shares would have been issued as of such date. The issuance of common stock as a result of these obligations could result in immediate and substantial dilution to the holders of our common stock. We are obligated to issue up to 4,216,761 shares of our common stock on the exercise of warrants and options and the conversion of certain of our convertible debt. Our preferred stock and 9% senior subordinated convertible notes due 2001 could convert into an additional 3,417,587 shares of common stock without our consent. However, we do not know the exact number of shares of our common stock that we will issue upon conversion of these securities because they potentially have floating conversion prices based on the average market prices of the common stock for a number of trading days immediately prior to conversion.

The floating conversion price feature of the Series C Preferred Stock and 9% senior subordinated convertible notes due 2001 begin May 31, 1999 and July 1, 1999, respectively. Generally, decreases in the market price of the common stock below their initial conversion prices would result in more shares of common stock being issued upon their conversion.

The following table sets forth the number of shares of common stock issuable upon conversion of the outstanding preferred stock and our 9% senior subordinated convertible notes due 2001 and percentage ownership (as determined in accordance with the rules of the SEC) that each represents assuming:

      o the market price of the common stock is 25%, 50%, 75% and 100% of the market price of the common stock on March 31, 1999, which was $36.63 per share;

      o the floating conversion price feature of the preferred stock and 9% senior subordinated convertible notes due 2001 was in effect;

      o the maximum conversion prices of the preferred stock was not adjusted as provided in our certificate of incorporation;

      o the conversion price was equal to the market price at the time of conversion in the event the market price was less than the maximum conversion price; and

      o the 1,717,587 share limit with respect to the 9% senior subordinated convertible notes was not in effect. See "Risks associated with 9% senior subordinated convertible note financing."

On March 31, 1999, there were 10,417,866 shares of common stock, 7,625.39 shares of Series C Preferred Stock and $12,000,000 principal amount under the 9% senior subordinated convertible notes due 2001 outstanding. In the event that more than 2,000,000 shares of common stock would be required to fully convert the Series C Preferred Stock, we must either honor conversion requests over the 2,000,000 share limit or redeem the remaining Series C Preferred Stock for cash, at its stated value of $1,000 per share plus accrued but unpaid dividends.

                                             9% Senior
                        Series C            Subordinated
                    Preferred Stock      Convertible Notes       Total
                   ------------------   ------------------  ----------------
 Percentage of       Shares               Shares              Shares
 Market Price      Underlying     %     Underlying     %    Underlying     %
 ------------      ----------     -     ----------     -    ----------     -

 25%  ($9.16)       847,266      7.5     1,310,044   11.2    2,157,310   17.2
 50% ($18.32)       847,266      7.5      705,882     6.4    1,553,148   13.0
 75% ($24.47)       847,266      7.5      705,882     6.4    1,553,148   13.0
100% ($36.63)       847,266      7.5      705,882     6.4    1,553,148   13.0

Dilution may result in a decrease in the market price of our common stock

To the extent any of these shares of common stock are issued, the market price of our common stock may decrease because of the additional shares on the market. If the actual price of the common stock decreases, the holders of our preferred stock and 9% senior subordinated convertible notes could convert into greater amounts of common stock, the sales of which could further depress the stock price. In addition, any significant downward pressure on the market price of the common stock that may be caused by the holders of the preferred stock or 9% senior subordinated convertible notes converting and selling material amounts of common stock could encourage short sales by such holders or others. Such short sales could place further downward pressure on the price of our common stock. There are several factors that influence the market price of our common stock. See " - Our stock price is volatile."

The ownership limitations in our certificate of incorporation may not protect against dilution

Our certificate of incorporation and the terms of our 9% senior subordinated convertible notes due 2001 do not allow us to issue shares of our common stock to holders of our preferred stock or 9% senior subordinated convertible notes, respectively, if such issuance would result in such holders beneficially owning more than 4.99% of our outstanding common stock. The 4.99% ownership limitation does not prevent the holders from converting into common stock and then selling such common stock to stay below the limitation.

Risks associated with 9% senior subordinated convertible note financing

The agreements with the purchasers of the 9% senior subordinated convertible notes and warrants contain terms and covenants that could result in substantial dilution to our stockholders. The financing could also make future financings and loans and merger and acquisition activities more difficult and could require us to expend substantial amounts of cash in order to satisfy our obligations under the financing agreements.

Restrictions on Mergers and Consolidations

Certain provisions could discourage some potential purchasers by making an acquisition of our Company or an asset sale more difficult and expensive, including:

      o participation by the holders of the 9% senior subordinated convertible notes due 2001 with the holders of the common stock in the proceeds of a merger or consolidation with a public company as if the 9% senior subordinated convertible notes due 2001 were fully converted into common stock on the trading day immediately preceding the public announcement of such merger or consolidation;

      o similar participation by the holders of the related warrants in the event our merger or consolidation with another company would constitute a dilutive event under the terms of the warrants; and

      o prohibition against selling or transferring all or substantially all of our assets without prior approval of the holders of the 9% senior subordinated convertible notes due 2001.

Certain covenants made and default provisions agreed to, in connection with the issuance of the 9% senior subordinated convertible notes may also have the effect of limiting our ability to obtain additional financing and issue other securities. We have also agreed, until July 1, 1999, to grant the holders of the 9% senior subordinated convertible notes a right of first refusal with respect to certain issuances of common stock or securities convertible, exchangeable or exercisable for common stock. In addition, we are prohibited from obtaining additional senior indebtedness for borrowed money in excess of an aggregate of $12.0 million unless such indebtedness expressly provides that it is not senior or superior to the 9% senior subordinated convertible notes.

Conversion of the 9% senior subordinated convertible notes would result in dilution to the holders of our common stock

After six months from the date of issuance, the 9% senior subordinated convertible notes are convertible into shares of our common stock at variable rates based on future trading prices of our common stock and on events that may occur in the future. The number of shares of common stock that may ultimately be issued upon conversion is therefore presently indeterminable and could fluctuate significantly based on the issuance by us of other securities. The 9% senior subordinated convertible notes and related warrants also have anti-dilution protection and may require the issuance of more shares than originally anticipated. These factors may result in substantial future dilution to the holders of our common stock.

Certain provisions of the 9% senior subordinated convertible notes may have negative accounting consequences

In addition to the foregoing, the cross default provisions to our debt instruments and other terms of the 9% senior subordinated convertible notes, under certain circumstances, could lead to a significant accounting charge to earnings and could materially adversely affect our business, results of operations and condition. Such a charge and potential other future charges relating to the provisions of the 9% senior subordinated convertible notes financing agreements may negatively impact our earnings (loss) per share and the market price of our common stock both currently and in future periods. The convertibility features of such 9% senior subordinated convertible notes and subsequent sales of the common stock underlying both it and the warrants could materially adversely affect our valuation and the market trading price of our shares of common stock.

We may be required to make cash payments to the holders of the 9% senior subordinated convertible notes

In addition, the terms of the 9% senior subordinated convertible notes prohibit their holders from converting such notes into more than 1,717,587 shares of our common stock. In the event that we cannot honor conversions of the 9% senior subordinated convertible notes because they would result in greater than an aggregate of 1,717,587 shares of common stock being issued upon such conversions, then we must convert such outstanding principal amount up to the 1,717,587 limit and prepay the remaining outstanding principal amount.

We may be required to prepay the 9% senior subordinated convertible notes if:

              o the holders of the 9% senior subordinated convertible notes have already converted into 1,717,587 shares of common stock and there remains a balance of such notes unconverted; or

              o the holders of the 9% senior subordinated convertible notes cannot otherwise convert or resell the common stock issued upon conversion.


Such cash payments would adversely affect our financial condition and ability to implement the business plan for ISP Channel, Inc. In addition, we would be required to raise funds elsewhere, and we cannot assure you that we would be able to obtain adequate sources of additional capital.

We would not reach the 1,717,587 share limit unless the floating conversion price feature were in effect and the market price of the common stock fell below $6.99. In addition, if the holders of the 9% senior subordinated convertible notes cannot convert or resell the common stock issued upon conversion other than because the 1,717,587 share limit is reached, the terms of the 9% senior subordinated convertible notes, in addition to other remedies, permit the holders to require us to make cash payments. The maximum amount of such cash payments, assuming the market price and the conversion price were equal, is $13,440,000, without taking into account any interest that would accrue. If the market price and the conversion price are not equal, then the maximum amount of such cash payments could be significantly higher.

We may not be able to successfully implement our business plan if our relationship with our cable affiliates is negatively impacted

The  success  of our  business  depends  upon our  relationship  with our  cable affiliates. Therefore, our success and future business growth will be substantially affected by economic and other factors affecting our cable affiliates.

We do not have direct contact with our subscribers

Because subscribers to the ISP Channel service must subscribe through a cable affiliate, the cable affiliate (and not us) will substantially control the customer relationship with the subscriber. For example, under many of our existing contracts, cable affiliates are responsible for important functions, such as billing for and collecting ISP Channel subscription fees and providing the labor and costs associated with distribution of local marketing materials.

Failure or delay by cable operators to upgrade their systems may adversely affect subscription levels

Certain ISP Channel services are dependent on the quality of the cable networks of our cable affiliates. Currently, most cable systems are capable of providing only information from the Internet to the subscribers, and require a telephone line to carry information from the subscriber to the Internet. These systems are called "one-way" cable systems. Several cable operators have announced and begun making upgrades to their systems to increase the capacity of their networks and to enable traffic both to and from the Internet over their networks, so-called "two-way capability." However, cable system operators have limited experience with implementing such upgrades. These investments have placed a significant strain on the financial, managerial, operational and other resources of cable system operators, many of which already maintain a significant amount of debt.

Further, cable operators must periodically renew their franchises with city, county or state governments. These governmental bodies may impose technical and managerial conditions before granting a renewal, and these conditions may adversely affect the cable operator's ability to implement such upgrades.

In addition, many cable operators may emphasize increasing television programming capacity to compete with other forms of entertainment delivery systems, such as direct broadcast satellite, instead of upgrading their networks for two-way Internet capability. Such upgrades have been, and we expect will continue to be, subject to change, delay or cancellation. Cable operators' failure to complete these upgrades in a timely and satisfactory manner, or at all, would adversely affect the market for our products and services in any such operators' franchise area. In addition, cable operators may roll-out Internet access systems that are incompatible with our high-speed Internet access services. Any of these actions could have a material adverse effect on our business, financial condition, and prospects.

The unavailability of two-way capability in certain markets may negatively affect subscription levels

We provide Internet services to both one-way and two-way cable systems. For one-way cable systems, subscribers receive Internet services over cable systems and transmit data to the Internet using a telephone line return path. In those circumstances, our services may not provide the high speed access, quality of experience and availability of certain applications necessary to attract and retain subscribers to the ISP Channel service. Subscribers using a conventional telephone line return path will experience upstream data transmission speeds to the Internet that are provided by their analog modems which is typically 56 kbps or less. It is not clear what impact the lack of two-way capability will have on subscription levels for the ISP Channel service.

If we do not obtain exclusive access to cable subscribers, we may not be able to sustain any meaningful growth

The success of the ISP Channel service is dependent, in part, on our ability to gain exclusive access to cable consumers. Our ability to gain exclusive access to cable customers depends upon our ability to develop exclusive relationships with cable operators that are dominant within their geographic markets. We cannot assure you that affiliated cable operators will not face competition in the future or that we will be able to establish and maintain exclusive relationships with cable affiliates. Currently, a number of our contracts with cable operators do not contain exclusivity provisions. Even if we are able to establish and maintain exclusive relationships with cable operators, we cannot assure the ability to do so on favorable terms or in sufficient quantities to be profitable. In addition, we will be excluded from providing Internet over cable in those areas served by cable operators with exclusive arrangements with other Internet service providers. Our contracts with cable affiliates typically range from three to seven years, and we cannot assure you that such contracts will be renewed on satisfactory terms. If the exclusive relationship between either us and our cable affiliates or between our cable affiliates and their cable subscribers is impaired, if we do not become affiliated with a sufficient number of cable operators, or if we are not able to continue our relationship with a cable affiliate once the initial term of its contract has expired, our business, financial condition and prospects could be materially adversely affected.

Failure to increase revenues from new products and services, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on our business, financial condition and prospects

We expect to continue extensive research and development activities and to evaluate new product and service opportunities. These activities will require our continued investment in research and development and sales and marketing, which could adversely affect our short-term results of operations. We believe that future revenue growth and profitability will depend in part on our ability to develop and successfully market new products and services. Failure to increase revenues from new products and services, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on our business financial condition and prospects.

If we fail to manage our expanding business effectively, our business, financial condition and prospects could be adversely affected

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

Consequently, such expansion could place a significant strain on our services and support operations, sales and administrative personnel and other resources. We may, in the future, also experience difficulties meeting demand for our products and services. Additionally, if we are unable to provide training and support for our products, it will take longer to install our products and customer satisfaction may be lower. We cannot assure that our systems, procedures or controls will be adequate to support our operations or that management will be able to exploit fully the market for our products and services. Our failure to manage growth effectively could have a material adverse effect on our business, financial condition and prospects.

If cable affiliates are unable to renew their franchises or we are unable to affiliate with replacement operators, our business, financial condition and prospects could be materially adversely affected

Cable television companies operate under non-exclusive franchises granted by local or state authorities that are subject to renewal and renegotiation from time to time. A franchise is generally granted for a fixed term ranging from five to 15 years, but in many cases the franchise may be terminated if the franchisee fails to comply with the material provisions of the franchise. The Cable Television Consumer Protection and Competition Act of 1992 prohibits franchising authorities from granting exclusive cable television franchises and from unreasonably refusing to award additional competitive franchises. This Act also permits municipal authorities to operate cable television systems in their communities without franchises. We cannot assure that cable television companies having contracts with us will retain or renew their franchises. Non-renewal or termination of any such franchises would result in the termination of our contract with the applicable cable operator. If an affiliated cable operator were to lose its franchise, we would seek to affiliate with the successor to the franchisee. We cannot, however, assure an affiliation with such successor. In addition, affiliation with a successor could result in additional costs to us. If we cannot affiliate with replacement cable operators, our business, financial condition and prospects could be materially adversely affected.

We may lose cable affiliates through their acquisition which could have a material adverse effect on our business, financial condition and prospects

Under many of our contracts, if a cable affiliate is acquired and the acquiring company chooses not to enter into a contract with us, we may lose our ability to offer Internet services in the area served by such former cable affiliate entirely or on an exclusive basis. Such a loss could have a material adverse effect on our business, financial condition and prospects.

We depend on third-party technology to develop and introduce technology we use and the absence of or any significant delay in the replacement of third-party technology would have a material adverse effect on our business, financial condition and prospects The markets for the products and services we use are characterized by the following:

              o       intense competition;

              o       rapid technological advances;

              o       evolving industry standards;

              o       changes in subscriber requirements;

              o       frequent new product introductions and enhancements; and

              o       alternative service offerings.

Because of these factors, we have chosen to rely upon third parties to develop and introduce technologies that enhance our current product and service offerings. If our relationship with such third parties is impaired or terminated, then we would have to find other developers on a timely basis or develop our own technology. We cannot predict whether we will be able to obtain the third-party technology necessary for continued development and introduction of new and enhanced products and services. In addition, we cannot predict whether we will obtain third-party technology on commercially reasonable terms or replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products or services. The absence of or any significant delay in the replacement of third-party technology would have a material adverse effect on our business, financial condition and prospects.

We depend on third-party suppliers for certain key products and services and any inability to obtain sufficient key components or to develop alternative sources for such components could result in delays or reductions in our product shipments

We currently depend on a limited number of suppliers for certain key products and services. In particular, we depend on Excite, Inc. for national content aggregation, 3Com Corporation and Com21, Inc. for headend and cable modem equipment, Cisco Systems, Inc. for specific network routing and switching equipment, and, among others, MCIWorldCom, Inc. for national Internet backbone services. Excite recently announced that it is being acquired by one of our primary competitors, @Home. If, due to this acquisition, Excite were to terminate its contract with us prior to the contract's expiration in November 1999, or not to extend the contract at that time, we would need to find a new provider of national content aggregation. Additionally, certain of our cable modem and headend equipment suppliers are in litigation over their patents. We could experience disruptions in the delivery or increases in the prices of products and services purchased from vendors as a result of this intellectual property litigation. We cannot predict when delays in the delivery of key components and other products may occur due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limited availability in the suppliers' underlying raw materials. In addition, we may not have adequate remedies against such third parties as a result of breaches of their agreements with us. The inability to obtain sufficient key components or to develop alternative sources for such components could result in delays or reductions in our product shipments. If that were to happen, it could have a material adverse effect on our customer relationships, business, financial condition, and prospects.

We depend on third-party carriers to maintain their cable systems which carry our data and any interruption of our operations due to the failure to maintain their cable systems would have a material adverse effect on our business, financial condition and prospects

Our success will depend upon the capacity, reliability and security of the network used to carry data between our subscribers and the Internet. A significant portion of such network is owned by third parties, and accordingly we have no control over its quality and maintenance. We rely on cable operators to maintain their cable systems. In addition, we rely on other third parties to provide a connection from the cable system to the Internet. Currently, we have transit agreements with MCIWorldCom, Sprint, and others to support the exchange of traffic between our network operations center, cable system and the Internet. The failure of any other link in the delivery chain resulting in an interruption of our operations would have a material adverse effect on our business, financial condition and prospects.

Any increase in competition could reduce our gross margins, require increased spending by us on research and development and sales and marketing, and otherwise materially adversely affect our business, financial condition and prospects

The markets for our products and services are intensely competitive, and we expect competition to increase in the future. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services or online content than we can. Our ability to compete may be further impeded if, as evidenced by the recent merger between AT&T and TCI and the pending merger between AT&T and MediaOne, competitors utilizing different or the same technologies seek to merge to enhance their competitive strengths. We cannot predict whether we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition, prospects or ability to repay our debts. Any increase in competition could reduce our gross margins, require increased spending by us on research and development and sales and marketing, and otherwise materially adversely affect our business, financial condition and prospects.

We face competition from many sources, which include:

      o     Other cable-based access providers;

      o     Telephone-based access providers; and

      o     Alternative technologies.

Cable-based access providers

In the cable-based segment of the Internet access industry, we compete with other cable-based data services that are seeking to contract with cable system operators. These competitors include:

      o Systems integrators such as Convergence.com, Online System Services, HSAnet and Frontier Communications' Global Center business; and

      o     Internet  service  providers  such  as  Earthlink   Network,   Inc.,
            MindSpring Enterprises, Inc., and IDT Corporation.

Several cable system operators have begun to provide high-speed Internet access services over their existing networks. The largest of these cable system operators are CableVision, Comcast, Cox, MediaOne, TCI and Time Warner. Comcast, Cox and TCI market through @Home, while Time Warner plans to market the RoadRunner service through Time Warner's own cable systems as well as to other cable system operators nationwide. In particular, @Home has announced its intention to compete directly in the small- to medium-sized cable system market.

Telephone-based access providers

Some of our most direct competitors in the access markets are telephone-based access providers, including incumbent local exchange carriers, national interexchange or long distance carriers, fiber-based competitive local exchange carriers, ISPs, online service providers, wireless and satellite data service providers, and local exchange carriers that use digital subscriber line technologies. Some of these competitors are among the largest companies in the country, including AT&T, MCIWorldCom, Sprint and Qwest. Other competitors include BBN, Earthlink, Netcom, Concentric Network, and PSINet. The result is a highly competitive and fragmented market.

Some of our potential competitors are offering diversified packages of telecommunications services to residential customers. If these companies also offer Internet access service, then we would be at a competitive disadvantage. Many of these companies are offering (or may soon offer) technologies that will attempt to compete with some or all of our Internet data service offerings. The bases of competition in these markets include:

              o      transmission speed;

              o      security of transmission;

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

              o      brand recognition; and
              o      operating experience and revenue sharing.
Alternative technologies

In addition, the market for high-speed data transmission services is characterized by several competing technologies that offer alternatives to cable-modem service and conventional dial-up access. Competitive technologies include telecom-related wireline technologies, such as integrated services digital network ("ISDN") and digital subscriber line ("DSL") technologies, and wireless technologies such as local multipoint distribution service, multichannel multipoint distribution service and various types of satellite services. Our prospects may be impaired by Federal Communications Commission ("FCC") rules and regulations, which are designed, at least in part, to increase competition in video and related services. The FCC has also created a General Wireless Communications Service in which licensees are afforded broad latitude in defining the nature and service area of the communications services they offer. The full impact of the General Wireless Communications Service remains to be seen. Nevertheless, all of these new technologies pose potential competition to our business. Significant market acceptance of alternative solutions for high-speed data transmission could decrease the demand for our services.

We cannot predict whether and to what extent technological developments will have a material adverse effect on our competitive position. The rapid development of new competing technologies and standards increases the risk that current or new competitors could develop products and services that would reduce the competitiveness of our products and services. If that were to happen, it could have a material adverse effect on our business, financial condition and prospects.

A perceived or actual failure by us to achieve or maintain high speed data transmission could significantly reduce consumer demand for our services and have a material adverse effect on our business, financial condition and prospects

Because the ISP Channel service has been operational for a relatively short period of time, our ability to connect and manage a substantial number of online subscribers at high transmission speeds is unknown. In addition, we face risks related to our ability to scale up to expected subscriber levels while maintaining superior performance. While peak downstream data transmission speeds across the cable network approaches 30 megabits per second in each 6 MHz channel, the actual downstream data transmission speeds for each cable subscriber will be significantly slower and will depend on a variety of factors, including:

      o     actual speed provisioned for the subscriber's cable modem;

      o     quality of the server used to deliver content;

      o     overall Internet traffic congestion;

      o the number of active subscribers on a given 6 MHz channel at the same time;

      o     the capability of cable modems used; and

      o     the service quality of the cable affiliates' cable networks.

As the number of subscribers increases, it may be necessary for our cable affiliates to add additional 6 MHz channels in order to maintain adequate data transmission speeds from the Internet. These additions would render such channels unavailable to such cable affiliates for video or other programming. We cannot assure you that our cable affiliates will provide additional capacity for this purpose. On two-way cable systems, the transmission data channel to the Internet is located in a range not used for broadcast by traditional cable networks and is more susceptible to interference than the transmission data channel from the Internet, resulting in a slower peak transmission speed to the Internet. In addition to the factors affecting data transmission speeds from the Internet, the interference level in the cable affiliates' data broadcast range to the Internet can materially affect actual data transmission speeds to the Internet. The actual data delivery speeds realized by subscribers will be significantly lower than peak data transmission speeds and will vary depending on the subscriber's hardware, operating system and software configurations. We cannot assure you that we will be able achieve or maintain data transmission speeds high enough to attract and retain our planned numbers of subscribers, especially as the number of subscribers to our services grows. Consequently, a perceived or actual failure by us to achieve or maintain high speed data transmission could significantly reduce consumer demand for our services and have a material adverse effect on our business, financial condition and prospects.

Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and prospects

Our operations are dependent upon our ability to support a highly complex network and avoid damages from fires, earthquakes, floods, power losses, telecommunications failures, network software flaws, transmission cable cuts and similar events. The occurrence of any one of these events could cause interruptions in the services we provide. In addition, the failure of an incumbent local exchange carrier or other service provider to provide the communications capacity we require, as a result of a natural disaster, operational disruption or any other reason, could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and prospects.

We may be vulnerable to unauthorized access, computer viruses and other disruptive problems which may result in our liability to our subscribers and may deter others from becoming subscribers

While we have taken substantial security measures, our networks or those of our cable affiliates may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet service providers and online service providers have experienced in the past, and may experience in the future, interruptions in service as a result of the accidental or intentional actions of Internet users. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in our computer systems and those of our subscribers. Such events may result in our liability to our subscribers and may deter others from becoming subscribers, which could have a material adverse effect on our business, financial condition and prospects. Although we intend to continue using industry-standard security measures, such measures have been circumvented in the past, and we cannot assure you that these measures will not be circumvented in the future. Moreover, we have no control over the security measures that our cable affiliates adopt. Eliminating computer viruses and alleviating other security problems may cause our subscribers delays due to interruptions or cessation of service. Such delays could have a material adverse effect on our business, financial condition and prospects.

If the market for high-quality content fails to develop, or develops more slowly
than  expected,  our  business,   financial  condition  and  prospects  will  be
materially adversely affected

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

In addition, the market for high-quality multimedia Internet content has only recently begun to develop and is rapidly evolving, and there is significant competition among Internet service providers and online service providers for obtaining such content. If the market fails to develop, or develops more slowly than expected, or if competition increases, or if our content offerings do not achieve or sustain market acceptance, our business, financial condition and prospects will be materially adversely affected.

Our failure to attract advertising revenues in quantities and at rates that are satisfactory to us could have a material adverse effect on our business, financial condition and prospects

The success of the ISP Channel service depends in part on our ability to draw advertisers to the ISP Channel. We expect to derive significant revenues from advertisements placed on co-branded and ISP Channel web pages and "click through" revenues from products and services purchased through links from the ISP Channel to vendors. We believe that we can leverage the ISP Channel to provide demographic information to advertisers to help them better target prospective customers. Nonetheless, we have not generated any significant advertising revenue yet and we cannot assure you that advertisers will find such information useful or will choose to advertise through the ISP Channel. Therefore, we cannot assure you that we will be able to attract advertising revenues in quantities and at rates that are satisfactory to us. The failure to do so could have a material adverse effect on our business, financial condition and prospects.

If we are unsuccessful in establishing and maintaining the ISP Channel brand, or if we incur excessive expenses in promoting and maintaining our brand, our business, financial condition and prospects would be materially adversely affected

We believe that establishing and maintaining the ISP Channel brand are critical to attract and expand our subscriber base. Promotion of the ISP Channel brand will depend on several factors, including:

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

Furthermore, we may need to devote substantial resources to create and maintain a distinct brand loyalty among customers, to attract and retain subscribers, and to promote and maintain the ISP Channel brand in a very competitive market. If we are unsuccessful in establishing or maintaining the ISP Channel brand or if we incur excessive expenses in promoting and maintaining our brand, our business, financial condition and prospects would be materially adversely affected.

If we encounter significant problems with our billing and collections process, our business, financial condition and prospects could be materially adversely affected

We have recently begun the process of designing and implementing our billing and collections system for the ISP Channel service. We intend to bill for our services over the Internet and, in most cases, to collect these invoices through payments initiated via the Internet. Such invoices and payments have security risks. Given the complexities of such a system, we cannot assure you that we will be successful in developing and launching the system in a timely manner or that we will be able to scale the system quickly and efficiently if the number of subscribers requiring such a billing format increases. Currently, our cable affiliates are responsible for billing and collection for our Internet access services. As a result, we have little or no control over the accuracy and timeliness of the invoices or over collection efforts.

Given our relatively limited history with billing and collection for Internet services, we cannot predict the extent to which we may experience bad debts or our ability to minimize such bad debts. If we encounter significant problems with our billing and collections process, our business, financial condition and prospects could be materially adversely affected.

We may face potential liability for defamatory or indecent content, which may cause us to modify the way we provide services

Any imposition of liability on our company for information carried on the Internet could have a material adverse effect on our business, financial condition and prospects. The law relating to liability of Internet service providers and online service providers for information carried on or disseminated through their networks is currently unsettled. A number of lawsuits have sought to impose such liability for defamatory speech and indecent materials. Congress has attempted to impose such liability, in some circumstances, for transmission of obscene or indecent materials. In one case, a court has held that an online service providers could be found liable for defamatory matter provided through its service, on the ground that the service provider exercised active editorial control over postings to its service. Because of the potential liability for materials carried on or disseminated through our systems, we may have to implement measures to reduce our exposure to such liability. Such measures may require the expenditure of substantial resources or the discontinuation of certain products or services.

We may face potential liability for information retrieved and replicated that may not be covered by our insurance

Our liability insurance may not cover potential claims relating to providing Internet services or may not be adequate to indemnify us for all liability that may be imposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, financial condition and prospects. Because subscribers download and redistribute materials that are cached or replicated by us in connection with our Internet services, claims could be made against us or our cable affiliates under both U.S. and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of such materials. You should know that these types of claims have been successfully brought against online service providers. In particular, copyright and trademark laws are evolving both domestically and internationally, and it is uncertain how broadly the rights provided under these laws will be applied to online environments. It is impossible for us to determine who the potential rights holders may be with respect to all materials available through our services. In addition, a number of third-party owners of patents have claimed to hold patents that cover various forms of online transactions or online technology. As with other online service providers, patent claims could be asserted against us based upon our services or technologies.

Our success depends upon the development of new products and services in the face of rapidly evolving technology

Our products and services may not be commercially successful

Our future development efforts may not result in commercially successful products and services or our products and services may be rendered obsolete by changing technology, new industry standards or new product announcements by competitors.

For example, we expect digital set-top boxes capable of supporting high-speed Internet access services to be commercially available in the next 18 months. Set top boxes will enable subscribers to access the Internet without a computer. Although the widespread availability of set-top boxes could increase the demand for our Internet service, the demand for set-top boxes may never reach the level we and industry experts have estimated. Even if set-top boxes do reach this level of popularity, we cannot assure you that we will be able to capitalize on such demand. If this scenario occurs or if other technologies or standards applicable to our products or services become obsolete or fail to gain widespread commercial acceptance, then our business, financial condition and prospects will be materially adversely affected.

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

Our suppliers' products may become obsolete, requiring us to purchase additional inventory

The technology underlying our capital equipment, such as headends and cable modems, continues to evolve and, accordingly, our equipment could become out-of-date or obsolete prior to the time we originally intended to replace it. If this occurs, we may need to purchase substantial amounts of new capital equipment, which could have a material adverse effect on our business, financial condition and prospects.

Our competitors' products may make our products less commercially viable

The introduction by our competitors of products or services embodying, or purporting to embody, new technology could also render our existing products and services, as well as products or services under development, obsolete and unmarketable. Internet, telecommunications and cable technologies are evolving rapidly. Many large corporations, including large telecommunications providers, regional Bell operating companies and telecommunications equipment providers, as well as large cable system operators, regularly announce new and planned technologies and service offerings that could impact the market for our services. The announcements can delay purchasing decisions by our customers and confuse the marketplace regarding available alternatives. Such announcements could, in the future, adversely impact our business, financial condition and prospects.

In addition, we cannot assure you that we will have the financial and technical resources necessary to continue successful development of new products or services based on emerging technologies. Moreover, due to intense competition, there may be a time-limited market opportunity for our cable- based consumer and business Internet services. Our services may not achieve widespread acceptance before competitors offer products and services with speed and performance similar to our current offerings. In addition, the widespread adoption of new Internet or telecommuting technologies or standards, cable-based or otherwise, could require substantial and costly modifications to our equipment, products and services and could fundamentally alter the character, viability and frequency of Internet-based advertising, either of which could have a material adverse effect on our business, financial condition and prospects.

Our purchase of Intelligent Communications, Inc. subjects us to risks in a new market in which we have no experience

On February 9, 1999, we completed our purchase of Intelligent Communications, Inc., a provider of two-way satellite Internet access options using very small aperture terminal ("VSAT") technology. As with mergers generally, this merger presents important challenges and risks. Achieving the anticipated benefits of the merger will depend, in part, upon whether the integration of the two companies' businesses is achieved in an efficient, cost-effective and timely manner, but we cannot assure that this will occur. The successful combination of the two businesses will require, among other things, the timely integration of the companies' product and service offerings and the coordination of the companies' research and development efforts. Because we only recently completed the acquisition of Intelligent Communications, we cannot assure you that integration will be accomplished smoothly, on time or successfully. Although the management teams of both SoftNet and Intelligent Communications believe that the merger will benefit both companies, we cannot assure you that the merger will be successful.

The purchase of Intelligent Communications involves other risks including potential negative effects on our reported results of operations from acquisition-related charges and amortization of acquired technology and other intangible assets. As a result of the Intelligent Communications acquisition, we anticipate recording a significant amount of intangible assets in the second quarter of fiscal 1999 which will adversely affect our earnings and profitability for the foreseeable future. If the amount of such recorded intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of intangible assets recorded during such time periods, the period of amortization could be shortened, which may further increase annual amortization charges. In such event, our business and financial condition could be materially and adversely affected. In addition, the Intelligent Communications acquisition was structured as a purchase by us of all of the outstanding stock of Intelligent Communications. As a result, we could be adversely affected by direct and contingent liabilities of Intelligent Communications. It is possible that we are not aware of all of the liabilities of Intelligent Communications and that Intelligent Communications has greater liabilities than we expected. In addition, we have very little experience in the markets and technology in which Intelligent Communications is focused. As such, we are faced with risks that are new to us, including the following:

Dependence on VSAT market

One of the reasons we purchased Intelligent Communications was to be able to provide two-way satellite Internet access options to our customers using VSAT satellite technology. However, the market for VSAT communications networks and services may not continue to grow or VSAT technology may be replaced by an alternative technology. A significant decline in this market or the replacement of the existing VSAT technology by an alternative technology could adversely affect our business, financial condition and prospects.

Risk of damage, loss or malfunction of satellite

The loss,  damage or destruction  of any of the  satellites  used by Intelligent
Communications, or a temporary or permanent malfunction of any of these satellites, would likely result in interruption of Internet services we provide over the satellites which could adversely affect our business, financial condition and prospects.

In addition, use of the satellites to provide Internet services requires a direct line of sight between the satellite and the cable headend and is subject to distance and rain attenuation. In certain markets which experience heavy rainfall, transmission links must be engineered for shorter distances and greater power to maintain transmission quality. Such engineering changes may increase the cost of providing service. In addition, such engineering changes may require FCC approval, and we cannot assure you that the FCC would grant such approval.

Equipment failure and interruption of service

Our operations will require that our network, including the satellite connections, operate on a continuous basis. It is not unusual for networks, including switching facilities and satellite connections, to experience periodic service interruption and equipment failures. It is therefore possible that the network facilities we use may from time to time experience interruptions or equipment failures, which would negatively affect consumer confidence as well as our business operations and reputation.

Dependence on leases for satellites

Intelligent Communications currently leases satellite space from General Electric. If for any reason, the leases were to be terminated, we cannot assure you that we could renegotiate new leases with General Electric or another satellite provider on favorable terms, if at all. We have not identified alternative providers and believe that any new leases would probably be more costly to us. In any case, we cannot assure you that an alternative provider of satellite services would be available, or, if available, would be available on terms favorable to us.

Competition

The market for Internet access services is extremely competitive. Intelligent Communications believes that its ability to compete successfully depends upon a number of factors, including: market presence; the capacity, reliability, and security of its network infrastructure; the pricing policies of its competitors and suppliers; and the timing and release of new products and services by Intelligent Communications and its competitors. We cannot assure that Intelligent Communications will be able to successfully compete with respect to these factors.

Government regulation

The VSAT satellite industry is a highly regulated industry. In the United States, operation and use of VSAT satellites requires licenses from the FCC. As a lessee of satellite space, we could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, that modify the present regulatory environment in the United States.

While we believe that our lessors will be able to obtain all U.S. licenses and authorizations necessary to operate effectively, we cannot assure you that we our lessors will be successful in doing so. Our failure to indirectly obtain some or all necessary licenses or approvals could have a material adverse effect on our business, financial condition and prospects.

If we are unable to successfully integrate future acquisitions into our operations, then our results and financial condition may be adversely affected

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

Loss of key personnel may disrupt our operations

The loss of key personnel may disrupt our operations. Our success depends, in large part, on our ability to attract and retain qualified technical, marketing, sales and management personnel. With the expansion of the ISP Channel service, we are currently seeking new employees. However, competition for such personnel is intense in our business, and thus, we may be unsuccessful in our hiring efforts. To launch the ISP Channel service concept on a large-scale basis, we have recently assembled a new management team, most of whom have been with us for less than six months. The loss of any member of the new team, or failure to attract or retain other key employees, could have a material adverse effect on our business, financial condition and prospects.

Direct and indirect government regulation can significantly impact our business

Currently, neither the FCC nor any other federal or state communications regulatory agency directly regulates Internet access services provided by our cable systems. However, any changes in law or regulation relating to Internet connectivity, cable operators or telecommunications markets could affect the nature, scope and prices of our services. Such changes include those that directly or indirectly affect costs, limit usage of subscriber- related information or increase the likelihood or scope of competition from telecommunications companies or other Internet access providers.

Possibility of changes in law or regulation

Because the provision of Internet access services using cable networks is a relatively recent development, the regulatory classification of such services remains unsettled. Some parties have argued that providing Internet access services over a cable network is a "telecommunications service" and that, therefore, Internet access service providers should be subject to regulation which, under the Communications Act of 1934, apply to telephone companies. Other parties have argued that Internet access services over the cable system is a cable service under the Communications Act, which would subject such services to a different set of laws and regulations. It is unclear at this time whether federal, state, or local governing bodies will adopt one classification over another, or adopt another regulatory classification altogether, for Internet access services provided over cable systems. The FCC recently decided to address Internet access issuers in its February 17, 1999 order approving the merger between AT&T and TCI, which was announced by the two companies on June 24, 1998. A number of parties had opposed the merger unless the FCC required the AT&T/TCI combination to provide unaffiliated ISPs with unbundled, open access to the cable platform whenever that platform is being used by an AT&T/TCI affiliate to provide Internet service. Other parties argued that the FCC should examine industry-wide issues surrounding open access to cable-provided Internet service in a generic rulemaking, rather than in the specific, adjudicatory context of a merger evaluation. The FCC decided that it would be imprudent to grant either request for action at this time given the nascent stage in the development and deployment of high-speed Internet access services. Certain local jurisdictions that approved the AT&T/TCI merger have imposed open access conditions on such approval, while other such local jurisdictions have rejected such conditions or have reserved the right to impose such conditions in the future. We cannot predict the outcome or scope of the local approval process. Nor can we predict the impact, if any, that future federal, state or local legal or regulatory changes, including open access conditions, might have on our business.

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

Possible negative consequences if cable operators are classified as common carriers

If the FCC or another governmental agency classifies cable system operators as "common carriers" or "telecommunications carriers" because they provide Internet services, or if cable system operators themselves seek such classification as a means of limiting their liability, we could lose our rights as the exclusive ISP for some of our cable affiliates and we or our cable affiliates could be subject to common carrier regulation by federal and state regulators.

Import restrictions may affect the delivery schedules and costs of supplies from foreign shippers

In addition, we obtain some of the components for our products and services from foreign suppliers which may be subject to tariffs, duties and other import restrictions. Any changes in law or regulation including those discussed above, whether in the United States or elsewhere, could materially adversely affect our business, financial condition and prospects.

Failure to sell MTC in a timely manner could adversely affect our ability to implement our business plan

We have announced the planned sale of MTC. We intend to apply the proceeds of such a sale toward the repayment of debt and the expansion of the ISP Channel service. However, we cannot assure you that these efforts will be successful. In the absence of such a sale, management's attention could be substantially diverted to operate or otherwise dispose of MTC. If a sale of MTC is delayed, its value could be diminished. Moreover, MTC could incur losses and operate on a negative cash flow basis in the future. Thus, any delay in finding a buyer or failure to sell this division could have a material adverse effect on our business, financial condition and prospects.

We do not intend to pay dividends

We have not historically paid any cash dividends on our common stock and do not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, our debt obligations and other factors the board of directors deems relevant. We currently intend to retain our earnings, if any, to finance the development and expansion of the ISP Channel service. Our certificate of incorporation (1) prohibits the payment of cash dividends on our common stock, without the approval of the holders of the preferred stock and (2) upon liquidation of our company, requires us to pay the holders of the convertible preferred stock before we make any payments to the holders of our common stock. You should also know that some of our financing agreements restrict our ability to pay dividends on our common stock.

Our stock price is volatile

The volatility of our stock price may make it difficult for holders of the common stock to transfer their shares at the prices they want. The market price for our common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

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

Prospective anti-takeover provisions could negatively impact our stockholders

We are a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may discourage, delay or make a change in control of our company more difficult or prevent the removal of incumbent directors. In addition, our certificate of incorporation and bylaws have certain provisions that have the same effect. These provisions may have a negative impact on the price of our common stock and may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to stockholders for their common stock.

The Year 2000 issue could harm our operations

Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because such computer programs would not properly recognize a year that begins with "20" instead of "19." This, in turn, could result in major system failures or miscalculations that could disrupt our business. We have formulated a Y2K Plan to address our Y2K issues and have created a Y2K Task Force headed by the Director of Information Systems and Data Services to implement the plan. Our Y2K Plan has six phases:

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

Our Y2K Plan will apply to two areas:

1.    Internal business systems

2.    Compliance by external customers and providers

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

We completed the Inventory, Assessment and Planning Phases of substantially all critical internal business systems. The Execution and Validation Phases will be completed by August 31, 1999. We expect to be Y2K compliant on all critical systems, which rely on the calendar year, before December 31, 1999.

Some non-critical systems may not be addressed until after January 2000. However, we believe such systems will not cause significant disruptions in our operations.

Compliance by external customers and providers

We are in the process of the inventory and assessment phases of our critical suppliers, service providers and contractors to determine the extent to which the our interface systems are susceptible to those third parties' failure to remedy their own Y2K issues. We expect that assessment will be complete by mid-1999. To the extent that responses to Y2K readiness are unsatisfactory, we intend to change suppliers, service providers or contractors to those that have demonstrated Y2K readiness. We cannot be assured that we will be successful in finding such alternative suppliers, service providers and contractors. We do not currently have any formal information concerning the status of our customers but have received indications that most of our customers are working on Y2K compliance.

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

Costs to address Y2K issues

Because we are in the unique position of implementing new enterprise-wide business solutions to replace existing manual processes and/or "home grown" applications, there will be little, if any, Y2K changes required to existing business applications. All of the new business applications implemented (or in the process of being implemented in 1999) are represented as being Y2K compliant.

We currently believe that implementing our Y2K Plan will not have a material effect on our financial position.

Contingency Plan

We have not formulated a contingency plan at this time but expect to have specific contingency plans in place prior to September 30, 1999.

Summary

We anticipate that the Y2K issue will not have a material adverse effect on the financial position or results of our operations. There can be no assurance, however, that the systems of other companies or government entities, on which we rely for supplies, cash payments, and future business, will be timely converted, or that a failure to convert by another company or government entities, would not have a material adverse effect on our financial position or results of operations. If third-party suppliers, service providers and contractors, due to Y2K issues, fail to provide us with components, materials, or services which are necessary to deliver our service and product offerings, with sufficient electrical power and transportation infrastructure to deliver our service and product offerings, then any such failure could have a material adverse effect our ability to conduct business, as well as our financial position and results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

      3.1...Certificate of Incorporation  (this document is hereby  incorporated by reference to our Registration Statement on Form S-3/A filed with the SEC on April 22, 1999)
      3.2...By-laws (this  document is hereby  incorporated  by reference to our
            Registration Statement on Form S-3/A filed with the SEC on April 22,
            1999)
      4.1...Article Fifth of the Certificate of Incorporation (see exhibit 3.1) 4.2...Articles II, VI and VII of the By-laws (see exhibit 3.1) 10.1..Securities Purchase Agreement by and among SoftNet Systems, Inc.,
            Stark International and Shepherd Investments International, Ltd., dated January 12, 1999 (this document is hereby incorporated by reference to our Current Report on Form 8-K, filed with the SEC on January 26, 1999)
      10.2..Registration  Rights Agreement by and among SoftNet  Systems,  Inc.,
            Stark International and Shepherd Investments International, Ltd., dated January 12, 1999 (this document is hereby incorporated by reference to our Current Report on Form 8-K, filed with the SEC on January 26, 1999)
      27.1..Financial Data Schedule
      99.1..Proposal   Number  Two  Adopted  at  the  1999  Annual   Meeting  of
            Stockholders (this document is hereby incorporated by reference to our definitive proxy statement on Form 14A, filed with the SEC on March 17, 1999)
      99.2..Proposal   Number  Six  Adopted  at  the  1999  Annual   Meeting  of
            Stockholders (this document is hereby incorporated by reference to our definitive proxy statement on Form 14A, filed with the SEC on March 17, 1999)

(b)   Reports on Form 8-K

         On January 26,  1999,  the Company  filed a Current  Report on Form 8-K
         reporting  the  issuance  and  sale  of  its  9%  senior   subordinated
         convertible notes due 2001.

         On February 24, 1999, the Company filed a Current Report on Form 8-K reporting the acquisition of Intellicom, which was amended on the Company's Current Report on Form 8-K/A filed February 26, 1999, and was further amended on the Company's Current Report on Form 8-K/A filed March 12, 1999. These Current Reports contained both historical financial statements of Intellicom, as well as pro forma consolidated financial statements of the Company as if the acquisition of Intellicom had occurred as of December 31, 1998 for the balance sheet and as of October 31, 1997 for the statements of operations.

         On February 26, 1999, the Company filed a Current Report on Form 8-K reporting the disposition of KCI.

         On March 5, 1999, the Company filed a Current Report on Form 8-K reporting the conversion of all of the shares of Series B redeemable convertible preferred stock into common stock.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ Douglas S. Sinclair
-----------------------
Douglas S. Sinclair
Chief Financial Officer


Dated:  May 17, 1999