Form 10-Q
period 1999-06-30
SOFTNET SYSTEMS INC
filed 1999-08-16
CIK 97196

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

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

                              SOFTNET SYSTEMS, INC.

                                    FORM 10-Q

                                      INDEX



                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of June 30, 1999
         and September 30, 1998................................................3

         Consolidated Condensed Statements of Operations for the
         three months and nine months ended June 30, 1999 and 1998.............4

         Consolidated Condensed Statements of Cash Flows for the
         nine months ended June 30, 1999 and 1998..............................5

         Notes to Consolidated Condensed Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........27

PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings - Not applicable

     Item 2.  Changes in Securities...........................................27

     Item 3.  Defaults upon Senior Securities - Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders.............28

     Item 5.  Other Information...............................................28

     Item 6.  Exhibits and Reports on Form 8-K................................49

Part I.  Financial Information

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                   As of June 30, 1999 and September 30, 1998
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                         June 30,         September 30,
                                                                                           1999               1998
                                                                                      ---------------   ------------------

                                     ASSETS
Current assets:
   Cash and cash equivalents.....................................................         $  151,954           $   12,504
   Accounts receivable, net......................................................                828                  110
   Notes receivable..............................................................              2,956                   --
   Inventories...................................................................              1,644                  268
   Other current assets..........................................................              2,081                  571
                                                                                      ---------------   ------------------
      Total current assets.......................................................            159,463               13,453
Restricted cash..................................................................                872                  800
Property and equipment, net......................................................             16,097                5,981
Acquired technology and other intangibles, net...................................             25,627                  311
Net assets associated with discontinued operations...............................              4,795                8,930
Other assets.....................................................................              6,025                  150
                                                                                      ===============   ==================
    Total assets.................................................................         $  212,879           $   29,625
                                                                                      ===============   ==================

  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                    (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses.........................................          $  10,833           $    6,938
   Deferred gain.................................................................              2,304                   --
   Current portion of capital leases.............................................              1,772                  613
   Current portion of long-term debt.............................................              3,017                  541
                                                                                      ---------------   ------------------
      Total current liabilities..................................................             17,926                8,092
Capital lease obligations, net of current portion................................              2,287                  297
Long-term debt, net of current portion...........................................             18,446                9,220
                                                                                      ---------------   ------------------
    Total liabilities............................................................             38,659               17,609
                                                                                      ---------------   ------------------
Redeemable convertible preferred stock; $0.10 par value; 37,610 shares
   designated; no shares and 20,757 shares issued and outstanding, respectively..                 --               18,187
                                                                                      ---------------   ------------------
Stockholders' equity (deficit):
   Preferred stock; $0.10 par value; 3,962,390 shares designated; no shares
      issued and outstanding.....................................................                 --                   --
   Common stock; $0.01 par value; 100,000,000 and 25,000,000 shares authorized, respectively; 16,840,440 and 8,191,550 shares issued and outstanding,
      respectively...............................................................                168                   82
   Additional paid-in capital....................................................            328,942               43,700
   Deferred stock compensation...................................................            (71,908)                (188)
   Accumulated deficit...........................................................            (82,982)             (49,765)
                                                                                      ---------------   ------------------
      Total stockholders' equity (deficit).......................................            174,220               (6,171)
                                                                                      ===============   ==================
      Total liabilities, redeemable convertible preferred stock and
          stockholders' equity (deficit).........................................         $  212,879           $   29,625
                                                                                      ===============   ==================

                   The  accompanying   notes  are  an  integral  part  of  these
consolidated condensed financial statements.



                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
        For the Three Months and Nine Months Ended June 30, 1999 and 1998
                      (In thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended                 Nine Months Ended
                                                                June 30,                           June 30,
                                                     -------------------------------    -------------------------------
                                                         1999              1998             1999              1998
                                                     --------------    -------------    --------------    -------------

Net sales.......................................         $  1,317          $   298          $  2,788          $   764
Cost of sales...................................            1,460              335             2,758              585
                                                     --------------    -------------    --------------    -------------
    Gross profit (loss).........................              (143)             (37)              30              179
                                                     --------------    -------------    --------------    -------------

Operating expenses:
    Selling and marketing.......................            4,197              869             8,567            1,256
    Engineering.................................            1,856              172             3,325              387
    General and administrative..................            2,439            1,452             6,616            2,778
    Depreciation................................              938              130             2,140              269
    Amortization................................              872              104             1,597              311
    Compensation expense related to stock
        options.................................            5,680                --            6,721                --
                                                     --------------    -------------    --------------    -------------
        Total operating expenses................           15,982            2,727            28,966            5,001
                                                     --------------    -------------    --------------    -------------

Loss from continuing operations.................           (16,125)          (2,764)          (28,936)          (4,822)

Other income (expense):
    Interest expense............................            (2,453)            (244)           (3,580)            (676)
    Interest income.............................            1,336                32            1,576                40
    Other.......................................            (1,373)             (49)           (1,405)             (48)
                                                     --------------    -------------    --------------    -------------

Loss from continuing operations before income
    taxes                                                  (18,615)          (3,025)          (32,345)          (5,506)

Income taxes....................................               --               --                --               --
                                                     --------------    -------------    --------------    -------------

Loss from continuing operations.................           (18,615)          (3,025)          (32,345)          (5,506)

Loss from discontinued operations...............               (15)             (32)             (399)          (1,142)
                                                     --------------    -------------    --------------    -------------

Net loss........................................           (18,630)          (3,057)          (32,744)          (6,648)

Preferred dividends.............................               (59)             (85)             (473)            (148)
                                                     --------------    -------------    --------------    -------------

Net loss applicable to common shares............         $ (18,689)       $  (3,142)        $ (33,217)       $  (6,796)
                                                     ==============    =============    ==============    =============

Basic and diluted loss per share:
    Continuing operations.......................         $   (1.26)       $   (0.40)        $   (2.99)       $   (0.77)
    Discontinued operations.....................             (0.00)           (0.01)            (0.04)           (0.16)
    Preferred dividends.........................             (0.01)           (0.01)            (0.04)           (0.02)
                                                     ==============    =============    ==============    =============
    Net loss applicable to common shares........         $   (1.27)       $   (0.42)        $   (3.07)       $   (0.95)
                                                     ==============    =============    ==============    =============

Shares used to compute basic and diluted loss
    per share...................................            14,764            7,502            10,806            7,144
                                                     ==============    =============    ==============    =============


                   The  accompanying   notes  are  an  integral  part  of  these
consolidated condensed financial statements.


                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                For the Nine Months Ended June 30, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)

                                                                                              For the Nine Months Ended
                                                                                                      June 30,
                                                                                         ------------------------------------
                                                                                               1999                1998
                                                                                         -----------------     --------------
Cash flows from operating activities:
     Net loss.......................................................................          $  (32,744)         $  (6,648)

        Adjustments  to  reconcile  net  loss  to net  cash  used  in  operating activities:
            Loss from discontinued operations.......................................                 399              1,142
            Depreciation and amortization...........................................               3,737                580
            Amortization of deferred stock compensation.............................               6,721                 --
            Amortization of deferred debt issuance costs............................               2,335                 --
            Provision for bad debts.................................................                 186                 45
            Loss on disposition of short-term investment............................                 600                 --
            Penalty paid on redeemable convertible preferred stock..................                 498                 --
            Changes in operating assets and liabilities:
                Accounts receivable.................................................                (718)              (164)
                Inventories.........................................................              (1,376)              (108)
                Other current assets................................................              (1,320)               26
                Accounts payable and accrued expenses...............................               2,088              2,062
                                                                                         -----------------     --------------
Net cash used in operating activities of continuing operations......................             (19,594)            (3,065)
                                                                                         -----------------     --------------
Net cash provided by (used in) operating activities of discontinued operations......                 842               (171)
                                                                                         -----------------     --------------

Cash flows from investing activities:
     Purchase of short-term investment..............................................                (600)                --
     Purchase of property and equipment.............................................              (7,518)            (1,929)
     Purchase of Intellicom including acquisition costs, net of cash acquired.......                (803)                --
     Sale of net assets of telecommunications segment, net of selling costs.........               2,694                 --
     Acquired technology and other intangibles......................................              (1,913)                --
     Other assets...................................................................                (777)              (106)
                                                                                         -----------------     --------------
Net cash used in investing activities of continuing operations......................              (8,917)            (2,035)
                                                                                         -----------------     --------------
Net cash used in investing activities of discontinued operations....................                 (98)              (168)
                                                                                         -----------------     --------------

Cash flows from financing activities:
     Repayment of short-term debt...................................................                (612)                --
     Proceeds from issuance of long-term debt, net of cash issuance costs...........              13,358                 --
     Repayment of long-term debt....................................................                (955)              (196)
     Borrowings under revolving credit facility.....................................              18,285              8,647
     Payments under revolving credit facility.......................................             (21,215)            (9,111)
     Additional costs of issuance of redeemable convertible preferred stock.........                (152)                --
     Net proceeds from issuance of redeemable convertible preferred stock...........                  --             14,100
     Proceeds from sale of common stock, net of selling costs.......................             156,492                 --
     Proceeds from exercise of options..............................................               2,454                553
     Proceeds from exercise of warrants.............................................               1,671              2,168
     Preferred dividends paid in cash...............................................                 (95)                --
     Additional restricted cash.....................................................                 (72)                --
     Capitalized lease obligations paid.............................................                (904)               (84)
                                                                                         -----------------     --------------
Net cash provided by financing activities of continuing operations..................             168,255             16,077
                                                                                         -----------------     --------------
Net cash used in financing activities of discontinued operations....................               (1,038)            (857)
                                                                                         -----------------     --------------

Increase in cash and cash equivalents...............................................             139,450              9,781
Cash and cash equivalents, beginning of period......................................              12,504                 37
                                                                                                               --------------
                                                                                         =================
Cash and cash equivalents, end of period............................................          $  151,954           $  9,818
                                                                                         =================     ==============

                   The  accompanying   notes  are  an  integral  part  of  these
consolidated condensed financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements

1.   Basis of Presentation

The financial information, except for the balance sheet as of September 30, 1998, included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended June 30, 1999 and 1998.

The Company's annual report on Form 10-K/A for the fiscal year ended September 30, 1998, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying Consolidated Condensed Financial Statements. The Consolidated Condensed Balance Sheet as of September 30, 1998 was derived from the Company's audited Consolidated Financial Statements.

The results of operations for the three and nine months ended June 30, 1999 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

The balance sheet as of September 30, 1998 and the statements of operations and cash flow for the three and nine months ended June 30, 1998 have been restated for the effects of discontinued operations (see Note 3). Certain reclassifications have been made to conform with the current presentation.

2.    Cash and Cash Equivalents

Upon closing of the Secondary Offering (see Note 7), the Company invested the net proceeds in a standard interest-bearing bank account. Subsequent to June 30, 1999, the Company began investing the net proceeds in a variety of short-term, highly liquid investments, with various maturity dates.

3.    Discontinued Operations

Document Management Segment

On November 5, 1998, we agreed to sell our document management business, Micrographic Technology Corporation ("MTC") to Global Information Distribution GmbH ("GID") for an aggregate purchase price of approximately $5.1 million. GID paid $100,000 as a non-refundable deposit upon acceptance of the GID term sheet. GID will pay us the remaining $5.0 million at the closing. In April 1999, the Company's stockholders formally approved the plan to discontinue operations of its document management segment. Accordingly, the operating results of the document management segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The assets and liabilities of such operations have been reflected as a net asset.

Operating results of the discontinued document management segment are as follows (in thousands):

                               Three Months Ended            Nine Months Ended
                                    June 30,                      June 30,
                           -------------------------- --------------------------
                               1999         1998         1999          1998
                           ------------  ------------ ------------  ------------

Net sales..................   $ 3,329       $ 3,223     $ 10,949       $ 9,870
Loss before income taxes...       (15)         (285)        (568)       (1,510)
Income taxes...............        --            --           --            --
Net loss...................       (15)         (285)        (568)       (1,510)

Assets and liabilities of the discontinued document management segment are as follows (in thousands):

                                                       June 30,       September
                                                         1999         30, 1998
                                                      -----------    ----------

Current assets:
    Cash and cash equivalents........................    $    --      $    --
    Accounts receivable, net.........................      3,687       2,995
    Current portion of gross investment in leases....      1,077       1,579
    Inventories......................................        721       1,078
    Other current assets.............................        383         310
                                                      -----------    ---------
                                                           5,868       5,962
Gross investment in leases, net of current portion...      1,697       1,863
Property and equipment, net..........................        451         541
Goodwill, net........................................        225         644
Other assets.........................................        655         974
                                                      -----------    ---------
                                                           8,896       9,984
                                                      -----------    ---------
Current liabilities:
    Accounts payable and accrued expenses............      2,418       2,485
    Deferred revenue.................................        366         100
    Current portion of capital leases................         20          19
    Current portion of long-term debt................      1,283       1,280
                                                      -----------    ---------
                                                           4,087       3,884
Capital lease obligation, net of current portion.....         14          30
Long-term debt, net of current portion...............         --       1,015
                                                      -----------    ---------
                                                           4,101       4,929
                                                      ===========    =========
Net assets associated with discontinued operations...  $   4,795     $ 5,055
                                                      ===========    =========

Telecommunications Segment

In July 1998, the Company's Board of Directors adopted a plan to discontinue operations of its telecommunications segment. This segment consists of the Company's wholly-owned subsidiary Kansas Communications, Inc. ("KCI"), along with KCI's Milwaukee operations purchased from Executone Management Systems, Inc. Accordingly, the operating results of the telecommunications segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The assets and liabilities of such operations were reflected as a net asset as of September 30, 1998.

On February 12, 1999, substantially all of the assets of KCI were sold to Convergent Communications Services, Inc. ("Convergent Communications") for an aggregate purchase price of approximately $6.3 million subject to adjustment in certain events. Convergent Communications paid $100,000 in cash in November 1998 upon execution of the letter of intent to purchase and paid the remainder of the purchase price on the closing date as follows: (i) $1.4 million in cash; (ii) approximately 30,000 shares of Convergent Communications' parent company common stock with an agreed value of approximately $300,000 ($10.00 per share) (the "Convergent Shares"); (iii) a promissory note in the amount of $2.0 million which is payable on July 1, 1999 and bears simple interest at the rate of 11% per annum (the "First Convergent Note"); (iv) a promissory note in the amount of $1.0 million which is payable on the date that is 12 months following the closing date and bears simple interest at the rate of 8% per annum (the "Second Convergent Note"); and (v) a promissory note in an amount of $1.5 million which is payable on the date which is 12 months following the closing date and bears simple interest at the rate of 8% per annum and is subject to mandatory prepayment in certain events (the "Third Convergent Note"). Furthermore, a purchase price adjustment subsequent to closing provided the Company with additional Convergent Shares with an agreed value of $198,000 for a total investment in Convergent Shares of $498,000, which is classified as other assets on the accompanying consolidated condensed balance sheet. The sale of KCI's assets resulted in a gain of $2.3 million, which is being deferred until the Company has collected the $4.5 million of notes receivable issued in connection with this sale. On April 6, 1999, Convergent Communications paid $1.5 million of the First Convergent Note. In July 1999, the Third Convergent Note was paid in full, as well as the remaining amount due on the First Convergent Note.

Operating results of the discontinued telecommunications segment are as follows (in thousands):

                                 Three Months Ended          Nine Months Ended
                                     June 30, (1)               June 30, (1)
                                ------------------------ -----------------------
                                    1999         1998       1999         1998
                                ------------  ---------- -----------  ----------

Net sales......................       $ --       $ 4,425    $ 4,730     $ 12,817
Income before income taxes.....         --           253        216          368
Income taxes...................         --            --        (73)         --
Net income.....................         --           253        169          368
------------------------

     (1) Operating results for KCI are only through the date of disposition.

Assets and liabilities of the discontinued telecommunications segment were as follows (in thousands):

                                                                  September 30,
                                                                       1998
                                                                 ---------------

Current assets:
    Cash and cash equivalents...........................                $     --
    Accounts receivable, net............................                   1,734
    Inventories.........................................                   2,248
    Other current assets................................                      36
                                                                 ---------------
                                                                           4,018
Property and equipment, net.............................                     427
Goodwill, net...........................................                   1,663
Other assets............................................                      21
                                                                 ---------------
                                                                           6,129
                                                                 ---------------
Current liabilities:
    Accounts payable and accrued expenses...............                   1,582
    Current portion of capital leases...................                      32
    Deferred revenue....................................                     593
                                                                 ---------------
                                                                           2,207
Capital lease obligation, net of current portion........                      47
                                                                 ---------------
                                                                           2,254
                                                                 ---------------
Net assets associated with discontinued operations......               $   3,875
                                                                 ===============

4.    Acquisition of Intellicom

On February 9, 1999, a wholly-owned subsidiary of the Company merged with and into Intelligent Communications, Inc. ("Intellicom", the "Intellicom Acquisition"). Intellicom is a provider of two-way satellite Internet access options using very small aperture terminal technology ("VSAT"). The purchase price of $14.5 million was comprised of: (i) a cash component of $500,000 (the "Cash Consideration"); (ii) a promissory note in the amount of $1.0 million bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note"); (iii) a promissory note in the amount of $2.0 million bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note, the "Debt Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7.5 million (the "Closing Shares"); and
(v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3.5 million (the "Anniversary Shares", together with the Closing Shares, the "Equity Consideration"). In addition, a demonstration bonus of $1.0 million payable in cash or shares of the Company's common stock at the Company's option within one year after closing if certain conditions are met is also a part of the purchase price; however, due to the uncertainty as to whether or not such performance criteria will be met, the Company has not accrued for such contingent consideration. To the extent such conditions are met, the payment will increase intangible assets associated with acquired technology.

The purchase price, including direct merger costs, has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. The fair value of assets and liabilities assumed is summarized as follows (in thousands):

Current assets..........................................$     503
Property and equipment..................................      684
Acquired technology.....................................   16,075
Other assets............................................       77
Current liabilities.....................................    2,470

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

The nature of the developed technology acquired provides the Company with a proprietary satellite system, involving both hardware and software, which provides a high-performance, two-way satellite-based Internet access service. The nature of the acquired technology will, among other things, allow the Company to lower the costs of bringing the Internet to small- and medium-sized independent cable operators. The technology acquired has already been tested and proven to be a viable business. Therefore, the Company believes that the underlying technology acquired in the Intellicom Acquisition is not subject to rapid change, and such acquired technology will support the Company's business plan over the typical length of its contracts without having to significantly change or enhance the acquired technology. The Company's contracts with its cable affiliates typically run from five to ten years. In determining how much of the purchase price in excess of the tangible book value of Intellicom to allocate to acquired technology, the Company considered that there was little value ascribable to other intangible assets, such as customer lists or workforce. Rather, the Company, after careful consideration, determined that the fair market value of the acquired technology is equivalent to the intangible assets acquired in this acquisition. The Company, therefore, will be amortizing this amount by the straightline method over a period of seven years, the average term of a typical cable affiliate contract as well as the anticipated useful life of this acquired technology.

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

                                    Three Months Ended         Nine Months Ended
                                         June 30,                  June 30,
                                  ------------------------  --------------------
                                    1999          1998       1999        1998
                                  ----------   ----------  ---------   --------

Net sales......................... $ 1,317       $  846     $ 3,602     $ 2,690
Net loss applicable to common
    shares.......................  (18,689)      (3,999)    (35,719)     (8,949)
Basic and diluted net loss
    applicable to common shares...   (1.27)       (0.53)      (3.31)      (1.25)

In April 1999, the Company paid the First Promissory Note and related interest in full with a combination of cash and equity. The Company paid $634,000 in cash and the remainder with 11,725 shares of common stock, which had a value of $388,000.

5.    Acquired Technology and Other Intangibles

Acquired   technology  and  other  intangibles  consist  of  the  following  (in thousands):

                                            June 30,         September 30,
                                              1999                1998
                                        ----------------    ------------------

 Acquired technology..................      $  16,075              $     --
 Cable affiliate launch incentives....         11,088                    --
 Goodwill.............................             --                 1,244
                                        ----------------    ------------------
                                               27,163                 1,244
 Accumulated amortization.............         (1,536)                 (933)
                                        ================    ==================
                                            $  25,627              $    311
                                        ================    ==================

In July 1998, the Company adopted its Cable Affiliate Incentive Program (the "Program"). This Program provides an additional incentive to the Company's cable affiliates to launch the Company's ISP Channel, Inc. ("ISP Channel") Internet services. Under the Program, the Company offers to pay incentive bonuses, in cash or shares of common stock, to qualifying cable affiliates who enter into exclusive, multiple-year contracts with ISP Channel. These launch incentives are paid out over the life of the contract in relation to the roll-out of ISP Channel services at each installed cable head-end. In accordance with these terms, the Company capitalizes these cable affiliate launch incentives and amortizes them over the life of each respective contract, typically five to ten years.

On March 24, 1999, the Company entered into an agreement with Teleponce Cable TV, ("Teleponce", the "Teleponce Agreement"), a cable operator in Puerto Rico, in which the Company would issue 660,000 shares of common stock to an investor in exchange for $15.0 million in cash and a modification of the affiliate agreement between the Company and Teleponce, which is controlled by that investor. During the quarter, the Company issued these shares, and recognized an intangible asset, a cable affiliate launch incentive, in the amount of $8.9 million. This intangible asset represents the difference between the market value per common share as of the date the Teleponce Agreement was entered into and the cash consideration provided in the Teleponce Agreement.

During the quarter ended June 30, 1999, goodwill became  fully-amortized.

6.    Long-Term Debt and Debt Issuance Costs

On January 12, 1999, the Company executed an agreement with two institutional investors whereby the Company issued $12.0 million in senior subordinated convertible notes (the "Notes"). Such Notes bear an interest rate of 9% per year and mature in 2001. These Notes are convertible into the Company's common stock with an initial conversion price of $17.00 per share until July 1, 1999 and, thereafter, at the lower of $17.00 per share (the "Initial Conversion Price") and the lowest five-day average closing bid price of the Company's common stock during the 30-day trading period ending one day prior to the applicable conversion date (the "Conversion Price"). Upon issuance of the Notes, the Company's market price of its common stock exceeded the Conversion Price, thereby creating a beneficial conversion feature (the "Note Conversion Benefit"). Thus, the Company has recorded additional interest expense of $1.2 million, representing the value of the Note Conversion Benefit. In connection with these Notes, the Company issued to these investors warrants to purchase an aggregate of 300,000 shares of the Company's common stock. These warrants have an exercise price of $17.00 per share and expire in 2003. The fair value of these warrants of $4.3 million is treated as issuance costs of the Notes (see below).

In April  1999,  as a result of the  Secondary  Offering  (see  Note 7),  and in conjunction with an anti-dilution provision associated with the Notes, the Initial Conversion Price was reduced from $17.00 to $16.49 per share. Furthermore, in order to secure three month lock-up agreements from the holders of the Notes in conjunction with the Company's Secondary Offering (see Note 6), the Company entered into a new arrangement with the holders of the Notes to issue all future interest payments, beginning with the third fiscal quarter of 1999, in the form of convertible notes with substantially the same form and features as the original Notes. Therefore, the Company has issued an additional $270,000 in notes, representing interest for the quarter, as of June 30, 1999 (the "Interest Notes"). The issuance of these Interest Notes also resulted in a Note Conversion Benefit. As a result, an additional $173,000 will be recognized as additional interest expense due to this additional Note Conversion Benefit.

The costs related to the issuance of the Notes and other miscellaneous financings, including the value of the warrants issued in connection with the Notes and other financings, were capitalized and are being amortized to interest expense using the effective interest method over the life of the debt. These debt issuance costs are presented as other assets, net of amortization, of $3.5 million on the accompanying consolidated condensed balance sheet as of June 30, 1999.

In February 1999, the Company issued the $2.0 million Second Promissory Note in conjunction with the Intellicom Acquisition (see Note 4).

On February 5, 1999, a single holder of the Company's 9% convertible debentures due 2000 converted a debenture in the face amount of $402,000 into 59,483 shares of the Company's common stock. These 9% debentures have a conversion price of $6.75 per share of common stock. In April 1999, additional convertible subordinated notes, having an aggregate face amount of $86,000, were converted into 11,268 shares of the Company's common stock. These debentures had conversion prices ranging from $6.75 and $8.10 per share of common stock.

Long-term debt is summarized as follows (in thousands):

                                              June 30,         September 30,
                                                1999                1998
                                          ----------------    ------------------

Revolving credit facility................      $   2,167           $    5,120
Senior subordinated convertible notes....         12,270                   --
Convertible subordinated notes...........          3,463                3,951
Promissory note..........................          2,000                   --
Other....................................          1,563                  690
                                          ----------------    ------------------
                                                  21,463                9,761
Less current portion.....................         (3,017)                (541)
                                          ----------------
                                                              ==================
                                               $  18,446            $   9,220
                                          ================    ==================

7.    Redeemable Convertible Preferred Stock and Common Stock

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

In February 1999, the Company issued an aggregate of 782,352 shares of common stock pursuant to the conversion of the 10,251.56 shares of the Company's outstanding Series B redeemable convertible preferred stock. The Series B redeemable convertible preferred stock, including accrued dividends, was converted into common shares at the conversion price of $13.20 per share.

In May 1999, the Company issued an aggregate of 853,770 shares of common stock pursuant to the conversion of the 7,625.39 shares of the Company's outstanding Series C redeemable convertible preferred stock, representing the last of the Company's redeemable convertible preferred stock. The Series C redeemable convertible preferred stock, including accrued dividends, was converted into common shares at the conversion price of $9.00 per share. In addition, the Company incurred a penalty of $498,000, presented as other expense on the accompanying consolidated condensed statements of operations for the three and nine months ended June 30, 1999, as a result of a delay in its ability to register the underlying common stock of the Series C redeemable convertible preferred stock with the Securities and Exchange Commission. This penalty was paid to the holders of the Series C redeemable convertible preferred stock through the issuance of an additional 55,378 shares of common stock.

Dividends

During the quarter ended December 31, 1998, the Company declared a dividend on both its outstanding Series B redeemable convertible preferred stock and its outstanding Series C redeemable convertible preferred stock, payable on December 31, 1998 to the respective stockholders of record at the close of business on December 28, 1998. Dividends for the Series B redeemable convertible preferred stock, payable at an annual rate of 5%, were paid at the Company's option in the form of 126.56 additional shares of the Company's Series B redeemable convertible preferred stock. Dividends for the Series C redeemable convertible preferred stock, payable at an annual rate of 5%, were paid at the Company's option in the form of 94.14 additional shares of the Company's Series C redeemable convertible preferred stock. In addition, the Company accrued for dividends on its Series A redeemable convertible preferred stock through the date of conversion at an annual rate of 5%. Dividends for the quarter ended December 31, 1998, were valued at $243,000.

During the quarter ended March 31, 1999, the Company declared a dividend on its outstanding Series C redeemable convertible preferred stock, payable on March 31, 1999 to the respective stockholders of record at the close of business on March 26, 1999. Dividends for the Series C redeemable convertible preferred stock, payable at an annual rate of 5%, were paid at the Company's option in cash. In addition, the Company accrued for dividends on its Series B redeemable convertible preferred stock through the date of conversion at an annual rate of 5%. Dividends for the quarter ended March 31, 1999, were valued at $171,000.

During the quarter ended June 30, 1999, the Company accrued for dividends on its Series C redeemable convertible preferred stock through the date of conversion at an annual rate of 5%. Dividends for the quarter ended June 30, 1999, were valued at $59,000.

Common Stock

In February 1999, the Company entered into a license agreement with Inktomi Corporation ("Inktomi", the "Inktomi Licensing Agreement") allowing the Company rights to install certain Inktomi caching technology into the Company's cable and satellite network infrastructure. The Inktomi Licensing Agreement is valued at $4.0 million for a total of 500 licenses, of which the first $1.0 million was paid with 65,843 shares of the Company's common stock and the remaining amount is payable in cash in eight subsequent quarterly payments of $375,000 ($750,000 having been paid through June 30, 1999). The Inktomi Licensing Agreement allows the Company to purchase up to 500 additional licenses during the first four years of the agreement. The first licenses are expected to be installed in the fourth quarter of fiscal 1999. These prepaid license fees of $1.75 million are presented as other assets on the accompanying consolidated condensed balance sheet as of June 30, 1999.

On April 12, 1999, the Company issued 660,000 shares of common stock to an investor in exchange for $15.0 million in cash and a modification of the affiliate agreement between the Company and Teleponce (see Note 4).

On April 13, 1999, the Company held its annual stockholders' meeting (the "Annual Stockholders' Meeting"). At this meeting, the following proposals, among others, were approved: (i) an increase in the number of common shares authorized was increased from 25,000,000 to 100,000,000; (ii) the Company's 1998 Stock Incentive Plan (the "1998 Plan") under which 3,350,668 shares of common stock were reserved for issuance; (iii) the sale of the Company's document management segment (see Note 2); and (iv) the Company's reincorporation in Delaware.

On April 28, 1999, the Company completed a secondary public offering (the "Secondary Offering"), in which it sold 4,600,000 shares of common stock at $33.00 per share. The Company received $142.0 million in cash, net of underwriting discounts, commissions and other offering costs.

8.    Stock Options and Warrants

The following table summarizes the outstanding options and warrants to purchase shares of common stock for the nine months ended June 30, 1999:

                                                                                             Outstanding
                               Outstanding options          Outstanding warrants         options and warrants
                            ---------------------------    ------------------------    ------------------------
                                           Weighted                      Weighted                    Weighted
                                           average                       average                     average
                                           exercise                      exercise                    exercise
                             Shares          price         Shares         price         Shares        price
                            -----------    ------------    ---------     ----------    ----------    ----------
Outstanding as of
   September 30, 1998...    1,370,125           $7.42      832,399          $9.27      2,202,524          $8.12

Granted.................    2,175,550          $15.48      303,013         $17.13      2,478,563         $15.68
Exercised...............     (387,445)          $6.33      (254,207)        $7.62      (641,652)          $6.84
Canceled................      (84,219)         $11.62       (28,142)       $10.12      (112,361)         $11.24
                            -----------                    ---------                   ----------

Outstanding as of
   June 30, 1999......      3,074,011          $13.16      853,063         $12.52      3,927,074         $13.02
                            ===========                    =========                   ==========

In April 1999, the Company adopted the 1998 Plan and reserved 3,350,668 shares for issuance thereunder. The 1998 Plan provides for the grants of non-qualified and incentive stock option grants to officers, employees and other individuals. Under the terms of the 1998 Plan, options have a maximum term of ten years from the date of grant. The granted options have various vesting criteria depending on the grantee; however, most grants having a vesting period of four years.

During the period from October 1998 to April 1999, the Company granted to certain employees, pending stockholder approval, an aggregate of 1,618,550 incentive and non-qualified common stock options at a weighted average exercise price of $12.74 per share, net of employee terminations. Primarily as a result of the adoption of the 1998 Plan (see Note 6), and in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company will recognize a non-cash compensatory charge over the remaining vesting period on a straightline basis totaling approximately $76.6 million relating to the issuance of these stock options. Although all of the options issued under the 1998 Plan were granted at what was then the fair market value of the Company's common stock on the date of grant, the Company must recognize a non-cash compensation charge for the difference between the various grant prices and $59.875, the closing price of the Company's common stock on the date of stockholder approval of the plan. Accordingly, the Company will record a total charge of approximately $76.6 million, which will be amortized as a non-cash compensation expense over the remaining vesting period of such stock options. As a result, the Company recognized $5.4 million as compensation expense related to stock options for the quarter ended June 30, 1999 for employee stock options.

In addition to employee stock options, the Company has granted stock options to certain non-employees. In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company recognizes deferred compensation charges with respect to the 118,000 option shares it has issued to certain consultants. These deferred compensation charges are being amortized, on an accelerated basis, in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of such options. The Company has recognized $331,000 of these charges for the quarter ended June 30, 1999 and has $706,000 remaining as deferred compensation related to these non-employee options as of June 30, 1999.

9. Segment Information

The Company operates principally in two business segments: (i) cable-based Internet services through its wholly-owned subsidiary, ISP Channel, and (ii) satellite-based Internet services through its wholly-owned subsidiary,
Intellicom. The Company previously reported two other business segments: document management and telecommunications. However, these two segments are now reported as discontinued operations (see Note 3). Segment information for continuing operations is as follows (in thousands):

                                                         Three Months Ended               Nine Months Ended
                                                              June 30,                         June 30,
                                                     ----------------------------    ----------------------------
                                                         1999           1998            1999            1998
                                                     ------------    ------------    ------------    ------------
Net sales:
    Subscriber fees........................               $   295         $   88          $  678          $  193
    Modem fees and other...................                   196             17             459              32
    Dial-up fees...........................                   230            193             577             539
                                                     ------------    ------------    ------------    ------------
       ISP Channel.........................                   721            298           1,714             764
    Intellicom.............................                   596             --           1,074              --
                                                     ============    ============    ============    ============
                                                         $  1,317         $  298         $ 2,788          $  764
                                                     ============    ============    ============    ============
Operating expenses:
    Sales and marketing....................              $  3,979         $  869         $ 8,304         $ 1,256
    Engineering............................                 1,697            172           3,162             387
    General and administrative.............                 2,007            695           5,785           1,149
                                                     ------------    ------------    ------------    ------------
       ISP Channel.........................                 7,683          1,736          17,251           2,792
    Intellicom.............................                  714              --           1,059              --
    Corporate..............................                   95             757             198           1,629
    Compensation expense related to stock
       options.............................                 5,680             --           6,721              --
    Depreciation and amortization..........                 1,810            234           3,737             580
                                                     ============    ============    ============    ============
                                                         $ 15,982        $ 2,727        $ 28,966         $ 5,001
                                                     ============    ============    ============    ============
Loss from continuing operations:
    ISP Channel............................             $ (9,186)       $ (1,986)       $(20,248)      $ (3,130)
    Intellicom.............................               (1,164)              --         (1,769)             --
    Corporate..............................               (5,775)           (778)         (6,919)        (1,692)
                                                     ============    ============    ============    ============
                                                        $(16,125)       $ (2,764)       $(28,936)      $ (4,822)
                                                     ============    ============    ============    ============

10.  Supplemental Cash Flow Information

The following is supplemental cash flow information for the nine months ended June 30 (in thousands):

                                                                 1999     1998
                                                               --------  -------
Cash paid during the period for:
   Interest.................................................. $  1,189    $  717

Supplemental non-cash transactions:
   Acquisition of Intellicom-Equity Consideration............ $ 10,819    $   --
   Acquisition of Intellicom-Debt Consideration..............    3,000        --
   Acquisition of Intellicom-debt acquired...................      600        --
   Notes receivable received in connection with
      disposal of telecommunications segment.................    4,500        --
   Shares of purchaser received in connection with
      disposal of telecommunications segment.................      498        --
   Common stock issued for the conversion of
      redeemable convertible preferred stock.................   18,254     2,000
   Common stock issued for the conversion of
      subordinated notes.....................................      488     1,046
   Convertible debt issued for acquisition of
      equipment leases.......................................       --     1,444
   Value assigned to common stock warrants issued
      upon the issuance of long-term debt....................    4,334        --
   Value assigned to common stock warrants issued
      upon the issuance of redeemable convertible
      preferred stock........................................       --       435
   Value assigned to common stock issued in
      connection with cable affiliate launch incentives .....    8,925        --
   Value assigned to conversion feature of new debt..........    1,408        --
   Repayment of short-term debt with common stock............      388        --
   Equipment acquired by capital lease.......................    4,053       326
   Prepaid license fees paid with issuance of common stock...    1,000        --
   Deferred compensation associated with the
      issuance of common stock options.......................   78,441        --
   Preferred dividends paid with the issuance of
      additional redeemable convertible preferred stock......      221        62
   Preferred dividends paid with the issuance of common stock      157         6

11.   Subsequent Events

On July 7, 1999, the Company and Mediacom LLC ("Mediacom"), a cable operator based in New York, announced an exclusive agreement to deploy the Company's Internet services throughout Medicacom's cable properties. Subject to completion of final documents, the agreement is for ten years, with a minimum of five years guaranteed. As compensation for Mediacom's upgrade costs, rollout commitments and for the exclusive long-term rights to deliver the Company's Internet services to Mediacom's customers, the Company will issue to Mediacom 3.5 million shares of common stock, the value of which will be capitalized as an additional intangible asset, a cable affiliate launch incentive.

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

Overview

During fiscal 1998, we made a strategic decision to focus on becoming, through our wholly-owned subsidiary, ISP Channel, (which was formerly known as MediaCity World, Inc.), the dominant cable-based provider of high-speed Internet access, as well as of other digital communications services, to homes and businesses in the franchise areas of certain small- and medium-sized cable systems. As part of this new focus, on February 9, 1999 we completed the purchase of Intellicom, the former Xerox Skyway Network. We believe that integrating this new technology into our existing business plan will allow us to cost effectively provide our ISP Channel service to smaller systems in more remote areas as well as to certain other markets including apartment buildings, hotels, hospitals, and schools, thereby decreasing our cost structure and increasing our potential market size. Also in line with this strategy, we determined in 1998 to divest our two other businesses: MTC, a wholly-owned subsidiary offering document management solutions, and KCI, a wholly-owned subsidiary which sold and serviced telephone systems, third party computer hardware and application-oriented peripheral products. On February 12, 1999, we completed the divestiture of KCI. In addition, on November 5, 1998, we entered into a letter of intent for the sale of MTC, which we modified in March 1999. Since July 27, 1998, we have reclassified and reported KCI in discontinued operations. On April 13, 1999, we obtained stockholder approval to divest MTC and therefore are now treating MTC as a discontinued operation. We have accordingly restated the Consolidated Condensed Financial Statements appearing elsewhere in this quarterly report. On April 28, 1999, we received $142.0 million in net proceeds from the underwritten public sale of 4,600,000 shares of our common stock (the "Secondary Offering").

We began providing Internet services following our acquisition of ISP Channel in June 1996. While we continue to offer the traditional dial-up Internet access business acquired at, and built up since that time, our primary objective is to become the dominant provider of high-speed Internet access via the existing cable television infrastructure to homes and businesses in the franchise areas of small- and medium-sized cable television systems. We seek to enter into exclusive multi-year agreements with cable affiliates that permit ISP Channel to provide high-speed Internet access and other services to homes and businesses served by these cable systems through cable modems and, in the future, through television set-top boxes.

On February 9, 1999, we completed the purchase of Intellicom. Through use of a proprietary satellite system that utilizes VSAT technology, Intellicom currently provides two-way Internet connectivity to local Internet service providers ("ISPs"), school systems and businesses, primarily located in remote and rural areas. Intellicom's VSAT network provides coverage and thus allows connectivity, throughout the 48 lower states as well as in southern Canada, southern Alaska, Puerto Rico, Latin America and the Caribbean. Intellicom offers a wide range of Internet services based on its proprietary service called T1 Plus, that presently offers users up to 2 Mbps data transfer rates.

Additionally, while Intellicom will continue to market its services to its current market business, Intellicom also provides ISP Channel with the in-house ability to bypass many of the high cost terrestrial telephone links that ISP Channel has historically used to connect the cable head-ends of its affiliated cable operators to its own network operations center. As of July 31, 1999, there were 11 VSATs installed at ISP Channel's 43 operational head-ends. We believe that integrating this new technology into our existing business plan will allow us to cost effectively provide our ISP Channel service to smaller systems in more remote areas as well as to certain other markets including apartment buildings, hotels, hospitals, and schools, thereby decreasing our cost structure and increasing our potential market size.

ISP Channel Affiliates. As of July 31, 1999, ISP Channel had contracts for service with 42 cable operators representing over 170 cable systems and approximately 1.79 million homes passed. A total of 43 of these systems, representing approximately 467,000 homes passed, have been equipped and have begun offering our services. As of July 31, 1999, the Company had over 4,700 residential and business subscribers on its ISP Channel service. On July 7, 1999, we announced an exclusive ten-year agreement to deploy ISP Channel services throughout Mediacom's cable properties. Mediacom is one of the top ten independent cable operators in the country whose systems, upon completion of certain acquisitions, will pass over one million homes.

In order to further expand our cable-based Internet subscriber base, we continue to aggressively pursue affiliation agreements with other cable operators under which we obtain the exclusive right to market cable-based Internet services to existing cable television subscribers in such cable operators' systems. We anticipate that this policy of rapid deployment will result in substantial capital expenditures, operating losses and negative cash flow in the near term. While we believe that we currently have sufficient cash and financing sources available to fund our operations through the year 2000, we cannot assure you, however, that we will be able to access additional capital to finance our strategy in the longer term or to implement our strategy or achieve positive cash flow or profitability in a timely fashion, or at all.

ISP Channel Revenue Sources. In providing Internet services, we receive revenue from the provision of (i) cable modem-based Internet access services and (ii) traditional dial-up Internet access services. Currently, we or, in certain cases, our local cable affiliate, typically charge new cable modem-based Internet access subscribers a one-time connection fee of $99, which fee includes modem installation but excludes any required modification of the existing cable television connection which is usually performed by the local cable affiliate. Thereafter, each subscriber pays a monthly access fee, which is currently as low as $29.95 per month, and it is our expectation that such rates will decrease over time. We currently purchase a majority of the cable modems used by subscribers, who are charged a nominal lease or rental charge. We anticipate, however, that the percentage of customers purchasing their own modems will increase as modem prices continue to decrease and standardization becomes more prevalent. We do not charge new dial-up subscribers a connection fee, but we do charge them a monthly access fee of approximately $20.

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

Intellicom Revenue Sources. Intellicom provides a comprehensive range of products and services, supported by a stable, low-cost VSAT system, based on two-way satellite technology, that are primarily intended to provide high-speed access to the Internet. Connectivity services are provided through a range of VSAT options for customers requiring broadband access to the Internet. These customers execute term service agreements and are typically charged a one-time installation fee of $3,000 per site. Intellicom then receives monthly recurring access fees typically ranging from $1,350 to $3,300 per month per site based on data transfer rates. These customers then provide dial-up connectivity to their end-user base using Intellicom as their primary gateway to the Internet and rely on Intellicom to connect, secure and maintain their network integrity. Unlike its competitors, Intellicom designs and out-sources the manufacture of its VSAT equipment specifically for its applications.

Intellicom also sells a variety of products and services, including the Edge Connector (TM) which is a turnkey Internet server with an integrated series of application software packages and CachePlus (TM), Intellicom's network caching solution. All of these products and services are integrated to provide customers with a total solution to their Internet application needs.

Finally, Intellicom also provides traditional data processing services to a number of large commercial users. This business is considered a legacy business and is expected to end in the fourth fiscal quarter of 1999.

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

In addition, we incur telecommunications costs associated with our Internet backbone connectivity as well as costs associated with leasing telecommunications capacity such as fiber where such capacity is used, among other things, to link our equipment at the cable system head-end back to our network operations center in Mountain View, California. We also incur expenses associated with satellite capacity required for Intellicom, which is leased from GE Americom and Satmex. We anticipate that the utilization of Intellicom's network as a substitute for third party terrestrial links will provide significant cost savings to us as it grows. There are two major cost benefits to us in using Intellicom's VSAT capacity to supplement or replace our current landline-based communications infrastructure. First, for downstream Internet traffic, it enables us to simultaneously broadcast data from one single source to our entire network of head-end-based receivers which, in conjunction with other factors including "caching" produces significant efficiencies over comparable landline systems. Second, for upstream traffic, it permits us to allocate the necessary capacity required by each head-end in smaller increments (and consequently lower cost) than would be available using terrestrial links, such as T1 lines.

Operating Expenses. Operating expenses include (i) sales and marketing expense, which consists primarily of salaries, commission, and promotional expenses associated with the direct marketing and sales effort, as well as the expenses associated with telemarketing, customer care and new business development; (ii) engineering expense, which consists primarily of salaries and related costs associated with our network operations center, field engineering and research staff; and (iii) general and administrative expense, which consists primarily of salaries and associated professional costs related to our executive, finance, legal, human resources and other administrative functions. We expect operating expenses to continue to increase as we ramp-up our efforts associated with increasing cable modem customer penetration in our existing markets, and as we grow our business by introducing our services in new markets.

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

Compensation Expense Related to Stock Options. We record non-cash compensation expense related to the value attributed to common stock options granted to non-employees. The non-vested portions of these option grants are revalued on a quarterly basis with respect to the then current fair market value of our common stock using the Black-Scholes method. These non-cash compensation expenses are then amortized over their respective vesting periods, which is typically three years.

In addition to the above, during the period from October 1998 to April 1999, the Company granted to certain employees, pending stockholder approval, an aggregate of 1,618,550 incentive and non-qualified common stock options at a weighted average exercise price of $12.74 per share, net of employee terminations. Following approval of the 1998 Stock Incentive Plan at the annual stockholders' meeting, the Company will recognize a non-cash compensatory charge over the remaining vesting period totaling approximately $76.6 million relating to the issuance of these stock options. Although all of the options issued under the 1998 Stock Incentive Plan were granted at what was then the fair market value of the Company's common stock on the date of grant, the Company must recognize a non-cash compensation charge for the difference between the various grant prices and $59.875, the closing price of the Company's common stock on the date of the annual stockholders' meeting.

Capital Expenditures. In order to pursue our business plan, we expect to incur significant capital expenditures to provide our turnkey solution for cable operators, principally relating to the installation of head-end equipment and the purchase of customer premise equipment such as cable modems and satellite service related equipment. The cost of cable modems is expected to decline over time as economies of scale in production and the advent of new market entrants in manufacturing cable modems push prices down. However, we recognize that, in line with experience in other subscription service industries, we may need to subsidize both the cost of installation and the cable modem equipment for the customer. Such expenditures, however, are expected to be offset in part by the savings resulting from decreased costs of installation and prices for such equipment as equipment is standardized and production volumes increase, respectively.

Results of operations for the Three Months Ended June 30, 1999 compared to the Three Months Ended June 30, 1998

Net Sales. Consolidated net sales increased $1.0 million, or 342%, to $1.3 million for the three months ended June 30, 1999, as compared to $298,000 for the same period in 1998. Net sales for ISP Channel increased $423,000, or 142%, to $721,000 for the three months ended June 30, 1999, as compared to $298,000 for the same period in 1998, as a result of signing up new cable affiliates and obtaining new cable modem customers. Net sales associated with ISP Channel's subscriber fees increased $207,000, or 235%, to $295,000 for the three months ended June 30, 1999, as compared to $88,000 for the same period in 1998. Net sales associated with the installation of cable modems to ISP Channel subscribers increased $179,000 to $196,000 for the three months ended June 30, 1999, as compared to $17,000 for the same period in 1998. We believe that subscriber fee and cable modem installation revenues will continue to increase as ISP Channel continues to rollout its business plan. Net sales associated with the segment's non-cable based dial-up and business-to-business Internet access offerings increased $37,000, or 19%, to $230,000 as compared to $193,000 for the same period in 1998.

In addition to the net sales of ISP Channel, our consolidated net sales for the quarter ended June 30, 1999 now include the results of Intellicom, which we acquired in February 1999. Net sales for Intellicom for the three months ended June 30, 1999, were $596,000. Of this total, $314,000 represents net sales from Intellicom's core business of satellite-based Internet services. The remaining $282,000 represents other sources of revenue, of which the biggest component was $196,000 from non-satellite-based data processing, a legacy business for Intellicom. We believe that satellite-based revenues will grow in the future while data processing revenues are expected to end during the fourth fiscal quarter of 1999.

Cost of Sales. Consolidated cost of sales increased $1.1 million, or 336%, to $1.5 million for the three months ended June 30, 1999, as compared to $335,000 for the same period in 1998. Cost of sales for ISP Channel increased $665,000, or 199%, to $1.0 million for the three months ended June 30, 1999, as compared to $335,000 for the same period in 1998, as a result of the corresponding growth in net sales. The single largest component of ISP Channel's cost of sales are telephony costs, which amounted to $695,000 for the quarter ended June 30, 1999 as compared to $286,000 for the same period in 1998. We believe that these costs will remain the same or decrease as a percentage of total net sales as ISP Channel expects to realize some degree of cost savings in its telephony charges due to the replacement of high cost terrestrial telephone links in certain areas with Intellicom's satellite-based technology, which has a lower cost basis in most cases.

In addition to the cost of sales of ISP Channel, our consolidated cost of sales for the quarter ended June 30, 1999 now include the results of Intellicom, which we acquired in February 1999. Cost of sales for Intellicom for the three months ended June 30, 1999 were $460,000. The single largest component of Intellicom's cost of sales are the transponder fees that it pays for leased satellite capacity, which amounted to $266,000 for the quarter ended June 30, 1999. We believe that these costs will increase as Intellicom has plans to lease segment space on additional satellites in the future in anticipation of a more aggressive roll-out of Intellicom's business plan.

Selling and Marketing. Consolidated selling and marketing expenses increased $3.3 million, or 383%, to $4.2 million for the three months ended June 30, 1999, as compared to $869,000 for the same period in 1998. Selling and marketing expenses for ISP Channel increased $3.1 million, or 358%, to $4.0 million for the three months ended June 30, 1999, as compared to $869,000 for the same period in 1998. The significant growth in ISP Channel's selling and marketing expense is a result of the significant hiring that we have done to properly staff these departments. In addition, ISP Channel launched its first-ever nationwide marketing campaign, "Run with the Fast Crowd" in an effort to add subscribers, as well as to attract new cable affiliates. We believe that these costs will continue to increase as ISP Channel continues to develop its business and enhance its sales efforts with recurring nationwide marketing campaigns.

In addition to the selling and marketing expenses of ISP Channel, our consolidated selling and marketing expenses now include the results of Intellicom, which we acquired in February 1999. Selling and marketing expenses for Intellicom for the three months ended June 30, 1999 were $217,000. We believe that these costs will increase as Intellicom begins to staff these functions in anticipation of rolling out its business plan to generate new customers.

Engineering. Consolidated engineering expenses increased $1.7 million, or 979%, to $1.9 million for the three months ended June 30, 1999, as compared to $172,000 for the same period in 1998. Engineering expenses for ISP Channel increased $1.5 million, or 886%, to $1.7 million for the three months ended June 30, 1999, as compared to $172,000 for the same period in 1998. The growth in ISP Channel's engineering expense is a result of the hiring that we have done to properly staff this department as ISP Channel continues to grow. We believe that these costs will continue to increase as ISP Channel continues to develop its business.

In addition to the engineering expenses of ISP Channel, our consolidated engineering expenses now include the results of Intellicom, which we acquired in February 1999. Engineering expenses for Intellicom for the three months ended June 30, 1999 were $160,000. We believe that these costs will increase as Intellicom begins to staff these functions in anticipation of rolling out its business plan to generate new customers.

General and Administrative. Consolidated general and administrative expenses increased $987,000, or 68%, to $2.4 million for the three months ended June 30, 1999, as compared to $1.5 million for the same period in 1998. Our corporate and ISP Channel general and administrative expenses increased $650,000, or 45%, to $2.1 million for the three months ended June 30, 1999, as compared to $1.5 million for the same period in 1998. The growth in our corporate and ISP Channel general and administrative expense is a result of the hiring that we have done to properly staff our administrative, executive and finance departments as we continue to grow. We believe that these costs will continue to increase as a result of the continued expansion of our administrative staff and facilities to support growing operations.

In addition to the general and administrative expenses of ISP Channel and our corporate operations, our consolidated general and administrative expenses now include the results of Intellicom, which we acquired in February 1999. General and administrative expenses for Intellicom for the three months ended June 30, 1999 were $337,000. We believe that these costs will increase as Intellicom begins to staff these functions to support growing operations.

Depreciation and Amortization. Consolidated depreciation and amortization expenses increased $1.6 million, or 674%, to $1.8 million for the three months ended June 30, 1999, as compared to $234,000 for the same period in 1998. Depreciation and amortization for ISP Channel and our corporate operations increased $939,000, or 401%, to $1.2 million for the three months ended June 30, 1999, as compared to $234,000 for the same period in 1998 as a result of increased depreciation on expanded property, plant and equipment as well as amortization of costs associated with ISP Channel's Cable Affiliates Incentive Program. We believe that these expenses will increase as we continue to expand our facilities and continue to offer additional incentives to acquire new cable affiliates. In particular, we expect the amortization of the intangible asset associated with ISP Channel's Cable Affiliates Incentive Program to increase significantly as a result of the agreement with Mediacom and other new cable affiliates.

In addition to the depreciation and amortization expenses of ISP Channel and our corporate operations, our consolidated depreciation and amortization expenses now include the results of Intellicom, which we acquired in February 1999. Depreciation and amortization expenses for Intellicom for the three months ended June 30, 1999 were $637,000, of which $574,000 represents amortization of acquired technology, the intangible asset created by the acquisition of Intellicom. We believe that depreciation will increase as Intellicom continues to expand its facilities, while amortization is expected to remain the same.

Compensation Expense Related to Stock Options. For the three months ended June 30, 1999, we recognized a non-cash compensation expense related to stock options of $5.7 million, of which $5.4 million related to employee stock options and $300,000 to non-employees. Generally accepted accounting principles require that options issued to non-employees be "marked-to-market" until such time as the options have been earned. Therefore, we expect this amount to either increase or decrease based on the fluctuations in the trading price of our common stock. The amount related to employee stock options is expected to remain about the same in future quarters.

Interest Expense. Consolidated interest expense increased $2.2 million, or 905%, to $2.5 million for the three months ended June 30, 1999, as compared to $244,000 for the same period in 1998. This was a result of increased lease financing associated with the capital expansion needs of ISP Channel as well as increased debt at the corporate level, including the $12.0 million of convertible subordinated loan notes issued in January 1999, amortization of deferred debt issuance costs associated with these loan notes, and finally the promissory notes issued in connection with the acquisition of Intellicom in February 1999.

Interest Income. Consolidated interest income was $1.3 million for the three months ended June 30, 1999, as compared to $32,000 for the same period in 1998. This increase was primarily due to the increased cash and cash equivalent balances from the proceeds of the Secondary Offering.

Other. Other expense was $1.4 million for the three months ended June 30, 1999, as compared to $49,000 for the same period in 1998. This increase was primarily a result of the indirect expenses associated with the Company's financing activities, including the Secondary Offering, as well as the penalty incurred in connection with the Series C redeemable convertible preferred stock.

Income Taxes. We made no provision for income taxes for the three months ended June 30, 1999, as a result of our continuing losses.

Loss from Discontinued Operations. We recognized a net loss of $15,000 from discontinued operations for the three months ended June 30, 1999 as compared to $32,000 for the same period in 1998. This consisted of a net loss in our document management segment of $15,000 for the three months ended June 30, 1999, as compared to a net loss of $285,000 in the document management segment and net income of $253,000 in the telecommunications segment for the same period in 1998. Our telecommunications segment, KCI, sold substantially all of its assets in February 1999. Operations from this discontinued operation ceased on the date of disposition.

Net Loss. For the three months ended June 30, 1999, we had a net loss applicable to common shares of $18.7 million, or a loss per share of $1.27, compared to a net loss of $3.1 million for the same period in 1998, or a loss per share of $0.42.

Results of operations for the Nine Months Ended June 30, 1999 compared to the Nine Months Ended June 30, 1998

Net Sales. Consolidated net sales increased $2.0 million, or 265%, to $2.8 million for the nine months ended June 30, 1999, as compared to $764,000 for the same period in 1998. Net sales for ISP Channel increased $950,000, or 124%, to $1.7 million for the nine months ended June 30, 1999, as compared to $764,000 for the same period in 1998, as a result of signing up new cable affiliates and obtaining new subscribers. Net sales associated with ISP Channel's subscriber fees increased $485,000, or 251%, to $678,000 for the nine months ended June 30, 1999, as compared to $193,000 for the same period in 1998. Net sales associated with the installation of cable modems to ISP Channel subscribers increased $427,000 to $459,000 for the nine months ended June 30, 1999, as compared to $32,000 for the same period in 1998. We believe that subscriber fee and cable modem installation revenues will continue to increase as ISP Channel continues to rollout its business plan. Net sales associated with the segment's non-cable based dial-up and business-to-business Internet access offerings increased $38,000 to $577,000 as compared to $539,000 for the same period in 1998.

In addition to the net sales of ISP Channel, our consolidated net sales for the quarter ended June 30, 1999 now include the results of Intellicom, which we acquired in February 1999. Net sales for Intellicom from the date of acquisition through June 30, 1999, were $1.1 million. Of this total, $527,000 represents net sales from Intellicom's core business of satellite-based Internet services. The remaining $547,000 represents other sources of revenue, of which the biggest component was $324,000 from non-satellite-based data processing, a legacy business for Intellicom. We believe that satellite-based revenues will grow in the future while data processing revenues are expected to end in the fourth fiscal quarter of 1999.

Cost of Sales. Consolidated cost of sales increased $2.2 million, or 371%, to $2.8 million for the nine months ended June 30, 1999, as compared to $585,000 for the same period in 1998. Cost of sales for ISP Channel increased $1.4 million, or 238%, to $2.0 million for the nine months ended June 30, 1999, as compared to $585,000 for the same period in 1998, as a result of the corresponding growth in net sales. The single largest component of ISP Channel's cost of sales are telephony costs, which amounted to $1.5 million for the nine months ended June 30, 1999 as compared to $519,000 for the same period in 1998. We believe that these costs will remain the same or decrease as a percentage of total net sales as ISP Channel expects to realize some degree of cost savings in its telephony charges due to the replacement of expensive T1 lines in certain areas with Intellicom's satellite-based technology, which has a lower cost basis in most cases.

In addition to the cost of sales of ISP Channel, our consolidated cost of sales for the nine months ended June 30, 1999 now include the results of Intellicom, which we acquired in February 1999. Cost of sales for Intellicom from the date of acquisition through June 30, 1999 were $781,000. The single largest component of Intellicom's cost of sales are the transponder fees that it pays for leased satellite capacity, which amounted to $439,000 for the nine months ended June 30, 1999. We believe that these costs will increase as Intellicom has plans to lease segment space on additional satellites in the future in anticipation of a more aggressive roll-out of Intellicom's business plan.

Selling and Marketing.  Consolidated  selling and marketing  expenses  increased
$7.3 million to $8.6 million for the nine months ended June 30, 1999, as compared to $1.3 million for the same period in 1998. Selling and marketing expenses for ISP Channel increased $7.0 million to $8.3 million for the nine months ended June 30, 1999, as compared to $1.3 million for the same period in 1998. The significant growth in ISP Channel's selling and marketing expense is a result of the significant hiring that we have done to properly staff these departments. In addition, ISP Channel launched its first-ever nationwide marketing campaign, "Run with the Fast Crowd" in an effort to add subscribers, as well as to attract new cable affiliates. We believe that these costs will continue to increase as ISP Channel continues to develop its business and enhance its sales efforts with recurring nationwide marketing campaigns.

In addition to the selling and marketing expenses of ISP Channel, our consolidated selling and marketing expenses now include the results of Intellicom, which we acquired in February 1999. Selling and marketing expenses for Intellicom from the date of acquisition through June 30, 1999 were $262,000. We believe that these costs will increase as Intellicom begins to staff these functions in anticipation of rolling out its business plan to generate new customers.

Engineering. Consolidated engineering expenses increased $2.9 million, or 759%, to $3.3 million for the nine months ended June 30, 1999, as compared to $387,000 for the same period in 1998. Engineering expenses for ISP Channel increased $2.8 million, or 717%, to $3.2 million for the nine months ended June 30, 1999, as compared to $387,000 for the same period in 1998. The growth in ISP Channel's engineering expense is a result of the hiring that we have done to properly staff this department as we continue to grow. We believe that these costs will continue to increase as ISP Channel continues to develop its business.

In addition to the engineering expenses of ISP Channel, our consolidated engineering expenses now include the results of Intellicom, which we acquired in February 1999. Engineering expenses for Intellicom from the date of acquisition through June 30, 1999 were $163,000. We believe that these costs will increase as Intellicom begins to staff these functions in anticipation of rolling out its business plan to generate new customers.

General and Administrative. Consolidated general and administrative expenses increased $3.8 million, or 138%, to $6.6 million for the nine months ended June 30, 1999, as compared to $2.8 million for the same period in 1998. Our corporate and ISP Channel general and administrative expenses increased $3.2 million, or 115%, to $6.0 million for the nine months ended June 30, 1999, as compared to $2.8 million for the same period in 1998. The growth in our corporate and ISP Channel general and administrative expenses are a result of the hiring that the we have done to properly staff our administrative, executive and finance departments as we continue to grow. We believe that these costs will continue to increase as a result of the continued expansion of our administrative staff and facilities to support growing operations.

In addition to the general and administrative expenses of ISP Channel and our corporate operations, our consolidated general and administrative expenses now include the results of Intellicom, which we acquired in February 1999. General and administrative expenses for Intellicom from the date of acquisition through June 30, 1999 were $633,000. We believe that these costs will increase as Intellicom begins to staff these functions to support growing operations.

Depreciation and Amortization. Consolidated depreciation and amortization expenses increased $3.2 million, or 544%, to $3.7 million for the nine months ended June 30, 1999, as compared to $580,000 for the same period in 1998. Depreciation and amortization for ISP Channel and corporate overhead increased $2.1 million, or 362%, to $2.7 million for the nine months ended June 30, 1999, as compared to $580,000 for the same period in 1998 as a result of increased depreciation on expanded property, plant and equipment as well as amortization of costs associated with ISP Channel's Cable Affiliates Incentive Program. We believe that these expenses will increase as we continue to expand our facilities and continues to offer additional incentives to acquire new cable affiliates. In particular, we expect the amortization of the intangible asset associated with ISP Channel's Cable Affiliates Incentive Program to increase significantly as a result of the agreement with Mediacom and other new cable affiliates.

In addition to the depreciation and amortization expenses of ISP Channel and our corporate operations, our consolidated depreciation and amortization expenses now include the results of Intellicom, which we acquired in February 1999. Depreciation and amortization expenses for Intellicom from the date of acquisition through June 30, 1999 were $1.1 million, of which $957,000 represents amortization of acquired technology, the intangible asset created by the acquisition of Intellicom. We believe that depreciation will increase as Intellicom continues to expand its facilities, while amortization is expected to remain the same.

Compensation Expense Related to Stock Options. For the nine months ended June 30, 1999, we recognized a non-cash compensation expense related to stock options of $6.7 million, of which $5.4 million related to employee stock options and $1.3 million to non-employees. Generally accepted accounting principles require that options issued to non-employees be "marked-to-market" until such time as the options have been earned. Therefore, we expect this amount to either increase or decrease based on the fluctuations in the trading price of our common stock. The amount related to employee stock options is also expected to increase in future periods as this expense only began to be incurred in April of 1999.

Interest Expense. Consolidated interest expense increased $2.9 million, or 430%, to $3.6 million for the nine months ended June 30, 1999, as compared to $676,000 for the same period in 1998. This was a result of increased lease financing associated with the capital expansion needs of ISP Channel as well as increased debt at the corporate level, including the $12.0 million of convertible subordinated loan notes issued in January 1999, amortization of deferred debt issuance costs associated with these loan notes including the value attributed to the beneficial conversion feature of the loan notes, and finally the promissory notes issued in connection with the acquisition of Intellicom in February 1999.

Interest Income. Consolidated interest income was $1.6 million for the nine months ended June 30, 1999, as compared to $40,000 for the same period in 1998. This increase was primarily due to the increased cash and cash equivalent balances from the proceeds of the Secondary Offering.

Other. Other expense was $1.4 million for the nine months ended June 30, 1999, as compared to $48,000 for the same period in 1998. This increase was primarily a result of the indirect expenses associated with the Company's financing activities, including the Secondary Offering, as well as the penalty incurred in connection with the Series C redeemable convertible preferred stock.

Income Taxes. We made no provision for income taxes for the nine months ended June 30, 1999, as a result of our continuing losses.

Loss from Discontinued Operations. We recognized a net loss of $399,000 from operations of our discontinued telecommunications and document management segments for the nine months ended June 30, 1999 as compared to a net loss of $1.1 million for the same period in 1998. This consisted of a net loss in our document management segment of $568,000 for the nine months ended June 30, 1999, as compared to $1.5 million for the same period in 1998 and net income in our telecommunications segment of $169,000 for the nine months ended June 30, 1999, as compared to $368,000 for the same period in 1998. Our telecommunications segment, KCI, sold substantially all of its assets in February 1999. Net income from this discontinued operation is only through the date of disposition.

Net Loss. For the nine months ended June 30, 1999, we had a net loss applicable to common shares of $33.2 million, or a loss per share of $3.07, compared to a net loss of $6.8 million for the same period in 1998, or a loss per share of $0.95.

Liquidity and Capital Resources

Prior to the third fiscal quarter of this year, our growth had been funded through a combination of private equity, bank debt and lease financings. However, in April 1999, we successfully completed both a $15.0 million equity placement with one of our cable affiliates and a secondary public offering which contributed an additional $142.0 million in net proceeds. As of June 30, 1999, the Company had approximately $152.0 million of unrestricted cash. We believe, as a result of this, that we currently have sufficient cash and financing commitments to meet our funding requirements for our current business plan through at least fiscal 2000. However, we have experienced and continue to experience negative operating margins and negative cash flow from operations, as well as an ongoing requirement for substantial additional capital investment. We expect that we will need to raise additional capital to accomplish our business plan beyond the next two years. Our future cash requirements for our business plan expansion will depend on a number of factors including (i) the cost of attracting and signing up new cable affiliates, (ii) cable modem and associated costs of equipment, (iii) the rate at which subscribers purchase our Internet service offering and the pricing of these services, (iv) the level of marketing required to acquire and retain subscribers and to attain a competitive position in the marketplace, (v) the rate at which we enter new markets and introduce new services and (vi) the rate at which we invest in the upgrade of our network. In addition, we may in the future wish to selectively pursue possible acquisitions of businesses, technologies, content or products that complement our own in order to expand and improve our Internet presence and achieve operating efficiencies.

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

For the nine months ended June 30, 1999, cash flows used in operating activities of continuing operations were $19.6 million, as compared to $3.1 million for the same period in 1998. Cash flows used in investing activities of continuing operations were $8.9 million for the nine months ended June 30, 1999, as compared to $2.0 million for the same period in 1998. Cash flows provided by financing activities of continuing operations were $168.3 million for the nine months ended June 30, 1999, as compared to cash flows provided by financing activities of continuing operations of $16.1 million for the same period in 1998.

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

On March 24, 1999, we agreed to issue 660,000 shares of our common stock to an investor for $15.0 million and a modification of the affiliate agreement between us and a cable affiliate controlled by that investor. This transaction was completed on April 12, 1999.

On April 28, 1999, we received $142.0 million in net proceeds from the underwritten public sale of 4,600,000 shares of our common stock. This transaction was lead managed by BT Alex. Brown and co-managed by BancBoston Robertson Stephens and CIBC World Markets.
Wit Capital Corporation served as e-manager on this transaction.

In May 1999, the Company issued an aggregate of 909,148 shares of common stock pursuant to the conversion of the 7,625.39 shares of the Company's outstanding Series C redeemable convertible preferred stock, representing the last of the Company's redeemable convertible preferred stock. The Series C redeemable convertible preferred stock, including accrued dividends and penalties, was converted into common shares at the conversion price of $9.00 per share. As of June 30, 1999, there was no redeemable convertible preferred stock outstanding.

Acquisition of Intellicom. On February 9, 1999, we completed the purchase of Intellicom. The purchase price was comprised of: (i) a cash component of $500,000, less payment of certain expenses, paid at closing; (ii) a promissory note in the amount of $1.0 million due one year after closing, which was paid in full with a combination of cash and common stock in April 1999; (iii) a promissory note in the amount of $2.0 million due two years after closing; (iv) the issuance of 500,000 shares of our common stock (adjustable upwards after one year in certain circumstances); and (v) a demonstration bonus of $1.0 million payable in cash or shares of our common stock at our option within one year after closing if certain conditions are met. Approximately $300,000 of the $1.0 million note is payable in cash or in our common stock at our option, while the balance of this note is payable in cash or in our common stock at the option of the holders. The entire amount of the $2.0 million note is payable in cash or in our common stock at our option.

Sale of KCI. On February 12, 1999, substantially all of the assets of KCI were sold to Convergent Communications for an aggregate purchase price of approximately $6.3 million subject to adjustment in certain events. Convergent Communications paid $100,000 in cash in November 1998 upon execution of the letter of intent to purchase and paid the remainder of the purchase price on the closing date as follows: (i) $1.4 million in cash; (ii) approximately 30,000 shares of Convergent Communications' parent company common stock with an agreed value of approximately $300,000 (the "Convergent Shares"); (iii) a promissory note in the amount of $2.0 million, bearing simple interest at the rate of eleven percent per annum, which was paid in full in July 1999; (iv) a promissory note in the amount of $1.0 million which is payable on the date that is 12 months following the closing date and bears simple interest at the rate of eight percent per annum; and (v) a promissory note in an amount of $1.5 million, bearing simple interest at the rate of eight percent per annum, which was paid in full in July 1999. Furthermore, a purchase price adjustment subsequent to closing provided the Company with additional Convergent Shares with an agreed value of $198,000. The initial cash proceeds received from the sale of KCI were used to pay down our revolving credit facility with West Suburban Bank.

Sale of MTC. On November 5, 1998, we agreed to sell our document management business, MTC to Global Information Distribution GmbH ("GID") for an aggregate purchase price of approximately $5.1 million. GID paid $100,000 as a non-refundable deposit upon acceptance of the GID term sheet. GID will pay us the remaining $5.0 million at the closing. The cash proceeds from the sale of MTC will be used in part to repay our revolving credit facility with West Suburban Bank. As of June 30, 1999 there was approximately $2.2 million outstanding under this facility. The balance of the proceeds will be used to pay for transaction costs associated with the sale of MTC and to increase our cash position. We cannot assure, however, that the sale of MTC will close on the terms described or at all.

Year 2000 Issues

Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because such computer programs would not properly recognize a year that begins with "20" instead of "19". This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Issue" or "Y2K Issue". We have formulated a Y2K Plan to address our Y2K issues and has created a Y2K Task Force headed by the Director of Information Systems and Data Services to implement the plan. Our Y2K Plan has six phases:

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

We have completed the Inventory, Assessment and Planning Phases of substantially all critical internal business systems. The Execution and Validation Phases will be completed by the fourth quarter of fiscal 1999. We expect to be Y2K compliant on all critical systems, which rely on the calendar year before December 31, 1999.

Some non-critical systems may not be addressed until after January 2000. However, we believe such systems will not cause significant disruptions in our operations.

Compliance by External Customers and Providers. We are in the process of the inventory and assessment phases of our critical suppliers, service providers and contractors to determine the extent to which our interface systems are susceptible to those third parties' failure to remedy their own Y2K issues. We expect that assessment will be complete by the fourth quarter of calendar 1999. To the extent that responses to Y2K readiness are unsatisfactory, we intend to change suppliers, service providers or contractors to those that have demonstrated Y2K readiness; but can not be assured that we will be successful in finding such alternative suppliers, service providers and contractors. We do not currently have any formal information concerning the status of our customers but have received indications that most of our customers are working on Y2K compliance.

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

Cost to Ad0dress Y2K Issues. Since we are in the unique position implementing new enterprise wide business solutions to replace existing manual processes and/or "home grown" applications, there will be little, if any, Y2K changes required to existing business applications. All of the new business applications implemented (or in the process of being implemented in 1999) are represented as being Y2K compliant.
We currently believe that implementing our Y2K Plan will not have a material effect on our financial position.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities.

On March 24, 1999, we agreed to issue 660,000 shares of our common stock to an investor for $15,000,000 and a modification of the affiliate agreement between us and a cable affiliate that the investor controls. We issued these shares on April 12, 1999. These securities were issued in a nonpublic offering pursuant to Regulation D under the Securities Act.

On April 6, 1999, we issued 2,240 shares of common stock to one investor upon the conversion of $15,120 principal amount of our 9% convertible debentures due 2000. These debentures have a conversion price of $6.75 per share. These securities were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

On April 12, 1999, we issued 35 shares of common stock to one investor upon the conversion of $240 principal amount of our 9% convertible debentures due 2000. These debentures have a conversion price of $6.75 per share. These securities were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

On April 13, 1999, our stockholders approved our reincorporation from New York to Delaware and approved an increase in our authorized number of shares of common stock from 25,000,000 to 100,000,000. On April 14, 1999, we effectuated the reincorporation by completing the merger of SoftNet Systems, Inc., a New York corporation, into its wholly-owned subsidiary, SoftNet Systems, Inc., a Delaware corporation. A discussion of the differences of the rights of stockholders under Delaware and New York law and the effect of the increase in our authorized shares of common stock is contained in proposals two and six of our Definitive Proxy Statement on Form 14A for our 1999 annual meeting of stockholders, which are incorporated by reference herein.

On April 13, 1999, we issued 7,407 shares of common stock to one investor upon the conversion of $60,000 principal amount of our 6% convertible debentures due 2002. These debentures have a conversion price of $8.10 per share. These securities were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

On April 29, 1999, we issued 1,586 shares of common stock to one investor upon the conversion of $10,710 principal amount of our 9% convertible debentures due 2000. These debentures have a conversion price of $6.75 per share. These securities were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

On May 12, 1999, we issued 6,118 shares of common stock to the former shareholders of Intelligent Communications, Inc. ("Intellicom") in connection with the accelerated payout of a $1.0 million promissory note issued to such shareholders as part of the consideration paid upon acquiring Intellicom. These securities were issued in a non-public offering pursuant to Section 4(2) of the Securities Act.

On May 25, 1999, we issued 909,148 shares of common stock to two investors in connection with the conversion of 7,625.39 shares, which were all of the outstanding shares, of Series C redeemable convertible preferred stock. These securities had a conversion price of $9.00 per share. These securities were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholder's on April 13, 1999. The results of such meeting were reported in our Quarterly Report on Form 10-Q for the period ended March 31, 1999, as filed with the Securities and Exchange Commission on May 17, 1999.

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

We cannot assure you that we will be profitable because we have operated our Internet services business only for a short period of time

We are in the process of selling our one remaining non-Internet related subsidiary to focus on substantial expansion of our Internet subsidiares, ISP Channel and Intellicom. We cannot assure you that our ability to develop or maintain strategies and business operations for our Internet services will achieve positive cash flow and profitability. We acquired ISP Channel in June 1996 and Intellicom in February 1999. As such, we have very limited operating history and experience in the Internet services business. The successful expansion of both the ISP Channel and Intellicom services will require strategies and business operations that differ from those we have historically employed. To be successful, we must develop and market products and services that are widely accepted by consumers and businesses at prices that provide cash flow sufficient to meet our debt service, capital expenditures and working capital requirements.

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

Our continued negative cash flow and net losses may depress stock prices

Our continued negative cash flow and net losses may result in depressed market prices for our common stock. We cannot assure you that we will ever achieve favorable operating results or profitability. We have sustained substantial losses over the last five fiscal years. For the fiscal year ended September 30, 1998, we had a net loss of $17.3 million and for the nine months ended June 30, 1999, we had a net loss of $33.2 million. We expect to incur substantial additional losses and experience substantial negative cash flows as we expand the ISP Channel service. The costs of expansion will include expenses incurred in connection with:

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

     o    competition in the Internet or cable industries; and

     o    changes in law and regulation.

Existing contractual obligations allow for additional issuances of common stock upon a market price decline, which could further adversely affect the market price for our common stock

The total number of shares of our common stock underlying all of our convertible securities, assuming the maximum amounts that we could be obligated to issue without our consent, including common stock underlying unvested stock options and grants made under our 1998 Stock Incentive Plan and 1999 Supplemental Stock Incentive Plan, is 5,266,000, which would have been 23.8% of our outstanding common stock as of June 30, 1999, assuming such shares would have been issued as of such date. The issuance of common stock as a result of these obligations could result in immediate and substantial dilution to the holders of our common stock. We are obligated to issue up to 4,521,912 shares of our common stock on the exercise of warrants and options and the conversion of certain of our convertible debt. In addition, our 9% senior subordinated convertible notes due 2001 can convert into a minimum of 744,088 shares of common stock without our consent. However, we do not know the exact number of shares of our common stock that we will issue upon conversion of these securities because they have floating conversion prices based on the average market prices of the common stock for a number of trading days immediately prior to conversion. Generally, decreases in the market price of the common stock below their initial conversion prices would result in more shares of common stock being issued upon their conversion.

The following table sets forth the number of shares of common stock issuable upon conversion of our 9% senior subordinated convertible notes due 2001 and percentage ownership (as determined in accordance with the rules of the SEC) that each represents assuming:

     o the market price of the common stock is 25%, 50%, 75% and 100% of the market price of the common stock on June 30, 1999, which was $27.88 per share;

     o the conversion price was equal to the market price at the time of conversion in the event the market price was less than the maximum conversion price; and

     o the 1,717,587 share limit with respect to the 9% senior subordinated convertible notes was not in effect. See "Risks associated with 9% senior subordinated convertible note financing."

On June 30, 1999, there were 16,840,440 shares of common stock and $12,270,000 principal amount under the 9% senior subordinated convertible notes due 2001 outstanding.

                             9% Senior Subordinated
                                Convertible Notes
      Percentage of              Shares
      Market Price             Underlying         %

       25% ($6.97)             1,760,402         9.5
      50% ($13.94)              880,201          5.0
      75% ($20.91)              744,088          4.2
      100% ($27.88)             744,088          4.2

Dilution may result in a decrease in the market price of our common stock

To the extent any of these shares of common stock are issued, the market price of our common stock may decrease because of the additional shares on the market. If the actual price of the common stock decreases, the holders of our 9% senior subordinated convertible notes could convert into greater amounts of common stock, the sales of which could further depress the stock price. In addition, any significant downward pressure on the market price of the common stock that may be caused by the holders of the 9% senior subordinated convertible notes converting and selling material amounts of common stock could encourage short sales by such holders or others. Such short sales could place further downward pressure on the price of our common stock. There are several factors that influence the market price of our common stock. See " - Our stock price is volatile."

The ownership limitations in the 9% Senior Subordinated Convertible Notes due 2001 may not protect against dilution

The terms of our 9% senior subordinated convertible notes due 2001 do not allow us to issue shares of our common stock to holders of our 9% senior subordinated convertible notes, if such issuance would result in such holders beneficially owning more than 4.99% of our outstanding common stock. The 4.99% ownership limitation does not prevent the holders from converting into common stock and then selling such common stock to stay below the limitation.

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

Conversion of the 9% senior subordinated convertible notes would result in dilution to the holders of our common stock

The 9% senior subordinated convertible notes are convertible into shares of our common stock at variable rates based on future trading prices of our common stock and on events that may occur in the future. In addition, we have agreed to pay future interest in additional 9% senior subordinated notes due 2001. The number of shares of common stock that may ultimately be issued upon conversion is therefore presently indeterminable and could fluctuate significantly based on the issuance by us of other securities. The 9% senior subordinated convertible notes and related warrants also have anti-dilution protection and may require the issuance of more shares than originally anticipated. These factors may result in substantial future dilution to the holders of our common stock.

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

We would not reach the 1,717,587 share limit unless the floating conversion price feature were in effect and the market price of the common stock fell below $7.14. In addition, if the holders of the 9% senior subordinated convertible notes cannot convert or resell the common stock issued upon conversion other than because the 1,717,587 share limit is reached, the terms of the 9% senior subordinated convertible notes, in addition to other remedies, permit the holders to require us to make cash payments. The maximum amount of such cash payments, assuming the market price and the conversion price were equal, is $13.7 million, without taking into account any interest that would accrue. If the market price and the conversion price are not equal, then the maximum amount of such cash payments could be significantly higher.

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

We depend on third-party suppliers for certain key products and services and any inability to obtain sufficient key components or to develop alternative sources for such components could result in delays or reductions in our product shipments

We currently depend on a limited number of suppliers for certain key products and services. In particular, we depend on 3Com Corporation and Com21, Inc. for headend and cable modem equipment, Cisco Systems, Inc. for specific network routing and switching equipment, and, among others, MCIWorldCom, Inc. for national Internet backbone services. Additionally, certain of our cable modem and headend equipment suppliers are in litigation over their patents. We could experience disruptions in the delivery or increases in the prices of products and services purchased from vendors as a result of this intellectual property litigation. We cannot predict when delays in the delivery of key components and other products may occur due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limited availability in the suppliers' underlying raw materials. In addition, we may not have adequate remedies against such third parties as a result of breaches of their agreements with us. The inability to obtain sufficient key components or to develop alternative sources for such components could result in delays or reductions in our product shipments. If that were to happen, it could have a material adverse effect on our customer relationships, business, financial condition, and prospects.

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

     o Systems integrators such as Excite@Home, Roadrunner and High Speed Access Corp.; and

     o Internet service providers such as Earthlink Network, Inc., MindSpring Enterprises, Inc., and IDT Corporation.

Several cable system operators have begun to provide high-speed Internet access services over their existing networks. The largest of these cable system operators are CableVision, Comcast, Cox, MediaOne, TCI and Time Warner. Comcast, Cox and TCI market through Excite@Home, while Time Warner plans to market the RoadRunner service through Time Warner's own cable systems as well as to other cable system operators nationwide. In particular, Excite@Home has announced its intention to compete directly in the small- to medium-sized cable system market, where High Speed Access Corp. currently competes as well.

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

Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and prospects

Our operations are dependent upon our ability to support a highly complex network and avoid damages from fires, earthquakes, floods, power losses, telecommunications and satellite failures, network software flaws, transmission cable cuts and similar events. The occurrence of any one of these events could cause interruptions in the services we provide. In addition, the failure of an incumbent local exchange carrier or other service provider to provide the communications capacity we require, as a result of a natural disaster, operational disruption or any other reason, could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and prospects.

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

Our purchase of Intellicom subjects us to risks in a new market in which we have no experience

On February 9, 1999, we completed our purchase of Intellicom, a provider of two-way satellite Internet access options using very small aperture terminal ("VSAT") technology. As with mergers generally, this merger presents important challenges and risks. Achieving the anticipated benefits of the merger will depend, in part, upon whether the integration of the two companies' businesses is achieved in an efficient, cost-effective and timely manner, but we cannot assure that this will occur. The successful combination of the two businesses will require, among other things, the timely integration of the companies' product and service offerings and the coordination of the companies' research and development efforts. Because we only recently completed the acquisition of Intellicom, we cannot assure you that integration will be accomplished smoothly, on time or successfully. Although the management teams of both SoftNet and Intellicom believe that the merger will benefit both companies, we cannot assure you that the merger will be successful.

The purchase of Intellicom involves other risks including potential negative effects on our reported results of operations from acquisition-related charges and amortization of acquired technology and other intangible assets. As a result of the Intellicom acquisition, we anticipate recording a significant amount of intangible assets in the second quarter of fiscal 1999 which will adversely affect our earnings and profitability for the foreseeable future. If the amount of such recorded intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of intangible assets recorded during such time periods, the period of amortization could be shortened, which may further increase annual amortization charges. In such event, our business and financial condition could be materially and adversely affected. In addition, the Intellicom acquisition was structured as a purchase by us of all of the outstanding stock of Intellicom. As a result, we could be adversely affected by direct and contingent liabilities of Intellicom. It is possible that we are not aware of all of the liabilities of Intellicom and that Intellicom has greater liabilities than we expected. In addition, we have very little experience in the markets and technology in which Intellicom is focused. As such, we are faced with risks that are new to us, including the following:

Dependence on VSAT market

One of the reasons we purchased Intellicom was to be able to provide two-way satellite Internet access options to our customers using VSAT satellite technology. However, the market for VSAT communications networks and services may not continue to grow or VSAT technology may be replaced by an alternative technology. A significant decline in this market or the replacement of the existing VSAT technology by an alternative technology could adversely affect our business, financial condition and prospects.

Risk of damage, loss or malfunction of satellite

The loss, damage or destruction of any of the satellites used by Intellicom, or a temporary or permanent malfunction of any of these satellites, would likely result in interruption of Internet services we provide over the satellites which could adversely affect our business, financial condition and prospects.

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

Dependence on leases for satellites

Intellicom currently leases satellite space from GE American and Satmex. If for any reason, the leases were to be terminated, we cannot assure you that we could renegotiate new leases with GE American, Satmex or another satellite provider on favorable terms, if at all. We have not identified alternative providers and believe that any new leases would probably be more costly to us. In any case, we cannot assure you that an alternative provider of satellite services would be available, or, if available, would be available on terms favorable to us.

Competition

The market for Internet access services is extremely competitive. Intellicom believes that its ability to compete successfully depends upon a number of factors, including: market presence; the capacity, reliability, and security of its network infrastructure; the pricing policies of its competitors and suppliers; and the timing and release of new products and services by Intellicom and its competitors. We cannot assure you that Intellicom will be able to successfully compete with respect to these factors.

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

If we are unable to successfully integrate future acquisitions into our operations, then our results and financial condition may be adversely affected

In addition to the recent acquisition of Intellicom, we may acquire other businesses that we believe will complement our existing business. We cannot predict if or when any prospective acquisitions will occur or the likelihood that they will be completed on favorable terms. Acquiring a business involves many risks, including:

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

Loss of key personnel may disrupt our operations

The loss of key personnel may disrupt our operations. Our success depends, in large part, on our ability to attract and retain qualified technical, marketing, sales and management personnel. With the expansion of the ISP Channel and Intellicom services, we are currently seeking new employees. However, competition for such personnel is intense in our business, and thus, we may be unsuccessful in our hiring efforts. To launch the ISP Channel service concept on a large-scale basis, we have recently assembled a new management team, most of whom have been with us for less than six months. The loss of any member of the new team, or failure to attract or retain other key employees, could have a material adverse effect on our business, financial condition and prospects.

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

A number of parties had opposed the merger unless the FCC required the AT&T/TCI combination to provide unaffiliated ISPs with unbundled, open access to the cable platform whenever that platform is being used by an AT&T/TCI affiliate to provide Internet service. Other parties argued that the FCC should examine industry-wide issues surrounding open access to cable-provided Internet service in a generic rulemaking, rather than in the specific, adjudicatory context of a merger evaluation. The FCC decided that it would be imprudent to grant either request for action at this time given the nascent stage in the development and deployment of high-speed Internet access services. Certain local jurisdictions that approved the AT&T/TCI merger have imposed open access conditions on such approval, while other such local jurisdictions have rejected such conditions or have reserved the right to impose such conditions in the future. At least one federal district court has upheld the local jurisdiction's decision to mandate open access. We cannot predict the ultimate outcome or scope of the local approval process. Nor can we predict the impact, if any, that future federal, state or local legal or regulatory changes, including open access conditions, might have on our business.

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

The Year 2000 issue could harm our operations

Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because such computer programs would not properly recognize a year that begins with "20" instead of "19." This, in turn, could result in major system failures or miscalculations that could disrupt our business. We have formulated a Y2K Plan to address our Y2K issues and have created a Y2K Task Force headed by the Director of Information Systems and Data Services to implement the plan. Our Y2K Plan has six phases:

1. Organizational Awareness: educate our employees, senior management, and the board of directors about the Y2K issue.

2. Inventory: complete inventory of internal business systems and their relative priority to continuing business operations. In addition, this phase includes a complete inventory of critical vendors, suppliers and services providers and their Y2K compliance status.

3.                Assessment:   assessment  of  internal  business  systems  and
                  critical vendors, suppliers and service providers and their Y2K compliance status.

4. Planning: preparing the individual project plans and project teams and other required internal and external resources to implement the required solutions for Y2K compliance.

5.                Execution:  implementation of the solutions and fixes.

6.                Validation:  testing the solutions for Y2K compliance.

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

We completed the Inventory, Assessment and Planning Phases of substantially all critical internal business systems. The Execution and Validation Phases will be completed by the fourth quarter of fiscal 1999. We expect to be Y2K compliant on all critical systems, which rely on the calendar year, before December 31, 1999.

Some non-critical systems may not be addressed until after January 2000. However, we believe such systems will not cause significant disruptions in our operations.

Compliance by external customers and providers

We are in the process of the inventory and assessment phases of our critical suppliers, service providers and contractors to determine the extent to which the our interface systems are susceptible to those third parties' failure to remedy their own Y2K issues. We expect that assessment will be complete by the fourth quarter of calendar 1999. To the extent that responses to Y2K readiness are unsatisfactory, we intend to change suppliers, service providers or contractors to those that have demonstrated Y2K readiness. We cannot be assured that we will be successful in finding such alternative suppliers, service providers and contractors. We do not currently have any formal information concerning the status of our customers but have received indications that most of our customers are working on Y2K compliance.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

     3.1  Amended and Restated Certificate of Incorporation

     3.2 By-laws (this document is hereby incorporated by reference to our Registration Statement on Form S-3/A filed with the SEC on April 22,
          1999)

     4.1  Article Fourth of the Certificate of Incorporation (see exhibit 3.1)

     4.2  Articles II, VI and VII of the By-laws (see exhibit 3.2)

     10.1 Securities Purchase Agreement by and among SoftNet Systems, Inc. and Hector Gonzalez, dated April 12, 1999 (this document is hereby incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 27, 1999)

     10.2 Registration Rights Agreement by and among SoftNet Systems, Inc. and Hector Gonzalez, dated April 12, 1999 (this document is hereby incorporated by reference to our Current Report on Form 8-K, filed with the SEC on April 27, 1999)

     27.1 Financial Data Schedule

     99.1 Proposal Number Two Adopted at the 1999 Annual Meeting of Stockholders (this document is hereby incorporated by reference to our definitive proxy statement on Form 14A, filed with the SEC on March 17, 1999)

     99.2 Proposal Number Six Adopted at the 1999 Annual Meeting of Stockholders (this document is hereby incorporated by reference to our definitive proxy statement on Form 14A, filed with the SEC on March 17, 1999)

(b)   Reports on Form 8-K

         On April 14, 1999, the Company filed a Current Report on Form 8-K reporting the outcome of matters submitted to a vote of security holders during the Company's annual shareholders' meeting.

         On April 27, 1999, the Company filed a Current Report on Form 8-K reporting the sale of 660,000 unregistered shares of the Company's common stock to one of its cable affiliates.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ Douglas S. Sinclair
Douglas S. Sinclair
Chief Financial Officer


Dated:  August 16, 1999