Form 10-K
period 1999-09-30
SOFTNET SYSTEMS INC
filed 1999-12-29
CIK 97196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999.

                                      OR

[   ]     Transition  Report  under  Section  13 or 15(d)  of the  Securities
          Exchange Act of 1934.
                           Commission File No.: 1-5270

                              SOFTNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                11-1817252
   --------------------------------        ---------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

   650 Townsend Street, Suite 225, San Francisco California        94103
   --------------------------------------------------------    -------------
           (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (415) 365-2500

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
   Title of each class                              on which registered
  ---------------------                         ---------------------------
    Common Stock, par                              NASDAQ National Market
  value $.01 per share

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at November 30, 1999 was approximately $544.9 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at November 30, 1999
--------------------------------------      -----------------------------------
Common stock, $.01 per share par value                     18,755,105


Documents Incorporated by Reference:

Proxy Statement for registrant's 2000 Annual Meeting of Shareholders (Part III)

                                     PART I

Item 1.  Business

This Annual Report of Form 10-K contains forward-looking statements concerning the Company's anticipated future operating results, future revenues and earnings, adequacy of future cash flow, or expected Y2K readiness. (These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate" and like expressions, and the negative thereof.) These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the risks attendant to a growing business in a new industry as well as those risks described under the caption "Factors Affecting the Company's Operating Results".

During fiscal 1999, SoftNet Systems, Inc. and its Subsidiaries (the "Company") completed its plans to refocus its entire strategy and resources on providing broadband Internet services. This refocus was achieved in two parts: first, by the disposition during the year of the Company's two non-Internet related businesses: Kansas Communications, Inc. ("KCI") which was divested in February 1999 and Micrographic Technology Corporation ("MTC") which was divested in September, 1999; and second, the acquisition in February, 1999 of Intelligent Communications, Inc. ("Intellicom"), a company that owns a proprietary two-way satellite technology providing an alternative to terrestrial connectivity to rural ISPs and other businesses. The Company believes that with the two remaining businesses, Intellicom and ISP Channel Inc. ("ISP Channel"), the latter a leading provider of high-speed Internet access over cable primarily to exurban markets, it brings together a unique and cost-effective means of providing high speed Internet access to a substantial potential customer base, both domestic and international.

At the beginning of fiscal 1999, ISP Channel had systems deployed in 13 cable headends that served an aggregate of approximately 800 cable modem customers. These systems passed approximately 167,000 marketable homes, that is, homes that could access ISP Channel high speed Internet service. At September 30, 1999, 62 systems were deployed serving an aggregate of approximately 7,380 customers and the deployed systems passed approximately 562,000 marketable homes. Similarly, in February 1999, when the Company acquired Intellicom, Intellicom had deployed approximately 60 very small aperture terminal ("VSAT") satellite systems; at September 30, 1999, the number of VSAT systems deployed was 98, of which 24 were used by ISP Channel as an alternative to terrestrial connectivity. As of November 30, 1999, the ISP Channel had 69 systems deployed, approximately 9,140 cable modem customers.

In April 1999, the Company successfully completed a secondary offering of its common stock, raising net proceeds of approximately $141.5 million which funds have been, and will continue to be, used for the financing of the Company's aggressive deployment of the services of both ISP Channel and Intellicom as well as for possible acquisitions and expansion into related market opportunities. In December 1999, the Company completed a private placement to Pacific Century Cyberworks ("Pacific Century") of 5 million shares of the Company's common stock for $129 million and, at the same time, Pacific Century agreed to form a joint venture with the Company to provide certain services relating to cable-based Internet access throughout up to 63 countries in Asia. As a result of the Pacific Century placement, Pacific Century will have the right to nominate two directors to the Company's board of directors.

On July 2, 1999, the Company entered into a letter agreement with Mediacom LLC, one of the top-ten cable operators in the US, which was formalized in definitive agreements dated November 4, 1999. Under the agreements, the Company will issue to Mediacom an aggregate 3.5 million shares of common stock in exchange for Mediacom entering into an affiliate agreement of up to 10 years, but with a 5 year minimum, with ISP Channel that provides for Mediacom delivering to ISP Channel over one million homes passed, of which are 900,000 two-way upgraded homes passed, on a minimum schedule of 150,000 homes every 6 months over the first three years of the contract. In the event that Mediacom fails to deliver the agreed number of homes within the contractual time period, a portion of the stock issued to Mediacom will be returned to the Company. In the event that Mediacom acquires or upgrades more than 900,000 two-way homes, then both parties are obligated to extend the original agreement on similar terms for such incremental homes subject to a cap on the total aggregate number of shares that the Company is obligated to issue to Mediacom. In addition, Mediacom gained the right to nominate one member to the Company's board of directors, who shall be Rocco Commisso, Mediacom's chairman and chief executive officer.

The employees of the Company have increased from approximately 80 as of September 30, 1998 to approximately 220 as of September 30, 1999. Senior appointments made during the year included the appointment of a senior vice president customer sales and service, a vice president human resources, a general manager for Intellicom, a corporate controller and, in November 1999, the appointment of a chief technology officer.

The Company's current principal executive office is located at 650 Townsend Street, Suite 225, San Francisco, California 94103. As of November 30, 1999, the Company had approximately 55 employees at its principal executive office.

                                   ISP Channel

ISP Channel seeks to become the leading broadband services provider of high-speed Internet access and other Internet-related services to homes and businesses located primarily in the franchise areas of small to mid-sized cable companies, a market segment which has seen dramatic consolidation during fiscal year 1999. As of November 1, 1999, ISP Channel had contracts with cable operators representing approximately 2.4 million homes passed. Of these homes, approximately 63% are currently, or will shortly be, passed by two-way cable systems. In addition, ISP Channel is targeting certain other markets including multiple dwelling units, hotels, hospitals, schools and campuses, which may significantly increase the size of the market for ISP Channel's services. The ISP Channel service provides residential and business subscribers access to the Internet over the existing cable television infrastructure at speeds up to 1.5 megabits per second ("Mbps"). This increased speed means that the required download time for a 10 megabyte file can be less than one minute. Higher speed and the "always on" feature of cable modem access differentiate this service from traditional dial up Internet access and allow subscribers to more conveniently enjoy sophisticated multimedia applications and programming. ISP Channel also offers an intuitive user interface provided through a co-branding agreement with Snap.com and local information, news and entertainment customized for each community served through its own ISP Channel Neighborhood local portal.

Services

High-Speed Internet Access.

ISP Channel's service offerings utilize the cable television infrastructure and ISP Channel's network and content technologies to provide a rapidly deployable, relatively inexpensive method of access to the Internet for residential and business customers at speeds up to 1.5 Mbps. The ISP Channel service enables customers to experience graphically rich, interactive, and multimedia applications thereby improving the Internet experience. As of November 30, 1999, ISP Channel had contracts for its ISP Channel service with 43 cable operators, including Mediacom LLC, Galaxy Telecom L.P., and Cable Communications Co-op of Palo Alto, representing approximately 2.4 million homes passed. Sixty-nine of these systems, representing over 610,000 marketable homes, have been equipped and have begun offering ISP Channel's services. As of November 30, 1999, ISP Channel had approximately 9,140 residential and business customers to its ISP Channel service. ISP Channel also provides non-cable based dial-up and dedicated Internet access to approximately 1,500 residential and business customers. For areas where two-way cable is not yet available, ISP Channel deploys a telephone return solution, which uses the cable infrastructure for high-speed downstream transmission and telephone dial-up access for upstream transmission. To use the ISP Channel via cable modem, residential and business customers need a personal computer with at least a 66 MHz, 486 or equivalent microprocessor and 16 megabytes of main memory. When compatible set-top boxes become widely available, ISP Channel plans to deliver its high-speed Internet access through televisions.

     Residential. All ISP Channel customers are provided an e-mail address, roaming services, access to unique newsgroups and chat services and personal Web space as part of their monthly fee. Additionally, ISP Channel provides a co-branded "cable affiliate/ISP Channel" default home page that allows each customer to personalize his or her portal to the Internet. Monthly service charges (excluding modem rental) currently range from $29.95 to $49.00 for flat rate residential service, with one-time installation charges of approximately $99. The retail price of cable modems has declined significantly over the past year and now range from approximately $150 to $250 each, which the Company typically rents for $10-12 per month.

     Business. ISP Channel's business solutions include Internet and intranet services over existing cable infrastructure and traditional telephone data lines when necessary. ISP Channel provides its cable affiliates the ability to offer local telecommuters, small office/home office customers and business customers a comprehensive selection of Internet and corporate local area network access for employees in the office, and virtual private network and remote local area network applications, which extend corporate network access to remote employees and external organizations, including business partners, suppliers and customers. ISP Channel's future business services are expected to include on-line software distribution, secure high-speed data storage facilities, international roaming services and office-to-office IP telephony. Prices vary significantly depending on functionality and speed.

On-line Services.

ISP Channel's content and programming services enhance the customer's on-line experience by aggregating local and national content through agreements with content providers such as Snap.com. ISP Channel's network architecture and local cable headend caching and collaborative server functionality facilitate the distribution of multimedia applications, including multi-player games, video conferencing and multicast video applications, as well as local and national advertising.

     National Content Aggregation. ISP Channel has entered into an agreement with Snap.com to provide co-branded ISP Channel/Snap content aggregation, directory and search services. The co-branded content incorporates a custom on-line presence for the cable affiliate, including on-line cable schedules, pay-per-view and, in the future, bill payment options. Personalization also allows a customer to use the co-branded ISP Channel/Snap "push" technology to create a customized default page incorporating the customer's interests, including local and national news, weather, sports, stock portfolio, horoscope, local city information and hundreds of other selections. In addition, the co-branded "cable affiliate/ISP Channel/Snap" user interface provides a simplified, intuitive navigation tool for the customer.

     Local On-line Communities. ISP Channel develops and deploys local on-line communities called ISP Channel Neighborhoods that target the interests of local residents, including civic, commercial and education issues. The on-line communities provide a graphical directory of local services, including shops, restaurants and events currently not focused on by national, regional or city-wide content aggregation services. Local on-line community conferencing forums include an on-line PTA to foster better communications between parents and teachers and an on-line town hall to provide residents a more timely method to communicate with city officials.

     Video Conferencing and Collaborative Computing. Each of ISP Channel's local cable affiliate collaborative servers facilitates high-speed desktop video conferencing (15-30 frames per second) and collaborative computing not feasible using traditional Internet dial-up access methods. The local collaborative server allows users to work on documents over the network while engaged in voice and videoconferences. ISP Channel provides an intuitive user interface that is integrated into the browser to facilitate "single-click" conferencing to individuals or groups.

     Web Hosting Services. ISP Channel provides a full complement of Web hosting and server co-location. ISP Channel's Virtual Merchant hosting service allows businesses to create an on-line storefront using available software and receive orders over the Internet in a matter of hours. Cost-effective Web hosting packages target small business and are deployed in 24 to 48 hours. Commercial extranet applications allow a business to let their customers or vendors access their local area networks using cable modems or dial-up facilities. Monthly charges for Web hosting and co-location range from $25 to $1,500 per month depending on bandwidth usage, number of inquiries (or "hits") per month and scripting and database requirements.

     Local and National Advertising. Through its cable affiliates, ISP Channel plans to offer the ability to bundle local Internet banner and multimedia advertising with the existing cable video advertising sales efforts. Through ISP Channel's network architecture, local and national advertising content will be stored in the Network Operations Center ("NOC") and replicated at the local cable affiliate headend to enhance performance. ISP Channel's network architecture utilizes multicast routing to enable the efficient distribution of Internet-based advertising and video and audio content services from content providers and the NOC to many ISP Channel customers simultaneously.

     Development of New Services. As the Internet continues to evolve and encompass additional applications, ISP Channel plans to develop new products and services targeted to this marketplace for the future. Such products and services may include set-top box applications, Internet-based telephony services (sometimes called IP telephony), enhancements to the ISP Channel portal and improved on-line communities.

Network Architecture

ISP Channel's scalable, distributed network architecture links the high-bandwidth capacity of the local cable infrastructure with leased nationwide Internet backbone facilities from major telecommunications carriers, including MCI, MFS and Sprint. ISP Channel has designed its network to move content closer to the customer (thereby increasing speed of access) and provide end-to-end network management. ISP Channel's backbone vendors provide it with scalable Internet backbone capacity, and thereby enable ISP Channel to respond quickly to increases in demand, avoiding the need to build and maintain a parallel Internet network.

     Network Operations Center. ISP Channel's NOC, which includes a network of highly redundant servers, network management systems and broadband Internet access facilities, manages core customer services, such as e-mail, newsgroups, conferencing and chat facilities, and local content replication. The NOC provides nationwide provisioning for all customer services, whether the customer registers at the local cable affiliate's business office, via a cable affiliate personalized toll-free telephone number, or through an automated on-line provisioning system. ISP Channel is continuing the process of building a new state-of-the-art facility to support the activities of a growing number of cable affiliates and provide the maximum service availability that consumers and commercial customers demand. To date, ISP Channel has deployed one NOC in Mountain View, California and plans to deploy regional data centers as justified by the geographic concentration of cable affiliates in order to reduce operating and capital expenditures and to provide a level of network redundancy.

     Local Content Replication. ISP Channel's network architecture utilizes content replication technologies to enhance the speed at which content is delivered to customers and makes more efficient use of the cable affiliates' local headend Internet connectivity by moving the requested information closer to customers. By replicating frequently accessed content in storage servers located in each cable affiliate's headend, ISP Channel delivers large multimedia files, including graphically rich Web pages and multimedia content, to numerous local cable modem customers without frequent re-transmission over the Internet.

     Total Network Management. ISP Channel utilizes a network of dedicated servers to monitor connectivity and performance from the NOC to each on-line cable affiliate headend and its respective cable modem customers. In addition, ISP Channel's NOC currently monitors over 250 independent routers and servers on the Internet, including major backbone providers, major Internet service providers ("ISPs"), frequently accessed Web sites, and major nationwide peering and routing facilities across the country. The NOC allows ISP Channel to automatically reroute Internet traffic to maintain customer cable modem performance despite regional Internet congestion and backbone outages.

     Redundant Leased Backbone Facilities. ISP Channel connects cable affiliate headends to the Internet via facilities leased from MCI, MFS, Sprint and others. By utilizing multiple providers, ISP Channel can assure maximum network availability while enhancing the routing efficiency of cable modem customers' Internet requests. National network agreements allow ISP Channel to provide scalable local connections to its cable affiliates. ISP Channel's network architecture facilitates high performance, rapid cost-effective deployment independent of location and software scalability for responsive additions to network capacities.

     Cable Affiliate Headends. Affiliated cable system headends are connected to the Internet and, in turn, the NOC through ISP Channel's leased backbone facilities. Each Internet connection utilizes a high performance router supporting speeds up to 45 Mbps, which can be upgraded to 155 Mbps as required. Currently, ISP Channel is deploying headend equipment from Cisco, 3Com and Com21. In addition, ISP Channel purchases telephone access lines to support local dial-up Internet access services or dial-up return for one-way cable systems. ISP Channel actively monitors its dial-up facilities and purchases additional lines as necessary to meet customer demand. ISP Channel installs servers into the cable affiliate headend to support local caching, collaborative and IP telephony functions. Local collaborative servers facilitate desktop video conferencing and collaborative document sharing. ISP Channel has been evaluating technology from several IP telephony vendors and plans to deploy IP telephony servers to facilitate IP telephony services through ISP Channel's network.

     Cable Modems and Television Set-Top Boxes. Residential customers can connect to the Internet over the local cable infrastructure using a cable modem and, in the future will be able to connect via an integrated television set-top box. In the case of cable modems, the coaxial cable is connected to the cable modem and the cable modem is connected to an Ethernet card installed in a customer's personal computer. Internal cable modem personal computer cards do not require the Ethernet card installation. In the case of television based high-speed Internet access, the coaxial cable is attached directly to the set-top box. ISP Channel currently provides a custom installation CD that allows a cable modem customer to choose either Microsoft Internet Explorer or Netscape Navigator, along with a selection of popular utility programs. ISP Channel currently uses cable modems manufactured by 3Com, Com21 and General Instruments.

Sales and Marketing

To Cable Operators.

ISP Channel markets its services through the establishment of exclusive relationships with cable operators whose systems are primarily located in secondary and tertiary markets and bedroom communities of major demographic metropolitan areas. ISP Channel uses its sales force with offices in Chicago, Illinois, Denver, Colorado and Los Angeles and Mountain View, California to market the ISP Channel and other Internet services to cable operators and businesses. This sales force targets the corporate offices of national and regional multiple system operators. The sales force employs a team-selling approach targeting key management, marketing and engineering personnel within each cable system. ISP Channel typically participates in three national industry trade shows, the Atlantic, NCTA and Western, in addition to numerous state-sponsored local cable industry trade shows.

ISP Channel began offering telephone-based Internet services in June 1996 and cable-based Internet services in the fourth quarter of fiscal 1997. As of November 30, 1999, ISP Channel had contracts for its ISP Channel service with 43 cable operators, including Mediacom, Galaxy and Palo Alto Cable Co-op, representing over 250 cable systems and approximately 2.4 million homes passed. Sixty-nine of these systems, representing approximately 610,000 marketable homes, have been equipped and have begun offering ISP Channel's services. As of November 30, 1999, ISP Channel had approximately 9,140 residential and business customers to its ISP Channel service. ISP Channel also provides non-cable based dial-up and dedicated Internet access to approximately 1,500 residential and business customers.

ISP Channel has a revenue sharing arrangement with its cable affiliates pursuant to which a cable affiliate generally receives 25% of Internet services revenue for the first 200 ISP Channel customers on a cable system and approximately 50% of such revenues thereafter. In addition, ISP Channel has adopted an affiliate incentive program whereby certain cable operators have been offered either cash or shares of common stock as an incentive to sign an exclusive contract with ISP Channel for the provision of Internet services to their cable systems and to upgrade their cable network to two-way whereby it can then transmit data to and from the end user. The number of shares of common stock that may be paid to any individual cable affiliate will depend on a variety of factors, including the number and size of the cable systems covered by a contract with a multiple system cable operator, the number of homes passed and the number of cable subscribers in a system, the services provided by ISP Channel and the length of exclusivity of the contract. These incentive payments are expected to range between $15.00 and $25.00 worth of stock per home passed, based on the fair market value of the common stock at the time a letter of intent or definitive agreement is entered into with a cable affiliate, depending upon the various factors described above. ISP Channel may issue stock or pay cash incentives at the time a contract is entered into, or it may place the stock or cash incentive amounts in escrow to be disbursed as cable systems are deployed.

To Internet Customers.

     Through Cable Affiliates. ISP Channel's agreements with its cable affiliates provide ISP Channel a conduit to reach potential customers. Cable affiliates provide ISP Channel with television advertising time and the ability to include material describing ISP Channel's services in bills mailed to cable subscribers. ISP Channel creates all of the content to be included in such marketing efforts. ISP Channel produces a new marketing campaign each quarter that includes 30 second television commercials, print materials, radio spots and newspaper ads.

     Direct to the Public. ISP Channel markets directly to homes and businesses in its cable affiliates' franchise areas through telemarketing, direct mail, door hangers, local event marketing, and Internet advertising channels such as e-mail blasts and banner advertising. ISP Channel telemarkets to existing cable subscribers using the cable affiliate's current subscriber list. In addition, ISP Channel has entered into a distribution agreement with Radio Shack whereby consumers will be able to purchase ISP Channel service in Radio Shack stores. ISP Channel anticipates implementing this agreement throughout calendar year 2000 in those areas where ISP Channel service is available.

     ISP Channel also e-mails a monthly newsletter to its Internet existing customers that includes the latest Websites, useful software available to enhance the Internet browsing experience, and news of upcoming Internet events. ISP Channel also sends periodic notifications of service upgrades, customer agreement updates and new product features.

Customer Care and Billing

As part of ISP Channel's strategy to leverage local cable affiliates' brand identities, ISP Channel is developing a comprehensive provisioning, billing and customer care system that allows for its services to be individualized and co-branded for each cable affiliate system. ISP Channel has entered into contracts with PeopleSoft, Inc. (a financial system vendor), Clarify Inc. (a customer contact system vendor) and Aspect Telecommunications (a call center system vendor) to design and implement an integrated, flexible and scalable solution. ISP Channel's Customer Care Center is designed to provide customer service from a central care center located in Mountain View, California. The Customer Care Center will provide individualized toll-free support for each affiliated cable system for pre-sales information and through which customers can coordinate all services including provisioning, billing and technical support. Additionally, ISP Channel will provide cable affiliates with the ability to access individualized Web-based reporting and call monitoring for all customer care service including telemarketing, sales and technical support.

     Provisioning. ISP Channel today provisions service by means of an individualized toll-free number with personalized answering for each cable affiliate system. ISP Channel is in the process of exploring an on-line provisioning system that will enable a customer to purchase a cable modem in a retail location or at the cable affiliate's business office and register and provision the service on-line 24 hours per day. The on-line services will include provisioning, Web-based or e-mail bill presentation and Web-based service modification.

     Billing. ISP Channel currently provides the ability for cable affiliates or ISP Channel to be responsible for billing and collection. If any cable affiliate elects to bill ISP Channel customers within its franchise area, ISP Channel maintains a duplicate customer record in its system for provisioning and reconciliation. If ISP Channel provides the billing and collection services, ISP Channel provides bill delivery.

     Technical Support. The Customer Care Center currently utilizes a state-of-the-art automatic call distribution system to provide full-time individualized technical support for each cable affiliate system. ISP Channel is currently implementing a new Aspect automatic call distribution system accompanied by Clarify's customer care software allowing a customer's information and history to be presented to a technical support representative in conjunction with each call. ISP Channel's "knowledge base system" facilitates expedient trouble shooting and historical reporting on an individualized cable system basis delivered to cable affiliates in real-time through a Web-based interface or monthly via e-mail.

Vendor Relationships

In addition to the relationships that ISP Channel has with Snap.com, MCI, MFS and Sprint, ISP Channel currently depends on a limited number of other suppliers for certain key technologies used to provide Internet related services. In particular, ISP Channel depends on 3Com Corporation, Com21, Inc. and General Instruments for headend and cable modem technology and Cisco Systems, Inc. for network routing and switching hardware.

Competition

ISP Channel faces competition in two broad areas. First, ISP Channel faces competition for partnerships with cable operators from other cable modem-based providers of Internet access services. Second, ISP Channel faces competition for customers from other of providers of Internet services.

Cable Modem Service Providers

Even if a consumer believes that cable-based Internet access is the best method of accessing the Internet, the consumer may not be able to obtain this service from ISP Channel unless the consumer lives in an area serviced by a cable operator that has partnered with ISP Channel. Thus, our primary competitors are companies which seek to partner with cable operators and offer to equip these cable systems with Internet access capability or to manage the cable operator's Internet services. In addition, to the extent that cable operators decide not to choose a partner but rather to develop and offer their own Internet service themselves it would reduce the number of cable partners available to ISP Channel and increase competition for the remaining cable operators.

Competitive cable modem service providers such as At Home Corporation, Road Runner and High Speed Access Corporation (and their respective cable partners) are deploying high speed Internet access services over cable networks. Where deployed, these networks provide similar services to those offered by ISP Channel. These Internet access providers and their cable operator affiliates have substantially greater financial and operational resources than ISP Channel and may accordingly be able to deploy their service more rapidly and aggregate content more effectively than ISP Channel. In addition, such competitive providers enjoy an inherent advantage in marketing their services to their cable operator affiliates by virtue of such affiliations.

Alternative Internet Service Providers

There are many competing technologies for delivering Internet access to homes and businesses, which compete with ISP Channel. The number of such competing technologies is growing, and ISP Channel expects that competition will intensify in the future. ISP Channel's competitors comprise several categories of providers of Internet services such as: incumbent local exchange carriers, national long distance carriers (otherwise known as Interexchange Carriers), Competitive Local Exchange Carriers, Internet Service Providers, On-line Service Providers, Wireless and Satellite Data Service Providers and Digital Subscriber Line focused Competitive Local Exchange Carriers.

Many of these competitors are offering (or may soon offer) technologies and services that will directly compete with ISP Channel. Such technologies include Integrated Services Digital Network ("ISDN"), Digital Subscriber Line ("DSL") and wireless data. The bases of competition in ISP Channel's markets include transmission speed, reliability of service, breadth of service availability, price/performance, network security, ease of access and use, content bundling, customer support, brand recognition, operating experience, and capital availability. ISP Channel believes that it compares unfavorably with its more established competitors with regard to, among other things, brand recognition, operating experience and capital availability. Many of ISP Channel's competitors and potential competitors have substantially greater resources than ISP Channel and there can be no assurance that ISP Channel will be able to compete effectively when challenged within its target markets.

The various competitor types are detailed below:

     Incumbent Local Exchange Carriers ("ILECs"). All of the larger ILECs that are present in ISP Channel's target markets are offering DSL-based data services. As they move forward in implementing these services (and secure any additional needed regulatory approvals), the Regional Bell Operating

     Companies and other ILECs will represent strong competition in all of ISP Channel's target service areas. The ILECs have an established brand name and reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own copper lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers.

     National Long Distance Carriers. National Long Distance Carriers, such as AT&T, Sprint and MCIWorldCom have deployed large-scale Internet access networks, sell connectivity to businesses and residential customers and have high brand recognition. They also have interconnection agreements with many of the ILECs, and those agreements include collocation spaces from which they have begun to offer DSL services competitive with ISP Channel. In addition, AT&T's acquisition of TeleCommunications Inc.(TCI), allows AT&T to provide broadband Internet service using TCI's cable infrastructure, making AT&T a national cable modem service provider that poses a competitive threat to ISP Channel.

     Competitive Local Exchange Carriers ("CLECs"). Fiber-based CLECs such as Intermedia Communications Group, Inc. and ICG Communications, Inc. have extensive fiber networks in many metropolitan areas primarily providing high speed digital and voice circuits to large customers. Some fiber-based CLECs have announced plans to offer DSL services that will compete with the ISP Channel in many of those markets targeted by ISP Channel. These companies could modify their current business focuses to include residential and small business customers using cable-based access or DSL in combination with their current fiber networks, but are currently focused on the business market.

     Internet Service Providers ("ISPs"). ISPs, such as the ISP division of GTE Corporation, UUNET Technologies, Inc. (a subsidiary of MCIWorldCom), Earthlink (merging with Mindspring), Concentric Network Corporation, Netcom (a subsidiary of ICG Communications) and PSINet, Inc. provide Internet access using the existing public switched telephone network at ISDN speeds or below for residential customers but at a higher bit rate for business customers. Several of these ISPs have begun offering DSL-based services in select areas. As these ISPs expand their coverage and additional ISPs become DSL service providers, this will pose a competitive threat to ISP Channel.

     On-line Service Providers. On-line Service Providers, such as America Online ("AOL"), MSN (a subsidiary of Microsoft), and Prodigy, Inc., provide proprietary on-line services and specialized content and applications as well as Internet access. These services are designed for broad consumer access over telecommunications-based transmission media, which enable the provision of digital services to the significant number of consumers who have personal computers with modems. In addition, they provide Internet connectivity, ease of use and consistency of environment. Many of these On-line Service Providers have developed their own access networks for modem connections. AOL has already begun limited rollout of DSL access through ILEC and CLEC partnerships. If the On-line Service Providers are successful in extending their access networks to cable-based access or DSL, they will become a greater competitive threat to ISP Channel.

     Wireless and Satellite Data Service Providers. Wireless and Satellite Data Service Providers are developing wireless and satellite-based Internet connectivity. ISP Channel may face competition from terrestrial wireless services, including, wireless cable systems operating on the two Gigahertz ("GHz") and 28 GHz bands as well as Multi-channel Multi-point Distribution Service and Local Multipoint Distribution Service, and 18 GHz and 39 GHz point-to-point microwave systems. For example, the Federal Communications Commission ("FCC") is currently considering new rules to permit Multi-channel Multi-point Distribution Service licensees to use their systems to offer two-way services, including high-speed data, rather than solely to provide one-way video and telephony services. The FCC also recently awarded Local Multipoint Distribution Service licenses, which can be used for high-speed data services as well. In addition, companies such as Teligent, Inc., Advanced Radio Telecom Corp. and WinStar Communications, Inc. hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing.

     ISP Channel also may face competition from satellite-based systems. Motorola Satellite Systems, Inc., Hughes Space and Communications Group (a subsidiary of General Motors Corporation), Teledesic and others have filed applications with the FCC for global satellite networks which can be used to provide broadband voice and data services. Partnerships have formed to offer satellite Internet connections. For example, AOL is available through Direct PC and Echostar (DishNet) provides Web TV as a bundled piece with their hardware but continues to use phone lines for the return path.

     In addition, unlicensed devices are permitted to provide short-range, high-speed wireless digital communications. These frequencies must be shared with incumbent users without causing interference. Although the allocation is designed to facilitate the creation of new wireless local area networks, users of these frequencies could become competitors of the ISP Channel.

     Cable Overbuild. The Telecommunications Act of 1996 made it possible for competing cable companies to offer service in the same service areas. In order to do this, a prospective competitor must "overbuild" their cable infrastructure throughout the incumbent operator's service area. If an overbuild takes place in one of ISP Channel's service areas, this would pose a competitive threat were the "overbuilder" to offer high speed Internet access themselves or through a competitor to ISP Channel.

     DSL Providers. Certain companies, such as Covad Communications Group, NorthPoint Communications Group and Rhythms NetConnections have obtained CLEC certification and are offering high speed data services using a strategy of collocating in ILEC central offices. The 1996 Act specifically grants any and all CLECs the right to negotiate interconnection agreements with the ILEC providing for such collocation.

     Alternative Internet Service Delivery. The scope of the Internet is going beyond the personal computer. Services such as WebTV (a subsidiary of Microsoft), Palm.net from Palm Pilot, and Sprint PCS Wireless Web, offer Internet access through television, Personal Digital Assistants and cellular phones respectively. In addition, companies like Metricom offer mobile Internet access service through portable, wireless modems. All of these technologies will compete with ISP Channel in the future as alternative forms of Internet access.

Federal Regulation

Internet Regulation

ISP Channel's Internet services are not currently subject to direct regulation by the FCC or any other governmental agency. However, it is possible that new laws and regulations may be adopted that would subject the provision of ISP Channel's Internet services to government regulation. Certain other legislative initiatives, including those involving taxation of Internet services and payment of access charges by ISPs, are also possible. Any new laws regarding the Internet, particularly those that impose regulatory or financial burdens, could impact adversely ISP Channel's ability to provide various services and could have a material adverse effect on the Company's results of operations and financial condition. ISP Channel cannot predict the impact, if any, that any future laws or regulatory changes may have on its business.

The introduction of, or changes to, regulations that directly or indirectly affect the regulatory status of Internet services, affect telecommunications costs (including the application of reciprocal compensation requirements, access charges or universal service contribution obligations to Internet services), or increase the competition from regional telecommunications companies or others, could have a material adverse effect on the Company's results of operations and financial condition. For instance, if the FCC determines, through any one of its ongoing or future proceedings, that the Internet is subject to regulation, or that cable facilities used to provide Internet access must be opened to competitors, ISP Channel or its cable affiliates could be required to comply with a number of FCC regulations, including but not limited to rules relating to entry/exit, facility access by competitors, reporting, fee, and record-keeping requirements, marketing restrictions, access charge obligations, and universal service contribution obligations, which could adversely impact ISP Channel's ability to provide various planned services and have a material adverse effect on the Company's results of operations and financial condition. ISP Channel cannot predict the impact, if any, that regulations or regulatory changes may have on its business. A final determination by the FCC that providing Internet transport or telephony services to customers over an IP-based network is subject to regulation also could impact adversely ISP Channel's ability to provide various planned services and could have a material adverse effect on the Company's results of operations and financial condition.

One issue that could have a material effect on ISP Channel is the continued classification by the FCC of Internet access services as an "information service". In the FCC's April 10, 1998 Report to Congress (the "April Report"), the FCC discussed whether ISPs should be classified as telecommunications carriers, and, on that basis, be required to contribute to the USF. The April Report concluded that Internet access service-which the FCC defined as an offering combining computer processing, information storage, protocol conversion, and routing transmissions-is an "information service" under the Telecommunications Act of 1996 and thus not subject to regulation. In contrast, the FCC found that the provision of transmission capabilities to ISPs and other information services providers do constitute "telecommunications services" under the Telecommunications Act of 1996. Consequently, parties providing those telecommunications services are subject to current FCC regulation (and the corresponding USF obligations).

Another significant regulatory issue concerns the obligation of ISPs to pay access charges to ILECs. Unlike "basic services," "enhanced services," which are generally analogous to "information services" and include Internet access services, have been exempt from interstate access charges. In 1997, the FCC declined to modify the exemption, and the FCC's position was affirmed by the United States Court of Appeals for the Eighth Circuit. The FCC has determined that dial-up calls to ISPs are interstate, not local, calls for regulatory purposes. It is uncertain whether this decision will have an adverse affect on the ISP exemption from access charges. ISP Channel cannot assure , however, that the FCC or the courts will not revisit this issue in the future and decide to eliminate the access charge exemption applicable to ISPs.

Another major regulatory issue concerns Internet-based telephony. In the April Report, the FCC observed that Internet-based telephone service (which the FCC called "IP telephony") appears to be a telecommunications service rather than an unregulated information service. For example, in the April Report the FCC stated its intention to consider regulating voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated. The FCC is also considering whether such Internet-based telephone services should be subject to the universal service contribution obligations discussed above, or pay carrier access charges on the same basis as traditional telecommunications companies. ISP Channel cannot predict how the FCC will resolve this issue, or the effect that the FCC's resolution would have on its business.

ISP Channel could also be affected in a material adverse way by federal and state laws and regulations relating to the liability of on-line services companies and Internet access providers for information carried on or disseminated through their networks. Several private lawsuits seeking to impose such liability upon on-line services companies and Internet access providers are currently pending. In addition, legislation has been enacted and new legislation has been proposed that imposes liability for the transmission of or prohibits the transmission of certain types of information on the Internet, including sexually explicit and gambling information. The United States Supreme Court has already held unconstitutional certain sections of the Communications Decency Act of 1996 that would have proposed to impose criminal penalties on persons distributing "indecent" materials to minors over the Internet. Congress subsequently enacted legislation that imposes both criminal and civil penalties on persons who knowingly or intentionally make available materials through the Internet that are "harmful" to minors. However, that new law generally excludes from the definition of "person" ISPs that are not involved in the selection of content disseminated through their networks. Congress also enacted legislation recently that limits liability for on-line copyright infringement. That latter law includes exemptions which enable ISPs to avoid copyright infringement if they merely transmit material produced and requested by others. It is possible that other laws and regulations could be enacted in the future that would place copyright infringement liability more directly on ISPs.

The imposition of potential liability on ISP Channel and other Internet access providers for information carried on or disseminated through their systems could require ISP Channel to implement measures to reduce its exposure to such liability, which may require ISP Channel to expend substantial resources or to discontinue certain service or product offerings. The increased attention to liability issues as a result of these lawsuits and legislative actions and proposals could impact the growth of Internet use. While ISP Channel carries professional liability insurance, it may not be adequate to compensate claimants or may not cover ISP Channel in the event ISP Channel becomes liable for information carried on or disseminated through its networks. Any costs not covered by insurance incurred as a result of such liability or asserted liability could have a material adverse effect on the Company's results of operations and financial condition.

State Regulation

As use of the Internet has proliferated in the past several years, state legislators and regulators have increasingly shown interest in regulating various aspects of the Internet. Much of the legislation that has been proposed to date may, if enacted, handicap further growth in the use of the Internet. It is possible that the state legislatures and regulators will attempt to regulate the Internet in the future, either by regulating transactions or by restricting the content of the available information and services. Enactment of such legislation or adoption of such regulations could have a material adverse impact on ISP's business.

One area of potential state regulation concerns taxes. The United States Congress enacted a three-year moratorium on new state and local taxes on the Internet as well as taxes that discriminate against commerce through the Internet. Congress also established an advisory commission to study and make recommendations on the federal, state and local taxation of Internet-related commerce. These recommendations are due to Congress by April 2000 and could serve as the basis for additional legislation. Future laws or regulatory changes that lead to state taxation of Internet transactions could have a material adverse impact on ISP Channel's business.

Although customer-level use of the Internet to conduct commercial transactions is still in its infancy, a growing number of corporate entities are engaging in Internet transactions. It is not possible to predict how state law will evolve to address new transactional circumstances created by Internet commerce, or whether the evolution of such laws will have a material adverse impact on ISP Channel's business.

State legislators and regulators have also sought to restrict the transmission or limit access to certain materials on the Internet. For example, in the past several years, various state legislators have sought to limit or prohibit: (1) certain communications between adults and minors, (2) anonymous and pseudonymous use of the Internet, (3) on-line gambling, and (4) the offering of securities on the Internet. Enforcement of such limitations or prohibitions in some states could affect transmission in other states. State laws and regulations that restrict access to certain materials on the Web could inadvertently block access to other permissible sites. ISP Channel cannot predict the impact, if any, that any future laws or regulatory changes in this area may have on its business.

Some states have also sought to impose tort liability or criminal penalties on various conduct involving the Internet, such as the use of "hate" speech, invasion of privacy, and fraud. The adoption of such laws could adversely impact the transmission of non-offensive material on the Internet and, to that extent, possibly have a material adverse impact on ISP Channel's business.

ISP Channel anticipates that it may in the future seek to offer telecommunications service as a CLEC. All states in which ISP Channel operates require a certification or other authorization from the state regulatory commission to offer intrastate telecommunications services. Many of the states in which ISP Channel operates are in the process of addressing issues relating to the regulation of CLECs. Some states may require authorization to provide enhanced services.

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

In states where ISP Channel operates, rulemaking proceedings, arbitration proceedings and other state regulatory proceedings that may affect ISP Channel's ability to compete with ILECs are now underway or may be instituted in the future. These proceedings involve a variety of telecommunications issues, including but not limited to: pricing and pricing methodologies of local exchange and intrastate interexchange services; development and approval of resale agreements between ILECs and CLECs and among CLECs; terms and conditions governing the provision of telecommunications services; customer service and unauthorized changes in customer-selected telephone service providers; complaints regarding anticompetitive practices and transactions between affiliated telecommunications companies; denial of entry into telecommunications markets; discount levels for resale of local exchange and toll services; treatment of and compensation for calls to Internet service providers; charges for access to ILEC networks; cost sharing and implementation of interim and permanent number portability; dialing parity; access to and responsibility for universal service funding; and review and recommendation to the FCC concerning Regional Bell Operating Company authorization to offer in-region long distance service. To the extent ISP Channel decides in the future to install its own transmission facilities, rulemaking proceedings, arbitration proceedings and other state regulatory proceedings may also affect ISP Channel's ability to compete with ILECs. These proceedings may involve issues including but not limited to: collocation of ILEC and CLEC facilities; interconnection agreements between ILECs and CLECs; and access to unbundled and combined network elements of ILECs. In addition, states in which ISP Channel operates may consider legislation that involves issues including but not limited to: any of the aforementioned issues in rulemaking proceedings, arbitration proceedings and other state regulatory proceedings; alternative forms of regulation; and limitations on the provision of competitive telecommunications services.

Local Regulation

Although local jurisdictions generally have not sought to regulate the Internet, it is possible that such jurisdictions will seek to impose regulations in the future. In particular, local jurisdictions may attempt to tax various aspects of Internet access or services, such as transactions handled through the Internet or customer access, as a way of generating municipal revenue. The imposition of local taxes and other regulatory burdens by local jurisdictions could have a material adverse impact on ISP Channel's business.

In the context of the acquisition of TCI by AT&T, several local jurisdictions that approved the acquisition imposed open access conditions on such approval, while other such local jurisdictions have rejected such conditions or have reserved the right to impose such conditions in the future. In addition, a class action lawsuit was filed against the major cable modem ISPs and their cable company owners earlier this year seeking, among other things, to impose open access on such cable companies. While ISP Channel was not named in the lawsuit, the outcome could affect its business. ISP Channel cannot predict the outcome or scope of the local approval process or the class action lawsuit. Nor can ISP Channel predict the impact, if any, that future federal, state or local legal or regulatory changes, including open access conditions, might have on its business.

ISP Channel's networks may also be subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. To the extent ISP Channel decides in the future to install its own transmission facilities, it will need to obtain rights-of-way over private and publicly owned land. There can be no assurance that such rights-of-way will be available to ISP Channel on economically reasonable or advantageous terms.

Foreign Regulation

ISP Channel has recently begun to expand operations in foreign countries that may require ISP Channel to qualify to do business in such foreign countries. Qualification to do business in a foreign jurisdiction could subject ISP Channel to taxes, regulations, and other legal requirements which could have a material adverse affect on the Company's results of operations and financial condition. Conversely, ISP Channel's failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject ISP Channel to taxes, interest and penalties and could impair ISP Channel's ability to enforce contracts in such jurisdictions. It is also possible that the statutes and regulations of any applicable foreign jurisdiction could allow claims to be made against ISPs for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. Any such legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to ISP Channel's business, could have a material adverse affect on the Company's results of operation and financial condition.

The foregoing discussion of regulatory factors does not describe all laws, regulations, or restrictions that may apply to ISP Channel. Nor does it review all laws or regulations under consideration by federal and state governmental bodies that may affect ISP Channel's operations. It is possible that present and future laws and regulations not discussed here could have a material adverse effect on the Company's results of operations and financial condition.

Backlog

As of November 30, 1999, the ISP Channel had 43 signed contracts representing over 250 cable systems and approximately 2.45 million homes passed. Sixty nine of these systems, representing approximately 610,000 marketable homes passed, have been equipped and have begun offering ISP Channel's services. The remainder of these systems, representing approximately 1.84 million homes passed, are in backlog pending upgrade by the cable operator to two-way capability or pending other factors. As of November 30, 1999, ISP Channel had approximately 9,140 residential and business customers to its ISP Channel service, plus approximately 1,060 customer orders in backlog.

Employees and Facilities

As of November 30, 1999 ISP Channel had approximately 179 employees.

ISP Channel has a network operations center and customer care center located respectively at 510 and 520 Logue Avenue, Mountain View, California 94043. The Company also maintains sales offices in Chicago, Illinois; Denver, Colorado; and Los Angeles, California.

Legal Proceedings

ISP Channel has no material pending litigation.

                                   Intellicom

Intellicom provides two-way satellite Internet access options utilizing VSAT technology. Intellicom focuses its sales penetration efforts on rural markets, particularly ISPs, educational institutions and small businesses. In addition to providing Internet access options, Intellicom provides Internet-based applications, consulting services and full Internet access (including direct network connectivity). Intellicom's other products and services include Web server hosting and integration services, client software development and maintenance services, training and network integration and consulting services. A major focus for Intellicom is its K.I.D.S. package, providing curriculum content, Internet access and revenue opportunities for schools. Intellicom's VSAT-based point of presence locations can be placed throughout North and South America. Intellicom currently bases its service on Ku-band architecture but may, in the future, provide its Internet services in the C-band satellite arena in addition. Many international satellites utilize the C-band architecture and Intellicom expects to retrofit its equipment for C-band coverage areas with little difficulty.

Intellicom's mission is to become the leading provider of two-way satellite-based network connectivity solutions for organizations requiring access to the global Internet. To this end, Intellicom utilizes its unique experience and expertise to provide an effective alternative for Internet services and solutions to Internet customer networks. Intellicom has worked toward achieving this position by focusing on building a high performance network infrastructure, integrating and expanding its suite of value-added products and services, investing in its network operations and technical support infrastructure, expanding and tailoring its sales and marketing efforts to reach its targeted customers more effectively, and leveraging relationships with strategic partners.

Products and Services

Intellicom provides its customers with a comprehensive range of Internet access options, applications and consulting services. Intellicom believes that, over time, its strategic focus on business applications for the Internet and its niche network connectivity options will play a larger role in differentiating Intellicom from its competitors. Intellicom's options and services include a stable, low-cost VSAT system on two-way satellite technology, providing high-speed access to the Internet. Intellicom's branded offerings include the T1 Plus product line as a connectivity solution to the marketplace and its proprietary EdgeConnector(TM) server which enhances the VSAT network's efficiency . The comprehensive package of Internet applications is customized to work within the VSAT network, specifically for the ISP industry. A key component of its service offering is the ability to cache content at the EdgeConnector server. Intellicom created this services within its network as an answer to Internet backbone congestion. The objective is to move a substantial amount of the Web, FTP, and NNTP traffic from the network backbone to the `network edge.' The major benefit of such technology lies in its ability to cache a majority of the web's most popular sites. In addition to caching, the EdgeConnector server hosts a number of additional services, such as e-mail, Web hosting, proxy service, shell accounts, Telnet, FTP, file sharing, dynamic addressing, firewalling, address translation, and speed enhancement .

Additionally, Intellicom offers connectivity services based on a range of VSAT service options ranging from 33 kilobits per second to 66 kilobits per second dedicated uplinks with 2 megabit shared downlinks. The majority of Intellicom's customers use Intellicom as their primary gateway to the Internet and rely on Intellicom to connect, secure, and maintain their network integrity. Intellicom designs and out-source manufactures VSAT equipment specifically for its applications.

Intellicom makes a variety of other products and services available, including Web server hosting and content development services, client software products, training, end-user support and engineering support. All of these products and services are integrated to provide customers with a total solution to their Internet application and business needs. Intellicom enables Internet users to purchase access, applications, products and services, including network integration services, through a single source. Intellicom's Network Operations Center continually monitors traffic across Intellicom's network.

Sales and Marketing

Intellicom's marketing focus, for the first six months after acquisition by the Company, was primarily to serve the needs of the ISP Channel. Going forward, Intellicom's focus is to build and leverage relationships with strategic partners and distributors, which involves expanding market coverage by partnering into new point of presence locations and building new relationships with other Internet service providers, service companies, and niche access providers.

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

The competitors of Intellicom are broken into three groups: (1) vertically-integrated satellite service operators including Hughes and Intelsat;
(2) wholesale service providers including Tachyon, eSAT, and OptiStreams; (3) retail service providers including DirecTV/PC, local cable providers, and private network providers. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than Intellicom.

While Intellicom believes that the price and performance characteristics of its products and services are currently competitive, increased competition may result in price reductions, reduced gross margin and loss of market share, any of which could materially affect Intellicom's business, operating results and financial condition. Many of Intellicom's current and potential competitors have significantly greater financial, technical, marketing, and other resources than Intellicom. As a result, they may be able to respond more quickly to new or emerging technologies and changes to customer requirements, or to devote greater resources to the development, promotion, sale, and support of their products than Intellicom. The introduction of products embodying new technologies and the emergence of new industry standards could render Intellicom's existing products less marketable. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that Intellicom will be able to compete successfully against current or future competitors or that the pressures faced by Intellicom will not materially adversely affect its business, operating results, and financial condition.

Intellicom does not believe that it competes directly with terrestrial telecommunications service providers. Terrestrial providers are likely to expand their availability of high-speed access services in cities, but are unlikely to enter the rural markets because of cost, volume and required infrastructure investments. Intellicom believes that new competitors include large satellite operators that are integrating vertically by offering satellite transponder leasing, Internet access, equipment and systems integration. As a result of acquisitions, certain companies have obtained or expanded their Internet access products and services which may permit them to devote greater resources to the development of new competitive products and services and the marketing and distribution of existing products and services. Also, the ability of some of Intellicom's competitors to bundle satellite services with Internet access and other products could place Intellicom at a competitive disadvantage.

Intellicom believes that the industry will see mergers and consolidation in the near future, which could result in greater competition and increased pricing pressures. Changing market conditions could adversely affect Intellicom's business, financial condition, and results of operations. There can be no assurance that Intellicom will have the financial resources, technical expertise, or marketing and support capacity to continue to compete successfully.

Employee and Facilities

As of September 30, 1999, Intellicom had 35 employees. None of Intellicom's employees is currently subject to any collective bargaining agreement.

Intellicom operates from two principal locations. Intellicom leases approximately 16,700 square feet of space for its office, warehouse and operations center in Livermore, California and a 1,400 square foot Customer Service Center in Chippewa Falls, Wisconsin. Intellicom handles client-side technical support issues and order fulfillment through its Customer Service Center in Chippewa Falls, Wisconsin.

Legal Proceedings

Intellicom has no material pending litigation.

                Factors Affecting The Company's Operating Results

The risks and uncertainties described below are not the only ones that the Company face. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company's business operations. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company's common stock could decline, and you may lose all or part of your investment.

The Company Cannot Assure You That The Company Will Be Profitable Because The Company Has Operated The Company's Internet Services Business Only For A Short Period Of Time

The Company acquired ISP Channel in June 1996 and Intellicom on February 9, 1999. As such, the Company has very limited operating history and experience in the Internet services business and the Company cannot assure you that the Company's ability to develop or maintain strategies and business operations for the Company's Internet services will achieve positive cash flow and profitability. The successful expansion of both the ISP Channel and Intellicom services will require strategies and business operations that differ from those the Company has historically employed. To be successful, the Company must develop and market products and services that are widely accepted by consumers and businesses at prices that provide cash flow sufficient to meet the Company's debt service, capital expenditures and working capital requirements.

The Company's ISP Channel Business May Fail If The Industry As A Whole Fails Or The Company's Products And Services Do Not Gain Commercial Acceptance

It has become feasible to offer Internet services over existing cable lines and equipment on a broad scale only recently. There is no proven commercial acceptance of cable-based Internet services and none of the companies offering such services are currently profitable. It is currently very difficult to predict whether providing cable-modem Internet services will become a viable industry.

The success of the ISP Channel service will depend upon the willingness of new and existing cable subscribers to pay the monthly fees and installation costs associated with the service and to purchase or lease the equipment necessary to access the Internet. Accordingly, the Company cannot predict whether the Company's pricing model will prove to be viable, whether demand for the Company's services will materialize at the prices the Company expect to charge, or whether current or future pricing levels will be sustainable. If the Company does not achieve or sustain such pricing levels or if the Company's services do not achieve or sustain broad market acceptance, then the Company's business, financial condition, and prospects will be materially adversely affected.

The  Company's  Continued  Negative  Cash Flow And Net Losses May Depress  Stock
Prices

The Company's continued negative cash flow and net losses may result in depressed market prices for the Company's common stock. The Company cannot assure you that the Company will ever achieve favorable operating results or profitability. The Company has sustained substantial losses over the last five fiscal years. For the year ended September 30, 1999, the Company had a net loss of $50.5 million. As of September 30, 1999, the Company had an accumulated deficit of $100.2 million. The Company expects to incur substantial additional losses and experience substantial negative cash flows as the Company expands the Company's Internet service offerings. The costs of expansion will include expenses incurred in connection with:

     o inducing cable affiliates to enter into exclusive multi-year contracts with the Company;
     o the amount and timing of capital expenditures and other costs related to the Company's operations;
     o    research and development of new product and service offerings;
     o the continued development of the Company's direct and indirect selling and marketing efforts; and
     o possible charges related to acquisitions, divestitures, business alliances or changing technologies.

In addition, the Company's expense levels are based in part on expectations of future revenues and, to a large extent, are fixed. The Company may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. The Company's revenues will be dependent upon the growth rates of ISP Channel's subscribers and Intellicom's customers.

If The Company Does Not Achieve Cash Flows Sufficient To Support The Company's Operations, The Company May Be Unable To Implement The Company's Business Plan

The development of the Company's business will require substantial capital infusions as a result of:

     o the Company's need to enhance and expand product and service offerings to maintain the Company's competitive position and increase market share; and
     o the substantial investment in equipment and corporate resources required by the continued national launching of the ISP Channel and Intellicom services.

In addition, the Company anticipates that the majority of cable affiliates with one-way cable systems will eventually upgrade their cable infrastructure to two-way cable systems, at which time the Company will have to upgrade the Company's equipment on any affected cable system to handle two-way transmissions. The Company cannot accurately predict whether or when the Company will ultimately achieve cash flow levels sufficient to support the Company's operations, development of new products and services, and expansion of the Company's Internet services. Unless the Company reaches such cash flow levels, the Company may require additional financing to provide funding for operations. If the Company is required to raise capital through a long-term debt financing, the Company will be highly leveraged and such debt securities may have rights or privileges senior to those of the Company's current stockholders. If the Company is required to raise capital by issuing equity securities, the percentage ownership of the Company's stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Company's common stock. In the event that the Company cannot generate sufficient cash flow from operations, or is unable to borrow or otherwise obtain additional funds on favorable terms to finance operations when needed, the Company's business, financial condition, and prospects would be materially adversely affected.

The Unpredictability Of The Company's Quarter-To-Quarter Results May Adversely Affect The Trading Price Of The Company's Common Stock

The Company cannot predict with any significant degree of certainty the Company's quarter-to-quarter operating results. As a result, the Company believes that period-to-period comparisons of the Company's revenues and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. It is likely that in one or more future quarters the Company's results may fall below the expectations of analysts and investors. In such event, the trading price of the Company's common stock would likely decrease. Many of the factors that cause the Company's quarter-to-quarter operating results to be unpredictable are largely beyond the Company's control. These factors include, among others:

     o    the number of ISP Channel and Intellicom customers;
     o the Company's ability and that of the Company's cable affiliates to coordinate timely and effective marketing strategies, in particular, the Company's strategy for marketing the ISP Channel service to subscribers in such affiliates' local cable areas;
     o the rate at which the Company's cable affiliates can complete the installations required to initiate service for new subscribers;
     o the amount and timing of capital expenditures and other costs relating to the expansion and provision of ISP Channel and Intellicom services;
     o    competition in the Internet or cable industries; and
     o    changes in law and regulation.

Existing Contractual Obligations Allow For Additional Issuances Of Common Stock Upon A Market Price Decline, Which Could Further Adversely Affect The Market Price For The Company's Common Stock

As of November 30, 1999, the total number of shares of the Company's common stock underlying all of the Company's convertible securities, including common stock underlying unvested stock options and grants made under the Company's 1998 Stock Incentive Plan and 1999 Supplemental Stock Incentive Plan, and common stock that the Company is obligated to issue to Mediacom, LLC pursuant to a stock purchase agreement (and 500,000 shares of common stock that the Company issued to Pacific Century on December 13, 1999) was approximately 12,405,000 shares. This would have been 39.8% of the Company's outstanding common stock as of November 30, 1999, assuming such shares would have been issued as of such date. The issuance of common stock as a result of these obligations could result in immediate and substantial dilution to the holders of the Company's common stock. To the extent any of these shares of common stock are issued, the market price of the Company's common stock may decrease because of the additional shares on the market.

The Company May Not Be Able To Successfully Implement The ISP Channel's Business Plan If The Company's Cable Affiliates Are Adversely Impacted

The success of the Company's business depends upon the Company's relationship with the Company's cable affiliates. Therefore, the Company's success and future business growth will be substantially affected by economic and other factors affecting the Company's cable affiliates.

The Company does not have direct contact with the Company's customers

Because customers to the ISP Channel service must subscribe through a cable affiliate, in many cases the cable affiliate (and not the Company) will substantially control the customer relationship with the end-user customers. For example, under some of the Company's existing contracts, cable affiliates are responsible for important functions, such as billing for and collecting ISP Channel subscription fees and providing the labor and costs associated with distribution of local marketing materials.

Failure or delay by cable operators to upgrade their systems may adversely affect subscription levels

Certain ISP Channel services are dependent on the quality of the cable networks of the Company's cable affiliates. Currently, some cable systems are capable of providing only information from the Internet to the subscribers, and require a telephone line to carry information from the subscriber back to the Internet. These systems are called "one-way" cable systems. Several cable operators have announced and begun making upgrades to their systems to increase the capacity of their networks and to enable traffic both to and from the Internet over their networks, so-called "two-way capability". However, cable system operators have limited experience with implementing such upgrades. These investments have placed a significant strain on the financial, managerial, operational and other resources of cable system operators, many of which already maintain a significant amount of debt.

Further, cable operators must periodically renew their franchises with city, county or state governments. These governmental bodies may impose technical and managerial conditions before granting a renewal, and these conditions may adversely affect the cable operator's ability or willingness to implement such upgrades.

In addition, many cable operators may emphasize increasing television programming capacity to compete with other forms of entertainment delivery systems, such as direct broadcast satellite, instead of upgrading their networks for two-way Internet capability. Such upgrades have been, and the Company expects will continue to be, subject to change, delay or cancellation. Cable operators' failure to complete these upgrades in a timely and satisfactory manner, or at all, would adversely affect the market for the Company's products and services in any such operators' franchise area. In addition, cable operators may roll-out Internet access systems that are incompatible with the Company's high-speed Internet access services. Any of these actions could have a material adverse effect on the Company's business, financial condition, and prospects.

If The Company Does Not Obtain Exclusive Access To Cable Customers, The Company May Not Be Able To Sustain Any Meaningful Growth

The success of the ISP Channel service is dependent, in part, on the Company's ability to gain exclusive access to cable consumers. The Company's ability to gain exclusive access to cable customers depends upon the Company's ability to develop exclusive relationships with cable operators that are dominant within their geographic markets. The Company cannot assure you that affiliated cable operators will not face competition in the future or that the Company will be able to establish and maintain exclusive relationships with cable affiliates. Currently, a number of the Company's contracts with cable operators do not contain exclusivity provisions. Even if the Company is able to establish and maintain exclusive relationships with cable operators, the Company cannot assure the ability to do so on favorable terms or in sufficient quantities to be profitable. In addition, the Company will be excluded from providing
Internet-over-cable in those areas served by cable operators with exclusive arrangements with other Internet service providers. The Company's contracts with cable affiliates typically range from three to seven years, and the Company cannot assure you that such contracts will be renewed on satisfactory terms. If the exclusive relationship between either the Company and the Company's cable affiliates or between the Company's cable affiliates and their cable subscribers is impaired, if the Company does not become affiliated with a sufficient number of cable operators, or if the Company is not able to continue the Company's relationship with a cable affiliate once the initial term of its contract has expired, the Company's business, financial condition and prospects could be materially adversely affected.

Failure To Increase Revenues From New Products And Services, Whether Due To Lack Of Market Acceptance, Competition, Technological Change Or Otherwise, Would Have A Material Adverse Effect On The Company's Business, Financial Condition And Prospects

The Company expects to continue extensive research and development activities and to evaluate new product and service opportunities. These activities will require the Company's continued investment in research and development and sales and marketing, which could adversely affect the Company's short-term results of operations. The Company believes that future revenue growth and profitability will depend in part on the Company's ability to develop and successfully market new products and services. Failure to increase revenues from new products and services, whether due to lack of market acceptance, competition, technological change or otherwise, would have a material adverse effect on the Company's business financial condition and prospects.

The  Company's  Purchase Of  Intellicom  Subjects  The Company To Risks In A New
Market

The purchase of Intellicom involves other risks including potential negative effects on the Company's reported results of operations from acquisition-related charges and amortization of acquired technology and other intangible assets. As a result of the Intellicom acquisition, the Company recorded approximately $16 million of intangible assets which will adversely affect the Company's earnings and profitability for the foreseeable future. If the amount of such recorded intangible assets is increased or if the Company has future losses and is unable to demonstrate the Company's ability to recover the amount of intangible assets recorded during such time periods, the period of amortization could be shortened, which may further increase annual amortization charges. In such event, the Company's business and financial condition could be materially and adversely affected. In addition, the Intellicom acquisition was structured as a purchase by the Company of all of the outstanding stock of Intellicom. As a result, the Company could be adversely affected by direct and contingent liabilities of Intellicom. It is possible that the Company is not aware of all of the liabilities of Intellicom and that Intellicom has greater liabilities than the Company expected.

In addition, the Company has very little experience in the markets and technology in which Intellicom is focused. As such, the Company is faced with risks that are new to the Company, including the following:

     Dependence on VSAT market

     One of the reasons the Company purchased Intellicom was to be able to provide two-way satellite Internet access options to the Company's customers using VSAT satellite technology. However, the market for VSAT communications networks and services may not continue to grow or VSAT technology may be replaced by an alternative technology. A significant decline in this market or the replacement of the existing VSAT technology by an alternative technology could adversely affect the Company's business, financial condition and prospects.

     Risk of damage, loss or malfunction of satellite

     The loss, damage or destruction of any of the satellites used by Intellicom, or a temporary or permanent malfunction of any of these satellites, would likely result in interruption of Internet services the Company provides over the satellites which could adversely affect the Company's business, financial condition and prospects.

     In addition, use of the satellites to provide Internet services requires a direct line of sight between the satellite and the cable headend and is subject to distance and rain attenuation. In certain markets which experience heavy rainfall, transmission links must be engineered for shorter distances and greater power to maintain transmission quality. Such engineering changes may increase the cost of providing service. In addition, such engineering changes may require FCC approval, and the Company cannot assure you that the FCC would grant such approval.

     Equipment failure and interruption of service

     The Company's operations will require that the Company's network, including the satellite connections, operate on a continuous basis. It is not unusual for networks, including switching facilities and satellite connections, to experience periodic service interruption and equipment failures. It is therefore possible that the network facilities the Company uses may from time to time experience interruptions or equipment failures, which would negatively affect consumer confidence as well as the Company's business operations and reputation.

     Dependence on leases for satellites

     Intellicom currently leases satellite space from GE Americom and Satmex. If for any reason, the leases were to be terminated, the Company cannot assure you that the Company could renegotiate new leases with GE Americom, Satmex or another satellite provider on favorable terms, if at all. The Company has not identified alternative providers and believe that any new leases would probably be more costly to the Company. In any case, the Company cannot assure you that an alternative provider of satellite services would be available, or, if available, would be available on terms favorable to the Company.

     Competition

     The market for Internet access services is extremely competitive. Intellicom believes that its ability to compete successfully depends upon a number of factors, including: market presence; the capacity, reliability, and security of its network infrastructure; the pricing policies of its competitors and suppliers; and the timing and release of new products and services by Intellicom and its competitors. The Company cannot assure you that Intellicom will be able to successfully compete with respect to these factors.

     Government regulation

     The VSAT satellite industry is a highly regulated industry. In the United States, operation and use of VSAT satellites requires licenses from the FCC; and Satmex is licensed by the Mexican government. As a lessee of satellite space, the Company could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations, that modify the present regulatory environment.

     While the Company believes that the Company's lessors will be able to obtain all licenses and authorizations necessary to operate effectively, the Company cannot assure you that the Company's lessors will be successful in doing so. The Company's failure to indirectly obtain some or all necessary licenses or approvals could have a material adverse effect on the Company's business, financial condition and prospects.

If The Company Fails To Manage The Company's Expanding Business Effectively, The Company's Business, Financial Condition And Prospects Could Be Adversely Affected

To exploit fully the market for the Company's products and services, the Company must rapidly execute the Company's sales strategy while managing anticipated growth through the use of effective planning and operating procedures. To manage the Company's anticipated growth, the Company must, among other things:

     o continue to develop and improve the Company's operational, financial and management information systems;
     o    hire and train additional qualified personnel;
     o    continue to expand and upgrade core technologies; and
     o effectively manage multiple relationships with various customers, suppliers and other third parties.

Consequently, such expansion could place a significant strain on the Company's services and support operations, sales and administrative personnel and other resources. The Company may, in the future, also experience difficulties meeting demand for the Company's products and services. Additionally, if the Company is unable to provide training and support for the Company's products, it will take longer to install the Company's products and customer satisfaction may be lower. The Company cannot assure that the Company's systems, procedures or controls will be adequate to support the Company's operations or that management will be able to exploit fully the market for the Company's products and services. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and prospects.

The Company's Limited Experience With International Operations May Prevent The Company From Growing The Company's Business Outside The United States

A key component of the Company's strategy is to expand into international markets and offer broadband services in those markets. The Company has limited experience in developing localized versions of the Company's products and services and in developing relationships with international cable system operators. The Company may not be successful in expanding the Company's product and service offerings into foreign markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand the Company's international presence, the Company faces specific risks related to providing broadband services in foreign jurisdictions, including:

     o    regulatory requirements, including the regulation of Internet access;
     o legal uncertainty regarding liability for information retrieved and replicated in foreign jurisdictions; and
     o lack of a developed cable infrastructure in many international markets.

If Cable  Affiliates  Are Unable To Renew  Their  Franchises  Or The  Company is
Unable  To  Affiliate  With  Replacement  Operators,   The  Company's  Business,
Financial Condition And Prospects Could Be Materially Adversely Affected

Cable television companies operate under non-exclusive franchises granted by local or state authorities that are subject to renewal and renegotiation from time to time. A franchise is generally granted for a fixed term ranging from five to 15 years, but in many cases the franchise may be terminated if the franchisee fails to comply with the material provisions of the franchise. The Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act") prohibits franchising authorities from granting exclusive cable television franchises and from unreasonably refusing to award additional competitive franchises. The Cable Act also permits municipal authorities to operate cable television systems in their communities without franchises. The Company cannot assure that cable television companies having contracts with the Company will retain or renew their franchises. Non-renewal or termination of any such franchises would result in the termination of the Company's contract with the applicable cable operator. If an affiliated cable operator were to lose its franchise, the Company would seek to affiliate with the successor to the franchisee. The Company cannot, however, assure an affiliation with such successor. In addition, affiliation with a successor could result in additional costs to the Company. If the Company cannot affiliate with replacement cable operators, the Company's business, financial condition and prospects could be materially adversely affected.

The Company May Lose Cable Affiliates Through Their Acquisition Which Could Have A Material Adverse Effect On The Company's Business, Financial Condition And Prospects

Under many of the Company's contracts, if a cable affiliate is acquired and the acquiring company chooses not to enter into a contract with the Company, the Company may lose the Company's ability to offer Internet services in the area served by such former cable affiliate entirely or on an exclusive basis. Such a loss could have a material adverse effect on the Company's business, financial condition and prospects.

The Company Depends On Third-Party Technology To Develop And Introduce Technology The Company Uses And The Absence Of Or Any Significant Delay In The Replacement Of Third-Party Technology Would Have A Material Adverse Effect On The Company's Business, Financial Condition And Prospects.

The markets for the products and services the Company uses are characterized by the following:

     o    intense competition;
     o    rapid technological advances;
     o    evolving industry standards;
     o    changes in subscriber requirements;
     o    frequent new product introductions and enhancements; and
     o    alternative service offerings.

Because of these factors, the Company has chosen to rely upon third parties to develop and introduce technologies that enhance the Company's current product and service offerings. If the Company's relationship with such third parties is impaired or terminated, then the Company would have to find other developers on a timely basis or develop the Company's own technology. The Company cannot predict whether the Company will be able to obtain the third-party technology necessary for continued development and introduction of new and enhanced products and services or whether such technology will gain market acceptance. In addition, the Company cannot predict whether the Company will obtain third-party technology on commercially reasonable terms or replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of the Company's products or services. The absence of or any significant delay in the replacement of third-party technology would have a material adverse effect on the Company's business, financial condition and prospects.

The Company Depends On Third-Party Suppliers For Certain Key Products And Services And Any Inability To Obtain Sufficient Key Components Or To Develop Alternative Sources For Such Components Could Result In Delays Or Reductions In The Company's Product Shipments

The Company currently depends on a limited number of suppliers for certain key products and services. In particular, the Company depends on General Instrument Corporation, 3Com Corporation and Com21, Inc. for headend and cable modem equipment, Cisco Systems, Inc. for specific network routing and switching equipment, and, among others, MCIWorldCom, Inc. for national Internet backbone services. Additionally, certain of the Company's cable modem and headend equipment suppliers are in litigation over their patents. The Company could experience disruptions in the delivery or increases in the prices of products and services purchased from vendors as a result of this intellectual property litigation. The Company cannot predict when delays in the delivery of key components and other products may occur due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limited availability in the suppliers' underlying raw materials. In addition, the Company may not have adequate remedies against such third parties as a result of breaches of their agreements with the Company. The inability to obtain sufficient key components or to develop alternative sources for such components could result in delays or reductions in the Company's product shipments. If that were to happen, it could have a material adverse effect on the Company's customer relationships, business, financial condition, and prospects.

If New Data Over Cable System Interface Specifications ("DOCSIS")-Compliant Cable Modems Are Not Deployed Timely And Successfully, The Company's Subscriber Growth Could Be Constrained

Each of the Company's subscribers currently obtains a cable modem from the Company to access the ISP Channel. The North American cable industry has recently adopted interface standards known as DOCSIS for hardware and software to support the delivery of data services over the cable infrastructure utilizing compatible cable modems. If the Company is not able to obtain a sufficient quantity of DOCSIS-compliant modems, the Company's growth will be limited.

The Company also believes that in order to meet the Company's subscriber goals, two-way cable modems must also become widely available in other channels, such as through personal computer manufacturers and through retail outlets. Currently, this widespread availability has not yet occurred. In addition, these modems must be easy for consumers to install themselves, rather than requiring a customer service representative to perform the installation. If two-way cable modems do not become quickly available in outlets other than through cable television companies, or if they cannot be installed easily by consumers, it would be difficult for the Company to attract large numbers of additional subscribers and the Company's business would be harmed.

The Company Depends On Third-Party Carriers To Maintain Their Cable Systems Which Carry The Company's Data And Any Interruption Of The Company's Operations Due To The Failure To Maintain Their Cable Systems Would Have A Material Adverse Effect On The Company's Business, Financial Condition And Prospects

The Company's success will depend upon the capacity, reliability and security of the network used to carry data between the Company's subscribers and the Internet. A significant portion of such network is owned by third parties, and accordingly the Company has no control over its quality and maintenance. The Company relies on cable operators to maintain their cable systems. In addition, the Company relies on other third parties to provide a connection from the cable system to the Internet. Currently, the Company has transit agreements with MCIWorldCom, Sprint, and others to support the exchange of traffic between the Company's network operations center, cable system and the Internet. The failure of any other link in the delivery chain resulting in an interruption of the Company's operations would have a material adverse effect on the Company's business, financial condition and prospects.

Any Increase In Competition Could Reduce The Company's Gross Margins, Require Increased Spending By The Company On Research And Development And Sales And Marketing, And Otherwise Materially Adversely Affect The Company's Business, Financial Condition And Prospects

The markets for the Company's products and services are intensely competitive, and the Company expects competition to increase in the future. Many of the Company's competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than the Company does. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services or online content than the Company can. The Company's ability to compete may be further impeded if, as evidenced by the acquisitions of TCI and MediaOne by AT&T, competitors utilizing different or the same technologies seek to acquire or merge to enhance their competitive strengths. The Company cannot predict whether the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, financial condition, prospects or ability to repay the Company's debts. Any increase in competition could reduce the Company's gross margins, require increased spending by the Company on research and development and sales and marketing, and otherwise materially adversely affect the Company's business, financial condition and prospects.

ISP Channel face competition from many sources, which include:

     o    other cable-based access providers;
     o    telephone-based access providers; and
     o    alternative technologies.

Cable-based access providers

In the cable-based segment of the Internet access industry, the Company competes with other cable-based data services that are seeking to contract with cable system operators. These competitors include:

     o systems integrators such as Excite@Home, Roadrunner and High Speed Access Corp.; and
     o Internet service providers such as Earthlink Network, Inc. and MindSpring Enterprises, Inc. (which two companies are in the process of merging), and IDT Corporation.

Most cable system operators have begun to provide high-speed Internet access services over their existing networks. The largest of these cable system operators are Adelphia, CableVision, Charter, Comcast, Cox, MediaOne, TCI and Time Warner. Comcast, Cox and TCI market through Excite@Home, while Time Warner plans to market the RoadRunner service through Time Warner's own cable systems as well as to other cable system operators nationwide. Adelphia provides high speed Internet access through a wholly owned subsidiary called Powerlink. In particular, Excite@Home has announced its intention to compete directly in the small- to medium-sized cable system market, where High Speed Access Corp., an affiliate of Charter, currently competes as well.

Telephone-based access providers

Some of the Company's most direct competitors in the access markets are telephone-based access providers, including incumbent local exchange carriers, national interexchange or long distance carriers, fiber-based competitive local exchange carriers, ISPs, online service providers, wireless and satellite data service providers, and local exchange carriers that use digital subscriber line technologies. Some of these competitors are among the largest companies in the country, including AT&T, MCIWorldCom, Sprint and Qwest. Other competitors include BBN, Earthlink/Mindspring, Netcom, Concentric Network, and PSINet. The result is a highly competitive and fragmented market.

Some of the Company's potential competitors are offering diversified packages of telecommunications services to residential customers. If these companies also offer Internet access service, then the Company would be at a competitive disadvantage. Many of these companies are offering (or may soon offer) technologies that will attempt to compete with some or all of the Company's Internet data service offerings. The bases of competition in these markets include:

     o    transmission speed;
     o    security of transmission;
     o    reliability of service;
     o    ease of access and use;
     o    ratio of price to performance;
     o    quality of presentation and content;
     o    timeliness of content;
     o    customer support;
     o    brand recognition; and
     o    operating experience and revenue sharing.

Alternative technologies

In addition, the market for high-speed data transmission services is characterized by several competing technologies that offer alternatives to cable-modem service and conventional dial-up access. Competitive technologies include telecom-related wireline technologies, such as integrated services digital network and digital subscriber line technologies, and wireless technologies such as local multipoint distribution service, multichannel multipoint distribution service and various types of satellite services. The Company's prospects may be impaired by FCC rules and regulations, which are designed, at least in part, to increase competition in video and related services. The FCC has also created a General Wireless Communications Service in which licensees are afforded broad latitude in defining the nature and service area of the communications services they offer. The full impact of the General Wireless Communications Service remains to be seen. Nevertheless, all of these new technologies pose potential competition to the Company's business. Significant market acceptance of alternative solutions for high-speed data transmission could decrease the demand for the Company's services.

The Company cannot predict whether and to what extent technological developments will have a material adverse effect on the Company's competitive position. The rapid development of new competing technologies and standards increases the risk that current or new competitors could develop products and services that would reduce the competitiveness of the Company's products and services. If that were to happen, it could have a material adverse effect on the Company's business, financial condition and prospects.

A Perceived Or Actual Failure By The Company To Achieve Or Maintain High Speed Data Transmission Could Significantly Reduce Consumer Demand For The Company's Services And Have A Material Adverse Effect On The Company's Business, Financial Condition And Prospects

Because the ISP Channel and Intellicom services have been operational for a relatively short period of time, the Company's ability to connect and manage a substantial number of online subscribers at high transmission speeds is unknown. In addition, the Company face risks related to the Company's ability to scale up to expected subscriber levels while maintaining superior performance. The actual downstream data transmission speeds for each subscriber will be significantly slower and will depend on a variety of factors, including:

     o    actual speed provisioned for the subscriber's modem;
     o    quality of the server used to deliver content;
     o    overall Internet traffic congestion;
     o    the number of active subscribers on a given channel at the same time;
     o    the capability of modems used; and
     o the service quality of the cable networks of ISP Channel's cable affiliates and the networks of Intellicom's customers.

As the number of subscribers increases, it may be necessary for the Company's cable affiliates to add additional 6 MHz channels in order to maintain adequate data transmission speeds from the Internet. These additions would render such channels unavailable to such cable affiliates for video or other programming. The Company cannot assure you that the Company's cable affiliates will provide additional capacity for this purpose. On two-way cable systems, the transmission data channel to the Internet (or return path) is located in a range not used for broadcast by traditional cable networks and is more susceptible to interference than the transmission data channel from the Internet, resulting in a slower peak transmission speed to the Internet. In addition to the factors affecting data transmission speeds from the Internet, the interference level in the cable affiliates' data broadcast range to the Internet can materially affect actual data transmission speeds to the Internet. The actual data delivery speeds realized by subscribers will be significantly lower than peak data transmission speeds and will vary depending on the subscriber's hardware, operating system and software configurations. The Company cannot assure you that the Company will be able achieve or maintain data transmission speeds high enough to attract and retain the Company's planned numbers of subscribers, especially as the number of subscribers to the Company's services grows. Consequently, a perceived or actual failure by the Company to achieve or maintain high speed data transmission could significantly reduce consumer demand for the Company's services and have a material adverse effect on the Company's business, financial condition and prospects.

Any Damage Or Failure That Causes Interruptions In The Company's Operations Could Have A Material Adverse Effect On The Company's Business, Financial Condition And Prospects

The Company's operations are dependent upon the Company's ability to support a highly complex network and avoid damages from fires, earthquakes, floods, power losses, telecommunications and satellite failures, network software flaws, transmission cable cuts and similar events. The occurrence of any one of these events could cause interruptions in the services the Company provides. In addition, the failure of an incumbent local exchange carrier or other service provider to provide the communications capacity the Company requires, as a result of a natural disaster, operational disruption or any other reason, could cause interruptions in the services the Company provides. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and prospects.

The Company May Be Vulnerable To Unauthorized Access, Computer Viruses And Other Disruptive Problems Which May Result In The Company's Liability To The Company's Subscribers And May Deter Others From Becoming Subscribers

While the Company has taken substantial security measures, the Company's networks or those of the Company's cable affiliates may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet service providers and online service providers have experienced in the past, and may experience in the future, interruptions in service as a result of the accidental or intentional actions of Internet users. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in the Company's computer systems and those of the Company's subscribers. Such events may result in the Company's liability to the Company's subscribers and may deter others from becoming subscribers, which could have a material adverse effect on the Company's business, financial condition and prospects. Although the Company intends to continue using industry-standard security measures, such measures have been circumvented in the past, and the Company cannot assure you that these measures will not be circumvented in the future. Moreover, the Company has no control over the security measures that the Company's cable affiliates adopt. Eliminating computer viruses and alleviating other security problems may cause the Company's subscribers delays due to interruptions or cessation of service. Such delays could have a material adverse effect on the Company's business, financial condition and prospects.

If The Market For High-Quality Content Fails To Develop, Or Develops More Slowly Than Expected, The Company's Business, Financial Condition And Prospects Will Be Materially Adversely Affected

A key part of the Company's strategy is to provide Internet users a more compelling interactive experience than the one currently available to customers of dial-up Internet service providers and online service providers. The Company believes that, in addition to providing high-speed, high-performance Internet access, to be successful the Company must also develop and aggregate high-quality multimedia content. The Company's success in providing and aggregating such content will depend in part on:

     o the Company's ability to develop a customer base large enough to justify investments in the development of such content;
     o the ability of content providers to create and support high-quality multimedia content; and
     o the Company's ability to aggregate content offerings in a manner subscribers find attractive.

The Company cannot assure you that the Company will be successful in these endeavors. In addition, the market for high-quality multimedia Internet content has only recently begun to develop and is rapidly evolving, and there is significant competition among Internet service providers and online service providers for obtaining such content. If the market fails to develop, or develops more slowly than expected, or if competition increases, or if the Company's content offerings do not achieve or sustain market acceptance, the Company's business, financial condition and prospects will be materially adversely affected.

The Company's Failure To Attract Advertising Revenues In Quantities And At Rates That Are Satisfactory To The Company Could Have A Material Adverse Effect On The Company's Business, Financial Condition And Prospects

The success of the ISP Channel service depends in part on the Company's ability to draw advertisers to the ISP Channel. The Company expects to derive significant revenues from advertisements placed on co-branded and ISP Channel web pages and "click through" revenues from products and services purchased through links from the ISP Channel to vendors. The Company believes that the Company can leverage the ISP Channel to provide demographic information to advertisers to help them better target prospective customers. Nonetheless, the Company has not generated any significant advertising revenue yet and the Company cannot assure you that advertisers will find such information useful or will choose to advertise through the ISP Channel. Therefore, the Company cannot assure you that the Company will be able to attract advertising revenues in quantities and at rates that are satisfactory to the Company. The failure to do so could have a material adverse effect on the Company's business, financial condition and prospects.

If The Company Is Unsuccessful In Establishing And Maintaining The ISP Channel Brand, Or If The Company Incurs Excessive Expenses In Promoting And Maintaining The ISP Channel's Brand, The Company's Business, Financial Condition And Prospects Would Be Materially Adversely Affected

The Company believes that establishing and maintaining the ISP Channel brand are critical to attract and expand the Company's subscriber base. Promotion of the ISP Channel brand will depend on several factors, including:

     o the Company's success in providing high-speed, high-quality consumer and business Internet products, services and content;
     o    the marketing efforts of the Company's cable affiliates; and
     o the reliability of the Company's cable affiliates' networks and services.

The Company cannot assure you that any of these factors will be achieved. The Company has little control over the Company's cable affiliates' marketing efforts or the reliability of their networks and services.

If consumers and businesses do not perceive the Company's existing products and services as high quality or the Company introduces new products or services or enter into new business ventures that are not favorably received by consumers and businesses, then the Company will be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, to the extent that the ISP Channel service is unavailable, the Company risks frustrating potential subscribers who are unable to access the Company's products and services.

Furthermore, the Company may need to devote substantial resources to create and maintain a distinct brand loyalty among customers, to attract and retain subscribers, and to promote and maintain the ISP Channel brand in a very competitive market. If the Company is unsuccessful in establishing or maintaining the ISP Channel brand or if the Company incurs excessive expenses in promoting and maintaining the Company's brand, the Company's business, financial condition and prospects would be materially adversely affected.

If The Company Encounters Significant Problems With The Company's Billing And Collections Process, The Company's Business, Financial Condition And Prospects Could Be Materially Adversely Affected

The Company is in the process of designing and implementing the Company's billing and collections system for the ISP Channel service. The Company intends to bill for the Company's services primarily over the Internet and, in most cases, to collect these invoices through payments initiated via the Internet. Such invoices and payments have security risks. Given the complexities of such a system, the Company cannot assure you that the Company will be successful in developing and launching the system in a timely manner or that the Company will be able to scale the system quickly and efficiently if the number of subscribers requiring such a billing format increases. Currently, many of the Company's cable affiliates are responsible for billing and collection for the Company's Internet access services. As a result, the Company has little or no control over the accuracy and timeliness of the invoices or over collection efforts.

Given the Company's relatively limited history with billing and collection for Internet services, the Company cannot predict the extent to which the Company may experience bad debts or the Company's ability to minimize such bad debts. If the Company encounters significant problems with the Company's billing and collections process, the Company's business, financial condition and prospects could be materially adversely affected.

The Company May Face Potential Liability For Defamatory Or Indecent Content, Which May Cause The Company To Modify The Way The Company Provides Services

Any imposition of liability on the Company for information carried on the Internet could have a material adverse effect on the Company's business, financial condition and prospects. The law relating to liability of Internet service providers and online service providers for information carried on or disseminated through their networks is currently unsettled. A number of lawsuits have sought to impose such liability for defamatory speech and indecent materials. Congress has attempted to impose such liability, in some circumstances, for transmission of obscene or indecent materials. In one case, a court has held that an online service providers could be found liable for defamatory matter provided through its service, on the ground that the service provider exercised active editorial control over postings to its service. Because of the potential liability for materials carried on or disseminated through the Company's systems, the Company may have to implement measures to reduce the Company's exposure to such liability. Such measures may require the expenditure of substantial resources or the discontinuation of certain products or services.

The  Company  May  Face  Potential  Liability  For  Information   Retrieved  And
Replicated That May Not Be Covered By The Company's Insurance

The Company's liability insurance may not cover potential claims relating to providing Internet services or may not be adequate to indemnify the Company for all liability that may be imposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition and prospects. Because subscribers download and redistribute materials that are cached or replicated by the Company in connection with the Company's Internet services, claims could be made against the Company or the Company's cable affiliates under both U.S. and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of such materials. You should know that these types of claims have been successfully brought against online service providers. In particular, copyright and trademark laws are evolving both domestically and internationally, and it is uncertain how broadly the rights provided under these laws will be applied to online environments. It is impossible for the Company to determine who the potential rights holders may be with respect to all materials available through the Company's services. In addition, a number of third-party owners of patents have claimed to hold patents that cover various forms of online transactions or online technology. As with other online service providers, patent claims could be asserted against the Company based upon the Company's services or technologies.

The Company's Success Depends Upon The Development Of New Products And Services In The Face Of Rapidly Evolving Technology

The Company's products and services may not be commercially successful

The Company's future development efforts may not result in commercially successful products and services or the Company's products and services may be rendered obsolete by changing technology, new industry standards or new product announcements by competitors.

For example, the Company expects digital set-top boxes capable of supporting high-speed Internet access services to be commercially available in the next 12 months. Set top boxes will enable subscribers to access the Internet without a computer. Although the widespread availability of set-top boxes could increase the demand for the Company's Internet service, the demand for set-top boxes may never reach the level the Company and industry experts have estimated. Even if set-top boxes do reach this level of popularity, the Company cannot assure you that the Company will be able to capitalize on such demand. If this scenario occurs or if other technologies or standards applicable to the Company's products or services become obsolete or fail to gain widespread commercial acceptance, then the Company's business, financial condition and prospects will be materially adversely affected.

The Company's ability to adapt to changes in technology and industry standards, and to develop and introduce new and enhanced products and service offerings, will determine whether the Company can maintain or improve the Company's competitive position and the Company's prospects for growth. However, the following factors may hinder the Company's efforts to introduce and sell new products and services:

     o rapid technological changes in the Internet and telecommunications industries;
     o the lengthy product approval and purchase process of the Company's customers; and
     o the Company's reliance on third-party technology for the development of new products and services.

The Company's suppliers' products may become obsolete, requiring the Company to purchase additional inventory or replacement equipment

The technology underlying the Company's capital equipment, such as headends and cable modems, continues to evolve and, accordingly, the Company's equipment could become out-of-date or obsolete prior to the time the Company originally intended to replace it or sell it. If this occurs, the Company may need to purchase substantial amounts of new capital equipment or inventory, which could have a material adverse effect on the Company's business, financial condition and prospects.

The Company's competitors' products may make the Company's products less commercially viable

The introduction by the Company's competitors of products or services embodying, or purporting to embody, new technology could also render the Company's existing products and services, as well as products or services under development, obsolete and unmarketable. Internet, telecommunications and cable technologies are evolving rapidly. Many large corporations, including large telecommunications providers, regional Bell operating companies and telecommunications equipment providers, as well as large cable system operators, regularly announce new and planned technologies and service offerings that could impact the market for the Company's services. The announcements can delay purchasing decisions by the Company's customers and confuse the marketplace regarding available alternatives. Such announcements could, in the future, adversely impact the Company's business, financial condition and prospects.

In addition, the Company cannot assure you that the Company will have the financial and technical resources necessary to continue successful development of new products or services based on emerging technologies. Moreover, due to intense competition, there may be a time-limited market opportunity for the Company's cable- based consumer and business Internet services. The Company's services may not achieve widespread acceptance before competitors offer products and services with speed and performance similar to the Company's current offerings. In addition, the widespread adoption of new Internet or telecommuting technologies or standards, cable-based or otherwise, could require substantial and costly modifications to the Company's equipment, products and services and could fundamentally alter the character, viability and frequency of Internet-based advertising, either of which could have a material adverse effect on the Company's business, financial condition and prospects.

If The Company Is Unable To Successfully Integrate Future Acquisitions Into The Company's Operations, Then The Company's Results And Financial Condition May Be Adversely Affected

In addition to the recent acquisition of Intellicom, the Company may acquire other businesses that the Company believes will complement the Company's existing businesses. The Company cannot predict if or when any prospective acquisitions will occur or the likelihood that they will be completed on favorable terms. Acquiring a business involves many risks, including:

     o potential disruption of the Company's ongoing business and diversion of resources and management time;
     o potential dilution to existing stockholders if the Company uses equity securities to finance acquisitions; o incurrence of unforeseen obligations or liabilities;
     o possible inability of management to maintain uniform standards, controls, procedures and policies;
     o    difficulty assimilating the acquired operations and personnel;
     o risks of entering markets in which the Company has little or no direct prior experience; and

     o potential impairment of relationships with employees or customers as a result of changes in management.

The Company cannot assure that the Company will make any acquisitions or that the Company will be able to obtain additional financing for such acquisitions, if necessary. If any acquisitions are made, the Company cannot assure that the Company will be able to successfully integrate the acquired business into the Company's operations or that the acquired business will perform as expected.

The Company's Equity Investments In Other Companies May Not Yield Any Returns

The Company has made equity investments in several Internet-related companies, including joint ventures in other countries. In most instances, these investments are in the form of illiquid securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. The Company's investments in these companies may not yield any return. Furthermore, if these companies are not successful, the Company could incur charges related to the write-down or write-off of assets. The Company also records and continues to record a share of the net losses in these companies, up to the Company's cost basis, if they are the Company's affiliates. The Company intends to continue to make significant additional investments in the future. Losses or charges resulting from these investments could harm the Company's operating results.

Loss Of Key Personnel May Disrupt The Company's Operations

The loss of key personnel may disrupt the Company's operations. The Company's success depends, in large part, on the Company's ability to attract and retain qualified technical, marketing, sales and management personnel. With the expansion of the ISP Channel and Intellicom services, the Company is currently seeking new employees. However, competition for such personnel is intense in the Company's business, and thus, the Company may be unsuccessful in the its hiring efforts. To launch the ISP Channel service concept on a large-scale basis, the Company has recently assembled a new management team, many of whom have been with the Company for less than twelve months. The loss of any member of the new team, or failure to attract or retain other key employees, could have a material adverse effect on the Company's business, financial condition and prospects.

Direct And Indirect Government Regulation Can Significantly Impact The Company's Business

Currently, neither the FCC nor any other federal or state communications regulatory agency directly regulates Internet access services provided by the Company's cable systems. However, any changes in law or regulation relating to Internet connectivity, cable operators or telecommunications markets could affect the nature, scope and prices of the Company's services. Such changes include those that directly or indirectly affect costs, limit usage of subscriber- related information or increase the likelihood or scope of competition from telecommunications companies or other Internet access providers.

Possibility of changes in law or regulation

Because the provision of Internet access services using cable networks is a relatively recent development, the regulatory classification of such services remains unsettled. Some parties have argued that providing Internet access services over a cable network is a "telecommunications service" and that, therefore, Internet access service providers should be subject to regulation which, under the Communications Act of 1934, apply to telephone companies. Other parties have argued that Internet access services over the cable system is a cable service under the Communications Act, which would subject such services to a different set of laws and regulations. It is unclear at this time whether federal, state, or local governing bodies will adopt one classification over another, or adopt another regulatory classification altogether, for Internet access services provided over cable systems. The FCC recently decided to address Internet access issuers in its February 17, 1999 order approving the merger between AT&T and TCI, which was announced by the two companies on June 24, 1998. A number of parties had opposed the merger unless the FCC required the AT&T/TCI combination to provide unaffiliated ISPs with unbundled, open access to the cable platform whenever that platform is being used by an AT&T/TCI affiliate to provide Internet service. Other parties argued that the FCC should examine industry-wide issues surrounding open access to cable-provided Internet service in a generic rulemaking, rather than in the specific, adjudicatory context of a merger evaluation. The FCC decided that it would be imprudent to grant either request for action at this time given the nascent stage in the development and deployment of high-speed Internet access services. Certain local jurisdictions that approved the AT&T/TCI merger have imposed open access conditions on such approval, while other such local jurisdictions have rejected such conditions or have reserved the right to impose such conditions in the future. At least one federal district court has upheld the local jurisdiction's decision to mandate open access. The Company cannot predict the ultimate outcome or scope of the local approval process. Nor can the Company predict the impact, if any, that future federal, state or local legal or regulatory changes, including open access conditions, might have on the Company's business.

Regulations affecting the cable industry may discourage cable operators from upgrading their systems

Regulation of cable television may affect the speed at which the Company's cable affiliates upgrade their cable infrastructures to two-way cable. Currently, the Company's cable affiliates have generally elected to classify the distribution of the Company's services as "additional cable services" under their respective franchise agreements, and accordingly pay franchise fees. However, the election by cable operators to classify Internet access as an additional cable service may be challenged before the FCC, the courts or Congress, and any change in the classification of service could have a potentially adverse impact on the Company.

The Company's cable affiliates may be subject to multiple franchise fees for distributing the Company's services

Another possible risk is that local franchise authorities may subject the cable affiliates to higher or additional franchise fees or taxes or otherwise require them to obtain additional franchises in connection with distribution of the Company's services. There are thousands of franchise authorities in the United States alone, and thus it will be difficult or impossible for the Company or the Company's cable affiliates to operate under a unified set of franchise requirements.

Possible negative consequences if cable operators are classified as common carriers

If the FCC or another governmental agency classifies cable system operators as "common carriers" or "telecommunications carriers" because they provide Internet services, or if cable system operators themselves seek such classification as a means of limiting their liability, the Company could lose the Company's rights as the exclusive ISP for some of the Company's cable affiliates and the Company or the Company's cable affiliates could be subject to common carrier regulation by federal and state regulators.

Import restrictions may affect the delivery schedules and costs of supplies from foreign shippers

In addition, the Company obtains some of the components for the Company's products and services from foreign suppliers which may be subject to tariffs, duties and other import restrictions. Any changes in law or regulation including those discussed above, whether in the United States or elsewhere, could materially adversely affect the Company's business, financial condition and prospects.

The Company Does Not Intend To Pay Dividends

The Company has not historically paid any cash dividends on the Company's common stock and do not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon the Company's earnings and capital requirements, the Company's debt obligations and other factors the board of directors deems relevant. The Company currently intends to retain the its earnings, if any, to finance the development and expansion of the ISP Channel service.

The Company's Stock Price Is Volatile

The volatility of the Company's stock price may make it difficult for holders of the common stock to transfer their shares at the prices they want. The market price for the Company's common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

     o    announcements of developments related to the Company's business;
     o    fluctuations in the Company's results of operations;
     o sales of substantial amounts of the Company's securities into the marketplace;
     o general conditions in the Company's industries or the worldwide economy;
     o    an outbreak of war or hostilities;
     o a shortfall in revenues or earnings compared to securities analysts' expectations;
     o    changes in analysts' recommendations or projections;
     o announcements of new products or services by the Company or the Company's competitors; and
     o changes in the Company's relationships with the Company's suppliers or customers.

The market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or market volatility in the future could adversely affect the price of the Company's common stock, and thus, the current market price may not be indicative of future market prices.

Prospective Anti-Takeover Provisions Could Negatively Impact The Company's Stockholders

The Company is a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may discourage, delay or make a change in control of the Company more difficult or prevent the removal of incumbent directors. In addition, the Company's certificate of incorporation and bylaws have certain provisions that have the same effect. These provisions may have a negative impact on the price of the Company's common stock and may discourage third-party bidders from making a bid for the Company or may reduce any premiums paid to stockholders for their common stock.

The Year 2000 Issue Could Harm The Company's Operations

Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because such computer programs would not properly recognize a year that begins with "20" instead of "19". This, in turn, could result in major system failures or miscalculations that could disrupt the Company's business. The Company has formulated a year 2000 ("Y2K") plan (the "Y2K Plan") to address the Company's Y2K issues and has created a Y2K Task Force headed by the Director of Information Systems and Data Services to implement the plan. The Company's Y2K Plan has six phases:

     1. Organizational Awareness: educate the Company's employees, senior management, and the board of directors about the Y2K issue.
     2. Inventory: complete inventory of internal business systems and their relative priority to continuing business operations. In addition, this phase includes a complete inventory of products and services, critical vendors, suppliers and services providers and their Y2K compliance status.
     3. Assessment: assessment of internal business systems and external customers (including cable affiliates), critical vendors, suppliers and service providers and their Y2K compliance status.
     4. Planning: preparing the individual project plans and project teams and other required internal and external resources to implement the required solutions for Y2K compliance.
     5.   Execution: implementation of the solutions and fixes.
     6.   Validation: testing the solutions for Y2K compliance.

The Company's Y2K Plan will apply to two areas:

     1.   Internal business systems
     2.   Compliance by external customers and providers

During the course of addressing all Y2K issues, the Company also added remediation and contingency planning processes.

Internal Business Systems

The Company's internal business systems and workstation business applications will be a primary area of focus. The Company is completing the implementation of new enterprise-wide business solutions to replace existing manual processes and/or "home grown" applications during 1999. These solutions are represented by their vendors as being fully Y2K compliant. The Company has few, if any, "legacy" applications that needed to be evaluated for Y2K compliance.

The Company completed the Inventory, Assessment and Planning Phases of substantially all critical internal business systems. The Execution and Validation Phases have begun. The Company expects to be Y2K compliant on all critical internal business systems before December 31, 1999. But in any event, the Company will have contingency plans in place to continue critical business operations should some part of the internal business systems fail.

Some  non-critical  systems  may not be  addressed  until  after  January  2000.
However,   the  Company  believes  such  systems  will  not  cause   significant
disruptions in the Company's operations.

Compliance by External Customers and Providers

The Company has substantially completed the inventory phase and is in the final stages of the assessment phase with the Company's critical suppliers, service providers and contractors to determine the extent to which the interface systems are susceptible to those third parties' failure to remedy their own Y2K issues. To the extent that responses to Y2K readiness responses have been unsatisfactory, the Company is working with these parties to remediate the issues.

The Company has been in discussions with its cable affiliates with regard to the status of their Y2K readiness; Cable affiliates representing over 50% of our cable-based Internet customers have provided written or verbal assurances of their Y2K readiness. However, there can be no guarantee that the Y2K compliance efforts of any of the Company's cable affiliates will be successful.

Risks Associated with Y2K

The Company believes a major risk associated with the Y2K issue is the ability of the its key business partners and vendors to resolve their own Y2K issues. The Company has spent a great deal of time over the past several months, working closely with suppliers and vendors to assure their compliance. However, should any problems occur the Company may lose significant revenue and incur unanticipated expenses to remedy the problem, and such problems could divert management's time and attention, any of which could have a material effect on the Company's business, results of operation and financial condition.

To the extent any of our cable affiliates experience Y2K failures, the Company's Internet service customers could experience an interruption or total or partial failure of service. Should this occur, the Company could lose significant revenue as a direct result of the Y2K failure or indirectly due to the loss of customers, either of which could have material effect on the Company's business results of operations and financial condition.

Costs to Address Y2K issues

Because the Company is implementing new enterprise-wide business solutions to replace existing manual processes and/or "home grown" applications, there will be little, if any, Y2K changes required to existing business applications. All of the new business applications implemented (or in the process of being implemented in 1999) are represented as being Y2K compliant.

The Company does not separately track the internal costs incurred for the Y2K project, which costs are principally related to payroll costs for the Company's information systems staff. The external costs, primarily consultants, has been approximately $50,000 through November 30, 1999 and is estimated that the Company will spend an additional $250,000 on its remediation and contingency plans.

Contingency Plan

The Company has formulated a contingency plan which includes maintaining staffing during the most critical times during which the Company might experience Y2K failures. In addition, the Company will have field personnel on standby to assist cable affiliates and VSAT customers should assistance be required if the interface systems fail. However, the Company's contingency plan can not address problems should its cable affiliates fail to be Y2K compliant.

Summary

There can be no assurance that the systems of the Company's customers, other companies or government entities, on which the Company rely for supplies, cash payments, and future business, will be timely converted, or that a failure to convert by the Company's customers, other companies or government entities, would not have a material adverse effect on the Company's financial position or results of operations. Further, if, due to Y2K issues, third-party suppliers, service providers and contractors fail to provide the Company with components, materials, or services which are necessary to deliver the Company's service and product offerings, with sufficient electrical power and transportation infrastructure to deliver the Company's service and product offerings, then any such failure could have a material adverse effect on the Company's ability to conduct business, as well as the Company's financial position and results of operations.

The Company is continuing to seek verification from the Company's cable affiliates, critical suppliers, service providers and contractors that they are Y2K compliant. To the extent that any of these business partners fail to be Y2K compliant, it may have a significant impact on the Company's business. Should the Company's Internet service customers or VSAT customers fail to be Y2K compliant, it may have a significant impact on the Company's revenues. The Company's inability to correct a significant Y2K problem, if one exists, could result in an interruption in or a failure of, certain of the Company's normal business activities and operations. In addition, a significant Y2K problem concerning the Company's cable modem Internet services or the Company's VSAT services could cause the Company's users to consider seeking alternate providers of Internet services. Any significant Y2K problem could require the Company to incur significant unanticipated expenses to remedy the problem and could divert management's time and attention, either of which could have a material effect on the Company's business, results of operation and financial condition.

Item 2.  Properties

The Company maintains office space for its corporate headquarters and marketing activities at 650 Townsend Street, San Francisco, California, in a state of the art facility of approximately 33,700 square feet under lease through December 2005. ISP Channel leases office space in three buildings totaling approximately 40,000 square feet in Mountain View, California, for its Internet network operation center and call center through July 2005. The Intellicom facilities at 264 Wright Brothers Avenue, Livermore, California, consists of approximately 10,000 square feet of leased space. In October 1999, Intellicom committed to lease through December 2004, for approximately 6,700 additional square feet of office space across the street from its current facilities. Additionally, the Company leases office space in Bethesda, Maryland; Atlanta, Georgia; Los Angeles, California; Chicago, Illinois; Denver ,Colorado; and Chippewa Falls, Wisconsin.

Item 3.  Legal Proceedings

The Company has no material pending litigation

Item 4.  Submission Of Matters To A Vote of Security Holders

None

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

Since April 14, 1999, the common stock of the Company has been listed and traded on the NASDAQ National Market ("NASDAQ") under the symbol "SOFN". Prior to that date, the common stock was traded and listed on the American Stock Exchange ("AMEX") under the symbol "SOF". The high and low sale prices for the common stock, as reported on NASDAQ or AMEX, as applicable, for each quarter over the two years ended September 30, 1999 are as follows:

Quarter Ending:                           High          Low

1998
   December 31, 1997.............        $8 7/16       $ 6 9/16
   March 31, 1998................         7 1/4          6 3/16
   June 30, 1998.................        15 3/8          7 3/16
   September 30, 1998............        18 3/8          7 3/4

1999
   December 31, 1998.............       $18 7/8        $ 5 9/16
   March 31, 1999................        40 3/8         14 1/2
   June 30, 1999.................        69 1/2         19 1/8
   September 30, 1999............        34 3/4         16 5/8

There were 377 record holders of the stock as of November 30, 1999. The closing price for the common stock on November 30, 1999 was $30 3/4. The Company paid no dividends on its common stock during the four year period ended September 30, 1999. Other than restrictions that may be part of various debt instruments, the Company does not have any legal restriction on paying dividends. However, the Company does not intend to pay dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On April 12, 1999, the Company issued 660,000 shares of common stock to an investor in exchange for $15.0 million in cash and a modification of the affiliate agreement between the Company and Teleponce Cable TV, which is controlled by that investor. Proceeds from the sale are being used to fund the expenditures incurred in the continuing expansion of the Company's Internet business, particularly the ISP Channel service, and for general corporate purposes. These shares of common stock were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On March 22, 1999, the Company issued warrants to purchase 3,013 shares of common stock to an institutional lender in connection with a $3.0 million credit facility. The credit facility will be used to fund certain capital equipment acquisitions. The warrants have an exercise price of $29.875 and expire on March 22, 2003. These securities were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

On February 22, 1999, the Company entered into a license agreement with Inktomi Corporation ("Inktomi", the "Inktomi Licensing Agreement") allowing the Company rights to install certain Inktomi caching technology into the Company's cable and satellite network infrastructure. The Inktomi Licensing Agreement is valued at $4.0 million for a total of 500 licenses, of which the first $1.0 million was paid with 65,843 shares of the Company's common stock with the remaining amount payable in cash in eight quarterly payments of $375,000. These shares of common stock were issued in a nonpublic offering pursuant to transactions exempt under
Section 4(2) of the Securities Act.

On February 9, 1999, a wholly-owned subsidiary of the Company merged with and into Intelligent Communications, Inc. ("Intellicom" and the "Intellicom Acquisition"). The purchase price of $14.9 million was comprised of: (i) a cash component of $500,000 (the "Cash Consideration"); (ii) a promissory note in the amount of $1.0 million bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note"); (iii) a promissory note in the amount of $2.0 million bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note, the "Debt Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7.5 million (the "Closing Shares"); (v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3.5 million (the "Anniversary Shares", together with the Closing Shares, the "Equity Consideration"); and (vi) certain direct acquisition costs totaling $400,000. In addition, a demonstration bonus of $1.0 million payable in cash or shares of the Company's common stock at the Company's option within one year after closing if certain conditions are met is also a part of the purchase price. The Debt Consideration may be partially or wholly converted into the Company's common stock, under certain circumstances. The conversion price of the Debt

Consideration is based upon the average closing price of the Company's common stock for the 15 days immediately preceding the conversion date. Both the Debt Consideration and the Equity Consideration were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. During fiscal 1999, the First Promissory Note, including all related interest, was paid in full, net of certain associated expenses, with a combination of cash and 6,118 shares of the Company's common stock.

On January 12, 1999, the Company issued $12.0 million of its 9% Senior Subordinated Convertible Notes (the "Notes") to a group of institutional investors. These Notes were convertible into the Company's common stock with an initial conversion price of $17.00 per share until July 1, 1999 and, thereafter, at the lower of $17.00 per share (the "Initial Conversion Price") and the lowest five-day average closing bid price of the Company's common stock during the 30-day trading period ending one day prior to the applicable conversion date (the "Conversion Price"). In connection with these Notes, the Company issued to these investors warrants to purchase an aggregate of 300,000 shares of the Company's common stock. These warrants have an exercise price of $17.00 per share and expire in 2003. In April 1999, as a result of the Company's underwritten secondary public offering (the "Secondary Offering"), and in conjunction with an anti-dilution provision associated with the Notes, the Initial Conversion Price was reduced from $17.00 to $16.49 per share. Furthermore, in order to secure three month lock-up agreements from the holders of the Notes in conjunction with the Secondary Offering, the Company entered into a new arrangement with the holders of the Notes to issue all future interest payments, beginning with the third fiscal quarter of 1999, in the form of convertible notes with substantially the same form and features as the original Notes. Therefore, the Company has issued an additional $549,000 in notes, representing interest for the third and fourth quarters of fiscal 1999 (the "Interest Notes"). Proceeds from the sale of these Notes are being used to fund the expenditures incurred in the continuing expansion of the Company's
Internet business, particularly the ISP Channel service, and for general corporate purposes. The Notes and warrants were issued in a nonpublic offering pursuant Regulation D under the Securities Act. Subsequent to the end of fiscal 1999, on October 22, 1999, all of the 9% Senior Subordinated Convertible Notes, related Interest Notes and accrued interest were converted into 765,201 shares of the Company's common stock.

As of September 30, 1999, the Company has granted options to seven separate non-employee consultants to purchase an aggregate of 140,500 shares of common stock. The options were granted as partial consideration for services rendered. The options vest over the period of contracted service. The exercise price of these options range from $7.375 to $23.8125. In the aggregate, the options have a weighted average exercise price of $13.08. These options for shares of common stock were granted in a nonpublic offering pursuant to transactions exempt under
Section 4(2) of the Securities Act.

During fiscal 1999, the Company issued an aggregate of 13,574 shares of common stock to eight separate cable affiliates under the Company's Cable Affiliate Incentive Program. This Program provides an additional incentive to the Company's cable affiliates to launch the Company's ISP Channel Internet services. These shares of common stock were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

Since December 31, 1997, the Company has issued three series of its 5% convertible preferred stock denominated Series A Convertible Preferred Stock (the "Series A Preferred Stock"), Series B Convertible Preferred Stock (the
"Series B Preferred Stock") and Series C Convertible Preferred Stock (the "Series C Preferred Stock"), together (the "Preferred Stock"). In connection with the issuance of the 5% Preferred Stock, the Company has also issued warrants to purchase its common stock (the "Preferred Warrants"). Proceeds from the sale of the Preferred Stock and the Preferred Warrants are being used to fund the expenditures incurred in the continuing expansion of the Company's
Internet business, particularly the ISP Channel service, and for general corporate purposes.

On December 31, 1997, the Company issued to RGC International Investors, LDC ("RGC"), 5,000 shares of its Series A Preferred Stock and warrants to purchase 150,000 shares of common stock (the "Series A Warrants") for an aggregate purchase price of $5,000,000. $435,000 of the purchase price has been allocated to the value of the Series A Warrants. The conversion price of the Series A Preferred Stock was equal to the lower of $8.28 per share and the lowest consecutive two-day average closing price of the common stock during the 20-day trading period immediately prior to such conversion. The sale was arranged by Shoreline Pacific Institutional Finance ("SPIF"), the Institutional Division of Financial West Group, which received a fee of $250,000 plus warrants to purchase 20,000 shares of common stock, which are exercisable at $6.625 and expire on December 31, 2000. The Series A Preferred Stock was issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). During fiscal 1998, RGC received 101 shares of Series A Preferred Stock as dividends paid in kind.

On May 28, 1998, the Company issued to RGC and Shoreline Associates I, LLC ("Shoreline"), 9,000 and 1,000 shares, respectively, of its Series B Preferred Stock and warrants to purchase 180,000 and 20,000 shares, respectively, of common stock (the "Series B Warrants") for an aggregate purchase price of $10,000,000. $900,000 of the purchase price has been allocated to the value of the Series B Warrants. Prior to February 28, 1999, the conversion price of the Series B Preferred Stock was equal to $13.20 per share. Thereafter, the conversion price of the Series B Preferred Stock was equal to the lower of $13.20 per share and the lowest five-day average closing price of the common stock during the 20-day trading period immediately prior to such conversion. The sale was arranged by SPIF, which received a fee of $500,000 plus warrants to purchase 50,000 shares of common stock, which are exercisable at $11.00 and expire on May 28, 2002. The Series B Preferred Stock was issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. During fiscal 1998, RGC and Shoreline received 112.5 and 12.5 shares, respectively, of Series B Preferred Stock as dividends paid in kind. During fiscal 1999, RGC and Shoreline received 113.9 and 12.7 shares, respectively, of Series B Preferred Stock as dividends paid in kind.

On August 31, 1998, the Company issued to RGC 7,500 shares of its Series C Preferred Stock and warrants to purchase 93,750 shares of common stock (the "Series C Warrants") for an aggregate purchase price of $7,500,000. $277,000 of the purchase price has been allocated to the value of the Series C Warrants. Prior to May 31, 1999, the conversion price of the Series C Preferred Stock was equal to $9.00 per share. Thereafter, the conversion price of the Series C Preferred Stock was equal to the lower of $9.00 per share and the lowest five-day average closing price of the common stock during the 30-day trading period immediately prior to such conversion. The sale was arranged by SPIF, which received a fee of $375,000 plus warrants to purchase 26,250 shares of common stock, which are exercisable at $7.50 and expire on August 31, 2002. The Series C Preferred Stock was issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. During fiscal 1998, RGC received 31 shares of Series C Preferred Stock as dividends paid in kind. During fiscal 1998, RGC received 94 shares of Series C Preferred Stock as dividends paid in kind.

Each series of the Preferred Stock has similar rights and privileges, and each share of the Preferred Stock has a par value of $0.10 and a face amount of $1,000. The Preferred Stock is convertible into the number of shares of common stock determined by dividing the face amount of the Preferred Stock being converted by the applicable conversion price. A holder of the Series A Preferred Stock or the Series B Preferred Stock cannot convert its Series A Preferred Stock or Series B Preferred Stock in the event such conversion would result in its beneficially owning more than 4.99% of the Company's common stock (not including shares underlying the Series A Preferred Stock or the Series A Warrants for the Series A Preferred Stock conversions, or the Series B Preferred Stock or the Series B Warrants for the Series B Preferred Stock conversions), but they may waive this prohibition by providing the Company a notice of election to convert at least 61 days prior to such conversion. Similarly, a holder of the Series C Preferred Stock cannot convert its Series C Preferred Stock in the event such conversion would result in beneficially owning more than 4.99% of the Company's common stock (not including shares underlying the Series C Preferred Stock or the Series C Warrants for the Series C Preferred stock conversion). Notwithstanding this limitation, the holders of the Preferred Stock cannot convert into an aggregate of more than 19.99% of the Company's common stock without the approval of the Company's common stockholders or NASDAQ. In addition, the Series B Preferred Stock and Series C Preferred Stock each cannot convert into more than 2,000,000 shares of common stock. As of September 30, 1999, all of the Preferred Stock, including dividends paid-in-kind and accrued interest, has been converted into an aggregate of 2,404,464 shares of the Company's common stock.

In January 1998, the Company issued $1,443,750 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002 to Mr. R. C. W. Mauran, a beneficial owner of more than 5% of the Company's common stock, in exchange for the assignment to the Company of certain equipment leases and other consideration, all of which have been assimilated into the business of Micrographic Technology Corporation. The debentures are convertible into common stock of the Company, at $8.25 per share, after December 31, 1998. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

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

In September 1995, the Company issued $2,856,700 of its 9% Convertible Subordinated Debentures due September 2000 in conjunction with the acquisition of MTC. The debentures were issued to the shareholders of MTC as partial consideration for the acquisition. These 9% debentures have a conversion price of $6.75. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act. During fiscal 1997, the Company issued 35,104 shares of common stock pursuant to the conversion of $236,952 of convertible debt by four separate holders of these debentures. During fiscal 1998, the Company issued 123,377 shares of common stock pursuant to the conversion of $832,806 of convertible debt by seven separate holders of these debentures. During fiscal 1999, the Company issued 63,719 shares of common stock pursuant to the conversion of $430,124 of convertible debt by five separate holders of these debentures.

Also during September 1995, in association with the acquisition of MTC, the Company assumed $1,800,000 of 6% Convertible Subordinated Secured Debentures due February 2002. These 6% debentures are subject to redemption at the option of the Company at face value, provided however, that the Company issues common share purchase warrants to purchase the same number of shares as would have been issued if the debentures were converted. These debentures are convertible into the Company's common stock at $8.10 per share. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act. During fiscal 1996, the Company issued 125,925 shares of common stock pursuant to the conversion of $1,020,000 of these convertible debentures by ten separate holders of these debentures. During fiscal 1998, the Company issued 7,407 shares of the Company's common stock pursuant to the conversion of $60,000 of these convertible debentures by a single holder of these debentures. During fiscal 1999, the Company issued 7,407 shares of common stock pursuant to the conversion of $60,000 of these convertible debentures by a single holder of these debentures.

In December 1994, the Company issued $2,189,500 of its 9% Convertible Subordinated Notes due December 1998 in a private placement transacted without the use of an underwriter. The proceeds were used for general corporate purposes. These 9% notes have a conversion price of $5.00. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act. During fiscal 1996, the Company issued 422,898 shares of common stock pursuant to the conversion of $2,114,500 of these convertible notes by seventeen individual holders of these notes. During fiscal 1997, the Company issued 10,000 shares of common stock pursuant to the conversion of $50,000 of these convertible notes by a single holder of these notes. During fiscal 1998, the Company issued 5,000 shares of common stock pursuant to the conversion of the remaining $25,000 of these convertible notes by the final holder of these notes.

In October 1994, the Company issued $1,250,000 of its 10% Convertible Subordinated Notes due October 1999 in a private placement transacted without the use of an underwriter. The notes were issued in association with the Company's purchase of Communicate Direct, Inc. ("CDI"). The proceeds were used to perfect the CDI acquisition and for general corporate purposes. These 10% notes have a conversion price of $4.10. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act. During fiscal 1996, the Company issued 231,708 shares of common stock pursuant to the conversion of $950,000 of these convertible notes by a single holder of these notes. During fiscal 1997, the Company issued 24,390 shares of common stock pursuant to the conversion of $100,000 of these convertible notes by a single holder of these notes. During fiscal 1998, the Company issued 48,780 shares of common stock pursuant to the conversion of the remaining $200,000 of these convertible notes by the final holder of these notes.

Item 6.  Selected Financial Data

The following table sets forth for the periods selected consolidated financial and operating data for the Company. The statement of operations and balance sheet data as of and for the year ended September 30, 1999 have been derived from the Company's consolidated financial statements audited by KPMG LLP. The statement of operations and balance sheet data for the periods as of and through September 30, 1998 were derived from the Company's consolidated financial statements audited by PricewaterhouseCoopers LLP. The selected consolidated financial data should be read in conjunction with "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.

                                                                            Year Ended September 30,
                                                       --------------------------------------------------------------------
                                                       ------------- ------------ ------------- ------------- -------------
                                                         1999 (b)       1998          1997        1996 (c)        1995
                                                                      (In thousands, except per share data)

Consolidated Statements of Operations Data (a):

Net sales.........................................     $     4,135   $     1,018  $     1,008   $       167   $         -
Cost of sales.....................................           4,215         1,040          885             -             -
                                                       -----------   -----------  -----------   -----------   -----------
   Gross profit (loss)............................             (80)          (22)         123           167             -
                                                       -----------   -----------  -----------   -----------   -----------
Operating expenses:
   Selling and marketing, engineering, and general
     and administrative...........................          29,429         9,141        1,942         2,022           638
   Depreciation and amortization..................           6,190         1,005          535           416            39
   Compensation related to stock options..........          12,934            27            -             -             -
   Acquisition costs and other....................               -             -            -           321           543
                                                       -----------   -----------  -----------   -----------   -----------
     Total operating expenses.....................          48,553        10,173        2,477         2,759         1,220
                                                       -----------   -----------  -----------   -----------   -----------

Loss from continuing operations...................         (48,633)      (10,195)      (2,354)       (2,592)       (1,220)

Other income (expenses):
   Interest expense...............................          (4,944)       (1,022)      (1,030)       (1,124)         (448)
   Interest income................................           3,617           112            -             -             -
   Gain on sale of available-for-sale securities..               -             -            -         5,689             -
   Other income (expense).........................          (1,406)         (172)         (72)           30             3
                                                       -----------   -----------  -----------   -----------   -----------
Income (loss) from continuing operations before
   income taxes...................................         (51,366)      (11,277)      (3,456)        2,003        (1,665)

Provision for income taxes........................               -             -            -             -             -
                                                       -----------   -----------  -----------   -----------   -----------

Income (loss) from continuing operations..........         (51,366)      (11,277)      (3,456)        2,003        (1,665)

Income (loss) from discontinued operations........            (463)       (5,725)       1,311        (2,039)       (7,347)
Gain on sale of discontinued operations...........           1,820             -            -             -             -
Estimated loss on disposal of discontinued operations            -             -            -             -          (644)
Extraordinary item - loss on sale of business.....               -             -         (486)       (6,061)            -
                                                       -----------   -----------  -----------   -----------   -----------
Net loss..........................................         (50,009)      (17,002)      (2,631)       (6,097)       (9,656)
Preferred dividends...............................            (473)         (343)           -             -             -
                                                       -----------   -----------  -----------   -----------   -----------
Net loss applicable to common shares..............     $   (50,482)  $   (17,345) $    (2,631)  $    (6,097)  $    (9,656)
                                                       ===========   ===========  ===========   ===========   ===========
Loss from continuing operations per common share..     $     (4.20)  $     (1.58) $     (0.52)  $     (0.34)  $     (0.38)
                                                       ===========   ===========  ===========   ===========   ===========
Basic and diluted loss per common share...........     $     (4.09)  $     (2.35) $     (0.40)  $     (1.05)  $     (2.22)
                                                       ===========   ===========  ===========   ===========   ===========

Balance Sheet Data (a):

Working capital (deficit).........................     $   128,398   $     5,361  $    (1,205)  $    (1,129)  $       731
Total assets......................................         205,824        29,625       12,611        15,299        25,091
Long-term liabilities.............................          22,726         9,517        8,877         9,477        10,265
Redeemable convertible preferred stock............               -        18,187            -             -             -
Stockholders' equity (deficit)....................         163,709        (6,171)       2,028         3,793        11,685

----------------------------------------------------------------------

     (a) Restated to reflect the document management and telecommunications segments as discontinued operations.
     (b)  Includes Intellicom, Inc. since its acquisition on February 9, 1999.
     (c) Includes ISP Channel (formerly MediaCity World, Inc.) since its acquisition on June 21, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in Form 10-K. The Company's fiscal year ends on September 30th of each year. "Fiscal 1999" refers to the twelve months ended September 30, 1999 with comparable references for other twelve month periods ending September 30th. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in "Risk Factors", "Business" and elsewhere in this Form 10-K. The Company disclaims any obligation to update information contained in any forward-looking statement.

Overview

The Company currently operates through two subsidiaries. The first, ISP Channel, Inc. (`ISP Channel") is a leading provider of high speed Internet access over cable to both residential and commercial customers while the second, Intellicom, provides two-way broadband satellite connectivity to a wide variety of business customers, the majority of whom are rural ISPs which use Intellicom's service to connect from remote points of presence, through Intellicom's network operations center in Livermore, California, to the Internet. ISP Channel is currently one of Intellicom's larger customers and, as of December 1999, 24 of the 69 systems deployed by ISP Channel, utilized Intellicom's service in preference to terrestrial lines such as T1s.

On July 2, 1999, SoftNet entered into a letter agreement with Mediacom LLC, one of the top-ten cable operators in the US, which was formalized in definitive agreements dated November 4, 1999. Under the agreements, the Company will issue to Mediacom an aggregate 3.5 million shares of common stock in exchange for Mediacom entering into an affiliate agreement of up to 10 years but with a 5 year minimum with ISP Channel that provides for Mediacom delivering to ISP Channel 900,000 two-way upgraded homes passed on a minimum schedule of 150,000 homes each 6 months over the first three years of the contract. In the event that Mediacom fails to deliver the agreed number of homes within the contractual time period, a portion of the stock issued to Mediacom will be returned to the Company. In the event that Mediacom acquires or upgrades more than 900,000 two-way homes, then both parties are obligated to extend the original agreement on similar terms for such incremental homes subject to a cap on the total aggregate number of shares that the Company is obligated to issue to Mediacom. In addition, Mediacom gained the right to nominate one member to the Company's board of directors, who shall be Rocco Commisso, Mediacom's chairman and chief executive officer.

On December 13, 1999, the Company received a $129 million investment from Hong Kong-based, Pacific Century. This investment followed an earlier announcement in October 1999 whereby Pacific Century and the Company agreed to form a joint venture that, save for certain exceptions, would offer services similar to those currently provided by ISP Channel to cable operators throughout Asia. These exceptions comprise certain components, including content and connectivity, which will, in general, be provided by either Pacific Century or the Company directly to the cable operator. At this time, the Company has signed a memorandum of understanding with Pacific Century outlining the areas of business this joint venture will pursue. The Company is in the process of drafting definitive agreements and establishing the strategy, business plan and operational processes of this joint venture.

The revenue for ISP Channel comprises (i) monthly access fees received from cable modem customers, (ii) one-off installation charges, (iii) revenue from cable modem rental and sales, and (iv) revenue generated by traditional dial-up ISP services and business services. Revenue generated through the cable modem business is generally split equally with the cable operator (though ISP Channel takes a higher split for the first 200 customers on any given system) and is reported in our financial statements net of the portion paid to the cable operator.

The revenue for Intellicom comprises (i) monthly fees paid by users of the satellite service on a per VSAT basis, (ii) VSAT-related equipment sales, (iii) revenue from sub-leasing of excess satellite transponder space and (iv) data center processing fees. The last category represents legacy business that Intellicom exited at the beginning of fiscal 2000 to focus on its core business of providing high speed Internet access using two-way satellite technology. While Intellicom receives revenue from ISP Channel in return for satellite services, such revenue is not reported as it is eliminated in the consolidated financial statements.

Cost of sales is reported as a single line item and primarily consists of the cost of connectivity for both ISP Channel and Intellicom. Within ISP Channel, these costs include the links between the cable headends where it has systems deployed and a central office of the public switched telephone network, links between the central office and ISP Channel's network operations center in Mountain View and, in the case of one-way cable systems where the return path from the customer to the cable headend is through a dial-up connection, the cost of telephone lines into the headend. It is ISP Channel's intention to minimize further deployments of one-way systems, however, due to the higher cost to the

Company in providing such service and the fact that the customer offering is substantially less compelling than in a two-way system. Intellicom's principal cost of sales comprises satellite transponder fees. Currently, the Company has transponder space on two satellites, GE-3 and SatMex 5, both of which provide coverage over the continental United States and beyond.

The Company reports operating expenses in several categories: (i) selling and marketing includes, in addition to the costs of selling and marketing the Company's services to end users, customer care, content production, and cable partnering costs; (ii) engineering which includes the costs of maintaining and manning the network operations center, field engineering and information technology; and (iii) general and administrative costs. Amortization primarily comprises the write off of the cost of launch incentives which are paid to cable operators, usually in the form of stock in the Company, to enter into long term contracts with the Company. These payments are amortized over the life of the contract between the cable operator and the Company. Compensation expense relates to stock options granted between October 1998 and March 1999. Although these options were granted at the then fair market value of the Company's common stock at the time of grant, the underlying option plan was not formally approved by the stockholders of the Company until April 13, 1999, the date of the Company's annual meeting. Under APB 25, the Company must recognize as a charge the difference between these various grant prices and $59.875, the closing price on the date of stockholder approval of the stock option plan. This charge, totaling approximately $79 million, will be recognized as a non-cash charge amortized over a vesting period of approximately four years.

Results of Operations Fiscal 1999 versus Fiscal 1998

The 1998 and 1997 consolidated  financial  statements have been restated for the
effects  of  the  discontinued   operations  of  the  document   management  and
telecommunications segments.

Net Sales. Consolidated net sales increased $3.1 million, or 306%, to $4.1 million for fiscal 1999, as compared to $1.0 million for fiscal 1998. Net sales for ISP Channel increased $1.5 million, or 150%, to $2.5 million for fiscal 1999, as compared to $1.0 million for fiscal 1998, as a result of signing up new cable affiliates and obtaining new subscribers. Net sales associated with ISP Channel's subscriber fees increased $783,000, or 253%, to $1.1 million for fiscal 1999, as compared to $309,000 for fiscal 1998. Net sales associated with the installation of cable modems to ISP Channel subscribers increased $610,000 to $675,000 for fiscal 1999, as compared to $65,000 for fiscal 1998. The Company believes that subscriber fee and cable modem installation revenues will continue to increase as ISP Channel continues to rollout its business plan. Net sales associated with the segment's non-cable based dial-up and business-to-business Internet access offerings increased $139,000 to $783,000 as compared to $644,000 for fiscal 1998.

In addition to the net sales of ISP Channel, the Company's consolidated net sales for fiscal 1999 now include the results of Intellicom, which the Company acquired on February 9, 1999. Net sales for Intellicom from the date of acquisition through September 30, 1999, was $1.6 million. Of this total, $742,000 represents net sales from Intellicom's core business of satellite-based Internet services. The remaining $843,000 represents other sources of revenue, of which the biggest component was $524,000 from non-satellite-based data processing, a legacy business for Intellicom. The Company believes that satellite-based revenues will grow in the future while data processing revenues have ended during the fourth fiscal quarter of 1999.

Cost of Sales. Consolidated cost of sales increased $3.2 million, or 305%, to $4.2 million for fiscal 1999, as compared to $1.0 million for fiscal 1998. Cost of sales for ISP Channel increased $1.8 million, or 166%, to $2.8 million for fiscal 1999, as compared to $1.0 for fiscal 1998, as a result of the corresponding growth in net sales. The single largest component of ISP Channel's cost of sales are telephony costs, which amounted to $2.2 million for fiscal 1999 as compared to $781,000 for fiscal 1998. The Company believes that these costs will remain the same or decrease as a percentage of total net sales as ISP Channel expects to realize some degree of cost savings in its telephony charges due to the replacement of expensive T1 lines in certain areas with Intellicom's satellite-based technology, which has a lower cost basis in most cases.

In addition to the cost of sales of ISP Channel, the Company's consolidated cost of sales for fiscal 1999 now include the results of Intellicom, which the Company acquired on February 9, 1999. Cost of sales for Intellicom from the date of acquisition through September 30, 1999 was $1.4 million. The single largest component of Intellicom's cost of sales are the transponder fees that it pays for leased satellite capacity, which amounted to $788,000 for fiscal 1999. The Company believes that these costs will increase as Intellicom has plans to lease segment space on additional satellites in the future in anticipation of a more aggressive roll-out of Intellicom's business plan.

Selling and Marketing. Consolidated selling and marketing expenses increased $11.0 million to $13.8 million for fiscal 1999, as compared to $2.7 million for fiscal 1998. Selling and marketing expenses for ISP Channel increased $10.5 million to $13.2 million for fiscal 1999, as compared to $2.7 million for fiscal 1998. The significant growth in ISP Channel's selling and marketing expense is a result of the significant hiring that the Company has done to properly staff these departments. In addition, ISP Channel launched numerous national and regional marketing campaigns in an effort to add subscribers, as well as to attract new cable affiliates. The Company believes that these costs will continue to increase as ISP Channel continues to develop its business and enhance its sales efforts with recurring nationwide marketing campaigns.

In addition to the selling and marketing expenses of ISP Channel, the Company's consolidated selling and marketing expenses now include the results of Intellicom, which the Company acquired on February 9, 1999. Selling and marketing expenses for Intellicom from the date of acquisition through September 30, 1999 were $552,000. The Company believes that these costs will increase as Intellicom begins to staff these functions in anticipation of rolling out its business plan to generate new customers.

Engineering. Consolidated engineering expenses increased $5.2 million, or 920%, to $5.8 million for fiscal 1999, as compared to $567,000 for fiscal 1998. Engineering expenses for ISP Channel increased $4.8 million, or 844%, to $5.4 million for fiscal 1999, as compared to $567,000 for fiscal 1998. The growth in ISP Channel's engineering expense is largely a result of round-the-clock staffing of the Company's Network Operating Center and the introduction of field engineering services. The Company believes that these costs will continue to increase as ISP Channel continues to develop its business.

In addition to the engineering expenses of ISP Channel, the Company's consolidated engineering expenses now include the results of Intellicom, which the Company acquired on February 9, 1999. Engineering expenses for Intellicom from the date of acquisition through September 30, 1999 was $429,000. The Company believes that these costs will increase as Intellicom begins to staff these functions in anticipation of rolling out its business plan to generate new customers.

General and Administrative. Consolidated general and administrative expenses increased $4.0 million, or 69%, to $9.8 million for fiscal 1999, as compared to $5.8 million for fiscal 1998. The Company's corporate and ISP Channel general and administrative expenses increased $3.2 million, or 54%, to $9.0 million for fiscal 1999, as compared to $5.8 million for fiscal 1998. The growth in the Company's corporate and ISP Channel general and administrative expenses are a result of the hiring that the Company has done to properly staff the Company's administrative, executive and finance departments as the Company continues to grow. The Company believes that these costs will continue to increase as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations.

In addition to the general and administrative expenses of ISP Channel and the Company's corporate operations, the Company's consolidated general and administrative expenses now include the results of Intellicom, which the Company acquired on February 9, 1999. General and administrative expenses for Intellicom from the date of acquisition through September 30, 1999 was $896,000. The Company believes that these costs will increase as Intellicom begins to staff these functions to support growing operations.

Depreciation and Amortization. Consolidated depreciation and amortization expenses increased $5.2 million, or 516%, to $6.2 million for fiscal 1999, as compared to $1.0 million for fiscal 1998. Depreciation and amortization for ISP Channel and corporate increased $3.5 million, or 346%, to $4.5 million for fiscal 1999, as compared to $1.0 million for fiscal 1998 as a result of increased depreciation on expanded property, plant and equipment as well as amortization of costs associated with ISP Channel's Cable Affiliates Incentive Program. The Company believes that these expenses will increase as the Company continues to expand the Company's facilities and continues to offer additional incentives to acquire new cable affiliates. In particular, the Company expects the amortization of the intangible asset associated with ISP Channel's Cable Affiliates Incentive Program to increase significantly as a result of the agreement with Mediacom and other new cable affiliates. Additionally, depreciation increases as additional headends and cable modems are deployed.

In addition to the depreciation and amortization expenses of ISP Channel and the Company's corporate operations, the Company's consolidated depreciation and amortization expenses now include the results of Intellicom, which the Company acquired on February 9, 1999. Depreciation and amortization expenses for Intellicom from the date of acquisition through September 30, 1999 was $1.7 million, of which $1.5 million represents amortization of acquired technology, the intangible asset created by the acquisition of Intellicom. The Company believes that depreciation will increase as Intellicom continues to expand its facilities, while amortization is expected to remain the same.

Compensation Expense Related to Stock Options. For fiscal 1999, the Company recognized a non-cash compensation expense related to stock options of $12.9 million, of which $11.3 million related to employee stock options and $1.6 million to non-employees. Generally accepted accounting principles require that options issued to non-employees be "marked-to-market" until such time as the options have been earned. Therefore, the Company expects this amount to either increase or decrease based on the fluctuations in the trading price of the Company's common stock. The amount related to employee stock options is also expected to increase in future periods as this expense only began to be incurred in April of 1999.

Interest Expense. Consolidated interest expense increased $3.9 million, or 384%, to $4.9 million for fiscal 1999, as compared to $1.0 million for fiscal 1998. This was a result of increased lease financing associated with the capital expansion needs of ISP Channel as well as increased debt at the corporate level, including the $12.0 million of convertible subordinated loan notes issued in January 1999, amortization of deferred debt issuance costs associated with these loan notes including the value attributed to the beneficial conversion feature of the loan notes, and finally the promissory notes issued in connection with the acquisition of Intellicom on February 9, 1999.

Interest Income. Consolidated interest income was $3.6 million for fiscal 1999, as compared to $112,000 for fiscal 1998. This increase was primarily due to the increased cash and cash equivalent balances from the proceeds of the Secondary Offering.

Other Income (Expense). Other expense was $1.4 million for fiscal 1999, as compared to $172,000 for fiscal 1998. This increase was primarily a result of the indirect expenses associated with the Company's financing activities, including the Secondary Offering, as well as the penalty incurred in connection with the Series C redeemable convertible preferred stock.

Income Taxes. The Company made no provision for income taxes for fiscal 1999 and fiscal 1998, as a result of the Company's continuing losses.

Loss from Discontinued Operations. The Company recognized a net loss of $463,000 from operations of the Company's discontinued telecommunications and document management segments for fiscal 1999 as compared to a net loss of $5.7 million for fiscal 1998. This consisted of a net loss in the Company's document management segment of $633,000 for fiscal 1999, as compared to $5.6 million for fiscal 1998 and net income in the Company's telecommunications segment of $169,000 for fiscal 1999, as compared to a net loss of $73,000 for fiscal 1998. The Company's telecommunications segment, KCI, sold substantially all of its assets in February 1999. Net income from this discontinued operation is only through the date of disposition. The Company's document management segment was sold on September 30, 1999, and therefore the net loss of $633,000 reflects the operations for the full fiscal 1999.

Preferred Dividends. The Company paid aggregate dividends of $473,000 during fiscal 1999 on its outstanding 5% Redeemable Convertible Preferred Stock.

Net Loss. For fiscal 1999, the Company had a net loss applicable to common shares of $50.5 million, or a loss per share of $4.09, compared to a net loss of $17.3 million for fiscal 1998, or a loss per share of $2.35.

Results of Operations Fiscal 1998 versus Fiscal 1997

Net Sales. Consolidated net sales, all attributable to ISP Channel, remained at $1.0 million for fiscal 1998 and fiscal 1997. Net sales of the ISP Channel service increased $289,000 to $309,000 for fiscal 1998, as compared to $20,000 for fiscal 1997. ISP Channel introduced its cable-based services to the market in the fourth quarter of fiscal 1997. Traditional dial-up and dedicated Internet service sales increased $42,000, or 7.0%, to $644,000 for fiscal 1998, as compared to $602,000 for fiscal 1997. This business also experienced a decrease in miscellaneous and one-time service sales of $321,000, or 83.2% to $65,000 for fiscal 1998, as compared to $386,000 for fiscal 1997. This decrease in miscellaneous and one-time service sales is the result of the Company's decision to re-focus its sales efforts on its cable-based ISP Channel services.

Cost of Sales. Consolidated cost of sales, all attributable to ISP Channel, increased $155,000, or 18%, to $1.0 million for fiscal 1998, as compared to $885,000 for fiscal 1997, primarily as the result of the build-out of the segment's Internet operations used to support its cable-based service offering.

Selling and Marketing. Consolidated selling and marketing expenses increased $2.5 million or 1,182%, to $2.7 million for fiscal 1998, as compared to $214,000 for fiscal 1997, primarily as a result of the increased efforts to support the cable-based service offerings.

Engineering. Consolidated engineering expenses increased $353,000, or 165%, to $567,000 for fiscal 1998, as compared to $214,000 for fiscal 1997, as a result of providing additional technical support to the cable-based services customers.

General and Administrative. Consolidated general and administrative expenses increased $4.3 million, or 285%, to $5.8 million for fiscal 1998, as compared to $1.5 million for fiscal 1997. The increases are attributable to ISP Channel's efforts supporting the cable-based service offering and corporate expenses related to the management changes and financing activities associated with the Company's strategic refocusing towards the ISP Channel cable-based service offering.

Depreciation and Amortization. Consolidated depreciation and amortization increased $470,000, or 88%, to $1.0 million for fiscal 1998, as compared to $535,000 for fiscal 1997. The increase is primarily due to increased depreciation expense resulting from the $6.1 million increase in property and equipment at ISP Channel. Amortization expense associated with goodwill remained at $415,000.

Interest Expense.  Consolidated interest expense remained at $1.0 million.

Interest Income. Consolidated interest income was $112,000 for fiscal 1998. For fiscal 1997, there was no interest income. Interest income for fiscal 1998 was earned on available funds resulting from the issuance of the redeemable convertible preferred stock.

Other Income (Expense). Other expense was $172,000 for fiscal 1998, as compared to $72,000 for fiscal 1997.

Income Taxes. The Company made no provision for income taxes for fiscal 1998 and fiscal 1997, as a result of the Company's continuing losses.

Loss from Discontinued Operations. The Company recognized a net loss of $5.7 million from operations of the Company's discontinued telecommunications and document management segments for fiscal 1998 as compared to a net income of $1.3 million for fiscal 1997. This consisted of a net loss in the Company's document management segment of $5.6 for fiscal 1998, as compared to net income of $572,000 for fiscal 1997 ,and a net loss in the Company's telecommunications segment of $73,000 for fiscal 1998, as compared to a net income of $739,000 for fiscal 1997. The Company's telecommunications segment, KCI, sold substantially all of its assets in February 1999. Net income from this discontinued operation is only through the date of disposition.

Preferred Dividends. The Company paid aggregate dividends of $343,000 during fiscal 1998 on its outstanding 5% Redeemable Convertible Preferred Stock.

Net Loss. For fiscal 1998, the Company had a net loss applicable to common shares of $17.3 million, or a loss per share of $2.35, compared to a net loss of $2.6 million for fiscal 1997, or a loss per share of $0.40.

Liquidity and Capital Resources

Since September 1998, the Company has funded the significant negative cash flows from its operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. As of September 30, 1999, and before giving effect to the $129 million received in December, 1999, the Company had $142.1 million in cash, cash equivalents and short-term investments compared with $12.5 million one year prior. In January 1999, the Company issued $12.0 million in senior subordinated convertible notes to two investors. These notes, which were issued in conjunction with warrants to purchase 300,000 shares of the Company's common stock at a price of $17.00 per share were converted at the Company's request into 765,201 shares of the Company's common stock in October 1999. The associated warrants still remain outstanding. In April 1999, the Company sold 4,600,000 shares of its common stock in an underwritten secondary offering at a price per share of $33. Net proceeds to the Company from this offering were approximately $141.5 million. To date, the Company has procured an aggregate of $23.5 million in capital lease lines and credit facilities from various equipment vendors and financial sources, of which, approximately $13.3 million remains unutilized.

Net cash used in operating activities of continuing operations during fiscal 1999 was $25.2 million. Of this amount, approximately $50.0 million stemmed from the Company's net loss from continuing operations as reduced by approximately $22.9 million, for non-cash charges, primarily depreciation ($3.9 million), amortization ($2.3 million) and compensation expense related to stock options ($12.9 million). This was offset in part by approximately $1.9 million which was generated from an overall decrease in operating assets and liabilities. Operating activities of discontinued operations provided approximately $1.3 million of net cash.

Net cash used in investing activities of continuing operations during fiscal 1999 was approximately $66.6 million. Of this amount, $53.0 million was used to purchase net short term investments and $19.7 million in cash investments in property, plant and equipment. Gross purchases of property, plant and equipment amounted to $24.0 million, the difference being funded through capital lease lines and credit facilities from various equipment vendors and financial sources. The sale of net assets of discontinued operations, provided approximately $8.9 million in net cash.

Net cash provided by financing activities during fiscal 1999 was $168.9 million primarily through the $12.0 million sale of senior subordinated convertible notes, the $141.5 million secondary offering and a further $15.0 million received by the Company in April 1999 through the sale of 660,000 shares of the Company's common shares to one of its cable partners. Financing activities of discontinued operations used approximately $1.3 million of net cash. On December 13, 1999, the Company received approximately $129 million in unrestricted cash from the sale of 5 million shares of its common stock to Pacific Century.

The Company believes it has sufficient cash and unutilized lease facilities to meet its presently anticipated business requirements over the next twelve months including the funding of net operating losses, working capital requirements, capital investments and strategic investments.

Acquisition of Intellicom. On February 9, 1999, the Company completed the purchase of Intellicom. The purchase price was comprised of: (i) a cash component of $500,000, less payment of certain expenses, paid at closing; (ii) a promissory note in the amount of $1.0 million due one year after closing, which was paid in full with a combination of cash and common stock in April 1999;
(iii) a promissory note in the amount of $2.0 million due two years after closing; (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances); (v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3.5 million (the
"Anniversary Shares", together with the Closing Shares, the "Equity Consideration"); and (vi) a demonstration bonus of $1.0 million payable in cash or shares of the Company's common stock at the Company's option within one year after closing if certain conditions are met. Approximately $300,000 of the $1.0 million note is payable in cash or in the Company's common stock at the Company's option, while the balance of this note is payable in cash or in the Company's common stock at the option of the holders. The entire amount of the $2.0 million note is payable in cash or in the Company's common stock at the Company's option. It is currently anticipated that payment of the demonstration bonus is highly unlikely.

Sale of KCI. On February 12, 1999, substantially all of the assets of KCI were sold to Convergent Communications for an aggregate purchase price of approximately $6.3 million subject to adjustment in certain events. Convergent Communications paid $100,000 in cash in November 1998 upon execution of the letter of intent to purchase and paid the remainder of the purchase price on the closing date as follows: (i) $1.4 million in cash; (ii) approximately 30,000 shares of Convergent Communications' parent company common stock with an agreed value of approximately $300,000 (the "Convergent Shares"); (iii) a promissory note in the amount of $2.0 million, bearing simple interest at the rate of eleven percent per annum, which was paid in full in July 1999; (iv) a promissory note in the amount of $1.0 million which was payable 12 months following the closing date and bearing simple interest at the rate of eight percent per annum, was prepaid in full subsequent to September 30, 1999; and (v) a promissory note in an amount of $1.5 million, bearing simple interest at the rate of eight percent per annum, which was paid in full in July 1999. Furthermore, a purchase price adjustment subsequent to closing provided the Company with additional Convergent Shares with an agreed value of $198,000. The initial cash proceeds received from the sale of KCI were used to pay down the Company's revolving credit facility with West Suburban Bank.

Sale of MTC. On September 30, 1999, the Company sold the Company's document management business, MTC to Global Information Distribution GmbH ("GID") for an aggregate purchase price of approximately $4.9 million. GID paid $100,000 as a non-refundable deposit upon acceptance of the GID term sheet. GID paid the Company the remaining $4.8 million at the closing. The cash proceeds from the sale of MTC were used in part to repay the Company's revolving credit facility with West Suburban Bank. As of September 30, 1999 there was nothing outstanding under this facility. The balance of the proceeds will be used to pay for transaction costs associated with the sale of MTC and to increase the Company's cash position.

Year 2000 Issues

Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because such computer programs would not properly recognize a year that begins with "20" instead of "19". This, in turn, could result in major system failures or miscalculations that could disrupt the Company's business. The Company has formulated a year 2000 ("Y2K") plan (the "Y2K Plan") to address the Company's Y2K issues and have created a Y2K Task Force headed by the Director of Information Systems and Data Services to implement the plan. The Company's Y2K Plan has six phases:

     1. Organizational Awareness: educate the Company's employees, senior management, and the board of directors about the Y2K issue.
     2. Inventory: complete inventory of internal business systems and their relative priority to continuing business operations. In addition, this phase includes a complete inventory of products and services, critical vendors, suppliers and services providers and their Y2K compliance status.
     3. Assessment: assessment of internal business systems and external customers (including cable affiliates), critical vendors, suppliers and service providers and their Y2K compliance status.
     4. Planning: preparing the individual project plans and project teams and other required internal and external resources to implement the required solutions for Y2K compliance.
     5.   Execution: implementation of the solutions and fixes.
     6.   Validation: testing the solutions for Y2K compliance.

The Company's Y2K Plan will apply to two areas:

     1.   Internal business systems
     2.   Compliance by external customers and providers

During the course of addressing all Y2K issues, the Company also added remediation and contingency planning processes.

Internal Business Systems

The Company's internal business systems and workstation business applications will be a primary area of focus. The Company is in completing the implementation of new enterprise-wide business solutions to replace existing manual processes and/or "home grown" applications during 1999. These solutions are represented by their vendors as being fully Y2K compliant. The Company has few, if any, "legacy" applications that needed to be evaluated for Y2K compliance.

The Company completed the Inventory, Assessment and Planning Phases of substantially all critical internal business systems. The Execution and Validation Phases have begun. The Company expects to be Y2K compliant on all critical internal business systems before December 31, 1999. But in any event, the Company will have contingency plans in place to continue critical business operations should some part of the internal business systems fail.

Some  non-critical  systems  may not be  addressed  until  after  January  2000.
However,   the  Company  believes  such  systems  will  not  cause   significant
disruptions in the Company's operations.

Compliance by External Customers and Providers

The Company has substantially completed the inventory phase and are in the final stages of the assessment phase with the Company's critical suppliers, service providers and contractors to determine the extent to which the interface systems are susceptible to those third parties' failure to remedy their own Y2K issues. To the extent that responses to Y2K readiness responses have been unsatisfactory, the Company is working with these parties to remediate the issues.

The Company has been in discussions with the Company's cable affiliates with regard to the status of their Y2K readiness. Cable affiliates representing over 50% of our cable based Internet customers have provided written or verbal assurances of their Y2K readiness. However, there can be no guarantee that the Y2K compliance efforts of any of the Company's cable affiliates will be fully successful.

Risks Associated with Y2K

The Company believes a major risk associated with the Y2K issue is the ability of the Company's key business partners and vendors to resolve their own Y2K issues. The Company has spent a great deal of time over the past several months working closely with suppliers and vendors to assure their compliance. However, should any problems occur the Company may lose significant revenue and incur unanticipated expenses to remedy the problem and such problems could divert management's time and attention, any of which could have a material effect on the Company's business, results of operation and financial condition.

To the extent any of our cable affiliates experience Y2K failures, the Company's Internet service customers could experience an interruption or total or partial failure of service. Should this occur, the Company could lose significant revenue as a direct result of the Y2K failure or indirectly due to the loss of customers, either of which could have material effect on the Company's business results of operations and financial condition.

Costs to Address Y2K issues

Because the Company is implementing new enterprise-wide business solutions to replace existing manual processes and/or "home grown" applications, there will be little, if any, Y2K changes required to existing business applications. All of the new business applications implemented (or in the process of being implemented in 1999) are represented as being Y2K compliant.

The Company does not separately track the internal costs incurred for the Y2K project, which costs are principally related to payroll costs for the Company's information systems staff. The external costs, primarily consultants, has been approximately $50,000 through November 30, 1999 and it is estimated that the Company will spend an additional $250,000 on its remediation and contingency plans.

Contingency Plan

The Company has formulated a contingency plan which includes maintaining staffing during the most critical times during which the Company might experience Y2K failures. In addition, the Company will have field personnel on standby to assist cable affiliates and VSAT customers should assistance be required if the interface systems fail. However, the Company's contingency plan can not address problems should its cable affiliates fail to be Y2K compliant.

Summary

There can be no assurance, that the systems of the Company's customers, other companies or government entities, on which the Company rely for supplies, cash payments, and future business, will be timely converted, or that a failure to convert by the Company's customers, other companies or government entities, would not have a material adverse effect on the Company's financial position or results of operations. Further, if, due to Y2K issues, third-party suppliers, service providers and contractors fail to provide the Company with components, materials, or services which are necessary to deliver the Company's service and product offerings, with sufficient electrical power and transportation infrastructure to deliver the Company's service and product offerings, then any such failure could have a material adverse effect on the Company's ability to conduct business, as well as the Company's financial position and results of operations.

The Company is continuing to seek verification from the Company's cable affiliates, critical suppliers, service providers and contractors that they are Y2K compliant. To the extent that any of these business partners fail to be Y2K compliant, it may have a significant impact on the Company's business. Should the Company's Internet service customers or VSAT customers fail to be Y2K compliant, it may have a significant impact on the Company's revenues. The Company's inability to correct a significant Y2K problem, if one exists, could result in an interruption in or a failure of, certain of the Company's normal business activities and operations. In addition, a significant Y2K problem concerning the Company's cable modem Internet services or the Company's VSAT services could cause the Company's users to consider seeking alternate providers of Internet services. Any significant Y2K problem could require the Company to incur significant unanticipated expenses to remedy the problem and could divert management's time and attention, either of which could have a material effect on the Company's business, results of operation and financial condition.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of interest expense the Company must pay with respect to its various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities, which are tied to market rates. The Company does not use derivative financial instruments in its investment portfolio. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in safe and high-credit quality securities.

We had short-term investments of $52.6 million at September 30, 1999. These short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and eighteen months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10 percent from levels at September 30, 1999 would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

We had outstanding convertible debt instruments of approximately $16.0 million at September 30, 1999. These instruments have fixed interest rates ranging from 5.0% to 9.0%. Because the interest rates of these instruments are fixed, a hypothetical 10 percent decrease in interest rates will not have a material effect on us. Increases in interest rates, however, increase the interest expense associated with future borrowing by us, if any. We do not hedge against interest rate fluctuations.

Equity Price Risk

We own 24,925 shares of common stock of Convergent Communications, Inc. These shares were obtained as partial consideration with respect to the sale of our wholly-owned subsidiary, Kansas Communications, Inc. At September 30, 1999, the closing price of Convergent's common stock was $10.375, as listed on the NASDAQ stock exchange. As a result, we value this investment on our balance sheet at September 30, 1999 at its market value of $258,000. Unrealized gains and losses are excluded from earnings and are reported in the "Accumulated Other Comprehensive Income" component of stockholders' equity. We do not hedge against equity price changes.

Recent Accounting Pronouncements

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 ("SFAS 130"), Reporting Comprehensive Income, which requires the Company to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is unrealized gains and losses on the Company's short-term investments. The adoption of SFAS 130 had no impact on the Company's financial position, results of operations or cash flows.

Effective October 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. There was no impact as a result of adopting SOP 98-1.

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, upon adoption of SOP 98-5 all start-up costs that were capitalized in the past must be written off. The Company expects that the adoption of SOP 98-5 will not have a material impact on its financial position, results of operations or cash flows. Effective October 1, 1999, the Company will be required to implement SOP 98-5.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. The Company anticipates that the adoption of SFAS 133 will not have a material impact on its financial position, results of operations or cash flows. Implementation of this standard has recently been delayed by the FASB for a twelve month period.

Item 8.  Financial Statements and Supplementary Data

                     SoftNet Systems, Inc. and Subsidiaries
                   Index To Consolidated Financial Statements
                               September 30, 1999


                                                                           Page

Report of Independent Accountants KPMG LLP................................  47

Report of Independent Accountants PricewaterhouseCoopers LLP..............  48

Consolidated Balance Sheets as of September 30, 1999 and 1998.............  49

Consolidated Statements of Operations for the three years
   ended September 30, 1999...............................................  50

Consolidated Statements of Stockholders' Equity (Deficit)
   for the three years ended September 30, 1999...........................  51

Consolidated Statements of Cash Flows for the three years
   ended September 30, 1999...............................................  52

Notes to Consolidated Financial Statements................................ 53-71

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of SoftNet Systems, Inc.:

We have audited the accompanying consolidated balance sheet of SoftNet Systems, Inc. and Subsidiaries as of September 30, 1999 and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SoftNet Systems, Inc. and Subsidiaries as of September 30, 1999, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/KPMG LLP




Mountain View, California
November 30, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of SoftNet Systems, Inc.:

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SoftNet Systems, Inc. and its subsidiaries at September 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP




San Jose, California
December  1,  1998,  except  for  Note  9  regarding the
Senior   Subordinated Convertible  Notes for which the
date is January 13, 1999 and Note 5 regarding the discontinuance of the document management segment for which the date is April 13, 1999

                     SoftNet Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                         As of September 30,
                                                      --------------------------
                                                      ------------- ------------
                                                          1999           1998
                                                          ----           ----
                             ASSETS
Current assets:
   Cash and cash equivalents.......................   $     89,499  $    12,504
   Short-term investments..........................         52,586            -
   Accounts receivable, net of
      allowance of $333 (1999) and $56 (1998)......            935          110
   Notes receivable................................          1,000            -
   Inventory.......................................          1,991          268
   Other current assets............................          1,776          571
                                                      ------------  -----------

Total current assets...............................        147,787       13,453

Restricted cash....................................            922          800
Property and equipment, net........................         26,743        5,981
Acquired technology and other
   intangibles, net................................         24,500          311
Other assets.......................................          5,872          150
Net assets associated with
   discontinued operations.........................              -        8,930
                                                      ------------  -----------

                                                      $    205,824  $    29,625
                                                      ============  ===========

    LIABILITIES, REDEEMABLE CONVERTIBLE
       PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses...........   $     15,545  $     6,938
   Current portion of long-term debt...............          2,084          541
   Current portion of capital lease obligation.....          1,760          613
                                                      ------------  -----------

Total current liabilities..........................         19,389        8,092

Long-term debt, net of current portion.............         17,281        9,220
Capital lease obligation, net of current portion...          1,945          297
Business acquisition liability.....................          3,500            -

Commitments and contingencies

Redeemable convertible preferred stock,
   $.10 par value, 30,000 shares designated;
   no shares (1999) and 20,757 shares (1998)
   issued and outstanding..........................              -       18,187

Stockholders' equity (deficit):
   Preferred stock, $.10 par value, 3,970,000
     shares designated, no shares (1999 and 1998)
     issued and outstanding.....................                 -            -
   Common stock, $.01 par value, 100,000,000 (1999)
     and 25,000,000 (1998) shares authorized;
     17,225,523 (1999) and 8,191,550 (1998)
     shares issued and outstanding.................            172           82
   Additional paid in capital......................        327,445       43,700
   Deferred stock compensation.....................        (63,346)        (188)
   Accumulated other comprehensive loss............           (315)           -
   Accumulated deficit.............................       (100,247)     (49,765)
                                                       ------------  -----------

Total stockholders' equity (deficit)                       163,709       (6,171)
                                                       ------------  -----------

                                                       $   205,824   $    29,625
                                                       ============  ===========






          See accompanying notes to consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                                           Year Ended September 30,
                                                                                    -------------------------------------
                                                                                    ---------- ------------ -------------
                                                                                       1999         1998          1997
                                                                                    -----------  -----------  -----------
Net sales......................................................................     $     4,135  $     1,018  $     1,008
Cost of sales..................................................................           4,215        1,040          885
                                                                                    -----------  -----------  -----------
   Gross profit (loss).........................................................             (80)         (22)         123
                                                                                    -----------  -----------  -----------
Operating expenses:
   Selling and marketing.......................................................          13,786        2,744          214
   Engineering.................................................................           5,785          567          214
   General and administrative..................................................           9,858        5,830        1,514
   Depreciation................................................................           3,903          590          120
   Amortization................................................................           2,287          415          415
   Compensation related to stock options.......................................          12,934           27            -
                                                                                    -----------  -----------  -----------
Total operating expenses.......................................................          48,553       10,173        2,477
                                                                                    -----------  -----------  -----------
Loss from continuing operations................................................         (48,633)     (10,195)      (2,354)

Other income (expenses):
   Interest expense............................................................          (4,944)      (1,022)      (1,030)
   Interest income.............................................................           3,617          112            -
   Other expense, net..........................................................          (1,406)        (172)         (72)
                                                                                    -----------  -----------  -----------
Loss from continuing operations before income taxes............................         (51,366)     (11,277)      (3,456)

Provision for income taxes.....................................................               -            -            -
                                                                                    -----------  -----------  -----------
Loss from continuing operations................................................         (51,366)     (11,277)      (3,456)

Income (loss) from discontinued operations, net of tax.........................            (463)      (5,725)       1,311
Gain on sale of discontinued operations, net of tax............................           1,820            -            -
Extraordinary item - loss on sale of business..................................               -            -         (486)
                                                                                    -----------  -----------  -----------
Net loss.......................................................................         (50,009)     (17,002)      (2,631)

Preferred dividends............................................................            (473)        (343)           -
                                                                                    -----------  -----------  -----------
Net loss applicable to common shares...........................................     $   (50,482) $   (17,345) $    (2,631)
                                                                                    ===========  ===========  ===========

Basic and diluted earnings (loss) per common share:
   Loss from continuing operations applicable to common shares.................     $     (4.20) $     (1.58) $     (0.52)
   Discontinued operations.....................................................            0.11        (0.77)        0.19
   Extraordinary item - loss on sale of business...............................               -            -        (0.07)
                                                                                    -----------  -----------  -----------
   Net loss applicable to common shares........................................     $     (4.09) $     (2.35) $     (0.40)
                                                                                    ===========  ===========  ===========
Shares used to compute basic and diluted loss per common share.................          12,342        7,391        6,627
                                                                                    ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 (In thousands)

                                    ---------------  ------------- ------------ ------------- ---------------  -------------
                                                                                                Accumulated         Total
                                                       Deferred     Additional                     other       stockholders'
                                     Common Stock        stock       paid in     Accumulated   comprehensive      equity
                                    Shares   Amount  compensation    capital       deficit          loss         (deficit)
                                    ------- -------  ------------- ------------ ------------- ---------------  -------------

Balance, September 30, 1996.....      6,540 $     65 $           - $    33,517  $     (29,789)$             -  $       3,793

   Exercise of warrants.........        251        3             -         432              -               -            435
   Conversion of convertible
     subordinated notes.........         70        1             -         386              -               -            387
   Common stock issued to pay
     acquisition costs..........         10        -             -          44              -               -             44
   Net loss.....................          -        -             -           -         (2,631)              -         (2,631)
                                   -------- -------- ------------- -----------  ------------- ---------------  -------------
Balance, September 30, 1997.....      6,871       69             -      34,379        (32,420)              -          2,028

   Exercise of warrants.........        684        7             -       3,879              -               -          3,886
   Exercise of options..........        152        1             -         830              -               -            831
   Conversion of convertible
     subordinated notes.........        185        2             -       1,116              -               -          1,118
   Common stock warrants issued
     with preferred stock.......          -        -             -       1,612              -               -          1,612
   Dividends paid on preferred
     shares -
     Additional preferred shares          -        -             -           -           (257)              -           (257)
     Cash.......................          -        -             -           -            (80)              -            (80)
     Common stock...............          1        -             -           6             (6)              -              -
   Conversion of preferred shares
     to common stock............        299        3             -       1,663              -               -          1,666
   Deferred stock compensation..          -        -          (215)        215              -               -              -
   Amortization of deferred stock
     compensation...............          -        -            27           -              -               -             27
   Net loss.....................          -        -             -           -        (17,002)              -        (17,002)
                                   -------- -------- ------------- -----------  ------------- ---------------  -------------
Balance, September 30, 1998.....      8,192       82          (188)     43,700        (49,765)              -         (6,171)

   Comprehensive loss:
     Net loss...................          -        -             -           -        (50,009)              -        (50,009)
     Unrealized loss on
       short-term investments, net        -        -             -           -              -            (315)          (315)
                                   -------- -------- ------------- -----------  ------------- ---------------- --------------
   Total comprehensive loss.....          -        -             -           -        (50,009)           (315)       (50,324)
                                   -------- -------- ------------- -----------  ------------- ---------------- --------------

   Sales of common stock, net of
     selling costs..............      5,260       53             -     165,364              -               -        165,417
   Common stock issued for
     acquisition of Intelligent         500        5             -       7,464              -               -          7,469
     Communications, Inc........
   Exercise of warrants.........        572        6             -       5,273              -               -          5,279
   Exercise of options..........        441        4             -       2,785              -               -          2,789
   Conversion of convertible
     subordinated notes.........         71        1             -         489              -               -            490
   Common stock warrants issued
     with new debt..............          -        -             -       4,334              -               -          4,334
   Value assigned to beneficial
     conversion feature of new            -        -             -       1,529              -               -          1,529
     debt.......................
   Dividends paid on preferred
     shares -
     Additional preferred shares          -        -             -           -           (221)              -           (221)
     Cash.......................          -        -             -           -            (95)              -            (95)
     Common stock...............         15        -             -         157           (157)              -              -
   Conversion of preferred shares
     to common stock............      2,034       20             -      18,234              -               -         18,254
   Penalty paid on preferred             55        -             -         498              -               -            498
     shares.....................
   Deferred stock compensation..          -        -       (76,092)     76,092              -               -              -
   Amortization of deferred stock
     compensation...............          -        -        12,934           -              -               -         12,934
   Common stock issued related to
     purchase of prepaid license         66        1             -         999              -               -          1,000
     fees.......................
   Common stock issued related to
     repayment of short-term debt         6        -             -         190              -               -            190
   Common stock issued with cable
     incentive program..........         14        -             -         337              -               -            337
                                   -------- -------- ------------- -----------  ------------- ---------------  -------------

Balance, September 30, 1999.....     17,226 $    172 $     (63,346)$   327,445  $    (100,247)$          (315) $     163,709
                                   ======== ======== ============= ===========  ============= ===============  =============

           See accompanying notes to consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                           Year Ended September 30,
                                                                                    -------------------------------------
                                                                                    ------------ ------------ -----------
                                                                                       1999         1998          1997
                                                                                    -----------  -----------  -----------
Cash flows from operating activities:
   Net loss....................................................................     $   (50,009) $   (17,002) $    (2,631)
   Adjustments to reconcile net loss to net cash used in operating activities:
     (Income) loss from discontinued operations................................             463        5,725       (1,311)
     Gain on disposal of discontinued operations...............................          (1,820)           -            -
     Depreciation and amortization.............................................           6,190        1,005          535
     Amortization of deferred stock compensation...............................          12,934           27            -
     Amortization of deferred debt issuance costs..............................           3,181            -            -
     Interest paid with additional convertible notes...........................             549            -            -
     Provision for bad debts...................................................             298          131           74
     Loss on disposition of short-term investment..............................             600            -            -
     Penalty related to conversion of redeemable convertible preferred stock...             498            -            -
     Loss on disposition of net assets.........................................               -          118           36
     Deferred financing amortization...........................................               -            -           19
     Changes in operating  assets and liabilities (net of effect of acquisitions and discontinued operations):
       Decrease (increase) in accounts receivable, net.........................            (936)         100         (171)
       Decrease (increase) in inventory........................................          (1,723)        (260)         155
       Decrease (increase) in other current assets.............................          (2,163)        (456)         (48)
       Increase (decrease) in accounts payable and accrued expenses............           6,737        5,627         (774)
                                                                                    -----------  -----------  -----------
Net cash used in operating activities of continuing operations.................         (25,201)      (4,985)      (4,116)
                                                                                    -----------  -----------  -----------
Net cash provided by operating activities of discontinued operations...........           1,282           67        1,648
                                                                                    -----------  -----------  -----------

Cash flows from investing activities:
   Purchase of short-term investments..........................................         (53,002)           -            -
   Purchase of property and equipment..........................................         (19,742)      (5,015)        (373)
   Purchase of Intellicom including acquisition costs, net of cash acquired....            (803)           -            -
   Sale of net assets of discontinued operations, net of selling costs.........           8,871            -            -
   Acquired technology and other intangibles...................................          (1,140)           -            -
   Proceeds from sale of property and equipment................................               -            -           15
   Increase in restricted cash.................................................            (122)        (800)           -
   Other assets................................................................            (670)          48            8
                                                                                    -----------  -----------  -----------
Net cash used in investing activities of continuing operations.................         (66,608)      (5,767)        (350)
                                                                                    -----------  -----------  -----------
Net cash used in investing activities of discontinued operations...............             (30)        (759)        (831)
                                                                                    -----------  -----------  -----------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt, net of deferred financing costs...          13,088          371          278
   Principal payments of long-term debt........................................          (1,972)        (227)        (440)
   Borrowings under revolving credit facility..................................          18,285       16,089        9,685
   Payments under revolving credit facility....................................         (23,383)     (16,891)      (9,884)
   Net proceeds from issuance of redeemable convertible preferred stock........               -       21,208            -
   Additional costs of issuance of redeemable convertible preferred stock......            (152)           -            -
   Proceeds from sale of common stock, net of selling costs....................         156,492            -            -
   Proceeds from exercise of warrants..........................................           5,279        3,886          435
   Proceeds from exercise of options...........................................           2,789          831            -
   Preferred dividends paid in cash............................................             (95)         (80)           -
   Principal payments of capital lease obligations.............................          (1,444)        (168)         (63)
                                                                                    -----------  -----------  -----------
Net cash provided by financing activities of continuing operations.............         168,887       25,019           11
                                                                                    -----------  -----------  -----------
Net cash provided by (used in) financing activities of discontinued operations.          (1,335)      (1,108)       3,249
                                                                                    -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents...........................          76,995       12,467         (389)
Cash and cash equivalents, beginning of period.................................          12,504           37          426
                                                                                    -----------  -----------  -----------
Cash and cash equivalents, end of period.......................................     $    89,499  $    12,504  $        37
                                                                                    ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       Nature of Business

SoftNet Systems, Inc. ("SoftNet") and Subsidiaries (collectively referred to as the "Company") is engaged in the business of providing Internet access and World Wide Web and database development. The Company operates principally in two business segments: (i) cable-based Internet services through its wholly-owned subsidiary, ISP Channel, Inc. ("ISP Channel"), and (ii) satellite-based Internet services through its wholly-owned subsidiary, Intelligent Communications, Inc. ("Intellicom"). Intellicom was acquired on February 9, 1999 (see Note 3) and the results of its operations have been included in the consolidated financial statements since acquisition. The Company previously reported two other business segments: document management and telecommunications. However, these two segments have been sold and are now reported as discontinued operations (see
Note 5).

Dependence on Cable Companies and Key Technology Suppliers

The Company has strategic relationships with 43 cable companies to provide, through their cable systems, the principal distribution network for the Company's services to its subscribers. Subject to certain exceptions, the Company's cable partners have granted the Company the right to offer high-speed Internet services over their cable systems. However, these cable partners are under no obligation to carry the Company's services. In addition, the cable partner agreements expire beginning in July, 2000, and may be terminated earlier under certain circumstances. Further, the transmission of data over cable is dependent on the availability of high-speed two-way hybrid fiber coaxial cable infrastructure. The Company believes, approximately 63% of its cable affiliates either have upgraded their infrastructure, or have announced and begun to implement infrastructure investments, in order to deploy data-over-cable services. However, there can be no assurance that such infrastructure improvements will be completed.

Also, the Company currently depends on a limited number of suppliers for certain key technologies used to build and manage the Company's services. Although the Company believes that there are alternative suppliers for each of these technologies, the Company has established favorable relationships with each of its current suppliers and it could take a significant period of time to establish relationships with alternative suppliers and substitute their technologies.

2.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SoftNet and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

Restatements and Reclassifications

The financial statements have been restated for the effects of the discontinued operations of the document management and telecommunications segments (see Note
5). Certain reclassifications have been made to prior years' financial statements in order to conform to the current year presentation.

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

The Company considers all highly liquid investments with insignificant interest rate risk and maturities of three months or less from date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of three months. The Company has classified its short-term investments as available-for-sale securities. These short-term investments are carried at fair value based on quoted market prices with unrealized gains and losses, which are considered to be temporary reported in accumulated other comprehensive loss. Realized gains and losses on short-term investments are computed using the specific identification method.

The Company has pledged cash as collateral on several letters of credit relating to certain operating leases. These amounts are classified as restricted cash in the accompanying consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables, cash and cash equivalents, and short-term investments. Credit risk is minimized as a result of the large number and diverse nature of the Company's customers. One cable company customer comprised 14% and 31% of the Company's net revenue for the years ended September 30, 1999 and 1998. Accounts receivable from this customer as of September 30, 1999 and 1998 were $175,000 and $14,000, respectively. The non-exclusive contract with this customer expires in April 2001. For the years ended September 30, 1999 and 1998 no other customer accounted for greater than 10% of revenues.

Cash, cash equivalents and short-term investments are managed by recognized financial institutions which follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets generally three to seven years or the life of the lease, whichever is shorter.

Property and equipment includes internal labor and related costs associated with the installation of certain equipment, including that equipment at the cable company headends and the Company's network operations center. For the year ended September 30, 1999 capitalized labor approximated $1.3 million.

Acquired Technology and Other Intangible Assets

The Company has various intangible assets, including acquired technology, cable affiliate launch incentives and goodwill (see Note 4). Amortization is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years which represents the exclusivity period for launch incentives and the life of the average cable affiliation agreement for acquired technology. Amortization for launch incentives commences upon launch of the affiliate program.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments (including cash and cash equivalents, short-term investments, trade receivables, accounts payable, and current and long-term debt) is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

Revenue Recognition

Revenue from the cable-based Internet services segment is generated from initial and recurring monthly Internet access and Web and database development. Set-up fees for Internet access customers, net of related direct and incremental costs, are deferred and amortized over the estimated service period. Monthly access fees and cable modem rentals are recognized in the month of service.

Revenue from the satellite-based Internet services segment consists primarily of monthly service fees, equipment sales and installation charges. Service fees consist of fixed monthly amounts and/or hourly amounts based on usage. Service fees are recognized as the service is provided. Payments received in advance of providing services are deferred until the period such services are provided. Equipment sales and installation charges are recognized when installation is complete.

Income Taxes

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns. The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization (see Note 14).

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings
(loss) per common share is computed using the weighted average number of shares of common stock and common stock equivalents shares outstanding during the period. Common stock equivalents consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common stock equivalents are excluded from the computation for all periods presented as their effect would have been anti-dilutive.

Stock Option Plans

The Company accounts for employee stock-based compensation using the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. As such, deferred compensation is recorded only if the exercise price of the option is below the current market price of the Company's common stock on the date of grant. Deferred compensation expense for employee stock options is amortized on a straight-line basis over the vesting term of the option, which typically is four years.

The Company accounts for non-employee stock-based compensation using the fair value method, as required by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. As such, deferred compensation is recorded for all non-employee stock options as of the date of grant. Deferred compensation expense for non-employee stock options is amortized on an accelerated basis, as prescribed by Financial Interpretation No. 28 ("FIN 28"), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the contractual life of the option.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets it considers to be impaired.

Recent Accounting Pronouncements

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 ("SFAS 130"), Reporting Comprehensive Income, which requires the Company to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is unrealized gains and losses on the Company's short-term investments. The adoption of SFAS 130 had no impact on the Company's financial position, results of operations or cash flows.

Effective October 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. There was no impact as a result of adopting SOP 98-1.

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, upon adoption of SOP 98-5 all start-up costs that were capitalized in the past must be written off. The Company expects that the adoption of SOP 98-5 will not have a material impact on its financial position, results of operations or cash flows. Effective October 1, 1999, the Company will be required to implement SOP 98-5.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. The Company anticipates that the adoption of SFAS 133 will not have a material impact on its financial position, results of operations or cash flows. Implementation of this standard has recently been delayed by the FASB for a twelve month period.

3.       Acquisition of Intellicom

On February 9, 1999, a wholly-owned subsidiary of the Company merged with and into Intellicom. (the "Intellicom Acquisition"). Intellicom is a provider of two-way satellite Internet access options using very small aperture terminal technology ("VSAT"). The entire purchase price of $14.9 million was comprised of: (i) a cash component of $500,000 (the "Cash Consideration"); (ii) a promissory note in the amount of $1.0 million bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note"); (iii) a promissory note in the amount of $2.0 million bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note, the "Debt Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7.5 million (the "Closing Shares"); (v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3.5 million (the "Anniversary Shares"; together with the Closing Shares, the "Equity Consideration"); and (vi) certain direct acquisition costs totaling $400,000. The Company has recorded the $3.5 million anniversary shares liability as a component of the purchase price. Such payment is not based on performance, but rather solely on the passage of time. The liability is reflected on the consolidated balance sheet as business acquisition liability. In addition, a demonstration bonus of $1.0 million payable in cash or shares of the Company's common stock at the Company's option within one year after closing if certain conditions are met is also a part of the purchase price; however, due to the uncertainty as to whether or not such performance criteria will be met, the Company has not accrued for such contingent consideration.

The purchase price, including direct merger costs, has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. The fair value of assets and liabilities assumed is summarized as follows (in thousands):

        Current assets...........................     $       503
        Property and equipment...................             684
        Acquired technology......................          16,075
        Other assets.............................              77
        Current liabilities......................           2,470

The Company accounted for the Intellicom Acquisition using the purchase method and allocated the purchase price of $14.5 million to acquired technology. Additionally, due to the negative fair value of Intellicom net assets at the time of acquisition, the Company recognized additional acquired technology in Intellicom totaling $1.2 million. Furthermore, in connection with the Intellicom Acquisition, the Company incurred certain fees and expenses. Such costs, which total $400,000, were capitalized and have also been allocated to acquired technology, bringing the total amount allocated to acquired technology to $16.1 million. The results of operations of Intellicom are included in the accompanying financial statements from the date of acquisition.

The nature of the developed technology acquired provides the Company with a proprietary satellite system, involving both hardware and software, which provides a high-performance, two-way satellite-based Internet access service. The nature of the acquired technology will, among other things, allow the Company to lower the costs of bringing the Internet to small- and medium-sized independent cable operators. The technology acquired has already been tested and proven to be a viable business. Therefore, the Company believes that the underlying technology acquired in the Intellicom Acquisition is not subject to rapid change, and such acquired technology will support the Company's business plan over the typical length of its contracts without having to significantly change or enhance the acquired technology. The Company's contracts with its cable affiliates typically run from five to ten years. In determining how much of the purchase price in excess of the tangible book value of Intellicom to allocate to acquired technology, the Company considered that there was little value ascribable to other intangible assets, such as customer lists or workforce. Rather, the Company, after careful consideration, determined that the fair market value of the acquired technology is equivalent to the intangible assets acquired in this acquisition. The Company amortizes this amount using the straight-line method over a period of seven years, the average term of a typical cable affiliate contract as well as the anticipated useful life of this acquired technology.

The following unaudited pro forma financial information presents the consolidated results of the Company as if the Intellicom Acquisition had occurred as of October 1, 1997, and includes adjustments for amortization of acquired technology and interest expense related to the Debt Consideration. This pro forma financial information does not necessarily reflect the results of operations as they would have been if the Company had acquired the entity as of October 1, 1997. Unaudited pro forma consolidated results of operations are as follows (in thousands, except per share data):

                            Year Ended September 30,
                                                         1999         1998

        Net sales.................................    $     4,915  $     3,551
                                                      ===========  ===========
        Net loss applicable to common shares......    $   (51,860) $   (20,742)
                                                      ===========  ===========

        Basic and diluted net loss applicable to
           common shares..........................    $     (3.99) $     (2.63)
                                                      ===========  ===========

In April 1999, the Company paid the First Promissory Note and related interest in full with a combination of cash and equity. The Company paid $832,000 in cash and the remainder, after expenses, with 6,118 shares of common stock, which had a value of $190,000.

4.       Acquired Technology and Other Intangibles

Acquired   technology  and  other  intangibles  consist  of  the  following  (in thousands):

                                                         As of September 30,
                                                         1999         1998
                                                      -----------  -----------
        Acquired technology (see Note 3)..........    $    16,075  $         -
        Cable affiliate launch incentives.........         10,651            -
        Goodwill, fully amortized in 1999.........              -        1,244
                                                      -----------  -----------
                                                           26,726        1,244
        Accumulated amortization..................         (2,226)        (933)
                                                      -----------  -----------
                                                      $    24,500  $       311
                                                      ===========  ===========

In fiscal 1998, the Company adopted its Cable Affiliate Incentive Program (the "Program"). This Program provides an additional incentive to the Company's cable affiliates to launch the ISP Channel's Internet services. Under the Program, the Company offers to pay incentive bonuses, in cash or shares of common stock, to qualifying cable affiliates who enter into exclusive, multiple-year contracts with ISP Channel. These launch incentives are paid out over the life of the contract in relation to the roll-out of ISP Channel services at each installed cable headend. In accordance with these terms, the Company capitalizes these cable affiliate launch incentives and amortizes them over the life of each respective contract commencing with the launch of each contract, typically five to ten years.

In fiscal 1999, the Company entered into an agreement with Teleponce Cable TV, ("Teleponce", the "Teleponce Agreement"), a cable operator in Puerto Rico and issued 660,000 shares of common stock to an investor in exchange for $15.0 million in cash and a modification of the affiliate agreement between the Company and Teleponce, which is controlled by that investor. The Company recognized an intangible asset, a cable affiliate launch incentive, in the amount of $8.9 million. This intangible asset represents the difference between the market value of the common shares issued as of the date the Teleponce Agreement and the cash consideration provided in the Teleponce Agreement.

5.       Discontinued Operations

Document Management Segment

On September 30, 1999, the Company sold its document management business, Micrographic Technology Corporation ("MTC") to Global Information Distribution GmbH ("GID") for an aggregate purchase price of approximately $4.9 million in cash which, after selling costs, resulted in a loss of $321,000. The sale proceeds were used to reduce outstanding indebtedness and provide additional working capital. The operating results of the document management segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The assets and liabilities of such operations were reflected as a net asset as of September 30, 1998.

Operating results of the discontinued document management segment are as follows (in thousands):

                                                Year Ended September 30,
                                             1999         1998         1997
                                             ----         ----         ----

     Revenues...........................  $    13,690  $    13,043  $    20,330
                                          ===========  ===========  ===========

     Income (loss) before income taxes..  $      (633) $    (5,652) $       572
     Provision for income taxes.........            -            -            -
                                          -----------  -----------  -----------

     Net income (loss)..................  $      (633) $    (5,652) $       572
                                          ===========  ===========  ===========

Interest expense allocated to the discontinued document management segment totaled $155,000, $394,000 and $115,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

Assets and liabilities of the discontinued document management segment at September 30, 1998 were as follows (in thousands):

        Current assets:
           Accounts receivable, net............................    $     2,995
           Current portion of gross investment in leases.......          1,579
           Inventory...........................................          1,078
           Other current assets................................            310
                                                                   -----------
        Total current assets...................................          5,962

        Gross investment in leases, net of current portion.....          1,863
        Property, plant and equipment, net.....................            541
        Goodwill, net..........................................            644
        Other assets...........................................            974
                                                                   -----------
        Total assets...........................................    $     9,984
                                                                   ===========

        Current liabilities:
           Accounts payable and accrued expenses...............    $     2,485
           Current portion of long-term debt...................          1,280
           Current portion of capital leases...................             19
           Deferred revenue....................................            100
                                                                   -----------
        Total current liabilities..............................          3,884

        Long-term debt, net of current portion.................          1,015
        Capital lease obligation, net of current portion.......             30
                                                                   -----------
        Total liabilities......................................    $     4,929
                                                                   ===========
        Net assets associated with discontinued operations.....    $     5,055
                                                                   ===========

Telecommunications Segment

On February 12, 1999, substantially all of the assets of Kansas Communications, Inc. ("KCI") were sold to Convergent Communications Services, Inc. ("Convergent Communications") for an aggregate purchase price of approximately $6.3 million subject to adjustment in certain events. Convergent Communications paid $100,000 in cash in November 1998 upon execution of the letter of intent to purchase and paid the remainder of the purchase price on the closing date as follows: (i) $1.4 million in cash; (ii) approximately 30,000 shares of Convergent Communications' parent company common stock with an agreed value of approximately $300,000 ($10.00 per share) (the "Convergent Shares"); (iii) a promissory note in the amount of $2.0 million which is payable on July 1, 1999 and bears simple interest at the rate of 11% per annum (the "First Convergent Note"); (iv) a promissory note in the amount of $1.0 million which is payable on the date that is 12 months following the closing date and bears simple interest at the rate of 8% per annum (the "Second Convergent Note"); and (v) a promissory note in an amount of $1.5 million which is payable on the date which is 12 months following the closing date and bears simple interest at the rate of 8% per annum and is subject to mandatory prepayment in certain events (the "Third Convergent Note"). Furthermore, a purchase price adjustment subsequent to closing provided the Company with additional Convergent Shares with an agreed value of $198,000 for a total investment in Convergent Shares of $498,000, which, after reduction to its current market value of $258,000 is classified as a short-term investment in the accompanying consolidated balance sheet. The sale of KCI's assets resulted in a gain of $2.1 million. During fiscal 1999, the First and Third Convergent Notes were paid in full. Subsequent to the end of the fiscal year, in November 1999, the Second Convergent Note was paid in full. The Company had previously deferred the recognition of gain due to the uncertainty of Convergent's ability to perform. As a result of Convergent's successful initial public offering during the Company's fiscal fourth quarter of 1999, the Company recognized the gain on sale.

The operating results of the telecommunications segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The assets and liabilities of such operations were reflected as a net asset as of September 30, 1998.

Operating results of the discontinued telecommunications segment are as follows (in thousands):

                                                Year Ended September 30,
                                           1999 (a)       1998         1997

        Revenues......................... $     4,730  $    16,065  $    17,218
                                          ===========  ===========  ===========

        Income before income taxes....... $       242  $       277  $       739
        Provision for income taxes.......         (72)        (350)           -
                                          -----------  -----------  -----------

        Net income (loss)................ $       170  $       (73))$       739
                                          ===========  ===========  ===========

        ----------------------------------------------------------------------
        (a) Operating results are only through the date of disposition.

Interest expense allocated to the discontinued telecommunications segment totaled $2,000, $5,000 and $49,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

The provisions for income taxes recorded for the years ended September 30, 1999 and 1998 are related to prior period adjustments in deferred maintenance revenue for KCI.

Assets and liabilities of the discontinued telecommunications segment at September 30, 1998 were as follows (in thousands):

        Current assets:
           Accounts receivable, net............................    $     1,734
           Inventory...........................................          2,248
           Other current assets................................             36
                                                                   -----------
        Total current assets...................................          4,018

        Property, plant and equipment, net.....................            427
        Goodwill, net..........................................          1,663
        Other assets...........................................             21
                                                                   -----------
        Total assets...........................................    $     6,129
                                                                   ===========

        Current liabilities:
           Accounts payable and accrued expenses...............    $     1,582
           Current portion of capital leases...................             32
           Deferred revenue....................................            593
                                                                   -----------
        Total current liabilities..............................          2,207

        Capital lease obligation, net of current portion.......             47
                                                                   -----------
        Total liabilities......................................    $     2,254
                                                                   ===========

        Net assets associated with discontinued operations.....    $     3,875
                                                                   ===========

6.       Divestitures of Communicate Direct, Inc.

On October 31, 1994, the Company acquired Communicate Direct, Inc. ("CDI") in a business combination accounted for as a purchase. CDI, a Chicago-based company, sold and serviced telephone systems, third-party computer hardware and application oriented peripheral products. During fiscal 1996, the Company sold a significant portion of the CDI business and, during fiscal 1997, all of the remaining operation was sold. The disposition of CDI was not contemplated at the time of the pooling with KCI. The loss resulting from the disposition of certain assets and the assumption of certain liabilities of CDI, within a two year period following a pooling of interests has been classified as an extraordinary item as required by generally accepted accounting principles.

During fiscal 1997, CDI sold all other remaining assets associated with CDI and incurred a loss (accounted for as an extraordinary loss) of $486,000 on the disposition.

7.       Financial Statement Details

Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of securities with maturities of three months or less at date of purchase. Short-term investments as of September 30, 1999 consisted of $30,323,000 of securities which mature in less than one year and $22,263,000 of securities which mature in one to five years. Cash and cash equivalents, and short-term investments consisted of the following as of September 30, 1999 (in thousands):

                                                                  Unrealized      Unrealized
                                                      Cost            gain            loss           Market
                                                 -------------   -------------   -------------   -------------
        Cash and cash equivalents:
           Cash................................  $      40,650   $           -   $           -   $      40,650
           Municipal securities................         40,156               -               -          40,156
           US Government Agency Notes..........          5,785               -               -           5,785
           Money market funds..................          2,159               -               -           2,159
           Foreign debt securities.............            749               -               -             749
                                                 -------------   -------------   -------------   -------------
                                                 $      89,499   $           -   $           -   $      89,499
                                                 =============   =============   =============   =============

        Short-term investments:
           Municipal securities................  $      23,496   $           -   $         (44)  $      23,452
           US Treasury securities..............         11,219               -             (11)         11,208
           Auction market preferreds...........          9,114               -               -           9,114
           Foreign debt securities.............          8,574               -             (20)          8,554
           Common stock........................            498               -            (240)            258
                                                 -------------   -------------   -------------   -------------
                                                 $      52,901   $           _   $        (315)  $      52,586
                                                 =============    ============    ============    ============

As of September 30, 1999, cost approximated market for cash equivalents; realized and unrealized gains and losses were not significant.

As of September 30, 1998, cash and cash equivalents totaled $12,504,000 primarily consisting of cash in banks.

Property and Equipment, Net

Balances of major classes of fixed assets and allowances for depreciation are as follows (in thousands):

                               As of September 30,
                                                          1999          1998
                                                          ----          ----

        Leasehold improvements....................    $     5,853   $     1,172
        Furniture and fixtures....................          1,894            25
        Equipment.................................         23,454         5,341
                                                      -----------   -----------

        Property and equipment, gross.............         31,201         6,538
        Less allowance for depreciation...........         (4,458)         (557)
                                                      -----------   -----------

        Property and equipment, net...............    $    26,743   $     5,981
                                                      ===========   ===========

Included in the above fixed assets are asset amounts representing capitalized leases of $5,193,000 and $1,032,000 at September 30, 1999 and 1998,
respectively. The accumulated depreciation related to these leased assets was $1,392,000 and $111,000 at September 30, 1999 and 1998, respectively.

Accounts Payable and Accrued Expenses

The major components of accounts payable and accrued expenses are as follows (in thousands):

                               As of September 30,
                                                         1999         1998

        Accounts payable..........................    $     6,063  $     2,728
        Accrued compensation and related expenses.
                                                            2,846          343
        Accrued capital expenditures..............          2,284          220
        Other accrued expenses....................          4,352        3,647
                                                      -----------  -----------

                                                      $    15,545  $     6,938
                                                      ===========  ===========

8.       Long-term Debt and Debt Issuance Costs

Long-term Debt

Long-term debt consists of the following (in thousands):

                                                                                                    As of September 30,
                                                                                                    1999          1998
                                                                                                 -----------  -----------
9% Senior  Subordinated  Convertible  Notes due January 2001,  interest  payable quarterly,
   convertible into the Company's common stock (see below)...................................    $    12,549  $         -

9% Convertible Subordinated Debentures due September 2000, interest payable quarterly,
   convertible into the Company's common stock at $6.75 per share............................          1,357        1,787

6% Convertible   Subordinated  Secured  Debentures,   due  February  2002  with semi-annual
   interest payments, convertible into the Company's common stock at $8.10 per share.........            660          720

5% Convertible Subordinated Debentures, due September 2002, interest payable annually,
   convertible into the Company's common stock at $8.25 per share after December 31, 1998....          1,444        1,444

Promissory note bearing interest at 8.5%, due February 2001, principal and interest due and
   payable at maturity or at date of prepayment or acceleration of note (see Note 3).........          2,000            -

Promissory note bearing interest at 7.96%, due February 2002, principal and interest payable
   in 36 monthly payments with final payment due February 2002...............................            771            -

Promissory note bearing interest at 15.3%, due February 2002, principal and interest payable
   in 36 monthly payments with final payment due February 2002...............................            250            -

Promissory note bearing interest at 9.4%, principal and interest due in 5 quarterly payments
   with final payment due February 2000......................................................            160          372

Promissory note bearing interest at 12.24%, principal and interest due in 24 monthly payments
   with final payment due October 1999.......................................................             13          157

Revolving Credit Note with maximum  borrowings of $9.5 million bearing interest, payable  monthly,  at the  bank's  prime rate plus 1%. The note was repaid on
   September 29, 1999 and
   the credit arrangement was subsequently terminated........................................              -        5,098

Other........................................................................................            161          183
                                                                                                 -----------  -----------

Total long-term debt.........................................................................         19,365        9,761

Less current portion.........................................................................         (2,084)        (541)
                                                                                                 -----------  -----------

Long-term debt, net of current portion.......................................................    $    17,281  $     9,220
                                                                                                 ===========  ===========

In January 1999, the Company issued $12.0 million of its 9% Senior Subordinated Convertible Notes (the "Notes"). These Notes were convertible into the Company's common stock with an initial conversion price of $17.00 per share until July 1, 1999 and, thereafter, at the lower of $17.00 per share (the "Initial Conversion Price") and the lowest five-day average closing bid price of the Company's common stock during the 30-day trading period ending one day prior to the applicable conversion date (the "Conversion Price"). Upon issuance of the Notes, the Company's market price of its common stock exceeded the Conversion Price, thereby creating a beneficial conversion feature (the "Note Conversion Benefit"). Accordingly, the Company recorded additional interest expense of $1.2 million, representing the value of the Note Conversion Benefit. The Company recognized this interest expense upon issuance of the convertible notes due to its immediate convertibility. In connection with these Notes, the Company issued to these investors warrants to purchase an aggregate of 300,000 shares of the Company's common stock. These warrants have an exercise price of $17.00 per share and expire in 2003. The fair value of these warrants, based on market value at date of issuance of $4.3 million, is treated as deferred debt issuance costs (see below and note 11).

In April  1999,  as a result of the  Secondary  Offering  (see Note 10),  and in conjunction with an anti-dilution provision associated with the Notes, the Initial Conversion Price was reduced from $17.00 to $16.49 per share. Furthermore, in order to secure three month lock-up agreements from the holders of the Notes in conjunction with the Company's Secondary Offering, the Company entered into a new arrangement with the holders of the Notes to issue all future interest payments, beginning with the third fiscal quarter of 1999, in the form of convertible notes with substantially the same form and features as the original Notes. Therefore, the Company has issued an additional $549,000 in notes, representing interest for the third and fourth quarters of fiscal 1999 (the "Interest Notes"). The issuance of these Interest Notes also resulted in a Note Conversion Benefit. As a result, an additional $294,000 was recognized as interest expense due to this additional Note Conversion Benefit.

Subsequent to the end of the fiscal year, on October 22, 1999, all of the 9% Senior Subordinated Convertible Notes, related Interest Notes and accrued interest were converted into 765,201 shares of the Company's common stock.

In connection with the fiscal 1995 acquisition of MTC, the Company issued $2.9 million of its 9% Convertible Subordinated Debentures due September 2000. These debentures, which may be prepaid in whole or in part at face value, are subordinated to senior indebtedness of the Company and are convertible into the Company's common shares at $6.75 per share. During fiscal 1999, $430,000 of these 9% debentures were converted into 63,720 shares of the Company's common stock. During fiscal 1998, $833,000 of these 9% debentures were converted into 123,377 shares of the Company's common stock.

Also in connection with the fiscal 1995 acquisition of MTC, the Company assumed $1.8 million of 6% Convertible Subordinated Secured Debentures due February 2002. These debentures are convertible into the Company's common stock at $8.10 per share and are subject to redemption at the option of the Company at face value, provided, however, that the Company issues common share purchase warrants to purchase the same number of shares as would have been issuable if the debentures were converted. During fiscal 1999, $60,000 face amount of these debentures were converted into 7,407 shares of the Company's common stock. During fiscal 1998, $60,000 face amount of these Debentures were converted into 7,407 shares of the Company's common stock.

In fiscal 1998, the Company issued $1.4 million principal amount of its 5% Convertible Subordinated Debentures due September 2002 to Mr. R.C.W. Mauran, a beneficial owner of more than 5% of the Company's common stock at the time, in exchange for the assignment to the Company of certain equipment leases and other consideration. After December 31, 1998 the debentures are convertible into common stock of the Company at $8.25 per share.

The Company's scheduled maturities of long-term debt as of September 30, 1999, are as follows (in thousands):

        Year Ending September 30,
           2000...................................    $     2,084
           2001...................................         14,983
           2002...................................          2,298
                                                      -----------
                                                      $    19,365

Of the debt maturing in 2001, $12.5 million was converted in the Company's common stock in October 1999.

Deferred Debt Issuance Costs

The fiscal 1999 costs related to the issuance of new debt, including the value of the warrants issued in connection with such debt, were capitalized and are being amortized to interest expense using the effective interest method over the life of the debt. These debt issuance costs of $2.8 million, net of amortization, are included in other assets in the accompanying consolidated balance sheet as of September 30, 1999.

9.       Commitments and Contingencies

The Company has entered into capital leases for computer equipment and certain other office equipment. Additionally, the Company has entered into operating leases for office space and manufacturing facilities. These operating leases provide for minimum rents and generally include options to renew for additional periods.

Future minimum lease payments under non-cancelable operating leases and capital leases as of September 30, 1999 are as follows (in thousands):

                                                    Operating    Capital Leases
                                                      Leases

     Year ending September 30,
        2000...................................    $     3,333   $     1,910
        2001...................................          3,088         1,396
        2002...................................          2,511           581
        2003...................................          2,542             -
        2004...................................          2,387             -
        2005 and thereafter....................          2,200             -
                                                   -----------   -----------

        Total minimum lease payments...........    $    16,061         3,887
                                                   ===========
        Amount representing interest...........                         (182)
                                                                 -----------

        Present value of minimum capital lease
          obligations..........................                        3,705
        Less current portion...................                       (1,760)
                                                                 -----------

        Non current portion....................                  $     1,945
                                                                 ===========

The Company's rent expense for continuing operations for the years ended September 30, 1999, 1998 and 1997 was $2,690,000, $407,000 and $158,000,
respectively.

In February 1999, the Company entered into a license agreement with Inktomi Corporation ("Inktomi", the "Inktomi Licensing Agreement") allowing the Company rights to install certain Inktomi caching technology into the Company's cable and satellite network infrastructure. The Inktomi Licensing Agreement is valued at $4.0 million for a total of 500 licenses, of which the first $1.0 million was paid with 65,843 shares of the Company's common stock with the remaining amount payable in cash in eight quarterly payments of $375,000. As of September 30, 1999 advance payments totaling $1,875,000 are yet to be paid under this agreement.

As part of the Intellicom Acquisition in February 1999, the Company agreed to pay a demonstration bonus of $1.0 million payable in cash or shares of the Company's stock, at the Company's option, within one year after closing if certain conditions are met. Due to the uncertainty as to whether or not such performance criteria will be met, the Company has not accrued for such contingent consideration. To the extent such conditions are met, the payment will increase intangible assets associated with acquired technology.

10.      Redeemable Convertible Preferred Stock and Common Stock

Redeemable Convertible Preferred Stock

As of September 1999, all of the issued 5% convertible preferred stock had been converted to common stock.

In fiscal 1998, the Company issued three series of its 5% convertible preferred stock (Series A, B and C). In connection with the issuance of the preferred stock, the Company also issued warrants to purchase shares of its common stock. The holders of the preferred stock received dividends at a rate of 5% per annum at the Company's option, in cash or additional shares of the applicable series of preferred stock. Proceeds from the sale of the preferred stock and warrants were used to fund the expenditures incurred in the continuing expansion of the Company's Internet segment, particularly the ISP Channel service, and for general corporate purposes.

The fiscal 1998 and 1999 activity in convertible preferred stock and related warrants is summarized as follows (in thousands, except per share prices):

                                                              Series A           Series B           Series C
                                                         -----------------   -----------------  -----------------
        Date issued..................................        December 1997            May 1998        August 1998
           Gross proceeds............................    $           5,000   $          10,000  $           7,500
           Issuance costs............................                 (400)               (572)              (472)
                                                         -----------------   -----------------  -----------------
           Net proceeds..............................    $           4,600               9,428              7,028
                                                         =================   =================  =================

        Dividends paid:
           Additional preferred shares...............    $             101   $             252  $             125
           Common shares issued upon conversion......                   29                  75                 59
           Cash......................................                   38                  42                 95

        Conversion dates.............................        April 1998 and      February 1999           May 1999
                                                              November 1998
        Shares of common issued upon conversion......                   709                777                847
        Conversion price per share...................       $6.69 and $7.56             $13.20              $9.00

        Warrants issued to preferred stockholders:...
           Shares of common stock....................                   150                200                 94
           Exercise price per share..................                $7.950            $13.750             $9.375
           Expiration date...........................         December 2001           May 2002        August 2002

        Warrants issued to sales agents:
           Shares of common stock....................                    20                 50                 26
           Exercise price per share..................                $6.625            $11.000             $7.500
           Expiration date...........................         December 2000           May 2002        August 2002

In fiscal 1999, the Company incurred a penalty of $498,000, included in other expense in the consolidated statement of operations, as a result of a delay in its ability to register the underlying common stock of the Series C redeemable convertible preferred stock with the Securities and Exchange Commission. This penalty was paid to the holders of the Series C redeemable convertible preferred stock through the issuance of an additional 55,378 shares of common stock.

Common Stock

In February 1999, the Company entered into a license agreement with Inktomi Corporation ("Inktomi", the "Inktomi Licensing Agreement") allowing the Company rights to install certain Inktomi caching technology into the Company's cable and satellite network infrastructure. The Inktomi Licensing Agreement is valued at $4.0 million for a total of 500 licenses, of which the first $1.0 million was paid with 65,843 shares of the Company's common stock and the remaining amount payable in cash in eight subsequent quarterly payments of $375,000. Three quarterly payments totaling $1,125,000 have been paid through September 30, 1999. The Inktomi Licensing Agreement allows the Company to purchase up to 500 additional licenses during the first four years of the agreement. The first licenses were installed in the fourth quarter of fiscal 1999. The remaining prepaid license fees of $2.1 million are presented as other assets on the accompanying consolidated balance sheet as of September 30, 1999.

On April 12, 1999, the Company issued 660,000 shares of common stock to an investor in exchange for $15.0 million in cash and a modification of the affiliate agreement between the Company and Teleponce (see Note 4).

On April 13, 1999, the Company held its Annual Stockholders' Meeting. At this meeting, the following proposals, among others, were approved: (i) an increase in the number of common shares authorized was increased from 25,000,000 to 100,000,000; (ii) the Company's 1998 Stock Incentive Plan under which 3,350,668 shares of common stock were reserved for issuance; (iii) the sale of the Company's document management segment (see Note 5); and (iv) the Company's reincorporation in Delaware.

In April 1999, the Company completed a secondary public offering (the "Secondary Offering"), in which it sold 4,600,000 shares of common stock at $33.00 per share. The Company received $141.5. million in cash, net of underwriting discounts, commissions and other offering costs.

11.      Stock Options and Warrants

1998 Stock Incentive Plan ("1998 Plan")

In October 1998, the Company adopted the 1998 Plan, which the Company's stockholders approved during April 1999. Concurrent with such stockholder approval, all outstanding options under the Company's 1995 Long Term Incentive Plan (the "Incentive Plan") were incorporated into the 1998 Plan, and no further option grants or stock issuances will be made under the Incentive Plan. However, the incorporated options will continue to be governed by their existing terms, unless the Administrator of the 1998 Plan elects to extend one or more features of the 1998 Plan to those options. Stock options granted under the Incentive Plan have an exercise price not less than the fair market value of the option shares on the grant date and generally become exercisable in three successive equal installments over the optionee's period of continued service with the Company. The 1998 Plan provides for the grants of non-statutory and incentive stock option grants, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employees and other individuals. Under the terms of the 1998 Plan, options have a maximum term of ten years from the date of grant. The granted options have various vesting criteria depending on the grantee; however, most grants having a vesting period of four years. A total of 3,350,668 shares are reserved for issuance under the 1998 Plan. In addition, the number of shares of common stock reserved for issuance under the 1998 Plan will automatically be increased on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to four percent of the total number of shares of common stock outstanding on the last trading day of the preceding calendar year, but in no event will any such annual increase exceed 2,000,000 shares, subject to adjustment for subsequent stock splits, stock dividends and similar transactions. As of
September 30, 1999, options for 2,840,458 shares were outstanding, 496,787 shares of common stock were vested and 80,543 shares of common stock remained available for future option grants and other awards.

1999 Supplemental Stock Incentive Plan ("1999 Plan")

The Company's 1999 Plan is an equity incentive program for employees and consultants who are neither officers nor directors of the Company. Awards under the 1999 Plan may, in general, be made in the form of non-statutory stock option grants, stock appreciation rights, restricted stock awards or performance shares. Each stock option grant will have an exercise price not less than the fair market value of the option shares on the grant date and will generally have a vesting period of four years. A total of 750,000 shares of common stock are reserved for issuance under the 1999 Plan. As of September 30, 1999, options for 387,150 shares were outstanding, 5,000 shares of common stock were vested, 362,850 shares of common stock remained available for future option grants and other awards.

Micrographic Technology Corporation Employee Stock Option Plan ("MTC Plan")

The Company's former MTC Plan was an equity incentive program which was established for the employees of Micrographic Technology Corporation. The Company sold Micrographic Technology Corporation on September 30, 1999 (See Note
5). A total of 40,000 shares of common stock were reserved for issuance under the MTC Plan. All options granted under the MTC Plan are designed to qualify as incentive stock options under the federal tax laws. Each granted option became exercisable for the option shares in a series of three successive equal annual installments over the optionee's period of continued service with Micrographic Technology Corporation. As of September 30, 1999, options for 8,295 shares of common stock were outstanding and fully vested and no shares of common stock remained available for future options grants.

Non-Plan Consultant and Employee Stock Options

The Company has granted stock options to certain consultants as partial consideration for services rendered. These options were granted outside of any plan because certain consultants are ineligible to be issued stock options out of plans whose shares are registered with the Securities & Exchange Commission using Form S-8, such as the Company's 1998 and 1999 Plans. As of September 30, 1999, options for 107,500 non-plan consultant options were outstanding and 74,721 were vested. The Company has also granted non-plan employee stock options to certain employees in order to comply with employment offer letter terms not available under the 1998 or 1999 Plans. As of September 30, 1999, options for 49,500 non-plan employee options were outstanding and none of these option shares were vested.

Common Stock Warrants

During fiscal 1999, the Company issued warrants to purchase an aggregate of 303,013 shares of its common stock in association with two separate rounds of financing. Warrants to purchase 300,000 shares were issued in connection with the issuance of the Company's 9% Senior Subordinated Convertible Notes (see Note
8). Additionally, warrants to purchase 3,013 shares were issued in connection with the procurement of a $3 million credit facility.

The fair value of the warrants on the issuance date was estimated using the Black-Scholes option pricing model with the following assumptions: volatility of 108%, risk free interest rate of 4.78%, no dividend yield, and an expected contractual life of four years. The total fair value of $4.3 million has been recorded as deferred debt issuance costs in the accompanying consolidated financial statements and is being amortized to interest expense over the contractual life of the associated debt instruments.

Options and Warrants Outstanding

The following table summarizes the outstanding options and warrants to purchase shares of common stock for the three years ended September 30, 1999:

                                                                                                       Outstanding
                                          Outstanding Options         Outstanding Warrants         Options and Warrants
                                       -----------------------     ---------------------------  --------------------------
                                                      Weighted
                                                       Average                     Weighted                    Weighted
                                                      Exercise                     Average                     Average
                                         Shares         Price        Shares     Exercise Price    Shares    Exercise Price
                                       ----------     --------     ----------   --------------  ----------  --------------
Outstanding as of September 30, 1996      366,167      $  8.30      1,203,400      $  5.16       1,569,567     $  5.89

   Granted.........................       400,000         5.00              -         -            400,000        5.00
   Exercised.......................             -         -          (251,000)        1.75        (251,000)       1.75
   Canceled........................      (283,215)        4.95              -         -           (283,215)       4.95
                                       ----------                  ----------                   ----------

Outstanding as of September 30, 1997      482,952         5.14        952,400         6.06       1,435,352        5.75

   Granted.........................     1,143,533         8.07        576,559        10.32       1,720,092        8.82
   Exercised.......................      (152,540)        5.47       (683,941)        5.81        (836,481)       5.75
   Canceled........................      (103,820)        6.76        (12,619)        2.52        (116,439)       6.30
                                       ----------                  ----------                   ----------

Outstanding as of September 30, 1998    1,370,125         7.42        832,399         9.27       2,202,524        8.12

   Granted.........................     2,618,700        16.68        303,013        17.13       2,921,713       16.73
   Exercised.......................      (440,730)        6.33       (572,064)        9.87      (1,012,794)       8.33
   Canceled........................      (155,192)       13.89        (60,335)        8.72        (215,527)      12.44
                                       ----------                  ----------                   ----------

Outstanding as of September 30, 1999    3,392,903      $ 14.43        503,013      $ 13.38       3,895,916     $ 14.29
                                       ==========                  ==========                   ==========

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

The following table summarizes information regarding stock options outstanding at September 30, 1999:

                                               Outstanding Options                     Vested Options
                                    -------------------------------------------    ------------------------
                                                 Weighted Average   Weighted                    Weighted
                                                    Remaining       Average                      Average
                                                 Contractual Life   Exercise                    Exercise
         Range of Exercise Price      Shares         (Years)          Price          Shares       Price
                                    ----------- ------------------- -----------    ----------- ------------
          $ 4.94     -      $ 6.88     469,842          6.24          $ 6.39          332,006    $ 6.29
            7.19     -        7.38     941,100          9.15            7.37           63,956      7.37
            8.44     -       17.00     700,384          8.81           11.32          155,414     10.35
           17.13     -       23.81     709,927          9.39           20.25           33,427     19.92
           23.88     -       42.75     571,650          9.72           29.21                -      -
                                    ----------                                     ----------
            4.94     -       42.75   3,392,903          8.82          $14.43          584,803     $8.26
                                    ==========                                     ==========

Stock Option Compensation, on a Pro Forma Basis

During fiscal 1997, the Company was required to adopt SFAS No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which encourages entities to adopt a fair value based method of accounting for stock based compensation plans in place of the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer.

As allowed by SFAS 123, the Company will continue to apply the provisions of APB 25 in accounting for its stock based employee compensation arrangements, and will disclose the pro forma net loss and loss per share information in its footnotes as if the fair value method suggested in SFAS 123 had been applied.

Had compensation cost for the Company's stock-based compensation arrangements for employees been determined based on the fair value at grant date for awards in fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                                              Year Ended September 30,
                                                                          1999          1998         1997
                                                                          ----          ----         ----

        Net loss applicable to common shares, as reported..........    $   (50,482) $   (17,345)  $    (2,631)
                                                                       ===========  ===========   ===========

        Net loss applicable to common shares, pro forma............    $   (54,030) $   (18,889)  $    (3,207)
                                                                       ===========  ===========   ===========

        Basic and diluted loss per common share, as reported.......    $     (4.09) $     (2.35)  $     (0.40)
                                                                       ===========  ===========   ===========

        Basic and diluted loss per common share, pro forma.........    $     (4.38) $     (2.56)  $     (0.48)
                                                                       ===========  ===========   ===========


The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions for the years ended September 30:

                                                  Year Ended September 30,
                                                 1999        1998         1997
                                               -------      -------    ---------

        Volatility.......................       85.00%       63.00%       58.00%
        Risk-free interest rate..........        5.74%        5.28%        6.10%
        Dividend yield...................        -            -            -
        Expected lives...................        4            4            4
        Weighted average fair value......     $ 39.81       $ 4.62       $ 4.26

12.      Deferred Compensation

During the period from October 1998 to April 1999, the Company, pursuant to the 1998 Plan, granted to certain employees, pending stockholder approval, an aggregate of 1,618,550 incentive and non-qualified common stock options at a weighted average exercise price of $12.74 per share. Primarily as a result of the adoption of the 1998 Plan (see Note 11), and in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company will recognize a non-cash compensation charge totaling approximately $74.0 million relating to the issuance of these stock options. Although all of the options issued under the 1998 Plan were granted at what was then the fair market value of the Company's common stock on the date of grant, the Company must recognize a non-cash compensation charge for the difference between the various grant prices and $59.875, the closing price of the Company's common stock on the date of stockholder approval of the plan. Accordingly, the Company will record a total charge of approximately $74.0 million, which will be amortized on a straight-line basis as a non-cash compensation expense over the remaining vesting period of such stock options. In 1999, the Company recognized $11.3 million as compensation expense related to these stock options.

Also, in accordance with SFAS 123 the Company recognized deferred compensation charges of approximately $2.1 million with respect to the 140,500 option shares it has issued to certain consultants. These deferred compensation charges are being amortized, on an accelerated basis over the vesting period of such options, in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company has recognized $1.6 million and $27,000 of these charges in 1999 and 1998, respectively.

13.      Related Party Transactions

In fiscal 1998, the Company issued $1,443,750 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002 to Mr. R. C. W. Mauran, a beneficial owner of more than 5% of the Company's common stock at the time, in exchange for the assignment to the Company of certain equipment leases and other consideration. The debentures are convertible into common stock of the Company, at $8.25 per share, after December 31, 1998.

14.      Income Taxes

The Company made no provision for income taxes for the Company's continuing businesses due to losses incurred.

The tax effects of the components of deferred taxes are as follows (in thousands):

                               As of September 30,
                                                         1999         1998

        Inventory and other operating reserves....    $       562  $       352
        Allowance for doubtful accounts...........            234          282
        Unpaid accruals...........................            175          509
        Deferred revenue..........................             26          303
        Other.....................................           (108)         (17)
        Net operating loss carryforward...........         21,576        5,848
                                                      -----------  -----------

        Total deferred tax asset..................         22,465        7,277
        Valuation allowance.......................        (22,465)      (7,277)
                                                      -----------  -----------

        Net deferred tax asset....................    $         -  $         -
                                                      ===========  ===========


The Company has established a valuation allowance for the portion of the deferred tax assets for which realization is uncertain. The valuation allowance for deferred tax assets as of September 30, 1999 and 1998 was $22,465,000 and $7,277,000, respectively. The change in valuation allowance for the years ended September 30, 1999 and 1998 was $15,188,000 and $4,119,000, respectively.

The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $65,000,000 and $26,000,000, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire in fiscal years 2000 to 2019. The state net operating loss carryforwards expire in fiscal years 2000 to 2004.

For the year ended September 30, 1999, $8,300,000 of the net operating loss related to stock option exercises; these will be charged to equity, for tax purposes, when utilized.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. For tax purposes, the acquisition and disposition of certain subsidiaries has triggered Section 382 ownership changes and, as a result, utilization of the net operating losses will be subject to an annual limitation in future years.

15.      Supplemental Cash Flow Information

                                                                                           Year Ended September 30,
                                                                                       1999         1998          1997
                                                                                       ----         ----          ----
                                                                                               (in thousands)

Cash paid during the year for:
   Interest.....................................................................    $     1,093  $     1,013   $      960
   Income taxes.................................................................              -            -            -

Non-cash investing and financing activities:
   Acquisition of Intelligent Communications, Inc. -
     Equity consideration.......................................................          7,469            -            -
     Business acquisition liability.............................................          3,500            -            -
     Debt consideration.........................................................          3,000            -            -
     Debt acquired..............................................................            600            -            -
   Disposal of telecommunications segment -
     Notes receivable received..................................................          4,500            -            -
     Shares of purchaser received...............................................            498            -            -
   Common stock issued for-
     Conversion of redeemable convertible preferred stock.......................         18,254        1,666            -
     Conversion of subordinated notes...........................................            490        1,118          387
     Repayment of short-term debt...............................................            190            -            -
     Payment of acquisition costs...............................................              -            -           44
     Payment of prepaid license fees............................................          1,000            -            -
     Payment of cable affiliate launch incentives...............................            337            -            -
   Value assigned to common stock warrants issued upon the issuance of -
     Long-term debt.............................................................          4,334            -            -
   Redeemable convertible preferred stock.......................................              -        1,612            -
   Value assigned to intangible assets in connection with common stock issued for
     cable affiliate launch incentives..........................................          8,925            -            -
   Value assigned to conversion feature of new debt.............................          1,529            -            -
   Equipment acquired by capital lease..........................................          4,239          965            -
   Deferred compensation associated with the issuance of common stock options...         76,092            -            -
   Preferred dividends paid with the issuance of -
     Additional redeemable convertible preferred stock..........................            221          257            -
     Common stock...............................................................            157            6            -
   Unrealized loss on short-term investments....................................            315            -            -
   Convertible debt issued for acquisition of equipment leases..................              -        1,444            -
   Note received in sale of a portion of CDI's operations.......................              -            -          209


16.      Segment Information

The Company operates principally in two business segments: (i) cable-based Internet services through its wholly-owned subsidiary, ISP Channel, and (ii) satellite-based Internet services through its wholly-owned subsidiary, Intellicom. The Company entered the Internet business in June 1996 with the purchase of the Internet services business and only began offering cable-based Internet services in the fourth quarter of fiscal 1997. In February 1999, the Company completed the purchase of Intellicom and its operating results are included since it was acquired. See Note 5 for information for the discontinued operations. Segment information for continuing operations as of and for the years ended September 30, is as follows (in thousands):


                                                                              Year Ended September 30,
                                                                          1999          1998         1997
                                                                       -----------  -----------   -----------
           Internet Services - cable based.........................    $     2,550  $     1,018   $     1,008
           Internet Services - satellite based.....................          1,585            -             -
                                                                       -----------  -----------   -----------
                                                                       $     4,135  $     1,018   $     1,008
                                                                       ===========  ===========   ===========

        Loss from continuing operations before income taxes:
           Internet Services - cable based.........................    $   (25,492) $    (8,272)  $    (1,152)
           Internet Services - satellite based.....................         (3,150)           -             -
           Corporate...............................................         (7,066)           -             -
           Compensations expense related to stock options..........        (12,934)         (27)            -
           Other...................................................         (2,724)      (2,978)       (2,304)
                                                                       -----------  -----------   -----------
                                                                       $   (51,366) $   (11,277)  $    (3,456)
                                                                       ===========  ===========   ===========

        Depreciation and Amortization Expense:
           Internet Services - cable based.........................    $     4,352  $       921   $       459
           Internet Services - satellite based.....................          1,713            -             -
           Corporate...............................................            125           84            76
                                                                       -----------  -----------   -----------

                                                                       $     6,190  $     1,005   $       535
                                                                       ===========  ===========   ===========

                                                                                As of September 30,
                                                                          1999          1998         1997
                                                                       -----------  -----------   -----------
        Identifiable Assets:
           Internet Services - cable based.........................    $    38,645  $     7,443   $     1,364
           Internet Services - satellite based.....................         16,410            -             -
           Corporate...............................................        150,769       13,252           473
           Discontinued Businesses.................................              -        8,930        22,540
                                                                       -----------  -----------   -----------
                                                                       $   205,824  $    29,625   $    24,377
                                                                       ===========  ===========   ===========

        Capital Expenditures:
           Internet Services - cable based.........................    $    16,813  $     5,014   $       362
           Internet Services - satellite based.....................            767            -             -
           Corporate...............................................          2,162            2            11
                                                                       -----------  -----------   -----------
                                                                       $    19,742  $     5,015   $       373
                                                                       ===========  ===========   ===========

17. Subsequent Events

On October 22, 1999, all of the outstanding 9% Senior Subordinated Convertible Notes, related Interest Notes and accrued interest were converted into 765,201 shares of the Company's common stock.

In connection with the sale of the telecommunications segment, various notes from the purchaser were received as part of purchase price. Subsequent to the end of the fiscal year, in November 1999, the Second Convergent Note in the amount of $1 million was prepaid by Convergent in full. (See Note 5)

In November, the Company entered into definitive agreements with Mediacom LLC. Under the agreements, the Company will issue to Mediacom an aggregate 3.5 million shares of common stock in exchange for Mediacom entering into an affiliate agreement of up to 10 years, but with a 5 year minimum, with ISP Channel that provides for Mediacom delivering to ISP Channel 900,000 two-way upgraded homes passed on a minimum schedule of 150,000 homes every 6 months over the first three years of the contract. In the event that Mediacom fails to deliver the agreed number of homes within the contractual time period, a portion of the stock issued to Mediacom will be returned to the Company. In the event that Mediacom acquires or upgrades more than 900,000 two-way homes, then both parties are obligated to extend the original agreement on similar terms for such incremental homes subject to a cap on the total aggregate number of shares that the Company is obligated to issue to Mediacom. In addition, Mediacom gained the right to nominate one member to the Company's board of directors.

(Unaudited)

In December 1999, the Company completed a private placement to Pacific Century Cyberworks ("Pacific Century") of 5 million shares of the Company's common stock for $129 million and, at the same time, Pacific Century agreed to form a joint venture with the Company to provide certain services relating to cable-based Internet access throughout up to 63 countries in Asia. As a result of the Pacific Century placement, Pacific Century will have the right to appoint two directors to the Company's board of directors.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On July 7, 1999, we filed a current report on Form 8-K regarding our dismissal of PricewaterhouseCoopers LLP as our independent accountants and the engagement of KPMG LLP as our independent accountants, which is hereby incorporated herein by reference.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

The information required by this Item is set forth in registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act", which information is hereby incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is set forth in registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Board of Directors", which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Beneficial Security Ownership of Management and Certain Beneficial Owners", which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is set forth in registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions", which information is hereby incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  Financial Statements and Exhibits:

     (1) Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

                                                                            Page

         Report of Independent Accountants KPMG LLP........................  47
         Report of Independent Accountants PricewaterhouseCoopers LLP......  48
         Consolidated Balance Sheets as of September 30, 1999 and 1998.....  49
         Consolidated Statements of Operations for the three years
            ended September 30, 1999.......................................  50
         Consolidated Statements of Shareholders' Equity (Deficit)
            for the three years ended September 30, 1999...................  51

         Consolidated Statements of Cash Flows for the
            three years ended September 30, 1999...........................  52
         Notes to Consolidated Financial Statements....................... 53-71

     (2) Financial Statement Schedule. The following schedules for the three years ended September 30, 1999 are submitted herewith:

         Schedule II - Valuation and Qualifying Accounts.................... 79

         All other schedules are omitted due to the required information is not applicable or is shown in the financial statements or notes thereto.

     (3) Exhibits.  See Index to Exhibits included in this
         Form 10-K on pages 76 to 78.

(b)  Reports on Form 8-K:
         Current report on Form 8-K filed with the Commission on July 7, 1999 Current report on Form 8-K filed with the Commission on July 20, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.

/s/ Douglas S. Sinclair
----------------------
Douglas S. Sinclair
Chief Financial Officer


/s/ Susan Dolce
----------------------
Susan Dolce
Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date


/s/ Lawrence B. Brilliant
--------------------------
Dr. Lawrence B. Brilliant         Chairman of the Board       December 28, 1999
                                 of Directors Directors
                              and Chief Executive Officer

/s/ Ronald I. Simon
--------------------------
Ronald I. Simon                    Vice Chairman of           December 28, 1999
                               the Board of   Directors


/s/ Garrett J. Girvan
--------------------------
Garrett J. Girvan               Chief Operating Officer       December 28, 1999


/s/ Ian B. Aaron
--------------------------
Ian B. Aaron                      President, Director         December 28, 1999


/s/ Edward A. Bennett
--------------------------
Edward A. Bennett                      Director               December 28, 1999


/s/ Sean P. Doherty
--------------------------
Sean P. Doherty                        Director               December 28, 1999


/s/ Robert C. Harris, Jr.
--------------------------
Robert C. Harris, Jr.                  Director               December 28, 1999

                     SoftNet Systems, Inc. and Subsidiaries
                                Index to Exhibits
                                  Item 14(a)(3)

Exhibit No.
                             Description of Document

        2.1 Agreement and Plan of Reorganization, dated as of November 22, 1998, by and among SoftNet, Acquisition Sub and Intellicom. Incorporated by reference to the Company's Current Report on Form 8-K, dated February 24, 1999.

        2.2 First Amendment and Waiver of Agreement and Plan of Reorganization, dated as of December 23, 1998, by and among SoftNet, Acquisition Sub, Intellicom and the Principal Stockholders. Incorporated by reference to the Company's Current Report on Form 8-K, dated February 24, 1999.

        2.3 Second Amendment and Waiver of Agreement and Plan of Reorganization, dated as of February 5, 1999, by and among SoftNet, Acquisition Sub, Intellicom and the Principal Stockholders. Incorporated by reference to the Company's Current Report on Form 8-K, dated February 24, 1999.

        2.4 Asset Purchase Agreement, dated as of February 4, 1999, by and between the Meachim & Raines Partnership and Intellicom. Incorporated by reference to the Company's Current Report on Form 8-K, dated February 24, 1999.

        2.5 Asset Purchase Agreement, dated as of February 12, 1999, by and between Convergent and KCI. Incorporated by reference to the Company's Current Report on Form 8-K, dated February 26, 1999.

        2.6 Agreement and Plan of Merger, dated as of September 19, 1999, by and among SoftNet Systems, Inc., Micrographic Technology Corporation, Global Information Distribution GmbH and Micrographic Acquisition Corp. Incorporated by reference to the Company's Current Report on Form 8-K, dated October 15, 1999.

        3.1  Amended  and  Restated   Certificate   of   Incorporation   of  the
             Registrant. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

        3.2 By-Laws of the Company. Incorporated by reference to the Company's Registration Statement on Form S-3/A dated April 22, 1999.

        4.1 Form of Indenture between SoftNet Systems, Inc. and U.S. Trust Company of California, as Trustee, including Form of Note, relating to the 9% Debentures. Incorporated by reference to exhibit 4.2 to the Company's Registration Statement on Form S-4.

       10.1  SoftNet Systems,  Inc.  1995 Long  Term Incentive Plan Incorporated
             by reference to exhibit 10.3 to  the   Company's  Annual  Report on
             Form 10-KSB for the year ended September 30, 1995.

       10.2 SoftNet Systems, Inc. 1998 Stock Incentive Plan. Incorporated by reference to exhibit 99.1 to the Company's Registration Statement on Form S-8, dated May 10, 1999.

       10.3  SoftNet  Systems,   Inc. 1999  Supplemental  Stock  Incentive Plan.
             Incorporated  by  reference   to  exhibit  99.1  to  the  Company's
             Registration Statement on Form S-8, dated June 8, 1999.

       10.4 Form of SoftNet Systems, Inc. 9% Convertible Subordinated Debentures due 2000. Incorporated by reference to exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

       10.5 $660,000 principal amount of Micrographic Technology Corporation 6% Convertible Subordinated Secured Debentures due 2002 to R.C.W. Mauran. Incorporated by reference to exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

       10.6 Form of SoftNet Systems, Inc. Common Stock Purchase Warrant. Incorporated by reference to exhibit 10.39 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

       10.7  Form of  SoftNet  Systems, Inc.   Promissory Note.  Incorporated by
             reference to exhibit 10.40 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

       10.8  Form  of  SoftNet   Systems,   Inc.   Note   Extension   Agreement.
             Incorporated by reference to exhibit 10.41 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

       10.9 Form of SoftNet Systems, Inc. Warrant to Purchase Common Stock granted to holders of SoftNet Systems, Inc. Promissory Notes. Incorporated by reference to exhibit 10.42 to the Company's Annual Report on Form10-KSB for the year ended September 30, 1995.

      10.10 Form of Common Stock Purchase Warrant Certificate issued to purchasers of the Series A Preferred Stock, dated December 31, 1997. Incorporated by reference to the Company's Form 8-K, dated January 12, 1998.

      10.11 Form of Common Stock Purchase Warrant Certificate issued to assignees of Shoreline Pacific Institutional Finance, dated December 31, 1997 (Series A). Incorporated by reference to the Company's Form 8-K, dated January 12, 1998.

      10.12 List of recipients of Common Stock Purchase Warrants issued in connection with Series A Preferred Stock transaction. Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-65593).

      10.13 Form of Common Stock Purchase Warrant Certificate issued to purchasers of the Series B Preferred Stock, dated May 28, 1998. Incorporated by reference to the Company's Registration Statement on Form S-3 (No.333-57337).

      10.14 Form of Common Stock Purchase Warrant Certificate issued to assignees of Shoreline Pacific Institutional Finance, dated May 28, 1998 (Series B). Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-57337).

      10.15 List of recipients of Common Stock Purchase Warrants issued in connection with Series B Preferred Stock transaction. Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-65593).

      10.16  Common   Stock   Purchase   Warrant   Certificate   issued  to  RGC
             International Investors, LDC dated August 31,1998 (Series C). Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-65593).

      10.17 Common Stock Purchase Warrant Certificate issued to Shoreline Pacific Equity, Ltd. dated August 31, 1998 (Series C). Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-65593).

      10.18 Common Stock Purchase Warrant Certificate issued to Steven M. Lamar dated August 31, 1998 (Series C). Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-65593).

      10.19 Securities Purchase Agreement dated as of January 12, 1999, by and among the Company and the Buyers listed therein. Incorporated by reference to exhibit 10.38 to the Company's Current Report on Form 8-K, dated January 26, 1999.

      10.20 Registration Rights Agreement dated as of January 12, 1999 by and among the Company and the Buyers listed therein. Incorporated by reference to the Company's Current Report on Form 8-K dated January 26, 1999.

      10.21 Form of Warrant to purchase shares of Common Stock, dated as of January 12, 1999, issued by the Company to each of the Buyers listed therein. Incorporation by reference to the Company's Current Report on Form 8-K dated January 26, 1999.

      10.22 Stock Purchase Agreement dated April 12, 1999 between SoftNet Systems, Inc. and Hector R. Gonzalez. Incorporated by reference to the Company's Current Report on Form 8-K, dated April 27, 1999.

      10.23 Registration Rights Agreement dated April 12, 1999 between SoftNet Systems, Inc. and Hector R. Gonzales. Incorporated by reference to the Company's Current Report on Form 8-K, dated April 27, 1999.

      10.24 Stock Purchase Agreement by and between SoftNet Systems, Inc and Pacific Century Cyberworks Limited, dated October 12, 1999. Incorporated by reference to the Company's Form 8-K, dated October 21, 1999.

      10.25 Stock Purchase Agreement by and between SoftNet Systems, Inc. and Mediacom, LLC, dated November 4, 1999.

      10.26 Registration Rights Agreement by and between SoftNet Systems, Inc. and Mediacom, LLC, dated November 4, 1999.

      10.27  Stockholder  Agreement  by and  between SoftNet  Systems,  Inc, and
             Mediacom,  LLC,   date November 4, 1999.

      10.28  Letter confirming employment  of  Dr. Lawrence B. Brilliant,  dated
             April 7, 1998.  Incorporated   by  reference to the Company's  Form
             10-Q for the quarter ended June 30, 1998.

       16.1 Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission re: change in the Registrant's certifying accountant dated July 6, 1999. Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 1999.

         21  Subsidiaries

       23.1  Report of Independent Accounts on Schedule and Consent of KPMG LLP

       23.2  Consent of PricewaterhouseCoopers LLP

         27  Financial Data Schedule

                     SoftNet Systems, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                                 (In thousands)

                                                                   Charged to    Charged to
                                                     Balance at      Costs         Other                       Balance at
                                                     Beginning        and         Accounts      Deductions       End of
                   Description                       of Period      Expenses      Describe       Describe        Period
-----------------------------------------------     ------------  ------------  ------------  --------------   -----------
Allowance for Doubtful Accounts:
   Year ended September 30, 1999...............     $         56  $        298  $    313 (a)  $      334 (b)    $      333
   Year ended September 30, 1998...............               74           131         -             149 (b)            56
   Year ended September 30, 1997...............                -            74         -               -                74

Valuation Allowance on Deferred Tax Asset:
   Year ended September 30, 1999...............     $      7,277  $     15,188  $       -     $        -        $   22,465
   Year ended September 30, 1998...............            3,158         4,119          -              -             7,277
   Year ended September 30, 1997...............            4,246        (1,088)         -              -             3,158

----------------------------------------------------------------------
(a) Reserve acquired related to Intelligent Communications, Inc. acquisition.
(b) Amounts written off, net of recoveries.