Form 10-Q
period 1999-12-31
SOFTNET SYSTEMS INC
filed 2000-02-14
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No.: 1-5270

                              SOFTNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 11-1817252
   --------------------------------        ---------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

650 Townsend Street, Suite 225, San Francisco, CA          94103
-------------------------------------------------      --------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (415) 365-2500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at January 31, 2000
  -------------------------------             --------------------------------
         Common stock, par                                26,717,707
       value $.01 per share

                     SoftNet Systems, Inc. and Subsidiaries
                                      Index

PART I - FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 1999
         and September 30, 1999                                             2

         Condensed Consolidated Statements of Operations for the three
         months ended December 31, 1999 and 1998                            3

         Condensed Consolidated Statements of Cash Flows for the three
         months ended December 31, 1999 and 1998                            4

         Notes to Condensed Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8

Item 3   Quantitative and Qualitative Disclosures About Market Risk        14

PART II- OTHER INFORMATION

Item 1   Legal Proceedings                                                 15

Item 2   Changes in Securities                                             15

Item 3   Defaults Upon Senior Securities                                   15

Item 4   Submission of Matters to a Vote of Security Holders               15

Item 5   Other Information                                                 16

Item 6   Exhibits and Reports on Form 8-K                                  33

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SoftNet Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                  December 31,     September 30,
                                                        1999             1999
                                                        ----             ----

                                       ASSETS
Current assets:
   Cash and cash equivalents.......................   $  174,351    $   89,499
   Short-term investments..........................       76,576        52,586
   Accounts receivable, net........................        1,150           935
   Notes receivable................................            -         1,000
   Inventory.......................................        2,244         1,991
   Other current assets............................        2,157         1,776
                                                      ----------    ----------

Total current assets...............................      256,478       147,787

Restricted cash....................................          922           922
Property and equipment, net........................       33,305        26,743
Acquired technology and other intangibles, net.....       32,076        24,500
Other assets.......................................        6,542         5,872
                                                      ----------    ----------

                                                      $  329,323    $  205,824
                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses...........   $    9,212    $   15,545
   Current portion of long-term debt...............        2,916         2,084
   Current portion of capital lease obligation.....        3,813         1,760
                                                      ----------    ----------

Total current liabilities..........................       15,941        19,389

Long-term debt, net of current portion.............        6,820        17,281
Capital lease obligation, net of current portion...        5,457         1,945
Business acquisition liability.....................        3,500         3,500

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,970,000
     shares designated, no shares issued and
     outstanding...................................            -             -
   Common stock, $0.01 par value, 100,000,000
     shares authorized; 26,664,358 and 17,225,523
     shares issued and outstanding, respectively...          235           172
   Additional paid in capital......................      475,533       327,445
   Deferred stock compensation.....................      (57,025)      (63,346)
   Accumulated other comprehensive loss............         (273)         (315)
   Accumulated deficit.............................     (120,865)     (100,247)
                                                      -----------   ----------

Total stockholders' equity.........................      297,605       163,709
                                                      ----------    ----------

                                                      $  329,323    $  205,824
                                                      ==========    ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended December 31,
                                                     1999             1998
                                                     ----             ----

Net sales.........................................   $    1,276    $     444
Cost of sales.....................................        1,510          407
                                                     ----------    ---------
   Gross profit (loss)............................         (234)          37
                                                     ----------    ---------
Operating expenses:
   Selling and marketing (exclusive of
     non-cash compensation expense of
     $1,388 for 1999 and no expense
     for 1998)....................................        5,546        2,008
   Engineering (exclusive of non-cash
     compensation expense of $891 for
     1999 and no expense for 1998)................        4,121          739
   General and administrative (exclusive
     of non-cash compensation expense
     of $3,885 for 1999 and $32 for 1998).........        3,350        1,864
   Depreciation...................................        1,915          399
   Amortization...................................        1,055          711
   Compensation related to stock options..........        6,164           32
                                                     ----------    ---------
Total operating expenses..........................       22,151        5,753
                                                     ----------    ---------
Loss from continuing operations before
   other income (expense), income taxes
   and discontinued operations, net of tax........      (22,385)      (5,716)

Other income (expense):
   Interest expense...............................         (366)        (519)
   Interest income................................        2,142          153
   Other expense, net.............................           (9)          (3)
                                                     ----------    ---------
Loss from continuing operations before
   income taxes and discontinued
   operations, net of tax.........................      (20,618)      (6,085)

Provision for income taxes........................            -            -
                                                     ----------    ---------
Loss from continuing operations...................      (20,618)      (6,085)

Loss from discontinued
   operations, net of tax.........................            -         (138)
                                                     ----------    ---------
Net loss..........................................      (20,618)      (6,223)

Preferred dividends...............................            -         (243)
                                                     ----------    ---------
Net loss applicable to common shares..............   $  (20,618)   $  (6,466)
                                                     ==========    =========

Basic and diluted loss per common share:
   Loss from continuing operations................   $    (1.08)   $   (0.72)

   Loss from discontinued operations..............            -        (0.02)

   Preferred dividends............................            -        (0.03)
                                                     -----------------------
   Net loss applicable to common shares...........   $    (1.08)   $   (0.77)
                                                     ==========    =========
Shares used to compute basic and diluted
   loss per common share..........................       19,164        8,374
                                                     ==========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                 Three Months Ended December 31,
                                                           1999          1998
                                                      ------------   ----------

Cash flows from operating activities:
   Net loss........................................   $   (20,618)   $   (6,223)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Loss from discontinued operations.............             -           137
     Depreciation and amortization.................         2,970         1,110
     Amortization of deferred stock
       compensation................................         6,164            32
     Amortization of deferred debt
       issuance costs..............................            37             -
     Interest paid with additional
       convertible notes...........................            69             -
     Provision for doubtful accounts...............            67            50
     Provision for inventory losses................            25             -
     Changes in operating assets and
       liabilities (net of effect of
       acquisitions and
       discontinued operations):
         Increase in accounts
           receivable, net.........................          (282)         (200)
         Increase in inventory.....................          (278)         (173)
         Increase in other current assets..........          (381)         (824)
         Increase (decrease) in accounts
           payable and accrued expenses............        (6,332)        1,349
                                                      ------------   ----------

Net cash used in operating activities of
    continuing operations..........................       (18,559)       (4,742)
                                                      -----------    ----------

Net cash provided by operating activities
    of discontinued operations.....................             -           652
                                                      -----------    ----------

Cash flows from investing activities:
   Purchase of short-term investments..............       (23,948)            -
   Purchase of property and equipment..............        (2,298)       (3,114)
   Payment received on note receivable.............         1,000             -
   Acquired technology and other
     intangibles...................................          (100)            -
   Other assets....................................        (3,404)         (100)
                                                      -----------    ----------

Net cash used in investing activities of
    continuing operations..........................       (28,750)       (3,214)
                                                      -----------    ----------

Net cash provided by investing activities
    of discontinued operations.....................             -            18
                                                      -----------    ----------

Cash flows from financing activities:
   Proceeds from issuance of long-term
     debt, net of deferred financing costs.........         3,218             -
   Borrowings under revolving
     credit facility...............................             -         8,697
   Payments under revolving
     credit facility...............................             -        (9,030)
   Additional costs of issuance of
     redeemable convertible preferred stock........             -           (54)
   Proceeds from sale of common stock,
     net of selling costs..........................       128,750             -
   Proceeds from exercise of warrants..............           280           190
   Proceeds from exercise of options...............           826             -
   Principal payments of long-term debt............          (298)          (45)
   Principal payments of capital
     lease obligations.............................          (615)         (240)
                                                      -----------    ----------

Net cash provided by (used in) financing
    activities of continuing operations............       132,161          (482)
                                                      -----------    -----------

Net cash used in financing activities of
    discontinued operations........................             -          (407)
                                                      -----------    ----------

Net increase (decrease) in cash and
    cash equivalents...............................        84,852        (8,175)
Cash and cash equivalents,
    beginning of period............................        89,499        12,504
                                                      -----------    ----------

Cash and cash equivalents,
    end of period..................................   $   174,351    $    4,329
                                                      ===========    ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended December 31, 1999 and 1998.

SoftNet Systems, Inc.'s annual report on Form 10-K for the fiscal year ended September 30, 1999, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 1999 was derived from SoftNet Systems, Inc. and Subsidiaries (the "Company") audited consolidated financial statements.

The results of operations for the three months ended December 31, 1999 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements for the three months ended December 31, 1998 have been restated for the effects of the discontinued operations of the document management segment.

2.       Notes Receivable

During November 1999, Convergent Communications Services, Inc. paid the Second Convergent Note in the amount of $1,000,000.

3.       Long-Term Debt and Debt Issuance Costs

On October 22, 1999, all of the 9% Senior Subordinated Convertible Notes, related interest notes resulting from the Secondary Offering and accrued interest, net of unamortized debt issuance costs of $2,732,000, were converted into 765,201 shares of the Company's common stock valued at $9,886,000.

On December 30, 1999, the Company issued a promissory note to Finova Capital Corporation for $3,218,000. The promissory note bears interest at 15.26%, and is payable in 36 monthly installments of $110,000, consisting of principal and interest, with the final payment due November 30, 2002.

Long-term debt is summarized as follows (in thousands):

                                                December 31,     September 30,
                                                    1999              1999
                                                    ----              ----

       Senior subordinated convertible notes   $            -    $       12,549
       Convertible subordinated debentures              3,461    $        3,461
       Promissory notes                                 6,114             3,194
       Other                                              161               161
                                               --------------    --------------

                                                        9,736            19,365
       Less current portion                            (2,916)           (2,084)
                                               --------------    --------------

                                               $        6,820    $       17,281
                                               ==============    ==============

4.       Common Stock

On November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). Under the terms of the Affiliate Agreement, Mediacom agrees to use the Company's wholly owned subsidiary, ISP Channel, Inc. ("ISP Channel"), as the exclusive provider of Internet access to customers passed by Mediacom's cable television systems for 10 years, with an option for Mediacom to terminate the Affiliate Agreement at 5 years. In exchange for the signing of the Affiliate Agreement by Mediacom, the Company issued a total of 3,500,000 common stock shares, consisting of 350,000 unrestricted common stock shares and 3,150,000 restricted common stock shares. The conversion of the 3,150,000 restricted common stock shares to unrestricted common stock shares is contingent upon Mediacom fulfilling the requirements of the Stockholder Agreement. Under the terms of the Stockholder Agreement, Mediacom is required to deliver 900,000 two-way capable homes passed in groups of at least 150,000 homes every 6 months commencing May 4, 2000, and upon delivery of each group of 150,000 homes passed, 525,000 restricted common stock shares become unrestricted. In the event
Mediacom fails to make available for ISP Channel services the 150,000 homes passed within one year of any applicable delivery date, then Mediacom is required to return 525,000 restricted common stock shares to the Company. In the event Mediacom delivers more than 900,000 two-way capable homes passed, the Stock Purchase Agreement requires the Company to issue additional common stock shares based on the calculation used for the original 900,000 two-way capable homes passed. Additionally, Mediacom gained the right to nominate one member to the Company's board of directors. The cable affiliate launch incentive resulting from the issuance of the 350,000 unrestricted common stock shares on November 4, 1999 is valued at $8,531,000, and is being amortized on a straight-line basis over the five year minimum life of the Affiliation Agreement. No value has been assigned to the 3,150,000 restricted common stock shares due to the requirement for Mediacom to earn the shares by delivering 900,000 two-way capable homes passed in groups of at least 150,000 homes every 6 months commencing May 4, 2000. The 3,150,000 restricted common stock shares will be valued and recorded as cable affiliate launch incentive upon conversion to unrestricted common stock shares. Additionally, upon conversion of restricted common stock shares to unrestricted common stock shares, the cable launch incentive will be amortized on a straight-line basis over the remaining minimum life of the Affiliation Agreement.

On October 12, 1999, the Company entered into memorandum of understanding with Pacific Century CyberWorks Limited ("Pacific Century") to form a joint venture, Pacific Century SoftNet, to market products and services to cable operators in 50 countries throughout Asia. On December 13, 1999 in conjunction with this joint venture, the Company completed a private placement of 5,000,000 common stock shares for $128,750,000 to Pacific Century, and entitled Pacific Century to designate two persons for election to the Board of Directors. The Company is in the process of drafting definitive agreements and establishing the strategy, business plan and operational processes of this joint venture. As of December 31, 1999, the $128,750,000 is reflected in cash and cash equivalents.

5.       Supplemental Cash Flow Information

The supplemental cash flow information is as follows (in thousands):

                                                               Three Months
                                                            Ended December 31,
                                                            1999         1998
                                                          --------     --------
Cash paid during the period for:
   Interest............................................  $     349    $      246
   Income taxes........................................          -             -

Non-cash investing and financing activities:
   Common stock issued for-
     Conversion of redeemable convertible
        preferred stock................................          -         2,600
     Conversion of subordinated notes..................      9,886             -
   Value assigned to intangible assets
     in connection with common stock issued
     for cable affiliate launch incentives.............      8,531             -
   Value assigned to conversion feature of new debt....         35             -
   Equipment acquired by capital lease.................      6,179           717
   Deferred compensation associated with the
     issuance of common stock options..................        157           146
   Preferred dividends paid with the issuance of -
     Additional redeemable convertible preferred stock.          -           221
     Common stock......................................          -            22
   Unrealized loss on short-term investments...........         42             -

6.       Segment Information

The Company operates principally in two business segments: (i) cable-based Internet services through its wholly owned subsidiary, ISP Channel and (ii) satellite-based Internet services through its wholly owned subsidiary, Intelligent Communications, Inc. ("Intellicom"). The Company entered the Internet business in June 1996 with the purchase of the Internet services business and only began offering cable-based Internet services in the fourth quarter of fiscal 1997. In February 1999, the Company completed the purchase of Intellicom and its operating results are included since it was acquired. Segment information for continuing operations as of and for the three months ended December 31, is as follows (in thousands):

                                                 Three Months Ended December 31,
                                                          1999           1998
                                                      -----------     ---------

  Net Sales:
     Internet Services - cable based..............    $       958     $     444
     Internet Services - satellite based..........            318             -
                                                      -----------     ---------

                                                      $     1,276     $     444
                                                      ===========     =========

  Loss from  continuing  operations
     before  income taxes and  discontinued
     operations, net of tax:
     Internet Services - cable based..............    $   (11,078)    $  (4,335)
     Internet Services - satellite based..........         (2,268)            -
     Corporate....................................         (2,875)       (1,349)
     Compensations expense related to
        stock options.............................         (6,164)          (32)
     Other........................................          1,767          (369)
                                                      -----------     ---------

                                                      $   (20,618)    $  (6,085)
                                                      ===========     =========


7.       Subsequent Events

On February 8, 2000, the Company entered into an agreement to purchase Laptop Lane, Ltd. for 1,000,000 common stock shares and the assumption of $3.5 million in debt. Additionally, in connection with acquisition, the Company has agreed to provide up to $6,500,000 in working capital to Laptop Lane, Ltd. under a secured promissory note prior to the close of the transaction. As of February 10, 2000, the Company has funded $4,000,000 of this working capital.

In connection with the Company's proposed purchase of Laptop Lane, Ltd., the Company announced on February 9, 2000 that it, together with CMGI, Inc. and Compaq Computer Corporation, will provide equity funding and services to a new initiative called SoftNet Zone, contingent on completing the Laptop Lane, Ltd. acquisition and other customary closing conditions. In addition to its contribution of funding and services, the Company also announced that it plans to contribute its interest in Laptop Lane, Ltd. to this new venture. It is the Company's intention to maintain a majority interest in SoftNet Zone. The proposed strategy of SoftNet Zone is to offer mobile computing and Internet services, both wired and wireless, to global business travelers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results of SoftNet Systems, Inc. and its subsidiaries could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Operating Results" as set forth in the Company's annual report on Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this quarterly report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause our actual results for fiscal 2000 and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by us, or on our behalf. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission and our Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report. The Company's fiscal year ends on September 30 of each year and the first quarter of the fiscal year ends December
31. "Fiscal 2000" refers to the twelve months ended September 30, 2000 with comparable references for other twelve month periods ending September 30.

Overview

The Company currently operates through two subsidiaries. The first, ISP Channel, Inc. ("ISP Channel") is a leading provider of high speed Internet access over cable to both residential and commercial customers while the second, Intelligent Communications, Inc. ("Intellicom"), provides two-way broadband satellite connectivity utilizing very small aperture terminal ("VSAT") technology to a wide variety of business customers, the majority of whom are rural Internet service providers ("ISPs"), which use Intellicom's service to connect from remote points of presence, through Intellicom's network operations center in Livermore, California, to the Internet. ISP Channel is currently one of Intellicom's larger customers and, as of December 31, 1999, 34 of the 73 systems deployed by ISP Channel, utilized Intellicom's service in preference to terrestrial lines such as T1s.

The revenue for ISP Channel comprises (i) monthly access fees received from cable modem customers, (ii) one-off installation charges, (iii) revenue from cable modem rental and sales, and (iv) revenue generated by traditional dial-up ISP services and business services. Revenue generated through the cable modem business is generally split equally with the cable operator (though ISP Channel usually takes a higher split for the first 200 customers on any given system) and is reported in our financial statements net of the portion paid to the cable operator.

The revenue for Intellicom comprises (i) monthly fees paid by users of the satellite service on a per VSAT basis, (ii) VSAT-related equipment sales, (iii) revenue from sub-leasing of excess satellite transponder space and (iv) data center processing fees. The last category represents legacy business that Intellicom exited from on September 30, 1999, to focus on its core business of providing high-speed Internet access using two-way satellite technology. While Intellicom receives revenue from ISP Channel in return for satellite services, such revenue is not reported as it is eliminated in the consolidated financial statements.

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

The Company reports operating expenses in several categories: (i) selling and marketing, includes, in addition to the costs of selling and marketing the Company's services to end users, customer care, content production, and cable partnering costs; (ii) engineering, which includes the costs of maintaining and manning the network operations center, field engineering and information technology; and (iii) general and administrative costs. Also included in operating expenses is depreciation and amortization. Amortization primarily comprises the write off of the cost of launch incentives, which are paid to cable operators, usually in the form of stock in the Company, as an enticement to enter into long-term contracts with the Company. These payments are amortized over the life of the contract between the cable operator and the Company. Compensation expense primarily relates to stock options granted between October 1998 and March 1999. Although these options were granted at the then fair market value of the Company's common stock at the time of grant, the stockholders of the Company did not formally approve the underlying option plan until April 13, 1999, the date of the Company's annual meeting. Under APB 25, the Company must recognize as a charge the difference between these various grant prices and $59.875, the closing price on the date of stockholder approval of the stock option plan. This charge, totaling approximately $79 million, will be recognized as a non-cash charge amortized over a vesting period of approximately four years.

Results of Operations for the Three Months Ended December 31, 1999 compared to the Three Months Ended December 31, 1998

The condensed consolidated financial statements for the three months ended December 31, 1998 have been restated for the effects of the discontinued operations of the document management segment.

Net Sales. Consolidated net sales increased $832,000, or 187%, to $1,276,000 for the three months ended December 31, 1999, as compared to $444,000 for the three months ended December 31, 1998. Net sales for ISP Channel increased $514,000, or 116%, to $958,000 for the three months ended December 31, 1999, as compared to $444,000 for the three months ended December 31, 1998, as a result of signing up new cable affiliates and obtaining new subscribers. Net sales associated with ISP Channel's subscriber fees increased $355,000, or 198%, to $534,000 for the three months ended December 31, 1999, as compared to $179,000 for the three months ended December 31, 1998. Net sales associated with the installation of cable modems to ISP Channel subscribers increased $135,000 to $226,000 for the three months ended December 31, 1999, as compared to $91,000 for the three months ended December 31, 1998. The Company believes that subscriber fee and cable modem installation revenues will continue to increase as ISP Channel continues to rollout its business plan. Net sales associated with the segment's non-cable based dial-up and business-to-business Internet access offerings increased $24,000 to $198,000 for the three months ended December 31, 1999, as compared to $174,000 for the three months ended December 31, 1998.

In addition to the net sales of ISP Channel, the Company's consolidated net sales for the three months ended December 31, 1999 now include the results of Intellicom, which the Company acquired on February 9, 1999. Intellicom's net sales for the three months ended December 31, 1999, was $318,000. Of this total, $207,000 represents net sales from Intellicom's core business of satellite-based Internet services. The remaining $111,000 represents other sources of revenue, which includes $59,000 from the sale and installation of VSAT related equipment.

Cost of Sales. Consolidated cost of sales increased $1,103,000, or 270%, to $1,510,000 for the three months ended December 3l, 1999, as compared to $407,000 for the three months ended December 31, 1998. Cost of sales for ISP Channel increased $465,000, or 114%, to $872,000 for the three months ended December 31, 1999, as compared to $407,000 for the three months ended December 31, 1998, as a result of the corresponding growth in net sales. The single largest component of ISP Channel's cost of sales are telephony costs, which amounted to $935,000 for the three months ended December 31, 1999 as compared to $330,000 for the three months ended December 31, 1998. The Company believes that these costs will remain the same or decrease as a percentage of total net sales as ISP Channel expects to realize some degree of cost savings in its telephony charges due to the replacement of expensive T1 lines in certain areas with Intellicom's satellite-based technology, which has a lower cost basis in most cases.

In addition to the cost of sales of ISP Channel, the Company's consolidated cost of sales for the three months ended December 31, 1999 now include the results of Intellicom, which the Company acquired on February 9, 1999. Intellicom's cost of sales for the three months ended December 31, 1999 was $638,000. The single largest component of Intellicom's cost of sales are the transponder fees that it pays for leased satellite capacity, which amounted to $509,000 for the three months ended December 31, 1999. The Company believes that these costs will increase as Intellicom has plans to lease segment space on additional satellites in the future in anticipation of a more aggressive roll-out of Intellicom's business plan.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of non-cash compensation expense of $1,388,000 for 1999 and no expense for 1998) increased $3,538,000 to $5,546,000 for the three months ended December 31, 1999, as compared to $2,008,000 for the three months ended December 31, 1998. Selling and marketing expenses for ISP Channel increased $3,052,000 to $5,060,000 for the three months ended December 31, 1999, as compared to $2,008,000 for the three months ended December 31, 1998. The significant growth in ISP Channel's selling and marketing expense is a result of the significant hiring that the Company has done to properly staff these departments. In addition, ISP Channel launched numerous national and regional marketing campaigns in an effort to add subscribers, as well as to attract new cable affiliates. The Company believes that these costs will continue to increase as ISP Channel continues to develop its business and enhance its sales efforts with recurring nationwide marketing campaigns.

In addition to the selling and marketing expenses of ISP Channel, the Company's consolidated selling and marketing expenses for the three months ended December 31, 1999 now include the results of Intellicom, which the Company acquired on February 9, 1999. Intellicom's selling and marketing expenses for the three months ended December 31, 1999 were $486,000. The Company believes that these costs will increase as Intellicom begins to staff these functions in anticipation of rolling out its business plan to generate new customers.

Engineering. Consolidated engineering expenses (exclusive of non-cash compensation expense of $891,000 for 1999 and no expense for 1998) increased $3,382,000, or 458%, to $4,121,000 for the three months ended December 31, 1999, as compared to $739,000 for the three months ended December 31, 1998.
Engineering expenses for ISP Channel increased $2,855,000, or 386%, to $3,594,000 for the three months ended December 31, 1999, as compared to $739,000 for the three months ended December 31, 1998. The growth in ISP Channel's engineering expense is largely a result of round-the-clock staffing of the Company's Network Operating Center and the introduction of field engineering services. The Company believes that these costs will continue to increase as ISP Channel continues to develop its business.

In addition to the engineering expenses of ISP Channel, the Company's consolidated engineering expenses for the three months ended December 31, 1999 now include the results of Intellicom, which the Company acquired on February 9, 1999. Intellicom's engineering expenses for the three months ended December 31, 1999 was $527,000. The Company believes that these costs will increase as Intellicom begins to staff these functions in anticipation of rolling out its business plan to generate new customers.

General and Administrative. Consolidated general and administrative expenses (exclusive of non-cash compensation expense of $3,885,000 for 1999 and $32,000 for 1998) increased $1,486,000, or 80%, to $3,350,000 for the three months ended December 31, 1999, as compared to $1,864,000 for the three months ended December 31, 1998. The Company's corporate and ISP Channel general and administrative expenses increased $1,213,000, or 65%, to $3,077,000 for the three months ended December 31, 1999, as compared to $1,864,000 for the three months ended December 31, 1998. The growth in the Company's corporate and ISP Channel general and administrative expenses are a result of the hiring that the Company has done to properly staff the Company's administrative, executive and finance departments as the Company continues to grow. The Company believes that these costs will continue to increase as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations.

In addition to the general and administrative expenses of ISP Channel and the Company's corporate operations, the Company's consolidated general and administrative expenses for the three months ended December 31, 1999 now include the results of Intellicom, which the Company acquired on February 9, 1999. Intellicom's general and administrative expenses for the three months ended December 31, 1999 was $273,000. The Company believes that these costs will increase as Intellicom begins to staff these functions to support growing operations.

Depreciation and Amortization. Consolidated depreciation and amortization expenses increased $1,860,000, or 168%, to $2,970,000 for the three months ended December 31, 1999, as compared to $1,110,000 for the three months ended December 31, 1998. Depreciation and amortization for ISP Channel and corporate increased $1,199,000, or 108%, to $2,309,000 for the three months ended December 31, 1999, as compared to $1,110,000 for the three months ended December 31, 1998 as a result of increased depreciation on expanded property, plant and equipment as well as amortization of costs associated with ISP Channel's Cable Affiliates Incentive Program. The Company believes that these expenses will increase as the Company continues to expand the Company's facilities and continues to offer additional incentives to acquire new cable affiliates. In particular, the Company expects the amortization of the intangible asset associated with ISP Channel's Cable Affiliates Incentive Program to increase significantly as a result of the agreement with Mediacom and other new cable affiliates. Additionally, the Company believes depreciation expense will continue to increase as additional headends and cable modems are deployed.

In addition to the depreciation and amortization expenses of ISP Channel and the Company's corporate operations, the Company's consolidated depreciation and amortization expenses for the three months ended December 31, 1999 now include the results of Intellicom, which the Company acquired on February 9, 1999. Intellicom's depreciation and amortization expenses for the three months ended

December 31, 1999 was $661,000, of which $574,000 represents amortization of acquired technology, the intangible asset created by the acquisition of Intellicom. The Company believes that depreciation will increase as Intellicom continues to expand its facilities, while amortization is expected to remain the same.

Compensation Expense Related to Stock Options. For the three months ended December 31, 1999, the Company recognized a non-cash compensation expense related to stock options of $6,164,000, of which $5,764,000 related to employee stock options and $400,000 to non-employees. Generally accepted accounting principles require that options issued to non-employees be "marked-to-market" until such time as the options have been earned. Therefore, the Company expects this amount to either increase or decrease based on the fluctuations in the trading price of the Company's common stock. The amount related to employee stock options is also expected to increase in future periods as a result of the Company starting to incur this expense in April 1999.

Interest Expense. Consolidated interest expense decreased $153,000, or 29%, to $366,000 for the three months ended December 31, 1999, as compared to $519,000 for the three months ended December 31, 1998. This decrease is primarily due to the reduction of interest expense resulting from the conversion of the 9% senior subordinated convertible notes, related interest notes resulting from the Secondary Offering and accrued interest into 765,201 shares of the Company's common stock offset by increased interest expense resulting from increased lease financing associated with the capital expansion needs of ISP Channel.

Interest Income. Consolidated interest income was $2,142,000 for the three months ended December 31, 1999, as compared to $153,000 for the three months ended December 31, 1998. This increase was primarily due to the increased cash and cash equivalent balances from the proceeds of the Secondary Offering and the sale of 5,000,000 common stock shares for $128,750,000 to Pacific Century CyberWorks Limited on December 13, 1999.

Other Income (Expense). Other expense was $9,000 for the three months ended December 31, 1999, as compared to $3,000 for the three months ended December 31, 1998.

Income Taxes. The Company made no provision for income taxes for the three months ended December 31, 1999 and the three months ended December 31, 1998, as a result of the Company's continuing losses.

Loss from Discontinued Operations. The Company recognized a net loss of $138,000 for the three months ended December 31, 1998. This consisted of a net loss from the Company's document management segment of $277,000 and net income from the Company's telecommunications segment of $139,000 for the three months ended December 31, 1998. There is no income from discontinued operations for the three months ended December 31, 1999, due to the sale of substantially all of the assets of the Company's telecommunications segment, Kansas Communications, Inc., on February 12, 1999 and the sale of the Company's document management segment, Micrographic Technology Corporation, on September 30, 1999.

Preferred Dividends. The Company paid aggregate dividends of $243,000 during the
three  months  ended  December  31,  1998  on  its   outstanding  5%  Redeemable
Convertible Preferred Stock.

Net Loss. For the three months ended December 31, 1999, the Company had a net loss applicable to common shares of $20,618,000, or a loss per share of $1.08, compared to a net loss of $6,466,000 for the three months ended December 31, 1998, or a loss per share of $0.77.

Liquidity and Capital Resources

Since September 1998, the Company has funded the significant negative cash flows from its operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. On October 12, 1999, the Company entered into memorandum of understanding with Pacific Century CyberWorks Limited ("Pacific Century") to form a joint venture, Pacific Century SoftNet, to market products and services to cable operators in 50 countries throughout Asia. On December 13, 1999 in conjunction with this joint venture, the Company completed a private placement of 5,000,000 common stock shares for $128,750,000 to Pacific Century, and entitled Pacific Century to designate two persons for election to the Board of Directors. To date, the Company has procured an aggregate of $25.7 million in capital lease lines and credit facilities from various equipment vendors and financial sources, of which, approximately $7.5 million remains unutilized. As of December 31, 1999, the Company had $250,927,000 in cash, cash equivalents and short-term investments compared with $4,329,000 one year prior.

Net cash used in operating activities of continuing operations for the three months ended December 31, 1999 was $18,559,000. Of this amount, approximately $20,618,000 million stemmed from the Company's net loss from continuing operations as reduced by approximately $9,332,000, for non-cash charges, primarily depreciation ($1,915,000), amortization ($1,055,000) and compensation expense related to stock options ($6,164,000). This was offset in part by approximately $7,273,000, which was generated from an increase in operating assets and decrease in operating liabilities.

Net cash used in investing activities of continuing operations for the three months ended December 31, 1999 was approximately $28,750,000. Of this amount, $23,948,000 was used to purchase net short-term investments and $2,298,000 was used to purchase property, plant and equipment. Gross purchases of property, plant and equipment amounted to $8,477,000, the difference being funded through capital lease lines and credit facilities from various equipment vendors and financial sources.

Net cash provided by financing activities for the three months ended December 31, 1999 was $132,161,000 primarily through the private placement sale of 5,000,000 common stock shares to Pacific Century Cyberworks Limited for $128,750,000, and issuance of promissory note for $3,218,000.

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

The Company completed all phases for substantially all critical internal business systems. The Company believes it was Y2K compliant on all critical internal business systems by December 31, 1999. But in any event, the Company will have contingency plans in place to continue critical business operations should some part of the internal business systems fail.

Some non-critical systems may not be addressed until after March 2000. However, the Company believes such systems will not cause significant disruptions in the Company's operations.

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

The Company does not separately track the internal costs incurred for the Y2K project, which costs are principally related to payroll costs for the Company's information systems staff. The external costs, primarily consultants, has been approximately $300,000 through December 31, 1999 and it is estimated that the Company will spend an additional $50,000 on its remediation and contingency plans.

Contingency Plan

The Company has formulated a contingency plan, which includes maintaining staffing during the most critical times during which the Company might experience Y2K failures. In addition, the Company will have field personnel on standby to assist cable affiliates and VSAT customers should assistance be required if the interface systems fail. However, the Company's contingency plan cannot address problems should its cable affiliates fail to be Y2K compliant.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

We had short-term investments of $76,576,000 at December 31, 1999. These short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and eighteen months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10 percent from levels at December 31, 1999 would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

We had outstanding convertible debt instruments of approximately $3,461,000 at December 31, 1999. These instruments have fixed interest rates ranging from 5.0% to 9.0%. Because the interest rates of these instruments are fixed, a hypothetical 10 percent decrease in interest rates will not have a material effect on us. Increases in interest rates, however, increase the interest expense associated with future borrowing by us, if any. We do not hedge against interest rate fluctuations.

Equity Price Risk

We own 24,925 shares of common stock of Convergent Communications, Inc. These shares were obtained as partial consideration with respect to the sale of our wholly owned subsidiary, Kansas Communications, Inc. At December 31, 1999, the closing price of Convergent Communications, Inc.'s common stock was $15.875, as listed on the NASDAQ National Market. As a result, we valued this investment on our balance sheet at December 31, 1999 at its market value of $396,000. Unrealized gains and losses are excluded from earnings and are reported in the "Accumulated Other Comprehensive Income" component of stockholders' equity. We do not hedge against equity price changes.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has no material pending litigation

Item 2.  Changes in Securities

On November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). Under the terms of the Affiliate Agreement, Mediacom agrees to use the Company's wholly owned subsidiary, ISP Channel, Inc. ("ISP Channel"), as the exclusive provider of Internet access to customers passed by Mediacom's cable television systems for 10 years, with an option for Mediacom to terminate the Affiliate Agreement at 5 years. In exchange for the signing of the Affiliate Agreement by Mediacom, the Company issued a total of 3,500,000 common stock shares, consisting of 350,000 unrestricted common stock shares and 3,150,000 restricted common stock shares. The conversion of the 3,150,000 restricted common stock shares to unrestricted common stock shares is contingent upon Mediacom fulfilling the requirements of the Stockholder Agreement. Under the terms of the Stockholder Agreement, Mediacom is required to deliver 900,000 two-way capable homes passed in groups of at least 150,000 homes every 6 months commencing May 4, 2000, and upon delivery of each group of 150,000 homes passed, 525,000 restricted common stock shares become unrestricted. In the event
Mediacom fails to make available for ISP Channel services the 150,000 homes passed within one year of any applicable delivery date, then Mediacom is required to return 525,000 restricted common stock shares to the Company. In the event Mediacom delivers more than 900,000 two-way capable homes passed, the Stock Purchase Agreement requires the Company to issue additional common stock shares based on the calculation used for the original 900,000 two-way capable homes passed. Additionally, Mediacom gained the right to nominate one member to the Company's board of directors. The cable affiliate launch incentive resulting from the issuance of the 350,000 unrestricted common stock shares on November 4, 1999 is valued at $8,531,000, and is being amortized on a straight-line basis over the five year minimum life of the Affiliation Agreement. No value has been assigned to the 3,150,000 restricted common stock shares due to the requirement for Mediacom to earn the shares by delivering 900,000 two-way capable homes passed in groups of at least 150,000 homes every 6 months commencing May 4, 2000. The 3,150,000 restricted common stock shares will be valued and recorded as cable affiliate launch incentive upon conversion to unrestricted common stock shares. Additionally, upon conversion of restricted common stock shares to unrestricted common stock shares, the cable launch incentive will be amortized on a straight-line basis over the remaining minimum life of the Affiliation Agreement.

On October 12, 1999, the Company entered into memorandum of understanding with Pacific Century CyberWorks Limited ("Pacific Century") to form a joint venture, Pacific Century SoftNet, to market products and services to cable operators in 50 countries throughout Asia. On December 13, 1999 in conjunction with this joint venture, the Company completed a private placement of 5,000,000 common stock shares for $128,750,000 to Pacific Century, and entitled Pacific Century to designate two persons for election to the Board of Directors. The Company is in the process of drafting definitive agreements and establishing the strategy, business plan and operational processes of this joint venture.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

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

The Company  acquired ISP Channel,  Inc.  ("ISP  Channel") on June 21, 1996, and
Intelligent Communications, Inc. ("Intellicom") on February 9, 1999. As such, the Company has very limited operating history and experience in the Internet services business and the Company cannot assure you that the Company's ability to develop or maintain strategies and business operations for the Company's Internet services will achieve positive cash flow and profitability. The successful expansion of both the ISP Channel and Intellicom services will require strategies and business operations that differ from those the Company has historically employed. To be successful, the Company must develop and market products and services that are widely accepted by consumers and businesses at prices that provide cash flow sufficient to meet the Company's debt service, capital expenditures and working capital requirements.

The Company's ISP Channel And Intellicom Businesses May Fail If Their Industries As A Whole Fails Or The Company's Products And Services Do Not Gain Commercial Acceptance

It has become feasible to offer Internet services over existing cable lines and equipment and satellites on a broad scale only recently. There is no proven commercial acceptance of cable-based or satellite-based Internet services and none of the companies offering such services are currently profitable. It is currently very difficult to predict whether providing cable-modem or satellite Internet services will become a viable industry.

The success of ISP Channel and Intellicom will depend upon the willingness of new and existing cable subscribers to pay the monthly fees and installation costs associated with the service and to purchase or lease the equipment necessary to access the Internet. Accordingly, the Company cannot predict whether the Company's pricing model will prove to be viable, whether demand for the Company's services will materialize at the prices the Company expect to charge, or whether current or future pricing levels will be sustainable. If the Company does not achieve or sustain such pricing levels or if the Company's services do not achieve or sustain broad market acceptance, then the Company's business, financial condition, and prospects will be materially adversely affected.

The  Company's  Continued  Negative  Cash Flow And Net Losses May Depress  Stock
Prices

The Company's continued negative cash flow and net losses may result in depressed market prices for the Company's common stock. The Company cannot assure you that the Company will ever achieve favorable operating results or profitability. The Company has sustained substantial losses over the last five fiscal years. For the three months ended December 31, 1999, the Company had a net loss of $20,618,000. As of December 31, 1999, the Company had an accumulated deficit of $120,865,000. The Company expects to incur substantial additional losses and experience substantial negative cash flows as the Company expands the Company's Internet service offerings. The costs of expansion will include expenses incurred in connection with:

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

The Unpredictability Of The Company's Quarter-To-Quarter Results May Adversely Affect The Trading Price Of The Company's Common Stock

The Company cannot predict with any significant degree of certainty the Company's quarter-to-quarter operating results. As a result, the Company believes that period-to-period comparisons of the Company's revenues and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. It is likely that in one or more future quarters the Company's results may fall below the expectations of analysts and investors. In such event, the trading price of the Company's common stock would likely decrease. Many of the factors that cause the Company's quarter-to-quarter operating results to be unpredictable are largely beyond the Company's control. These factors include, among others:

o        the number of ISP Channel subscribers and Intellicom customers;
o the Company's ability to coordinate timely and effective marketing strategies;
o the rate at which ISP Channel and its cable affiliates, and Intellicom can complete the installations required to initiate service;
o the amount and timing of capital expenditures and other costs related to the expansion and provision of ISP Channel and Intellicom services;
o        competition in the Internet or cable industries; and
o        changes in law and regulation.

Existing Contractual Obligations Allow For Additional Issuances Of Common Stock Upon A Market Price Decline, Which Could Further Adversely Affect The Market Price For The Company's Common Stock

As of December 31, 1999, the total number of shares of the Company's common stock underlying all of the Company's convertible securities, including common stock underlying unvested stock options and grants made under the Company's 1998 Stock Incentive Plan and 1999 Supplemental Stock Incentive Plan, was approximately 4,628,000 shares. This would have been 14.8% of the Company's outstanding common stock as of December 31, 1999, assuming such shares would have been issued as of such date. The issuance of common stock as a result of these obligations could result in immediate and substantial dilution to the holders of the Company's common stock. To the extent any of these shares of common stock are issued, the market price of the Company's common stock may decrease because of the additional shares on the market.

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

In addition, many cable operators may emphasize increasing television programming capacity to compete with other forms of entertainment delivery systems, such as direct broadcast satellite, instead of upgrading their networks for two-way Internet capability. Such upgrades have been, and the Company expects will continue to be, subject to change, delay or cancellation. Cable operators' failure to complete these upgrades in a timely and satisfactory manner, or at all, would adversely affect the market for the Company's products and services in any such operators' franchise area. In addition, cable operators may rollout Internet access systems that are incompatible with the Company's high-speed Internet access services. Any of these actions could have a material adverse effect on the Company's business, financial condition, and prospects.

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

The  Company's  Purchase Of  Intellicom  Subjects  The Company To Risks In A New
Market

The purchase of Intellicom involves other risks including potential negative effects on the Company's reported results of operations from acquisition-related charges and amortization of acquired technology and other intangible assets. As a result of the Intellicom acquisition, the Company recorded approximately $16,075,000 of intangible assets, which will adversely affect the Company's earnings and profitability for the foreseeable future. If the amount of such recorded intangible assets is increased or if the Company has future losses and is unable to demonstrate the Company's ability to recover the amount of intangible assets recorded during such time periods, the period of amortization could be shortened, which may further increase annual amortization charges. In such event, the Company's business and financial condition could be materially and adversely affected. In addition, the Intellicom acquisition was structured as a purchase by the Company of all of the outstanding stock of Intellicom. As a result, the Company could be adversely affected by direct and contingent liabilities of Intellicom. It is possible that the Company is not aware of all of the liabilities of Intellicom and that Intellicom has greater liabilities than the Company expected.

In addition, the Company has very little experience in the markets and technology in which Intellicom is focused. As such, the Company is faced with risks that are new to the Company, including the following:

     Dependence on Very Small Aperture Terminal ("VSAT") market

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

     In addition, use of the satellites to provide Internet services requires a direct line of sight between the satellite and the cable headend and is subject to distance and rain attenuation. In certain markets that experience heavy rainfall, transmission links must be engineered for shorter distances and greater power to maintain transmission quality. Such engineering changes may increase the cost of providing service. In addition, such engineering changes may require FCC approval, and the Company cannot assure you that the FCC would grant such approval.

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

     Dependence on leases for satellites

     Intellicom currently leases satellite space from GE Americom and Satmex. If for any reason, the leases were to be terminated, the Company cannot assure you that the Company could renegotiate new leases with GE Americom, Satmex or another satellite provider on favorable terms, if at all. The Company has not identified alternative providers and believes that any new leases would probably be more costly to the Company. In any case, the Company cannot assure you that an alternative provider of satellite services would be available, or, if available, would be available on terms favorable to the Company.

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

     Government regulation

     The VSAT satellite industry is a highly regulated industry. In the United States, operation and use of VSAT satellites requires licenses from the FCC; and Satmex is licensed by the Mexican government. As a lessee of satellite space, the Company could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations that modify the present regulatory environment.

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

Cable television companies operate under non-exclusive franchises granted by local or state authorities that are subject to renewal and renegotiation from time to time. A franchise is generally granted for a fixed term ranging from five to 15 years, but in many cases the franchise may be terminated if the franchisee fails to comply with the material provisions of the franchise. The Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act") prohibits franchising authorities from granting exclusive cable television franchises and from unreasonably refusing to award additional competitive franchises. The Cable Act also permits municipal authorities to operate cable television systems in their communities without franchises. The Company cannot assure that cable television companies having contracts with the Company will retain or renew their franchises. Non-renewal or termination of any such franchises would result in the termination of the Company's contract with the applicable cable operator. If an affiliated cable operator were to lose its franchise, the Company would seek to affiliate with the successor to the franchisee. The Company cannot, however, assure that ISP Channel will be able to affiliate with such successor. In addition, affiliation with a successor could result in additional costs to the Company. If the Company cannot affiliate with replacement cable operators, the Company's business, financial condition and prospects could be materially adversely affected.

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

The Company Depends On Third-Party Technology To Develop And Introduce Technology The Company Uses And The Absence Of Or Any Significant Delay In The Replacement Of Third-Party Technology Would Have A Material Adverse Effect On The Company's Business, Financial Condition And Prospects The markets for the products and services the Company uses are characterized by the following:

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

The Company May Be Vulnerable To Unauthorized Access, Computer Viruses And Other Disruptive Problems, Which May Result In The Company's Liability To The Company's Subscribers And May Deter Others From Becoming Subscribers

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

Any imposition of liability on the Company for information carried on the Internet could have a material adverse effect on the Company's business, financial condition and prospects. The law relating to liability of Internet service providers and online service providers for information carried on or disseminated through their networks is currently unsettled. A number of lawsuits have sought to impose such liability for defamatory speech and indecent materials. Congress has attempted to impose such liability, in some circumstances, for transmission of obscene or indecent materials. In one case, a court has held that an online service provider could be found liable for defamatory matter provided through its service, on the ground that the service provider exercised active editorial control over postings to its service. Because of the potential liability for materials carried on or disseminated through the Company's systems, the Company may have to implement measures to reduce the Company's exposure to such liability. Such measures may require the expenditure of substantial resources or the discontinuation of certain products or services.

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

Loss Of Key Personnel May Disrupt The Company's Operations

The loss of key personnel may disrupt the Company's operations. The Company's success depends, in large part, on the Company's ability to attract and retain qualified technical, marketing, sales and management personnel. With the expansion of the ISP Channel and Intellicom services, the Company is currently seeking new employees. However, competition for such personnel is intense in the Company's business, and thus, the Company may be unsuccessful in its hiring efforts. To launch the ISP Channel service concept on a large-scale basis, the Company has recently assembled a new management team, many of whom have been with the Company for less than twelve months. The loss of any member of the new team, or failure to attract or retain other key employees could have a material adverse effect on the Company's business, financial condition and prospects.

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

Import restrictions may affect the delivery schedules and costs of supplies from foreign shippers

In addition, the Company obtains some of the components for the Company's products and services from foreign suppliers, which may be subject to tariffs, duties and other import restrictions. Any changes in law or regulation including those discussed above, whether in the United States or elsewhere, could materially adversely affect the Company's business, financial condition and prospects.

The Company Does Not Intend To Pay Dividends

The Company has not historically paid any cash dividends on the Company's common stock and do not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon the Company's earnings and capital requirements, the Company's debt obligations and other factors the board of directors deems relevant. The Company currently intends to retain its earnings, if any, to finance the development and expansion of the ISP Channel service.

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

The Company completed all phases for substantially all critical internal business systems. The Company believes it was Y2K compliant on all critical internal business systems by December 31, 1999. But in any event, the Company will have contingency plans in place to continue critical business operations should some part of the internal business systems fail.

Some non-critical systems may not be addressed until after March 2000. However, the Company believes such systems will not cause significant disruptions in the Company's operations.

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

Risks Associated with Y2K

The Company believes a major risk associated with the Y2K issue is the ability of its key business partners and vendors to resolve their own Y2K issues. The Company has spent a great deal of time over the past several months, working closely with suppliers and vendors to assure their compliance. However, should any problems occur the Company may lose significant revenue and incur unanticipated expenses to remedy the problem, and such problems could divert management's time and attention, any of which could have a material effect on the Company's business, results of operation and financial condition.

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

The Company does not separately track the internal costs incurred for the Y2K project, which costs are principally related to payroll costs for the Company's information systems staff. The external costs, primarily consultants, has been approximately $300,000 through December 31, 1999 and is estimated that the Company will spend an additional $50,000 on its remediation and contingency plans.

Contingency Plan

The Company has formulated a contingency plan, which includes maintaining staffing during the most critical times during which the Company might experience Y2K failures. In addition, the Company will have field personnel on standby to assist cable affiliates and VSAT customers should assistance be required if the interface systems fail. However, the Company's contingency plan cannot address problems should its cable affiliates fail to be Y2K compliant.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

   Exhibit No.
                             Description of Document

            3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

            3.2 By-Laws of the Company. Incorporated by reference to the Company's Registration Statement on Form S-3/A dated April 22, 1999.

           10.1 Stock Purchase Agreement by and between SoftNet Systems, Inc and Pacific Century Cyberworks Limited, dated October 12, 1999. Incorporated by reference to the Company's Form 8-K, dated October 21, 1999.

           10.2 Stock Purchase Agreement by and between SoftNet Systems, Inc. and Mediacom, LLC, dated November 4, 1999. Incorporated by reference to the Company's Annual Report on Form 10-K filed December 29, 1999.

           10.3 Registration Rights Agreement by and between SoftNet Systems, Inc. and Mediacom, LLC, dated November 4, 1999. Incorporated by reference to the Company's Annual Report on Form 10-K filed December 29, 1999.

           10.4 Stockholder Agreement by and between SoftNet Systems, Inc, and Mediacom, LLC, date November 4, 1999. Incorporated by reference to the Company's Annual Report on Form 10-K filed December 29, 1999.

           10.5 Employment letter agreement dated October 29, 1999 from Ronald Simon, Vice Chairman of SoftNet Systems, Inc. to Lawrence Brilliant, Chairman and CEO of SoftNet Systems, Inc.

             27   Financial Data Schedule

(b)  Reports on Form 8-K

     Current report on Form 8-K filed with the Commission on October 15, 1999.

     Current report on Form 8-K filed with the Commission on October 21, 1999.

     Current report on Form 8-K filed with the Commission on December 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ Douglas S. Sinclair                       Date:      February 14, 2000
----------------------------------------                 -----------------
Douglas S. Sinclair
Chief Financial Officer



/s/ Susan Dolce                               Date:      February 14, 2000
----------------------------------------                 -----------------
Susan Dolce
Controller