Form 10-Q
period 2000-03-31
SOFTNET SYSTEMS INC
filed 2000-05-15
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                   Class                     Outstanding at April 30, 2000
      -------------------------------        -----------------------------
       Common stock, $0.01 par value                   28,168,887

                                   SoftNet Systems, Inc. and Subsidiaries
                                                   Index

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000
         and September 30, 1999.......................................        2

         Condensed Consolidated Statements of Operations
         for the three months and six months ended March
         31, 2000 and 1999............................................        3

         Condensed Consolidated Statements of Cash Flows
         for the six months ended March 31, 2000 and 1999
                                                                              4

         Notes to Condensed Consolidated Financial Statements.........        5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................        9

Item 3   Quantitative and Qualitative Disclosures About Market Risk...       16

PART II- OTHER INFORMATION

Item 1   Legal Proceedings............................................       18

Item 2   Changes in Securities........................................       18

Item 3   Defaults Upon Senior Securities..............................       18

Item 4   Submission of Matters to a Vote of Security Holders..........       19

Item 5   Other Information............................................       20

Item 6   Exhibits and Reports on Form 8-K.............................       36

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      SoftNet Systems, Inc. and Subsidiaries
                                       Condensed Consolidated Balance Sheets

                                         (In thousands, except share data)
                                                    (Unaudited)

                                                                                         March 31,       September 30,
                                                                                            2000             1999
                                                                                           ----             ----
                                       ASSETS

Current assets:
   Cash and cash equivalents...................................................        $      83,184    $      89,499
   Short-term investments......................................................              141,654           52,586
   Accounts receivable, net....................................................                1,628              935
   Notes receivable............................................................                    -            1,000
   Inventory...................................................................                3,266            1,991
   Other current assets........................................................                4,585            1,776
                                                                                       -------------    -------------

Total current assets...........................................................              234,317          147,787

Restricted cash................................................................                  922              922
Property and equipment, net....................................................               36,537           26,743
Acquired technology and other intangibles, net.................................               46,045           24,500
Other assets...................................................................               13,864            5,872
                                                                                       -------------    -------------

                                                                                       $     331,685    $     205,824
                                                                                       =============    =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.......................................        $      10,895    $      15,545
   Current portion of long-term debt...........................................                4,881            2,084
   Current portion of capital lease obligation.................................                3,780            1,760
                                                                                       -------------    -------------

Total current liabilities......................................................               19,556           19,389

Long-term debt, net of current portion.........................................                4,480           17,281
Capital lease obligation, net of current portion...............................                4,831            1,945
Business acquisition liability.................................................                2,000            3,500

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,970,000 shares designated, no shares issued
     and outstanding...........................................................                    -                -
   Common stock, $0.01 par value, 100,000,000 shares authorized; 27,132,359 and
     17,225,523 shares issued and outstanding, respectively....................                  245              172
   Additional paid in capital..................................................              488,644          327,445
   Deferred stock compensation.................................................              (44,642)         (63,346)
   Accumulated other comprehensive loss........................................                 (446)            (315)
   Accumulated deficit.........................................................             (142,983)        (100,247)
                                                                                       --------------   -------------

Total stockholders' equity.....................................................              300,818          163,709
                                                                                       -------------    -------------

                                                                                       $     331,685    $     205,824
                                                                                       =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                      (In thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended March 31,    Six Months Ended March 31,
                                                         ----------------------------    --------------------------
                                                              2000           1999           2000            1999
                                                              ----           ----           ----            ----
Net sales............................................    $        1,691  $       1,027  $       2,967  $        1,471
Cost of sales........................................             2,033            891          3,543           1,298
                                                         --------------  -------------  -------------  --------------

   Gross profit (loss)...............................              (342)           136           (576)            173
                                                         --------------  -------------  -------------  --------------
Operating expenses:
   Selling and marketing, exclusive of non-cash
     compensation expense (see table below)..........             6,526          2,362         12,072           4,370
   Engineering, exclusive of non-cash compensation
     expense (see table below).......................             5,135            730          9,256           1,469
   General and administrative, exclusive of non-cash
     compensation expense (see table below)..........             3,640          2,313          6,990           4,177
   Depreciation......................................             3,004            803          4,919           1,202
   Amortization......................................             1,337             14          2,392             725
   Compensation related to stock options (see table
     below)..........................................             5,115          1,009         11,279           1,041
                                                         --------------  -------------  -------------  --------------
Total operating expenses.............................            24,757          7,231         46,908          12,984
                                                         --------------  -------------  -------------  --------------
Loss from continuing operations before other income
   (expense), income taxes and discontinued
   operations, net of tax............................           (25,099)        (7,095)       (47,484)        (12,811)

Other income (expense):
   Interest expense..................................              (412)          (608)          (778)         (1,127)
   Interest income...................................             3,421             87          5,563             240
   Other expense, net................................               (28)           (29)           (37)            (32)
                                                         --------------  -------------  -------------  --------------
Loss from continuing operations before income taxes
   and discontinued operations, net of tax...........           (22,118)        (7,645)       (42,736)        (13,730)
Provision for income taxes...........................                 -              -              -               -
                                                         --------------  -------------  -------------  --------------
Loss from continuing operations......................           (22,118)        (7,645)       (42,736)        (13,730)
Loss from discontinued operations, net of tax........                 -           (246)             -            (384)
                                                         --------------  -------------  -------------  --------------
Net loss.............................................           (22,118)        (7,891)       (42,736)        (14,114)
Preferred dividends..................................                 -           (171)             -            (414)
                                                         --------------  -------------  -------------  --------------
Net loss applicable to common shares.................    $      (22,118) $      (8,062) $     (42,736) $      (14,528)
                                                         ==============  =============  =============  ==============

Basic and diluted loss per common share:

   Loss from continuing operations...................    $        (0.93)  $       (0.82)$      (1.99)  $        (1.55)
   Loss from discontinued operations.................                 -           (0.03)           -            (0.04)
   Preferred dividends...............................                 -           (0.02)           -            (0.05)
                                                         ------------------------------------------------------------
   Net loss applicable to common shares..............    $        (0.93) $        (0.87)$        (1.99)$        (1.64)
                                                         ==============  ============== ============== ===============
Shares used to compute basic and diluted loss per
   common share......................................            23,732           9,316         21,436           8,839
                                                         ==============  ============== ============== ===============

Compensation related to stock options:

   Selling and marketing.............................    $          517  $           -  $       1,905  $            -
   Engineering.......................................               502              -          1,393               -
   General and administrative........................             4,096          1,009          7,981           1,041
                                                         --------------  -------------  -------------  --------------
                                                         $        5,115  $       1,009  $      11,279  $        1,041
                                                         ==============  =============  =============  ==============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months Ended March 31,
                                                                                            2000             1999
                                                                                            ----             ----

Cash flows from operating activities:

   Net loss....................................................................        $     (42,736)   $     (14,114)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss from discontinued operations.........................................                    -              384
     Depreciation and amortization.............................................                7,311            1,927
     Amortization of deferred stock compensation...............................               11,279            1,041
     Amortization of deferred debt issuance costs..............................                   46              398
     Interest paid with additional convertible notes...........................                   69                -
     Provision for doubtful accounts...........................................                  333              101
     Provision for inventory losses............................................                   55                -
     Changes in operating assets and liabilities (net of effect of acquisitions and discontinued operations):
         Increase in accounts receivable, net..................................               (1,026)            (280)
         Increase in inventory.................................................               (1,330)            (274)
         Increase in other current assets......................................               (2,809)            (477)
         Increase in other assets..............................................                 (322)             (26)
         Increase (decrease) in accounts payable and accrued expenses..........               (4,649)           1,069
                                                                                       --------------   -------------
Net cash used in operating activities of continuing operations.................              (33,779)         (10,251)
                                                                                       -------------    -------------
Net cash provided by operating activities of discontinued operations...........                    -              573
                                                                                       -------------    -------------
Cash flows from investing activities:

   Payment for purchase of short-term investments..............................              (89,199)               -
   Payment for purchase of Intelligent Communications, Inc., net of cash acquired                  -             (803)
   Proceeds from sale of net assets from discontinued operations, net of selling                   -            1,195
     costs.....................................................................
   Payments for purchase of long-term equity investments.......................               (5,263)               -
   Payments of secondary offering costs........................................                    -             (287)
   Payment for purchase of property and equipment..............................               (8,153)          (4,659)
   Payment for purchase of acquired technology and other intangibles...........                 (110)          (2,046)
   Disbursement for promissory notes issued....................................               (5,150)               -
   Payment received on note receivable.........................................                1,000                -
                                                                                       -------------    -------------
Net cash used in investing activities of continuing operations.................             (106,875)          (6,600)
                                                                                       -------------    -------------
Net cash provided by investing activities of discontinued operations...........                    -               34
                                                                                       -------------    -------------

Cash flows from financing activities:

   Proceeds from sale of common stock, net of selling costs....................              128,750                -
   Proceeds from exercise of warrants..........................................                1,538            1,038
   Proceeds from exercise of options...........................................                3,161            1,347
   Payment for fractional shares related to anniversary issuance of common stock to
     former Intelligent Communications, Inc. stockholders......................                   (1)               -
   Payments for additional costs of issuance of redeemable convertible preferred
     stock.....................................................................                    -             (144)
   Payment of preferred dividend...............................................                    -              (95)
   Proceeds from issuance of long-term debt, net of deferred financing costs...                3,128           13,088
   Borrowings under revolving credit facility..................................                    -           18,285
   Payments under revolving credit facility....................................                    -          (21,215)
   Principal payments of long-term debt........................................                 (582)            (753)
   Principal payments of capital lease obligations.............................               (1,655)            (524)
                                                                                       --------------   --------------
Net cash provided by financing activities of continuing operations.............              134,339           11,027
                                                                                       -------------    -------------
Net cash used in financing activities of discontinued operations...............                    -             (733)
                                                                                       -------------    -------------
Net decrease in cash and cash equivalents......................................               (6,315)          (5,950)
Cash and cash equivalents, beginning of period.................................               89,499           12,504
                                                                                       -------------    -------------
Cash and cash equivalents, end of period.......................................        $      83,184    $       6,554
                                                                                       =============    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended March 31, 2000 and 1999.

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

The results of operations for the three months and six months ended March 31, 2000 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

2.       Cash, Cash Equivalents and Short-Term Investments

Cash equivalents consist of securities with maturities of three months or less at the date of purchase. Short-term investments as of March 31, 2000 consisted of $74,155,000 of securities that mature in less than one year, $65,029,000 of securities that mature between one to five years, and $2,470,000 of securities that mature in more than five years. Cash and cash equivalents, and short-term investments consisted of the following as of March 31, 2000 (in thousands):


                                                                  Unrealized      Unrealized
                                                      Cost            gain            loss           Market

        Cash and cash equivalents:
           Cash..............................    $      18,547   $           -   $           -   $      18,547
           Municipal securities..............           58,489              40               -          58,529
           US Government Agency notes........            1,986               -               -           1,986
           Money market funds................            4,122               -               -           4,122
                                                 -------------   -------------   -------------   -------------
                                                 $      83,144   $          40   $           -   $      83,184
                                                 =============   =============   =============   =============
        Short-term investments:
           Municipal securities..............    $      81,022   $           -   $        (112)  $      80,910
           US Treasury securities............           31,922               -             (86)         31,836
           Auction market preferreds.........            8,477               -               -           8,477
           Foreign debt securities...........           20,221               -             (61)         20,160
           Common stock......................              498               -            (227)            271
                                                 -------------   -------------   -------------   -------------

                                                 $     142,140   $           -   $        (486)  $     141,654
                                                 =============    ============    ============    ============

3.       Notes Receivable

During November 1999, Convergent Communications Services, Inc. paid the Second Convergent Note in the amount of $1,000,000.

4.       Long-Term Equity Investments

During January 2000, the Company acquired 337,496 series B preferred stock shares of Dotcast.com, a California corporation, for $1,000,000. Dotcast.com provides high speed data transmission technology.

On February 23, 2000, the Company entered into an agreement to provide management consulting advice on strategy, operations, marketing, technology and content; and training related to high-speed Internet services through cable television networks to Big Sky Network Canada, Ltd. ("Big Sky"), a British Virgin Islands international business company. As part of the agreement the Company acquired 10,000 common stock shares of Big Sky for $500,000. On April 24, 2000, the Company acquired an additional 40,000 common stock shares of Big Sky for $2,000,000.

On March 24, 2000, the Company entered into an agreement to provide management consulting advice on strategy, operations, marketing, technology and content; and training related to high speed Internet services through cable television networks to Interactive Cable Communications Incorporated. As part of this agreement, the Company acquired 4,600 common stock shares of Interactive Cable Communications Incorporated for $3,763,000, and formed a joint venture with Marubeni Corporation, a Japan corporation.

5.       Long-Term Debt and Debt Issuance Costs

On October 22, 1999, all of the 9% Senior Subordinated Convertible Notes, related interest notes resulting from the Secondary Offering and accrued interest, net of unamortized debt issuance costs of $2,732,000, were converted into 765,201 shares of the Company's common stock valued at $9,886,000.

On December 30, 1999, the Company issued a promissory note to Finova Capital Corporation for $3,128,000. The promissory note bears interest at 15.26%, and is payable in 36 monthly installments of $110,000, consisting of principal and interest, with the final payment due November 30, 2002.

Long-term debt is summarized as follows (in thousands):

                                                   March 31,      September 30,

                                                     2000              1999
                                                     ----              ----

       Senior subordinated convertible notes    $           -    $       12,549
       Convertible subordinated debentures              3,461    $        3,461
       Promissory notes                                 5,739             3,194
       Other                                              161               161
                                                -------------    --------------

                                                        9,361            19,365
       Less current portion                            (4,881)           (2,084)
                                                -------------    --------------

                                                $       4,480    $       17,281
                                                =============    ==============

6.       Common Stock

On November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). Under the terms of the Affiliate Agreement, Mediacom agrees to use the Company's wholly owned subsidiary, ISP Channel, Inc. ("ISP Channel"), as the exclusive provider of Internet access to customers passed by Mediacom's cable television systems for 10 years, with an option for Mediacom to terminate the Affiliate Agreement at 5 years. In exchange for the signing of the Affiliate Agreement by Mediacom, the Company issued a total of 3,500,000 common stock shares, consisting of 350,000 unrestricted common stock shares and 3,150,000 restricted common stock shares. The conversion of the 3,150,000 restricted common stock shares to unrestricted common stock shares is contingent upon Mediacom fulfilling the requirements of the Stockholder Agreement. Under the terms of the Stockholder Agreement, Mediacom is required to deliver 900,000 two-way capable homes passed in groups of at least 150,000 homes every 6 months commencing May 4, 2000, and upon delivery of each group of 150,000 homes passed, 525,000 restricted common stock shares become unrestricted. In the event
Mediacom fails to make available for ISP Channel services the 150,000 homes passed within one year of any applicable delivery date, then Mediacom is required to return 525,000 restricted common stock shares to the Company. In the event Mediacom delivers more than 900,000 two-way capable homes passed, the Stock Purchase Agreement requires the Company to issue additional common stock shares based on the calculation used for the original 900,000 two-way capable homes passed. Additionally, Mediacom gained the right to nominate one member to the Company's board of directors. The cable affiliate launch incentive resulting from the issuance of the 350,000 unrestricted common stock shares on November 4, 1999 is valued at $8,531,000, and is being amortized on a straight-line basis over the five year minimum life of the Affiliation Agreement. On March 29, 2000, Mediacom delivered the first group of 150,000 homes passed, accordingly 525,000 restricted common stock shares valued at $15,225,000 converted to unrestricted common stock shares, with a like amount recorded as launch incentives being amortized over the remaining life of the Affiliation Agreement. No value has been assigned to the remaining 2,625,000 restricted common stock shares at date of issuance due to the requirement for Mediacom to earn the shares by delivering 900,000 two-way capable homes passed in groups of at least 150,000 homes every 6 months commencing May 4, 2000. The remaining 2,625,000 restricted common stock shares will be valued and recorded as cable affiliate launch incentive upon conversion to unrestricted common stock shares. Additionally, upon conversion of restricted common stock shares to unrestricted common stock shares, the cable launch incentive will be amortized on a straight-line basis over the remaining minimum life of the Affiliation Agreement.

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

On the first anniversary date of the Intelligent Communications, Inc. ("Intellicom") acquisition, the Intellicom acquisition agreement requires the Company to issue $1,500,000 of common stock shares. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former shareholders of Intellicom.

7.       Supplemental Cash Flow Information

The supplemental cash flow information is as follows (in thousands):

                                                                       Six Months Ended March 31,
                                                                         2000             1999
                                                                         ----             ----
Cash paid during the period for:

   Interest....................................................     $         681    $      707
   Income taxes................................................                 -             -

Non-cash investing and financing activities:
   Acquisition of Intelligent Communications, Inc:
     Common stock issued.......................................                 -        10,969
     Long -term debt issued....................................                 -         3,000
     Debt acquired.............................................                 -           600
   Sale of telecommunications segment:
     Promissory notes received.................................                 -         4,500
     Convergent Communications Services, Inc.
       common stock received...................................                 -           498
   Value assigned to conversion feature of new debt............                35             -
   Equipment acquired by capital lease.........................             6,560         2,628
   Common stock issued for-
     Conversion of redeemable convertible preferred stock......                 -        11,379
     Conversion of subordinated notes..........................             9,886           402
     Anniversary issuance of common stock to former
       Intelligent Communications,
       Inc. stockholders.......................................             1,499             -
     Cable affiliate launch incentives.........................            23,828             -
     Prepayment of license fees................................                 -         1,000
   Change in additional paid in capital associated
     with common stock options.................................             7,425         2,327
   Value assigned to common stock warrants issued
     upon the issuance of long-term debt.......................                 -         4,334
   Preferred dividends paid with the issuance of -
     Additional redeemable convertible preferred stock.........                 -           221
     Common stock..............................................                 -            98
   Unrealized loss on short-term investments...................               131             -


8.       Segment Information

The Company operates principally in two business segments: (i) cable-based Internet services through its wholly owned subsidiary, ISP Channel and (ii) satellite-based Internet services through its wholly owned subsidiary, Intelligent Communications, Inc. ("Intellicom"). The Company entered the Internet business in June 1996 with the purchase of the Internet services business and only began offering cable-based Internet services in the fourth quarter of fiscal 1997. In February 1999, the Company completed the purchase of Intellicom and its operating results are included since it was acquired. Segment information for continuing operations for the three and six months ended March 31, 2000 and 1999 is as follows (in thousands):

                                                         Three Months Ended March 31,    Six Months Ended March 31,
                                                         ----------------------------    --------------------------
                                                              2000           1999           2000            1999
                                                              ----           ----           ----            ----

Net Sales:
   Internet services - cable based...................    $        1,337  $         549  $       2,295  $          993
   Internet services - satellite based...............               354            478            672             478
                                                         --------------  -------------  -------------  --------------

                                                         $        1,691          1,027          2,967           1,471
                                                         ==============  =============  =============  ==============
Loss from continuing operations before income taxes and discontinued operations, net of tax:

   Internet Services - cable based...................    $      (14,004) $      (3,204) $     (25,082) $       (7,539)
   Internet Services - satellite based...............            (3,053)          (605)        (5,321)           (605)
   Corporate.........................................            (2,927)        (2,277)        (5,802)         (3,626)
   Compensations expense related to stock options....            (5,115)        (1,009)       (11,279)         (1,041)
   Other.............................................             2,981           (550)         4,748            (919)
                                                         --------------  -------------- -------------  ---------------

                                                                (22,118)        (7,645)       (42,736)        (13,730)
                                                         =============== ============== ============== ===============


9.       Subsequent Events

On April 21, 2000, the Company completed the acquisition of Laptop Lane Limited ("Laptop Lane"), a Washington corporation. The Company acquired Laptop Lane for approximately $18,000,000 consisting of approximately 1,000,000 common stock shares of the Company exchanged for all outstanding common stock shares of Laptop Lane and the purchase of all outstanding Laptop Lane stock options for $431,000. In the event that Laptop Lane meets certain performance goals, the former Laptop Lane stockholders will receive an additional 333,333 common stock shares of the Company. Additionally, in connection with the acquisition, the Company provided $6,000,000 in working capital to Laptop Lane, under a secured promissory note.

In connection with the Company's proposed purchase of Laptop Lane, the Company announced on February 9, 2000 that it, together with CMGI, Inc. and Compaq Computer Corporation, will provide equity funding and services to a new initiative called SoftNet Zone, contingent on completing the Laptop Lane acquisition and other customary closing conditions. In addition to its contribution of funding and services, the Company also announced that it plans to contribute its interest in Laptop Lane to this new venture. It is the Company's intention to maintain a majority interest in SoftNet Zone. The proposed strategy of SoftNet Zone is to offer mobile computing and Internet services, both wired and wireless, to global business travelers.

On April 20, 2000, the Company announced a letter of intent has been signed with Delta Air Lines Inc. ("Delta") to provide wireless Internet access and business services to Delta customers at Delta's gates and Crown Room Clubs. As a part of this alliance, Delta will gain a minority equity position in SoftNet Zone .

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

Overview

The Company currently operates through two subsidiaries. The first, ISP Channel, Inc. ("ISP Channel") is a leading provider of high speed Internet access over cable to both residential and commercial customers while the second, Intelligent Communications, Inc. ("Intellicom"), provides two-way broadband satellite connectivity utilizing very small aperture terminal ("VSAT") technology to a wide variety of business customers, the majority of whom are rural Internet service providers ("ISPs"), which use Intellicom's service to connect from remote points of presence, through Intellicom's network operations center in Livermore, California, to the Internet. ISP Channel is currently one of Intellicom's larger customers and, as of March 31, 2000, 23 of the 79 systems deployed by ISP Channel, utilized Intellicom's service in preference to terrestrial lines such as T1s.

In addition, on April 21, 2000, the Company acquired Laptop Lane Limited ("Laptop Lane"), a leading provider of business center services in airports. The purchase price for this acquisition is described in "Liquidity and Capital Resources" section. The Company intends to use Laptop Lane as the cornerstone of a new venture, SoftNet Zone that will offer mobile computing and Internet services, both wired and wireless, to global business travelers. Through recent arrangements with strategic investors CMGI and Compaq, as well as Cisco, Nokia and Delta Air Lines, to form SoftNet Zone, the Company plans to bring broadband Internet access to mobile business professionals around the world. As a result of the Laptop Lane acquisition, the Company anticipates recording a significant amount of goodwill in the third quarter of fiscal 2000, which will adversely affect our earnings and profitability for the foreseeable future. If the amount of such recorded goodwill is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill recorded during such time periods, the period of amortization could be shortened, which may further increase annual amortization charges. Our business and financial condition could be materially and adversely affected. As a result of this business venture, managements attention and resources may be diverted from other business activities, which may materially and adversly effect our business and financial condition.

The revenue for ISP Channel comprises primarily of (i) monthly access fees received from cable modem customers, (ii) revenue from cable modem rental and sales, and (iii) revenue generated by traditional dial-up ISP services and business services. Revenue generated through the cable modem business is generally split equally with the cable operator (though ISP Channel usually takes a higher split for the first 200 customers on any given system) and is reported in our financial statements net of the portion paid to the cable operator.

The revenue for Intellicom comprises (i) monthly fees paid by users of the satellite service on a per VSAT basis, (ii) VSAT-related equipment sales, (iii) revenue from sub-leasing of excess satellite transponder space and (iv) data center processing fees. The last category represents legacy business that Intellicom exited September 30, 1999, to focus on its core business of providing high-speed Internet access using two-way satellite technology. While Intellicom receives revenue from ISP Channel in return for satellite services, such revenue is eliminated in the consolidated financial statements.

Cost of sales primarily consists of the cost of connectivity for both ISP Channel and Intellicom. Within ISP Channel these costs include the links between the cable headends where it has systems deployed and a central office of the public switched telephone network; links between the central office and ISP Channel's network operations center in Mountain View; and in the case of one-way cable systems, where the return path from the customer to the cable headend is through a dial-up connection, the cost of telephone lines into the headend. It is ISP Channel's intention to minimize further deployments of one-way systems, however, due to the higher cost to the Company in providing such service and the fact that the customer offering is substantially less compelling than in a two-way system. Intellicom's principal cost of sales comprises satellite transponder fees. Currently, the Company has transponder space on two satellites, GE-3 and SatMex 5, both of which provide coverage over the continental United States and beyond.

The Company reports operating expenses in several categories: (i) selling and marketing, includes, in addition to the costs of selling and marketing the Company's services to end users, customer care, content production, and cable partnering costs; (ii) engineering, which includes the costs of maintaining and manning the network operations center, field engineering and information technology; and (iii) general and administrative costs. Also included in operating expenses is depreciation, amortization and stock compensation expense. Amortization primarily comprises the write off of the cost of launch incentives, which are paid to cable operators, usually in the form of stock in the Company, as an enticement to enter into long-term contracts with the Company. These payments are amortized over the life of the contract between the cable operator and the Company. Compensation expense primarily relates to stock options granted between October 1998 and March 1999. Although these options were granted at the then fair market value of the Company's common stock at the time of grant, the stockholders of the Company did not formally approve the underlying option plan until April 13, 1999, the date of the Company's annual meeting. Under APB 25, the Company must recognize as a charge the difference between these various grant prices and $59.875, the closing price on the date of stockholder approval of the stock option plan. This charge, totaling approximately $79 million, will be recognized as a non-cash charge amortized over a vesting period of approximately four years.

Results of Operations for the Three Months Ended March 31, 2000 compared to the Three Months Ended March 31, 1999

Net Sales. Consolidated net sales increased $664,000, or 65%, to $1,691,000 for the three months ended March 31, 2000, as compared to $1,027,000 for the three months ended March 31, 1999. Net sales for ISP Channel increased $788,000, or 144%, to $1,337,000 for the three months ended March 31, 2000, as compared to $549,000 for the three months ended March 31, 1999, as a result of signing up new cable affiliates and obtaining new subscribers. Net sales associated with ISP Channel's subscriber fees increased $624,000, or 307%, to $827,000 for the three months ended March 31, 2000, as compared to $203,000 for the three months ended March 31, 1999. Net sales associated with the installation of cable modems to ISP Channel subscribers increased $131,000 to $304,000 for the three months ended March 31, 2000, as compared to $173,000 for the three months ended March 31, 1999. The Company believes that subscriber fee and other revenues will continue to increase as ISP Channel continues to rollout its business plan. Net sales associated with the segment's non-cable based dial-up and business-to-business Internet access offerings increased $33,000 to $206,000 for the three months ended March 31, 2000, as compared to $173,000 for the three months ended March 31, 1999.

Net sales for Intellicom decreased $124,000, or 26%, to $354,000 for the three months ended March 31, 2000, as compared to $478,000 for the fifty-one days ended March 31, 1999, as a result of Intellicom exiting from the data processing service business on September 30, 1999 and no transponder sublease income for the three months ended March 31, 2000; offset by an additional thirty-nine days of net sales for the three-months ended March 31, 2000 as compared to fifty-one days ended March 31, 1999 due to the acquisition of Intellicom on February 9, 1999. Net sales from Intellicom's core business of satellite-based Internet services increased $127,000, or 119%, to $234,000 for the three months ended March 31, 2000, as compared to $107,000 for the fifty-one days ended March 31, 1999. Other sources of sales, excluding data processing service fees and transponder sublease income, decreased $18,000, or 13%, to $119,000 for the three months ended March 31, 2000, as compared to $137,000 for the fifty-one days ended March 31, 1999.

Cost of Sales. Consolidated cost of sales increased $1,142,000, or 128%, to $2,033,000 for the three months ended December 3l, 1999, as compared to $891,000 for the three months ended March 31, 1999. Cost of sales for ISP Channel increased $431,000, or 81%, to $1,031,000 for the three months ended March 31, 2000, as compared to $570,000 for the three months ended March 31, 1999, as a result of the corresponding growth in net sales. The single largest component of ISP Channel's cost of sales are telephony costs, which amounted to $827,000 for the three months ended March 31, 2000 as compared to $444,000 for the three months ended March 31, 1999. The Company believes that these costs will remain the same or decrease as a percentage of total net sales as ISP Channel expects to realize some degree of cost savings in its telephony charges due to better negotiated national contracts, scale, and the replacement of expensive T1 lines in certain areas with Intellicom's satellite-based technology, which has a lower cost basis in most cases.

Cost of sales for Intellicom increased $681,000, or 212%, to $1,002,000 for the three months ended March 31, 2000, as compared to $321,000 for the fifty-one days ended March 31, 1999, primarily as a result of Intellicom leasing segment space of a full transponder beginning on December 1, 1999 in preparation for providing satellite-based Internet services to fulfill several large sales agreements recently entered into, and an additional thirty-nine days of cost of sales for March 31, 2000 as compared to March 31, 1999 due to the acquisition of Intellicom on February 9, 1999. The single largest component of Intellicom's cost of sales are the transponder fees, which amounted to $847,000 for the three months ended March 31, 2000, as compared to $173,000 for the fifty-one days ended March 31, 1999. The Company believes that these costs will continue to increase as Intellicom leases segment space on additional satellites in the future corresponding to the roll-out of Intellicom's business plan.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of non-cash compensation expense of $517,000 for 2000 and no expense for 1999) increased $4,164,000 to $6,526,000 for the three months ended March 31, 2000, as compared to $2,362,000 for the three months ended March 31, 1999. Selling and marketing expenses for ISP Channel increased $3,533,000, or 153%, to $5,851,000 for the three months ended March 31, 2000, as compared to $2,318,000 for the three months ended March 31, 1999. The significant growth in ISP Channel's selling and marketing expense is a result of the significant hiring that the Company has done to properly staff these departments. In addition, ISP Channel launched numerous national and regional marketing campaigns in an effort to add subscribers, as well as to attract new cable affiliates. The Company believes that these costs will continue to increase as ISP Channel continues to develop its business and enhance its sales efforts with recurring nationwide marketing campaigns.

Selling and marketing expenses for Intellicom increased $630,000, to $675,000 for the three months ended March 31, 2000, as compared to $45,000 for the fifty-one days ended March 31, 1999, primarily as a result of the significant hiring that the Company has done to properly staff these departments. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.

Engineering. Consolidated engineering expenses (exclusive of non-cash compensation expense of $502,000 for 2000 and no expense for 1999) increased $4,405,000, or 604%, to $5,135,000 for the three months ended March 31, 2000, as compared to $730,000 for the three months ended March 31, 1999. Engineering expenses for ISP Channel increased $3,804,000, or 524%, to $4,531,000 for the three months ended March 31, 2000, as compared to $727,000 for the three months ended March 31, 1999. The growth in ISP Channel's engineering expense is largely a result of round-the-clock staffing of the Company's Network Operating Center and the introduction of field engineering services. The Company believes that these costs will continue to increase as ISP Channel continues to develop its business.

Engineering expenses for Intellicom increased $601,000 to $604,000 for the three months ended March 31, 2000, as compared to $3,000 for the fifty-one days ended March 31, 1999, primarily as a result of the significant hiring that the Company has done to properly staff these departments. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.

General and Administrative. Consolidated general and administrative expenses (exclusive of non-cash compensation expense of $4,096,000 for 2000 and $1,009,000 for 1999) increased $1,327,000, or 57%, to $3,640,000 for the three months ended March 31, 2000, as compared to $2,313,000 for the three months ended March 31, 1999. The Company's corporate and ISP Channel general and administrative expenses increased $1,196,000, or 59%, to $3,212,000 for the three months ended March 31, 2000, as compared to $2,016,000 for the three months ended March 31, 1999. The growth in the Company's corporate and ISP Channel general and administrative expenses are a result of the hiring that the Company has done to properly staff the Company's administrative, executive and finance departments as the Company continues to grow. The Company believes that these costs will continue to increase as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations.

General and administrative expenses for Intellicom increased $132,000, or 45%, to $428,000 for the three months ended March 31, 2000, as compared to $296,000 for the fifty-one days ended March 31, 1999, primarily as a result of leasing an additional office facility in Livermore, California; the write off of a customer receivable; and an additional thirty-nine days of general and administrative expenses for March 31, 2000 as compared to March 31, 1999 due to the acquisition of Intellicom on February 9, 1999. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.

Depreciation and Amortization. Consolidated depreciation and amortization expenses increased $3,524,000, or 431%, to $4,341,000 for the three months ended March 31, 2000, as compared to $817,000 for the three months ended March 31, 1999. Depreciation and amortization for ISP Channel and corporate increased $3,244,000, or 811%, to $3,643,000 for the three months ended March 31, 2000, as compared to $399,000 for the three months ended March 31, 1999 as a result of increased depreciation on expanded property, plant and equipment as well as amortization of costs associated with ISP Channel's Cable Affiliates Incentive Program. The Company believes that these expenses will increase as the Company continues to expand the Company's facilities and continues to offer additional incentives to acquire new cable affiliates. In particular, the Company expects the amortization of the intangible asset associated with ISP Channel's Cable Affiliates Incentive Program to increase significantly as a result of the agreement with Mediacom and other new cable affiliates. Additionally, the Company believes depreciation expense will continue to increase as additional headends and cable modems are deployed.

Depreciation and amortization expense for Intellicom increased $280,000, or 67%, to $698,000 for the three months ended March 31, 2000, as compared to $418,000 for the fifty-one days ended March 31, 1999, primarily as a result of an additional thirty-nine days of depreciation and amortization expense for March 31, 2000 as compared to March 31, 1999 due to the acquisition of Intellicom on February 9, 1999. The Company believes depreciation expense will increase as Intellicom continues to expand its facilities, while amortization expense is expected to remain the same.

Compensation Expense Related to Stock Options. For the three months ended March 31, 2000, the Company recognized a non-cash compensation expense related to stock options of $5,115,000, of which $4,829,000 related to employee stock options and $286,000 to non-employees. Generally accepted accounting principles require that options issued to non-employees be "marked-to-market" until such time as the options have been earned. Therefore, the Company expects this amount to either increase or decrease based on the fluctuations in the trading price of the Company's common stock. The amount related to employee stock options is also expected to increase in future periods as a result of the Company starting to incur this expense in April 1999.

Interest Expense. Consolidated interest expense decreased $196,000, or 32%, to $412,000 for the three months ended March 31, 2000, as compared to $608,000 for the three months ended March 31, 1999. This decrease is primarily due to the reduction of interest expense resulting from the conversion of the 9% senior subordinated convertible notes, related interest notes resulting from the Secondary Offering and accrued interest into 765,201 shares of the Company's common stock offset by increased interest expense resulting from increased lease financing associated with the capital expansion needs of ISP Channel.

Interest Income. Consolidated interest income was $3,421,000 for the three months ended March 31, 2000, as compared to $87,000 for the three months ended March 31, 1999. This increase was primarily due to the increased cash, cash equivalent and short-term investment balances from the proceeds of the Secondary Offering and the sale of 5,000,000 common stock shares for $128,750,000 to Pacific Century CyberWorks Limited on December 13, 1999.

Other Income (Expense). Other expense was $28,000 for the three months ended March 31, 2000, as compared to $29,000 for the three months ended March 31, 1999.

Income Taxes. The Company made no provision for income taxes for the three months ended March 31, 2000 and the three months ended March 31, 1999, as a result of the Company's continuing losses.

Loss from Discontinued Operations. The Company recognized a net loss of $246,000 for the three months ended March 31, 1999. This consisted of a net loss from the Company's document management segment of $251,000 and net income from the Company's telecommunications segment of $5,000 for the three months ended March 31, 1999. There is no income from discontinued operations for the three months ended March 31, 2000, due to the sale of substantially all of the assets of the Company's telecommunications segment, Kansas Communications, Inc., on February 12, 1999 and the sale of the Company's document management segment, Micrographic Technology Corporation, on September 30, 1999.

Preferred Dividends. The Company paid aggregate dividends of $171,000 during the three months ended March 31, 1999 on its then outstanding 5% Redeemable Convertible Preferred Stock.

Net Loss. For the three months ended March 31, 2000, the Company had a net loss applicable to common shares of $22,118,000, or a loss per share of $0.93, compared to a net loss of $8,062,000 for the three months ended March 31, 1999, or a loss per share of $0.87.

Results of Operations for the Six months Ended March 31, 2000 compared to the Six months Ended March 31, 1999

Net Sales. Consolidated net sales increased $1,496,000, or 102%, to $2,967,000 for the six months ended March 31, 2000, as compared to $1,471,000 for the six months ended March 31, 1999. Net sales for ISP Channel increased $1,302,000, or 131%, to $2,295,000 for the six months ended March 31, 2000, as compared to $993,000 for the six months ended March 31, 1999, as a result of signing up new cable affiliates and obtaining new subscribers. Net sales associated with ISP Channel's subscriber fees increased $978,000, or 256%, to $1,360,000 for the six months ended March 31, 2000, as compared to $382,000 for the six months ended March 31, 1999. Net sales associated with the installation of cable modems to ISP Channel subscribers increased $266,000 to $530,000 for the six months ended March 31, 2000, as compared to $264,000 for the six months ended March 31, 1999. The Company believes that subscriber fee and other revenues will continue to increase as ISP Channel continues to rollout its business plan. Net sales associated with the segment's non-cable based dial-up and business-to-business Internet access offerings increased $58,000 to $405,000 for the six months ended March 31, 2000, as compared to $347,000 for the six months ended March 31, 1999.

Net sales for Intellicom increased $194,000, or 40%, to $672,000 for the six months ended March 31, 2000, as compared to $478,000 for the fifty-one days ended March 31, 1999, as a result of an additional one-hundred-thirty-one days of net sales for six months ended March 31, 2000 as compared to fifty-one days ended March 31, 1999 due to the acquisition of Intellicom on February 9, 1999, offset by Intellicom exiting from the data processing service business on September 30, 1999 and no transponder sublease income for the six months ended March 31, 2000. Net sales from Intellicom's core business of satellite-based Internet services increased $334,000, or 312%, to $441,000 for the six months ended March 31, 2000, as compared to $107,000 for the fifty-one days ended March 31, 1999. Other sources of sales, excluding data processing service fees and transponder sublease income, increased $94,000, or 69%, to $231,000 for the six months ended March 31, 2000, as compared to $137,000 for the fifty-one days ended March 31, 1999.

Cost of Sales. Consolidated cost of sales increased $2,245,000, or 173%, to $3,543,000 for the six months ended March 31, 2000, as compared to $1,298,000 for the six months ended March 31, 1999. Cost of sales for ISP Channel increased $926,000, or 95%, to $1,903,000 for the six months ended March 31, 2000, as compared to $977,000 for the six months ended March 31, 1999, as a result of the corresponding growth in net sales. The single largest component of ISP Channel's cost of sales are telephony costs, which amounted to $1,762,000 for the six months ended March 31, 2000 as compared to $774,000 for the six months ended March 31, 1999. The Company believes that these costs will remain the same or decrease as a percentage of total net sales as ISP Channel expects to realize some degree of cost savings in its telephony charges due to better negotiated national contracts, scale, and the replacement of expensive T1 lines in certain areas with Intellicom's satellite-based technology, which has a lower cost basis in most cases.

Cost of sales for Intellicom increased $1,319,000, or 411%, to $1,640,000 for the six months ended March 31, 2000, as compared to $321,000 for the three months ended March 31, 1999, primarily as a result of Intellicom leasing segment space of a full transponder beginning on December 1, 1999 in preparation for providing satellite-based Internet services to fulfill several large sales agreements recently entered into, and an additional thirty-nine days of cost of sales for March 31, 2000 as compared to March 31, 1999 due to the acquisition of Intellicom on February 9, 1999. The single largest component of Intellicom's cost of sales are the transponder fees, which amounted to $1,356,000 for the six months ended March 31, 2000, as compared to $173,000 for the fifty-one days ended March 31, 1999. The Company believes that these costs will continue to increase as Intellicom leases segment space on additional satellites in the future corresponding to the roll-out of Intellicom's business plan.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of non-cash compensation expense of $1,905,000 for 2000 and no expense for 1999) increased $7,702,000, or 176%, to $12,072,000 for the six months ended March 31, 2000, as compared to $4,370,000 for the six months ended March 31, 1999. Selling and marketing expenses for ISP Channel increased $6,587,000, or 152%, to $10,911,000 for the six months ended March 31, 2000, as compared to $4,324,000 for the six months ended March 31, 1999. The significant growth in ISP Channel's selling and marketing expense is a result of the significant hiring that the Company has done to properly staff these departments. In addition, ISP Channel launched numerous national and regional marketing campaigns in an effort to add subscribers, as well as to attract new cable affiliates. The Company believes that these costs will continue to increase as ISP Channel continues to develop its business and enhance its sales efforts with recurring nationwide marketing campaigns.

Selling and marketing expenses for Intellicom increased $1,116,000 to $1,161,000 for the six months ended March 31, 2000, as compared to $45,000 for the fifty-one days ended March 31, 1999, primarily as a result of the significant hiring that the Company has done to properly staff these departments. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.

Engineering. Consolidated engineering expenses (exclusive of non-cash compensation expense of $1,393,000 for 2000 and no expense for 1999) increased $7,787,000, or 530%, to $9,256,000 for the six months ended March 31, 2000, as compared to $1,469,000 for the six months ended March 31, 1999. Engineering expenses for ISP Channel increased $6,660,000, or 454%, to $8,125,000 for the six months ended March 31, 2000, as compared to $1,465,000 for the six months ended March 31, 1999. The growth in ISP Channel's engineering expense is largely a result of round-the-clock staffing of the Company's Network Operating Center and the introduction of field engineering services. The Company believes that these costs will continue to increase as ISP Channel continues to develop its business.

Engineering expenses for Intellicom increased $1,128,000 to $1,131,000 for the six months ended March 31, 2000, as compared to $3,000 for the fifty-one days ended March 31, 1999, primarily as a result of the significant hiring that the Company has done to properly staff these departments. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.

General and Administrative. Consolidated general and administrative expenses (exclusive of non-cash compensation expense of $7,981,000 for 2000 and $1,041,000 for 1999) increased $2,813,000, or 67%, to $6,990,000 for the six months ended March 31, 2000, as compared to $4,177,000 for the six months ended March 31, 1999. The Company's corporate and ISP Channel general and administrative expenses increased $2,406,000, or 62%, to $6,288,000 for the six months ended March 31, 2000, as compared to $3,882,000 for the six months ended March 31, 1999. The growth in the Company's corporate and ISP Channel general and administrative expenses are a result of the hiring that the Company has done to properly staff the Company's administrative, executive and finance departments as the Company continues to grow. The Company believes that these costs will continue to increase as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations.

General and administrative expenses for Intellicom increased $406,000, or 137%, to $702,000 for the six months ended March 31, 2000, as compared to $296,000 for the fifty-one days ended March 31, 1999, primarily as a result of leasing an additional office facility in Livermore, California; the write off of a customer receivable; and an additional one-hundred-thirty-one days of general and administrative expenses for March 31, 2000 as compared to March 31, 1999 due to the acquisition of Intellicom on February 9, 1999. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.

Depreciation and Amortization. Consolidated depreciation and amortization expenses increased $5,384,000, or 279%, to $7,311,000 for the six months ended March 31, 2000, as compared to $1,927,000 for the six months ended March 31, 1999. Depreciation and amortization for ISP Channel and corporate increased $4,442,000, or 294%, to $5,952,000 for the six months ended March 31, 2000, as compared to $1,510,000 for the six months ended March 31, 1999 as a result of increased depreciation on expanded property, plant and equipment as well as amortization of costs associated with ISP Channel's Cable Affiliates Incentive Program. The Company believes that these expenses will increase as the Company continues to expand the Company's facilities and continues to offer additional incentives to acquire new cable affiliates. In particular, the Company expects the amortization of the intangible asset associated with ISP Channel's Cable Affiliates Incentive Program to increase significantly as a result of the agreement with Mediacom and other new cable affiliates. Additionally, the Company believes depreciation expense will continue to increase as additional headends and cable modems are deployed.

Depreciation and amortization expense for Intellicom increased $941,000, or 225%, to $1,359,000 for the six months ended March 31, 2000, as compared to $418,000 for the fifty-one days ended March 31, 1999, primarily as a result of an additional one-hundred-thirty-one days of depreciation and amortization expense for March 31, 2000 as compared to March 31, 1999 due to the acquisition of Intellicom on February 9, 1999. The Company believes depreciation expense will increase as Intellicom continues to expand its facilities, while amortization expense is expected to remain the same.

Compensation Expense Related to Stock Options. For the six months ended March 31, 2000, the Company recognized a non-cash compensation expense related to stock options of $11,279,000, of which $10,593,000 related to employee stock options and $686,000 to non-employees. Generally accepted accounting principles require that options issued to non-employees be "marked-to-market" until such time as the options have been earned. Therefore, the Company expects this amount to either increase or decrease based on the fluctuations in the trading price of the Company's common stock. The amount related to employee stock options is also expected to increase in future periods as a result of the Company starting to incur this expense in April 1999.

Interest Expense. Consolidated interest expense decreased $349,000, or 31%, to $778,000 for the six months ended March 31, 2000, as compared to $1,127,000 for the six months ended March 31, 1999. This decrease is primarily due to the reduction of interest expense resulting from the conversion of the 9% senior subordinated convertible notes, related interest notes resulting from the Secondary Offering and accrued interest into 765,201 shares of the Company's common stock offset by increased interest expense resulting from increased lease financing associated with the capital expansion needs of ISP Channel.

Interest Income. Consolidated interest income was $5,563,000 for the six months ended March 31, 2000, as compared to $240,000 for the six months ended March 31, 1999. This increase was primarily due to the increased cash and cash equivalent balances from the proceeds of the Secondary Offering and the sale of 5,000,000 common stock shares for $128,750,000 to Pacific Century CyberWorks Limited on December 13, 1999.

Other Income (Expense). Other expense was $37,000 for the six months ended March 31, 2000, as compared to $32,000 for the six months ended March 31, 1999.

Income Taxes. The Company made no provision for income taxes for the six months ended March 31, 2000 and the six months ended March 31, 1999, as a result of the Company's continuing losses.

Loss from Discontinued Operations. The Company recognized a net loss of $384,000 for the six months ended March 31, 1999. This consisted of a net loss from the Company's document management segment of $527,000 and net income from the Company's telecommunications segment of $143,000 for the six months ended March 31, 1999. There is no income from discontinued operations for the six months ended March 31, 2000, due to the sale of substantially all of the assets of the Company's telecommunications segment, Kansas Communications, Inc., on February 12, 1999 and the sale of the Company's document management segment, Micrographic Technology Corporation, on September 30, 1999.

Preferred Dividends. The Company paid aggregate dividends of $414,000 during the six months ended March 31, 1999 on its then outstanding 5% Redeemable Convertible Preferred Stock.

Net Loss. For the six months ended March 31, 2000, the Company had a net loss applicable to common shares of $42,736,000, or a loss per share of $1.99, compared to a net loss of $14,528,000 for the six months ended March 31, 1999, or a loss per share of $1.64.

Liquidity and Capital Resources

Since September 1998, the Company has funded the significant negative cash flows from its operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. On October 12, 1999, the Company entered into memorandum of understanding with Pacific Century CyberWorks Limited ("Pacific Century") to form a joint venture, Pacific Century SoftNet, to market products and services to cable operators in 50 countries throughout Asia. On December 13, 1999 in conjunction with this joint venture, the Company completed a private placement of 5,000,000 common stock shares for $128,750,000 to Pacific Century, and entitled Pacific Century to designate two persons for election to the Board of Directors. To date, the Company has procured an aggregate of $25.7 million in capital lease lines and credit facilities from various equipment vendors and financial sources, of which, approximately $7.5 million remains unutilized. As of March 31, 2000, the Company had $224,838,000 in cash, cash equivalents and short-term investments compared with $6,554,000 one year prior.

Net cash used in operating activities of continuing operations for the six months ended March 31, 2000 was $33,779,000. Of this amount, approximately $42,736,000 million stemmed from the Company's net loss from continuing operations as reduced by approximately $19,093,000, for non-cash charges, primarily depreciation ($4,919,000), amortization ($2,392,000) and compensation expense related to stock options ($11,279,000). This was offset in part by approximately $10,136,000, which was generated from an increase in operating assets and decrease in operating liabilities.

Net cash used in investing activities of continuing operations for the six months ended March 31, 2000 was approximately $106,875,000. Of this amount, $89,199,000 was used to purchase net short-term investments, $8,153,000 was used to purchase property, plant and equipment, $5,263,000 was used to acquire long-term equity investments, and $5,000,000 was used to provide working capital to Laptop Lane, Ltd. under a secured promissory note prior to the close of the acquisition. Gross purchases of property, plant and equipment amounted to $14,713,000, the difference being funded through capital lease lines and credit facilities from various equipment vendors and financial sources.

Net cash provided by financing activities for the six months ended March 31, 2000 was $134,339,000 primarily through the private placement sale of 5,000,000 common stock shares to Pacific Century Cyberworks Limited for $128,750,000, and issuance of promissory note for $3,128,000.

On April 21, 2000, the Company completed the acquisition of Laptop Lane, a Washington corporation. The Company acquired Laptop Lane for approximately $18,000,000 consisting of approximately 1,000,000 common stock shares of the Company exchanged for all outstanding common stock shares of Laptop Lane and the purchase of all outstanding Laptop Lane stock options for $431,000. In the event that Laptop Lane meets certain performance goals, the former Laptop Lane stockholders will receive an additional 333,333 common stock shares of the Company. Additionally, in connection with the acquisition, the Company provided $6,000,000 in working capital to Laptop Lane, under a secured promissory note.

In connection with the Company's proposed purchase of Laptop Lane, the Company announced on February 9, 2000 that it, together with CMGI, Inc. and Compaq Computer Corporation, will provide equity funding and services to a new initiative called SoftNet Zone, contingent on completing the Laptop Lane acquisition and other customary closing conditions. In addition to its contribution of funding and services, the Company also announced that it plans to contribute its interest in Laptop Lane to this new venture. It is the Company's intention to maintain a majority interest in SoftNet Zone. The proposed strategy of SoftNet Zone is to offer mobile computing and Internet services, both wired and wireless, to global business travelers.

The Company believes it has sufficient cash and unutilized lease facilities to meet its presently anticipated business requirements over the next twelve months including the funding of net operating losses, working capital requirements, capital investments and strategic investments.

Year 2000 Issues

In the past, many computer systems and software products were designed with a two digit format in the year portion of the date code field. This posed a problem for dates after December 31, 1999, due to many computer systems and software products would turnover to "00" in the year portion of the date code field, and therefore not distinguish year 2000 from year 1900 (commonly referred to as the "Year 2000" or "Y2K" issue). In order to distinguish twenty-first century dates from twentieth century dates, the year portion of the date code fields require a four digit format. As a result, computer systems and software products used by many companies were upgraded or modified to accept the four digit format the in year portion of the date code field. Prior to December 31, 1999, the Company formulated and implemented a comprehensive Y2K Plan, as described in the Company's Form 10-K for the fiscal year ended September 30, 1999, to comply with Y2K requirements. To date, and with the January 1, 2000 date rollover, the Company, to its knowledge, has not experienced any material disruptions associated with the Y2K issue internally or externally through its cable affiliates, critical suppliers, service providers and contractors. However, the Company cannot determine if it will be subject to Y2K problems in the future or if any Y2K problems have arisen that it has failed to detect. The Company does not separately track the internal costs incurred for the Y2K project, which costs are principally related to payroll costs for the Company's information systems staff. The external costs, primarily consultants, is approximately $350,000 through March 31, 2000. The failure of one or more systems of the Company or its business partners due to the Y2K issue may have a material adverse effect on the Company's ability to conduct business, as well as the Company's financial position and results of operations.

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

We had short-term investments of $141,654,000 at March 31, 2000. These short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and eighteen months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10 percent from levels at March 31, 2000 would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

We had outstanding convertible debt instruments of approximately $3,461,000 at March 31, 2000. These instruments have fixed interest rates ranging from 5.0% to 9.0%. Because the interest rates of these instruments are fixed, a hypothetical 10 percent decrease in interest rates will not have a material effect on us. Increases in interest rates, however, increase the interest expense associated with future borrowing by us, if any. We do not hedge against interest rate fluctuations.

Equity Price Risk

We own 24,925 shares of common stock of Convergent Communications, Inc. These shares were obtained as partial consideration with respect to the sale of our wholly owned subsidiary, Kansas Communications, Inc. At March 31, 2000, the closing price of Convergent Communications, Inc.'s common stock was $10.875, as listed on the NASDAQ National Market. As a result, we valued this investment on our balance sheet at March 31, 2000 at its market value of $271,000. Unrealized gains and losses are excluded from earnings and are reported in the "Accumulated Other Comprehensive Income" component of stockholders' equity. We do not hedge against equity price changes.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has no material pending litigation

Item 2.  Changes in Securities

On November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). Under the terms of the Affiliate Agreement, Mediacom agrees to use the Company's wholly owned subsidiary, ISP Channel, Inc. ("ISP Channel"), as the exclusive provider of Internet access to customers passed by Mediacom's cable television systems for 10 years, with an option for Mediacom to terminate the Affiliate Agreement at 5 years. In exchange for the signing of the Affiliate Agreement by Mediacom, the Company issued a total of 3,500,000 common stock shares, consisting of 350,000 unrestricted common stock shares and 3,150,000 restricted common stock shares. The conversion of the 3,150,000 restricted common stock shares to unrestricted common stock shares is contingent upon Mediacom fulfilling the requirements of the Stockholder Agreement. Under the terms of the Stockholder Agreement, Mediacom is required to deliver 900,000 two-way capable homes passed in groups of at least 150,000 homes every 6 months commencing May 4, 2000, and upon delivery of each group of 150,000 homes passed, 525,000 restricted common stock shares become unrestricted. In the event
Mediacom fails to make available for ISP Channel services the 150,000 homes passed within one year of any applicable delivery date, then Mediacom is required to return 525,000 restricted common stock shares to the Company. In the event Mediacom delivers more than 900,000 two-way capable homes passed, the Stock Purchase Agreement requires the Company to issue additional common stock shares based on the calculation used for the original 900,000 two-way capable homes passed. Additionally, Mediacom gained the right to nominate one member to the Company's board of directors. The cable affiliate launch incentive resulting from the issuance of the 350,000 unrestricted common stock shares on November 4, 1999 is valued at $8,531,000, and is being amortized on a straight-line basis over the five year minimum life of the Affiliation Agreement. On March 29, 2000, Mediacom delivered the first group of 150,000 homes passed, accordingly 525,000 restricted common stock shares valued at $15,225,000 converted to unrestricted common stock shares, with a like amount recorded as launch incentives being amortized over the remaining life of the Affiliation Agreement. No value has been assigned to the remaining 2,625,000 restricted common stock shares at date of issuance due to the requirement for Mediacom to earn the shares by delivering 900,000 two-way capable homes passed in groups of at least 150,000 homes every 6 months commencing May 4, 2000. The remaining 2,625,000 restricted common stock shares will be valued and recorded as cable affiliate launch incentive upon conversion to unrestricted common stock shares. Additionally, upon conversion of restricted common stock shares to unrestricted common stock shares, the cable launch incentive will be amortized on a straight-line basis over the remaining minimum life of the Affiliation Agreement.

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

On the first anniversary date of the Intelligent Communications, Inc. ("Intellicom") acquisition, the Intellicom acquisition agreement requires the Company to issue $1,500,000 of common stock shares. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former shareholders of Intellicom.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The following proposals and the related votes thereon were made at the Company's annual stockholders' meeting held on February 8, 2000:

                                                        Votes         Votes        Votes        Votes       Brokers
              Description of Proposal                    For         Against     Withheld     Abstained    Non-Votes

1.   Election of Directors:
     Ian B. Aaron                                     22,133,542             -      310,285            -            -
     Edward A. Bennett                                22,281,385             -      162,442            -            -
     Dr. Lawrence B. Brilliant                        22,275,142             -      168,685            -            -
     George C. Chan                                   22,305,624             -      138,203            -            -
     Rocco B. Commisso                                22,305,624             -      138,203            -            -
     Sean P. Doherty                                  22,303,492             -      140,335            -            -
     Robert C. Harris, Jr.                            22,174,592             -      269,235            -            -
     Ronald I. Simon                                  22,154,692             -      289,135            -            -

2.   Adoption of the 2000 Employee Stock Purchase

     Plan                                             13,837,910       487,912            -       36,015    8,081,990

3.   Amendments to 1998 Stock Incentive Plan          11,251,461     2,887,288            -      223,088    8,081,990

4.   Appoint KPMG LLP as independent auditors         22,402,831        14,435            -       26,561            -


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

The Company acquired ISP Channel, Inc. ("ISP Channel") on June 21, 1996, Intelligent Communications, Inc. ("Intellicom") on February 9, 1999 and Laptop Lane Limited ("Laptop Lane") on April 21, 2000. As such, the Company has very limited operating history and experience in the Internet services business and the Company cannot assure you that the Company's ability to develop or maintain strategies and business operations for the Company's Internet services will achieve positive cash flow and profitability. The successful expansion of the Company's services will require strategies and business operations that differ from those the Company has historically employed. To be successful, the Company must develop and market products and services that are widely accepted by consumers and businesses at prices that provide cash flow sufficient to meet the Company's debt service, capital expenditures and working capital requirements.


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

The Company's Purchase of Laptop Lane Subjects the Company to Risks in a New Market

The Company purchased Laptop Lane to serve as the cornerstone of a business called SoftNet Zone, which will provide mobile computing and Internet services, both wired and wireless, to global business travelers. The Company has very little experience in the markets and technology in which Laptop Lane is focused and SoftNet Zone intends to be focused. As such, the Company is faced with risks that are new to the Company and which may adversely affect the Company's business, financial condition, and prospects. These risks include the following:

     The wireless Internet services industry may not gain commercial acceptance

     The ability to provide wireless broadband Internet access has only recently be achieved. There is no proven commercial acceptance of wireless broadband Internet services and none of the companies offering such services are profitable on such offerings. It is currently very difficult to predict whether providing wireless broadband Internet services will become a viable industry. The failure of the wireless Internet services industry to evolve in the manner in which is it currently contemplated could adversely affect the Company's business, financial condition and prospects.

     The Company may not be able to enter into strategic relationships to gain market share

     To gain market share, the Company must partner with airports, airlines, hotels, convention centers and companies in other industries serving the mobile consumer. The Company may not be able to compete with other companies that are better financed or have longer operating histories in the industry for these alliances. As a result, to gain market share the Company may be forced to enter into arrangements that may not be ideal.

     The Company faces intense competition

     The wireless Internet services business is intensely competitive. Many of the Company's competitors and potential competitors have substantially greater financial, technical and marketing resources, longer operating histories, greater name recognition and more established relationships than the Company does. The Company cannot predict whether it will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not adversely affect the Company's business, financial condition or prospects.

     The wireless Internet services industry does not have common standards

     Currently, there are many technologies designed to provide wireless Internet access. The Company may adopt a technology that does not prove to be the industry standard or leader, which would force the Company to replace equipment or risk not being competitive. The Company cannot predict how industry standards will evolve.

     The Company faces uncertainty because of government regulation

     The Company proposes to provide wireless Internet services using unlicensed frequencies. There can be no assurance that the government will not seek to license or otherwise regulate such frequencies in the future and the Company cannot predict the terms by which the government would do so. In addition, the airports, airlines, and convention centers with which the Company seeks to partner in many cases are either owned by the government or subject to heavy government regulation. As a result, the Company will be subject to numerous local, state and federal rules and regulations, which may change in the future. The Company cannot predict whether such changes, if they occur, would have an adverse affect on the business, financial condition or prospects of the Company.

The  Company's  Continued  Negative  Cash Flow And Net Losses May Depress  Stock
Prices

The Company's continued negative cash flow and net losses may result in depressed market prices for the Company's common stock. The Company cannot assure you that the Company will ever achieve favorable operating results or profitability. The Company has sustained substantial losses over the last five fiscal years. For the six months ended March 31, 2000, the Company had a net loss of $42,736,000. As of March 31, 2000, the Company had an accumulated deficit of $142,983,000. The Company expects to incur substantial additional losses and experience substantial negative cash flows as the Company expands the Company's Internet service offerings. The costs of expansion will include expenses incurred in connection with:

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

The development of the Company's business will require substantial capital infusions as a result of:

o the Company's need to enhance and expand product and service offerings to maintain the Company's competitive position and increase market share; and

o the substantial investment in equipment and corporate resources required by the continued national launching of the ISP Channel, Intellicom and SoftNet Zone services.

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

Existing Contractual Obligations Allow For Additional Issuances Of Common Stock, Which Could Further Adversely Affect The Market Price For The Company's Common Stock

As of March 31, 2000, the total number of shares of the Company's common stock underlying all of the Company's convertible securities, including common stock underlying unvested stock options and grants made under the Company's 1998 Stock Incentive Plan and 1999 Supplemental Stock Incentive Plan, was approximately 7,893,000 shares. This would have been 22.5% of the Company's outstanding common stock as of March 31, 2000, assuming such shares would have been issued as of such date. The issuance of common stock as a result of these obligations could result in immediate and substantial dilution to the holders of the Company's common stock. To the extent any of these shares of common stock are issued, the market price of the Company's common stock may decrease because of the additional shares on the market.

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

The Company's Purchases Of Intellicom And Laptop Lane May Adversely Affect the Company's Financial Condition

The purchases of Intellicom and Laptop Lane involve other risks including potential negative effects on the Company's reported results of operations from acquisition-related charges and amortization of acquired technology and other intangible assets. As a result of the Intellicom acquisition, the Company recorded approximately $16,075,000 of intangible assets. As a result of the Laptop Lane acquisition, the Company will record additional intangible assets. Such recording of intangible assets will adversely affect the Company's earnings and profitability for the foreseeable future. If the amount of such recorded intangible assets is increased or if the Company has future losses and is unable to demonstrate the Company's ability to recover the amount of intangible assets recorded during such time periods, the period of amortization could be shortened, which may further increase annual amortization charges. In such event, the Company's business and financial condition could be materially and adversely affected. In addition, both the Intellicom and Laptop Lane acquisitions were structured as purchases by the Company of all of the outstanding stock of Intellicom and Laptop Lane. As a result, the Company could be adversely affected by direct and contingent liabilities of Intellicom or Laptop Lane. It is possible that the Company is not aware of all of the liabilities of Intellicom and Laptop Lane and that Intellicom or Laptop Lane has greater liabilities than the Company expected.

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

The Company currently depends on a limited number of suppliers for certain key products and services. In particular, the Company depends on General Instrument Corporation, 3Com Corporation and Com21, Inc. for headend and cable modem equipment, Cisco Systems, Inc. for specific network routing and switching equipment, Radyne Comstream Inc. for satellite equipment, Nokia for wireless LAN equipment, and, among others, MCIWorldCom, Inc. for national Internet backbone services. Additionally, certain of the Company's cable modem and headend equipment suppliers are in litigation over their patents. The Company could experience disruptions in the delivery or increases in the prices of products and services purchased from vendors as a result of this intellectual property litigation. The Company cannot predict when delays in the delivery of key components and other products may occur due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limited availability in the suppliers' underlying raw materials. In addition, the Company may not have adequate remedies against such third parties as a result of breaches of their agreements with the Company. The inability to obtain sufficient key components or to develop alternative sources for such components could result in delays or reductions in the Company's product shipments. If that were to happen, it could have a material adverse effect on the Company's customer relationships, business, financial condition, and prospects.

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

The Year 2000 Issue Could Harm The Company's Operations

In the past, many computer systems and software products were designed with a two-digit format in the year portion of the date code field. This posed a problem for dates after December 31, 1999, due to many computer systems and software products would turnover to "00" in the year portion of the date code field, and therefore not distinguish year 2000 from year 1900 (commonly referred to as the "Year 2000" or "Y2K" issue). In order to distinguish twenty-first century dates from twentieth century dates, the year portion of the date code fields require a four-digit format. As a result, computer systems and software products used by many companies were upgraded or modified to accept the four digit format the in year portion of the date code field. Prior to December 31, 1999, the Company formulated and implemented a comprehensive Y2K Plan, as described in the Company's Form 10-K for the fiscal year ended September 30, 1999, to comply with Y2K requirements. To date, and with the January 1, 2000 date rollover, the Company, to its knowledge, has not experienced any material disruptions associated with the Y2K issue internally or externally through its cable affiliates, critical suppliers, service providers and contractors. However, the Company cannot determine if it will be subject to Y2K problems in the future or if any Y2K problems have arisen that it has failed to detect. The Company does not separately track the internal costs incurred for the Y2K project, which costs are principally related to payroll costs for the Company's information systems staff. The external costs, primarily consultants, is approximately $350,000 through March 31, 2000. The failure of one or more systems of the Company or its business partners due to the Y2K issue may have a material adverse effect on the Company's ability to conduct business, as well as the Company's financial position and results of operations.

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

3.2 By-Laws of the Company. Incorporated by reference to the Company's Registration Statement on Form S-3/A dated April 22, 1999.

10.1 Agreement and Plan of Merger by and among SoftNet Systems, Inc., a Delaware corporation; SSI Merger Sub, Inc., a Washington corporation and a wholly-owned subsidiary of SoftNet Systems, Inc.; Laptop Lane Limited, a Washington corporation; and R. Bruce Merrell and M. Grant Sharp. Incorporated by reference to the Company's Form 8-K, dated May 9, 2000.

10.2 The SoftNet Systems, Inc. 2000 Employee Stock Purchase Plan. Incorporated by reference to the Company's Registration Statement or Form S-8 filed March 22, 2000.

10.3 SoftNet Systems, Inc. Amended 1998 Stock Incentive Plan. Incorporated by reference to the Company's Registration Statement or Form S-8 filed March 23, 2000.

27   Financial Data Schedule

   -------------

(b)  Reports on Form 8-K

     Current report on Form 8-K filed with the Commission on March 17, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ Garrett J. Girvan                                   Date:      May 15, 2000
-------------------------------------------------                  ------------
Garrett J. Girvan
Chief Operating Officer


/s/ Susan Dolce                                         Date:      May 15, 2000
-------------------------------------------------                  ------------
Susan Dolce
Controller