Form 10-Q
period 2000-06-30
SOFTNET SYSTEMS INC
filed 2000-08-14
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                   Class                     Outstanding at July 31, 2000
      -------------------------------        -----------------------------
       Common stock, $0.01 par value                   28,506,891

                     SoftNet Systems, Inc. and Subsidiaries
                                      Index

                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2000 and
        September 30, 1999 .............................................   2

     Condensed Consolidated Statements of Operations for the three
        months and nine months ended June 30, 2000 and 1999 ............   3

     Condensed Consolidated Statements of Cash Flows for the nine months
        ended June 30, 2000 and 1999 ...................................   4

     Notes to Condensed Consolidated Financial Statements ..............   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................  11

Item 3   Quantitative and Qualitative Disclosures About Market Risk.....  21

PART II- OTHER INFORMATION

Item 1   Legal Proceedings..............................................  22

Item 2   Changes in Securities..........................................  22

Item 3   Defaults Upon Senior Securities................................  22

Item 4   Submission of Matters to a Vote of Security Holders............  22

Item 5   Other Information..............................................  23

Item 6   Exhibits and Reports on Form 8-K...............................  40

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     SoftNet Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                          June 30,       September 30,
                                                                                            2000             1999
                                                                                            ----             ----
                                       ASSETS

Current assets:
   Cash and cash equivalents...................................................        $      41,966    $      89,499
   Short-term investments......................................................              154,841           52,586
   Accounts receivable, net....................................................                2,897              935
   Notes receivable............................................................                    -            1,000
   Inventory...................................................................                5,735            1,991
   Other current assets........................................................                5,145            1,776
                                                                                       -------------    -------------
Total current assets...........................................................              210,584          147,787

Restricted cash................................................................                  992              922
Property and equipment, net....................................................               44,886           26,743
Acquired technology and other intangibles, net.................................               66,592           24,500
Other assets...................................................................               13,882            5,872
                                                                                       -------------    -------------
                                                                                       $     336,936    $     205,824
                                                                                       =============    =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.......................................        $      18,932    $      15,545
   Current portion of long-term debt...........................................                4,933            2,084
   Current portion of capital lease obligation.................................                4,926            1,760
                                                                                       -------------    -------------
Total current liabilities......................................................               28,791           19,389

Long-term debt, net of current portion.........................................                4,249           17,281
Capital lease obligation, net of current portion...............................                4,958            1,945
Business acquisition liability.................................................                2,000            3,500
                                                                                       -------------    -------------
Total Liabilities..............................................................               39,998           42,115
                                                                                       -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred  stock,  $0.10 par value,  3,970,000 shares  designated,  no shares
   issued and outstanding......................................................                    -                -
   Common  stock,  $0.01  par  value,   100,000,000  shares  authorized;
   28,254,723 and 17,225,523 shares issued and outstanding, respectively ......                  256              172
   Additional-paid-in capital..................................................              498,856          327,445
   Deferred stock compensation.................................................              (32,472)         (63,346)
   Accumulated comprehensive loss..............................................                 (729)            (315)
   Accumulated deficit.........................................................             (168,973)        (100,247)
                                                                                       --------------   -------------
Total stockholders' equity.....................................................              296,938          163,709
                                                                                       -------------    -------------
                                                                                       $     336,936    $     205,824
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

                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                      Three Months              Nine Months
                                                                                      Ended June 30,           Ended June 30,
                                                                                   --------------------    --------------------
                                                                                     2000        1999        2000         1999
                                                                                   --------    --------    --------     -------
     Net sales ..................................................................  $  8,574    $  1,317    $ 11,541    $  2,788
     Cost of sales ..............................................................     6,931       1,460      10,474       2,758
                                                                                   --------    --------    --------     -------
     Gross profit (loss) ........................................................     1,643        (143)      1,067          30
                                                                                   --------    --------    --------     -------

     Operating expenses:
       Selling and marketing, exclusive of non-cash
       compensation expense (see table below) ...................................     6,919       4,197      18,991       8,567
       Engineering, exclusive of non-cash compensation
       expense (see table below) ................................................     6,222       1,856      15,478       3,325
       General and administrative, exclusive of non-cash
       compensation expense (see table below) ...................................     5,596       2,439      12,586       6,616
       Depreciation .............................................................     3,565         938       8,484       2,140
       Amortization .............................................................     3,117         872       5,509       1,597
       Compensation related to stock options (see table below)...................     5,039       5,680      16,318       6,721
                                                                                   --------    --------    --------     -------
     Total operating expenses ...................................................    30,458      15,982      77,366      28,966
                                                                                   --------    --------    --------     -------
     Loss from continuing operations before other income
     (expense), income taxes and discontinued
     operations, net of tax......................................................   (28,815)    (16,125)    (76,299)    (28,936)
     Other income (expense):
        Interest expense ........................................................      (381)     (2,453)     (1,159)     (3,580)
        Interest income .........................................................     3,331       1,336       8,894       1,576
        Other expense, net ......................................................      (125)     (1,373)       (162)     (1,405)
                                                                                   --------    --------    --------     -------
     Loss from continuing operations before income taxes
        and discontinued operations, net of tax..................................   (25,990)    (18,615)    (68,726)    (32,345)
     Provision for income taxes .................................................        --          --          --          --
                                                                                   --------    --------    --------     -------
     Loss from continuing operations ............................................   (25,990)    (18,615)    (68,726)    (32,345)
     Loss from discontinued operations, net of tax ..............................        --         (15)         --        (399)
                                                                                   --------    --------    --------     -------
     Net loss ...................................................................   (25,990)    (18,630)    (68,726)    (32,744)
     Preferred dividends ........................................................        --         (59)         --        (473)
                                                                                   --------    --------    --------     -------
     Net loss applicable to common shares .......................................  $(25,990)   $(18,689)   $(68,726)   $(33,217)
                                                                                   ========    ========    ========     =======
     Basic and diluted loss per common share:

       Loss from continuing operations...........................................  $  (1.02)   $  (1.26)   $  (3.02)    $ (2.99)
       Loss from discontinued operations.........................................        --          --          --       (0.04)
       Preferred dividends.......................................................        --       (0.01          --       (0.04)
                                                                                   --------    --------    --------     -------
     Net loss applicable to common shares........................................  $  (1.02)   $  (1.27)   $  (3.02)    $ (3.07)
                                                                                   ========    ========    ========     =======

     Shares used to compute basic and diluted loss per
       common share..............................................................    25,368      14,764      22,742      10,806
                                                                                   ========    ========    ========     =======
Compensation related to stock options:
   Selling and marketing.........................................................  $    249    $  1,252    $  2,154  $    1,252
   Engineering...................................................................       605         954       1,998         954
   General and administrative....................................................     4,185       3,474      12,166       4,515
                                                                                   --------    --------    --------     -------
                                                                                   $  5,039    $  5,680    $ 16,318  $    6,721
                                                                                   ========    ========    ========     =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended June 30,
                                                                                                 2000         1999
                                                                                              ---------    ---------
     Cash flows from operating activities:
        Net loss ..........................................................................   $ (68,726)   $ (32,744)
        Adjustments to reconcile net loss to net cash used in operating activities:
          Loss from discontinued operations ...............................................        --            399
          Depreciation and amortization ...................................................      13,993        3,737
          Amortization of deferred stock compensation .....................................      16,318        6,721
          Loss in equity investment .......................................................         191         --
          Loss on disposition of short-term investments ...................................        --            600
          Amortization of deferred debt issuance costs ....................................          53        2,335
          Interest paid with additional convertible notes .................................          69         --
          Provision for doubtful accounts .................................................         552          186
          Provision for inventory losses ..................................................          85         --
          Charges incurred upon conversion of redeemable convertible preferred stock
            into common stock .............................................................        --            498
          Changes in operating assets and liabilities (net of effect of acquisitions and discontinued operations):
              Increase in accounts receivable, net ........................................      (2,374)        (718)
              Increase in inventory .......................................................      (3,271)      (1,376)
              Increase in other current assets ............................................      (3,457)      (1,441)
              Increase in other assets ....................................................      (2,764)        (849)
              Increase (decrease) in accounts payable and accrued expenses ................      (1,070)       2,209
                                                                                              ---------    ---------

     Net cash used in operating activities of continuing operations .......................     (50,401)     (20,443)
                                                                                              ---------    ---------

     Net cash provided by operating activities of discontinued operations .................        --            842
                                                                                              ---------    ---------

     Cash flows from investing activities:

        Payment for purchase of short-term investments ....................................    (102,669)        (600)
        Payment for purchase of Laptop Lane Limited, net of cash acquired .................      (1,166)        --
        Payment for purchase of Intelligent Communications, Inc., net of cash acquired ....        --           (803)
        Proceeds from sale of net assets from discontinued operations, net of selling costs        --          2,694
        Payments for purchase of long-term equity investments .............................      (7,530)        --
        Payment for purchase of property and equipment ....................................     (13,926)      (7,518)
        Payment for purchase of acquired technology and other intangibles .................        (231)      (1,913)
        Disbursement for promissory notes issued ..........................................      (6,600)        --
        Payment received on note receivable ...............................................       1,000         --
                                                                                              ---------    ---------

     Net cash used in investing activities of continuing operations .......................    (131,122)      (8,140)
                                                                                              ---------    ---------

     Net cash provided by investing activities of discontinued operations .................        --            (98)
                                                                                              ---------    ---------

     Cash flows from financing activities:

        Proceeds from sale of common stock, net of selling costs ..........................     128,643      156,492
        Proceeds from exercise of warrants ................................................       1,538        2,454
        Proceeds from exercise of options .................................................       3,655        1,671
        Payment for fractional shares related to anniversary issuance of
          common stock to former Intelligent Communications, Inc. stockholders ............          (1)        --
        Payments for additional costs of issuance of redeemable convertible
          preferred stock .................................................................        --           (152)
        Payment of preferred dividend .....................................................        --            (95)
        Proceeds from issuance of long-term debt, net of deferred financing costs .........       3,128       13,358
        Borrowings under revolving credit facility ........................................        --         18,285
        Payments under revolving credit facility ..........................................        --        (21,215)
        Principal payments of short term and long-term debt ...............................        (929)      (1,567)
        Principal payments of capital lease obligations ...................................      (2,044)        (904)
                                                                                              ---------    ---------

     Net cash provided by financing activities of continuing operations ...................     133,990      168,327
                                                                                              ---------    ---------

     Net cash used in financing activities of discontinued operations .....................        --         (1,038)
                                                                                              ---------    ---------

     Net decrease in cash and cash equivalents ............................................     (47,533)     139,450
     Cash and cash equivalents, beginning of period .......................................      89,499       12,504
                                                                                              ---------    ---------

     Cash and cash equivalents, end of period .............................................   $  41,966    $ 151,954
                                                                                              =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended June 30, 2000 and 1999.

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

The results of operations for the three months and nine months ended June 30, 2000 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

2.       Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". Implementation is scheduled for fiscal years beginning after December 15, 1999, which would be effective for the Company beginning in fiscal year 2001. SAB 101 addresses various topics in revenue recognition including the recognition of revenue for contracts involving multiple deliverables. The Company is currently analyzing SAB 101, however, based on Management's current understanding and interpretation, SAB 101 is not expected to have a material impact on the Company's cosolidated financial statements.


In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of Accounting Principles Board ("APB") Opinion No. 25". FIN 44 clarifies the application of APB 25 and is effective July 1, 2000. The Company believes that FIN 44 will not have a material effect on the Company's financial position or results of operations.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("FASB 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to FASB Statement No. 133 ("FASB 133"). FASB 138 addresses a limited number of issues causing implementation difficulties for companies that are required to apply FASB 133. FASB 133, as amended by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of FASB Statement No. 133", is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that SFAS 133 and SFAS 138 will not have a material impact on its financial position, results of operations or cash flows.

3.       Acquisition of Laptop Lane Limited and Formation of SoftNet Zone

On April 21, 2000, the Company acquired Laptop Lane Limited ("Laptop Lane"), a Washington corporation, under the purchase method of accounting and the results of Laptop Lane are included in the consolidated financial statements since the date of acquisition. Laptop Lane is a leading provider of business center services in airports. The Company paid approximately $20,859,000 consisting of
(i) 972,266 common stock shares of the Company valued at $15,107,000, net of adjustment for expenses paid by the Company on behalf of Laptop Lane, exchanged for all outstanding common stock shares of Laptop Lane, (ii) direct acquisition costs of approximately $2,100,000, which includes a bonus payment to Laptop Lane employees for $431,000 in lieu of Laptop Lane stock options, and (iii) 250,000 common stock shares of the Company valued at $3,652,000 to be issued to former Laptop Lane stockholders in payment for achieving certain performance criteria. As part of the acquisition, an additional 333,333 common stock shares of the Company will be distributed to former Laptop Lane stockholders if certain performance goals are met. As of June 30, 2000, Laptop Lane has achieved three of the four performance goals, as a result 250,000 common stock shares of the Company amounting to $3,652,000 was accrued for and will be issued to the former Laptop Lane stockholders. The remaining 83,333 common stock shares were unearned as of June 30, 2000 and accordingly no liability has been accrued. Additionally, prior to the acquisition the Company provided $6,000,000 in working capital to Laptop Lane under a secured promissory note.

The purchase price, including direct acquisition costs, has been allocated to assets acquired and liabilities assumed based on fair value at the date of acquisition. The allocation of purchase price includes goodwill, which is amortized on a straight-line basis over four years. The fair value of assets and liabilities assumed is summarized as follows (in thousands):

Current assets........................    $          1,707
Property and equipment, net...........               4,478
Goodwill..............................              23,195
Other assets..........................                 128
Current liabilities...................                 806
Other liabilities.....................               7,843

The following unaudited pro forma financial information presents the consolidated results of the Company as if the Laptop Lane acquisition had occurred as of October 1, 1998, and includes adjustments for amortization of goodwill. The pro forma financial results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of October 1, 1998, nor are they necessarily indicative of future consolidated results. Unaudited pro forma consolidated results of operations are as follows (in thousands, except per share data):

                                     Nine Months
                                   Ended June 30,
                             --------------------------
                                  2000       1999
                                  ----       ----
Net Sales...................  $   13,176    $  7,079
                              ===========  =========
Net loss applicable
   to common  shares........  $  (77,373)  $ (40,132)
                              ===========  =========
Basic and diluted net
   loss applicable
   to common shares.........  $    (3.23)  $   (3.34)
                              ===========  =========

In connection with the Company's proposed purchase of Laptop Lane, the Company announced on February 9, 2000 that it, together with CMGI, Inc. and Compaq Computer Corporation, has signed letters of intent to provide equity funding and services to a new initiative called SoftNet Zone, contingent on completing the Laptop Lane acquisition and other customary closing conditions. In addition to its contribution of funding and services, the Company also announced that it plans to contribute its interest in Laptop Lane to this new venture. It is the Company's intention to maintain a majority interest in SoftNet Zone. The proposed strategy of SoftNet Zone is to offer mobile computing and Internet services, both wired and wireless, to global business travelers.

On April 20, 2000, the Company announced a letter of intent has been signed with Delta Air Lines Inc. ("Delta") to provide wireless Internet access and business services to Delta customers at Delta's gates and Crown Room Clubs. As a part of this alliance, Delta will gain a minority equity position in SoftNet Zone. The Company is in the process of completing definitive agreements with Delta.

4.        Cash, Cash Equivalents and Short-Term Investments

Cash equivalents consist of securities with maturities of three months or less at the date of purchase. Short-term investments as of June 30, 2000 consisted of $106,663,000 of securities that mature in less than one year and $48,178,000 of securities that mature between one to five years. Cash and cash equivalents, and short-term investments consisted of the following as of June 30, 2000 (in thousands):


                                                                  Unrealized      Unrealized
                                                      Cost            gain            loss           Market
                                                 -------------   -------------   -------------   -------------
        Cash and cash equivalents:
           Cash..............................    $       9,675   $           -   $           -   $       9,675
           Municipal securities..............           31,084              58               -          31,142
           Money market funds................            1,149               -               -           1,149
                                                 -------------   -------------   -------------   -------------

                                                 $      41,908   $          58   $           -   $      41,966
                                                 =============   =============   =============   =============

        Short-term investments:
           Municipal securities..............    $      95,915   $           -   $        (339)  $      95,576
           US Treasury securities............           35,834               -             (81)         35,753
           Auction market preferreds.........            3,206               -               -           3,206
           Foreign debt securities...........           20,174               -             (68)         20,106
           Common stock......................              499               -            (299)            200
                                                 -------------   -------------   -------------   -------------

                                                 $     155,628   $           -   $        (787)  $     154,841
                                                 =============    ============    ============    ============

5.       Notes Receivable

During November 1999, Convergent Communications Services, Inc. paid its note outstanding in the amount of $1,000,000.

6.       Long-Term Equity Investments

During January 2000, the Company acquired 337,496 series B preferred stock shares of Dotcast.com, a California corporation, for $1,000,000. Dotcast.com provides high-speed data transmission technology.

On February 23, 2000, the Company entered into an agreement to provide management consulting advice on strategy, operations, marketing, technology and content; and training related to high speed Internet services through cable television networks to Big Sky Network Canada, Ltd. ("Big Sky"), a British Virgin Islands international business company. As part of the agreement the Company acquired 10,000 common stock shares of Big Sky for $500,000. On April 24, 2000, the Company acquired an additional 40,000 common stock shares of Big Sky for $2,000,000.

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

All of these investments are accounted for under the equity method and are included with other assets.

7.       Long-Term Debt and Debt Issuance Costs

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

Long-term debt is summarized as follows (in thousands):

                                                   June 30,       September 30,

                                                    2000              1999
                                                    ----              ----

      Senior subordinated convertible notes    $            -    $       12,549
      Convertible subordinated debentures               3,461             3,461
      Promissory notes                                  5,560             3,194
      Other                                               161               161
                                               --------------    --------------

                                                        9,182            19,365
      Less current portion                             (4,933)           (2,084)
                                               --------------    --------------

                                               $        4,249    $       17,281
                                               ==============    ==============

8.       Common Stock

On November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). Under the terms of the Affiliate Agreement, Mediacom agrees to use the Company's wholly owned subsidiary, ISP Channel, Inc. ("ISP Channel"), as the exclusive provider of Internet access to customers passed by Mediacom's cable television systems for 10 years, with an option for Mediacom to terminate the Affiliate Agreement at 5 years. In exchange for the signing of the Affiliate Agreement by Mediacom, the Company issued a total of 3,500,000 common stock shares, consisting of 350,000 unrestricted common stock shares and 3,150,000 restricted common stock shares. The conversion of the 3,150,000 restricted common stock shares to unrestricted common stock shares is contingent upon Mediacom fulfilling the requirements of the Stockholder Agreement. Under the terms of the Stockholder Agreement, Mediacom is required to deliver 900,000 two-way capable homes passed in groups of at least 150,000 homes every 6 months commencing May 4, 2000, and upon delivery of each group of 150,000 homes passed, 525,000 restricted common stock shares become unrestricted. In the event
Mediacom fails to make available for ISP Channel services the 150,000 homes passed within one year of any applicable delivery date, then Mediacom is required to return 525,000 restricted common stock shares to the Company. In the event Mediacom delivers more than 900,000 two-way capable homes passed, the Stock Purchase Agreement requires the Company to issue additional common stock shares based on the calculation used for the original 900,000 two-way capable homes passed. Additionally, Mediacom gained the right to nominate one member to the Company's board of directors. The cable affiliate launch incentive resulting from the issuance of the 350,000 unrestricted common stock shares on November 4, 1999 was valued at $8,531,000, and is being amortized on a straight-line basis over the five year minimum life of the Affiliation Agreement. On March 29, 2000, Mediacom delivered the first group of 150,000 homes passed; accordingly 525,000 restricted common stock shares valued at $15,225,000 converted to unrestricted common stock shares, with a like amount recorded as launch incentives being amortized over the remaining life of the Affiliation Agreement. No value has been assigned to the remaining 2,625,000 restricted common stock shares at date of issuance due to the requirement for Mediacom to earn the shares by delivering 900,000 two-way capable homes passed in groups of at least 150,000 homes every 6 months commencing May 4, 2000. The remaining 2,625,000 restricted common stock shares will be valued and recorded as cable affiliate launch incentive upon conversion to unrestricted common stock shares. Additionally, upon conversion of restricted common stock shares to unrestricted common stock shares, the cable launch incentive will be amortized on a straight-line basis over the remaining minimum life of the Affiliation Agreement.

On October 12, 1999, the Company entered into memorandum of understanding with Pacific Century CyberWorks Limited ("Pacific Century") to form a joint venture, Pacific Century SoftNet, to market products and services to cable operators in 50 countries throughout Asia. On December 13, 1999 in conjunction with this joint venture, the Company completed a private placement of 5,000,000 common stock shares for net proceeds of $128,643,000 to Pacific Century, and entitled Pacific Century to designate two persons for election to the Board of Directors. The Company is in the process of drafting definitive agreements and establishing the strategy, business plan and operational processes of this joint venture.

On the first anniversary date of the Intelligent Communications, Inc. ("Intellicom") acquisition, the Intellicom acquisition agreement requires the Company to issue $1,500,000 of common stock shares. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former shareholders of Intellicom.

9.      Supplemental Cash Flow Information

The supplemental cash flow information is as follows (in thousands):

                                                                              Nine Months Ended June 30,
                                                                                2000            1999
                                                                                ----            ----
Cash paid during the period for:

   Interest.............................................................   $    1,005     $     1,189
   Income taxes.........................................................            -               -

Non-cash investing and financing activities:
   Acquisition of Laptop Lane Limited:
     Common stock issued ...............................................       16,620               -
     Business acquisition liability.....................................        3,652               -
   Acquisition of Intelligent Communications, Inc.:
     Common stock issued................................................            -          10,819
     Long -term debt issued.............................................            -           3,000
     Debt acquired......................................................            -             600
   Sale of telecommunications segment:
     Promissory notes received..........................................            -           4,500
     Convergent Communications Services Inc. common stock received......            -             498
   Equipment acquired by capital lease..................................        8,222           4,053
   Value assigned to debt conversion feature ...........................           35           1,408
   Repayment of short-term debt with common stock.......................            -             388
   Common stock issued for-
     Conversion of redeemable convertible preferred stock...............            -          18,254
     Conversion of subordinated notes...................................        9,886             488
     Anniversary issuance of common stock to former Intelligent
        Communications, Inc. stockholders...............................        1,500               -
     Cable affiliate launch incentives..................................       24,175           8,925
     Prepayment of license fees.........................................            -           1,000
   Increase (decrease) in additional-paid-in capital associated
     with common stock options..........................................      (14,556)         78,441
   Value assigned to common stock warrants issued upon the
     issuance of long-term debt.........................................            -           4,334
   Preferred dividends paid with the issuance of -
     Additional redeemable convertible preferred stock..................            -             221
     Common stock.......................................................            -             157
   Unrealized loss on short-term investments............................          413               -

10.      Segment Information

The Company operates principally in three business segments: (i) cable-based Internet services through its wholly owned subsidiary, ISP Channel, (ii) satellite-based Internet services and VSAT equipment sales through its wholly owned subsidiary, Intellicom, and (iii) business center services, including development of wireless broadband Internet services, through two of its wholly owned subsidiaries, Laptop Lane and SoftNet Zone. The Company entered the Internet business with the acquisition of ISP Channel on June 21, 1996 and began offering cable-based Internet services during the fourth quarter of fiscal 1997. The operating results of Intellicom have been included since its acquisition on February 9, 1999, and Laptop Lane have been included since its acquisition on April 21, 2000. Segment information for continuing operations for the three and nine months ended June 30, 2000 and 1999 is as follows (in thousands):


                                                        Three Months Ended June 30,      Nine Months Ended June 30,
                                                        ---------------------------      --------------------------
                                                           2000             1999            2000            1999
                                                      --------------   --------------  --------------  --------------
Net Sales:
   Cable-based Internet services..................    $        1,700   $          721  $        3,995  $        1,714
   Satellite-based Internet services and VSAT
   equipment sales................................             5,972              596           6,644           1,074
   Business center services.......................               902                -             902               -
                                                      --------------   --------------  --------------  --------------
                                                      $        8,574            1,317          11,541           2,788
                                                      ==============   ==============  ==============  ==============

Loss from continuing operations before income taxes
   Cable-based Internet services..................    $      (14,277)  $       (6,869) $      (38,742) $      (14,408)
   Satellite-based Internet services and VSAT
   equipment sales................................            (2,927)          (1,343)         (8,248)         (1,948)
   Business center services.......................            (3,678)               -          (3,714)              -
   Corporate......................................            (2,894)          (2,233)         (9,277)         (5,859)
   Compensation related to stock options..........            (5,039)          (5,680)        (16,318)         (6,721)
   Other income (expense), net....................             2,825           (2,490)          7,573          (3,409)
                                                      --------------   --------------- --------------  ---------------
                                                             (25,990)         (18,615)        (68,726)        (32,345)
                                                      ===============  =============== =============== ===============

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

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission and our Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report. The Company's fiscal year ends on September 30 of each year and the first quarter of the fiscal year ends December
31.  "Fiscal  2000" refers to the twelve  months ended  September  30, 2000.

Overview

The Company currently operates through three subsidiaries. The first, ISP Channel, Inc. ("ISP Channel") is a leading provider of high speed Internet access over cable to both residential and commercial customers. The second, Intelligent Communications, Inc. ("Intellicom"), provides two-way broadband satellite connectivity utilizing very small aperture terminal ("VSAT")
technology to a wide variety of business customers, the majority of whom are rural Internet service providers ("ISPs"), which use Intellicom's service to connect from remote points of presence, through Intellicom's network operations center in Livermore, California, to the Internet. ISP Channel is currently one of Intellicom's larger customers and, as of June 30, 2000, 10 of the 88 systems deployed by ISP Channel, utilized Intellicom's service in preference to terrestrial lines such as T1s.

The third of the Company's businesses is comprised of SoftNet Zone Inc. ("SoftNet Zone") and Laptop Lane Limited ("Laptop Lane"), which the Company acquired on April 21, 2000. Laptop Lane is a leading provider of business center services in airports. The purchase price for this acquisition is described in "Liquidity and Capital Resources" section. The Company intends to use Laptop Lane as the cornerstone of a new venture, SoftNet Zone, which intends to offer global business travelers wireless broadband Internet services at airports, hotels, convention centers, and other high traffic areas. The Company intends to provide its services in conjunction with strategic partners CMGI, Compaq, Cisco, Nokia and Delta Air Lines. As a result of the Laptop Lane acquisition, the Company recorded $23,195,000 of goodwill in the third quarter of fiscal 2000, the amortization of which will adversely affect our earnings and profitability for the foreseeable future. If the amount of such recorded goodwill is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill recorded during such time periods, the period of amortization could be shortened, which may further increase annual amortization charges. Our business and financial condition could be materially and adversely affected. As a result of this business venture, management's attention and resources may be diverted from other business activities, which may materially and adversely affect our business and financial condition.

Revenue for ISP Channel consists primarily of (i) monthly access fees received from cable modem customers, (ii) revenue from cable modem rental and sales, and
(iii) revenue generated by traditional dial-up ISP services and business services. Revenue generated through the cable modem business is generally split equally with the cable operator (though ISP Channel usually takes a higher split for the first 200 customers on any given system) and is reported in our financial statements net of the portion paid to the cable operator.

Revenue for Intellicom consists of (i) monthly fees paid by users of the satellite service on a per VSAT basis, (ii) VSAT-related equipment sales, (iii) revenue from sub-leasing of excess satellite transponder space and (iv) data center processing fees. The last category represents legacy business that Intellicom exited September 30, 1999, to focus on its core business of providing high-speed Internet access using two-way satellite technology. While Intellicom receives revenue from ISP Channel in return for satellite services, such revenue is eliminated in the consolidated financial statements.

Revenue for SoftNet Zone consists of (i) workstation fees received from mini-office rentals to travelers at airport sites, (ii) promotional and sponsorship revenue, and (iii) retail sales.

Cost of sales for ISP Channel consists primarily of connectivity cost. ISP Channel's connectivity costs include the links between the cable headends where it has systems deployed and a central office of the public switched telephone network; links between the central office and ISP Channel's network operations center in Mountain View; and in the case of one-way cable systems, where the return path from the customer to the cable headend is through a dial-up connection, the cost of telephone lines into the headend. It is ISP Channel's intention to minimize further deployments of one-way systems due to the higher cost of providing such service and the fact that the customer offering is substantially less compelling than in a two-way system.

Cost of sales for Intellicom consists primarily of connectivity cost and costs of VSAT equipment sold. Intellicom's connectivity cost consists primarily of satellite transponder fees. Currently, Intellicom has transponder space on two satellites, GE-3 and SatMex 5, both of which provide coverage over the continental United States and beyond.

Cost of sales for SoftNet Zone consists primarily of Laptop Lane's connectivity cost, airport concession fees and costs of electronic peripheral equipment sold. Laptop Lane's connectivity cost consists primarily of T1 line access costs to telephone carriers at airport locations.

The Company reports operating expenses in several categories: (i) selling and marketing, includes, in addition to the costs of selling and marketing the Company's services to end users, customer care, content production, and cable partnering costs; (ii) engineering, which includes the costs of maintaining and manning the network operations center, field engineering and information technology; and (iii) general and administrative costs. Also included in operating expenses is depreciation, amortization and stock compensation expense. Amortization expense comprises the write off of the cost of launch incentives, developed technology acquired and goodwill. Launch incentives are paid to cable operators, usually in the form of stock in the Company, as an enticement to enter into long-term contracts with the Company. These payments are amortized over the life of the contract between the cable operator and the Company.
Amortization of deferred stock compensation expense primarily relates to stock options granted between October 1998 and March 1999.

Results of Operations for the Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

Net Sales. Consolidated net sales increased $7,257,000, or 551%, to $8,574,000 for the three months ended June 30, 2000, as compared to $1,317,000 for the three months ended June 30, 1999.

Net sales for ISP Channel increased $979,000, or 136%, to $1,700,000 for the three months ended June 30, 2000, as compared to $721,000 for the three months ended June 30, 1999, as a result of signing up new cable affiliates and obtaining new subscribers. Net sales associated with ISP Channel's subscriber fees increased $774,000, or 262%, to $1,069,000 for the three months ended June 30, 2000, as compared to $295,000 for the three months ended June 30, 1999. Net sales associated with the installation of cable modems to ISP Channel subscribers increased $285,000 to $480,000 for the three months ended June 30, 2000, as compared to $195,000 for the three months ended June 30, 1999. The Company believes that subscriber fee and other revenues will continue to increase, however, the Company will focus on contracts that improve the overall profitability outlook for the business. Net sales associated with the segment's non-cable based dial-up and business-to-business Internet access offerings decreased $80,000 to $151,000 for the three months ended June 30, 2000, as compared to $231,000 for the three months ended June 30, 1999.

Net sales for Intellicom increased $5,376,000, or 902%, to $5,972,000 for the three months ended June 30, 2000, as compared to $596,000 for the three months ended June 30, 1999, primarily as a result of equipment sales to Tricom, S.A., offset by no data processing fees due to Intellicom exiting from the data processing service business on September 30, 1999 and no transponder sublease income for the three months ended June 30, 2000. Net sales from Intellicom's core business of satellite-based Internet services decreased $19,000, or 10%, to $181,000 for the three months ended June 30, 2000, as compared to $200,000 for the three months ended June 30, 1999. Equipment sales increased $5,501,000 to $5,546,000 for the three months ended June 30, 2000, as compared to $45,000 for the three months ended June 30, 1999, as a result of VSAT equipment sales to Tricom, S.A. Other sources of net sales, excluding data processing service fees and transponder sublease income, increased $205,000 to $245,000 for the three months ended June 30, 2000, as compared to $40,000 for the three months ended June 30, 1999.

SoftNet Zone, which includes the results of Laptop Lane since its acquisition on April 21, 2000, is included in the Company's consolidated net sales. SoftNet Zone's net sales for the seventy days ended June 30, 2000 was $902,000. Of this total, $703,000 primarily represents Laptop Lane's core business of workstation fees. The remaining $199,000 is promotional and sponsorship revenue. Although the Company believes workstation fees will grow in the future as new sites are opened, other revenue sources, including wireless broadband Internet service fees, are expected to become SoftNet Zone's primary source of revenue.

Cost of Sales. Consolidated cost of sales increased $5,471,000, or 375%, to $6,931,000 for the three months ended June 30, 2000, as compared to $1,460,000 for the three months ended June 30, 1999.

Cost of sales for ISP Channel increased $366,000, or 42%, to $1,239,000 for the three months ended June 30, 2000, as compared to $873,000 for the three months ended June 30, 1999, as a result of the corresponding growth in net sales. The single largest component of ISP Channel's cost of sales are telephony costs, which amounted to $1,195,000 for the three months ended June 30, 2000 as compared to $696,000 for the three months ended June 30, 1999. The Company believes that these costs will remain the same or decrease as a percentage of total net sales as ISP Channel expects to realize some degree of cost savings in its telephony charges due to better negotiated national contracts, scale, and the replacement of expensive T1 lines in certain areas with Intellicom's satellite-based technology, which is usually lower in cost.

Cost of sales for Intellicom increased $4,764,000, or 812%, to $5,351,000 for the three months ended June 30, 2000, as compared to $587,000 for the three months ended June 30, 1999, primarily as a result of primarily as a result of VSAT equipment sales to Tricom, S.A. and the segment space leasing of a full transponder beginning on December 1, 1999 in preparation for providing satellite-based Internet services to fulfill several large sales agreements recently entered into. The largest component of Intellicom's cost of sales for the three months ended June 30, 2000, are equipment costs resulting from VSAT equipment sales to Tricom, S.A. Another component of Intellicom's cost of sales is transponder fees, which amounted to $847,000 for the three months ended June 30, 2000, as compared to $307,000 for the three months ended June 30, 1999. The Company believes that transponder costs will continue to increase as Intellicom leases segment space on additional satellites in the future corresponding to the roll-out of Intellicom's business plan.

SoftNet Zone, which includes the results of Laptop Lane since its acquisition on April 21, 2000, is included in the Company's consolidated cost of sales. SoftNet Zone's cost of sales for the seventy days ended June 30, 2000 was $341,000. The single largest component of SoftNet Zone's cost of sales is airport concession fees, which amounted to $166,000 for the seventy days ended June 30, 2000. The Company believes these costs will increase in the future as new sites are opened and as SoftNet Zone expands into the wireless broadband Internet services business.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of non-cash compensation expense of $249,000 for 2000 and $1,252,000 for 1999) increased $2,722,000, or 65%, to $6,919,000 for the three months ended June 30, 2000, as compared to $4,197,000 for the three months ended June 30, 1999.

The Company's corporate and ISP Channel selling and marketing expenses increased $180,000, or 4%, to $4,159,000 for the three months ended June 30, 2000, as compared to $3,979,000 for the three months ended June 30, 1999. The growth in the Company's corporate and ISP Channel's selling and marketing expense is a result of hiring that the Company has done to staff these departments. In addition, ISP Channel launched numerous national and regional marketing campaigns in an effort to add subscribers, as well as to attract new cable affiliates. Going forward, ISP Channel will continue launching such campaigns focused on carefully chosen target markets.

Selling and marketing expenses for Intellicom increased $659,000 to $877,000 for the three months ended June 30, 2000, as compared to $218,000 for the three months ended June 30, 1999, primarily as a result of hiring that the Company has done to staff these departments. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.

SoftNet Zone, which includes the results of Laptop Lane since its acquisition on April 21, 2000, is included in the Company's consolidated selling and marketing expenses. SoftNet Zone's selling and marketing expenses for the seventy days ended June 30, 2000 was $1,883,000, which are primarily personnel costs at existing airport sites and costs of obtaining additional airport sites. The Company believes these costs will increase in the future as new sites are opened and as SoftNet Zone expands into the wireless broadband Internet services business.

Engineering. Consolidated engineering expenses (exclusive of non-cash compensation expense of $605,000 for 2000 and $954,000 expense for 1999) increased $4,366,000, or 235%, to $6,222,000 for the three months ended June 30, 2000, as compared to $1,856,000 for the three months ended June 30, 1999.

The Company's corporate and ISP Channel engineering expenses increased $3,158,000, or 186%, to $4,854,000 for the three months ended June 30, 2000, as compared to $1,696,000 for the three months ended June 30, 1999. The growth in the Company's corporate and ISP Channel's engineering expense is largely a result of round-the-clock staffing of the ISP Channel's Network Operating Center and the introduction of field engineering services. The Company will explore all opportunities to contain the expansion of these costs going forward.

Engineering expenses for Intellicom increased $1,208,000 to $1,368,000 for the three months ended June 30, 2000, as compared to $160,000 for the three months ended June 30, 1999, primarily as a result of hiring that the Company has done to staff these departments. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.

To date, SoftNet Zone has incurred no significant engineering expenses. As the Company's wireless broadband Internet services business develops, it is expected that engineering expense will become a significant cost for SoftNet Zone.

General and Administrative. Consolidated general and administrative expenses (exclusive of non-cash compensation expense of $4,185,000 for 2000 and $3,474,000 for 1999) increased $3,157,000, or 129%, to $5,596,000 for the three months ended June 30, 2000, as compared to $2,439,000 for the three months ended June 30, 1999.

The Company's corporate and ISP Channel general and administrative expenses increased $1,870,000, or 89%, to $3,972,000 for the three months ended June 30, 2000, as compared to $2,102,000 for the three months ended June 30, 1999. The growth in the Company's corporate and ISP Channel general and administrative expenses are a result of the hiring that the Company has done to staff the Company's administrative, executive and finance departments as the Company continues to grow. The Company believes that general and administrative costs will continue to increase as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations.

General and administrative expenses for Intellicom increased $227,000, or 67%, to $564,000 for the three months ended June 30, 2000, as compared to $337,000 for the three months ended June 30, 1999, primarily as a result of leasing an additional office facility in Livermore, California; and the write off of a customer receivable. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.

SoftNet Zone, which includes the results of Laptop Lane since its acquisition on April 21, 2000, is included in the Company's consolidated general and administrative expenses. SoftNet Zone's general and administrative expenses for the seventy days ended June 30, 2000 was $1,060,000, which is primarily personnel costs. The Company believes these costs will increase in the future as SoftNet Zone begins to staff these functions to support growing operations.

Depreciation and Amortization. Consolidated depreciation and amortization expenses increased $4,872,000, or 269%, to $6,682,000 for the three months ended June 30, 2000, as compared to $1,810,000 for the three months ended June 30, 1999.

The Company's corporate and ISP Channel depreciation and amortization expense increased $3,474,000, or 296%, to $4,647,000 for the three months ended June 30, 2000, as compared to $1,173,000 for the three months ended June 30, 1999 as a result of increased depreciation on expanded property, plant and equipment as well as amortization of costs associated with ISP Channel's Cable Affiliates Incentive Program. The Company believes that these expenses will increase as the Company continues to expand the Company's facilities and continues to offer additional incentives to acquire new cable affiliates. The costs associated with these incentives are carefully evaluated in the context of the profitability outlook for each additional contract. In particular, the Company expects the amortization of the intangible asset associated with ISP Channel's Cable Affiliates Incentive Program to increase significantly as a result of increased costs recorded in connection with the agreement with Mediacom and other new cable affiliates. Additionally, the Company believes depreciation expense will continue to increase as additional headends and cable modems are deployed.

Depreciation and amortization expense for Intellicom increased $102,000, or 16%, to $739,000 for the three months ended June 30, 2000, as compared to $637,000 for the three months ended June 30, 1999, primarily as a result of additional depreciation expense from leasehold improvements to additional office facilities in Livermore, California, computer equipment for additional personnel, and computer equipment for Network Operating Center.. The Company believes depreciation expense will increase as Intellicom continues to expand its facilities, while amortization expense is expected to remain the same.

SoftNet Zone, which includes the results of Laptop Lane since its acquisition on April 21, 2000, is included in the Company's consolidated depreciation and amortization expenses. SoftNet Zone's amortization and depreciation expenses for the seventy days ended June 30, 2000 was $1,296,000, of which $937,000 represents amortization of goodwill as a result of the Laptop Lane acquisition. The remaining $359,000 primarily represents depreciation expense related to airport leasehold improvements, furniture and equipment. The Company believes depreciation expense will increase in the future as new sites are opened and as SoftNet Zone expands into the wireless broadband Internet services business.

Compensation Expense Related to Stock Options. For the three months ended June 30, 2000, the Company recognized a non-cash compensation expense related to stock options of $5,039,000, of which $5,416,000 related to employee stock options offset by $377,000 related to non-employees options. Generally accepted accounting principles require that options issued to non-employees be valued at the time that the options are earned. Therefore, the Company expects this amount to either increase or decrease based on the fluctuations in the trading price of the Company's common stock.

Interest Expense. Consolidated interest expense decreased $2,072,000, or 84%, to $381,000 for the three months ended June 30, 2000, as compared to $2,453,000 for the three months ended June 30, 1999. This decrease is primarily due to the reduction of interest expense resulting from the conversion of the 9% senior subordinated convertible notes, related interest notes resulting from the secondary offering and accrued interest into 765,201 shares of the Company's common stock, offset by increased interest expense resulting from increased lease financing associated with the capital expansion needs of ISP Channel.

Interest Income. Consolidated interest income was $3,331,000 for the three months ended June 30, 2000, as compared to $1,336,000 for the three months ended June 30, 1999. This increase was primarily due to the increased cash, cash equivalent and short-term investment balances from the proceeds of the secondary offering and the sale of 5,000,000 common stock shares for $128,643,000 to Pacific Century CyberWorks Limited on December 13, 1999.

Other Income (Expense). Other expense was $125,000 for the three months ended June 30, 2000, as compared to $1,373,000 for the three months ended June 30, 1999. The decrease is primarily due to the three months ended June 30, 1999 include indirect expenses associated with the Company's financing activities, including the secondary offering, as well as the penalty incurred in connection with the Series C redeemable convertible preferred stock.

Income Taxes. The Company made no provision for income taxes for the three months ended June 30, 2000 and the three months ended June 30, 1999, as a result of the Company's continuing losses.

Loss from Discontinued Operations. The Company recognized a net loss of $15,000 from its document management segment for the three months ended June 30, 1999. There is no income from discontinued operations for the three months ended June 30, 2000, due to the sale of substantially all of the assets of the Company's telecommunications segment, Kansas Communications, Inc., on February 12, 1999 and the sale of the Company's document management segment, Micrographic Technology Corporation, on September 30, 1999.

Preferred Dividends. The Company paid aggregate dividends of $59,000 during the three months ended June 30, 1999 on its then outstanding 5% Redeemable Convertible Preferred Stock.

Net Loss. For the three months ended June 30, 2000, the Company had a net loss applicable to common shares of $25,990,000, or a loss per share of $1.02, compared to a net loss of $18,689,000 for the three months ended June 30, 1999, or a loss per share of $1.27.

Results of Operations for the Nine Months Ended June 30, 2000 Compared to the Nine Months Ended June 30, 1999

Net Sales. Consolidated net sales increased $8,753,000, or 314%, to $11,541,000 for the nine months ended June 30, 2000, as compared to $2,788,000 for the nine months ended June 30, 1999.

Net sales for ISP Channel increased $2,281,000, or 133%, to $3,995,000 for the nine months ended June 30, 2000, as compared to $1,714,000 for the nine months ended June 30, 1999, as a result of signing up new cable affiliates and obtaining new subscribers. Net sales associated with ISP Channel's subscriber fees increased $1,752,000, or 258%, to $2,430,000 for the nine months ended June 30, 2000, as compared to $678,000 for the nine months ended June 30, 1999. Net sales associated with the installation of cable modems to ISP Channel subscribers increased $551,000 to $1,010,000 for the nine months ended June 30, 2000, as compared to $459,000 for the nine months ended June 30, 1999. The Company believes that subscriber fee and other revenues will continue to increase, however, the Company will focus on contracts that improve the overall profitability outlook for the business. Net sales associated with the segment's non-cable based dial-up and business-to-business Internet access offerings decreased $22,000 to $555,000 for the nine months ended June 30, 2000, as compared to $577,000 for the nine months ended June 30, 1999.

Net sales for Intellicom increased $5,570,000, or 519%, to $6,644,000 for the three months ended June 30, 2000, as compared to $1,074,000 for the one-hundred-forty-two days ended June 30, 1999, primarily as a result of equipment sales to Tricom, S.A. and an additional one-hundred-thirty-one days of net sales for nine months ended June 30, 2000 as compared to June 30, 1999 due to the acquisition of Intellicom on February 9, 1999, offset by Intellicom exiting from the data processing service business on September 30, 1999 and no transponder sublease income for the nine months ended June 30, 2000. Net sales from Intellicom's core business of satellite-based Internet services increased $315,000, or 102%, to $622,000 for the nine months ended June 30, 2000, as compared to $307,000 for the one-hundred-forty-two days ended June 30, 1999. Equipment sales increased $5,542,000 to $5,643,000 for the nine months ended June 30, 2000, as compared to $101,000 for the one-hundred-forty-two days ended June 30, 1999, as a result of VSAT equipment sales to Tricom, S.A. Other sources of sales, excluding data processing service fees and transponder sublease income, increased $258,000 to $379,000 for the nine months ended June 30, 2000, as compared to $121,000 for the one-hundred-forty-two days ended June 30, 1999.

SoftNet Zone, which includes the results of Laptop Lane since its acquisition on April 21, 2000, is included in the Company's consolidated net sales. SoftNet Zone's net sales for the seventy days ended June 30, 2000 was $902,000. Of this total, $703,000 primarily represents Laptop Lane's core business of workstation fees. The remaining $199,000 is promotional and sponsorship revenue. Although the Company believes workstation fees will grow in the future as new sites are opened, other revenue sources, including wireless broadband Internet service fees, are expected to become SoftNet Zone's primary source of revenue.

Cost of Sales. Consolidated cost of sales increased $7,716,000, or 280%, to $10,474,000 for the nine months ended June 30, 2000, as compared to $2,758,000 for the nine months ended June 30, 1999.

Cost of sales for ISP Channel increased $1,292,000, or 70%, to $3,142,000 for the nine months ended June 30, 2000, as compared to $1,850,000 for the nine months ended June 30, 1999, as a result of the corresponding growth in net sales. The single largest component of ISP Channel's cost of sales are telephony costs, which amounted to $2,957,000 for the nine months ended June 30, 2000 as compared to $1,469,000 for the nine months ended June 30, 1999. The Company believes that these costs will remain the same or decrease as a percentage of total net sales as ISP Channel expects to realize some degree of cost savings in its telephony charges due to better negotiated national contracts, scale, and the replacement of expensive T1 lines in certain areas with Intellicom's satellite-based technology, which is usually lower in cost.

Cost of sales for Intellicom increased $6,083,000, or 669%, to $6,991,000 for the nine months ended June 30, 2000, as compared to $908,000 for the one-hundred-forty-two days ended June 30, 1999, primarily as a result of VSAT equipment sales to Tricom, S.A. and the segment space leasing of a full transponder beginning on December 1, 1999 in preparation for providing satellite-based Internet services to fulfill several large sales agreements recently entered into. The largest component of Intellicom's cost of sales for the nine months ended June 30, 2000, are equipment costs resulting from VSAT equipment sales to Tricom, S.A. Another component of Intellicom's cost of sales is transponder fees, which amounted to $2,203,000 for the nine months ended June 30, 2000, as compared to $480,000 for the one-hundred-forty-two days ended June 30, 1999. The Company believes that these costs will continue to increase as Intellicom leases segment space on additional satellites in the future corresponding to the roll-out of Intellicom's business plan.

SoftNet Zone, which includes the results of Laptop Lane since its acquisition on April 21, 2000, is included in the Company's consolidated cost of sales. SoftNet Zone's cost of sales for the seventy days ended June 30, 2000 was $341,000. The single largest component of SoftNet Zone's cost of sales is airport concession fees, which amounted to $166,000 for the seventy days ended June 30, 2000. The Company believes these costs will increase in the future as new sites are opened and as SoftNet Zone expands into the wireless broadband Internet services business.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of non-cash compensation expense of $2,154,000 for 2000 and $1,252,000 for 1999) increased $10,424,000, or 122%, to $18,991,000 for the nine months ended June 30, 2000, as compared to $8,567,000 for the nine months ended June 30, 1999.

The Company's corporate and ISP Channel selling and marketing expenses increased $6,766,000, or 81%, to $15,070,000 for the nine months ended June 30, 2000, as compared to $8,304,000 for the nine months ended June 30, 1999. The significant growth in ISP Channel's selling and marketing expense is a result of hiring that the Company has done to staff these departments. In addition, ISP Channel launched numerous national and regional marketing campaigns in an effort to add subscribers, as well as to attract new cable affiliates. Going forward, the Company will continue launching such campaign focused on carefully chosen target markets.

Selling and marketing expenses for Intellicom increased $1,775,000 to $2,038,000 for the nine months ended June 30, 2000, as compared to $263,000 for the one-hundred-forty-two days ended June 30, 1999, primarily as a result of the hiring that the Company has done to staff these departments. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.

SoftNet Zone, which includes the results of Laptop Lane since its acquisition on April 21, 2000, is included in the Company's consolidated selling and marketing expenses. SoftNet Zone's selling and marketing expenses for the seventy days ended June 30, 2000 was $1,883,000, which are primarily personnel costs at existing airport sites and costs of obtaining additional airport sites. The Company believes these costs will increase in the future as new sites are opened and as SoftNet Zone expands into the wireless broadband Internet services business.

Engineering. Consolidated engineering expenses (exclusive of non-cash compensation expense of $1,998,000 for 2000 and $954,000 for 1999) increased $12,153,000, or 365%, to $15,478,000 for the nine months ended June 30, 2000, as compared to $3,325,000 for the nine months ended June 30, 1999.

The Company's corporate and ISP Channel engineering expenses increased $9,817,000, or 310%, to $12,979,000 for the nine months ended June 30, 2000, as compared to $3,162,000 for the nine months ended June 30, 1999. The growth in ISP Channel's engineering expense is largely a result of round-the-clock staffing of the ISP Channel's Network Operating Center and the introduction of field engineering services. The Company will explore all opportunities to contain the expansion of these costs going forward.

Engineering expenses for Intellicom increased $2,336,000 to $2,499,000 for the nine months ended June 30, 2000, as compared to $163,000 for the one-hundred-forty-two days ended June 30, 1999, primarily as a result of hiring that the Company has done to staff these departments. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.

To date, SoftNet Zone has incurred no significant engineering expenses. As the Company's wireless broadband Internet services business develops, it is expected that engineering expense will become a significant cost for SoftNet Zone.

General and Administrative. Consolidated general and administrative expenses (exclusive of non-cash compensation expense of $12,166,000 for 2000 and $4,515,000 for 1999) increased $5,970,000, or 90%, to $12,586,000 for the nine months ended June 30, 2000, as compared to $6,616,000 for the nine months ended June 30, 1999.

The Company's corporate and ISP Channel general and administrative expenses increased $4,241,000, or 71%, to $10,224,000 for the nine months ended June 30, 2000, as compared to $5,983,000 for the nine months ended June 30, 1999. The growth in the Company's corporate and ISP Channel general and administrative expenses are a result of the hiring that the Company has done to staff the Company's administrative, executive and finance departments as the Company continues to grow. The Company believes that these costs will continue to increase as a result of the continued expansion of the Company's administrative staff and facilities to support growing operations.

General and administrative expenses for Intellicom increased $633,000, or 100%, to $1,266,000 for the nine months ended June 30, 2000, as compared to $633,000 for the one-hundred-forty-two days ended June 30, 1999, primarily as a result of leasing an additional office facility in Livermore, California; the write off of a customer receivable; and an additional one-hundred-thirty-one days of general and administrative expenses for June 30, 2000 as compared to June 30, 1999 due to the acquisition of Intellicom on February 9, 1999. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.

SoftNet Zone, which includes the results of Laptop Lane since its acquisition on April 21, 2000, is included in the Company's consolidated general and administrative expenses. SoftNet Zone's general and administrative expenses for the seventy days ended June 30, 2000 was $1,096,000, which is primarily personnel costs. The Company believes these costs will increase in the future as SoftNet Zone begins to staff these functions to support growing operations and as SoftNet Zone expands into the wireless broadband Internet services business.

Depreciation and Amortization. Consolidated depreciation and amortization expenses increased $10,256,000, or 274%, to $13,993,000 for the nine months ended June 30, 2000, as compared to $3,737,000 for the nine months ended June 30, 1999.

Depreciation and amortization for ISP Channel and corporate increased $7,917,000, or 295%, to $10,599,000 for the nine months ended June 30, 2000, as compared to $2,682,000 for the nine months ended June 30, 1999 as a result of increased depreciation on expanded property, plant and equipment as well as amortization of costs associated with ISP Channel's Cable Affiliates Incentive Program. The Company believes that these expenses will increase as the Company continues to expand the Company's facilities and continues to offer additional incentives to acquire new cable affiliates. The costs associated with these incentives are carefully evaluated in the context of the profitability outlook for each additional contract. In particular, the Company expects the amortization of the intangible asset associated with ISP Channel's Cable Affiliates Incentive Program to increase significantly as a result of increased costs recorded in connection with the agreement with Mediacom and other new cable affiliates. Additionally, the Company believes depreciation expense will continue to increase as additional headends and cable modems are deployed.

Depreciation and amortization expense for Intellicom increased $1,043,000, or 99%, to $2,098,000 for the nine months ended June 30, 2000, as compared to $1,055,000 for the one-hundred-forty-two days ended June 30, 1999, primarily as a result of an additional one-hundred-thirty-one days of depreciation and amortization expense for June 30, 2000 as compared to June 30, 1999 due to the acquisition of Intellicom on February 9, 1999. The Company believes depreciation expense will increase as Intellicom continues to expand its facilities, while amortization expense is expected to remain the same.

SoftNet Zone, which includes the results of Laptop Lane since its acquisition on April 21, 2000, is included in the Company's consolidated depreciation and amortization expenses. SoftNet Zone's amortization and depreciation expenses for the seventy days ended June 30, 2000 was $1,296,000, of which $937,000 represents amortization of goodwill as a result of the Laptop Lane acquisition. The remaining $359,000 primarily represents depreciation expense related to airport leasehold improvements, furniture and equipment. The Company believes depreciation expense will increase in the future as new sites are opened and as SoftNet Zone expands into the wireless broadband Internet services business.

Compensation Expense Related to Stock Options. For the nine months ended June 30, 2000, the Company recognized a non-cash compensation expense related to stock options of $16,318,000, of which $16,009,000 related to employee stock options and $309,000 related to non-employee options. Generally accepted accounting principles require that options issued to non-employees be valued at the time that the options are earned. Therefore, the Company expects this amount to either increase or decrease based on the fluctuations in the trading price of the Company's common stock.

Interest Expense. Consolidated interest expense decreased $2,421,000, or 68%, to $1,159,000 for the nine months ended June 30, 2000, as compared to $3,580,000 for the nine months ended June 30, 1999. This decrease is primarily due to the reduction of interest expense resulting from the conversion of the 9% senior subordinated convertible notes, related interest notes resulting from the secondary offering and accrued interest into 765,201 shares of the Company's common stock, offset by increased interest expense resulting from increased lease financing associated with the capital expansion needs of ISP Channel.

Interest Income. Consolidated interest income was $8,894,000 for the nine months ended June 30, 2000, as compared to $1,576,000 for the nine months ended June 30, 1999. This increase was primarily due to the increased cash and cash equivalent balances from the proceeds of the secondary offering and the sale of 5,000,000 common stock shares for $128,643,000 to Pacific Century CyberWorks Limited on December 13, 1999.

Other Income (Expense). Other expense was $162,000 for the nine months ended June 30, 2000, as compared to $1,405,000 for the nine months ended June 30, 1999. The decrease is primarily due to the three months ended June 30, 1999 include indirect expenses associated with the Company's financing activities, including the secondary offering, as well as the penalty incurred in connection with the Series C redeemable convertible preferred stock.

Income Taxes. The Company made no provision for income taxes for the nine months ended June 30, 2000 and the nine months ended June 30, 1999, as a result of the Company's continuing losses.

Loss from Discontinued Operations. The Company recognized a net loss of $399,000 for the nine months ended June 30, 1999. This consisted of a net loss from the Company's document management segment of $568,000 and net income from the Company's telecommunications segment of $169,000 for the nine months ended June 30, 1999. There is no income from discontinued operations for the nine months ended June 30, 2000, due to the sale of substantially all of the assets of the Company's telecommunications segment, Kansas Communications, Inc., on February 12, 1999 and the sale of the Company's document management segment, Micrographic Technology Corporation, on September 30, 1999.

Preferred Dividends. The Company paid aggregate dividends of $473,000 during the nine months ended June 30, 1999 on its then outstanding 5% Redeemable Convertible Preferred Stock.

Net Loss. For the nine months ended June 30, 2000, the Company had a net loss applicable to common shares of $68,726,000, or a loss per share of $3.02, compared to a net loss of $33,217,000 for the nine months ended June 30, 1999, or a loss per share of $3.07.

Liquidity and Capital Resources

Since September 1998, the Company has funded the significant negative cash flows from its operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. On October 12, 1999, the Company entered into memorandum of understanding with Pacific Century CyberWorks Limited ("Pacific Century") to form a joint venture, Pacific Century SoftNet, to market products and services to cable operators in 50 countries throughout Asia. On December 13, 1999 in conjunction with this joint venture, the Company completed a private placement of 5,000,000 common stock shares for net proceeds of $128,643,000 to Pacific Century, and entitled Pacific Century to designate two persons for election to the Board of Directors. As of June 30, 2000, the Company had $196,807,000 in cash, cash equivalents and short-term investments compared with $151,954,000 one year prior.

Net cash used in operating activities of continuing operations for the nine months ended June 30, 2000 was $50,401,000. Of this amount, approximately $68,726,000 million stemmed from the Company's net loss from continuing operations as reduced by approximately $31,261,000, for non-cash charges, primarily depreciation ($8,484,000), amortization ($5,509,000) and compensation expense related to stock options ($16,318,000). This was offset in part by approximately $12,936,000, which was generated from an increase in operating assets and decrease in operating liabilities.

Net cash used in investing activities of continuing operations for the nine months ended June 30, 2000 was approximately $131,122,000. Of this amount, $102,669,000 was used to purchase short-term investments, $13,926,000 was used to purchase property, plant and equipment, $7,530,000 was used to acquire long-term equity investments, $6,000,000 was used to provide working capital to Laptop Lane under a secured promissory note prior to the close of the acquisition, and $1,166,000 (net of cash acquired) payment for the purchase of Laptop Lane. Gross purchases of property, plant and equipment amounted to $22,148,000, the difference being funded through capital lease lines and credit facilities from various equipment vendors and financial sources.


Net cash provided by financing activities for the nine months ended June 30, 2000 was $133,990,000 primarily through the private placement sale of 5,000,000 common stock shares to Pacific Century Cyberworks Limited for net proceeds of $128,643,000, proceeds from exercise of warrants and options for $5,193,000, and issuance of promissory note for $3,128,000, offset by principal payments of debt and capital lease obligations for $2,973,000.

On April 21, 2000, the Company acquired Laptop Lane Limited ("Laptop Lane"), a Washington corporation, under the purchase method of accounting and the results of Laptop Lane are included in the consolidated financial statements since the date of acquisition. Laptop Lane is a leading provider of business center services in airports. The Company paid approximately $20,859,000 consisting of
(i) 972,266 common stock shares of the Company valued at $15,107,000, net of adjustment for expenses paid by the Company on behalf of Laptop Lane, exchanged for all outstanding common stock shares of Laptop Lane, (ii) direct acquisition costs of approximately of $2,100,000, which includes a bonus payment to Laptop Lane employees for $431,000 in lieu of Laptop Lane stock options, and (iii) 250,000 common stock shares of the Company valued at $3,652,000 to be issued to former Laptop Lane stockholders in payment for achieving certain performance criteria. As part of the acquisition, an additional 333,333 common stock shares of the Company would be distributed to former Laptop Lane stockholders if certain performance goals are met. As of June 30, 2000, Laptop Lane has achieved three of the four performance goals, as a result 250,000 common stock shares of the Company amounting to $3,652,000 was accrued for and will be issued to the former Laptop Lane stockholders. The remaining 83,333 common stock shares were unearned as of June 30, 2000 and accordingly no liability has been accrued. Additionally, in connection with the acquisition, the Company provided $6,000,000 in working capital to Laptop Lane, under a secured promissory note.

In connection with the Company's proposed purchase of Laptop Lane, the Company announced on February 9, 2000 that it, together with CMGI, Inc. and Compaq Computer Corporation, has signed letters of intent to provide equity funding and services to a new initiative called SoftNet Zone, contingent on completing the Laptop Lane, acquisition and other customary closing conditions. In addition to its contribution of funding and services, the Company also announced that it plans to contribute its interest in Laptop Lane, to this new venture. It is the Company's intention to maintain a majority interest in SoftNet Zone. The proposed strategy of SoftNet Zone is to offer mobile computing and Internet services, both wired and wireless, to global business travelers.

On April 20, 2000, the Company announced a letter of intent has been signed with Delta Air Lines Inc. ("Delta") to provide wireless Internet access and business services to Delta customers at Delta's gates and Crown Room Clubs. As a part of this alliance, Delta will gain a minority equity position in SoftNet Zone. The Company is in process of completing the definitive agreements with Delta.

The Company believes it has sufficient cash and unutilized lease facilities to meet its presently anticipated business requirements over the next twelve months including the funding of net operating losses, working capital requirements, capital investments and strategic investments.

Year 2000 Issues

In the past, many computer systems and software products were designed with a two-digit format in the year portion of the date code field. This posed a problem for dates after December 31, 1999, due to many computer systems and software products would turnover to "00" in the year portion of the date code field, and therefore not distinguish year 2000 from year 1900 (commonly referred to as the "Year 2000" or "Y2K" issue). In order to distinguish twenty-first century dates from twentieth century dates, the year portion of the date code fields require a four-digit format. As a result, computer systems and software products used by many companies were upgraded or modified to accept the four digit format the in year portion of the date code field. Prior to December 31, 1999, the Company formulated and implemented a comprehensive Y2K Plan, as described in the Company's Form 10-K for the fiscal year ended September 30, 1999, to comply with Y2K requirements. To date, and with the January 1, 2000 date rollover, the Company, to its knowledge, has not experienced any material disruptions associated with the Y2K issue internally or externally through its cable affiliates, critical suppliers, service providers and contractors. However, the Company cannot determine if it will be subject to Y2K problems in the future or if any Y2K problems have arisen that it has failed to detect. The Company does not separately track the internal costs incurred for the Y2K project, which costs are principally related to payroll costs for the Company's information systems staff. The external cost, primarily consultants, is approximately $350,000 through June 30, 2000. The failure of one or more systems of the Company or its business partners due to the Y2K issue may have a material adverse effect on the Company's ability to conduct business, as well as the Company's financial position and results of operations.

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

We had short-term investments of $154,841,000 at June 30, 2000. These short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and eighteen months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10 percent from levels at June 30, 2000 would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

We had outstanding convertible debt instruments of approximately $3,461,000 at June 30, 2000. These instruments have fixed interest rates ranging from 5.0% to 9.0%. Because the interest rates of these instruments are fixed, a hypothetical 10 percent increase in interest rates will not have a material effect on us. Increases in interest rates, however, increase the interest expense associated with future borrowing by us, if any. We do not hedge against interest rate fluctuations.

Equity Price Risk

We own 24,925 shares of common stock of Convergent Communications, Inc. These shares were obtained as partial consideration with respect to the sale of our wholly owned subsidiary, Kansas Communications, Inc. At June 30, 2000, the closing price of Convergent Communications, Inc.'s common stock was $8.000, as listed on the NASDAQ National Market. As a result, we valued this investment on our balance sheet at June 30, 2000 at its market value of $199,000. Unrealized gains and losses are excluded from earnings and are reported in the "Accumulated Comprehensive Loss" component of stockholders' equity. We do not hedge against equity price changes.


Currency Exchange Risk

The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. As the Company expands globally, the risk of foreign currency exchange rate fluctuation may dramatically increase. Therefore, in the future, the Company may consider utilizing derivative instruments to mitigate such risks.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has no material pending litigation

Item 2.  Changes in Securities

On November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). Under the terms of the Affiliate Agreement, Mediacom agrees to use the Company's wholly owned subsidiary, ISP Channel, Inc. ("ISP Channel"), as the exclusive provider of Internet access to customers passed by Mediacom's cable television systems for 10 years, with an option for Mediacom to terminate the Affiliate Agreement at 5 years. In exchange for the signing of the Affiliate Agreement by Mediacom, the Company issued a total of 3,500,000 common stock shares, consisting of 350,000 unrestricted common stock shares and 3,150,000 restricted common stock shares. The conversion of the 3,150,000 restricted common stock shares to unrestricted common stock shares is contingent upon Mediacom fulfilling the requirements of the Stockholder Agreement. Under the terms of the Stockholder Agreement, Mediacom is required to deliver 900,000 two-way capable homes passed in groups of at least 150,000 homes every 6 months commencing May 4, 2000, and upon delivery of each group of 150,000 homes passed, 525,000 restricted common stock shares become unrestricted. In the event
Mediacom fails to make available for ISP Channel services the 150,000 homes passed within one year of any applicable delivery date, then Mediacom is required to return 525,000 restricted common stock shares to the Company. In the event Mediacom delivers more than 900,000 two-way capable homes passed, the Stock Purchase Agreement requires the Company to issue additional common stock shares based on the calculation used for the original 900,000 two-way capable homes passed. Additionally, Mediacom gained the right to nominate one member to the Company's board of directors. The cable affiliate launch incentive resulting from the issuance of the 350,000 unrestricted common stock shares on November 4, 1999 was valued at $8,531,000, and is being amortized on a straight-line basis over the five year minimum life of the Affiliation Agreement. On March 29, 2000, Mediacom delivered the first group of 150,000 homes passed; accordingly 525,000 restricted common stock shares valued at $15,225,000 converted to unrestricted common stock shares, with a like amount recorded as launch incentives being amortized over the remaining life of the Affiliation Agreement. No value has been assigned to the remaining 2,625,000 restricted common stock shares at date of issuance due to the requirement for Mediacom to earn the shares by delivering 900,000 two-way capable homes passed in groups of at least 150,000 homes every 6 months commencing May 4, 2000. The remaining 2,625,000 restricted common stock shares will be valued and recorded as cable affiliate launch incentive upon conversion to unrestricted common stock shares. Additionally, upon conversion of restricted common stock shares to unrestricted common stock shares, the cable launch incentive will be amortized on a straight-line basis over the remaining minimum life of the Affiliation Agreement.

On October 12, 1999, the Company entered into memorandum of understanding with Pacific Century CyberWorks Limited ("Pacific Century") to form a joint venture, Pacific Century SoftNet, to market products and services to cable operators in 50 countries throughout Asia. On December 13, 1999 in conjunction with this joint venture, the Company completed a private placement of 5,000,000 common stock shares for net proceeds of $128,643,000 to Pacific Century, and entitled Pacific Century to designate two persons for election to the Board of Directors. The Company is in the process of drafting definitive agreements and establishing the strategy, business plan and operational processes of this joint venture.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Factors Affecting The Company's Operating Results

The risks and uncertainties described below are not the only ones that the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company's business operations. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company's common stock could decline, and you may lose all or part of your investment.

The Company Cannot Assure You That The Company Will Be Profitable Because The Company Has Operated The Company's Internet Services Business Only For A Short Period Of Time

The Company acquired ISP Channel, Inc. ("ISP Channel") on June 21, 1996, Intelligent Communications, Inc. ("Intellicom") on February 9, 1999 and Laptop Lane Limited ("Laptop Lane"), which will serve as the cornerstone of a new wireless broadband internet venture called SoftNet Zone, on April 21, 2000. As such, the Company has very limited operating history and experience in the Internet services business and the Company cannot assure you that the Company's ability to develop or maintain strategies and business operations for the Company's Internet services will achieve positive cash flow and profitability. The successful expansion of the Company's services will require strategies and business operations that differ from those the Company has historically employed. To be successful, the Company must develop and market products and services that are widely accepted by consumers and businesses at prices that provide cash flow sufficient to meet the Company's debt service, capital expenditures and working capital requirements.

The Company's ISP Channel And Intellicom Businesses May Fail If Their Industries As A Whole Fail Or The Company's Products And Services Do Not Gain Commercial Acceptance

It has become feasible to offer Internet services wirelessly, over existing cable lines and equipment, and using satellites on a broad scale only recently. There is no proven commercial acceptance of cable-based or satellite-based Internet services and none of the companies offering such services are currently profitable. It is currently very difficult to predict whether providing cable-modem or satellite Internet services will become a viable industry.

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

     Government regulation

     The VSAT satellite industry is a highly regulated industry. In the United States, operation and use of VSAT satellites requires licenses from the FCC. SatMex is licensed by the government of Mexico. As a lessee of satellite space, the Company could in the future be indirectly subject to new laws, policies or regulations or changes in the interpretation or application of existing laws, policies or regulations that modify the present regulatory environment.

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

The Company's Plan To Offer Broadband Wireless Internet Service To Business Travelers Subjects The Company To Risks In A New Market

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

     The wireless broadband Internet services industry may not gain commercial acceptance

     The ability to provide wireless broadband Internet access has only recently be achieved. There is no proven commercial acceptance of wireless broadband Internet services and none of the companies offering such services are profitable on such offerings. It is currently very difficult to predict whether providing wireless broadband Internet services will become a viable industry. The failure of the wireless broadband Internet services industry to evolve in the manner in which is it currently contemplated could adversely affect the Company's business, financial condition and prospects.

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

     The Company faces intense competition in the wireless broadband Internet services industry

     The wireless broadband Internet services business is intensely competitive. Many of the Company's competitors and potential competitors have substantially greater financial, technical and marketing resources, longer operating histories, greater name recognition and more established relationships than the Company does. The Company cannot predict whether it will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not adversely affect the Company's business, financial condition or prospects.

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

     It will be costly to build out a wireless network and support system

     The Company intends to build the wireless infrastructure to support broadband Internet access. In addition, the Company will either have to build or contract with a third party to provide billing, network operations and customer care systems. It will be costly to build such services and provision such systems. The Company will incur many of the costs prior to achieving meaningful revenue for wireless broadband Internet services. The inability of the Company to achieve meaningful revenue to cover these start-up costs would have an adverse effect on the Company's financial condition and prospects.

     Uneven usage may make it difficult to provide services.

     The Company anticipates that demands for its services will fluctuate throughout the day. For example, in airports, demand will be highest when the airport is busiest. If too many users attempt to access the Internet through the Company's infrastructure at one time, it could result in a poor experience for such users, which may affect long-term demand. The Company cannot accurately predict whether is will be able to keep pace with peak demand.

     The Company faces uncertainty because of government regulation

     The Company proposes to provide wireless broadband Internet services using unlicensed frequencies. There can be no assurance that the government will not seek to license or otherwise regulate such frequencies in the future and the Company cannot predict the terms by which the government would do so. In addition, the airports, airlines, and convention centers with which the Company seeks to partner in many cases are either owned by the government or subject to heavy government regulation. As a result, the Company will be subject to numerous local, state and federal rules and regulations, which may change in the future. The Company cannot predict whether such changes, if they occur, would have an adverse affect on the business, financial condition or prospects of the Company.

The  Company's  Continued  Negative  Cash Flow And Net Losses May Depress  Stock
Prices

The Company's continued negative cash flow and net losses may result in depressed market prices for the Company's common stock. The Company cannot assure you that the Company will ever achieve favorable operating results or profitability. The Company has sustained substantial losses over the last five fiscal years. For the nine months ended June 30, 2000, the Company had a net loss of $68,726,000. As of June 30, 2000, the Company had an accumulated deficit of $168,973,000. The Company expects to incur substantial additional losses and experience substantial negative cash flows as the Company expands the Company's Internet service offerings. The costs of expansion will include expenses incurred in connection with:

o the cost to build out the infrastructure and provision the support systems for wireless Internet access;
o the amount and timing of capital expenditures and other costs related to the Company's operations;
o    research and development of new product and service offerings;
o the continued development of the Company's direct and indirect selling and marketing efforts; and
o possible charges related to acquisitions, divestitures, business alliances or changing technologies.

In addition, the Company's expense levels are based in part on expectations of future revenues and, to a large extent, are fixed. The Company may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. The Company's revenues will be dependent upon the growth rates of ISP Channel's subscribers, Intellicom's customers, and the Company's ability to obtain wireless broadband Internet service customers.

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

The Unpredictability Of The Company's Quarter-To-Quarter Results May Adversely Affect The Trading Price Of The Company's Common Stock

The Company cannot predict with any significant degree of certainty the Company's quarter-to-quarter operating results. As a result, the Company believes that period-to-period comparisons of the Company's revenues and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. It is likely that in one or more future quarters the Company's results may fall below the expectations of analysts and investors. In such event, the trading price of the Company's common stock would likely decrease. Many of the factors that cause the Company's quarter-to-quarter operating results to be unpredictable are largely beyond the Company's control. These factors include, among others:

o the number of ISP Channel subscribers, Intellicom customers and SoftNet Zone customers;
o    the  Company's  ability  to  coordinate  timely  and  effective   marketing
     strategies;
o the rate at which ISP Channel and its cable affiliates, Intellicom and SoftNet Zone can complete the installations required to initiate service;
o the amount and timing of capital expenditures and other costs related to the expansion and provision of ISP Channel, Intellicom and SoftNet Zone services;
o    competition in the Internet or cable industries; and
o    changes in law and regulation.

A New Accounting Pronouncement May Cause Our Operating Results to Fluctuate

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". Implementation is scheduled for fiscal years beginning after December 15, 1999, which would be effective for the Company beginning in fiscal year 2001. SAB 101 addresses various topics in revenue recognition including the recognition of revenue for contracts involving multiple deliverables. The Company is currently analyzing SAB 101, however, based on Management's current understanding and interpretation, SAB 101 is not expected to have a material impact on the Company's cosolidated financial statements.

Existing Contractual Obligations Allow For Additional Issuances Of Common Stock, Which Could Further Adversely Affect The Market Price For The Company's Common Stock

As of June 30, 2000, the total number of shares of the Company's common stock underlying all of the Company's convertible securities, including common stock underlying unvested stock options and grants made under the Company's 1998 Stock Incentive Plan and 1999 Supplemental Stock Incentive Plan, was approximately 7,023,000 shares. This would have been 19.9% of the Company's outstanding common stock as of June 30, 2000, assuming such shares would have been issued as of such date. The issuance of common stock as a result of these obligations could result in immediate and substantial dilution to the holders of the Company's common stock. To the extent any of these shares of common stock are issued, the market price of the Company's common stock may decrease because of the additional shares on the market.

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

The Company's Purchases Of Intellicom And Laptop Lane May Adversely Affect the Company's Financial Condition

The purchases of Intellicom and Laptop Lane involve other risks including potential negative effects on the Company's reported results of operations from acquisition-related charges and amortization of acquired technology and other intangible assets. As a result of the Intellicom acquisition, the Company recorded approximately $16,075,000 of intangible assets. As a result of the Laptop Lane acquisition, the Company recorded approximately $23,195,000 of intangible assets. The resulting amortization expense will adversely affect the Company's earnings and profitability for the foreseeable future. If the amount of such recorded intangible assets is increased or if the Company has future losses and is unable to demonstrate the Company's ability to recover the amount of intangible assets recorded during such time periods, the period of amortization could be shortened, which may further increase annual amortization charges. In such event, the Company's business and financial condition could be materially and adversely affected. In addition, both the Intellicom and Laptop Lane acquisitions were structured as purchases by the Company of all of the outstanding stock of Intellicom and Laptop Lane. As a result, the Company could be adversely affected by direct and contingent liabilities of Intellicom or Laptop Lane. It is possible that the Company is not aware of all of the liabilities of Intellicom and Laptop Lane and that Intellicom or Laptop Lane has greater liabilities than the Company expected.

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

The Company currently depends on a limited number of suppliers for certain key products and services. In particular, the Company depends on General Instrument Corporation, 3Com Corporation and Com21, Inc. for headend and cable modem equipment, Cisco Systems, Inc. for specific network routing and switching equipment, Radyne Comstream Inc. for satellite equipment, Nokia and Lucent for wireless LAN equipment, and, among others, MCIWorldCom, Inc. for national Internet backbone services. Additionally, certain of the Company's cable modem and headend equipment suppliers are in litigation over their patents. The Company could experience disruptions in the delivery or increases in the prices of products and services purchased from vendors as a result of this intellectual property litigation. The Company cannot predict when delays in the delivery of key components and other products may occur due to shortages resulting from the limited number of suppliers, the financial or other difficulties of such suppliers or the possible limited availability in the suppliers' underlying raw materials. In addition, the Company may not have adequate remedies against such third parties as a result of breaches of their agreements with the Company. The inability to obtain sufficient key components or to develop alternative sources for such components could result in delays or reductions in the Company's product shipments. If that were to happen, it could have a material adverse effect on the Company's customer relationships, business, financial condition, and prospects.

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


Because ISP Channel and Intellicom services have been operational for a relatively short period of time and because SoftNet Zone's wireless broadband Internet services have not yet become operational, the Company's ability to connect and manage a substantial number of online subscribers at high transmission speeds is unknown. In addition, the Company faces risk related to the Company's ability to scale up to expected subscriber levels while maintaining superior performance. The actual downstream data transmission speeds for each subscriber will be significantly slower and will depend on a variety of factors, including:


o    actual speed provisioned for the subscriber's modem;
o    quality of the server used to deliver content;
o    overall Internet traffic congestion;
o    the number of active subscribers on a given channel at the same time;
o    the capability of modems used; and
o    the  service   quality  of  the  cable  networks  of  ISP  Channel's  cable affiliates, the networks of Intellicom's customers and the networks of SoftNet Zone's customers.


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

Loss Of Key Personnel May Disrupt The Company's Operations

The loss of key personnel may disrupt the Company's operations. The Company's success depends, in large part, on the Company's ability to attract and retain qualified technical, marketing, sales and management personnel. With the expansion of the ISP Channel, Intellicom and SoftNet Zone's services, the Company is currently seeking new employees. However, competition for such personnel is intense in the Company's business, and thus, the Company may be unsuccessful in its hiring efforts. To launch services on a large-scale basis, the Company has recently assembled a new management team, many of whom have been with the Company for less than twelve months. The loss of any member of the new team, or failure to attract or retain other key employees could have a material adverse effect on the Company's business, financial condition and prospects.

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

The Year 2000 Issue Could Harm The Company's Operations

In the past, many computer systems and software products were designed with a two-digit format in the year portion of the date code field. This posed a problem for dates after December 31, 1999, due to many computer systems and software products would turnover to "00" in the year portion of the date code field, and therefore not distinguish year 2000 from year 1900 (commonly referred to as the "Year 2000" or "Y2K" issue). In order to distinguish twenty-first century dates from twentieth century dates, the year portion of the date code fields require a four-digit format. As a result, computer systems and software products used by many companies were upgraded or modified to accept the four digit format the in year portion of the date code field. Prior to December 31, 1999, the Company formulated and implemented a comprehensive Y2K Plan, as described in the Company's Form 10-K for the fiscal year ended September 30, 1999, to comply with Y2K requirements. To date, and with the January 1, 2000 date rollover, the Company, to its knowledge, has not experienced any material disruptions associated with the Y2K issue internally or externally through its cable affiliates, critical suppliers, service providers and contractors. However, the Company cannot determine if it will be subject to Y2K problems in the future or if any Y2K problems have arisen that it has failed to detect. The Company does not separately track the internal costs incurred for the Y2K project, which costs are principally related to payroll costs for the Company's information systems staff. The external cost, primarily consultants, is approximately $350,000 through June 30, 2000. The failure of one or more systems of the Company or its business partners due to the Y2K issue may have a material adverse effect on the Company's ability to conduct business, as well as the Company's financial position and results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit No.          Description of Document
   =============          ======================================================

          3.1  Amended  and  Restated   Certificate  of   Incorporation  of  the
               Registrant. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

          3.2  By-Laws  of  the  Company.   Incorporated  by  reference  to  the
               Company's Registration Statement on Form S-3/A dated April 22, 1999.

          27   Financial Data Schedule

(b)  Reports on Form 8-K

     Current report on Form 8-K filed with the Commission on May 9, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ Garrett J. Girvan                                 Date:      August 14, 2000
-------------------------------------------------                ---------------
Garrett J. Girvan
Chief Operating Officer

/s/ Susan Dolce                                       Date:      August 14, 2000
-------------------------------------------------                ---------------
Susan Dolce
Controller