Form 10-K
period 2000-09-30
SOFTNET SYSTEMS INC
filed 2001-01-16
CIK 97196

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000.

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.


                           Commission File No.: 1-5270

                              SOFTNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 11-1817252
   --------------------------------        ---------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

650 Townsend Street, Suite 225, San Francisco, CA          94103
-------------------------------------------------      --------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (415) 365-2500

                    Securities registered pursuant to Section
                               12(b) of the Act:

   Title of each class                Name of each exchange on which registered
  ---------------------              -------------------------------------------
    Common stock, par                            NASDAQ National Market
  value $0.01 per share


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  registrant's   knowledge,  in  the  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant at November 30, 2000 was approximately $54,134,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                   Class                     Outstanding at November 30, 2000
      -------------------------------        --------------------------------
       Common stock, $0.01 par value                     26,650,555

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

For the year ended September 30, 2000, SoftNet Systems, Inc. and subsidiaries (the "Company") further modified its plans to become a leading provider of broadband Internet services. The Company's satellite subsidiary, Intelligent Communications, Inc. ("Intellicom"), continued to expand by entering into the Latin American market place as well as creating new products and services.

In addition on January 24, 2000, the Company founded Aerzone Corporation ("Aerzone"), a Delaware corporation, to provide wireless high-speed Internet access and related services to global business travelers. As part of Aerzone's business, the Company acquired Laptop Lane Limited ("Laptop Lane"), a Washington corporation, on April 21, 2000. As of September 30, 2000 Laptop Lane provided business center services in 12 airports in the United States and Amsterdam. On December 19, 2000, the Company decided to discontinue the Aerzone business in light of , among other things, signficant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. As part of the discontinuance of the Aerzone business, the Company anticipates that it will sell the Laptop Lane business.

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based high-speed Internet access through its ISP Channel, Inc. ("ISP Channel") subsidiary by December 31, 2000 because of (1) consolidation in the cable industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear costs of maintaining the ISP Channel.

The Company is currently exploring whether it will develop new lines of business as well as other alternative uses for the cash and other assets that will remain after the discontinuance of ISP Channel and Aerzone.

The total employees of the Company have increased from 229 as of September 30, 1999 to approximately 552 as of September 30, 2000; of whom approximately 436 are associated with the various discontinued operations.

The Company's current principal executive office is located at 650 Townsend Street, Suite 225, San Francisco, California 94103. As of September 30, 2000, the Company had approximately 33 employees at its principal executive office.

                                   Intellicom

Intellicom combines Internet services with sophisticated two-way satellite technology to deliver a turnkey solution for Internet service providers ("ISP's"), schools, corporations and businesses. Since 1995, Intellicom has provided two-way satellite based global network services using a proprietary network optimizing technology. Intellicom utilizes state-of-the-art wireless technologies, broadband delivery, data-push and satellite-based Internet access caching products to provide its customers with fast access to information and efficient utilization of existing network capacity. Headquartered in Livermore, California, Intellicom operates over 400 earth stations in the United States, Latin America and the Caribbean, as well as a 24-hour-a-day, seven-day-a-week Network Operations Center, Internet Data Center and Customer Support Center to provide reliability and support for customers.


Products and Services


Intellicom offers two-way satellite connectivity solutions to North American and Latin American markets through its branded services called SkyPOP(TM) and K.I.D.S.(TM). These services provide customers with `one-hop' connectivity to the U.S. Internet backbone structure via two different satellite systems, "SatMex-5" and "GE-3". The Intellicom connectivity niche includes very small aperture terminal ("VSAT") side services, including primary domain name services ("DNS") and extensive caching as well as standard Internet application services including web and e-mail servers and user firewall. Hub side Internet services include secondary DNS, Usenet alias and parent caching services as well as reverse proxy or mirroring of VSAT customer web sites. In addition, Intellicom utilizes a proprietary satellite protocol which overcomes the geo-stationary latency issues through an optimized and efficient satellite protocol. The SkyPOP and K.I.D.S. services are asymmetrical connectivity solutions with a 2 mb/s broadcast and a scalable return channel from 19.2 kb/s to 256 kb/s utilizing DVB-S satellite modem technology. The OEM-manufactured satellite system includes both the outdoor and indoor units, creating a total `turn-key' service.


Products for ISP's. SkyPOP is targeted at the worldwide ISP market. A turnkey solution, SkyPOP provides all the hardware, software, and services an ISP requires to get up and running. SkyPOP's flexibility offers the ability for the ISP to grow easily and quickly without major changes to their configuration. SkyPOP is easy to deploy in any geography within a few hours and is a complete solution for the ISP. Satellite service is customized to the ISP's need with a dedicated 19.2 to 256 kbs link to the Internet and comes standard with a 2 Mb shared down link for fast output of information to the ISP.

Intellicom also offers revenue-generating products and services that the ISP can bundle with their Internet access to differentiate themselves in the market. These include adding wireless LAN connectivity, Web hosting, and online content management, such as from CMeRun who provides the Microsoft Office Suite for consumers. Intellicom will also provide supporting professional services to the ISP - through co-location, network management, and customer service - so that the ISP can focus on growing their business with their subscribers. Intellicom's standard service offering provides instant Internet backbone. Intellicom has configured each SkyPOP with the services the ISP wants and needs.

The standard SkyPOP product includes an Internet services server, branded "Edge Connector(TM)" with the following features:

Usenet Alias - Intellicom provides a domain name alias on behalf of its customers and allows either `push' or `pull' usenet feeds. This provides up to 25% more bandwidth efficiency.

Primary and Secondary DNS - Intellicom provides name services as close to the end user (subscriber) as possible. Without incurring a satellite hop, Intellicom's Edge Connector provides primary DNS translation at the network edge.


Integrated Firewall - Intellicom's Edge Connector provides an integrated firewall and network Internet protocol ("IP") address that creates a barrier for internal and external networks.


Transport Protocol - Intellicom has integrated a satellite protocol that overcomes the geo- stationary satellite latency issue with TCP/IP and related error correction.

Preemptive Caching - The faster the information can reach the end user the better. Intellicom caches the top 15% of activity on its network, with the goal of eliminating all redundant data. This makes the end user experience better and optimizes the network.

Products for Schools. Intellicom's K.I.D.S. service is designed exclusively for the education community. Intellicom has been connecting schools to the Internet for five years and Intellicom's K.I.D.S. package reflects the needs of the education professional. Easily provisioned at the school site, the K.I.D.S. product delivers one-hop access to the U.S. Internet portal. Computer labs are directly connected to the Internet through an Ethernet cable which, connects directly to the K.I.D.S. hardware. Installations are commonly completed in less than a day.

The K.I.D.S. Web server has all the features described in SkyPOP. Additional professional services are also provided to schools, with content targeted specifically at the educational market. An example of this is OzNewMedia, which develops graphical educational software for school curricula.

Future Products and Services. Intellicom is developing the following products and services.

Voice over IP ("VoIP"). VoIP is one of the fastest growing applications in the Internet world. Once used only as an inexpensive PC-to-PC telephone with poor quality, large telecommunication companies are now investing heavily in packetized voice for their standard networks with high quality telephone to telephone transmission. Intellicom intends add VoIP capabilities to its product portfolio as demand has already been expressed in the Caribbean and Latin America regions for both enterprise intranets and ISP services.

Wireless Networking. This is Intellicom's total wireless solution for Internet access that combines satellite IP gateway services and wireless technologies to business users. This capability also provides alternatives where the terrestrial infrastructure will not provide quick and cost-effective connectivity.


Content Hosting. Intellicom's hosting services allow companies to quickly implement e-business networking and computing initiatives without prohibitive costs for equipment, telecommunications networks and maintenance. Hosting e-business applications with Intellicom reduces these expenses, while providing access to an engineering group with satellite networking expertise, an operations team that is always available, security experts, dedicated servers, network reporting and monitoring and superior pro-active customer service.

Mediacasting. Intellicom's mediacasting services include data broadcasting, mirroring, content delivery and streaming IP services. Customers benefit from having their content and applications intelligently delivered via Intellicom's connectivity services, by-passing the congested terrestrial networks. Intellicom can provide broadcasting services or act as the transport layer only. Intellicom's streaming mediacasting services provide comprehensive solutions for both live and on-demand events, and support multiple streaming formats including Apple's QuickTime(TM), RealAudio(TM) G2, RealVideo(TM) G2 and Microsoft Windows Media(TM) player. The companies that use Intellicom's mediacasting service can leverage its computing resources and avoid the need to invest in the hardware and other infrastructure necessary to serve content on their own. Intellicom intends to establish a dedicated 2 mb/s multicast broadcast carrier for broadcasting services, utilizing small, yet scalable satellite return channel starting at 19.2 kb/s or a telecommunication company based return path. This platform will provide the transport layer for both data casting and mediacasting services.

Network Architecture


Intellicom's network design integrates the broadcast capabilities of satellites with Internet networking technologies to offer its customers a scalable solution to the constraints of the public Internet infrastructure. Intellicom's network's open technical architecture enables it to provide three categories of Internet services: (a) high-speed broadband connectivity to the Internet backbone, (b) enhanced Internet services, such as Internet telephony, and (c) Internet content distribution, such as news feeds and streaming media. Intellicom's high performance network is designed to provide enhanced connectivity to its customers. Intellicom's Livermore, California Internet Data Center ("IDC") is the central hub for the North and South American market penetration. The IDC is connected to the Internet by high-speed SONET circuits.


Intellicom leases satellite transponder space from GE Americom and Loral SatMex. Intellicom continues to negotiate for additional long-term satellite space segment in the North American and Latin America markets. From the Livermore, California IDC, Intellicom operates three Central Earth Station systems linking with the two geo-stationary satellites. Intellicom currently uses 2 mb/s outbound shared carriers and is currently operating approximately 15 carriers. The inbound transmitters from Intellicom's customer VSAT sites range from 19.2 kb/s to 256 kb/s SCPC dedicated links.

Sales and Marketing

Intellicom's sales and marketing objective is to achieve broad market penetration and increase brand name recognition among Internet content providers, Web hosting companies and ISPs on a global basis through investments in the expansion of its sales organization and extensive marketing activities.

Intellicom targets its customers predominantly through distributors complemented by a range of external alliances. Intellicom co-markets with other companies to increase the effectiveness of its distributors and to serve market segments and geographies that are better served through alternative channels. Furthermore, Intellicom's strategic relationships with companies such as Radyne ComStream Inc. and Mentat Systems, Inc. provide it with references and leads arising from their sales forces.

Intellicom's marketing organization is responsible for strategy and business planning, product management, product marketing, public relations, sales support and marketing communications. Product management includes defining the product plan and bringing to market Intellicom's products and services. These activities include product strategy and definition, pricing, competitive analysis, product launches, channel program development and product life cycle management. Intellicom stimulates product demand through a broad range of marketing communications and public relations activities. Primary marketing communications activities include public relations, collateral, advertising, direct response programs and management of its Web site. Intellicom's public relations focuses on cultivating industry analyst and media relationships with the goal of securing broad media coverage and recognition as a leader and innovator in global Internet applications deployment.

Strategic Relationships. Intellicom believes that strategic technology and marketing/reselling relationships enhance its ability to reach new customers. Strategic relationships with Intellicom's customers in its target markets, such as with Tricom Communications, Inc., bring not only a high level of understanding of the specific needs of that market but also credibility and visibility with potential new customers. Intellicom also has strategic relationships with companies that can enhance its ability to develop and deliver new application services, such as Radyne ComStream Inc.. These strategic relationships provide powerful additional sales channels for Intellicom; for example Intellicom will be promoted by Radyne ComStream Inc.'s sales force. Additionally, Intellicom hopes to leverage these enterprises' research and development expertise to develop new satellite connectivity solutions. As opportunities arise, Intellicom looks to establish new relationships with system integrators, hardware and software vendors and application service providers that provide network equipment, software and consulting services to companies.

Customer Service and Quality Assurance

Intellicom offers a high level of customer service and quality assurance by understanding the technical requirements and business objectives of its customers and addressing their needs proactively on an individual basis. By working closely with its customers, Intellicom is able to enhance the performance of its customers' Internet operations, avoid downtime, resolve quickly any problems that may arise and make appropriate adjustments in services as customer needs change over time. Intellicom works with its customers to ensure that it is offering the appropriate types and quality of service. Intellicom uses advanced software tools to aid in its customer monitoring and service efforts.

Customer service begins before a sale, when Intellicom provides technical support for complex orders. During the installation phase, Intellicom assigns a transition team and a project manager, who also retains responsibility for the account after installation, to assist the new customer with the installation process. After installation, the customer's equipment is supervised by Intellicom's network operations center in Eau Claire, Wisconsin, which is operated twenty-four hours a day, seven days a week by technicians who answer customer calls, monitor the site and network operations and activate teams to solve problems that arise. Intellicom's customer service personnel are also available to assist customers whose operations require specialized procedures.

Customer Service Center ("CSC") Intellicom offers technical support services to its customers through a CSC location in Eau Claire, Wisconsin. As part of Intellicom's value-added services, Intellicom will provide technical support for its clients' customers. The call center team operates in various levels of service, from incoming subscriber services, end-user connectivity and orders to satellite network monitoring, as well as product support for network servers and routers. This diversified team of support technicians manages Intellicom's customer's incidents as well as operates Intellicom's small dial-up ISP division. The CSC staff is multi-lingual with emphasis on Spanish in support of Intellicom's Latin American deployments. In addition, Intellicom supports various clients in an out-sourced relationship.

Network Integration and Testing Facilities


Intellicom operates an assembly and integration facility in Livermore, California. From this location, Intellicom receives components from approximately 35 vendors, and assembles the components into turn-key customer systems. Upon completion of the assembly process, the systems are tested on six dedicated satellite systems at the facility. Final customer RF and IP configurations are downloaded, tested and the entire system packaged and shipped.

Competition


Intellicom's business is intensely competitive. There are few substantial barriers to entering the hosting service business, and Intellicom expects that it will face additional competition from existing competitors and new market entrants in the future. Intellicom believes that participants in this market must grow rapidly and achieve a significant presence in the market in order to compete effectively. Intellicom believes that the principal competitive factors in Intellicom's market are uncongested connectivity, quality of facilities, level of customer service, price, the financial stability and credibility of the provider, brand name, the management team and the availability of network management tools. Intellicom might not have the resources or expertise to compete successfully in the future. Intellicom's current and potential competitors in the market include: (i) providers of satellite based Internet connectivity services, such as NetSat Express, Interpacket Networks, which is being acquired by a subsidiary of American Tower Corporation, Loral Orion, Hughes Electronics' PanAmSat and Hughes Network Systems as well as providers of co-location services, such as Exodus Communications, Inc., Frontier GlobalCenter, Inc., which is being acquired by Global Crossing Holdings, Ltd, Hiway Technologies, Inc., which was acquired by Verio Inc. and Globix
Corporation;  (ii)  national  and  regional  ISPs,  such as  Concentric  Network
Corporation, PSINet, Inc., MCI WorldCom and certain subsidiaries of GTE Corporation; (iii) global, regional and local telecommunications companies, such as Sprint, MCI WorldCom and regional bell operating companies, some of whom supply capacity to Intellicom; and (iv) large information technology outsourcing firms, such as International Business Machines Corporation and Electronic Data Systems. Some of these companies operate in one or more of these markets. In addition, many of Intellicom's current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than Intellicom does. As a result, some of these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than Intellicom can. In an effort to gain market share, some of Intellicom's competitors have offered co-location services similar to
Intellicom's, at lower prices or with incentives not matched by Intellicom, including free start-up and domain name registration, and periods of free service and low-priced Internet access. As a result of these policies, Intellicom may encounter increasing pricing pressure that could have a significant adverse effect on its business and operating results.


In addition, these competitors have entered and will likely continue to enter into joint ventures, consortiums or consolidations to provide additional services competitive with those provided by Intellicom. As a result, such competitors may be able to provide customers with additional benefits in connection with their co-location and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to Intellicom's services. Intellicom might not be able to offset the effects of any such price reductions. In addition, Intellicom expects competition to intensify as its current and potential competitors incorporate a broader range of bandwidth, connectivity and Internet networking services and tools into their service offerings. Intellicom believes that companies seeking co-location and Internet connectivity providers for their critical Internet operations may use more than one company to provide this service. As a result, these customers would be able to shift the amount of service and bandwidth usage from one provider to another. Intellicom may also face competition from its suppliers. Intellicom's agreements with its suppliers and other partners do not limit or restrict those parties from offering similar services to Intellicom's customers, thereby enabling such parties to compete against Intellicom.

Employees

As of September 30, 2000, Intellicom has 83 employees.

Facilities


Intellicom operates from leased facilities in Livermore, California; Eau Claire, Wisconsin; and Miami, Florida. The Livermore location houses Intellicom's operations data center and up/down link facility as well as the administrative and sales offices. The Eau Claire, Wisconsin office consists of Intellicom's customer service center and Intellicom's ISP subsidiary. The Miami, Florida office consists of Intellicom's Latin American sales and engineering departments.


Legal Proceedings

Intellicom has no material pending litigation.

                                ISP Channel, Inc.


On December 7, 2000, the Company decided to discontinue providing cable-based high-speed Internet access through its ISP Channel subsidiary because, among other things, consolidation in the cable industry made it difficult for the ISP Channel to achieve the economies of scale necessary to provide such services profitably.

As of December 31, 2000, ISP Channel ceased operations at the majority of its locations. ISP Channel will seek to wind down its business by the end of January 2001. The financial statements presented elsewhere in this Annual Report on Form 10-K include the operations of ISP Channel as a discontinued operation.

Employees

As of September 30, 2000, ISP Channel had 276 employees.

Facilities

ISP Channel has a network operations center and customer care center located respectively at 510 and 520 Logue Avenue, Mountain View, California 94043. The Company also maintains sales offices in Chicago, Illinois; Denver, Colorado; and Los Angeles, California.

Legal Proceedings

ISP Channel has no material pending litigation.

                               Aerzone Corporation


On January 24, 2000 the Company founded Aerzone (formerly SoftNet Zone, Inc.), a Delaware corporation, to provide business travelers wireless broadband Internet services as well as business center services at airports, hotels, convention centers, and other high traffic areas where business people congregate. On April 21, 2000, the Company acquired Laptop Lane, a provider of business center services primarily at airports, and transferred Laptop Lane to Aerzone in exchange for Aerzone common stock. On December 19, 2000, the Company announced that it would discontinue the operations of Aerzone and anticipated that it will sell the Laptop Lane business. In making the decision to discontinue the Aerzone business, the Company determined that the capital needs of the Aerzone wireless business were greater than the Company's financial capacity and that Aerzone's ability to raise the investment capital necessary to support its growth was not likely.

With the exception of the potential sale of Laptop Lane, Aerzone will seek to wind down its business by the end of January 2001. The financial statements presented elsewhere in this Annual Report on Form 10-K include the operations of Aerzone as a discontinued operation.


Laptop Lane


As of September 30, 2000, Aerzone, through Laptop Lane, operated 19 retail stores in 12 airports, and had an additional 4 retail stores under construction in 2 airports and one convention center. The total number of workstations at such retail stores, either operating or under construction, was 178.

A Laptop Lane business center includes 4 to 8 private workstations. Each workstation includes a desktop computer, a docking station for a laptop computer, a telephone, and high-speed Internet connectivity. Each Laptop Lane also provides printing, faxing, copying, packaging and shipping, and videoconferencing services. Where space permits, Laptop Lanes include conference centers for meetings. In addition to providing a workstation, Laptop Lanes sell products geared to business travelers.


Employees

As of September 30, 2000, Aerzone had 160 employees, of whom 109 worked in Laptop Lanes across the United States and in Amsterdam.

Facilities

Aerzone is  headquartered  at SoftNet's  offices in San  Francisco,  California.
Aerzone  has  additional  offices  in  Seattle  and  Bellevue,   Washington  and
Amsterdam, the Netherlands.

Legal Proceedings

Aerzone has no material pending litigation.

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

                                  Company Risks

The Company has a Limited History Operating Internet Businesses, which may make it Difficult to Evaluate the Company's Performance and Prospects

Any evaluation of the Company's businesses will be difficult because of its limited operating history in the Internet access and services business. The Company acquired ISP Channel in June 1996, Intelligent Communications in February 1999 and formed Aerzone in January 2000. Prior to 1996, the Company did not have any experience in businesses related to the Internet or high technology, and since the acquisition of Intellicom in February 1999, the nature of the Company's business has changed. As a result, the Company's historical financial information may not be indicative of the Company's future results, and the Company's prospects are difficult to predict and may change rapidly.

In addition, the Company confronts all of the challenges and uncertainties encountered by growing, early-stage companies, particularly companies in the new and rapidly evolving international market for Internet connectivity, access and related services. These challenges include the Company's ability to:


o Increase the services purchased from the Company by its customers and the amount of revenue the Company receives from each of its customers;
o    Satisfy the changing needs of the Company's existing and future customers;
o    Acquire, develop and market new Internet services;
o Respond to the changing needs of the Internet access and content delivery market;
o    Expand Intellicom's international customer base;
o    Develop and maintain strategic and business relationships;
o Capitalize on the Company's early entrant status; and o Recruit and retain key personnel.

The Company has a History of Losses and Expects to Incur Losses in the Future

The Company has sustained substantial losses over the last five fiscal years and expects to continue to report net losses for the foreseeable future. For the year ended September 30, 2000, the Company had a net loss of $232,353,000. As of September 30, 2000, the Company had an accumulated deficit of $332,600,000. The Company expects to incur additional losses and experience negative cash flows related to capital expenditures, sales and marketing, and general and administrative expenses as Intellicom expands its satellite-based Internet services. These efforts may be more expensive than the Company currently anticipates. The Company cannot guaranty it will ever achieve profitability or reduce its accumulated deficit.


The Company may not Generate Sufficient Cash Flows to Support its Expenses


The Company's current expense levels are to a large extent fixed on expectations of future revenues. In addition, the Company may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. As a result, the Company may not be able to grow its revenues quickly enough to absorb these expenses.


The Company may not have Sufficient Capital to Fund its Business Plan

The Company cannot predict with any degree of accuracy whether the Company will ultimately achieve cash flow levels sufficient to support the Company's operations, development of new products and services, and expansion of the Company's Internet services. Unless the Company reaches such cash flow levels, the Company may require additional financing to provide funding for operations. If the Company is required to raise capital through a debt financing, the Company may be highly leveraged and such debt securities may have rights or privileges senior to those of the Company's current stockholders. If the Company is required to raise capital by issuing equity securities, the percentage ownership of the Company's stockholders will be reduced, stockholders may experience dilution and such securities may have rights, preferences and privileges senior to those of the Company's common stock. The Company cannot provide any assurance that such financing will be on terms that are favorable to the Company. In the event that the Company cannot generate sufficient cash flow from operations, or is unable to borrow or otherwise obtain additional funds on favorable terms to finance operations when needed, the Company's business, financial condition, and prospects would be materially adversely affected.

The Company's Quarterly Results are Unpredictable and may Adversely Affect the Trading Price of the Company's Common Stock

The Company's operating results have fluctuated widely on a quarterly basis, and we expect to experience fluctuation in future quarterly operating results. In addition, the Company cannot predict with any significant degree of certainty the Company's quarterly operating results. Many of the factors that cause the Company's quarter-to-quarter operating results to be unpredictable are largely beyond the Company's control. Factors that impact operating results include:

o        Demand for the Company's products and services;
o        Conditions in the Internet services industries;
o        Timing of dispositions, acquisitions and capital expenditures;
o        General economic conditions; and
o        Timing and conditions of sales.

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

The  Company's  Purchase   of  Intellicom  may  Adversely  Affect the  Company's
Financial Condition

The purchase of Intellicom involves other risks including potential negative effects on the Company's reported results of operations from acquisition-related charges and amortization of acquired technology and other intangible assets. As a result of the Intellicom acquisition, the Company recorded approximately
$16,075,000 of intangible assets. The resulting amortization expense will adversely affect the Company's earnings and profitability for the foreseeable future. If the amount of such recorded intangible assets is increased or if the Company has future losses and is unable to demonstrate the Company's ability to recover the amount of intangible assets recorded during such time periods, the period of amortization could be shortened, which may further increase annual amortization charges. In such event, the Company's business and financial condition could be materially and adversely affected. In addition, the Intellicom acquisition was structured as a purchase by the Company of all of the outstanding stock of Intellicom. As a result, the Company could be adversely affected by direct and contingent liabilities of Intellicom. It is possible that the Company is not aware of all of the liabilities of Intellicom , and that Intellicom has greater liabilities than the Company expected.


If the Company is unable to Successfully Integrate Future Acquisitions into the Company's Operations, then the Company's Results and Financial Condition may be Adversely Affected

In addition to the recent acquisitions of Intellicom and Laptop Lane, the Company may acquire other businesses that the Company believes will complement the Company's existing businesses. The Company cannot predict if or when any prospective acquisitions will occur or the likelihood that they will be completed on favorable terms. Acquiring a business involves many risks, including:


o Disruption of the Company's ongoing business and diversion of resources and management time;
o Dilution to existing stockholders if the Company uses equity securities to finance acquisitions;
o    Incurrence of unforeseen obligations or liabilities;
o Inability of management to maintain uniform standards, controls, procedures and policies;
o    Difficulty assimilating the acquired operations and personnel;
o Risks of entering markets in which the Company has little or no direct prior experience; and
o Impairment of relationships with employees or customers as a result of changes in management.

The Company cannot assure that it will make any acquisitions or that it will be able to obtain additional financing for such acquisitions, if necessary. If any acquisitions are made, the Company cannot assure that it will be able to successfully integrate the acquired business into its operations or that the acquired business will perform as expected.

The Company's Equity Investments in Other Companies may not Yield any Returns


The Company has made equity investments in several Internet-related companies, including joint ventures in other countries. In most instances, these investments are in the form of illiquid securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. The Company's investments in these companies may not yield any return. Furthermore, if these companies are not successful, the Company could incur charges related to the write-down or write-off of assets. The Company also records and continues to record a share of the net losses in these companies, up to the Company's cost basis. The Company may make additional investments in the future. Losses or charges resulting from these investments could harm the Company's operating results.


The Company does not Intend to pay Dividends


The Company has not historically paid any cash dividends on the Company's common stock and does not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon the Company's earnings and capital requirements, the Company's debt obligations and other factors the board of directors deems relevant. The Company currently intends to retain its earnings, if any, to finance the development and expansion of its businesses.


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


                                Intellicom Risks

If Intellicom Fails to Manage its Expanding Business Effectively, its Business, Financial Condition and Prospects could be Adversely Affected


Intellicom's  growth  and  expected  growth  is likely  to  continue  to place a significant strain on its resources. To exploit fully the market for Intellicom's products and services, Intellicom must rapidly execute its sales strategy while managing anticipated growth through the use of effective planning and operating procedures. In addition, Intellicom must develop its customer service and network operations centers. To manage Intellicom's anticipated growth, it must, among other things:

o Continue to develop and improve Intellicom's operational, financial and management information systems as well as its customer service and network operations centers;
o    Hire and train additional qualified personnel;
o    Continue to expand and upgrade core technologies; and
o Effectively establish and manage multiple relationships with various customers, suppliers and other third parties.


Consequently, such expansion could place a significant strain on Intellicom's services and support operations, sales and administrative personnel and other resources. Intellicom may, in the future, also experience difficulties meeting demand for its products and services. Intellicom cannot assure that its systems, procedures or controls will be adequate to support its operations or that management will be able to exploit fully the market for its products and services. Intellicom's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and prospects.

Intellicom may Fail if its Industry as a Whole Fails or its Products and Services do not Gain Commercial Acceptance

It has become feasible to offer Internet services using satellites on a broad scale only recently. There is no proven commercial acceptance of satellite-based Internet services and none of the companies offering such services are currently profitable. It is currently very difficult to predict whether these companies will become viable. The failure of the broadband Internet services industry to evolve in the manner in which it is currently contemplated could adversely affect the Company's business, financial condition and prospects.

The success of Intellicom will depend upon the willingness of new and existing subscribers to pay the monthly fees and installation costs associated with the service and to purchase or lease the equipment necessary to access the Internet. Accordingly, the Company cannot predict whether Intellicom's pricing models will be viable, whether demand for Intellicom's services will materialize at the prices they expect to charge, or whether current or future pricing levels will be sustainable. If Intellicom does not achieve or sustain such pricing levels or if their services do not achieve or sustain broad market acceptance, then the Company's business, financial condition, and prospects will be materially adversely affected.

An Interruption in the Supply of Products and Services that Intellicom Obtains from Third Parties could cause a Decline in Sales of Intellicom Services

In designing, developing and supporting Intellicom's Internet services, Intellicom relies extensively on third parties. In particular, Intellicom relies on satellite providers, satellite dish manufacturers and Internet hardware manufacturers and systems integrators to help build its networks. These suppliers may experience difficulty in supplying Intellicom with products and services sufficient to meet the needs of Intellicom or they may terminate or fail to renew contracts for supplying these products and services to Intellicom on terms that it finds acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of Intellicom's services.

Intellicom Derives a Significant Portion of its Revenues from Providing Equipment and Internet Services to a Limited Number of Customers which Presents Credit Risks and could cause Increased Expenses or Losses of Future Revenue

For the year ended September 30, 2000, sales to Intellicom's largest customer, Tricom, S.A., accounted for approximately 82% of Intellicom's net revenue and as of September 30, 2000, Tricom accounted for approximately 92% of Intellicom's total accounts receivable. Intellicom expects that a small number of customers will continue to account for a significant portion of its revenue for the foreseeable future. If any one of Intellicom's customers, especially Tricom, discontinues its relationship for any reason, Intellicom may suffer a significant reduction to its future revenue and may incur significant losses.

Intellicom Depends on Third-Party Carriers to Maintain its Networks and any Interruption of its Operations due to the Failure to Maintain such Networks would have a Material Adverse Effect on the Company's Business, Financial Condition and Prospects

Intellicom's success will depend upon the capacity, reliability and security of the network used to carry data between its subscribers and the Internet. A portion of the network used by Intellicom, is owned by third parties, and accordingly Intellicom has no control over its quality and maintenance.
Currently, Intellicom has transit agreements with MCIWorldCom, Sprint, and others to support the exchange of traffic between its network operations centers and the Internet. In addition, Intellicom has agreements with SatMex and GE Americom for satellite transponder space. The failure of any other link in the delivery chain resulting in an interruption of Intellicom's operations would have a material adverse effect on the Company's business, financial condition and prospects.

Intellicom's Services may be Subject to Downward Pricing Pressures, which would Negatively Impact its Financial Results

The market for Internet access in the U.S. is subject to downward pricing pressure caused by a number of factors, including increased competition and technological advances. Pricing pressures outside of the U.S. in the markets Intellicom serves may develop as international Internet access and services become more available. To operate, Intellicom has certain costs, such as its lease of satellite transmission capacity, which are relatively fixed and generally not susceptible to downward pricing pressure. As a result, Intellicom has little flexibility in lowering the price for its services. If Intellicom is affected by downward pricing pressure, it cannot assure that it will be able to offer Internet services at prices that are competitive or profitable.

Intellicom has a Lengthy and Complex Sales Cycle, which may Require it to Commit Significant Resources Prior to Receiving Revenues

Intellicom targets large enterprises as ideal customers. Because the purchase of Intellicom's products and services is a significant investment for its customer base, Intellicom's customers generally take a long time to evaluate Intellicom's products and services. Intellicom expects that most of its customers will evaluate its products and services in a process involving multiple people and departments. In addition, Intellicom's customers may have concerns about the introduction or announcement of new products, services and technologies, whether by Intellicom or by others, as well as requests for product or service enhancements. Accordingly, Intellicom has and expects to continue to expend significant resources educating prospective customers about the uses and benefits of its services. Intellicom's limited historical experience indicates that its sales cycle can range from three months to nine months, although the cycle could be longer due to significant delays over which Intellicom has little or no control, such as the budgeting and approval process of its customers. As a result of this long sales cycle, Intellicom may take a substantial amount of time to generate revenue from sales efforts. In addition, any delay in selling Intellicom's products and services could lead prospective customers to find alternatives from a competitor or to develop an in-house solution. Further, Intellicom may spend a significant amount of time and money on a potential customer that ultimately does not purchase its services.


Intellicom's Business will Suffer and its Financial Results will Deteriorate if it does not Continue to Expand its Customer Base


Intellicom's success depends primarily on the growth of its customer base, the retention of its current customers and its ability to expand the number of Internet services it offers to its customers so that revenue per customer and overall revenue increase. If Intellicom is unable to maintain and expand its customer base its business and financial results will suffer. Intellicom's ability to attract new customers and, to a lesser degree, maintain current customers, as well as its ability to increase the amount of revenue it receives from each customer, depends on a variety of factors, including:


o Continued growth in demand by international ISPs and corporate enterprises for Internet backbone connectivity;
o    Intellicom's ability to provide adequate bandwidth to all of its customers;
o    Intellicom's ability to provide additional services across its network;
o    Intellicom's ability to broadcast content around the world;
o The success in Intellicom's development and management of its strategic and business relationships;
o Intellicom's success in establishing and maintaining business relationships with content aggregators, Internet backbone operators and regional satellite owners; and
o    The reliability and cost-effectiveness of Intellicom's services.

If   Intellicom   is  unable  to   Maintain,   Expand  and  Adapt  its   Network
Infrastructure, the Demand for its Services may Decrease


Intellicom must continue to expand and adapt its network as the number of its international customers grow, as users place increasing demands on its network, and as other requirements change. As Intellicom grows its customer base, it may not be able to provide its customers with the increasing levels of data transmission capacity that they may require for a number of reasons, such as Intellicom's possible inability to raise the funds needed to develop the network infrastructure to maintain adequate transmission speeds and the lack of additional network availability from third-party suppliers of satellite and fiber optic cable transmission capacity. Intellicom's failure to achieve or maintain high capacity transmissions could significantly reduce demand for its services, decreasing its revenue and harming its business and financial results.

If Intellicom Fails to Accurately Predict its Satellite Bandwidth Requirements and Effectively Manage its Fixed Costs, the Company's Operating Results will Suffer

If Intellicom does not obtain adequate satellite bandwidth capacity on acceptable terms and realize corresponding customer volume for this bandwidth, it is unlikely that Intellicom will achieve positive gross profit. Intellicom purchases this bandwidth capacity based on its projected future needs on a fixed-price basis in advance of the sale of its services that utilize the bandwidth. Substantially all of this bandwidth capacity can be purchased only on a long-term basis. Intellicom sells its services on the basis of actual usage and total bandwidth capacity used by its customers, which changes from month to month and is difficult to predict. If Intellicom's sales fail to match its projections, it could be subject to periods of excess satellite capacity, which could seriously harm its business. As a result, Intellicom must obtain enough bandwidth to meet its projected customer needs, and Intellicom must realize adequate volume from its customers to support and justify the bandwidth capacity and expense. If demand from existing or potential customers exceeds Intellicom's capacity, the quality of its service may suffer or Intellicom may be unable to capitalize on potential business opportunities. If that happens, Intellicom may lose existing or potential customers and its operating results would suffer.


Problems Associated with Operating in International Markets could Prevent Intellicom from Achieving or Sustaining its Intended Growth

The majority of Intellicom's business will be derived from ISPs and other businesses located in foreign countries. Intellicom's failure to manage its international operations effectively would limit the future growth of its business. Intellicom faces certain inherent challenges in conducting international operations, such as:

o Changes in telecommunications regulatory requirements or trade barriers restricting Intellicom's ability to deliver Internet services to its customers;
o The imposition of unanticipated fees, taxes and costs by foreign governments, which could significantly increase Intellicom's costs;
o Political and economic instability disrupting the operations of Intellicom's customers;
o Protectionist laws and business practices favoring local competition potentially giving unequal bargaining leverage to competitors; and
o Currency fluctuations increasing the cost of Intellicom's services to its international customers.

Intellicom's failure to adequately respond to any of these challenges could seriously harm its operations and prospects.


Failure to Recruit and Retain Key Management, Technical and Sales Personnel will Adversely Affect Intellicom's Ability to Operate

Intellicom's success depends, in large part, on Intellicom's ability to attract and retain qualified technical, marketing, sales and management personnel. With the expansion of Intellicom's services, it is currently seeking new employees. However, competition for such personnel is intense in Intellicom's business, and thus, Intellicom may be unsuccessful in its hiring efforts. If Intellicom does not attract and retain such personnel, it may not be able to grow its business and may experience disruptions in operations. The failure to attract or retain other key employees could have a material adverse effect on the Company's business, financial condition and prospects.



New Members of the Company's Management Team will have to Effectively Integrate to Implement its Strategies

The Company depends on the ability of its management team to effectively execute its strategies. Because certain members of the Company's management team have worked together for a short period of time, the Company needs to integrate these officers into its operations. To integrate into the Company's operations, these individuals must spend a significant amount of time learning its business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has and will continue to result in some disruption to the Company's ongoing operations. If we fail to complete this integration in an efficient manner, the Company's business and financial results will suffer.


Any Damage or Failure that Causes Interruptions in Intellicom's Operations could have a Material Adverse Effect on its Business, Financial Condition and Prospects

Intellicom's operations are dependent upon its ability to support a highly complex network and avoid damages from fires, earthquakes, floods, power losses, telecommunications and satellite failures, network software flaws, transmission cable cuts and similar events. The occurrence of any one of these events could cause interruptions in the services Intellicom provides. In addition, the failure of an incumbent local exchange carrier or other service provider to provide the communications capacity Intellicom requires, as a result of a natural disaster, operational disruption or any other reason, could cause interruptions in the services Intellicom provides. Any damage or failure that causes interruptions in Intellicom's operations could have a material adverse effect on the Company's business, financial condition and prospects.

Intellicom may be Vulnerable to Unauthorized Access, Computer Viruses and Other Disruptive Problems, which may Result in Intellicom's Liability to its Customers and may Deter Others from Becoming Customers

While Intellicom has taken substantial security measures, its networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet service providers and online service providers have experienced in the past, and may experience in the future, interruptions in service as a result of the accidental or intentional actions of Internet users. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in Intellicom's computer systems and those of its customers. Such events may result in Intellicom's liability to its customers and may deter others from becoming customers, which could have a material adverse effect on the Company's business, financial condition and prospects. Although Intellicom intends to continue using industry-standard security measures, such measures have been circumvented in the past, and Intellicom cannot assure you that these measures will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may cause Intellicom's subscribers delays due to interruptions or cessation of service. Such delays could have a material adverse effect on the Company's business, financial condition and prospects.

Intellicom may Face Potential Liability for Defamatory or Indecent Content, which may cause it to Modify the way it Provides Services

Any imposition of liability on Intellicom for information carried on the Internet could have a material adverse effect on the Company's business, financial condition and prospects. The law relating to liability of Internet service providers and online service providers for information carried on or disseminated through their networks is currently unsettled. A number of lawsuits have sought to impose such liability for defamatory speech and indecent materials. Congress has attempted to impose such liability, in some circumstances, for transmission of obscene or indecent materials. In one case, a court has held that an online service provider could be found liable for defamatory matter provided through its service, on the ground that the service provider exercised active editorial control over postings to its service. Because of the potential liability for materials carried on or disseminated through Intellicom's systems, the Company may have to implement measures to reduce its exposure to such liability. Such measures may require the expenditure of substantial resources or the discontinuation of certain products or services.

Intellicom may face Potential Liability for Information Retrieved and Replicated that may not be Covered by its Insurance

Intellicom's liability insurance may not cover potential claims relating to providing Internet services or may not be adequate to indemnify Intellicom for all liability that may be imposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on Intellicom's business, financial condition and prospects. Because subscribers download and redistribute materials that are cached or replicated by Intellicom in connection with its Internet services, claims could be made against Intellicom under both U.S. and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of such materials. These types of claims have been successfully brought against online service providers. In particular, copyright and trademark laws are evolving both domestically and internationally, and it is uncertain how broadly the rights provided under these laws will be applied to online environments. It is impossible for Intellicom to determine who the potential rights holders may be with respect to all materials available through its services. In addition, a number of third-party owners of patents have claimed to hold patents that cover various forms of online transactions or online technology. As with other online service providers, patent claims could be asserted against Intellicom based upon its services or technologies.

Third  Parties  may  Claim  that   Intellicom's   Product   Infringes  on  their
Intellectual Property, which could Result in Significant Expenses for Litigation or for Developing or Licensing New Technology

The Internet and telecommunications industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. Third parties may assert claims that Intellicom's current or future products, networks or ways of doing business infringe on their intellectual property. Intellicom cannot predict whether third parties will assert these types of claims against Intellicom or against the licensors of technology licensed to Intellicom. Intellicom cannot predict whether such assertions would harm its business.

If Intellicom is required to defend against these types of claims, whether they are with or without merit or whether they are resolved in favor of or against Intellicom or its licensors, it may face costly litigation and diversion of management's attention and resources. As a result of these disputes, Intellicom may have to develop or otherwise obtain non-infringing technology or enter into licensing agreements, any of which may be costly.

A Perceived or Actual Failure by Intellicom to Achieve or Maintain High Speed Data Transmission could Significantly Reduce Consumer Demand for its Services and have a Material Adverse Effect on the Company's Business, Financial Condition and Prospects


Because Intellicom has only been operational for a relatively short period of time its ability to connect and manage a substantial number of online subscribers at high transmission speeds is unknown. Intellicom faces risks related to its ability to scale up to expected subscriber levels while maintaining superior performance. The actual downstream data transmission speeds for each customer may be slower and will depend on a variety of factors, including:

o    Actual speed provisioned for the customer's equipment;
o    Quality of the server used to deliver content;
o    Overall Internet traffic congestion;
o    The number of active customers on the network at the same time; and
o For Intellicom, the service quality of the networks of Intellicom's customers.

The actual data delivery speeds realized by customers may be significantly lower than peak data transmission speeds and will vary depending on the customer's hardware, operating system and software configurations. Intellicom cannot assure you that it will be able achieve or maintain data transmission speeds high enough to attract and retain its planned numbers of subscribers, especially as the number of subscribers to its services grows. Consequently, a perceived or actual failure by Intellicom to achieve or maintain high speed data transmission could significantly reduce consumer demand for their services and have a material adverse effect on the Company's business, financial condition and prospects.

Intellicom  may not be able to keep Pace with  Rapid  Technological  Changes  or
Emerging   Industry   Standards  that  could  make  its  Services  Obsolete  and
Unmarketable

Intellicom's services may become less useful to its customers if it is unable to respond to technological advances that shape the Internet or alternative technologies or services become available to them. Keeping pace with technological advances in Intellicom's industry may require substantial expenditures and lead time. In addition, future advances in technology or fundamental changes in the way Internet access or other Internet services can be delivered may render Intellicom's services obsolete or less cost competitive. Intellicom may not be able to adequately respond to or incorporate technological advances on a cost-effective or timely basis into its businesses.


The Internet  Industry Operates in an Uncertain Legal Landscape and the Adoption
or  Interpretation  of Future or Existing   Regulations  could Harm Intellicom's
Business

The Internet and the markets in which Intellicom offers its Internet services are relatively new. Many of the laws and regulations that govern Intellicom and the Internet have yet to be interpreted or enforced. It is likely that in the future many new laws will take effect that will regulate the Internet and the markets in which the Company operates. The applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation and tariffs, libel, consumer protection, obscenity, pricing and personal privacy is uncertain. Current and future laws and regulations may:



o    Decrease the growth of the Internet;
o Regulate our customers in ways that harm our ability to sell our services to them;
o    Decrease demand for our services; and
o Impose taxes or other costly requirements or otherwise increase the cost of doing business.

Thus, the adoption and interpretation of any future or existing regulations could seriously harm Intellicom's business.

The Legal Environment in which Intellicom Operates is Uncertain and Claims Against Intellicom and other Legal Uncertainties could cause its Business to Suffer

Because most of Intellicom's business is conducted outside the U.S., Intellicom is susceptible to the governmental regulations and legal uncertainties of foreign countries. In general, the laws of countries outside the U.S. governing the Internet and Internet services, to the extent they exist at all, vary widely, are unclear and in flux and have failed to keep pace with the rapid advancements in Internet technology and the expanding range of Internet-based services being offered. Partly because of these problems, and Intellicom's view that local regulatory compliance is a greater issue of concern for our ISP customers, Intellicom has not, and currently does not intend to, determine conclusively whether it complies with the requirements of any particular foreign country.


Any one or more of the countries where Intellicom conducts business may require that Intellicom qualifies to do business in that particular country, is liable for certain taxes or tariffs, is otherwise subject to regulation or is prohibited from conducting its business in that foreign country. Thus, Intellicom cannot assure that it is currently in compliance with the legal requirements of any particular country or all of the countries outside the U.S. in which it conducts business, that Intellicom will be able to comply with any such requirements or that the requirements will not change in a way that would render the receipt of its services in a particular country illegal. Intellicom's failure to comply with foreign laws and regulations could cause it to lose customers, restrict it from entering profitable markets and seriously harm its business.


Intellicom's   customers   also  face  many  of  the   governmental   and  legal
uncertainties that Intellicom faces and currently are, or in the future may become, subject to many of the same requirements to which Intellicom may be subject. Intellicom makes no effort to determine whether its customers comply with applicable regulations. The failure of Intellicom's customers to comply with applicable laws and regulations could cause it to lose customers or otherwise seriously harm its business.

                                ISP Channel Risks

The Company may face Unexpected Liabilities in Winding Down the Business of ISP Channel

The Company has determined that it is in the best interests of the Company and its shareholders to wind down the business of ISP Channel. While the Company expects the process of winding down ISP Channel to be substantially complete by January 31, 2001, there can be no assurances that it will be able to do so. The Company expects to incur significant costs related to terminating cable affiliate and other contracts, reducing the workforce and recovering and disposing of deployed assets. In addition, the Company may face litigation from customers, cable affiliates and others with respect to such winding down activities.

                                  Aerzone Risks

The Company may face Unexpected Liabilities in Winding Down the Business of Aerzone

The Company has determined that it is in the best interests of the Company and its shareholders to wind down the business of Aerzone. While the Company expects the process of winding down Aerzone (with the exception of the sale of the Laptop Lane business) to be substantially complete by January 31, 2001, there can be no assurances that it will be able to do so. The Company expects to incur costs related to terminating airport and other contracts, reducing the workforce and recovering and disposing of deployed assets. In addition, the Company may face litigation with respect to such winding down activities.


Further, the Company may be unsuccessful in its efforts to sell the Laptop Lane business. There can be no assurance that a buyer will be found at an acceptable price or that the business can be sold for any particular amount of cash, securities or other consideration.

Item 2.  Properties


The Company maintains office space for its corporate headquarters and Aerzone's headquarters at 650 Townsend Street, San Francisco, California, in a state of the art facility of approximately 35,100 square feet under lease through July 2005. Approximately 18,300 square feet of this facility were used by Aerzone.

Additionally, Aerzone leases a total of approximately 17,000 square feet of office space in Seattle and Bellevue, Washington. These leases expire in August 2005 and June 2002, respectively.

Intellicom leases a total of approximately 16,700 square feet of office space in Livermore, California, which expires in December 2004, approximately 3,770 square feet of office space for its call center in Eau Claire, Wisconsin, and approximately 2,144 square feet of office space in Miami, Florida for its sales office.

Additionally, the Company has leases on approximately 49,450 square feet of office space in Mountain View, California, that were used by ISP Channel. These leases expire in July 2003 and July 2005. ISP Channel also leases space for sales offices in Chicago, Illinois; Denver, Colorado; and Los Angeles, California.


Item 3.  Legal Proceedings

The Company has no material pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

Since April 14, 1999, the Company's common stock has been listed and traded on the NASDAQ National Market ("NASDAQ") under the symbol "SOFN". Prior to that date, the Company's common stock was traded and listed on the American Stock Exchange ("AMEX") under the symbol "SOF". The per share range of high and low sale prices for the Company's common stock as reported on NASDAQ or AMEX, as applicable, for each three month period over the two years ended September 30, 2000 are as follows:

                                    High Low

        Year Ended September 30, 1999:
           December 31, 1998......................    $    21       $     5 9/16
           March 31, 1999.........................         40 3/8        14 1/2
           June 30, 1999..........................         69 1/2        19 1/8
           September 30, 1999.....................         37            16 5/8

        Year Ended September 30, 2000:

           December 31, 1999......................    $    45       $    21 5/8
           March 31, 2000.........................         50 1/4        22
           June 30, 2000..........................         29 9/16        8 3/8
           September 30, 2000.....................         11 3/4         4 9/16


As of November 30, 2000 there were 431 record holders of the Company's common stock. The closing price for the Company's common stock on November 30, 2000 was $2 1/32.

The Company has not declared dividends on its common stock and has no intention of declaring dividends in the foreseeable future. Other than restrictions that may be part of various debt instruments, the Company does not have any legal restriction on paying dividends.

Recent Sales of Unregistered Securities

In October 1994, the Company issued $1,250,000 of its 10% Convertible Subordinated Notes due October 31, 1999 in a private placement transacted without the use of an underwriter. The notes were issued in association with the Company's purchase of Communicate Direct, Inc. ("CDI"). The proceeds were used to perfect the CDI acquisition and for general corporate purposes. These 10% notes have a conversion price of $4.10. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). For the year ended September 30, 1996, the Company issued 231,708 common stock shares pursuant to the conversion of $950,000 of these convertible notes by a single holder of these notes. For the year ended September 30, 1997, the Company issued 24,390 common stock shares pursuant to the conversion of $100,000 of these convertible notes by a single holder of these notes. For the year ended September 30, 1998, the Company issued 48,780 common stock shares pursuant to the conversion of the remaining $200,000 of these convertible notes by the final holder of these notes.

In  December  1994,  the  Company  issued   $2,189,000  of  its  9%  Convertible
Subordinated Notes due December 31, 1998 in a private placement transacted without the use of an underwriter. The proceeds were used for general corporate purposes. These 9% notes have a conversion price of $5.00. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act. For the year ended September 30, 1996, the Company issued 422,898 common stock shares pursuant to the conversion of $2,114,000 of these convertible notes by seventeen individual holders of these notes. For the year ended September 30, 1997, the Company issued 10,000 common stock shares pursuant to the conversion of $50,000 of these convertible notes by a single holder of these notes. For the year ended September 30, 1998, the Company issued 5,000 common stock shares pursuant to the conversion of the remaining $25,000 of these convertible notes by the final holder of these notes.

On September 15, 1995, in association with the acquisition of MTC, the Company assumed $1,800,000 of 6% Convertible Subordinated Secured Debentures due February 28, 2002. These 6% debentures are subject to redemption at the option of the Company at face value, provided however, that the Company issues common share purchase warrants to purchase the same number of shares as would have been issued if the debentures were converted. These debentures are convertible into the Company's common stock at $8.10 per share. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the

Securities Act. For the year ended September 30, 1996, the Company issued 125,925 common stock shares pursuant to the conversion of $1,020,000 of these convertible debentures by ten separate holders of these debentures. For the year ended September 30, 1998, the Company issued 7,407 shares of the Company's common stock pursuant to the conversion of $60,000 of these convertible debentures by a single holder of these debentures. For the year ended September 30, 1999, the Company issued 7,407 common stock shares pursuant to the conversion of $60,000 of these convertible debentures by a single holder of these debentures. Subsequently, during November 2000, the remaining principal of $660,000 and accrued interest was paid.


On September 15, 1995, the Company issued $2,856,000 of its 9% Convertible Subordinated Debentures due September 15, 2000 in conjunction with the acquisition of MTC. The debentures were issued to the shareholders of MTC as partial consideration for the acquisition. These 9% debentures have a conversion price of $6.75. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act. For the year ended September 30, 1997, the Company issued 35,104 common stock shares pursuant to the conversion of $237,000 of convertible debt by four separate holders of these debentures. For the year ended September 30, 1998, the Company issued 123,377 common stock shares pursuant to the conversion of $833,000 of convertible debt by seven separate holders of these debentures. For the year ended September 30, 1999, the Company issued 63,719 common stock shares pursuant to the conversion of $430,000 of convertible debt by five separate holders of these debentures. For the year ended September 30, 2000, the Company issued 1,467 common stock shares pursuant to the conversion of $63,000 of convertible debt by 2 separate holders of these debentures. On September 15, 2000, the Company paid the remaining $1,294,000 of convertible debt and accrued interest in cash.

On January 2, 1998, the Company issued $1,444,000 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002 to Mr. R.C.W. Mauran, who was at the time of the transaction a beneficial owner of more than 5% of the Company's common stock, in exchange for the assignment to the Company of certain equipment leases and other consideration, all of which have been assimilated into the business of Micrographic Technology Corporation. The debentures are convertible into the Company's common stock at $8.25 per share after December 31, 1998. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act.


Since December 31, 1997, the Company has issued three series of its 5% convertible preferred stock denominated Series A Convertible Preferred Stock (the "Series A Preferred Stock"), Series B Convertible Preferred Stock (the
"Series B Preferred Stock") and Series C Convertible Preferred Stock (the "Series C Preferred Stock"), together (the "Preferred Stock"). In connection with the issuance of the 5% Preferred Stock, the Company has also issued warrants to purchase its common stock (the "Preferred Warrants"). Proceeds from the sale of the Preferred Stock and the Preferred Warrants were used to fund the expenditures incurred in the expansion of the Company's Internet business, particularly the ISP Channel service, and for general corporate purposes.


On December 31, 1997, the Company issued to RGC International Investors, LDC ("RGC"), 5,000 shares of its Series A Preferred Stock and warrants to purchase 150,000 common stock shares (the "Series A Warrants") for an aggregate purchase price of $5,000,000; $435,000 of the purchase price has been allocated to the value of the Series A Warrants. The conversion price of the Series A Preferred Stock was equal to the lower of $8.28 per share and the lowest consecutive two-day average closing price of the common stock during the 20-day trading period immediately prior to such conversion. The sale was arranged by Shoreline Pacific Institutional Finance ("SPIF"), the Institutional Division of Financial West Group, which received a fee of $250,000 plus warrants to purchase 20,000 common stock shares, which are exercisable at $6.625 and expire on December 31, 2000. The Series A Preferred Stock was issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). For the year ended September 30, 1998, RGC received 100.78 shares of Series A Preferred Stock as dividends paid in kind. For the year ended September 30, 1998, the Company issued 299,946 common stock shares pursuant to the conversion of 2,000 Series A Preferred Stock shares, including accrued dividends, at a price of $6.6875 per share. For the year ended September 30, 1999, the Company issued 413,018 common stock shares pursuant to the conversion of the remaining 3,100.78 Series A Preferred Stock shares at a price of $7.5625 per share.


On May 28, 1998, the Company issued to RGC and Shoreline Associates I, LLC ("Shoreline"), 9,000 and 1,000 shares, respectively, of its Series B Preferred Stock and warrants to purchase 180,000 and 20,000 shares, respectively, of common stock (the "Series B Warrants") for an aggregate purchase price of $10,000,000; $900,000 of the purchase price has been allocated to the value of the Series B Warrants. Prior to February 28, 1999, the conversion price of the Series B Preferred Stock was equal to $13.20 per share. Thereafter, the conversion price of the Series B Preferred Stock was equal to the lower of $13.20 per share and the lowest five-day average closing price of the common stock during the 20-day trading period immediately prior to such conversion. The sale was arranged by SPIF, which received a fee of $500,000 plus warrants to purchase 50,000 common stock shares, which are exercisable at $11.00 and expire on May 28, 2002. The Series B Preferred Stock was issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. For the year ended September 30, 1998, RGC and Shoreline received 112.5 and 12.5 shares, respectively, of Series B Preferred Stock as dividends paid in kind. For the year ended September 30, 1999, RGC and Shoreline received 113.90 and 12.66 shares, respectively, of Series B Preferred Stock as dividends paid in kind. For the year ended September 30, 1999, the Company issued 782,352 common stock shares pursuant to the conversion of all 10,251.56 Series B Preferred Stock shares at a price of $13.20 per share.

On August 31, 1998, the Company issued to RGC 7,500 shares of its Series C Preferred Stock and warrants to purchase 93,750 common stock shares (the "Series C Warrants") for an aggregate purchase price of $7,500,000; $277,000 of the purchase price has been allocated to the value of the Series C Warrants. Prior to May 31, 1999, the conversion price of the Series C Preferred Stock was equal to $9.00 per share. Thereafter, the conversion price of the Series C Preferred Stock was equal to the lower of $9.00 per share and the lowest five-day average closing price of the common stock during the 30-day trading period immediately prior to such conversion. The sale was arranged by SPIF, which received a fee of $375,000 plus warrants to purchase 26,250 common stock shares, which are exercisable at $7.50 and expire on August 31, 2002. The Series C Preferred Stock was issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. For the year ended September 30, 1998, RGC received
31.25 shares of Series C Preferred Stock as dividends paid in kind. For the year ended September 30, 1999, RGC received 94.14 shares of Series C Preferred Stock as dividends paid in kind. For the year ended September 30, 1999, the Company issued 909,148 common stock shares pursuant to the conversion of all 7,625.39 Series C Preferred Stock shares at a price of $9.00 per share.

Each series of the Preferred Stock had similar rights and privileges, and each share of the Preferred Stock has a par value of $0.10 and a face amount of $1,000. The Preferred Stock was convertible into the number of common stock shares determined by dividing the face amount of the Preferred Stock being converted by the applicable conversion price. A holder of the Series A Preferred Stock or the Series B Preferred Stock could not convert its Series A Preferred Stock or Series B Preferred Stock in the event such conversion would result in its beneficially owning more than 4.99% of the Company's common stock (not including shares underlying the Series A Preferred Stock or the Series A Warrants for the Series A Preferred Stock conversions, or the Series B Preferred Stock or the Series B Warrants for the Series B Preferred Stock conversions), but they could waive this prohibition by providing the Company a notice of election to convert at least 61 days prior to such conversion. Similarly, a holder of the Series C Preferred Stock cannot convert its Series C Preferred Stock in the event such conversion would result in beneficially owning more than 4.99% of the Company's common stock (not including shares underlying the Series C Preferred Stock or the Series C Warrants for the Series C Preferred stock conversion). Notwithstanding this limitation, the holders of the Preferred Stock cannot convert into an aggregate of more than 19.99% of the Company's common stock without the approval of the Company's common stockholders or NASDAQ. In addition, the Series B Preferred Stock and Series C Preferred Stock each cannot convert into more than 2,000,000 common stock shares. As of September 30, 1999, all of the Preferred Stock, including dividends paid-in-kind and accrued interest, has been converted into an aggregate of 2,404,464 shares of the Company's common stock.

On January 12, 1999, the Company issued $12,000,000 of its 9% Senior Subordinated Convertible Notes (the "Notes") due January 1, 2001, to a group of institutional investors. These Notes were convertible into the Company's common stock with an initial conversion price of $17.00 per share until July 1, 1999, and, thereafter, at the lower of $17.00 per share (the "Initial Conversion Price") and the lowest five-day average closing bid price of the Company's common stock during the 30-day trading period ending one day prior to the applicable conversion date (the "Conversion Price"). In connection with these Notes, the Company issued to these investors warrants to purchase an aggregate of 300,000 shares of the Company's common stock. These warrants have an exercise price of $17.00 per share and expire in 2003. On April 28, 1999, as a result of the Company's underwritten secondary public offering (the "Secondary Offering"), and in conjunction with an anti-dilution provision associated with the Notes, the Initial Conversion Price was reduced from $17.00 to $16.49 per share. Furthermore, in order to secure three month lock-up agreements from the holders of the Notes in conjunction with the Secondary Offering, the Company entered into a new arrangement with the holders of the Notes to issue all future interest payments, beginning with the three months ended June 30, 1999, in the form of convertible notes with substantially the same form and features as the original Notes. Therefore, the Company issued an additional $549,000 in notes, representing interest for the six months ended September 30, 1999 (the "Interest Notes"). The Notes and warrants were issued in a nonpublic offering pursuant Regulation D under the Securities Act. On October 22, 1999, all of the 9% Senior Subordinated Convertible Notes, related Interest Notes and accrued interest were converted into 765,201 shares of the Company's common stock.

On February 9, 1999, a wholly owned subsidiary of the Company merged with and into Intelligent Communications, Inc. ("Intellicom" and the "Intellicom Acquisition"). The purchase price of $14,869,000 was comprised of: (i) a cash component of $500,000 (the "Cash Consideration"); (ii) a promissory note in the amount of $1,000,000 bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note"); (iii) a promissory note in the amount of

$2,000,000 bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note, the "Debt Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7,469,000 (the "Closing Shares"); (v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3,500,000 (the "Anniversary Shares", together with the Closing Shares, the "Equity Consideration"); and (vi) certain direct acquisition costs totaling $400,000. The Debt Consideration may be partially or wholly converted into the Company's common stock, under certain circumstances. The conversion price of the Debt Consideration is based upon the average closing price of the Company's common stock for the 15 days immediately preceding the conversion date. Both the Debt Consideration and the Equity Consideration were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. In April 1999, the Company paid the First Promissory Note and related interest in full with a combination of cash and equity. The Company paid $832,000 in cash and the remainder, after expenses, with 6,118 common stock shares valued at $190,000. The Intellicom Acquisition agreement requires the Company to issue $1,500,000 of common stock shares on the first anniversary date of the Intellicom Acquisition. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former shareholders of Intellicom. Additionally, the Intellicom Acquisition agreement includes a demonstration bonus ("Demonstration Bonus") of $1,000,000 payable in cash or shares of the Company's common stock at the Company's option by the first anniversary date of the Intellicom Acquisition if certain conditions are met. On February 8, 2000, the opportunity to earn the Demonstration Bonus had expired, and accordingly the Demonstration Bonus was not paid or included in the purchase price of Intellicom.

On February 22, 1999, the Company entered into a license agreement with Inktomi Corporation ("Inktomi", the "Inktomi Licensing Agreement") allowing the Company rights to install certain Inktomi caching technology into the Company's cable-based Internet network infrastructure. The Inktomi Licensing Agreement was valued at $4,000,000 for a total of 500 licenses, of which the first $1,000,000 was paid with 65,843 shares of the Company's common stock and the remaining amount payable in cash in eight quarterly payments of $375,000. For the years ended September 30, 2000 and 1999, total payments amounted to $1,500,000 and $1,125,000, respectively. The Inktomi Licensing Agreement allows the Company to purchase up to 500 additional licenses during the first four years of the agreement. Prepaid license fees at September 30, 2000 and 1999, were $2,602,000 and $2,101,000, respectively. As a result of the Company discontinuing the operations of ISP Channel, prepaid license fees were reflected in the loss on disposition of discontinued operations, net of tax for the year ended September 30, 2000, and in the net assets associated with discontinued operations at September 30, 1999. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

On March 22, 1999, the Company issued warrants to purchase 3,013 common stock shares to an institutional lender in connection with a $3,000,000 credit facility. The credit facility was used to fund certain capital equipment acquisitions. The warrants have an exercise price of $29.875 and expire on March 22, 2003. These securities were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.


In conjunction with offering incentives to launch the Company's ISP Channel cable-based Internet services, the Company issued common stock to cable affiliates in return for the exclusive rights to provide Internet services to their customers. During the year ended September 30, 1999 the Company issued an aggregate of 13,574 common stock shares valued at $337,000 to eight separate cable affiliates. During the year ended September 30, 2000 the Company issued 35,160 common stock shares valued at $419,000 to two separate cable affiliates. In addition, on April 12, 1999 the Company issued 660,000 common stock shares to an investor for $14,990,000 in cash and a modification of the affiliate agreement between the Company and Teleponce Cable TV, which is controlled by the investor; the modification of the affiliate agreement was valued at $8,925,000 as a cable affiliate launch incentive. Further, on November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). In exchange for signing an agreement to launch the ISP Channel services, the Company issued a total of 3,500,000 common stock shares to Mediacom, of which 3,150,000 shares were restricted. The restrictions were lifted as Mediacom launched ISP Channel's services in Mediacom's cable television systems. As of September 30, 2000 there are 2,100,000 shares restricted and unvalued. The unrestricted 1,400,000 shares have been valued at $26,513,000 as cable affiliate launch incentive. As a result of the Company discontinuing the operations of ISP Channel, the cable affiliate launch incentive, net of amortization, was written off and was reflected in the loss on disposition of discontinued operations, net of tax for the year ended September 30, 2000, and in the net assets associated with discontinued operations at September 30, 1999. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under
Section 4(2) of the Securities Act.

On December 13, 1999 the Company completed a private placement of 5,000,000 common stock shares for net proceeds of $128,121,000 to Pacific Century
Cyberworks Limited ("Pacific Century"), and entitled Pacific Century to designate two persons for election to the Board of Directors. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under
Section 4(2) of the Securities Act

On April 21, 2000, the Company acquired Laptop Lane Limited ("Laptop Lane"), a Washington corporation, under the purchase method of accounting and the results of Laptop Lane are included in the consolidated financial statements since the date of acquisition. Laptop Lane is a leading provider of business center services in airports. The Company paid approximately $21,559,000 consisting of
(i) 972,266 common stock shares of the Company valued at $15,107,000, net of adjustment for expenses paid by the Company on behalf of Laptop Lane, exchanged for all outstanding common stock shares of Laptop Lane, (ii) direct acquisition costs of approximately $2,300,000, which includes a bonus payment to Laptop Lane employees for $431,000 in lieu of Laptop Lane stock options, and (iii) 250,000 common stock shares of the Company valued at $3,652,000 to be issued to former Laptop Lane stockholders in payment for achieving certain criteria. As part of the acquisition, an additional 333,333 common stock shares of the Company will be distributed to former Laptop Lane stockholders if certain performance goals or other criteria are met. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. As of September 30, 2000, Laptop Lane has achieved three of the four performance goals; as a result, 249,981 common stock shares of the Company and cash amounting to $3,652,000 was distributed to the former Laptop Lane stockholders. The fourth performance goal requirement was met in October 2000, as a result, upon the resolution of certain claims against Laptop Lane, all or a portion of the remaining 83,333 common stock shares of the Company amounting to $500,000 was accrued for and will be issued to the former Laptop Lane stockholders.


Through September 30, 2000, the Company has granted options to seven separate non-employee consultants to purchase an aggregate of 180,500 common stock shares. The options were granted as partial consideration for services rendered. The options typically vest over the period of contracted service. The exercise price of these options range from $7.375 to $23.8125. In the aggregate, the options have a weighted average exercise price of $13.08. As of September 30, 2000, non-employee consultant options for 64,306 common stock shares were outstanding. For the year ended September 30, 2000 the Company issued 63,194 common stock shares pursuant to the exercise of non-employee consultant options at an average price of $9.6003 per share. These options for common stock shares were granted in a nonpublic offering pursuant to transactions exempt under
Section 4(2) of the Securities Act.

Item 6.  Selected Financial Data

The following table sets forth for the periods selected consolidated financial and operating data for the Company. The statements of operations for the years ended and balance sheets data as of September 30, 2000 and 1999 have been derived from the Company's consolidated financial statements audited by KPMG LLP. The statements of operations for the years ended and balance sheet data as of September 30, 1998, 1997 and 1996 were derived from the Company's consolidated financial statements audited by PricewaterhouseCoopers LLP. The selected consolidated financial data should be read in conjunction with "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.

                                                                         Year Ended September 30,
                                                     -----------------------------------------------------------------
                                                     ------------- ------------ ------------ ------------ ------------
                                                       2000 (b)     1999 (c)       1998         1997       1996 (d)
                                                       --------     --------       ----         ----       --------
                                                                  (In thousands, except per share data)
Consolidated Statements of Operations Data (a):
Net sales........................................    $     9,927   $     1,584  $         -  $         -  $         -
Cost of sales....................................         10,465         1,449            -            -            -
                                                     -----------   -----------  -----------  -----------  -----------
   Gross profit (loss)...........................           (538)          135            -            -            -
                                                     ------------  -----------  -----------  -----------  -----------
Operating expenses:
   Selling and marketing, engineering, and general
     and administrative..........................         22,064         9,147        1,866        1,128        1,654
   Depreciation and amortization.................          3,284         1,888           84           76          306
   Compensation related to stock options.........         14,557         8,538           27            -            -
   Acquisition costs and other...................              -             -            -            -          321
                                                     -----------   -----------  -----------  -----------  -----------
     Total operating expenses....................         39,905        19,573        1,977        1,204        2,281
                                                     -----------   -----------  -----------  -----------  -----------
Loss from continuing operations..................        (40,443)      (19,438)      (1,977)      (1,204)      (2,281)
Other income (expenses):
   Interest income...............................         11,843         3,617          112            -            -
   Interest expense..............................           (526)       (4,716)        (966)      (1,028)      (1,122)
   Gain on sale of available-for-sale securities.              -             -            -            -        5,689
   Other income (expense)........................          8,572        (1,390)        (173)         (72)          31
                                                     -----------   -----------  -----------  -----------  -----------
Income (loss) from continuing operations before
   income taxes..................................        (20,554)      (21,927)      (3,004)      (2,304)       2,317
Provision for income taxes.......................              -             -            -            -            -
                                                     -----------   ------------ -----------  -----------  -----------

Income (loss) from continuing operations.........        (20,554)      (21,927)      (3,004)      (2,304)       2,317

Income (loss) from discontinued operations.......        (72,399)      (29,902)     (13,998)         159       (2,353)
Gain (loss) on disposal of discontinued operations      (139,400)        1,820            -         (486)      (6,061)
                                                     -----------   -----------  -----------  -----------  -----------
Net loss.........................................       (232,353)      (50,009)     (17,002)      (2,631)      (6,097)
Preferred dividends..............................              -          (473)        (343)           -            -
                                                     -----------   -----------  -----------  -----------  -----------
Net loss applicable to common shares.............    $  (232,353)  $   (50,482) $   (17,345) $    (2,631) $    (6,097)
                                                     ===========   ===========  ===========  ===========  ===========
Income (loss) from continuing operations per
common share.....................................    $     (0.87)  $     (1.78) $     (0.41) $     (0.35) $      0.39
Discontinued operations..........................          (9.01)        (2.27)       (1.89)       (0.05)       (1.44)
Preferred dividends..............................              -         (0.04)       (0.05)           -            -
                                                     -----------   -----------  -----------  -----------  -----------
Basic and diluted loss per common share..........    $     (9.88)  $     (4.09) $     (2.35) $     (0.40) $     (1.05)
                                                     ============  ============ ============ ============ ============

Balance Sheet Data (a):
Working capital (deficit)........................    $   115,172   $   133,790  $    11,817  $      (969) $    (1,009)
Total assets.....................................        212,306       194,150       21,810       11,999       15,103
Long-term liabilities............................          4,104        20,153        9,048        8,719        9,477
Redeemable convertible preferred stock...........              -             -       18,187            -            -
Stockholders' equity (deficit)...................        139,914       163,709       (6,171)       2,028        3,793

(a) Restated to reflect business center services, cable-based Internet services, document management and telecommunications segments as discontinued operations.
(b) Includes Aerzone Corporation as a discontinued operation since its formation on January 24, 2000, and Laptop Lane Limited as a discontinued operation since its acquisition on April 21, 2000.

(c) Includes Intelligent Communications, Inc. since its acquisition on February 9, 1999.

(d) Includes   ISP  Channel,   Inc.  (formerly   MediaCity  World,  Inc.)  as  a
    discontinued operation since its acquisition on June 21, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in "Risk Factors", "Business" and elsewhere in this Form 10-K. The Company disclaims any obligation to update information contained in any forward-looking statement.


Overview


The Company currently conducts its continuing operations through its subsidiary, Intelligent Communications, Inc. ("Intellicom"), which provides two-way broadband satellite connectivity utilizing very small aperture terminal ("VSAT") technology to a wide variety of business customers.


Revenue for Intellicom consists of (i) monthly service fees paid by users of the satellite service on a per VSAT basis, (ii) VSAT-related equipment sales, (iii) revenue from sub-leasing of excess satellite transponder space and (iv) data center processing fees. The last category represents legacy business that Intellicom exited September 30, 1999, to focus on its core business of providing high-speed Internet access using two-way satellite technology.

Cost of sales for Intellicom consists primarily of connectivity cost and costs of VSAT equipment sold. Intellicom's connectivity cost consists primarily of satellite transponder fees. Currently, Intellicom has transponder space on two satellites, GE-3 and SatMex 5, both of which provide coverage over the continental United States and beyond.


The Company reports operating expenses in several categories: (i) selling and marketing includes, in addition to the costs of selling and marketing the Company's services to end users, customer care, content production, and cable partnering costs; (ii) engineering, which includes the costs of maintaining and manning the network operations center, field engineering and information technology; and (iii) general and administrative costs. Also included in operating expenses is depreciation, amortization and compensation related to stock options. Amortization expense primarily consists of the periodic write off of developed technology acquired. Compensation related to stock options primarily relates to the amortization of deferred stock compensation expense from stock options granted between October 1998 and March 1999.


The results of operations for the years ended September 30, 1999 and 1998 have been restated for the effects of discontinued operations of Micrographic Technology Corporation ("MTC"), Kansas Communications, Inc. ("KCI"), ISP Channel, Inc. ("ISP Channel") and Aerzone Corporation ("Aerzone"), which includes the results of Laptop Lane Limited ("Laptop Lane") since its acquisition on April 21, 2000.


Results of Continuing Operations for the Year Ended September 30, 2000 Compared to the Year Ended September 30, 1999

Net Sales. Consolidated net sales are attributable entirely to Intellicom, which increased $8,343,000, or 526%, to $9,927,000 for year ended September 30, 2000, as compared to $1,584,000 for the two hundred thirty four days ended September 30, 1999, primarily as a result of equipment sales to Tricom, S.A. and an additional one-hundred-thirty-one days of net sales for year ended September 30, 2000, as compared to September 30, 1999, due to the acquisition of Intellicom on February 9, 1999, offset by Intellicom exiting from the data processing service business on September 30, 1999, and no transponder sublease income for the year ended September 30, 2000. Net sales from Intellicom's core business of satellite-based Internet services increased $609,000, or 118%, to $1,125,000 for the year ended September 30, 2000, as compared to $516,000 for the two hundred thirty four days ended September 30, 1999. Equipment sales increased $7,956,000 to $8,092,000 for the year ended September 30, 2000, as compared to $136,000 for the two hundred thirty four days ended September 30, 1999, as a result of VSAT equipment sales to Tricom, S.A. Other sources of sales, excluding data processing service fees and transponder sublease income, increased $527,000 to $710,000 for the year ended September 30, 2000, as compared to $183,000 for the two hundred thirty four days ended September 30, 1999.

Cost of Sales. Consolidated cost of sales are attributable entirely to Intellicom, which increased $9,016,000, or 622%, to $10,465,000 for the year ended September 30, 2000, as compared to $1,449,000 for the two hundred thirty four days ended September 30, 1999, primarily as a result of VSAT equipment sales to Tricom, S.A. and the space segment leasing of a full transponder beginning on December 1, 1999, in preparation for providing satellite-based Internet services to existing and prospective customers. The largest component of Intellicom's cost of sales for the year ended September 30, 2000, are equipment costs resulting from VSAT equipment sales to Tricom, S.A. Another component of Intellicom's cost of sales is transponder fees, which amounted to $3,063,000 for the year ended September 30, 2000, as compared to $788,000 for the two hundred thirty four days ended September 30, 1999.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of non-cash compensation expense (benefit) of $(166,000) for 2000 and $166,000 for
1999) increased $4,433,000, or 802%, to $4,986,000 for the year ended September 30, 2000, as compared to $553,000 for the year ended September 30, 1999.

Intellicom's selling and marketing expenses increased $2,679,000, or 485%, to $3,232,000 for the year ended September 30, 2000, as compared to $553,000 for the two hundred thirty four days ended September 30, 1999, primarily as a result of the hiring Intellicom has done to staff these departments. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.


For the year ended September 30, 2000, corporate incurred selling and marketing expenses of $1,754,000, which are primarily personnel costs associated with the formation of the new business development and public relations departments. These costs are expected to decrease going forward as part of a corporate restructuring.


Engineering. Consolidated engineering expenses (exclusive of non-cash compensation expense of $55,000 for 2000 and $199,000 for 1999) increased $3,894,000, or 908%, to $4,323,000 for the year ended September 30, 2000, as compared to $429,000 for the year ended September 30, 1999.

Intellicom's engineering expenses increased $3,358,000 to $3,787,000 for the year ended September 30, 2000, as compared to $429,000 for the two hundred thirty four days ended September 30, 1999, primarily as a result of hiring Intellicom has done to staff these departments. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.


For the year ended September 30, 2000, corporate incurred engineering expenses of $536,000, which are primarily personnel costs associated with the formation of a corporate technology department. The corporate technology department is responsible for technology and strategic development for the Company. Subsequent to the year ended September 30, 2000, this department was eliminated in a corporate restructuring.


General and Administrative. Consolidated general and administrative expenses (exclusive of non-cash compensation expense of $14,668,000 for 2000 and $8,173,000 for 1999) increased $4,590,000, or 56%, to $12,755,000 for the year ended September 30, 2000, as compared to $8,165,000 for the year ended September 30, 1999.

Intellicom's general and administrative expenses increased $1,071,000, or 119%, to $1,967,000 for the year ended September 30, 2000, as compared to $896,000 for the two hundred thirty four days ended September 30, 1999, primarily as a result of leasing an additional office facility in Livermore, California; the write off of a customer receivable; and an additional one-hundred-thirty-one days of general and administrative expenses for the year ended September 30, 2000 as compared to September 30, 1999 due to the acquisition of Intellicom on February 9, 1999. The Company believes that these costs will continue to increase as Intellicom continues to develop its business.


Corporate general and administrative expenses increased $3,519,000, or 48%, to $10,788,000 for the year ended September 30, 2000, as compared to $7,269,000 for the year ended September 30, 1999. The growth in corporate general and administrative expenses are a result of the hiring that corporate has done to staff its administrative, executive and finance departments to support both the continuing and discontinued operations. These costs are expected to decrease going forward as part of a corporate restructuring.

Depreciation and Amortization. Consolidated depreciation and amortization expenses increased $1,396,000, or 74%, to $3,284,000 for the year ended September 30, 2000, as compared to $1,888,000 for the year ended September 30, 1999.


Intellicom's depreciation and amortization expense increased $1,216,000, or 71%, to $2,929,000 for the year ended September 30, 2000, as compared to $1,713,000 for the two hundred thirty four days ended September 30, 1999, primarily as a result of an additional one-hundred-thirty-one days of depreciation and amortization expense for September 30, 2000, as compared to September 30, 1999, due to the acquisition of Intellicom on February 9, 1999. The Company believes depreciation expense will increase as Intellicom continues to expand its facilities, while amortization expense is expected to remain the same.

Corporate depreciation and amortization expense increased $180,000, or 102%, to $355,000 for the year ended September 30, 2000, as compared to $175,000 for the year ended September 30, 1999, primarily as a result of increased depreciation related to leasehold improvements and office furniture of its corporate offices.


Non-Cash Compensation Expense Related to Stock Options. The Company recognized a non-cash compensation expense related to stock options of $14,557,000 for the year ended September 30, 2000, as compared to $8,538,000 for the year ended September 30, 1999. For the year ended September 30, 2000, non-cash compensation expense related to stock options consisted of $14,296,000 related to employee stock options and $261,000 related to non-employee options, and for the year ended September 30, 1999 non-cash compensation expense related to stock options consisted of $6,877,000 related to employee stock options and $1,661,000 related to non-employee options. The increase is primarily due to the additional five months of deferred stock compensation amortization related to employee stock options for the year ended September 30, 2000.

Interest Income. Consolidated interest income was $11,843,000 for the year ended September 30, 2000, as compared to $3,617,000 for the year ended September 30, 1999. This increase was primarily due to the increased cash, cash equivalent and short-term investment balances as a result of the secondary offering of 4,600,000 common stock shares for $141,502,000 on April 28, 1999, and the sale of 5,000,000 common stock shares for $128,121,000 to Pacific Century CyberWorks Limited ("Pacific Century") on December 13, 1999.

Interest Expense. Consolidated interest expense decreased $4,190,000, or 89%, to $526,000 for the year ended September 30, 2000, as compared to $4,716,000 for the year ended September 30, 1999. This decrease is primarily due to the reduction of interest expense resulting from the conversion of the 9% senior subordinated convertible notes.


Other Income (Expense). Other income was $8,572,000 for the year ended September 30, 2000, as compared to other expense of $1,390,000 for the year ended September 30, 1999. The increase is primarily due to the $10,194,000 gain on exchange of 50,000 common stock shares of Big Sky Network Canada, Limited for
(i) $2,500,000 in cash, (ii) a promissory note in the amount of $1,700,000 bearing interest at 8% per annum due September 29, 2001, and (iii) 1,133,000 common stock shares valued at $9,630,000 from China Broadband Corporation on September 29, 2000. China Broadband is the leading cable broadband provider in China. China Broadband is listed and traded on the NASDAQ Over-the-Counter Bulletin Board under the symbol "CBBD". As of September 30, 2000, the investment in China Broadband is an available for sale security and accordingly classified as short-term investments on the accompanying consolidated balance sheets.


Income Taxes. The Company made no provision for income taxes for the year ended September 30, 2000, and the year ended September 30, 1999, as a result of the Company's continuing losses.


Loss from Discontinued Operations. The Company recognized a loss from discontinued operations of $211,799,000 for the year ended September 30, 2000, as compared to $28,082,000 for the year ended September 30, 1999. This consisted of a loss on disposal of ISP Channel of $97,200,000, a net loss from the operations of ISP Channel of $60,249,000, a loss on disposal of Aerzone of $42,200,000, and a net loss from the operations of Aerzone of $12,150,000 for the year ended September 30, 2000. This as compared to a net loss from the operations of ISP Channel of $29,439,000, a net loss from the operations of MTC of $633,000, a loss on disposal of MTC of $321,000, a net income from the operations of KCI of $170,000, and a gain on disposal of KCI of $2,141,000 for year ended September 30, 1999.

Preferred Dividends. The Company paid dividends of $473,000 for the year ended September 30, 1999, related to the 5% redeemable convertible preferred stock. The Company paid no dividends for the year ended September 30, 2000 as a result of the conversion the 5% redeemable convertible preferred stock to common stock during the year ended September 30, 1999.

Net Loss. The Company had a net loss applicable to common shares of $232,353,000, or a net loss per share of $9.88, for the year ended September 30, 2000, as compared to a net loss applicable to common shares of $50,482,000, or a net loss per share of $4.09, for the year ended September 30, 1999.

Results of Continuing Operations for the Year Ended September 30, 1999 Compared to the Year Ended September 30, 1998

Net Sales. Consolidated net sales are attributable entirely to Intellicom, which was $1,585,000 for the two hundred thirty four days ended September 30, 1999. No net sales were recorded for the year ended September 30, 1998, as a result of the Company's acquisition of Intellicom on February 9, 1999. Net sales from Intellicom's core business of satellite-based Internet services generated $516,000 for the two hundred thirty four days ended September 30, 1999. Equipment sales were $136,000 for the two hundred thirty four days ended September 30, 1999. Other sources of sales, excluding data processing service fees and transponder sublease income, was $183,000 for the two hundred thirty four days ended September 30, 1999.

Cost of Sales. Consolidated cost of sales are entirely to Intellicom, which was $1,449,000 for the two hundred thirty four days ended September 30, 1999. No cost of sales were recorded for the year ended September 30, 1998, as a result of the Company's acquisition of Intellicom on February 9, 1999. The largest component of Intellicom's cost of sales is transponder fees, which amounted to $788,000 for the two hundred thirty four days ended September 30, 1999.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of non-cash compensation expense of $166,000 for 1999 and no expense for 1998) consisted entirely of Intellicom, which was $553,000 for the two hundred thirty four days ended September 30, 1999. No selling and marketing expenses were recorded for the year ended September 30, 1998 as a result of the Company's acquisition of Intellicom on February 9, 1999.

Engineering. Consolidated engineering expenses (exclusive of non-cash compensation expense of $199,000 for 1999 and no expense for 1998) consisted entirely of Intellicom, which was $429,000 for the two hundred thirty four days ended September 30, 1999. No engineering expenses were recorded for the year ended September 30, 1998, as a result of the Company's acquisition of Intellicom on February 9, 1999.


General and Administrative. Consolidated general and administrative expenses (exclusive of non-cash compensation expense of $8,173,000 for 1999 and $27,000 for 1998) increased $6,299,000, or 338%, to $8,165,000 for the year ended September 30, 1999, as compared to $1,866,000 for the year ended September 30, 1998.

Intellicom's general and administrative expenses were $896,000 for the two hundred thirty four days ended September 30, 1999. No general and administrative expenses were recorded for the year ended September 30, 1998, as a result of the Company's acquisition of Intellicom on February 9, 1999.

The Company's corporate general and administrative expenses increased $5,403,000, or 289%, to $7,269,000 for the year ended September 30, 1999, as compared to $1,866,000 for the year ended September 30, 1998. The growth in corporate general and administrative expenses are a result of the hiring that corporate has done to staff its administrative, executive and finance departments to support both the continuing and discontinued operations.


Depreciation  and  Amortization.   Consolidated  depreciation  and  amortization
expenses increased $1,804,000 to $1,888,000 for the year ended September 30, 1999, as compared to $84,000 for the year ended September 30, 1998.

Intellicom's depreciation and amortization expense was $1,713,000 for the two hundred thirty four days ended September 30, 1999. No depreciation and amortization expenses were recorded for the year ended September 30, 1998, as a result of the Company's acquisition of Intellicom on February 9, 1999.

The Company's corporate depreciation and amortization expense increased $91,000, or 108%, to $175,000 for the year ended September 30, 1999, as compared to $84,000 for the year ended September 30, 1998, as a result of increased depreciation on leasehold improvements and office equipment of its corporate offices.


Non-Cash Compensation Expense Related to Stock Options. The Company recognized a non-cash compensation expense related to stock options of $8,538,000 for the year ended September 30, 1999, as compared to $27,000 for the year ended September 30, 1998. For the year ended September 30, 1999 non-cash compensation expense related to stock options consisted of $6,877,000 related to employee stock options and $1,661,000 related to non-employee options, and for the year ended September 30, 1998, non-cash compensation expense related to stock options consisted of $27,000 related to non-employee options. The increase is primarily due to the deferred stock compensation amortization related to employee stock options for the year ended September 30, 1999.


Interest Income. Consolidated interest income was $3,617,000 for the year ended September 30, 1999, as compared to $112,000 for the year ended September 30, 1998. This increase was primarily due to the increased cash, cash equivalent and short-term investment balances as a result of the secondary offering of 4,600,000 common stock shares for $141,502,000 on April 28, 1999.

Interest Expense. Consolidated interest expense increased $3,750,000, or 388%, to $4,716,000 for the year ended September 30, 1999, as compared to $966,000 for the year ended September 30, 1998. This increase is primarily due to the interest expense resulting from the $12,000,000 9% senior subordinated convertible notes issued on January 12, 1999, and the related amortization of deferred debt issuance costs including the value attributed to the beneficial conversion feature of the loan notes, and the promissory notes issued in connection with the acquisition of Intellicom on February 9, 1999.

Other Income (Expense). Other expense was $1,390,000 for the year ended September 30, 1999, as compared to other expense of $173,000 for the year ended September 30, 1998. This increase was primarily a result of the indirect expenses associated with the Company's financing activities, including the Secondary Offering, as well as the penalty incurred in connection with the Series C redeemable convertible preferred stock.

Income Taxes. The Company made no provision for income taxes for the year ended September 30, 1999, and the year ended September 30, 1998, as a result of the Company's continuing losses.


Loss from Discontinued Operations. The Company recognized a loss from discontinued operations of $28,082,000 for the year ended September 30, 1999, as compared to $13,998,000 for the year ended September 30, 1998. This consisted of a net loss from the operations of ISP Channel of $29,439,000, a net loss from the operations of MTC of $633,000, a loss on disposal of MTC of $321,000, net income from the operations of KCI of $170,000, and a gain on disposal of KCI of $2,141,000 for year ended September 30, 1999, as compared to a net loss from operations of ISP Channel of $8,272,000, a net loss of $5,652,000 from the operations of MTC, and a net loss of $73,000 from the operations of KCI for the year ended September 30, 1998.


Preferred Dividends. The Company paid dividends of $473,000 for the year ended September 30, 1999, and $343,000 for the year ended September 30, 1998 related to the 5% redeemable convertible preferred stock.


Net Loss. The Company had a net loss applicable to common shares of $50,482,000, or a net loss per share of $4.09, for the year ended September 30, 1999, as compared to a net loss applicable to common shares of $17,345,000, or a net loss per share of $2.35, for the year ended September 30, 1998.

Liquidity and Capital Resources


Since September 1998, the Company has funded the significant negative cash flows from its operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. On April 28, 1999, the Company completed a secondary public offering (the "Secondary Offering"), in which it sold 4,600,000 common stock shares at $33.00 per share. The Company received $141,502,000 in cash, net of underwriting discounts, commissions and other offering costs. On December 13, 1999, the Company completed a private placement of 5,000,000 common stock shares for net proceeds of $128,121,000 to Pacific Century, and entitled Pacific Century to designate two persons for election to the Board of Directors. As of September 30, 2000, the Company had $173,402,000 in cash, cash equivalents and short-term investments compared with $142,585,000 as of September 30, 1999.

Net cash used in operating activities of continuing operations for the year ended September 30, 2000 was $21,142,000. Of this amount, approximately $20,554,000 million stemmed from the Company's net loss from continuing operations as reduced by approximately $11,787,000, for non-cash charges, primarily depreciation ($987,000), amortization ($2,297,000) and compensation expense related to stock options ($14,557,000). This was offset in part by approximately $9,355,000, which was generated from an increase in operating assets and increase in operating liabilities. Operating activities of discontinued operations used $49,751,000 of net cash.

Net cash used in investing activities of continuing operations for the year ended September 30, 2000 was approximately $85,013,000. Of this amount, $68,894,000 was used to purchase short-term investments, $4,442,000 was used to purchase property, plant and equipment, $7,047,000 was used to acquire long-term equity investments, $6,000,000 was used to provide working capital to Laptop Lane under a secured promissory note prior to the close of the acquisition, and $1,867,000 (net of cash acquired) payment for the purchase of Laptop Lane, offset by $1,000,000 payment received on the 8% $1,000,000 promissory note related to KCI sale to Convergent Communications Services, Inc., $2,500,000 proceeds related to exchange of 50,000 Big Sky Network Canada, Ltd common stock shares, and $1,302,000 proceeds from sale of the Intellicom headquarters' building. Investing activities of discontinued operations used $17,165,000 of net cash.

Net cash provided by financing activities for the year ended September 30, 2000 was $129,901,000 primarily through the private placement sale of 5,000,000 common stock shares to Pacific Century for net proceeds of $128,121,000, proceeds from common stock purchase by employee stock purchase plan for $145,000, proceeds from exercise of warrants and options for $5,209,000, offset by principal payments of debt for $1,294,000 and payment for purchase of treasury stock of $2,279,000 . Financing activities of discontinued operations used $1,598,000 of net cash.


The Company believes it has sufficient cash and unutilized lease facilities to meet its presently anticipated business requirements over the next twelve months including the funding of net operating losses, working capital requirements, capital investments and strategic investments.

Acquisition of Intellicom. On February 9, 1999, a wholly owned subsidiary of the Company merged with and into Intelligent Communications, Inc. ("Intellicom" and the "Intellicom Acquisition"). The purchase price of $14,869,000 was comprised of: (i) a cash component of $500,000 (the "Cash Consideration"); (ii) a promissory note in the amount of $1,000,000 bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note"); (iii) a promissory note in the amount of $2,000,000 bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note, the "Debt Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7,469,000 (the "Closing Shares"); (v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3,500,000 (the "Anniversary Shares", together with the Closing Shares, the "Equity Consideration"); and (vi) certain direct acquisition costs totaling $400,000. The Debt Consideration may be partially or wholly converted into the Company's common stock, under certain circumstances. The conversion price of the Debt Consideration is based upon the average closing price of the Company's common stock for the 15 days immediately preceding the conversion date. Both the Debt Consideration and the Equity Consideration were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. In April 1999, the Company paid the First Promissory Note and related interest in full with a combination of cash and equity. The Company paid $832,000 in cash and the remainder, after expenses, with 6,118 common stock shares valued at $190,000. The Intellicom Acquisition agreement requires the Company to issue $1,500,000 of common stock shares on the first anniversary date of the Intellicom Acquisition. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former shareholders of Intellicom. Additionally, the Intellicom Acquisition agreement includes a demonstration bonus ("Demonstration Bonus") of $1,000,000 payable in cash or shares of the Company's common stock at the Company's option by the first anniversary date of the Intellicom Acquisition if certain conditions are met. On February 8, 2000, the opportunity to earn the Demonstration Bonus had expired, and accordingly the Demonstration Bonus was not paid nor included in the purchase price of Intellicom.

Formation of Aerzone, Acquisition of Laptop Lane, and Discontinued Operations of Aerzone. On January 24, 2000 the Company founded Aerzone (formerly SoftNet Zone, Inc.), a Delaware corporation, to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, a Washington corporation, on April 21, 2000. The acquisition was accounted for under the purchase method and the results of Laptop Lane are included in the consolidated financial statements since the date of acquisition. Laptop Lane is a leading provider of business center services in airports. The Company paid approximately $21,559,000 consisting of (i) 972,266 common stock shares of the Company valued at $15,107,000, net of adjustment for expenses paid by the Company on behalf of Laptop Lane, exchanged for all outstanding common stock shares of Laptop Lane, (ii) direct acquisition costs of approximately $2,300,000, which includes a bonus payment to Laptop Lane employees for $431,000 in lieu of Laptop Lane stock options, and (iii) 250,000 common stock shares of the Company valued at $3,652,000 to be issued to former Laptop Lane stockholders in payment for achieving certain criteria. As part of the acquisition, an additional 333,333 common stock shares of the Company will be distributed to former Laptop Lane stockholders if certain performance goals or other criteria are met. As of September 30, 2000, Laptop Lane has achieved three of the four performance goals, as a result 249,981 common stock shares of the Company and cash amounting to $3,652,000 was distributed to the former Laptop Lane stockholders. The fourth performance goal requirement was met in October 2000, as a result, upon the resolution of certain claims against Laptop Lane, all or a portion of the remaining 83,333 common stock shares of the Company amounting to $500,000 was accrued for and will be issued to the former Laptop Lane stockholders. Additionally, in connection with the acquisition, the Company provided $6,000,000 in working capital to Laptop Lane, under a secured promissory note.

Subsequently, on December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The plan includes a reduction in personnel. The Company anticipates that it will sell Laptop Lane. The operating results of Aerzone has been segregated from continuing operations and is reported as loss from discontinued operations, net of tax on the consolidated statement of operations. The assets and liabilities of such operations are reflected in the discontinued operations reserve on the consolidated balance sheets as of September 30, 2000. The estimated loss on disposal of Aerzone is $42,200,000.


Discontinued Operations of ISP Channel. On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000 because of (1) consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. The operating results of ISP Channel has been segregated from continuing operations and is reported as loss from discontinued operations, net of tax on the consolidated statements of operations. The estimated loss on disposal of ISP Channel is $97,200,000.

Sale of KCI. On February 12, 1999, substantially all of the assets of the telecommunications segment, KCI, were sold to Convergent Communications Services, Inc. ("Convergent Communications") for an aggregate purchase price of approximately $6,300,000 subject to adjustment in certain events. Convergent Communications paid $100,000 in cash in November 1998 upon execution of the letter of intent to purchase and paid the remainder of the purchase price on the closing date as follows: (i) $1,400,000 in cash; (ii) approximately 30,000 shares of Convergent Communications' parent company common stock with an agreed value of approximately $300,000 (the "Convergent Shares"); (iii) a promissory note in the amount of $2,000,000 (the "First Convergent Note") bearing simple interest at the rate of 11% per annum and payable on July 1, 2000; (iv) a promissory note in the amount of $1,000,000 (the "Second Convergent Note") bearing simple interest at the rate of 8% per annum and payable 12 months following the closing date ; and (v) a promissory note in an amount of $1,500,000 (the "Third Convergent Note") bearing simple interest at the rate of 8% per annum and payable 12 months following the closing date, which is subject to mandatory prepayment in certain events. Furthermore, a purchase price adjustment subsequent to closing provided the Company with additional Convergent Shares with an agreed value of $198,000 for a total investment in Convergent Communications common stock of $498,000. The sale of KCI's assets resulted in a gain of $2,141,000. For the year ended September 30, 1999, the First and Third Convergent Notes were paid in full. On November 5, 1999, the Second Convergent Note was paid in full. The initial cash proceeds received from the sale of KCI were used to pay down the Company's revolving credit facility with West Suburban Bank.

Sale of MTC. On September 30, 1999, the Company sold the Company's document management business, MTC, to Global Information Distribution GmbH ("GID") for an aggregate purchase price of approximately $4,894,000 in cash, which, after selling costs, resulted in a loss of $321,000. GID paid $100,000 as a non-refundable deposit upon acceptance of the GID term sheet. GID paid the Company the remaining $4,794,000 at the closing. The cash proceeds from the sale of MTC were used in part to repay the Company's revolving credit facility with West Suburban Bank. As of September 30, 1999 there was nothing outstanding under this facility. The balance of the proceeds was used to pay for transaction costs associated with the sale of MTC and to increase the Company's cash position.



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


The Company had short-term investments of $127,403,000 at September 30, 2000. These short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and eighteen months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10 percent from levels at September 30, 2000, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company is not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.


The Company had outstanding convertible debt instruments of approximately $2,104,000 at September 30, 2000. These instruments have fixed interest rates ranging from 5.0% to 6.0%. Because the interest rates of these instruments are fixed, a hypothetical 10 percent increase in interest rates will not have a material effect on the Company. Interest rate increases, however, will increase interest expense associated with future borrowing by the Company, if any. The Company does not hedge against interest rate fluctuations.

Equity Price Risk


The Company through its business dealings has obtained common stock of various publicly traded technology companies, which are classified as available-for-sale securities. As a result, the Company values these investments on its balance sheet at September 30, 2000 at market value. Unrealized gains and losses are excluded from earnings and are reported in accumulated other comprehensive loss component of stockholders' equity. The Company has not attempted to reduce or eliminate its market exposure on these securities, and such investments were not significant to the Company in the prior year. A 50% adverse change in equity prices, based on a sensitivity analysis of technology stocks, would result in an approximate $4,900,000 decrease in the fair value of the Company's available-for-sale securities portfolio as of September 30, 2000.


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

Recent Accounting Pronouncements


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Implementation is scheduled for fiscal years beginning after December 15, 1999, which would be effective for the Company beginning in fiscal year 2001. SAB 101 addresses various topics in revenue recognition including the recognition of revenue for contracts involving multiple deliverables. Based on management's current understanding and interpretation, SAB 101 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("FASB 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FASB Statement No. 133 ("FASB 133"). FASB 138 addresses a limited number of issues causing implementation difficulties for companies that are required to apply FASB 133. FASB 133, as amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of FASB Statement No. 133, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that FASB 133 and FASB 138 will not have a material impact on its financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

                     SoftNet Systems, Inc. and Subsidiaries
          Index To Consolidated Financial Statements September 30, 2000


                                                                            Page


Report of Independent Auditors KPMG LLP ..................................   33

Report of Independent Accountants PricewaterhouseCoopers LLP .............   34

Consolidated Balance Sheets as of September 30, 2000 and 1999 ............   35

Consolidated Statements of Operations for the three years
   ended September 30, 2000 ..............................................   36

Consolidated Statements of Stockholders' Equity (Deficit) for
   the three years ended September 30, 2000 ..............................   37

Consolidated Statements of Cash Flows for the three years
   ended September 30, 2000 ..............................................   38

Notes to Consolidated Financial Statements ............................   39-58

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of SoftNet Systems, Inc.:


We have audited the accompanying consolidated balance sheet of SoftNet Systems, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statement of operations, stockholders' equity (deficit) and comprehensive and cash flows for each of the years ended September 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index appearing under Item 14(a)(2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SoftNet Systems, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the results of their operations and cash flows for each of the years in the two year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set therein.


KPMG LLP





San Francisco, California
January 5, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of SoftNet Systems, Inc.:


In our opinion, the accompanying consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the results of operations and cash flows of SoftNet Systems, Inc. and its subsidiaries for the year ended September 30, 1998 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP




San Jose, California

December 1, 1998, except for Note 8 regarding the Senior Subordinated Convertible Notes for which the date is January 13, 1999, and Note 3 regarding the discontinuance of the document management segment for which the date is April 13, 1999 and the discontinuance of the cable-based Internet services segment for which the date is December 7, 2000

                     SoftNet Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                                September 30,
                                                                                        ----------------------------
                                                                                            2000            1999
                                                                                            ----            ----

                                        ASSETS
Current assets:
   Cash and cash equivalents........................................................    $      44,731  $      89,499
   Short-term investments, available-for-sale.......................................          127,403         52,586
   Accounts receivable, net of allowance for doubtful accounts of $68 (2000) and $28
     (1999).........................................................................            2,558            240
   Notes receivable.................................................................            2,100          1,000
   Inventory........................................................................            4,128             36
   Other current assets.............................................................            1,272            717
                                                                                        -------------  -------------
Total current assets................................................................          182,192        144,078

Restricted cash.....................................................................            1,492            922
Property and equipment, net of accumulated depreciation of $1,172 (2000) and $355
   (1999)...........................................................................            4,679          2,728
Intangibles, net of accumulated amortization of $3,828 (2000) and $1,531 (1999).....           12,257         14,544
Accounts receivable, non current portion............................................            3,409              -
Long-term equity investments........................................................            7,734            525
Deferred debt issuance costs........................................................               41          2,798
Other assets........................................................................              502            305
Net assets associated with discontinued operations of ISP Channel, Inc..............                -         28,424
                                                                                        -------------  -------------
                                                                                        $     212,306  $     194,324
                                                                                        =============  =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................    $       3,530  $       6,063
   Accrued compensation and related expenses........................................            2,752          1,246
   Net liabilities associated with discontinued operations of ISP Channel, Inc......           37,711              -
   Net liabilities associated with discontinued operations of Aerzone Corporation...           18,884              -
   Other accrued expenses...........................................................            3,250          1,635
   Current portion of long-term debt................................................            2,161          1,518
                                                                                        -------------  -------------
Total current liabilities...........................................................           68,288         10,462

Long-term debt, net of current portion..............................................            2,104         16,653
Business acquisition liability......................................................            2,000          3,500
                                                                                        -------------  -------------
Total liabilities...................................................................           72,392         30,615
                                                                                        -------------  -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,970,000 shares designated, no shares issued
     and outstanding................................................................                -              -
   Common stock, $0.01 par value, 100,000,000 shares authorized; 28,523,474 (2000)
     and 17,225,523 (1999) shares issued and outstanding............................              264            172
   Additional-paid-in capital.......................................................          503,802        327,445
   Deferred stock compensation......................................................          (28,577)       (63,346)
   Accumulated other comprehensive loss.............................................             (696)          (315)
   Accumulated deficit..............................................................         (332,600)      (100,247)
   Treasury stock, at cost, 409,500 (2000) and no 1999 shares ......................           (2,279)             -
                                                                                        -------------  -------------
Total stockholders' equity..........................................................          139,914        163,709
                                                                                        -------------  -------------
                                                                                        $     212,306  $     194,324
                                                                                        =============  =============

See accompanying notes to consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                             Year Ended September 30,
                                                                        -----------------------------------
                                                                          2000         1999          1998
                                                                        ---------    ---------    ---------
Net sales ...........................................................   $   9,927    $   1,584    $    --
Cost of sales .......................................................      10,465        1,449         --
                                                                        ---------    ---------    ---------
   Gross profit (loss) ..............................................        (538)         135         --
                                                                        ---------    ---------    ---------
Operating expenses:
   Selling and marketing, exclusive of non-cash compensation expense
     (benefit) of $(166) (2000), $166 (1999) and $0 (1998) ..........       4,986          553         --
   Engineering, exclusive of non-cash compensation expense of $55
     (2000), $199 (1999) and $0 (1998) ..............................       4,323          429         --
   General and administrative, exclusive of non-cash compensation
     expense of $14,668 (2000), $8,173 (1999) and $27 (1998) ........      12,755        8,165        1,866
   Depreciation .....................................................         987          357           84
   Amortization .....................................................       2,297        1,531         --
   Non-cash compensation related to stock options ...................      14,557        8,538           27
                                                                        ---------    ---------    ---------


Total operating expenses ............................................      39,905       19,573        1,977
                                                                        ---------    ---------    ---------
Loss from continuing operations before other income (expense), income
   taxes and discontinued operations ................................     (40,443)     (19,438)      (1,977)

Other income (expense):
   Interest income ..................................................      11,843        3,617          112
   Interest expense .................................................        (526)      (4,716)        (966)
   Equity in net losses of investee companies .......................        (581)        --           --
   Gain on disposition of long-term equity investments, net .........      10,157         --           --
   Other expense, net ...............................................      (1,004)      (1,390)        (173)
                                                                        ---------    ---------    ---------
Loss from continuing operations before income taxes and discontinued
   operations, net of tax ...........................................     (20,554)     (21,927)      (3,004)

Provision for income taxes ..........................................        --           --           --
                                                                        ---------    ---------    ---------

Loss from continuing operations .....................................     (20,554)     (21,927)      (3,004)

Loss from discontinued operations, net of tax .......................     (72,399)     (29,902)     (13,998)
Gain (loss) on disposition of discontinued operations, net of tax ...    (139,400)       1,820         --
                                                                        ---------    ---------    ---------
Net loss ............................................................    (232,353)     (50,009)     (17,002)

Preferred dividends .................................................        --           (473)        (343)
                                                                        ---------    ---------    ---------
Net loss applicable to common shares ................................   $(232,353)   $ (50,482)   $ (17,345)
                                                                        =========    =========    =========
Basic and diluted loss per common share:

   Loss from continuing operations applicable to common shares.......    $  (0.87)   $   (1.78)   $   (0.41)
   Discontinued operations...........................................       (9.01)       (2.27)       (1.89)
   Preferred dividends...............................................          --        (0.04)       (0.05)
                                                                        ---------    ---------    ---------
   Net loss applicable to common shares..............................    $  (9.88)   $   (4.09)   $   (2.35)
                                                                        =========    =========    =========

Shares used to compute basic and diluted loss per common share.......      23,518       12,342        7,391
                                                                        =========    =========    =========

                     See accompanying notes to consolidated
                             financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 (In thousands)

                                                                                                          Accumulated
                                                              Common Stock        Additional   Deferred     Other
                                                         -----------------------   Paid in      Stock     Comprehen-
                                                            Shares       Amount    Capital   Compensation  sive Loss
                                                         -----------  ----------  ----------  ----------  ----------
Balance, September 30, 1997..........................          6,871  $       69  $   34,379  $        -  $        -

  Common stock shares issued in connection with:
   Conversion of convertible subordinated notes......            185           2       1,116           -           -
   Conversion of preferred shares....................            299           3       1,663           -           -
   Exercise of warrants..............................            684           7       3,879           -           -
   Exercise of stock options.........................            152           1         830           -           -
  Common stock warrants issued with preferred stock..              -           -       1,612           -           -
  Dividends paid on preferred shares:
   Additional preferred shares.......................              -           -           -           -           -
   Cash..............................................              -           -           -           -           -
   Common stock......................................              1           -           6           -           -
  Deferred stock compensation........................              -           -         215        (215)          -
  Amortization of deferred stock compensation........              -           -           -          27           -
  Net loss...........................................              -           -           -           -           -
                                                         -----------  ----------  ----------  ----------  ----------

Balance, September 30, 1998..........................          8,192          82      43,700        (188)          -


  Common stock shares issued in connection with:
   Secondary public offering, net of issuance costs..          4,600          46     141,456           -            -
   Non-public offering, net of selling costs.........            660           7      23,908           -            -
   Acquisition of Intelligent Communications, Inc....            500           5       7,464           -            -
   Purchase of prepaid license fees..................             66           1         999           -            -
   Repayment of short-term debt......................              6           -         190           -            -
   Cable incentive program...........................             14           -         337           -            -
   Conversion of convertible subordinated notes......             71           1         489           -            -
   Conversion of preferred shares....................          2,034          20      18,234           -            -
   Penalty paid on preferred shares..................             55           -         498           -            -
   Exercise of warrants..............................            572           6       5,273           -            -
   Exercise of stock options.........................            441           4       2,785           -            -
  Common stock warrants issued with new debt.........              -           -       4,334           -            -
  Value assigned to beneficial conversion feature of
   debt..............................................              -           -       1,529           -            -
  Dividends paid on preferred shares:
   Additional preferred shares.......................              -           -           -           -            -
   Cash..............................................              -           -           -           -            -
   Common stock......................................             15           -         157           -            -
  Deferred stock compensation........................              -           -      79,313     (79,313)           -
  Reversal of deferred stock compensation charge due
   to employee termination...........................              -           -      (3,221)      3,221            -
  Amortization of deferred stock compensation........              -           -           -      12,934            -
  Unrealized losses on securities....................              -           -           -           -         (315)
  Net loss...........................................              -           -           -           -            -
                                                         -----------  ----------  ----------  ----------  -----------

Balance, September 30, 1999..........................         17,226         172     327,445     (63,346)       (315)


  Common stock shares issued in connection with:
   Non-public offering, net of selling costs.........          5,000          50     128,071           -            -
   Acquisition of Laptop Lane Limited................          1,205          12      18,398           -            -
   Acquisition of Intelligent Communications, Inc.
    (Anniversary Shares).............................             43           -       1,499           -            -
   Repayment of long-term debt.......................             77           1       1,861           -            -
   Cable incentive program, Mediacom LLC.............          3,500           -           -           -            -
   Value assigned to cable incentive program, Mediacom
    LLC..............................................              -          14      26,499           -            -
   Cable incentive program, other....................             35           -         419           -            -
   Conversion of convertible subordinated notes......            767           8       9,941           -            -
   Exercise of warrants..............................            200           2       1,536           -            -
   Exercise of options...............................            455           5       3,666           -            -
   Employee stock purchase plan......................             15           -         145           -            -
  Value assigned to beneficial conversion feature of
   debt..............................................              -           -          34           -           -
  Common stock repurchased...........................              -           -           -           -            -
  Reversal of deferred stock compensation charge due
   to employee termination...........................              -           -     (15,712)     15,712            -
  Amortization of deferred stock compensation........              -           -           -      19,057            -
  Unrealized losses on securities....................              -           -           -           -        (385)
  Foreign currency translation adjustment............              -           -           -           -            4
  Net loss...........................................              -           -           -           -           -
                                                         -----------  ----------  ----------  ----------  ----------

Balance, September 30, 2000..........................         28,523  $      264  $  503,802  $  (28,577) $     (696)
                                                         ===========  ==========  ==========  =========== ===========

                     See accompanying notes to consolidated
                             financial statements.



                     SoftNet Systems, Inc. and Subsidiaries
      Consolidated Statements of Stockholders' Equity (Deficit)-- continued
                                 (In thousands)

                                                                                               Total
                                                                         Treasury Stock     Stockholders'
                                                         Accumulated ----------------------     Equity   Comprehensive
                                                           Deficit      Shares      Amount     (Deficit)      Loss
                                                         ----------  ----------  ----------  -----------  -----------
Balance, September 30, 1997..........................    $  (32,420)          -  $        -  $     2,028

  Common stock shares issued in connection with:
   Conversion of convertible subordinated notes......             -           -           -        1,118
   Conversion of preferred shares....................             -           -           -        1,666
   Exercise of warrants..............................             -           -           -        3,886
   Exercise of stock options.........................             -           -           -          831
  Common stock warrants issued with preferred stock..             -           -           -        1,612
  Dividends paid on preferred shares:
   Additional preferred shares.......................          (257)          -           -         (257)
   Cash..............................................           (80)          -           -          (80)
   Common stock......................................            (6)          -           -            -
  Deferred stock compensation........................             -           -           -            -
  Amortization of deferred stock compensation........             -           -           -           27
  Net loss...........................................       (17,002)          -           -      (17,002) $  (17,002)
                                                         ----------  ----------  ----------  -----------  -----------

Balance, September 30, 1998..........................       (49,765)          -           -       (6,171) $  (17,002)
                                                                                                          ===========

  Common stock shares issued in connection with:
   Secondary public offering, net of issuance costs..             -           -           -      141,502
   Non-public offering, net of selling costs.........             -           -           -       23,915
   Acquisition of Intelligent Communications, Inc....             -           -           -        7,469
   Purchase of prepaid license fees..................             -           -           -        1,000
   Repayment of short-term debt......................             -           -           -          190
   Cable incentive program...........................             -           -           -          337
   Conversion of convertible subordinated notes......             -           -           -          490
   Conversion of preferred shares....................             -           -           -       18,254
   Penalty paid on preferred shares..................             -           -           -          498
   Exercise of warrants..............................             -           -           -        5,279
   Exercise of stock options.........................             -           -           -        2,789
  Common stock warrants issued with new debt.........             -           -           -        4,334
  Value assigned to beneficial conversion feature of
   debt..............................................             -           -           -        1,529
  Dividends paid on preferred shares:
   Additional preferred shares.......................          (221)          -           -         (221)
   Cash..............................................           (95)          -           -          (95)
   Common stock......................................          (157)          -           -            -
  Deferred stock compensation........................             -           -           -            -
  Reversal of deferred stock compensation charge due
   to employee termination...........................             -           -           -            -
  Amortization of deferred stock compensation........             -           -           -       12,934
  Unrealized losses on securities....................             -           -           -         (315) $     (315)
  Net loss...........................................       (50,009)          -           -      (50,009)    (50,009)
                                                         ----------  ----------  ----------  -----------  -----------

Balance, September 30, 1999..........................      (100,247)          -           -      163,709  $  (50,324)
                                                                                                          ===========

  Common stock shares issued in connection with:
   Non-public offering, net of selling costs.........             -           -           -      128,121
   Acquisition of Laptop Lane Limited................             -           -           -       18,410
   Acquisition of Intelligent Communications, Inc.
    (Anniversary Shares).............................             -           -           -        1,499
   Repayment of long-term debt.......................             -           -           -        1,862
   Cable incentive program, Mediacom LLC.............             -           -           -            -
   Value assigned to cable incentive program, Mediacom
    LLC..............................................             -           -           -       26,513
   Cable incentive program, other....................             -           -           -          419
   Conversion of convertible subordinated notes......             -           -           -        9,949
   Exercise of warrants..............................             -           -           -        1,538
   Exercise of options...............................             -           -           -        3,671
   Employee stock purchase plan......................             -           -           -          145
  Value assigned to beneficial conversion feature of
   debt..............................................             -           -           -           34
  Common stock repurchased...........................             -         409      (2,279)      (2,279)
  Reversal of deferred stock compensation charge due
   to employee termination...........................             -           -           -            -
  Amortization of deferred stock compensation........             -           -           -       19,057
  Unrealized losses on securities....................             -           -           -         (385) $     (385)
  Foreign currency translation adjustment............             -           -           -            4           4
  Net loss...........................................      (232,353)          -           -     (232,353)   (232,353)
                                                         ----------- ----------  ----------  ------------ -----------

Balance, September 30, 2000..........................    $ (332,600)        409  $   (2,279) $   139,914  $ (232,734)
                                                         =========== ==========  =========== ===========  ===========

                     See accompanying notes to consolidated
                             financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                      Year Ended September 30,
                                                                               ---------------------------------------
                                                                                  2000          1999         1998
                                                                               ------------ ------------- ------------
Cash flows from operating activities:
   Net loss................................................................    $  (232,353) $   (50,009)  $   (17,002)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss from discontinued operations.....................................         72,399       29,902        13,998
     (Gain) loss on disposal of discontinued operations....................        139,400       (1,820)            -
     Depreciation and amortization.........................................          3,284        1,888            84
     Amortization of deferred stock compensation...........................         14,557        8,538            27
     Amortization of deferred debt issuance costs..........................             59        3,181             -
     Provision for doubtful accounts.......................................            233           31             -
     Provision for inventory losses........................................            118            -             -
     Loss on long-term equity investment...................................            581            -             -
     Loss on disposition of long-term equity investment....................             25            -             -
     (Gain) loss on disposition of short-term investment...................        (10,321)         600             -
     Interest paid with additional convertible notes.......................             69          549             -
     Charges incurred upon conversion of redeemable convertible preferred
       stock to common stock...............................................              -          498             -
     Loss on disposition of property and equipment.........................            162            -           118
     Changes in operating assets and liabilities (net of effect of acquisitions and discontinued operations):
       Decrease (increase) in accounts receivable, net.....................         (5,960)         (67)          120
       Decrease (increase) in inventory....................................         (4,210)         (36)            -
       Decrease (increase) in other current assets.........................           (555)        (491)           69
       Increase in other assets............................................           (567)        (225)         (755)
       Increase (decrease) in accounts payable and accrued expenses........          1,937        6,602          (417)
                                                                               -----------  -----------   -----------
Net cash used in operating activities of continuing operations.............        (21,142)        (859)       (3,758)
                                                                               -----------  -----------   -----------
Net cash used in operating activities of discontinued operations...........        (49,751)     (22,038)       (1,911)
                                                                               ------------ ------------  -----------
Cash flows from investing activities:
   Payment for purchase of short-term investments..........................        (69,849)     (53,002)            -
   Payment for purchase of Laptop Lane Limited, net of cash acquired.......         (1,867)           -             -
   Payment for purchase of Intelligent Communications, Inc., net of cash
     acquired..............................................................              -         (803)            -
   Payments for purchase of long-term equity investments...................         (7,047)        (500)            -
   Payment for purchase of property and equipment..........................         (4,442)      (2,422)           (2)
   Payment for purchase of intangibles.....................................            (10)           -             -
   Disbursement for promissory notes issued................................         (6,600)           -             -
   Proceeds from sale of net assets from discontinued operations, net of
     selling costs.........................................................              -        8,870             -
   Proceeds from sale of short-term investments............................          2,500            -             -
   Proceeds from sale of property and equipment............................          1,302            -             -
   Payment received on note receivable.....................................          1,000            -             -
                                                                               -----------  -----------   -----------


Net cash used in investing activities of continuing operations.............        (85,013)     (47,857)           (2)
                                                                               -----------  -----------   -----------
Net cash used in investing activities of discontinued operations...........        (17,165)     (19,803)       (5,773)
                                                                               -----------  -----------   -----------
Cash flows from financing activities:
   Proceeds from sale of common stock, net of selling costs................        128,121      156,492             -
   Proceeds from exercise of warrants......................................          1,538        5,279         3,886
   Proceeds from exercise of options and purchases by employee stock
     ownership plan........................................................          3,816        2,789           831
   Payment for fractional shares related to anniversary issuance of common
     stock to former Intelligent Communications, Inc. stockholders.........             (1)           -             -
   Payments for additional costs of issuance of redeemable convertible
     preferred stock.......................................................              -         (154)            -
   Payment of preferred dividend...........................................              -          (95)          (80)
   Payment for purchase of treasury stock..................................         (2,279)           -             -
   Proceeds from issuance of redeemable convertible preferred stock, net of
     selling costs.........................................................              -            -        21,208
   Proceeds from issuance of long-term debt, net of deferred financing costs             -       11,884             -
   Borrowings under revolving credit facility..............................              -       18,285        16,089
   Payments under revolving credit facility................................              -      (23,383)      (16,891)
   Principal payments of long-term debt....................................         (1,294)      (1,431)         (106)
   Principal payments of capital lease obligations.........................              -            -           (12)
                                                                               -----------  -----------   -----------
Net cash provided by financing activities of continuing operations.........        129,901      169,666        24,925
                                                                               -----------  -----------   -----------
Net cash used in financing activities of discontinued operations...........         (1,598)      (2,114)       (1,014)
                                                                               -----------  -----------   -----------
Net increase (decrease) in cash and cash equivalents.......................        (44,768)      76,995        12,467
Cash and cash equivalents, beginning of period.............................         89,499       12,504            37
                                                                               -----------  -----------   -----------
Cash and cash equivalents, end of period...................................    $    44,731  $    89,499   $    12,504
                                                                               ===========  ===========   ===========

                     See accompanying notes to consolidated
                             financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       Nature of Business

SoftNet Systems, Inc. ("SoftNet") and Subsidiaries (collectively referred to as the "Company") is engaged in the business of providing broadband Internet services. The Company currently operates one business segment, satellite-based Internet services and very small aperture terminal ("VSAT") equipment sales through its wholly owned subsidiary, Intelligent Communications, Inc. ("Intellicom"). Intellicom was acquired on February 9, 1999 (see Note 3) and the results of its operations have been included in the consolidated financial statements since its acquisition. Four previously reported business segments, business center services, cable-based Internet services, document management and telecommunications, are in process of ceasing operations or have been sold , and accordingly are reported as discontinued operations (see Note 3).

Key Technology Suppliers


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

Restatements and Reclassifications


The financial statements have been restated for the effects of the discontinued operations of the cable-based Internet services, document management and telecommunications segments (see Note3). Certain reclassifications have been made to prior years' financial statements in order to conform to the current year presentation.


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

Foreign Currency Translation

The adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in accumulated other comprehensive loss of the accompanying consolidated balance sheets.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash


The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of three months. The Company has classified its short-term investments as available-for-sale securities. These short-term investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive loss of the accompanying consolidated balance sheets. Realized gains and losses on short-term investments are computed using the specific identification method and are reported in other income (expense) of the accompanying consolidated statements of operations.


The Company has pledged cash as collateral on several letters of credit relating to certain operating leases. These amounts are classified as restricted cash in the accompanying consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables, cash and cash equivalents, and short-term investments. One customer comprised 82% of the Company's net revenue for the year ended September 30, 2000. Accounts receivable from this customer at September 30, 2000, was $5,524,000. For the years ended September 30, 1999 and 1998, no other customer accounted for more than 10% of revenues.

Cash, cash equivalents and short-term investments are managed by recognized financial institutions, which follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income (expense) of the accompanying consolidated statements of operations. Depreciation is computed on a straight-line basis over the estimated useful lives of three to seven years or the life of the lease, whichever is shorter.

Intangibles


Intangibles consists of acquired technology resulting from the acquisition of Intellicom and the acquisition of a domain name (see Note 7), which are amortized on a straight-line basis over the estimated useful lives of seven years and eight years, respectively.


Deferred Debt Issuance Costs

Costs related to the issuance of new debt, including the value of the warrants issued in connection with such debt, are capitalized and amortized to interest expense using the effective interest method over the life of the debt.

Fair Value of Financial Instruments


The fair value of the Company's financial instruments (including cash and cash equivalents, short-term investments, trade receivables and accounts payable) are estimated to approximate the carrying values due to their short maturities. The fair value of current and long-term debt approximates carrying value based upon borrowing rates currently available to the Company for borrowings with similar terms.


Revenue Recognition


Revenue from the satellite-based Internet services segment consists primarily of
(i) monthly service fees, (ii) VSAT related equipment sales, and (iii) installation charges. Service fees are recognized as the service is provided. Payments received in advance of providing services are deferred until the period such services are provided. Equipment sales are recognized upon fulfillment of contractual obligations of the sale, and installation charges are recognized when installation is complete.


Income Taxes


The Company recognizes its tax expense/benefit in accordance to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred tax liabilities and assets are provided for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns. The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization (see
Note 16).


Earnings (Loss) Per Common Share


Basic earnings (loss) per common share are computed using the weighted average number of common stock shares outstanding during the period. Diluted earnings
(loss) per common share are computed using the weighted average number of common stock shares and common stock equivalents shares outstanding during the period. Common stock equivalents consist of convertible preferred stock (using the as if converted method) stock options and stock warrants (using the treasury stock method). Common stock equivalents have been excluded from the computation of diluted earnings per share for all periods presented, as their effect would have been anti-dilutive.


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

Impairment of Long-lived Assets


The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets as part of continuing operations it considers to be impaired.


Recent Accounting Pronouncements


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Implementation is scheduled for fiscal years beginning after December 15, 1999, which would be effective for the Company beginning in fiscal year 2001. SAB 101 addresses various topics in revenue recognition including the recognition of revenue for contracts involving multiple deliverables. Based on Management's current understanding and interpretation, SAB 101 is not expected to have a material impact on the Company's consolidated financial statements.


In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("FASB 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FASB Statement No. 133 ("FASB 133"). FASB 138 addresses a limited number of issues causing implementation difficulties for companies that are required to apply FASB 133. FASB 133, as amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of FASB Statement No. 133, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that FASB 133 and FASB 138 will not have a material impact on its financial position, results of operations or cash flows.

3.       Acquisitions and Discontinued Operations

Acquisition of Intellicom

On February 9, 1999, a wholly owned subsidiary of the Company merged with and into Intelligent Communications, Inc. ("Intellicom" and the "Intellicom Acquisition"). The purchase price of $14,869,000 was comprised of: (i) a cash component of $500,000 (the "Cash Consideration"); (ii) a promissory note in the amount of $1,000,000 bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note"); (iii) a promissory note in the amount of $2,000,000 bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note, the "Debt Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7,469,000 (the "Closing Shares"); (v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3,500,000 (the "Anniversary Shares", together with the Closing Shares, the "Equity Consideration"); and (vi) certain direct acquisition costs totaling $400,000. The Debt Consideration may be partially or wholly converted into the Company's common stock, under certain circumstances. The conversion price of the Debt Consideration is based upon the average closing price of the Company's common stock for the 15 days immediately preceding the conversion date. Both the Debt Consideration and the Equity Consideration were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. In April 1999, the Company paid the First Promissory Note and related interest in full with a combination of cash and equity. The Company paid $832,000 in cash and the remainder, after expenses, with 6,118 common stock shares valued at $190,000. The Intellicom acquisition agreement requires the Company to issue $1,500,000 of common stock shares on the first anniversary date of the Intellicom acquisition. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former shareholders of Intellicom. Additionally, the Intellicom Acquisition agreement includes a demonstration bonus ("Demonstration Bonus") of $1,000,000 payable in cash or shares of the Company's common stock at the Company's option by the first anniversary date of the Intellicom Acquisition if certain conditions are met. On February 8, 2000, the opportunity to earn the Demonstration Bonus had expired, and accordingly the Demonstration Bonus was not paid or included in the purchase price of Intellicom.

The purchase price, including direct acquisition costs, has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. The fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


        Current assets............................    $         503
        Property and equipment....................              684
        Acquired technology.......................           16,075
        Other assets..............................               77
        Current liabilities.......................            2,470

The Company accounted for the Intellicom Acquisition using the purchase method and allocated the purchase price of $14,469,000 to acquired technology. Additionally, due to the negative fair value of Intellicom's net assets at the time of acquisition, the Company recognized additional acquired technology in Intellicom totaling $1,206,000. Furthermore, in connection with the Intellicom Acquisition, the Company incurred certain fees and expenses. Such costs, which total $400,000, were capitalized and have also been allocated to acquired technology, bringing the total amount allocated to acquired technology to $16,075,000. The results of operations of Intellicom are included in the accompanying financial statements from the date of acquisition.

The nature of the developed technology acquired provides the Company with a proprietary satellite system, involving both hardware and software, which provides a high-performance, two-way satellite-based Internet access service. The nature of the acquired technology will, among other things, allow the Company to lower the costs of bringing the Internet customers. The technology acquired has already been tested and proven to be a viable business. Therefore, the Company believes that the underlying technology acquired in the Intellicom Acquisition is not subject to rapid change, and such acquired technology will support the Company's business plan over the typical length of its contracts without having to significantly change or enhance the acquired technology. The Company's contracts with its cable affiliates typically run from five to ten years. In determining how much of the purchase price in excess of the tangible book value of Intellicom to allocate to acquired technology, the Company considered that there was little value ascribable to other intangible assets, such as customer lists or workforce. Rather, the Company, after careful consideration, determined that the fair market value of the acquired technology is equivalent to the intangible assets acquired in this acquisition. The Company amortizes this amount using the straight-line method over a period of seven years, the average term of a typical cable affiliate contract as well as the anticipated useful life of this acquired technology.

Acquisition of Laptop Lane, Formation of Aerzone and Discontinued Operations of Aerzone


On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.), a Delaware corporation, to provide high-speed Internet access and related services to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, a Washington corporation, on April 21, 2000. The acquisition was accounted for under the purchase method and the results of Laptop Lane are included in the consolidated financial statements since the date of acquisition. Laptop Lane is a leading provider of business center services in airports. The Company paid approximately $21,559,000, consisting of (i) 972,266 common stock shares of the Company valued at $15,107,000, net of adjustment for expenses paid by the Company on behalf of Laptop Lane, exchanged for all outstanding common stock shares of Laptop Lane, (ii) direct acquisition costs of approximately $2,300,000, which includes a bonus payment to Laptop Lane employees for $431,000 in lieu of Laptop Lane stock options, and (iii) 250,000 common stock shares of the Company valued at $3,652,000 to be issued to former Laptop Lane stockholders in payment for achieving certain criteria. As part of the acquisition, an additional 333,333 common stock shares of the Company would be distributed to former Laptop Lane stockholders if certain performance goals or other criteria are met. As of September 30, 2000, Laptop Lane has achieved three of the four performance goals, as a result 249,981 common stock shares of the Company and cash for a total value of $3,652,000 was distributed to the former Laptop Lane stockholders. The fourth performance goal requirement was met in October 2000, as a result, upon the resolution of certain claims against Laptop Lane, all or a portion of the remaining 83,333 common stock shares of the Company valued at $500,000 was accrued for and will be issued to the former Laptop Lane stockholders. Additionally, prior to the acquisition the Company provided $6,000,000 in working capital to Laptop Lane under a secured promissory note, which was included as part of the purchase price consideration for determining allocation.

The purchase price, including direct acquisition costs, has been allocated to assets acquired and liabilities assumed based on fair value at the date of acquisition. The allocation of purchase price includes goodwill, which is amortized on a straight-line basis over four years. The fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


        Current assets............................      $     1,707
        Property and equipment, net...............            4,478
        Goodwill..................................           23,195
        Other assets..............................              128
        Current liabilities.......................              806
        Other liabilities.........................            7,843


Subsequently, on December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The plan includes a reduction in personnel. The Company anticipates that it will sell Laptop Lane. The operating results of Aerzone has been segregated from continuing operations and is reported as loss from discontinued operations, net of tax on the consolidated statement of operations. Although it is difficult to predict the final results, the loss from discontinued operations includes management's estimates of costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets including Laptop Lane. The actual results could differ materially from these estimates. The assets and liabilities of such operations are reflected as net liabilities associated with discontinued operations of Aerzone on the consolidated balance sheets as of September 30, 2000.


Operating results of Aerzone from January 24, 2000, date of inception, to September 30, 2000 is as follows (in thousands):

        Revenues..................................    $       2,163
                                                      =============
        Loss before income taxes..................    $     (12,150)
        Provision for income taxes................                -
                                                      -------------
        Net loss..................................    $     (12,150)
                                                      ==============


Net liabilities associated with discontinued operations of Aerzone at September 30, 2000, is as follows (in thousands):


      Current assets:
         Accounts receivable, net............................    $          376
         Inventory...........................................               326
         Other current assets................................             1,149
                                                                 --------------

      Total current assets...................................             1,851


      Property, plant and equipment, net.....................             4,226
      Other assets...........................................               241
                                                                 --------------

      Total assets...........................................    $        6,318
                                                                 ==============


      Current liabilities:

         Accounts Payable....................................    $        1,884
         Estimated  net  operating  loss from
            October  1, 2000 through closure date............            12,720
         Estimated contract termination costs................             2,955
         Estimated retention and severance costs.............             2,547
         Accrued expenses....................................             3,654
         Laptop Lane Limited acquisition reserve                          1,329
         Current portion of long-term debt...................               113
                                                                 --------------

      Total current liabilities..............................    $       25,202
                                                                 ==============
      Net liabilities associated with discontinued operations    $      (18,884)
                                                                 ===============

Discontinued Operations of ISP Channel, Inc.


On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel, Inc. ("ISP Channel") subsidiary by December 31, 2000 because of (1) consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. The operating results of ISP Channel has been segregated from continuing operations and is reported as loss from discontinued operations, net of tax on the consolidated statements of operations. Although it is difficult to predict the final results, the loss from discontinued operations includes management's estimates of costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. The actual results could differ materially from these estimates. The assets and liabilities of such operations were reflected as net assets (liabilities) associated with discontinued operations of ISP Channel as of September 30, 2000 and 1999.


Operating results of ISP Channel are as follows (in thousands):

                                                Year Ended September 30,
                                      ------------------------------------------
                                          2000           1999          1998
                                      -------------- ------------- -------------
Revenues............................  $       6,039  $      2,550  $      1,018
                                      =============  ============  ============
Loss before income taxes............  $     (60,249) $    (29,440) $     (8,272)
Provision for income taxes..........              -             -             -
                                      -------------  ------------  ------------
Net loss............................  $     (60,249) $    (29,440) $     (8,272)
                                      ============== ============  ============


Net assets (liabilities) associated with discontinued operations of ISP Channel at September 30, 2000 and 1999, are as follows (in thousands):


                                                              September 30,
                                                      ------------------------
                                                          2000         1999
                                                      -----------  -----------
  Current assets:
     Accounts receivable, net.......................  $     1,000  $       685
     Inventory, net.................................        2,701        1,955
     Other current assets...........................          469        1,068
                                                      -----------  -----------
  Total current assets..............................        4,170        3,708

  Property, plant and equipment, net................       12,890       24,016
  Cable affiliate launch incentives, net............            -        9,956
  Other assets......................................          222        2,244
                                                      -----------  -----------
  Total assets......................................  $    17,282  $    39,924
                                                      ===========  ===========
  Current liabilities:

     Accrued expenses...............................  $     7,836  $     6,600
     Estimated net operating loss from
        October 1, 2000 through closure date........        9,972            -
     Estimated contract termination costs...........       13,938            -
     Estimated retention and severance costs........        7,776            -
     Estimated other costs                                  1,008            -
     Current portion of long-term debt..............        1,464          567
     Current portion of capital leases..............        5,243        1,760
                                                      -----------  -----------
  Total current liabilities.........................       47,237        8,927

  Long-term debt, net of current portion............        1,615          628
  Capital lease obligation, net of current portion..        6,141        1,945
                                                      -----------  -----------

  Total liabilities.................................  $    54,993  $    11,500
                                                      ===========  ===========
  Net assets (liabilities) associated with
     discontinued operations........................  $   (37,711) $    28,424
                                                      ============ ===========

Discontinued Operations of Micrographic Technology Corporation


On September 30, 1999, the Company sold the document management business, Micrographic Technology Corporation ("MTC"), to Global Information Distribution GmbH ("GID") for an aggregate purchase price of approximately $4,894,000 in cash, which, after selling costs, resulted in a loss of $321,000. The sale proceeds were used to reduce outstanding indebtedness and provide additional working capital. The operating results of MTC have been segregated from continuing operations and are reported as part of the loss from discontinued operations, net of tax on the consolidated statements of operations.

  Operating results of MTC are as follows (in thousands):

                                                       Year Ended
                                                      September 30,
                                             ------------------------------
                                                 1999            1998
                                             -------------- ---------------
        Revenues..........................   $      13,690  $       13,043
                                             =============  ==============
        Loss before income taxes..........   $        (633) $       (5,652)
        Provision for income taxes........               -               -
                                             -------------  --------------
        Net loss..........................   $        (633) $       (5,652)
                                             =============  ==============

Interest expense allocated to the MTC totaled $155,000 and $394,000 for the years ended September 30, 1999 and 1998, respectively.

Discontinued Operations of Kansas Communications, Inc.


On February 12, 1999, substantially all of the assets of the telecommunications segment, Kansas Communications, Inc. ("KCI"), were sold to Convergent Communications Services, Inc. ("Convergent Communications") for an aggregate purchase price of approximately $6,300,000 subject to adjustment in certain events. Convergent Communications paid $100,000 in cash in November 1998 upon execution of the letter of intent to purchase and paid the remainder of the purchase price on the closing date as follows: (i) $1,400,000 in cash; (ii) approximately 30,000 shares of Convergent Communications' parent company common stock with an agreed value of approximately $300,000 ($10.00 per share) (the "Convergent Shares"); (iii) a promissory note in the amount of $2,000,000 (the "First Convergent Note") bearing simple interest at the rate of 11% per annum and payable on July 1, 2000; (iv) a promissory note in the amount of $1,000,000 (the "Second Convergent Note") bearing simple interest at the rate of 8% per annum and payable 12 months following the closing date ; and (v) a promissory note in an amount of $1,500,000 (the "Third Convergent Note") bearing simple interest at the rate of 8% per annum and payable 12 months following the closing date , which is subject to mandatory prepayment in certain events. Furthermore, a purchase price adjustment subsequent to closing provided the Company with additional Convergent Shares with an agreed value of $198,000 for a total investment in Convergent Shares of $498,000, which, after reduction to its current market value of $79,000 is classified as a short-term investment in the accompanying consolidated balance sheet. The sale of KCI's assets resulted in a gain of $2,141,000. For the year ended September 30, 1999, the First and Third Convergent Notes were paid in full. On November 5, 1999, the Second Convergent Note was paid in full. The Company had previously deferred the recognition of gain due to the uncertainty of Convergent Communications' ability to perform. As a result of Convergent Communication's successful initial public offering on July 20, 1999, the Company recognized the gain on sale. The operating results of KCI has been segregated from continuing operations and is reported as loss from discontinued operations, net of tax on the consolidated statements of operations.


Operating results of KCI are as follows (in thousands):

                                                    Year Ended September 30,
                                                 ------------------------------
                                                     1999            1998
                                                 -------------- ---------------
        Revenues...............................  $       4,730  $       16,065
                                                 =============  ==============
        Income before income taxes.............  $         242  $          277
        Provision for income taxes.............            (72)           (350)
                                                 -------------  --------------
        Net income (loss)......................  $         170  $          (73))
                                                 =============  ==============

Interest expense allocated to KCI totaled $2,000 and $5,000 for the years ended September 30, 1999 and 1998, respectively.

The provision for income taxes for the years ended September 30, 1999 and 1998 are related to prior period adjustments in deferred maintenance revenue for KCI.

4.      Cash, Cash Equivalents and Short-Term Investments


Cash equivalents consist of securities with maturities of three months or less at date of purchase. Short-term investments as of September 30, 2000, consist of $112,182,000 of debt securities which mature in less than one year, $5,511,000 of debt securities, which mature in one to five years and $9,710,000 of short-term equity securities. Cash and cash equivalents, and short-term investments consisted of the following as of September 30, 2000 (in thousands):

                                                                      Unrealized      Unrealized
                                                          Cost            gain           loss           Market
                                                      -------------  --------------  -------------  --------------
        Cash and cash equivalents:
           Cash...................................    $      21,025  $            -  $           -  $       21,025
           Municipal securities...................           21,913               -             (4)         21,909
           Money market funds.....................            1,797               -              -           1,797
                                                      -------------  --------------  -------------  --------------
                                                      $      44,735  $            -  $          (4) $       44,731
                                                      =============  ==============  ============== ==============
        Short-term investments:

           Municipal securities...................    $      65,365  $            -  $         (52) $       65,313
           US Treasury securities.................           35,782               -            (20)         35,762
           Auction market preferreds..............            3,411               -              -           3,411
           Foreign debt securities................           13,217               -            (10)         13,207
           Common and preferred stock.............           10,324               -           (614)          9,710
                                                      -------------  --------------  -------------  --------------
                                                      $     128,099  $            -  $        (696) $      127,403
                                                      =============   =============   ============   =============

Cash equivalents consist of securities with maturities of three months or less at date of purchase. Short-term investments as of September 30, 1999 consisted of $30,065,000 of debt securities which mature in less than one year, $22,263,000 of debt securities which mature in one to five years, and $258,000 of short-term equity securities. Cash and cash equivalents, and short-term investments consisted of the following as of September 30, 1999 (in thousands):


                                                                      Unrealized      Unrealized
                                                          Cost            gain           loss           Market
                                                      -------------  --------------  -------------  --------------
        Cash and cash equivalents:
           Cash..............................         $      40,650  $            -  $           -  $      40,650
           Municipal securities..............                40,156               -              -         40,156
           US Government Agency notes........                 5,785               -              -          5,785
           Money market funds................                 2,159               -              -          2,159
           Foreign debt securities...........                   749               -              -            749
                                                      -------------  --------------  -------------  -------------
                                                      $      89,499  $            -  $           -  $      89,499
                                                      =============  ==============  =============  =============
        Short-term investments:
           Municipal securities..............         $      23,496  $            -  $         (44) $      23,452
           US Treasury securities............                11,219               -            (11)        11,208
           Auction market preferreds.........                 9,114               -              -          9,114
           Foreign debt securities...........                 8,574               -            (20)         8,554
           Common stock......................                   498               -           (240)           258
                                                      -------------  --------------  -------------  -------------
                                                      $      52,901  $            -  $        (315) $      52,586
                                                      =============   =============   ============   ============

As of September 30, 2000 and 1999, cost approximated market value for cash equivalents.


5.       Equity Investments


On August 18, 1999, the Company acquired 106,250 series A convertible preferred stock shares of YourDay.com, Inc. ("YourDay"), a Delaware corporation, for $250,000. YourDay is a leading online calendar and scheduling system that seamlessly integrates Palm Pilots, telephones and the Internet anywhere in the world. As of September 30, 1999, the investment in YourDay is classified as a long-term equity investment on the accompanying consolidated balance sheets. Subsequently, on February 23, 2000, YourDay merged with deltathree.com, Inc. ("Deltathree"), a Delaware corporation. The merger called for each YourDay series A convertible preferred stock share be converted into .0469 Deltathree series A common stock share. The Company received 4,983 Deltathree series A common stock shares in the exchange, and accounted for the exchange at fair value, which resulted in a loss of $37,000 included in other income (expense). Deltathree is a global provider of IP telephony services and other enhanced web-based communications to individuals and businesses worldwide. Deltathree is listed and traded on the NASDAQ National Market under the symbol "DDDC". As of September 30, 2000, the investment in Deltathree is an available for sale security and accordingly is classified as a short-term investment on the accompanying consolidated balance sheets.

On February 23, 2000, the Company entered into an agreement to provide management consulting advice on strategy, operations, marketing, technology and content; and training related to high speed Internet services through cable television networks to Big Sky Network Canada, Ltd. ("Big Sky"), a British Virgin Islands international business company. As part of the agreement the Company acquired 10,000 Big Sky common stock shares for $500,000. On April 24, 2000, the Company acquired an additional 40,000 Big Sky common stock shares for $2,000,000. Additionally, the Company incurred an additional $1,136,000 of expenses on behalf of Big Sky for a total investment of $3,636,000. Big Sky is a company that forms cooperative joint venture relationships with government-approved partners to offer high capacity, high speed Internet access and services in major urban markets throughout the People's Republic of China. Subsequently, on September 29, 2000, the Company sold its 50,000 Big Sky common stock shares for $13,830,000 to the other owner of Big Sky, China Broadband Corporation ("China Broadband"), a Nevada corporation, which resulted in a gain of $10,194,000 included in other income (expense). Proceeds from the sale consisted of (i) $2,500,000 in cash, (ii) a promissory note in the amount of $1,700,000 bearing interest at 8% per annum due September 29, 2001, and (iii) 1,133,000 China Broadband common stock shares valued at $9,630,000. China Broadband is the leading cable broadband provider in China. China Broadband is listed and traded on the NASDAQ Over-the-Counter Bulletin Board under the symbol "CBBD". As of September 30, 2000, the investment in China Broadband is an available for sale security and accordingly classified as short-term investments on the accompanying consolidated balance sheets.

On August 18, 1999, the Company acquired 83,330 series A convertible preferred stock shares of YourStuff.com, Inc. ("YourStuff"), a Delaware corporation, for $250,000. YourStuff provides a secure web-based central file repository. Subsequently, on October 30, 2000, YourStuff merged with SenseNet, Inc. ("SenseNet"), a Delaware corporation. The Company received 267,501 SenseNet common stock shares in the exchange, and accounted for the exchange at cost. SenseNet is a privately held company that provides intranet business applications that focus on increasing productivity and profitability. As of September 30, 2000 and 1999, these investments are classified as long-term equity investments on the accompanying consolidated balance sheets.

On January 14, 2000, the Company acquired 337,496 series B preferred stock shares of Dotcast.com, a California corporation, for $1,000,000. Dotcast.com is a privately held company developing a national high-speed digital network for the distribution of digital entertainment, interactive services and multimedia communications. As of September 30, 2000, this investment is classified as a long-term equity investment on the accompanying consolidated balance sheets.


On October 12, 1999, the Company entered into memorandum of understanding with Pacific Century CyberWorks Limited ("Pacific Century") to form a joint venture, Pacific Century SoftNet, to market cable-based Internet products and services to cable operators throughout Asia. This investment is accounted for under the equity method and accordingly classified as long-term equity investments on the accompanying consolidated balance sheet. For the year ended September 30, 2000, the Company contributed $230,000 to this joint venture and recognized equity losses of $191,000, which is reflected in other income (expense) on the accompanying consolidated statements of operations.

On March 24, 2000, the Company entered into an agreement to provide management consulting advice on strategy, operations, marketing, technology and content; and training related to high speed Internet services through cable television networks to Interactive Cable Communications Incorporated ("ICC"). As part of this agreement, the Company acquired 4,600 common stock shares of ICC for $3,763,000, and formed a joint venture with Marubeni Corporation, a Japan corporation. ICC is engaged in the business of providing data transferring services including high-speed cable-based Internet services. This investment is accounted for under the equity method and accordingly classified as long-term equity investments on the accompanying consolidated balance sheet. For the year ended September 30, 2000, equity losses for this investment was $390,000, and is reflected in other income (expense) on the accompanying consolidated statements of operations.

On September 15, 2000, the Company entered into a stock purchase agreement to acquire 3,000,000 series A convertible preferred stock shares of Freewire Networks, Inc. ("Freewire"), a Delaware corporation, for $3,000,000. Freewire is a privately held company developing wireless broadband services at sporting venues using IEEE 802.11 technology. The Company holds Freewire in a corporate joint venture with Lucent Technologies Inc. ("Lucent") and Freewire's founding management stockholders. Under certain circumstances, Lucent has the option to require the Company to purchase Lucent's shares in Freewire. The investment is accounted for under the equity method and accordingly is classified as a long-term equity investment on the accompanying consolidated balance sheet.

6.      Property and Equipment, Net

Property and equipment consist of the following (in thousands):

                                                          September 30,
                                               ------------------------------
                                                   2000            1999
                                               -------------- ---------------
        Leasehold improvements...............  $       1,203  $        1,315
        Furniture and fixtures...............            800             376
        Equipment............................          3,843           1,392
        Construction in Progress.............              5               -
                                               -------------  --------------
        Property and equipment, gross........          5,851           3,083
        Less allowance for depreciation......         (1,172)           (355)
                                               -------------  --------------
        Property and equipment, net..........  $       4,679  $        2,728
                                               =============  ==============

7.       Intangibles, Net

Intangibles consist of the following (in thousands):

                                                        September 30,
                                               ------------------------------
                                                   2000            1999
                                               -------------- ---------------
        Acquired technology (see Note 3)...... $      16,075  $       16,075
        Other.................................            10               -
                                               -------------  --------------
                                                      16,085          16,075
        Accumulated amortization..............        (3,828)         (1,531)
                                               -------------  --------------
                                               $      12,257  $       14,544
                                               =============  ==============

8.       Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                                                                September 30,
                                                                                        ------------------------------
                                                                                            2000            1999
                                                                                        -------------- ---------------
9% Senior Subordinated Convertible Notes due January 1, 2001, interest payable
   quarterly, convertible into the Company's common stock (see below)...............    $           -  $       12,549

9% Convertible Subordinated Debentures due September 15, 2000, interest payable
   quarterly, convertible into the Company's common stock at $6.75 per share........                -           1,357

6% Convertible  Subordinated  Secured  Debentures,  due  February 28, 2002, with semi-annual interest payments, convertible into the Company's common stock at
   $8.10 per share..................................................................              660             660

5% Convertible Subordinated Debentures, due September 30, 2002, interest payable annually,  convertible  into the  Company's  common  stock at $8.25 per share after
   December 31, 1998................................................................            1,444           1,444

Promissory note bearing  interest at 8.5%,  due February 9, 2001,  principal and interest due and payable at maturity or at date of prepayment or acceleration of
   note (see Note 3)................................................................            2,000           2,000

Other...............................................................................              161             161
                                                                                        -------------  --------------
Total long-term debt................................................................            4,265          18,171
Less current portion................................................................           (2,161)         (1,518)
                                                                                        -------------  --------------
Long-term debt, net of current portion..............................................    $       2,104  $       16,653
                                                                                        =============  ==============

On January 12, 1999, the Company issued $12,000,000 of its 9% Senior Subordinated Convertible Notes (the "Notes") due January 1, 2001 to a group of institutional investors. These Notes were convertible into the Company's common stock with an initial conversion price of $17.00 per share until July 1, 1999, and, thereafter, at the lower of $17.00 per share (the "Initial Conversion Price") and the lowest five-day average closing bid price of the Company's common stock during the 30-day trading period ending one day prior to the applicable conversion date (the "Conversion Price"). In connection with these Notes, the Company issued to these investors warrants to purchase an aggregate of 300,000 shares of the Company's common stock. These warrants have an exercise price of $17.00 per share and expire in 2003. On April 28, 1999, as a result of the Company's underwritten secondary public offering (the "Secondary Offering"), and in conjunction with an anti-dilution provision associated with the Notes, the Initial Conversion Price was reduced from $17.00 to $16.49 per share. Furthermore, in order to secure three month lock-up agreements from the holders of the Notes in conjunction with the Secondary Offering, the Company entered into a new arrangement with the holders of the Notes to issue all future interest payments, beginning with the three months ended June 30, 1999, in the form of convertible notes with substantially the same form and features as the original Notes. Therefore, the Company issued an additional $549,000 in notes, representing interest for the six months ended September 30, 1999, (the "Interest Notes"). Proceeds from the sale of the Notes were used to fund the expenditures incurred in the continuing expansion of the Company's Internet business, particularly the ISP Channel service, and for general corporate purposes. On October 22, 1999, all of the 9% Senior Subordinated Convertible Notes, related Interest Notes and accrued interest were converted into 765,201 shares of the Company's common stock.

On September  15, 1995,  the Company  issued  $2,856,000  of its 9%  Convertible
Subordinated Debentures due September 15, 2000, in conjunction with the acquisition of MTC. The debentures were issued to the shareholders of MTC as partial consideration for the acquisition. These 9% debentures have a conversion price of $6.75. For the year ended September 30, 1997, the Company issued 35,104 common stock shares pursuant to the conversion of $237,000 of convertible debt by four separate holders of these debentures. For the year ended September 30, 1998, the Company issued 123,377 common stock shares pursuant to the conversion of $832,000 of convertible debt by seven separate holders of these debentures. For the year ended September 30, 1999, the Company issued 63,719 common stock shares pursuant to the conversion of $430,000 of convertible debt by five separate holders of these debentures. For the year ended September 30, 2000, the Company issued 1,467 common stock shares pursuant to the conversion of $63,000 of convertible debt by 2 separate holders of these debentures. On September 15, 2000, the Company paid remaining $1,294,000 of convertible debt and accrued interest.

On September 15, 1995, in association with the acquisition of MTC, the Company assumed $1,800,000 of 6% Convertible Subordinated Secured Debentures due February 28, 2002. These 6% debentures are subject to redemption at the option of the Company at face value, provided however, that the Company issues common share purchase warrants to purchase the same number of shares as would have been issued if the debentures were converted. These debentures are convertible into the Company's common stock at $8.10 per share. For the year ended September 30, 1996, the Company issued 125,925 common stock shares pursuant to the conversion of $1,020,000 of these convertible debentures by ten separate holders of these debentures. For the year ended September 30, 1998, the Company issued 7,407 shares of the Company's common stock pursuant to the conversion of $60,000 of these convertible debentures by a single holder of these debentures. For the year ended September 30, 1999, the Company issued 7,407 common stock shares pursuant to the conversion of $60,000 of these convertible debentures by a single holder of these debentures.


On January 2, 1998, the Company issued $1,444,000 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002, to Mr. R.C.W. Mauran, who was at the time of the transaction a beneficial owner of more than 5% of the Company's common stock, in exchange for the assignment to the Company of certain equipment leases and other consideration, all of which have been assimilated into the business of Micrographic Technology Corporation. The debentures are convertible into the Company's common stock at $8.25 per share after December 31, 1998.

The scheduled maturities of long-term debt as of September 30, 2000, are as follows (in thousands):

        Year Ending September 30:
           2001...................................    $       2,161
           2002...................................            2,104
                                                      -------------
                                                      $       4,265
                                                      =============

9.        Commitments and Contingencies


The Company has entered into operating leases for office space, manufacturing facilities, satellite transponder space and certain other office equipment. These operating leases provide for minimum rents and generally include options to renew for additional periods.


Future minimum lease payments under non-cancelable operating leases as of September 30, 2000, are as follows (in thousands):

        Year Ending September 30:
           2001...................................    $       4,435
           2002...................................            3,471
           2003...................................            3,326
           2004...................................            2,240
           2005...................................              660
           2006 and thereafter....................            1,062
                                                      -------------
                                                      $      15,194
                                                      =============

The Company's rent expense for continuing operations for the years ended September 30, 2000, 1999 and 1998, was $3,817,000, $1,395,000 and $207,000,
respectively.


On February 11, 2000, Intellicom entered into an agreement with Radyne ComStream Inc. (`Radyne") to purchase 1,000 earth station terminals. Under the terms of the agreement, Intellicom is required to pay in advance four equal payments amounting to $8,565,000. Through September 30, 2000, Intellicom has paid a total of $6,424,000 to Radyne and has received 715 earth station terminals. As of September 30, 2000, advance payment of $300,000 to Radyne representing the cost of 35 earth station terminals not yet received are included in other current assets on the accompanying consolidated balance sheets.


10.      Redeemable Convertible Preferred Stock and Common Stock

Redeemable Convertible Preferred Stock

For the year ended September 30, 1998, the Company issued three series of its 5% convertible preferred stock (Series A, B and C). In connection with the issuance of the preferred stock, the Company also issued warrants to purchase shares of its common stock. The holders of the preferred stock received dividends at a rate of 5% per annum at the Company's option, in cash or additional shares of the applicable series of preferred stock. Proceeds from the sale of the preferred stock and warrants were used to fund the expenditures incurred in the continuing expansion of the Company's Internet segment, particularly the ISP Channel service, and for general corporate purposes.


As of September 30, 1999, all of the previously issued 5% convertible preferred stock had been converted to common stock.


The activity for the year ended September 30, 1999 and 1998 in convertible preferred stock and related warrants is summarized as follows (in thousands, except per share prices):

                                                    Series A           Series B        Series C
                                                 ---------------   ---------------  --------------
Date issued..................................       December 1997         May 1998     August 1998
   Gross proceeds............................    $         5,000   $        10,000  $        7,500
   Issuance costs............................               (400)             (572)           (472)
                                                 ---------------   ---------------  --------------
   Net proceeds..............................    $         4,600             9,428           7,028
                                                 ===============   ===============  ==============

Dividends paid:
   Additional preferred shares...............    $           101   $           252  $          125
   Common shares issued upon
      conversion.............................                 29                75              59
   Cash......................................                 38                42              95

Conversion dates.............................      April 1998 and    February 1999        May 1999
                                                   November 1998
Common shares issued upon conversion.........                 709              777             847
Conversion price per share...................     $6.69 and $7.56           $13.20           $9.00

Warrants issued to preferred
   stockholders:
   Common stock shares.......................                 150              200              94
   Exercise price per share..................              $7.950          $13.750          $9.375
   Expiration date...........................       December 2001         May 2002     August 2002

Warrants issued to sales agents:
   Common stock shares.......................                  20               50              26
   Exercise price per share..................              $6.625          $11.000          $7.500
   Expiration date...........................       December 2000         May 2002     August 2002

For the year ended September 30, 1999, the Company incurred a penalty of $498,000, included in other income (expense) in the consolidated statements of operations, as a result of a delay in its ability to register the underlying common stock of the Series C redeemable convertible preferred stock with the Securities and Exchange Commission. This penalty was paid to the holders of the Series C redeemable convertible preferred stock through the issuance of an additional 55,378 common stock shares.

Common Stock


On February 22, 1999, the Company entered into a license agreement with Inktomi Corporation ("Inktomi", the "Inktomi Licensing Agreement") allowing the Company rights to install certain Inktomi caching technology into the Company's cable-based Internet network infrastructure. The Inktomi Licensing Agreement was valued at $4,000,000 for a total of 500 licenses, of which the first $1,000,000 was paid with 65,843 shares of the Company's common stock and the remaining amount payable in cash in eight quarterly payments of $375,000. For the years ended September 30, 2000 and 1999, total payments amounted to $1,500,000 and $1,125,000, respectively. The Inktomi Licensing Agreement allows the Company to purchase up to 500 additional licenses during the first four years of the agreement. Prepaid license fees at September 30, 2000 and 1999, were $2,602,000 and $2,101,000, respectively. As a result of the Company discontinuing the operations of ISP Channel, prepaid license fees were written off and reflected in the loss on disposition of discontinued operations, net of tax for the year ended September 30, 2000, and in the net assets associated with discontinued operations at September 30, 1999.


On April 13, 1999, the Company held its Annual Stockholders' Meeting. At this meeting, the following proposals, among others, were approved: (i) an increase in the number of common shares authorized was increased from 25,000,000 to 100,000,000; (ii) the Company's 1998 Stock Incentive Plan under which 3,350,668 common stock shares were reserved for issuance; (iii) the sale of the Company's document management segment (see Note 3); and (iv) the Company's re-incorporation in Delaware.

On April 28, 1999, the Company completed a secondary public offering (the "Secondary Offering"), in which it sold 4,600,000 common stock shares at $33.00 per share. The Company received $141,502,000 in cash, net of underwriting discounts, commissions and other offering costs.

On the first anniversary date of the Intellicom Acquisition, the Intellicom Acquisition agreement requires the Company to issue $1,500,000 of common stock shares. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former shareholders of Intellicom.

On December 13, 1999, the Company completed a private placement of 5,000,000 common stock shares for net proceeds of $128,121,000 to Pacific Century
Cyberworks Limited ("Pacific Century"), and entitled Pacific Century to designate two persons for election to the Board of Directors.


In conjunction with offering incentives to launch the Company's ISP Channel cable-based Internet services, the Company issued common stock to cable affiliates in return for the exclusive rights to provide Internet services to their customers . During the year ended September 30, 1999, the Company issued an aggregate of 13,574 common stock shares valued at $337,000 to eight separate cable affiliates. During the year ended September 30, 2000, the Company issued 35,160 common stock shares valued at $419,000 to two separate cable affiliates. In addition, on April 12, 1999, the Company issued 660,000 common stock shares to an investor for $14,990,000 in cash and a modification of the affiliate agreement between the Company and Teleponce Cable TV, which is controlled by the investor; the modification of the affiliate agreement was valued at $8,925,000 as a cable affiliate launch incentive. Further, on November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). In exchange for signing an agreement to launch the ISP Channel services, the Company issued a total of 3,500,000 common stock shares to Mediacom, of which 3,150,000 shares were restricted. The restrictions were lifted as Mediacom launched ISP Channel's services in Mediacom's cable television systems. As of September 30, 2000, there are 2,100,000 shares restricted and unvalued. The unrestricted 1,400,000 shares have been valued at $26,513,000 as cable affiliate launch incentive. As a result of the Company discontinuing the operations of ISP Channel, the cable affiliate launch incentive, net of amortization, was written off and reflected in the loss on disposition of discontinued operations, net of tax for the year ended September 30, 2000, and in the net assets associated with discontinued operations at September 30, 1999.

11.      Treasury Stock


On August 15, 2000, the board of directors authorized the repurchase of up to 2,600,000 common stock shares of the Company. The Company's repurchases of shares of common stock are recorded at cost as treasury stock and result in a reduction of stockholders' equity.


12.      2000 Employee Stock Purchase Plan ("ESPP")


On February 22, 2000, the Company adopted ESPP, which provides for grants of options to eligible employees of the Company to purchase shares of common stock through payroll deductions during six-month offering periods. Initial enrollment for ESPP began on March 13, 2000, for the first offering period of April 1, 2000 to June 30, 2000. Each subsequent offering period will begin July 1 or January 1 and end December 31 or June 30, respectively.


Substantially all employees are eligible for the plan if they are employed for twenty (20) or more hours per week on the first day of the offering period. Eligible employees may elect to contribute up to 15% of their base compensation.

The plan provides for the purchase at the lower of 85% of the fair market value of the shares on the first day of the offering period or 85% of the fair market value of the shares on the last day of the offering period. A total of 1,325,000 common stock shares are reserved for issuance under ESPP.

As of September 30, 2000, there were no committed-to-be-released or suspense shares.

13.      Stock Option and Warrants

1998 Stock Incentive Plan ("1998 Plan")


Effective October 1, 1998, the Company implemented the 1998 Plan, which the Company's stockholders approved on April 13, 1999. Concurrent with such stockholder approval, all outstanding options under the Company's 1995 Long-Term Incentive Plan (the "Incentive Plan") were incorporated into the 1998 Plan, and no further option grants or stock issuances will be made under the Incentive Plan. However, the incorporated options will continue to be governed by their existing terms, unless the Administrator of the 1998 Plan elects to extend one or more features of the 1998 Plan to those options. Stock options granted under the Incentive Plan have an exercise price not less than the fair market value of the option shares on the grant date and generally become exercisable in three successive equal installments over the optionee's period of continued service with the Company. The 1998 Plan provides for the grants of non-statutory and incentive stock option grants, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employees and other individuals. Under the terms of the 1998 Plan, options have a maximum term of ten years from the date of grant. The granted options have various vesting criteria depending on the grantee; however, most grants having a vesting period of four years. A total of 3,350,668 shares are reserved for issuance under the 1998 Plan. In addition, the number of common stock shares reserved for issuance under the 1998 Plan will automatically be increased on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to four percent of the total number of common stock shares outstanding on the last trading day of the preceding calendar year, but in no event will any such annual increase exceed 2,000,000 shares, subject to adjustment for subsequent stock splits, stock dividends and similar transactions. As of September 30, 2000, options for 5,781,428 common stock shares were outstanding, options for 971,471 common stock shares were vested and options for 660,282 common stock shares remained available for future option grants and other awards.


1999 Supplemental Stock Incentive Plan ("1999 Plan")

The Company's 1999 Plan is an equity incentive program for employees and consultants who are neither officers nor directors of the Company. Awards under the 1999 Plan may, in general, be made in the form of non-statutory stock option grants, stock appreciation rights, restricted stock awards or performance shares. Each stock option grant will have an exercise price not less than the fair market value of the option shares on the grant date and will generally have a vesting period of four years. A total of 750,000 common stock shares are reserved for issuance under the 1999 Plan. As of September 30, 2000, options for 573,940 common stock shares were outstanding, options for 89,844 common stock shares were vested, and options for 176,060 common stock shares remained available for future option grants and other awards.

Micrographic Technology Corporation Employee Stock Option Plan ("MTC Plan")

The Company's former MTC Plan was an equity incentive, program which was established for the employees of Micrographic Technology Corporation. The Company sold Micrographic Technology Corporation on September 30, 1999 (See Note
5). A total of 40,000 common stock shares were reserved for issuance under the MTC Plan. All options granted under the MTC Plan are designed to qualify as incentive stock options under the federal tax laws. Each granted option became exercisable for the option shares in a series of three successive equal annual installments over the optionee's period of continued service with Micrographic Technology Corporation. As of September 30, 2000, options for 1,693 common stock shares were outstanding and fully vested and no common stock shares remained available for future options grants.

Non-Plan Consultant and Employee Stock Options


The Company has granted stock options to certain consultants as partial consideration for services rendered. These options were granted outside of any plan because certain consultants are ineligible to be issued stock options out of plans whose shares are registered with the Securities & Exchange Commission using Form S-8, such as the Company's 1998 and 1999 Plans. As of September 30, 2000, non-plan consultant options for 94,306 common stock shares were outstanding and options for 65,694 common stock shares were vested. The Company has also granted non-plan employee stock options to certain employees in order to comply with employment offer letter terms not available under the 1998 or 1999 Plans. As of September 30, 2000, non-plan employee options for 21,583 common stock shares were outstanding and options for 8,925 common stock shares were vested.


Common Stock Warrants

For the year ended September 30, 1999, the Company issued warrants to purchase an aggregate of 303,013 shares of its common stock in association with two separate rounds of financing. Warrants to purchase 300,000 shares were issued in connection with the issuance of the Company's 9% Senior Subordinated Convertible Notes (see Note 7). Additionally, warrants to purchase 3,013 shares were issued in connection with the procurement of a $3,000,000 credit facility. For the year ended September 30, 2000, no warrants were issued.

The fair value of the warrants on the issuance date was estimated using the Black-Scholes option pricing model with the following assumptions: volatility of 108%, risk free interest rate of 4.78%, no dividend yield, and an expected contractual life of four years. The total fair value of $4,334,000 has been recorded as deferred debt issuance costs in the accompanying consolidated balance sheets and is being amortized to interest expense over the contractual life of the associated debt instruments.

Options and Warrants Outstanding

The following table summarizes the outstanding options and warrants to purchase common stock shares for the three years ended September 30, 2000:

                                                                                                  Outstanding
                                     Outstanding Options         Outstanding Warrants        Options and Warrants
                                   -------------------------    ---------------------       -------------------------
                                                                             Weighted
                                                 Weighted                     Average                     Weighted
                                                 Average                     Exercise                     Average
                                   Shares     Exercise Price    Shares         Price        Shares     Exercise Price
                                 -----------  --------------    ---------   ---------      ----------  --------------
Balance, September 30, 1997          482,952    $   5.14          952,400    $   6.06       1,435,352    $   5.75

  Granted....................      1,143,533        8.07          576,559       10.32       1,720,092        8.82
  Exercised..................       (152,540)       5.47         (683,941)       5.81        (836,481)       5.75
  Canceled...................       (103,820)       6.76          (12,619)       2.52        (116,439)       6.30
                                 -----------                  -----------                 -----------
Balance, September 30, 1998        1,370,125        7.42          832,399        9.27       2,202,524        8.12

  Granted....................      2,618,700       16.68          303,013       17.13       2,921,713       16.73
  Exercised..................       (440,730)       6.33         (572,064)       9.87      (1,012,794)       8.33
  Canceled...................       (155,192)      13.89          (60,335)       8.72        (215,527)      12.44
                                 -----------                  -----------                 -----------
Balance, September 30, 1999        3,392,903       14.43          503,013       13.38       3,895,916       14.29

  Granted....................      4,891,000       20.93                -        -          4,891,000       20.93
  Exercised..................       (365,592)       7.53         (200,000)       7.69        (565,592)       7.59
  Canceled...................     (1,445,361)      21.08                -        -         (1,445,361)      21.08
                                 -----------                  -----------                 -----------
Balance, September 30, 2000        6,472,950    $  13.75          303,013    $  17.13       6,775,963    $  13.90
                                 ===========                  ===========                 ===========

The following table summarizes information regarding stock options outstanding at September 30, 2000:

                                                Outstanding Options                 Vested Options
                                       --------------------------------------  -----------------------
                                                      Weighted
                                                       Average     Weighted                  Weighted
                                                      Remaining    Average                    Average
                                                     Contractual   Exercise                  Exercise
           Range of Exercise Price       Shares     Life (Years)     Price       Shares        Price
        -----------------------------  -----------  ------------   ----------  -----------  ----------
        $     0.01    to   $    10.00    1,697,367        8.63     $     7.11      520,727  $     7.16
             10.01    to        20.00    2,129,121        9.20          14.04      331,932       14.13
             20.01    to        30.00    1,818,872        9.07          24.75      243,165       23.28
             30.01    to        40.00      610,090        9.31          35.29       28,031       34.64
             40.01    to        50.00      217,500        9.22          43.99       13,772       42.75
                                       -----------                             -----------
        $     0.01    to   $    50.00    6,472,950        9.04     $    18.55    1,137,627  $    13.89
                                       ===========                             ===========


Stock Option Compensation on a Pro Forma Basis


As allowed by Statement of Financial Accounting Standards No. 123 ("FASB 123"), Accounting for Stock-Based Compensation, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, in accounting for its stock based employee compensation arrangements and discloses the pro forma net loss and loss per share information as if the fair value method suggested in FASB 123 had been applied.


Had compensation cost for the Company's stock-based compensation arrangements for employees been determined based on the fair value at grant date of the awards for the years ended September 30, 2000, 1999 and 1998, consistent with the provisions of FASB 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as follows (in thousands, except per share data):

                                                                      Year Ended September 30,
                                                                --------------------------------------
                                                                   2000         1999         1998
                                                                ------------ ------------ ------------
Net loss applicable to common shares, as reported..........     $  (232,353) $   (50,482) $   (17,345)
                                                                ===========  ===========  ===========
Net loss applicable to common shares, pro forma............     $  (303,420) $   (54,030) $   (18,889)
                                                                ===========  ===========  ===========
Basic and diluted loss per common share, as reported.......     $     (9.88) $     (4.09) $     (2.35)
                                                                ===========  ===========  ===========
Basic and diluted loss per common share, pro forma.........     $    (12.90) $     (4.38) $     (2.56)
                                                                ===========  ===========  ===========


The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                               Year Ended September 30,
                                     -------------------------------------------
                                         2000            1999           1998
                                     -------------- --------------- ------------

   Volatility.......................      96.72%         85.00%          63.00%
   Risk-free interest rate..........       5.88%          5.74%           5.28%
   Dividend yield...................          -              -               -
   Expected lives...................    4 Years         4 Years         4 Years
   Weighted average fair value......    $ 14.53         $ 39.81          $ 4.62

14.      Deferred Compensation


During the period from October 1998 to April 1999, the Company, pursuant to the 1998 Plan, granted to certain employees, pending stockholder approval, an aggregate of 1,618,550 incentive and non-qualified common stock options at a weighted average exercise price of $12.74 per share. As a result of the adoption of the 1998 Plan (see Note 13), and in accordance with APB 25 the Company recorded a non-cash deferred stock compensation charge of $77,361,000 related to the issuance of these stock options. Although all of the options issued under the 1998 Plan were granted at what was then the fair market value of the Company's common stock on the date of grant, the Company must recognize a non-cash compensation charge for the difference between the various grant prices and $59.875, the closing price of the Company's common stock on the date of stockholder approval of the 1998 Plan. Deferred stock compensation is amortized on a straight-line basis over the remaining vesting period of such stock options to compensation related to stock options. For the years ended September 30, 2000 and 1999, the Company recognized compensation expense related to these stock options of $18,711,000, which includes $4,415,000 allocated to the discontinued operations of ISP Channel; and $11,258,000, which includes $4,339,000 allocated to the discontinued operations of ISP Channel, respectively.


Also, in accordance with FASB 123 the Company recognized deferred compensation charges of approximately $1,952,000 with respect to the 140,500 option shares it has issued to certain consultants. These deferred compensation charges are being amortized, on an accelerated basis over the vesting period of such options, in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For the years ended September 30, 2000, 1999 and 1998, the Company has recognized compensation expense related to these stock options of $345,000, which includes $84,000 allocated to the discontinued operations of ISP Channel; $1,676,000, which includes $57,000 allocated to the discontinued operations of ISP Channel; and $27,000, respectively.

15.      Related Party Transactions


On January 2, 1998, the Company issued $1,444,000 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002, to Mr. R. C. W. Mauran, who was at the time of the transaction a beneficial owner of more than 5% of the Company's common stock, in exchange for the assignment to the Company of certain equipment leases and other consideration, all of which have been assimilated into the business of Micrographic Technology Corporation. The debentures are convertible into the Company's common stock at $8.25 per share after December 31, 1998.

16.      Income Taxes

The Company made no provision for income taxes for the Company's continuing businesses due to losses incurred.


The tax effects of the components of deferred taxes for continuing operations are as follows (in thousands):


                                                     As of September 30,
                                              ------------------------------
                                                  2000            1999
                                              -------------- ---------------


Inventory and other operating reserves....    $          31  $          562
Allowance for doubtful accounts...........               26             234
Unpaid accruals...........................              108             175
Deferred revenue..........................               60              26
Depreciation..............................             (322)           (336)
Other.....................................               22             228
Net operating loss carryforwards..........            8,322          21,576
                                              -------------  --------------

Total deferred tax asset..................            8,247          22,465
Valuation allowance.......................           (8,247)        (22,465)
                                              -------------  --------------


Net deferred tax asset....................    $           -  $            -
                                              =============  ==============


The Company has established a valuation allowance for the portion of the deferred tax assets for which realization is uncertain. The valuation allowance for deferred tax assets as of September 30, 2000 and 1999 was $8,247,000 and $22,465,000, respectively. The change in valuation allowance for the years ended September 30, 2000 and 1999 was $14,218,000 and $15,188,000, respectively.

The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $37,300,000 and $23,100,000, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire in fiscal years 2001 to 2020. The state net operating loss carryforwards expire in fiscal years 2001 to 2005.

As of September 30, 2000, $15,582,000 of the net operating loss related to stock option exercises; these will be charged to equity, for tax purposes, when utilized.


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

17.     Supplemental Cash Flow Information (in thousands)

                                                                                   Year Ended September 30,
                                                                             2000          1999          1998
                                                                        --------------  -----------   -----------
Cash paid during the year for:
   Interest..........................................................    $         302  $       865   $      957
   Income taxes......................................................                -            -            -

Non-cash investing and financing activities:
   Acquisition of Laptop Lane Limited:
     Common stock issued.............................................           20,272            -            -
   Acquisition of Intelligent Communications, Inc.:
     Equity consideration............................................                -        7,469            -
     Business acquisition liability..................................                -        3,500            -
     Debt consideration..............................................                -        3,000            -
   Disposal of telecommunications segment:
     Promissory notes received.......................................                -        4,500            -
     Convergent Communications Services Inc. common stock received...                -          499            -
   Exchange of equity investments:
     China Broadband Corporation common stock received...............            9,630            -            -
     Promissory note received from China Broadband Corporation.......            1,700            -            -
     deltathree.com, Inc. series A common stock received.............              213            -            -
   Convertible debt issued for acquisition of equipment leases.......                -            -        1,444
   Value assigned to debt conversion feature.........................               34        1,529            -
   Common stock issued for-
     Conversion of redeemable convertible preferred stock............                -       18,254        1,666
     Conversion of subordinated notes................................            9,949          490        1,118
     Repayment of short-term debt....................................                -          190            -
     Anniversary issuance of common stock to former Intelligent
       Communications, Inc. stockholders.............................            1,499            -            -
     Cable affiliate launch incentives...............................           26,932          337            -
     Prepayment of license fees......................................                -        1,000            -
   Increase  in additional-paid-in capital associated with common
     stock options...................................................           15,712       76,092            -
   Value assigned to common stock warrants issued upon the issuance of
     long-term debt..................................................                -        4,334            -
   Value assigned to common stock warrants issued with preferred stock               -            -        1,612
   Value assigned to intangible assets in connection with common stock
     issued for cable affiliate launch incentives....................                -        8,925            -
   Preferred dividends paid with the issuance of:
     Additional redeemable convertible preferred stock...............                -          221          257
     Common stock....................................................                -          157            6
   Unrealized loss on short-term investments.........................              385          315            -


18.     Segment Information

The Company currently operates one business segment, satellite-based Internet services and VSAT equipment sales through its wholly owned subsidiary, Intellicom. The operating results of Intellicom have been included since its acquisition on February 9, 1999. Segment information for continuing operations is as follows (in thousands):

                                                                                  Year Ended September 30,
                                                                        --------------------------------------------
                                                                            2000           1999            1998
                                                                        -------------- -------------- --------------
        Net Sales:
           Satellite-based Internet services and VSAT equipment sales   $       9,927  $       1,584  $            -
                                                                        -------------  -------------  --------------
                                                                        $       9,927  $       1,584  $            -
                                                                        =============  =============  ==============
=        Loss from continuing operations before income taxes:
           Satellite-based Internet services and VSAT equipment sales   $     (12,453) $      (3,456) $            -
           Corporate................................................          (13,433)        (7,444)         (1,950)
           Compensation related to stock options....................          (14,557)        (8,538)            (27)
           Other income (expense), net..............................           19,889         (2,489)         (1,027)
                                                                        -------------  -------------  --------------
                                                                        $     (20,554) $     (21,927) $       (3,004)
                                                                        =============  =============  ==============
        Depreciation and Amortization Expense:
           Satellite-based Internet services and VSAT equipment sales   $       2,929  $       1,713  $            -
           Corporate...............................................               355            175              84
                                                                        -------------  -------------  --------------
                                                                        $       3,284  $       1,888  $           84
                                                                        =============  =============  ==============

                                                                                    As of September 30,
                                                                            2000           1999            1998
                                                                        -------------- -------------- --------------
        Identifiable Assets:
           Satellite-based Internet services and VSAT equipment sales   $      27,369  $      16,410  $            -
           Corporate...............................................           184,937        149,490          13,513
           Discontinued businesses.................................                 -         28,424           8,297
                                                                        -------------  -------------  --------------
                                                                        $     212,306  $     194,324  $       21,810
                                                                        =============  =============  ==============

        Capital Expenditures:
           Satellite-based Internet services and VSAT equipment sales   $         447  $         767  $            -
           Corporate...............................................             2,619          1,653               2
                                                                        -------------  -------------  --------------
                                                                        $       3,066  $       2,420  $            -
                                                                        =============  =============  ==============

19.      Subsequent Events

On December 28, 2000, the Board of Directors approved a plan to reduce staff at SoftNet's corporate headquarters over the next few months as Aerzone and ISP Channel operations are finalized. As a result of this decision, the Company will record a charge of approximately $4,000,000 for the three months ended December 31, 2000, primarily consisting of severance and retention costs for the impacted personnel.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

Directors of the Registrant

The directors of the Registrant are listed below:

Name of Nominee                    Age               Position
---------------------------------  ---   ---------------------------------------

Garrett J. Girvan................  55    Chairman of the Board of Directors


Ronald I. Simon..................  62    Vice Chairman of the Board of Directors

Edward A. Bennett................  54    Director

George C. Chan...................  48    Director

Robert C. Harris, Jr.............  54    Director

Atam Lalchandani.................  56    Director


Jeffrey A. Bowden................  54    Director


Garrett J. Girvan was elected Chairman of the Board of SoftNet Systems, Inc. and Subsidiaries (the "Company") on December 17, 2000, and has served as the Company's Chief Executive Officer since December 2000, the Company's Chief Operating Officer from April 1998 until December 2000 and as the Company's Chief Financial Officer from April 1998 to November 1998. Mr. Girvan has also served as President of Aerzone Corporation, a subsidiary of the Company, since May 2000. Prior to joining the Company, Mr. Girvan held various positions at the Cable Division of Viacom Inc. ("Viacom") over a 13-year period, including Chief Financial Officer and Chief Operating Officer. While at Viacom, Mr. Girvan was involved in the development of Viacom's broadband services.


Ronald I. Simon has served as a member of the Company's Board of Directors since September 1995, Chairman of the Board from August 1997 until April 1999 and Vice Chairman of the Board since April 1999. Mr. Simon has served as Director since September 1999, and Executive Vice President and Chief Financial Officer from May 1997 through April 2000 of Western Water Company, a developer and marketer of water and water rights. Mr. Simon has also served as Director of Westcorp Investments, a wholly-owned subsidiary of Westcorp, Inc., a holding company for Western Financial Bank, since 1997; Director of Citadel Corporation, a real estate investment company, from 1995 through 1999; and a Director of Collateral Therapeutics Inc., a developer of non-surgical gene therapy procedures for the treatment of cardiovascular diseases, since May 1999. In addition, Mr. Simon served as Chairman and Chief Financial Officer of Sonant Corporation, an interactive voice response equipment company, from 1993 to 1997.

Edward A. Bennett has served as a member of the Company's Board of Directors since January 1998. Mr. Bennett is Chairman of MobileLogic Holdings, Inc., a provider of wireless data solutions, and is a director of Engage Technologies Inc., a director of Real Names Corp, and a director of WiredPlaner. From 1997 until 2000, Mr. Bennett served as President and Chief Executive Officer of Bennett Media Collaborative, a new media, Internet and technology consulting company. Mr. Bennett also served as President and Chief Executive Officer of Prodigy Ventures, an Internet/technology investment firm from June 1996 to June 1997 and as President and Chief Executive Officer of Prodigy Services Corporation, an Internet services company from 1995 to June 1996. Prior to that, Mr. Bennett served as President and Chief Executive Officer of VH-1 Network, a television programming company, from 1989 to 1994.


George C. Chan has served as a member of the Company's Board of Directors since December 1999. Mr. Chan has been an Executive Vice President of Pacific Century Group, a diversified holding company located in Hong Kong, since January 1994. Mr. Chan is a director of several companies, both affiliated and not affiliated with Pacific Century Group, in the investment, financial services, consultancy, administrative and management services, technology and property, advertising, and interactive data services industries.

Robert C. Harris, Jr. has served as a member of the Company's Board of Directors since May 1998. Mr. Harris has served as a Senior Managing Director and Head of Investment Banking in the San Francisco office of Bear, Stearns & Co. Inc. since November 1997. Mr. Harris also serves as Director of MDSI Mobile Data Solutions, Inc. and Xoom.com. From 1989 to 1997, Mr. Harris was a co-founder and a Managing Director of Unterberg Harris, a registered broker-dealer and investment advisory firm. From 1984 to 1989, Mr. Harris was a General Partner, Managing Director, and Director of Alex Brown & Sons.

Atam Lalchandani has served as a member of the Company's Board of Directors since May 2000. He currently serves on the boards of @Comm Corporation (formerly Xiox Corporation), a telecom product services company; Harmony Foods, a candy and snack foods company; and NetResults, an early stage business-to-business software company. From 1990 to 1992, Mr. Lalchandani served initially as Chief Financial Officer and later as Chief Executive Officer for Objectivity, a database software company. He was part of the financial management at National Semiconductor Corporation starting in 1977, progressing to Chief Financial and Administrative Officer for a subsidiary, National Advanced Systems. During 1990 he was the Chief Financial Officer of Oracle Corporation's domestic operations.


Jeffrey A. Bowden has served as a member of the Company's Board of Directors since December 2000. He is Executive Vice President, Strategic Integration, of Pacific Century CyberWorks. From 1994 to 1996, he served as Corporate Strategy and Assurance and Vice President, Merger Integration, at the NYNEX Corporation, where he led the company's merger integration with Bell Atlantic. Mr. Bowden has served twice as a Vice President and Director of the Boston Consulting Group Inc. ("BCG") from 1998 to 1994 and from 1998 to 2000. BCG is one of the world's leading business international strategic management consulting companies. Mr. Bowden was co-head of the firm's North America Technology and Communications Practice, directing the Group's client relationships with North America's leading communications and data services providers.


Executive Officers of the Registrant

The executive officers and certain other key employees of the Company are listed below:

Name                        Age                    Positions
--------------------------  ---  ---------------------------------------------

Garrett J. Girvan.........   55  Chief Executive Officer


Steven M. Harris..........   46  Senior Vice President, Secretary, and General
                                 Counsel

Carol Sorrick.............   44  President, Intelligent Communications, Inc.

Jonathan B. Marx..........   49  President, ISP Channel, Inc.


Garrett  J.  Girvan's   background  is  summarized   under   "Directors  of  the
Registrant".


Steven M. Harris has served as the Company's Senior Vice President, Secretary and General Counsel since August 1998. He was promoted from Vice President to Senior Vice President on February 8, 2000. Prior to joining the Company, Mr. Harris worked at Pacific Telesis Group, most recently as Vice President-of Broadband Services, where he was responsible for external affairs and policy planning for video services and broadband networks. Previously, he was Executive Director of Regulatory Planning and Policy for Pacific Bell with responsibility for federal and state regulatory policies relating to competition, corporate structure, interconnection, privacy and new technologies. He began with Pacific Telesis Group in 1983 as Executive Director of Regulatory Relations, in Washington, D.C. Mr. Harris was Commissioner's Assistant and Special Assistant to the General Counsel at the Federal Communications Commission and was previously in private practice.

Carol Sorrick has served as President of Intelligent Communications, a subsidiary of the Company, since August 1999. Prior to joining the Company, she was Vice President of Marketing for Centigram Communications. From September 1997 to May 1998, she was Vice President of International Marketing for Unisys Corporation. From October 1979 to August 1997 she served in various capacities at Pacific Bell, including Vice President of Marketing.

Jonathan B. Marx has served as President of ISP Channel, a subsidiary of the Company, since March 1999. Prior to joining the Company, he served as Vice President, Service Operations of TiVo, Inc. From 1996-1997, he was Vice President, Strategy and Business Development for the Smart Yellow Pages division of Pacific Bell Directory, Inc. From 1982 to 1996, he served in various capacities at the Cable Division of Viacom Inc., including Senior Vice President and Vice President, Operations.

Item 11.  Executive Compensation

The following table sets forth information for the last three years ended September 30, 2000 concerning compensation paid or accrued by the Company to (i) the Chief Executive Officer of the Company as of September 30, 2000 and (ii) the four other most highly compensated executive officers of the Company whose total annual salary and incentive compensation for the year ended September 30, 2000 exceeded $100,000 (collectively, the "Named Officers").

                                                                                                         Long-Term
                                                                                                        Compensation
                                                                   Annual Compensation                     Awards
                                                     -------------------------------------------------  -----------
                                                                                         Other Annual     Securities
                                                     Fiscal    Salary ($)    Bonus ($)   Compensation     Underlying
Name and Principal Position in Fiscal Year 2000                                               ($)        Options (#)
-----------------------------------------------      ------   -----------  -----------  -------------- -------------
Lawrence B. Brilliant (1)                             2000    $   372,115  $   192,500  $       7,200  $      450,000
Chairman and Chief Executive Officer                  1999        322,523      150,000          6,600         355,000
                                                      1998        128,396            -              -         200,000


Garrett J. Girvan (2)                                 2000    $   297,115  $   121,000  $       7,200  $      225,000
Chief Operating Officer                               1999        253,458       75,000          7,200         165,000
                                                      1998         89,623            -              -          75,000


Steven M. Harris (3)                                  2000    $   203,654  $    77,000  $           -  $       75,000
General Counsel and Secretary                         1999        175,000       25,000              -         120,000
                                                      1998         22,212            -              -               -


Jonathan B. Marx                                      2000    $   206,279  $    77,000  $       5,250  $       25,000
President, ISP Channel, Inc.                          1999        124,327            -          3,750               -
                                                      1998              -            -              -               -

Carol Sorrick                                         2000    $   190,961  $    25,000  $           -  $       50,000
President, Intelligent Communications, Inc.           1999         20,769            -              -               -
                                                      1998              -            -              -               -


(1) Dr. Brilliant's annual salary increased effective January 1, 2000 from $350,000 to $375,000. Dr. Brilliant resigned as Chief Executive Officer of the Company effective December 4, 2000.
(2) Mr. Girvan's annual salary was increased effective January 1, 2000 from $275,000 to $300,000. Mr. Girvan was appointed Chief Executive Officer of the Company on December 4, 2000.
(3) Mr. Harris' annual salary was increased effective January 1, 2000 from $175,000 to $210,000.

Stock Option Information

Option Grants in Fiscal 2000. The following table sets forth information with respect to stock options granted by the Company to the Named Officers during Fiscal 2000. No stock appreciation rights were granted in Fiscal 2000.

                                                    Individual Grants
                                  ------------------------------------------------------
                                  ------------- -------------- ------------ ------------
                                   Number of     Percent of     Exercise    Expiration    Potential Realizable Value
                                                    Total                                 at Assumed Annual Rates of
                                   Securities      Options                                 Stock Price Appreciation
                                   Underlying    Granted to      or Base                             for
                                    Options     Employees in      Price                         Option Term(5)
                                                                                                --------------
                                                   Fiscal
              Name                Granted(#)(1)   Year(2)      ($/Sh) (3)     Date(4)        5%($)         10%($)
                                  -------------   --------     ----------     -------        -----         ------

Lawrence B. Brilliant ........          50,000        1.02%         $44.50    2/9/10     $  1,399,291   $   3,546,077
                                       400,000        8.18%         $25.25    1/3/10     $  6,351,836   $  16,096,799

Garrett J. Girvan ............          50,000        1.02%         $44.50    2/9/10     $  1,399,291   $   3,546,077
                                       175,000        3.58%         $25.25    1/3/10     $  2,778,928   $   7,042,349

Steven M. Harris..............          50,000        1.02%         $16.00    4/13/10    $    503,116   $   1,274,994
                                        10,000        0.20%         $44.50    2/9/10     $    279,858   $     709,215
                                        15,000        0.31%         $25.25    1/3/10     $    238,194   $     603,630

Jonathan B. Marx..............          10,000        0.20%         $44.50    2/9/10     $    279,858   $     709,215
                                        15,000        0.31%         $25.25    1/3/10     $    238,194   $     603,630

Carol Sorrick.................          35,000        0.72%         $44.50    2/9/10     $    979,503   $   2,482,254
                                        15,000        0.31%         $25.25    1/3/10     $    238,194   $     603,630

(1) Options granted under the 1995 Long-Term Incentive Plan generally become exercisable at a rate of one-third of the shares of common stock underlying to the option at the end of each year until fully vested or the employee leaves the Company. Options granted under the 1998 Stock Incentive Plan generally become exercisable for 25% of the option shares upon completion of one (1) year of service measured from the grant date and for the balance of the option shares in a series of 36 successive equal monthly installments over the three (3) year period of service thereafter.
(2) The Company granted options to employees to purchase 4,890,500 shares of common stock for the year ended September 30, 2000.
(3) The exercise price may be paid in (a) cash, (b) shares of common stock held for the requisite period to avoid a charge to the Company's earnings for financial reporting purposes, (c) through a same-day sale program or (d) subject to the discretion of the Plan Administrator, by delivery of a full-recourse, secured promissory note payable to the Company. Numbers are rounded to the nearest tenth.
(4)  The term of the options is typically 10 years.
(5) Potential realizable value is based on the assumption that the price of the common stock underlying the option appreciates at the annual rate shown, compounded annually from the date of grant until the end of the option term. The values are calculated in accordance with rules promulgated by the SEC and do not reflect the Company's estimate of future stock appreciation.

Aggregated Year-End Option Values. The following table sets forth certain information concerning the number of options exercised by the Named Officers during the year ended September 30, 2000, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Officers as of September 30, 2000. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of the Company's common stock as of September 30, 2000 ($5.97).

                                                                Number of Securities
                                                               Underlying Unexercised         Value of Unexercised
                                                                      Options at             in-the-Money Options at
                                   Shares                       September 30, 1999(#)         September 30, 1999($)
                                Acquired on       Value       ---------------------------  ---------------------------
Name                            Exercise (#)   Realized ($)   Exercisable   Unexercisable  Exercisable   Unexercisable
-----------------------------   ------------   ------------   -----------   -------------  -----------   -------------
Lawrence B. Brilliant........         15,818   $    316,926       166,786          721,564  $        -   $           -

Garrett J. Girvan............         50,000   $    128,125        59,895          355,105  $        -   $           -

Steven M. Harris.............              -   $          -        50,623          144,377  $        -   $           -

Jonathan B. Marx.............              -   $          -        26,378           88,622  $        -   $           -

Carol Sorrick................              -   $          -        13,541           86,459  $        -   $           -

Director Compensation

Members of the Board of Directors, who are not employees of the Company or of a subsidiary of the Company, are each paid a monthly retainer fee of $1,000 in connection with their attendance and participation at Board meetings. Mr. Simon is paid an additional $1,500 per month for his services as Vice Chairman of the Board. In addition, Board members are reimbursed for certain reasonable expenses incurred in attending Board or committee meetings.

Upon joining the Board, each non-employee Board member also receives a purchase option grant for shares of common stock under the 1998 Plan. In addition, existing non-employee directors will each receive options to purchase 20,000 shares of common stock at the annual stockholders meeting to be held during 2001 and additional options to purchase 20,000 shares of common stock at each third Annual Stockholders Meeting thereafter if such person continues to be a director.


Members of the Board of Directors, who are employees or officers of the Company, or of a subsidiary of the Company, do not receive any extra compensation for serving on the Board of Directors.


A description of other transactions between directors and the Company is set forth below in "Certain Relationships and Related Transactions".

Employment and Change of Control Agreements

On April 7, 1998, the Company entered into an employment agreement with Lawrence
B. Brilliant, a director of the Company, pursuant to which Dr. Brilliant was appointed Vice Chairman of the Board, President and Chief Executive Officer of the Company for a term of three years. Under the terms of this employment agreement, Dr. Brilliant was granted an annual salary of $250,000 per year plus such bonuses as the Compensation Committee may establish from time to time. Concurrently with the signing of this employment agreement, Dr. Brilliant received a Non-Qualified Stock Option to purchase from the Company a total of 125,000 shares of common stock under the terms of the Long Term Incentive Plan.

Dr. Brilliant resigned as Chief Executive Officer of the Company effective December 4, 2000, and as Chairman of the Board of Directors effective December 17, 2000. In January 2001, the Company and Dr. Brilliant entered into a "Separation and Release Agreement". Under the terms of the Separation and Release Agreement, Dr. Brilliant received a one time cash payment of $892,831 (minus withholding taxes). In addition, Dr. Brilliant will receive an annual payment of $10,000, payable in accordance with the Company's normal payroll cycles and remain eligible for medical, dental, vision and life insurance coverage under the Company's insurance plans until December 31, 2002. All stock options granted to Dr. Brilliant ceased vesting as of December 4, 2000, and Dr. Brilliant is entitled to exercise vested stock options through March 5, 2001.


Under the Company's 1998 Stock Incentive Plan, in the event that the Company is acquired by merger or sale of substantially all of its assets, each outstanding option or other award under either the 1998 Stock Incentive Plan will immediately vest, except to the extent the Company's obligations under that option or award assumed by the successor corporation or such successor corporation substitutes an award with substantially the same economic value.

Under the options issued pursuant to the Company's Amended 1995 Long-Term Incentive Plan, which were incorporated into the 1998 Stock Incentive Plan, upon an acquisition of the Company pursuant to a merger or asset sale, the option will, at the discretion of the Stock Option Committee, either be assumed by any successor entity, with or without accelerated vesting of the option shares, or terminate upon the acquisition following a thirty (30)-day period during which the option will be exercisable in full on an accelerated basis.

In the event of a change of control, (1) each employee of the Company would be credited with 12 months of service in addition to their actual time of service for purposes of option vesting, (2) in the event an employee or director is terminated without cause or is removed as a director within 12 months of a change of control, all of the options granted to such employee or director, whether granted under the Company's stock option plans or otherwise, will automatically vest, (3) in the event an executive officer (other than the Chief Executive Officer) or certain key employees are terminated without cause within 12 months of a change of control, such executive officer or key employee will be entitled to a lump sum payment equal to 1.5 times the sum of his or her salary prior to such termination and his or her last annual bonus, and (4) in the event the Chief Executive Officer is terminated without cause within 12 months of a change of control, such Chief Executive Officer will be entitled to a lump sum payment equal to 2 times the sum of his or her salary prior to such termination and his or her last annual bonus.

Indemnification of Directors and Limitation of Liability

The Company's Bylaws provide that the Company may indemnify its directors, officers and other employees and agents to the fullest extent permitted by law. The Company has also entered into agreements to indemnify its directors and executive officers, in addition to the indemnification provided for in the Company's Bylaws. The Company believes that these provisions and agreements are necessary to attract and retain qualified directors and executive officers. At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding that might result in a claim for such indemnification. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


The following table sets forth certain information known to the Company regarding beneficial ownership of the common stock as of November 30, 2000 by
(i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the common stock, (ii) each current director of the Company, (iii) the Chief Executive Officer and each of the Named Officers and (iv) all executive officers and directors of the Company as a group. All shares are subject to the named person's sole voting and investment power except where otherwise indicated.

Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock, which are issued and outstanding are deemed to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock which are issuable upon exercise of options or warrants are deemed to be issued and outstanding and beneficially owned by any person who has or shares voting or investment power over such shares only if the options or warrants in question are exercisable within 60 days of November 30, 2000 and, in any event, solely for purposes of calculating that person's percentage ownership of the Company's common stock
(and not for purposes of calculating the percentage ownership of any other person).

The number of shares of common stock deemed outstanding and used in the denominator for determining percentage ownership for each person equals (i) 26,650,555 shares of common stock outstanding as of November 30, 2000 plus (ii) such number of shares of common stock as are issuable pursuant to options, warrants or convertible securities held by that person (and excluding options held by other persons) which may be exercised within 60 days of November 30, 2000.
                                                     Number of    Percentage of
                                                   Common Stock    Outstanding
                                                      Shares          Shares
                                                   Beneficially   Beneficially
     Name of Beneficial Owner                          Owned          Owned
     -------------------------------------         -------------- --------------
     Executive Officers and Directors:
        Lawrence B. Brilliant (1)                         456,093          1.7
        Garrett J. Girvan (2)                             174,061          *
        Steven M. Harris (3)                               78,707          *
        Ronald I. Simon (4)                                56,374          *
        Edward A. Bennett (5)                             132,395          *
        George C. Chan (6)                                 20,000          -
        Robert C. Harris, Jr.  (7)                         82,292          -
        Jeffrey A. Bowden (6)                              20,000          -
        Atam Lalchandani (8)                               95,326          *
        Jonathan Marx (9)                                  35,681          -
        Carol Sorrick (10)                                 21,458          -
        As a Group (twelve):                            1,172,387          4.4

     5% Owners:
        Pacific Century CyberWorks Limited              5,000,000         18.8
        Mediacom LLC                                    3,500,000         13.1

        *    Less than 1%

(1) Includes 292,202 shares issuable pursuant to options exercisable within 60 days of November 30, 2000. Mr. Brilliant resigned as Chairman of the Board and Chief Executive Officer in December 2000.
(2) Includes 114,061 shares issuable pursuant to options exercisable within 60 days of November 30, 2000.
(3) Includes 62,707 shares issuable pursuant to options exercisable within 60 days of November 30, 2000.
(4) Includes 31,416 shares issuable pursuant to options exercisable within 60 days of November 30, 2000.
(5) Includes 117,395 shares issuable pursuant to options exercisable within 60 days of November 30, 2000.
(6) Messrs. Chan and Bowden received options to purchase 20,000 shares of common stock effective upon their election as directors, under the automatic option grant program of the 1998 Plan. The options are immediately exercisable for restricted shares of common stock that are subject to certain repurchase rights by the Company.
(7) Includes 82,292 shares issuable pursuant to options exercisable within 60 days of November 30, 2000.
(8) Includes 30,000 shares issuable pursuant to options exercisable within 60 days of November 30, 2000.
(9) Includes 35,681 shares issuable pursuant to options exercisable within 60 days of November 30, 2000.
(10) Includes 21,458 shares issuable pursuant to options exercisable within 60 days of November 30, 2000.

Item 13.  Certain Relationships and Related Transactions

Mediacom, LLC

The Company's wholly-owned subsidiary, ISP Channel, Inc., has an Affiliate Agreement with Medicom, LLC, a more than five percent stockholder of the Company. Mediacom received the shares of the Company's common stock owned by it in connection with, and as an inducement to enter into and perform under, the Affiliate Agreement. The Affiliate Agreement grants ISP Channel the exclusive right to provide Internet access and related services over Mediacom's cable infrastructure for the next seven years and provides for a revenue split between ISP Channel and Mediacom. As a result of this transaction, Mediacom has the right to nominate members to the Board of Directors in proportion to its ownership interest of the common stock, and has the right to nominate at least one member to the Board of Directors if Mediacom owns more than 5% of the outstanding common stock.

Strategic Investments


The Company's wholly-owned subsidiary, SoftNet Ventures, Inc, has made strategic investments of $250,000 each in YourDay.com, Inc. and YourStuff.com, Inc., which represents less than 5% of the voting power of each company. Edward A. Bennett, a director of the Company, served on the Board of Directors of both YourDay.com and YourStuff.com at the time of the investment. For the year ended September 30, 2000, YourDay.com was purchased by deltathree.com, Inc. and YourStuff was purchased by SenseNet, Inc.


Investment Banking Services

Robert Harris, Jr., a director of the Company, is a senior managing director of Bear, Stearns & Co., Inc., which, from time to time, provides the Company with investment banking services. For the year ended September 30, 2000, the Company paid to Bear, Stearns & Co. for such services approximately $522,000.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any person holding more than ten percent of the common stock are required to report their ownership of common stock and any changes in that ownership to the Commission and any exchange or quotation system on which the common stock is listed or quoted. Specific due dates for these reports have been established and the Company is required to report in this proxy statement any failure to file by these dates. For the year ended September 30, 2000, to the knowledge of the Company, all of these filings were satisfied by its directors and officers. In making this statement, the Company has relied on the written representations of its directors and officers and copies of the reports they have filed with the Commission. For the year ended September 30, 2000, the Company did not have any ten percent stockholders.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  Financial Statements and Exhibits:

(1) Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

                                                                            Page
                                                                            ----
Report of Independent Auditors KPMG LLP ..................................   33
Report of Independent Accountants PricewaterhouseCoopers LLP .............   34
Consolidated Balance Sheets as of September 30, 2000 and 1999 ............   35
Consolidated Statements of Operations for the three years
   ended September 30, 2000 ..............................................   36
Consolidated Statements of Stockholders' Equity (Deficit) for
   the three years ended September 30, 2000 ..............................   37
Consolidated Statements of Cash Flows for the three years
   ended September 30, 2000 ..............................................   38
Notes to Consolidated Financial Statements ............................   39-58


(2) Financial Statement Schedule. The following schedules for the three years ended September 30, 1999 are submitted herewith:

Schedule II - Valuation and Qualifying Accounts...........................   71

All other schedules are omitted due to the required information is not applicable or is shown in the financial statements or notes thereto.

(3)  Exhibits.  See Index to Exhibits  included in this Form 10-K on pages 68 to
69.

(b)  Reports on Form 8-K:

Current report on Form 8-K filed with the Commission on August 25, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ Garrett J. Girvan
-----------------------
Garrett J. Girvan
Chief Executive Officer


/s/ Susan Dolce
-----------------------
Susan Dolce
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                           Date
-----------------------    --------------------------------   ------------------


                                Chairman of the Board of
/s/ Garrett J. Girvan                  Directors
-----------------------          Chief Executive Officer        January 16, 2001
Garrett J. Girvan



/s/ Ronald I. Simon          Vice Chairman of the Board of
-----------------------                Directors                January 16, 2001
Ronald I. Simon


/s/ Edward A. Bennett
-----------------------
Edward A. Bennett                      Director                 January 16, 2001


/s/ George C. Chan
-----------------------
George C. Chan                         Director                 January 16, 2001


/s/ Robert C. Harris, J
-----------------------
Robert C. Harris, Jr.                  Director                 January 16, 2001


/s/ Atam Lalchandani
-----------------------
Atam Lalchandani                       Director                 January 16, 2001


/s/ Jeffrey A. Bowden
-----------------------
Jeffrey A. Bowden                      Director                 January 16, 2001

                     SoftNet Systems, Inc. and Subsidiaries
                                Index to Exhibits
                                  Item 14(a)(3)
 Exhibit
   No.                   Description of Document
--------  ----------------------------------------------------------------------

   2.1 Agreement and Plan of Merger by and among SoftNet Systems, Inc., a Delaware corporation, SSI Merger Sub, Inc., a Washington corporation and a wholly-owned subsidiary of SoftNet, Laptop Lane Limited, a Washington corporation, and R. Bruce Merrell and M. Grant Sharp. Incorporated by reference to the Company's Current Report on Form 8-K, dated May 9, 2000.

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

   10.4 $660,000 principal amount of Micrographic Technology Corporation 6% Convertible Subordinated Secured Debentures due 2002 to R.C.W. Mauran. Incorporated by reference to exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

   10.5 Securities Purchase Agreement dated as of January 12, 1999, by and among the Company and the Buyers listed therein. Incorporated by reference to exhibit 10.38 to the Company's Current Report on Form 8-K, dated January 26, 1999.

   10.6 Registration Rights Agreement dated as of January 12, 1999 by and among the Company and the Buyers listed therein. Incorporated by reference to the Company's Current Report on Form 8-K dated January 26, 1999.

   10.7 Form of Warrant to purchase shares of Common Stock, dated as of January 12, 1999, issued by the Company to each of the Buyers listed therein. Incorporation by reference to the Company's Current Report on Form 8-K dated January 26, 1999.

   10.8 Stock Purchase Agreement dated April 12, 1999 between SoftNet Systems, Inc. and Hector R. Gonzalez. Incorporated by reference to the Company's Current Report on Form 8-K, dated April 27, 1999.

   10.9 Registration Rights Agreement dated April 12, 1999 between SoftNet Systems, Inc. and Hector R. Gonzales. Incorporated by reference to the Company's Current Report on Form 8-K, dated April 27, 1999.

 Exhibit
   No.                   Description of Document
--------  ----------------------------------------------------------------------

   10.10 Stock Purchase Agreement by and between SoftNet Systems, Inc and Pacific Century Cyberworks Limited, dated October 12, 1999. Incorporated by reference to the Company's Form 8-K, dated October 21, 1999.

   10.11 Stock Purchase Agreement by and between SoftNet Systems, Inc. and Mediacom, LLC, dated November 4, 1999. Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1999.


   10.12 Registration Rights Agreement by and between SoftNet Systems, Inc. and Mediacom, LLC, dated November 4, 1999. Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1999.

   10.13 Stockholder Agreement by and between SoftNet Systems, Inc, and Mediacom, LLC, date November 4, 1999. Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1999.

   10.14 Letter confirming employment of Dr. Lawrence B. Brilliant, dated April 7, 1998. Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.


   10.15 Separation and Release Agreement by and between SoftNet Systems, Inc. and Dr. Lawrence B. Brilliant


   21     Subsidiaries

   23.1   Consent of KPMG LLP

   23.2   Consent of PricewaterhouseCoopers LLP

   27     Financial Data Schedule



                     SoftNet Systems, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                                 (In thousands)

                                                                          Charged to
                                           Balance at      Charged to        Other
                                          Beginning of     Costs and       Accounts      Deductions      Balance at
              Description                    Period         Expenses       Describe       Describe     End of Period
--------------------------------------    -------------  --------------  -------------- -------------- --------------
Allowance for Doubtful Accounts:
   Year ended September 30, 2000......    $          28  $          233  $         -    $       193 (b)$           68
   Year ended September 30, 1999......                -              31          313 (a)        316 (b)            28
   Year ended September 30, 1998......                -               -            -              -                 -

Valuation Allowance on Deferred Tax
   Asset:
   Year ended September 30, 2000......    $      22,465  $      (14,218) $         -    $         -     $       8,247
   Year ended September 30, 1999......            7,277          15,188            -              -            22,465
   Year ended September 30, 1998......            3,158           4,119            -              -             7,277

Reserves in Connection with
   Discontinued Operations:
   Year ended September 30, 2000:
     Estimated losses through closure.    $           -  $       22,692  $         -    $         -    $       22,692
     Asset write downs................                -          89,234            -         82,805 (c)         6,429
     Contract terminations............                -          16,143            -              -            16,143
     Retention and severance..........                -          10,318            -              -            10,318
     Other............................                -           1,013            -              -             1,013
                                          -------------  --------------  -----------    -----------    --------------

                                          $           -  $      139,400  $         -    $    82,805    $       56,595
                                          =============  ==============  ===========    ===========    ==============

(a) Reserve acquired related to Intelligent Communications, Inc. acquisition.
(b) Amounts written off, net of recoveries.
(c) Net assets associated with discontinued operations written off.
