Form 10-Q
period 2000-12-31
SOFTNET SYSTEMS INC
filed 2001-02-20
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                   Class                     Outstanding at January 31, 2001
      -------------------------------        -------------------------------
       Common stock, $0.01 par value                     26,283,907

                     SoftNet Systems, Inc. and Subsidiaries
                                      Index
                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of December 31,
           2000 and September 30, 2000......................................  2

         Condensed Consolidated Statements of Operations for the three months ended December 31, 2000 and 1999..........................  3

         Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and 1999..........................  4

         Notes to Condensed Consolidated Financial Statements...............  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  9

Item 3   Quantitative and Qualitative Disclosures About Market Risk......... 13

PART II- OTHER INFORMATION

Item 1   Legal Proceedings.................................................. 14

Item 2   Changes in Securities.............................................. 14

Item 3   Defaults Upon Senior Securities.................................... 14

Item 4   Submission of Matters to a Vote of Security Holders................ 14

Item 5   Other Information.................................................. 15

Item 6   Exhibits and Reports on Form 8-K................................... 24

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                     SoftNet Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                       December 31,    September 30,
                                                                                           2000            2000
                                                                                           ----            ----

                                       ASSETS

Current assets:
   Cash and cash equivalents......................................................    $       20,197  $        44,731
   Short-term investments, available for sale.....................................           108,493          127,421
   Accounts receivable, net of allowance for doubtful accounts of $119 and $68,
     respectively.................................................................             2,597            2,558
   Notes receivable...............................................................             2,000            2,100
   Inventory......................................................................             6,071            4,128
   Other current assets...........................................................               721            1,272
                                                                                      --------------  ---------------

Total current assets..............................................................           140,079          182,210

Restricted cash...................................................................             1,501            1,492
Property and equipment, net of accumulated depreciation of $1,557 and $1,172,
   respectively...................................................................             5,009            4,679
Intangibles, net of accumulated amortization of $4,403 and $3,828, respectively...            11,682           12,257
Accounts receivable, non current portion..........................................             2,966            3,409
Long-term equity investments......................................................             7,845            7,716
Other assets......................................................................               320              543
                                                                                      --------------  ---------------

                                                                                      $      169,402  $       212,306
                                                                                      ==============  ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................................    $        5,511  $         3,530
   Net liabilities associated with discontinued operations........................            28,362           56,595
   Other accrued expenses.........................................................             7,494            6,002
   Current portion of long-term debt..............................................             2,161            2,161
                                                                                      --------------  ---------------

Total current liabilities.........................................................            43,528           68,288

Long-term debt, net of current portion............................................             1,444            2,104
Business acquisition liability...................................................             2,000            2,000
                                                                                      --------------  ---------------

Total liabilities.................................................................            46,972           72,392
                                                                                      --------------  ---------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,970,000 shares designated, no shares issued
     and outstanding..............................................................                 -                -
   Common stock, $0.01 par value, 100,000,000 shares authorized; 28,531,615 and
     28,523,474 shares issued, 26,241,115 and 28,113,974 shares outstanding,
     respectively.................................................................               264              264
   Additional-paid-in capital.....................................................           499,537          503,802
   Deferred stock compensation....................................................           (23,917)         (28,577)
   Accumulated other comprehensive loss...........................................            (2,663)            (696)
   Accumulated deficit............................................................          (341,654)        (332,600)
   Treasury stock, at cost, 2,290,500 and 409,500 shares, respectively............            (9,137)          (2,279)
                                                                                      --------------  ---------------

Total stockholders' equity........................................................           122,430          139,914
                                                                                      --------------  ---------------

                                                                                      $      169,402  $       212,306
                                                                                      ==============  ===============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                      Three Months Ended December 31,
                                                                                      --------------- ----------------
                                                                                           2000            1999
                                                                                           ----            ----

Net sales.........................................................................    $        1,395  $           319
Cost of sales.....................................................................             1,346              638
                                                                                      --------------  ---------------

   Gross profit (loss)............................................................                49             (319)
                                                                                      --------------  ---------------

Operating expenses:
   Selling and marketing, exclusive of non-cash compensation expense of $0 and $90,
     respectively.................................................................             1,175            1,095
   Engineering, exclusive of non-cash compensation expense of $44 and $108,
     respectively.................................................................             1,726              587
   General and administrative, exclusive of non-cash compensation expense (benefit)
     of $(333) and $3,816, respectively...........................................             3,518            2,543
   Depreciation...................................................................               385              178
   Amortization...................................................................               575              574
   Non-cash compensation expense (benefit) related to stock options...............              (289)           4,014
   Restructuring expense..........................................................             3,900                -
                                                                                      --------------  ---------------

Total operating expenses..........................................................            10,990            8,991
                                                                                      --------------  ---------------

Loss from continuing operations before other income (expense), income taxes and
   discontinued operations........................................................           (10,941)          (9,310)

Other income (expense):
   Interest income................................................................             2,649            2,142
   Interest expense...............................................................               (48)            (207)
   Equity in net losses of investee companies.....................................              (374)               -
   Other expense, net.............................................................              (340)              (9)
                                                                                      --------------  ---------------

Loss from continuing operations before income taxes and discontinued operations,
   net of tax.....................................................................            (9,054)          (7,384)

Provision for income taxes........................................................                 -                -
                                                                                      --------------  ---------------

Loss from continuing operations...................................................            (9,054)          (7,384)

Loss from discontinued operations, net of tax.....................................                 -          (13,234)
                                                                                      --------------  ---------------

Net loss applicable to common shares..............................................    $       (9,054) $       (20,618)
                                                                                      ==============  ===============

Basic and diluted loss per common share:
   Loss from continuing operations applicable to common shares....................    $        (0.36) $        (0.39)
   Discontinued operations........................................................                 -           (0.69)
                                                                                      --------------  --------------
   Net loss applicable to common shares...........................................    $        (0.36) $        (1.08)
                                                                                      ==============  ==============

Shares used to compute basic and diluted loss per common share....................            24,997          19,164
                                                                                      ==============  ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Months Ended December 31,
                                                                                      --------------- ----------------
                                                                                           2000            1999
                                                                                           ----            ----

Cash flows from operating activities:
   Net loss.......................................................................    $       (9,054) $       (20,618)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss from discontinued operations............................................                 -           13,234
     Depreciation and amortization................................................               960              752
     Amortization of deferred stock compensation expense (benefit)................              (289)           4,014
     Amortization of deferred debt issuance costs.................................                 7               36
     Provision for doubtful accounts..............................................                51               10
     Provision for inventory losses...............................................                87                -
     Equity in net losses of long-term equity investment..........................               374                -
     Loss on disposition of long-term equity investment...........................                18                -
     Loss on disposition of short-term investment.................................                 1                -
     Changes in operating assets and liabilities (net of effect of acquisitions and discontinued operations):
       Decrease (increase) in accounts receivable, net............................               353              (63)
       Increase in inventory......................................................            (2,030)             (75)
       Decrease (increase) in other current assets................................               540             (376)
       Decrease in other assets...................................................                 7               22
       Increase (decrease) in accounts payable and accrued expenses...............             3,453           (3,476)
                                                                                      --------------  ---------------
Net cash used in operating activities of continuing operations....................            (5,522)          (6,540)
Net cash used in operating activities of discontinued operations..................           (22,734)         (12,489)
                                                                                      --------------  ---------------
Net cash used in operating activities.............................................           (28,256)          19,029
                                                                                      --------------  ---------------
Cash flows from investing activities:
   Proceeds from maturities and sales (payment for purchases) of short-term
     investments, net.............................................................            17,194          (23,948)
   Payments for purchase of equity investments....................................              (783)               -
   Payment for purchase of property and equipment.................................              (715)            (739)
   Disbursement for promissory notes issued.......................................                 -           (3,000)
   Payment received on note receivable............................................                 -            1,000
                                                                                      --------------  ---------------
Net cash provided by (used in) investing activities of continuing operations......            15,696          (26,687)
Net cash used in investing activities of discontinued operations..................            (2,806)          (1,665)
                                                                                      --------------  ---------------
Net cash provided by (used in) investing activities...............................            12,890          (28,352)
                                                                                      --------------  ---------------

Cash flows from financing activities:
   Proceeds from sale of common stock, net of selling costs.......................                 -          128,750
   Proceeds from exercise of warrants.............................................                 -              280
   Proceeds from exercise of options..............................................                 -              826
   Payment for purchase of treasury stock.........................................            (6,858)               -
   Principal payments of long-term debt...........................................              (660)             (70)
                                                                                      --------------  ---------------
Net cash provided by (used in) financing activities of continuing operations......            (7,518)         129,926
Net cash provided by (used in) financing activities of discontinued operations....            (1,678)           2,307
                                                                                      --------------  ---------------
Net cash provided by (used in) financing activities...............................            (9,196)         132,233
Foreign exchange effect on cash and cash equivalents..............................                28                -
                                                                                      --------------  ---------------
Net increase (decrease) in cash and cash equivalents..............................           (24,534)          84,852
Cash and cash equivalents, beginning of period....................................            44,731           89,499
                                                                                      --------------  ---------------
Cash and cash equivalents, end of period..........................................    $       20,197  $       174,351


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments, except as otherwise noted) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows as of and for the interim periods ended December 31, 2000 and 1999.

SoftNet Systems, Inc.'s annual report on Form 10-K for the fiscal year ended September 30, 2000, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2000 was derived from SoftNet Systems, Inc. and Subsidiaries (the "Company") audited consolidated financial statements.

The results of operations for the three months ended December 31, 2000 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements for the three months ended December 31, 1999 have been restated for the effects of the discontinued operations of the cable-based Internet services segment.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

2.       Discontinued Operations

Discontinued Operations of Aerzone Corporation ("Aerzone")

On December 19, 2000, the Company decided to discontinue the Aerzone, a Delaware corporation, business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The plan includes a reduction in personnel. The Company anticipates that it will sell Laptop Lane Limited ("Laptop Lane"), a part of the Aerzone business. Although it is difficult to predict the final results, the loss from discontinued operations includes management's estimates of costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets including Laptop Lane. The actual results could differ materially from these estimates. The assets and liabilities of such operations are reflected as net liabilities associated with discontinued operations of Aerzone on the consolidated balance sheets as of December 31, 2000 and September 30, 2000.

Net liabilities associated with discontinued operations of Aerzone at December 31, 2000 and September 30, 2000 are as follows (in thousands):

                                                   December 31,     September
                                                       2000         30, 2000
                                                  --------------  -------------
  Current assets...............................   $        1,047  $       1,851
  Property, plant and equipment, net...........            7,350          4,226
  Other assets.................................              257            241
                                                  --------------  -------------

  Total assets.................................   $        8,654  $       6,318
                                                  ==============  =============


  Current liabilities..........................   $       13,186  $      25,202
                                                  ==============  =============


  Net liabilities associated with
      discontinued operations..................   $       (4,532) $     (18,884)
                                                  ==============  =============


Discontinued Operations of ISP Channel, Inc.

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel, Inc. ("ISP Channel") subsidiary by December 31, 2000, because (1) consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. The operating results of ISP Channel have been segregated from continuing operations and are reported as loss from discontinued operations, net of tax on the consolidated statements of operations for the three months ended December 31, 2000. Although it is difficult to predict the final results, the loss from discontinued operations includes management's estimates of costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. The actual results could differ materially from these estimates. The assets and liabilities of such operations were reflected as net assets (liabilities) associated with discontinued operations of ISP Channel on the consolidated balance sheets as of December 31, 2000 and September 30, 2000.

Operating results of ISP Channel for the three months ended December 31, 1999 are as follows (in thousands):

        Revenues..................................    $         958
                                                      =============

        Loss before income taxes..................    $     (13,234)
        Provision for income taxes................                -
                                                      -------------

        Net loss..................................    $     (13,234)
                                                      ==============

Net assets (liabilities) associated with discontinued operations of ISP Channel at December 31, 2000 and September 30, 2000, are as follows (in thousands):

                                                    December 31,     September
                                                       2000         30, 2000
                                                  --------------  -------------
        Current assets..........................  $        2,717  $       4,170
        Property, plant and equipment, net......          10,884         12,890
        Other assets............................              91            222
                                                  --------------  -------------

        Total assets............................  $       13,692  $      17,282
                                                  ==============  =============


        Current liabilities.....................  $       31,887  $      47,237
        Long-term debt, net of current portion..           1,352          1,615
        Capital lease obligation, net of
           current portion......................           4,283          6,141
                                                  --------------  -------------

        Total liabilities.......................  $       37,522  $      54,993
                                                  ==============  =============

        Net assets (liabilities) associated
           with discontinued operations.........  $      (23,830) $     (37,711)
                                                  ==============  =============

3.       Restructuring Charge

The Company recognized a restructuring charge for the three months ended December 31, 2000 related to a plan to downsize its corporate headquarters staff. The charge in the amount of $3,900,000, which consists primarily of termination payments for affected employees, was recognized as restructuring expense and is reflected in other accrued expenses on the consolidated balance sheet as of December 31, 2000. No charges have been made against this accrual as of December 31, 2000.

4.       Cash, Cash Equivalents and Short-Term Investments

Cash equivalents consist of securities with maturities of three months or less at date of purchase. Short-term investments as of December 31, 2000, consist of $98,744,000 of debt securities that mature in less than one year, $1,522,000 of debt securities that mature in one to five years, and $8,227,000 of short-term equity securities. Cash and cash equivalents, and short-term investments consisted of the following as of December 31, 2000 (in thousands):

                                                                      Unrealized      Unrealized
                                                          Cost            gain           loss           Market
                                                      -------------  --------------  -------------  --------------
        Cash and cash equivalents:
           Cash...................................    $       8,010  $            -  $           -  $        8,010
           Municipal securities...................           11,787               -             (1)         11,786
           Money market funds.....................              401               -              -             401
                                                      -------------  --------------  -------------  --------------

                                                      $      20,198  $            -  $          (1) $       20,197
                                                      =============  ==============  ============== ==============

        Short-term investments:
           Municipal securities...................    $      63,032  $            -  $        (332) $       62,700
           US Treasury securities.................           26,576              18              -          26,594
           Foreign debt securities................           10,975               -             (3)         10,972
           Common and preferred stock.............           10,604               -         (2,377)          8,227
                                                      -------------  --------------  -------------  --------------

                                                      $     111,187  $           18  $      (2,712) $      108,493
                                                      =============   =============   ============   =============

5.        Long-Term Debt and Debt Issuance Costs

On November 15, 2000, the Company paid the remaining $660,000 and accrued interest related to the 6% Convertible Subordinated Secured Debentures.

Long-term debt is summarized as follows (in thousands):

                                                December 31,    September 30,
                                                    2000            2000
                                                    ----            ----

        Convertible subordinated debentures             1,444  $         2,104
        Promissory notes                                2,000            2,000
        Other                                             161              161
                                               --------------  ---------------

                                                        3,605            4,265
        Less current portion                           (2,161)          (2,161)
                                               --------------  ---------------

                                               $        1,444  $         2,104
                                               ==============  ===============

6.       Supplemental Cash Flow Information

The supplemental cash flow information is as follows (in thousands):

                                                                                      Three Months Ended December 31,
                                                                                           2000            1999
                                                                                           ----            ----


Cash paid during the year for:
   Interest.......................................................................    $           17  $          190
   Income taxes...................................................................                 -               -

Non-cash investing and financing activities:
   Value assigned to debt conversion feature......................................                 -              34
   Common stock issued for-
     Conversion of subordinated notes.............................................                 -           9,887
     Cable affiliate launch incentives............................................                 -           8,531
   Decrease in additional-paid-in capital associated with common stock options....            (4,265)           (157)
   Unrealized gain (loss) on short-term investments...............................            (1,995)             42

7.       Segment Information

The Company currently operates one business segment, satellite-based Internet services and VSAT equipment sales through its wholly owned subsidiary, Intellicom. Segment information for continuing operations is as follows (in thousands):

                                                                                Three Months Ended December 31,
                                                                                     2000             1999
                                                                                     ----             ----

        Net Sales:
           Satellite-based Internet services and VSAT equipment sales........   $         1,395  $          319
                                                                                ---------------  --------------

                                                                                $         1,395  $          319
                                                                                ===============  ==============

        Loss from continuing operations before income taxes:
           Satellite-based Internet services and VSAT equipment sales........   $        (4,199) $       (2,268)
           Corporate.........................................................            (3,131)         (3,028)
           Non-cash compensation (expense) benefit related to stock options..               289          (4,014)
           Restructuring expense.............................................            (3,900)              -
           Other income (expense), net.......................................             1,887           1,926
                                                                                ---------------  --------------

                                                                                $        (9,054) $       (7,384)
                                                                                ===============  ==============

8.          Subsequent Events

On February 16, 2001, the Company and ISP Channel entered into agreements with Mediacom LLC ("Mediacom"), which terminated Mediacom's affiliate relationship with ISP Channel. As part of these agreements Mediacom returned to the Company
1.3 million shares of the Company's common stock and released all obligations under the affiliate agreement with ISP Channel in return for certain equipment and cash payment from the Company. Pursuant to these agreements, neither the Company nor ISP Channel has any further material obligation to Mediacom.

On February 7, 2001, the Company offered to purchase for cash certain rights to the Company's common stock held by the former shareholders of Intelligent Communications, Inc. ("Intellicom") pursuant to the Company's acquisition of Intellicom in 1999. As of February 16, 2001, holders representing approximately 94% of these rights had accepted the Company's offer. As a result, the Company will pay these holders approximately $2.8 million and will reduce long-term debt and business acquisition liability by approximately $3.8 million plus interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results of SoftNet Systems, Inc. and its subsidiaries could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Operating Results" as set forth in the Company's annual report on Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this quarterly report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause our actual results for the year ended September 30, 2000, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by us, or on our behalf. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission and our Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

The Company currently conducts its continuing operations through its subsidiary, Intelligent Communications, Inc. ("Intellicom"), which provides two-way broadband satellite connectivity utilizing very small aperture terminal ("VSAT") technology to a wide variety of business customers.

Revenue for Intellicom consists primarily of (i) monthly service fees paid by users of the satellite service on a per VSAT basis, and (ii) VSAT-related equipment sales.

Cost of sales for Intellicom consists primarily of connectivity cost and costs of VSAT equipment sold. Intellicom's connectivity cost consists primarily of satellite transponder fees. Currently, Intellicom has transponder space on two satellites, GE-3 and SatMex 5, both of which provide coverage over the continental United States and beyond.

The Company reports operating expenses in several categories: (i) selling and marketing includes, in addition to the costs of selling and marketing the Company's services to end users, customer care, and content production; (ii) engineering, which includes the costs of maintaining and manning the network operations center, field engineering and information technology; and (iii) general and administrative costs. Also included in operating expenses are depreciation, amortization and compensation related to stock options. Amortization expense primarily consists of the periodic write off of developed technology acquired. Compensation related to stock options primarily relates to the amortization of deferred stock compensation expense from stock options granted between October 1998 and March 1999.

The results of operations for the three months ended December 31, 1999, have been restated for the effects of discontinued operations of ISP Channel, Inc. ("ISP Channel").

Results of Operations for the Three Months Ended December 31, 2000 compared to the Three Months Ended December 31, 1999

Net Sales. Consolidated net sales are attributable entirely to Intellicom, which increased $1,076,000, or 339%, to $1,395,000 for the three months ended December 31, 2000, as compared to $319,000 for the three months ended December 31, 1999, primarily as a result of VSAT equipment sales to Fujitsu ICL and providing VSAT satellite service to Tricom, S.A. Net sales from Intellicom's core business of satellite-based Internet services increased $453,000, or 219%, to $660,000 for the three months ended December 31, 2000, as compared to $207,000 for the three months ended December 31, 1999, primarily as a result of providing VSAT satellite service to Tricom, S.A. Equipment sales increased $463,000 to $506,000 for the three months ended December 31, 2000, as compared to $43,000 for the three months ended December 31, 1999, as a result of VSAT equipment sales to Fujitsu ICL. Other sources of sales increased $160,000 to $229,000 for the three months ended December 31, 2000, as compared to $69,000 for the three months ended December 31, 1999.

Cost of Sales. Consolidated cost of sales are attributable entirely to Intellicom, which increased $708,000, or 111%, to $1,346,000 for the three months ended December 31, 2000, as compared to $638,000 for the three months ended December 31, 1999, primarily as a result of VSAT equipment sales to Fujitsu ICL and the space segment leasing of a full transponder beginning on December 1, 1999, in preparation for providing satellite-based Internet services to existing and prospective customers. The largest component of Intellicom's cost of sales is transponder fees, which amounted to $914,000 for the three months ended December 31, 2000, as compared to $509,000 for the three months ended December 31, 1999. Another component of Intellicom's cost of sales are equipment costs, which amounted to $393,000 for the three months ended December 31, 2000, as compared to $26,000 for the three months ended December 31, 1999.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of non-cash compensation expense of $0 for 2000 and $90,000 for 1999) increased $80,000, or 7%, to $1,175,000 for the three months ended December 31, 2000, as compared to $1,095,000 for the three months ended December 31, 1999.

Intellicom's selling and marketing expenses increased $592,000, or 122%, to $1,078,000 for the three months ended December 31, 2000, as compared to $486,000 for the three months ended December 31, 1999, primarily as a result of the hiring Intellicom has done to staff these departments. The Company believes that these costs will remain relatively flat in the foreseeable future.

Corporate selling and marketing expenses decreased $512,000, or 84%, to $97,000 for the three months ended December 31, 2000, as compared to $609,000 for the three months ended December 31, 1999, primarily as a result of eliminating the new business development department. These costs are expected to decrease going forward as part of a corporate restructuring.

Engineering. Consolidated engineering expenses (exclusive of non-cash compensation expense of $44,000 for 2000 and $108,000 for 1999) increased $1,139,000, or 194%, to $1,726,000 for the three months ended December 31, 2000, as compared to $587,000 for the three months ended December 31, 1999.

Intellicom's engineering expenses increased $890,000 to $1,418,000 for the three months ended December 31, 2000, as compared to $528,000 for the three months ended December 31, 1999, primarily as a result of hiring Intellicom has done to staff these departments. The Company believes that these costs will remain relatively flat in the foreseeable future.

Corporate engineering expenses increased $249,000 to $308,000 for the three months ended December 31, 2000, as compared to $59,000 for the three months ended December 31, 1999, primarily as a result of personnel costs associated with the formation of a corporate technology department. These costs are expected to decrease going forward as part of a corporate restructuring, which included the elimination of the technology department.

General and Administrative. Consolidated general and administrative expenses (exclusive of non-cash compensation expense (benefit) of $(333,000) for 2000 and $3,816,000 for 1999) increased $975,000, or 38%, to $3,518,000 for the three months ended December 31, 2000, as compared to $2,543,000 for the three months ended December 31, 1999.

Intellicom's general and administrative expenses increased $617,000, or 226%, to $891,000 for the three months ended December 31, 2000, as compared to $274,000 for the three months ended December 31, 1999, primarily as a result of hiring Intellicom has done to staff these departments, and leasing an additional office facility in Livermore, California. The Company believes that these costs will remain relatively flat in the foreseeable future.

Corporate general and administrative expenses increased $358,000, or 16%, to $2,627,000 for the three months ended December 31, 2000, as compared to $2,269,000 for the three months ended December 31, 1999. The growth in corporate general and administrative expenses are a result of the hiring that corporate has done to staff its administrative, executive and finance departments to support both the continuing and discontinued operations. These costs are expected to decrease going forward as part of a corporate restructuring.

Depreciation and Amortization. Consolidated depreciation and amortization expenses increased $208,000, or 28%, to $960,000 for the three months ended December 31, 2000, as compared to $752,000 for the three months ended December 31, 1999.

Intellicom's depreciation and amortization expense increased $200,000, or 30%, to $861,000 for the three months ended December 31, 2000, as compared to $661,000 for the three months ended December 31, 1999, primarily as a result of increased depreciation related to office furniture and equipment for the network operations center. The Company believes depreciation expense will increase as Intellicom continues to expand its facilities, while amortization expense is expected to remain the same.

Corporate depreciation and amortization expense increased $8,000, or 10%, to $99,000 for the three months ended December 31, 2000, as compared to $91,000 for the three months ended December 31, 1999, primarily as a result of increased depreciation related to leasehold improvements and office furniture of its corporate offices.

Non-Cash Compensation Expense Related to Stock Options. The Company recognized a non-cash compensation benefit related to stock options of $289,000 for the three months ended December 31, 2000, as compared to non-cash compensation expense related to stock options of $4,014,000 for the three months ended December 31, 1999. For the three months ended December 31, 2000, non-cash compensation benefit related to stock options consisted of $289,000 related to employee stock options and no expense related to non-employee options, and for the three months ended December 31, 1999, non-cash compensation expense related to stock options consisted of $3,614,000 related to employee stock options and $400,000 related to non-employee options. Non-cash compensation expense related to stock options should continue to decrease or generate a benefit, as the Company continues to reduce its staff due its discontinued operations and corporate restructuring.

Restructuring Expense. The Company recognized a restructuring charge for the three months ended December 31, 2000 related to a plan to downsize its corporate headquarters staff. The charge in the amount of $3,900,000 was recognized as restructuring expense and consists primarily of termination payments for affected employees.

Interest Income. Consolidated interest income was $2,649,000 for the three months ended December 31, 2000, as compared to $2,142,000 for the three months ended December 31, 1999. This increase was primarily due to the increased cash, cash equivalent and short-term investment balances as a result of the sale of 5,000,000 common stock shares for $128,121,000 to Pacific Century CyberWorks Limited ("Pacific Century") on December 13, 1999.

Interest Expense. Consolidated interest expense decreased $159,000, or 77%, to $48,000 for the three months ended December 31, 2000, as compared to $207,000 for the three months ended December 31, 1999. This decrease is primarily due to the reduction of interest expense resulting from the conversion of the 9% senior subordinated convertible notes and the payment of the 6% subordinated convertible notes.

Other Expense, Net. Other expense was $714,000 for the three months ended December 31, 2000, as compared to other expense of $9,000 for the three months ended December 31, 1999. The increase is primarily due to the net equity losses related to the long-term equity investments for the three months ended December 31, 2000.

Income Taxes. The Company made no provision for income taxes for the three months ended December 31, 2000 and 1999, as a result of the Company's continuing losses.

Loss  from  Discontinued   Operations.   The  Company  recognized  a  loss  from
discontinued operations of ISP Channel $13,234,000 for the three months ended December 31, 1999.

Net Loss. The Company had a net loss applicable to common shares of $9,054,000, or a net loss per share of $0.36, for the three months ended December 31, 2000, as compared to a net loss applicable to common shares of $20,618,000, or a net loss per share of $1.08, for the three months ended December 31, 1999.

Liquidity and Capital Resources

Since September 1998, the Company has funded the significant negative cash flows from its operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. On April 28, 1999, the Company completed a secondary public offering (the "Secondary Offering"), in which it sold 4,600,000 common stock shares at $33.00 per share. The Company received $141,502,000 in cash, net of underwriting discounts, commissions and other offering costs. On December 13, 1999, the Company completed a private placement of 5,000,000 common stock shares for net proceeds of $128,121,000 to Pacific Century Cyberworks Limited ("Pacific Century"), and entitled Pacific Century to designate two persons for election to the Board of Directors. As of December 31, 2000, the Company had $128,690,000 in cash, cash equivalents and short-term investments compared with $250,927,000 as of December 31, 1999.

Net cash used in operating activities of continuing operations for the three months ended December 31, 2000 was $5,522,000. Of this amount, approximately $9,054,000 stemmed from the Company's net loss from continuing operations as reduced by approximately $1,209,000, for non-cash charges, primarily depreciation ($385,000), amortization ($575,000) and equity in net losses of long-term equity investments ($374,000), offset by compensation benefit related to stock options ($289,000). This was offset in part by approximately $2,323,000, which was generated from an increase in operating assets and increase in operating liabilities. Operating activities of discontinued operations used $22,734,000 of net cash.

Net cash provided by investing activities of continuing operations for the three months ended December 31, 2000 was approximately $15,696,000. Of this amount, $17,194,000 was provided by proceeds from sales and maturities of short-term investments, net of purchases short-term investments, offset by $715,000 used to purchase property, plant and equipment, and $783,000 was used to acquire long-term equity investments. Investing activities of discontinued operations used $2,806,000 of net cash.

Net cash used in financing activities for the three months ended December 31, 2000 was $7,518,000 primarily from principal payments of debt for $660,000 and payment for purchase of treasury stock of $6,858,000. Financing activities of discontinued operations used $1,678,000 of net cash.

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

The Company had short-term investments of $108,493,000 at December 31, 2000. Except for investments in common and preferred stock, these short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and eighteen months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at December 31, 2000, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company is not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

The Company had an outstanding convertible debt instrument of approximately $1,444,000 at December 31, 2000. This instrument has a fixed interest rate of 5.0%. Because the interest rate of this instrument is fixed, a hypothetical 10% increase in interest rates will not have a material effect on the Company. Interest rate increases, however, will increase interest expense associated with future borrowing by the Company, if any. The Company does not hedge against interest rate fluctuations.

Equity Price Risk

The Company through its business dealings has obtained common stock of various publicly traded technology companies, which are classified as available-for-sale securities. As a result, the Company values these investments on its balance sheet at December 31, 2000, at market value. Unrealized gains and losses are excluded from earnings and are reported in accumulated other comprehensive loss component of stockholders' equity. The Company has not attempted to reduce or eliminate its market exposure on these securities, and such investments were not significant to the Company in the prior year. A 50% adverse change in equity prices, based on a sensitivity analysis of technology stocks, would result in an approximate $4,900,000 decrease in the fair value of the Company's available-for-sale securities portfolio as of December 31, 2000.

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

None

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

The Company has a History of Losses and Expects to Incur Losses in the Future

The Company has sustained substantial losses over the last five fiscal years and expects to continue to report net losses for the foreseeable future. For the three months ended December 31, 2000, the Company had a net loss of $9,054,000. As of December 31, 2000, the Company had an accumulated deficit of $341,654,000. The Company expects to incur additional losses and experience negative cash flows related to capital expenditures, sales and marketing, and general and administrative expenses as Intellicom expands its satellite-based Internet services. These efforts may be more expensive than the Company currently anticipates. The Company cannot guaranty it will ever achieve profitability or reduce its accumulated deficit.

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

The Company's Purchase of Intellicom may Adversely Affect the Company's Financial Condition
The purchase of Intellicom involves other risks including potential negative effects on the Company's reported results of operations from acquisition-related charges and amortization of acquired technology and other intangible assets. As a result of the Intellicom acquisition, the Company recorded approximately
$16,075,000 of intangible assets. The resulting amortization expense will adversely affect the Company's earnings and profitability for the foreseeable future. If the amount of such recorded intangible assets is increased or if the Company has future losses and is unable to demonstrate the Company's ability to recover the amount of intangible assets recorded during such time periods, the period of amortization could be shortened, which may further increase annual amortization charges. In such event, the Company's business and financial condition could be materially and adversely affected. In addition, the Intellicom acquisition was structured as a purchase by the Company of all of the outstanding stock of Intellicom. As a result, the Company could be adversely affected by direct and contingent liabilities of Intellicom. It is possible that the Company is not aware of all of the liabilities of Intellicom, and that Intellicom has greater liabilities than the Company expected.

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

Prospective Anti-Takeover Provisions could Negatively Impact the Company's Stockholders

The Company is a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may discourage, delay or make a change in control of the Company more difficult or prevent the removal of incumbent directors. In addition, the Company's certificate of incorporation and bylaws has certain provisions that have the same effect. These provisions may have a negative impact on the price of the Company's common stock and may discourage third-party bidders from making a bid for the Company or may reduce any premiums paid to stockholders for their common stock.

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

Intellicom Derives a Significant Portion of its Revenues from Providing Equipment and Internet Services to a Limited Number of Customers which Presents Credit Risks and could cause Increased Expenses or Losses of Future Revenue

For the three months ended December 31, 2000, sales to Intellicom's largest customer, Tricom, S.A., accounted for approximately 28% of Intellicom's net revenue and as of December 31, 2000, Tricom accounted for approximately 93% of Intellicom's total accounts receivable. Intellicom expects that a small number of customers will continue to account for a significant portion of its revenue for the foreseeable future. If any one of Intellicom's customers, especially Tricom, discontinues its relationship for any reason, Intellicom may suffer a significant reduction to its future revenue and may incur significant losses.

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

If   Intellicom   is  unable  to   Maintain,   Expand  and  Adapt  its   Network
Infrastructure, the Demand for its Services may Decrease

Intellicom must continue to expand and adapt its network as the number of its international customers grows, as users place increasing demands on its network, and as other requirements change. As Intellicom grows its customer base, it may not be able to provide its customers with the increasing levels of data transmission capacity that they may require for a number of reasons, such as Intellicom's possible inability to raise the funds needed to develop the network infrastructure to maintain adequate transmission speeds and the lack of additional network availability from third-party suppliers of satellite and fiber optic cable transmission capacity. Intellicom's failure to achieve or maintain high capacity transmissions could significantly reduce demand for its services, decreasing its revenue and harming its business and financial results.

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

                                ISP Channel Risks

The Company may face Unexpected Liabilities in Winding Down the Business of ISP Channel

The Company has determined that it is in the best interests of the Company and its shareholders to wind down the business of ISP Channel. While the Company expects the process of winding down ISP Channel to be substantially complete by February 28, 2001, there can be no assurances that it will be able to do so. The Company expects to incur significant costs related to terminating cable affiliate and other contracts, reducing the workforce and recovering and disposing of deployed assets. In addition, the Company may face litigation from customers, cable affiliates and others with respect to such winding down activities.

                                  Aerzone Risks

The Company may face Unexpected Liabilities in Winding Down the Business of Aerzone

The Company has determined that it is in the best interests of the Company and its shareholders to wind down the business of Aerzone. While the Company expects the process of winding down Aerzone (with the exception of the sale of the Laptop Lane business) to be substantially complete by April 30, 2001, there can be no assurances that it will be able to do so. The Company expects to incur costs related to terminating airport and other contracts, reducing the workforce and recovering and disposing of deployed assets. In addition, the Company may face litigation with respect to such winding down activities.

Further, the Company may be unsuccessful in its efforts to sell the Laptop Lane business. There can be no assurance that a buyer will be found at an acceptable price or that the business can be sold for any particular amount of cash, securities or other consideration.

                   Employment and Change of Control Agreements

On January 5, 2001, the Company entered into a retention and severance agreement with Jonathan Marx. Under the terms of the retention agreement, Mr. Marx will be paid an amount equal to a minimum of $105,000 up to a maximum of $640,000, based upon ISP Channel's financial condition. In addition, Mr. Marx is eligible for a severance benefit equal to 24 months base pay, payable in the event of (i) the elimination of his position as a result of the sale or the close of ISP Channel and he is not offered employment at SoftNet Systems, Inc., (ii) he is offered a comparable position at SoftNet Systems, Inc. and is still employed after six months, or (iii) he is offered a position with an acquiring company and is still employed after six months.

On January 16, 2001, the Company entered into an employment agreement with Steven M. Harris, under which Mr. Harris will be paid a total of $500,000 in salary, bonus and severance for services provided through the year ended September 30, 2001.

Garrett J. Girvan resigned as Chairman, Chief Executive Officer and Acting Chief Financial Officer effective February 2, 2001. The Company paid Mr. Girvan $191,827 as severance.

 Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

    ==============
     Exhibit No.
                             Description of Document

             3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

             3.2 By-Laws of the Company. Incorporated by reference to the Company's Registration Statement on Form S-3/A dated April 22, 1999.

            10.1 Letter Agreement by and between the Company and Steven M. Harris, dated January 3, 2001.

            10.2 Letter Agreement by and between the Company and Jonathan Marx, dated January 5, 2001.

              27  Financial Data Schedule

(b)  Reports on Form 8-K:

    Current report on Form 8-K filed with the Commission on October 6, 2000

    Current report on Form 8-K filed with the Commission on November 13, 2000

    Current report on Form 8-K filed with the Commission on November 16, 2000

    Current report on Form 8-K filed with the Commission on December 5, 2000

    Current report on Form 8-K filed with the Commission on December 21, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ Ronald I. Simon                                    Date:   February 20, 2001
---------------------------------------------------            -----------------
Ronald I. Simon
Acting  Chief  Executive  Officer  and  Acting  Chief
Financial Officer