Form 10-Q
period 2001-03-31
SOFTNET SYSTEMS INC
filed 2001-05-08
CIK 97196

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                   Class                     Outstanding at April 30, 2001
      -------------------------------        -----------------------------
       Common stock, $0.01 par value                   25,167,264

                     SoftNet Systems, Inc. and Subsidiaries
                                      Index
                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001
            and September 30, 2000............................................ 2

         Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2001 and 2000...................... 3

         Condensed Consolidated Statements of Cash Flows for the six
            months ended March 31, 2001 and 2000.............................. 4

         Notes to Condensed Consolidated Financial Statements................. 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 10

Item 3   Quantitative and Qualitative Disclosures About Market Risk.......... 16

PART II- OTHER INFORMATION

Item 1   Legal Proceedings................................................... 17

Item 2   Changes in Securities............................................... 17

Item 3   Defaults Upon Senior Securities..................................... 17

Item 4   Submission of Matters to a Vote of Security Holders................. 17

Item 5   Other Information................................................... 18

Item 6   Exhibits and Reports on Form 8-K.................................... 26

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SoftNet Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                        March 31,      September 30,
                                                                                           2001            2000
                                                                                      --------------  ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................................    $       13,754  $        44,731
   Short-term investments, available for sale.....................................            74,267          127,403
   Accounts receivable, net of allowance for doubtful accounts of $106 and $68,
     respectively.................................................................             2,376            2,558
   Notes receivable...............................................................             1,000            2,100
   Inventory, net.................................................................             2,007            4,128
   Other current assets...........................................................               537            1,272
                                                                                      --------------  ---------------
Total current assets..............................................................            93,941          182,192

Restricted cash...................................................................             1,512            1,492
Property and equipment, net of accumulated depreciation of $1,847 and $1,172,
   respectively...................................................................             5,088            4,679
Intangibles, net of accumulated amortization of $15,085 and $3,828, respectively..                 -           12,257
Accounts receivable, non current portion..........................................             2,513            3,409
Long-term equity investments......................................................             1,484            7,734
Other assets......................................................................               275              543
                                                                                      --------------  ---------------
                                                                                      $      104,813  $       212,306
                                                                                      ==============  ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................................    $          335  $         3,530
   Net liabilities associated with discontinued operations........................            11,051           56,595
   Other accrued expenses.........................................................             4,325            6,002
   Current portion of long-term debt..............................................               161            2,161
                                                                                      --------------  ---------------

Total current liabilities.........................................................            15,872           68,288

Long-term debt, net of current portion............................................             1,444            2,104
Business acquisition liability....................................................                 -            2,000
                                                                                      --------------  ---------------

Total liabilities.................................................................            17,316           72,392
                                                                                      --------------  ---------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,970,000 shares designated, no shares issued
     and outstanding..............................................................                 -                -
   Common stock, $0.01 par value, 100,000,000 shares authorized; 27,374,329 and
     28,523,474 shares issued, 25,083,829 and 28,113,974 shares outstanding,
     respectively.................................................................               274              264
   Additional-paid-in capital.....................................................           492,828          503,802
   Deferred stock compensation....................................................           (17,728)         (28,577)
   Accumulated other comprehensive loss...........................................            (4,023)            (696)
   Accumulated deficit............................................................          (374,717)        (332,600)
   Treasury stock, at cost, 2,290,500 and 409,500 shares, respectively............            (9,137)          (2,279)
                                                                                      --------------  ---------------
Total stockholders' equity........................................................            87,497          139,914
                                                                                      --------------  ---------------
                                                                                      $      104,813  $       212,306
                                                                                      ==============  ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended March 31,      Six Months Ended March 31,
                                                       ----------------------------      --------------------------
                                                           2001             2000            2001            2000
                                                      --------------   --------------  --------------  --------------
Net sales...........................................  $        1,005   $          353  $        2,400  $          672
Cost of sales.......................................           5,243            1,003           6,589           1,641
                                                      --------------   --------------  --------------  --------------
   Gross loss.......................................          (4,238)            (650)         (4,189)           (969)
                                                      --------------   --------------  --------------  --------------
Operating expenses:
   Selling and marketing, exclusive of non-cash
     compensation expense (benefit) of $0, $(256),
     $0 and $(166), respectively....................             669            1,262           1,844           2,357
   Engineering, exclusive of non-cash compensation
     expense (benefit) of $22, $(139), $66 and
     $(31), respectively............................           1,130              692           2,856           1,279
   General and administrative, exclusive of
     non-cash compensation expense (benefit) of
     $(1,237), $5,435, $(1,570) and $9,251,
     respectively...................................           2,856            3,197           6,374           5,740
   Depreciation.....................................             304              221             689             399
   Amortization.....................................             574              574           1,149           1,148
   Non-cash compensation expense (benefit) related
     to stock options...............................          (1,215)           5,040          (1,504)          9,054
   Provision for impaired assets....................          24,869                -          24,869               -
   Restructuring expense............................               -                -           3,900               -
                                                      --------------   --------------  --------------  --------------
Total operating expenses............................          29,187           10,986          40,177          19,977
                                                      --------------   --------------  --------------  --------------
Loss from continuing operations before other income
   (expense), income taxes, discontinued
   operations and extraordinary item................         (33,425)         (11,636)        (44,366)        (20,946)

Other income (expense):
   Interest income..................................           1,646            3,421           4,295           5,563
   Interest expense.................................             (37)            (110)            (85)           (317)
   Equity in net losses of investee companies.......             (20)               -            (394)              -

   Miscellaneous income (expense), net..............             175              (26)           (165)            (35)
                                                      --------------   --------------  --------------  --------------

Loss from continuing operations before income taxes,
   discontinued operations and extraordinary item...         (31,661)          (8,351)        (40,715)        (15,735)

Provision for income taxes..........................               -                -               -               -
                                                      --------------   --------------  --------------  --------------
Loss from continuing operations before discontinued
operations and extraodinary items, net of tax.......         (31,661)          (8,351)        (40,715)        (15,735)

Loss from discontinued operations, net of tax.......               -          (13,767)              -         (27,001)
Loss on disposition of discontinued operations, net
of tax..............................................          (2,728)               -          (2,728)              -
                                                      --------------   --------------  --------------  --------------
Extraordinary Item
Gain on settlements of outstanding obligations......           1,326                -           1,326               -
                                                      --------------   --------------  --------------  --------------

Net loss............................................  $      (33,063)  $      (22,118) $      (42,117) $      (42,736)
                                                      ==============   ==============  ==============  ==============

Basic per common share:
   Loss from continuing operations..................  $        (1.28)  $        (0.35) $        (1.63) $        (0.73)
   Discontinued operations..........................           (0.11)           (0.58)          (0.11)          (1.26)
                                                      --------------   --------------  --------------  --------------
   Extraordinary item...............................             .05                              .05
                                                      --------------   --------------  --------------  --------------
   Net loss.........................................  $        (1.34)  $        (0.93) $        (1.69) $        (1.99)
                                                      ==============   ==============  =============== ==============
Shares used to compute basic per common share.......          24,762           23,732          24,881          21,436
                                                      ==============   ==============  =============== ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                        Six months ended March 31,
                                                                                           2001            2000
                                                                                      --------------  ---------------

Cash flows from operating activities:
   Net loss.......................................................................    $      (42,117) $       (42,736)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss from discontinued operations............................................                 -           27,001
     Loss on disposal of discontinued operations..................................             2,728                -
     Provision for impaired assets................................................            24,869                -
     Gain on settlement of obligation.............................................            (1,326)               -
     Provision for restructuring costs............................................             3,900                -
     Depreciation and amortization................................................             1,838            1,547
     Amortization of deferred stock compensation expense (benefit)................            (1,504)           9,054
     Amortization of deferred debt issuance costs.................................                13               45
     Provision for doubtful accounts..............................................                73              109
     Provision for inventory losses...............................................             4,104                -
     Equity in net losses of investee companies...................................               394                -
     Other........................................................................               (11)               -
     Changes in operating assets and liabilities (net of effect of acquisitions and discontinued operations):
       Decrease (increase) in accounts receivable, net............................             1,005             (264)
       Increase in inventory......................................................            (1,983)            (814)
       Decrease (increase) in other current assets................................               644           (3,444)
       Decrease (increase) in other assets........................................                35              (27)
       Decrease in accounts payable and accrued expenses..........................            (8,777)          (3,632)
                                                                                      --------------  ---------------
Net cash used in operating activities of continuing operations....................           (16,115)         (13,161)
Net cash used in operating activities of discontinued operations..................           (47,438)         (20,645)
                                                                                      --------------  ---------------
Net cash used in operating activities.............................................           (63,553)         (33,806)
                                                                                      --------------  ---------------

Cash flows from investing activities:
   Proceeds from maturities and sales (payment for purchases) of short-term
     investments, net.............................................................            43,450          (89,199)
   Payments for purchase of equity investments....................................              (766)          (5,263)
   Payment for purchase of property and equipment.................................            (1,367)          (1,483)
   Disbursement for promissory notes issued.......................................                 -           (5,150)
   Payment for purchase of intangibles............................................                 -              (10)
   Payment received on note receivable............................................                 -            1,000
                                                                                      --------------  ---------------
Net cash provided by (used in) investing activities of continuing operations......            41,317         (100,105)
Net cash provided by (used in) investing activities of discontinued operations....             5,572           (6,743)
                                                                                      --------------  ---------------
Net cash provided by (used in) investing activities...............................            46,889         (106,848)
                                                                                      --------------  ---------------
Cash flows from financing activities:
   Proceeds from sale of common stock, net of selling costs.......................                 -          128,750
   Proceeds from exercise of warrants.............................................                 -            1,538
   Proceeds from exercise of options..............................................                 -            3,161
   Proceeds from purchase by employee stock purchase plan.........................                77                -
   Payment for purchase of treasury stock.........................................            (6,858)               -
   Payment of long-term debt and liability related to anniversary issuance of
     common stock to former Intelligent Communications, Inc. stockholders.........            (2,490)               -
   Payment for fractional shares related to anniversary issuance of common stock to
     former Intelligent Communications, Inc. stockholders.........................                 -               (1)
   Principal payments of long-term debt...........................................              (660)               -
                                                                                      --------------  ---------------
Net cash provided by (used in) financing activities of continuing operations......            (9,931)         133,448
Net cash provided by (used in) financing activities of discontinued operations....            (4,372)             891
                                                                                      --------------  ---------------
Net cash provided by (used in) financing activities...............................           (14,303)         134,339
Foreign exchange effect on cash and cash equivalents..............................               (10)               -
                                                                                      --------------  ---------------
Net decrease in cash and cash equivalents.........................................           (30,977)          (6,315)
Cash and cash equivalents, beginning of period....................................            44,731           89,499
                                                                                      --------------  ---------------
Cash and cash equivalents, end of period..........................................    $       13,754  $        83,184
                                                                                      ==============  ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments, except as otherwise noted) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations, and cash flows as of and for the interim periods ended March 31, 2001 and 2000.

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

The results of operations for the three months and the six months ended March 31, 2001 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements presented for the three months and the six months ended March 31, 2000 are restated for the effects of the discontinued operations.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

In June 1998,  the FASB issued  Statement  of  Financial  Accounting  Standards,
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. To date, the Company has not invested in derivative instruments and has not engaged in hedging activities. Accordingly, the effects of adopting SFAS No. 133 did not have an impact on the Company's financial position, results of operations or cash flows. The Company adopted SFAS No. 133 in the first quarter of fiscal 2001 in accordance with SFAS No. 137, which delayed the required implementation of SFAS No. 133 for one year. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FASB 138 addresses certain issues related to the implementation of FAS 133, but did not change the basic model of FAS 133 or further delay the implementation of FAS 133.

2.       Discontinued Operations

Discontinued Operations of Aerzone Corporation ("Aerzone")

On December 19, 2000, the Company decided to discontinue the business of Aerzone, a Delaware corporation, in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The plan included a reduction in personnel. The Company is trying to sell Laptop Lane Limited ("Laptop Lane"), a part of the Aerzone business. Although it is difficult to predict the final results, the loss from discontinued operations includes management's estimates of costs to wind down the business, costs to settle its outstanding liabilities, and estimated proceeds from the sale of assets including Laptop Lane. The actual results could differ materially from these estimates. The assets and liabilities of such operations are included in net liabilities associated with discontinued operations on the condensed consolidated balance sheets as of March 31, 2001 and September 30, 2000.

Net liabilities associated with discontinued operations of Aerzone at March 31, 2001 and September 30, 2000 are as follows (in thousands):

                                                     March 31,       September
                                                        2001         30, 2000
                                                  --------------  -------------
  Current assets..............................    $          480  $       1,851
  Property, plant and equipment, net..........             2,430          4,226
  Other assets................................                90            241
                                                  --------------  -------------
  Total assets................................    $        3,000  $       6,318
                                                  ==============  =============
  Current liabilities.........................    $        6,500  $      25,202
                                                  ==============  =============
  Net liabilities associated with
        discontinued operations...............    $       (3,500) $     (18,884)
                                                  ==============  =============

Accrued closure costs were increased by $8,736,000, resulting in a recognized expense in this period, primarily as the Company reduced the estimated proceeds from the sale of Laptop Lane and increased estimated discontinued operating costs. This was offset by a decrease in liabilities as payments were made from previously accrued amounts.

Discontinued Operations of ISP Channel, Inc. ("ISP Channel")

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through ISP Channel by March 31, 2001, due to (1) consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining ISP Channel. The operating results of ISP Channel have been segregated from continuing operations and are reported as loss from discontinued operations, net of tax on the consolidated statements of operations for the three months and the six months ended March 31, 2000. Although it is difficult to predict the final results, the loss from discontinued operations includes management's estimates of costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. The actual results could differ materially from these estimates. The assets and liabilities of such operations are included in net liabilities associated with discontinued operations on the condensed consolidated balance sheets as of March 31, 2001 and September 30, 2000.

Operating results of ISP Channel for the three months and the six months ended March 31, 2000 are as follows (in thousands):

                                                  Three months     Six months
                                                     ended            ended
                                                 March 31, 2000  March 31, 2000
                                                 --------------  -------------
        Revenues.............................    $        1,337  $       2,295
                                                 ==============  =============

        Loss before income taxes.............    $      (13,767) $     (27,001)
        Provision for income taxes...........                 -              -
                                                 --------------  -------------

        Net loss.............................    $      (13,767) $     (27,001)
                                                 ==============  =============


Net liabilities associated with discontinued operations of ISP Channel at March 31, 2001 and September 30, 2000, are as follows (in thousands):

                                                   March 31,       September
                                                      2001         30, 2000
                                                --------------  -------------
        Current assets.......................   $        1,522  $       4,170
        Property, plant and equipment, net...            2,564         12,890
        Other assets.........................                -            222
                                                --------------  -------------

        Total assets.........................   $        4,086  $      17,282
                                                ==============  =============

        Current liabilities..................   $        7,706  $      47,237
        Long-term debt.......................               15          1,615
        Capital lease obligation.............            3,916          6,141
                                                --------------  -------------

        Total liabilities....................   $       11,637  $      54,993
                                                ==============  =============

        Net liabilities associated with
            discontinued operations..........   $       (7,551) $     (37,711)
                                                ==============  =============

On February 16, 2001, the Company and ISP Channel entered into agreements with Mediacom LLC ("Mediacom"), to terminate Mediacom's affiliate relationship with ISP Channel. As part of these agreements Mediacom released all obligations under the affiliate agreement with ISP Channel and in return, returned 1,300,000 restricted shares of the Company's common stock, received certain equipment and a $3,768,000 payment from the Company.

Mediacom currently holds a total of 2,200,000 unrestricted common stock shares. Pursuant to these agreements, neither the Company nor ISP Channel has any further material obligation to Mediacom.


Accruals for shutdown costs were reduced by $6,008,000, resulting in a recognized benefit for this period, primarily as the Company experienced better than previously estimated contract settlements. Liabilities further declined as payments were made on previously accrued amounts.

3.       Restructuring Charge

On December 28, 2000, the Company's Board of Directors approved a plan to downsize its corporate headquarters staff in tandem with discontinuing Aerzone and ISP Channel. Because of the layoffs, the Company established a $3,900,000 restructuring reserve, which consists primarily of severance costs for affected employees, and was reflected in other accrued expenses on the condensed consolidated balance sheet as of December 31, 2000. Through March 31, 2001, severance payments of $2,537,000 have been applied to this reserve, leaving $1,363,000 accrued. This will be utilized for the identified terminating employees.

4.       Cash, Cash Equivalents and Short-Term Investments, Available-for-Sale,

Cash equivalents consist of securities with maturities of three months or less at date of purchase. Short-term investments as of March 31, 2001, consist of $8,213,000 of debt securities that mature in less than one year, $65,938,000 of debt securities that mature in one to five years, and $116,000 of short-term equity securities, available-for-sale. During the three months ended March 31, 2001, the Company recognized a permanent impairment of certain short-term common stock investments - available-for-sale, of $6,651,000 based on the change in market value of the available-for-sale securities from the date of acquisition to March 31, 2001. The charge was recorded as a provision for impaired assets on the condensed consolidated statement of operations for the three and six months ended March 31, 2001. Short-term investments, available-for-sale securities are carried at fair value based on quoted market prices. However, a net unrealized holding loss of approximately $3,837,000 has been reflected in other comprehensive income in the equity section of the consolidated balance sheet at March 31, 2001 based on management's assessment of its ability to sell certain securities at market value on March 31, 2001. Cash and cash equivalents and short-term investments, and available-for-sale consisted of the following as of March 31, 2001 (in thousands):


                                           Unrealized    Unrealized
                                   Cost       gain          loss        Market
                                ---------  -----------  -----------  -----------
Cash and cash equivalents:
   Cash........................ $   2,849  $         -  $         -  $     2,849
   Municipal securities........     2,010            -            -        2,010
   Money market funds..........     8,895            -            -        8,895
                                ---------  -----------  -----------  -----------
                                $  13,754  $         -  $         -  $    13,754
                                =========  ===========  ===========  ===========
Short-term investments -
   available-for-sale:
   Market auction securities... $  21,052  $         1  $         -  $    21,053
   Mortgage-backed securities..     6,481           37            -        6,518
   Foreign debt securities.....    11,484           17            -       11,501
   Corporate debt securities...    35,314                      (235)      35,079
   Common stock................     3,953            -       (3,837)         116
                                ---------  -----------  -----------  -----------
                                $  78,284  $        55  $    (4,072) $    74,267
                                =========   ==========   ==========   ==========

5.       Inventory

During the three months ended March 31, 2001, the Company established a $4,018,000 reserve for inventory, which is comprised of two components: obsolescence for inventory quantities in excess of anticipated sales for the next twelve months and for reduction of inventory to market value. This reserve is reflected in inventory, net on the condensed consolidated balance sheet as of March 31, 2001. The charge for this reserve was recorded to cost of sales on the condensed consolidated statement of operations for the three and six months ended March 31, 2001.

6.       Equity Investments and Notes Receivable

During the three months ended March 31, 2001, the Company recognized a permanent impairment of certain long-term equity investments, notes receivable, and related interest receivable in the amount of $7,109,000. This is due to problems facing these investee companies in attempting to raise needed follow-on financing to cover projected cash shortfalls under current stock market conditions. The charge was recorded as a provision for impaired assets on the condensed consolidated statement of operations for the three and six months ended March 31, 2001.

7.       Intangible Assets

During the three months ended March 31, 2001, the Company determined the carrying value of the intangible asset associated with the developed technology from the acquisition of Intellicom exceeded its net realizable value. This was a result of several companies introducing competing products and services, and reduced demand.

As an analysis of estimated undiscounted future cash flows indicates an impairment provision was necessary. Accordingly, the Company provided for the remaining unamortized intangible amount of $11,108,000. The charge was recorded as a provision for impaired assets on the condensed consolidated statement of operations for the three and six months ended March 31, 2001.

8.       Long-Term Debt and Business Acquisition Liability

On November 15, 2000, the Company repaid $660,000 and accrued interest related to the 6% Convertible Subordinated Secured Debentures.

On February 7, 2001, the Company made an offer to the former Intelligent Communications, Inc. ("Intellicom") stockholders to pay a discounted amount in lieu of the Company's obligation to pay cash and stock for the remaining consideration which was to be paid in connection with the Intellicom acquisition and consisted of (i) a $2,000,000 8.5% promissory note and accrued interest,
(ii) the requirement for the Company to issue $1,500,000 of common stock shares on the second anniversary date of the Intellicom acquisition, and (iii) the requirement for the Company to issue $500,000 of common stock shares on the third anniversary date of the Intellicom acquisition. The parties agreed to settle the obligation by which the Company paid $2,815,000, issued 99,922 common stock shares valued at $199,000, and recognized a $1,326,000 gain on extinguishment of debt.

Long-term debt is summarized as follows (in thousands):

                                                  March 31,      September 30,
                                                     2001            2000
                                                --------------  ---------------

        Convertible subordinated debentures     $            1,4$4        2,104
        Promissory notes                                     -            2,000
        Other                                              161              161
                                                --------------  ---------------
                                                         1,605            4,265
        Less current portion                              (161)          (2,161)
                                                --------------  ---------------
                                                  $      1,444  $         2,104
                                                ==============  ===============

9.       Common Stock

See note 2, discontinued operations of ISP Channel.

10.      Supplemental Cash Flow Information

The supplemental cash flow information is as follows (in thousands):

                                                                                        Six months ended March 31,
                                                                                           2001            2000
                                                                                      --------------  --------------
Cash paid during the year for:
   Interest.......................................................................    $          355  $          220
   Income taxes...................................................................                 -               -

Non-cash investing and financing activities:
   Value assigned to debt conversion feature......................................                 -              34
   Common stock issued for-
     Payment of promissory note and related interes, and business acquisition
       liability to former Intelligent Communications, Inc. stockholders..........               199           1,499
     Payment of affiliate contract termination fees with Mediacom LLC.............             1,500               -
     Payment of cable affiliate launch incentives.................................                 -          23,828
     Conversion of subordinated notes.............................................                 -           9,887
   Decrease in additional-paid-in capital associated with termination of common
     stock options................................................................           (12,740)         (7,425)
   Unrealized loss on short-term investments......................................            (3,317)           (131)

11.      Segment Information

The Company currently operates Intellicom, a wholly owned subsidiary of SoftNet Systems, Inc., a provider of satellite-based Internet services. Revenue for Intellicom consists primarily of (i) monthly service fees paid by users of the satellite service on a per VSAT basis, and (ii) VSAT-related equipment sales.

Segment information for continuing operations is as follows (in thousands):

                                                         Three months ended March 31,    Six months ended March 31,
                                                         ----------------------------    --------------------------
                                                              2001           2000           2001            2000
                                                         --------------  -------------  -------------  --------------
Net Sales:
   Satellite-based Internet services and VSAT
     equipment sales.................................    $        1,005  $         353  $       2,400  $          672
                                                         --------------  -------------  -------------  --------------
                                                         $        1,005  $         353  $       2,400  $          672
                                                         ==============  =============  =============  ==============
Loss from continuing operations before income taxes:
   Satellite-based Internet services and VSAT
     equipment sales.................................    $       (7,262) $      (3,054) $     (11,461) $       (5,322)
   Corporate.........................................            (2,509)        (3,542)        (5,640)         (6,570)
   Non-cash compensation (expense) benefit related to
     stock options...................................             1,215         (5,040)         1,504          (9,054)
   Provision for impaired assets.....................           (24,869)             -        (24,869)              -
   Restructuring expense.............................                 -              -         (3,900)              -
   Gain on settlement of obligations.................             1,326              -          1,326               -
   Other income (expense), net.......................             1,764          3,285          3,651           5,211
                                                         --------------  -------------  -------------  --------------
                                                         $      (30,335) $      (8,351) $     (39,389) $      (15,735)
                                                         ==============  =============  =============  ==============

12.      Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains, and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss are as follows:

                                                         Three months ended March 31,    Six months ended March 31,
                                                         ----------------------------    --------------------------
                                                              2001           2000           2001            2000
                                                         --------------- -------------  -------------- --------------
   Net loss..........................................    $      (33,063) $     (22,118) $     (42,117) $      (42,736)
   Unrealized loss on securities.....................            (1,322)          (173)        (3,317)           (131)
   Foreign currency translation adjustments..........               (38)             -            (10)              -
                                                         --------------- -------------  -------------- --------------
    Comprehensive loss                                   $      (34,423) $     (22,291) $     (45,444) $      (42,867)
                                                         ==============  =============  =============  ==============

13.      NOTE 10--Recent accounting pronouncements

In December 1999, the Securities and Exchange Commission, ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." SAB 101 will not be effective until the Company's fourth fiscal quarter of 2001. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations and does not expect it to be significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results of SoftNet Systems, Inc. and its subsidiaries could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Operating Results" as set forth in the Company's annual report on Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this quarterly report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates", "unlikelihood", "assessment", "foreseeable" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause our actual results for the year ended September 30, 2000, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by us, or on our behalf. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Overview

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue ISP Channel, Inc. subsidiary by March 31, 2001 because of (1) consolidation in the cable industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able bearing the costs of maintaining the ISP Channel. This was followed by an announcement on December 19, 2000, to discontinue the Aerzone business in light of, among other things, significant long-term capital needs and the difficulty of securing the necessary financing because of the financial markets. As part of the discontinuance of the Aerzone business, the Company announced its intent to sell the Laptop Lane business.

The company is currently exploring whether it will develop new lines of business as well as other alternative uses for the cash and other assets that will remain after the discontinuance of ISP Channel and Aerzone. To date the Board of Directors has not proposed a new strategic direction for SoftNet Systems.


The Company has one wholly owned subsidiary, Intelligent Communications, Inc. ("Intellicom"), which provides two-way broadband satellite connectivity utilizing very small aperture terminal ("VSAT") technology to a wide variety of business customers.

Revenue for Intellicom consists primarily of (i) monthly service fees paid by users of the satellite service on a per VSAT basis, and (ii) VSAT-related equipment sales and from time to time contract termination fees from subscribers.

Cost of sales for Intellicom consists primarily of connectivity cost and costs of VSAT equipment sold. Intellicom's connectivity cost consists primarily of satellite transponder fees. As of April 30, 2001, Intellicom has transponder space on two satellites, GE-3 and SatMex 5, which provide coverage over the continental United States, Caribbean and Latin America.

The Company reports operating expenses in several categories: (i) selling and marketing includes, in addition to the costs of selling and marketing the Company's services to end users, customer care, and content production; (ii) engineering, which includes the costs of maintaining and manning the network operations center, field engineering and information technology; and (iii) general and administrative costs. Also included in operating expenses are depreciation, amortization and compensation related to stock options. Amortization expense consists primarily of the periodic write off of developed technology acquired. Compensation related to stock options relates primarily to the amortization of deferred stock compensation expense from stock options granted between October 1998 and March 1999.

In an effort to bring Intellicom to profitability, the Company initatiated an overall cost cutting program and corporate restructuring. This will impact every department in the Company, and Intellicom's costs are expected to decrease in the foreseeable future. In some cases, departments will be eliminated.

The results of operations for the three months ended and the six months ended March 31, 2000, have been restated for the effects of discontinued operations.

Results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000

Net Sales. Consolidated net sales increased $652,000, or 184%, to $1,005,000 for the three months ended March 31, 2001, compared to $353,000 for the three months ended March 31, 2000, primarily as a result of providing VSAT satellite service and termination fees. Net sales from Intellicom's core business of satellite-based Internet services increased $424,000, or 181%, to $658,000 for the three months ended March 31, 2001, compared to $234,000 for the three months ended March 31, 2000, primarily as a result of providing VSAT satellite service. Equipment sales decreased $1,000 to $53,000 for the three months ended March 31, 2001, compared to $54,000 for the three months ended March 31, 2000. Other sources of sales increased $229,000 to $294,000 for the three months ended March 31, 2001, compared to $65,000 for the three months ended March 31, 2000, primarily as a result of termination fees.

Cost of Sales. Consolidated cost of sales increased $4,240,000, or 423%, to $5,243,000 for the three months ended March 31, 2001, compared to $1,003,000 for the three months ended March 31, 2000, primarily as a result of writing down inventory to market value. The largest component of Intellicom's cost of sales is the provision for obsolescence, which amounted to $4,104,000 for the three months ended March 31, 2001, compared to $53,000 for the three months ended March 31, 2000. Intellicom's transponder fees increased to $885,000 for the three months ended March 31, 2001, compared to $847,000 for the three months ended March 31, 2000.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of non-cash compensation expense (benefit) of $0 for 2001 and $(256,000) for 2000) decreased $593,000, or 47%, to $669,000 for the three months ended March 31, 2001, compared to $1,262,000 for the three months ended March 31, 2000.

Intellicom's selling and marketing expenses decreased $96,000, or 14%, to $579,000 for the three months ended March 31, 2001, compared to $675,000 for the three months ended March 31, 2000, primarily as a result of staff reductions.

Corporate selling and marketing expenses decreased $497,000, or 85%, to $90,000 for the three months ended March 31, 2001, compared to $587,000 for the three months ended March 31, 2000, primarily as a result of eliminating the business development department and the corporate restructuring.

Engineering. Consolidated engineering expenses (exclusive of non-cash compensation expense (benefit) of $22,000 for 2001 and $(139,000) for 2000) increased $438,000, or 63%, to $1,130,000 for the three months ended March 31, 2001, compared to $692,000 for the three months ended March 31, 2000.

Intellicom's engineering expenses increased $377,000, or 62%, to $980,000 for the three months ended March 31, 2001, compared to $603,000 for the three months ended March 31, 2000, primarily as a result of increased personnel costs to support ongoing and future business.

Corporate engineering expenses increased $61,000, or 69%, to $150,000 for the three months ended March 31, 2001, as compared to $89,000 for the three months ended March 31, 2000, primarily as a result of personnel costs associated with the formation of a corporate technology department.

General and Administrative. Consolidated general and administrative expenses (exclusive of non-cash compensation expense (benefit) of $(1,237,000) for 2001 and $5,435,000 for 2000) decreased $341,000, or 11%, to $2,856,000 for the three months ended March 31, 2001, compared to $3,197,000 for the three months ended March 31, 2000.

Intellicom's general and administrative expenses increased $264,000, or 61%, to $692,000 for the three months ended March 31, 2001, compared to $428,000 for the three months ended March 31, 2000, primarily as a result of increased personnel costs to support ongoing and future business, and leasing an additional office facility in Livermore, California.

Corporate general and administrative expenses decreased $605,000, or 22%, to $2,164,000 for the three months ended March 31, 2001, compared to $2,769,000 for the three months ended March 31, 2000, primarily as a result of staff reductions as part of a corporate restructuring.

Depreciation  and  Amortization.   Consolidated  depreciation  and  amortization
expenses increased $83,000, or 10%, to $878,000 for the three months ended March 31, 2001, compared to $795,000 for the three months ended March 31, 2000.

Intellicom's depreciation and amortization expense increased $75,000, or 11%, to $773,000 for the three months ended March 31, 2001, compared to $698,000 for the three months ended March 31, 2000, primarily as a result of increased depreciation related to office furniture and equipment for the network operations center, and the second office building. Amortization expense will cease as a result of recognizing the impairment of the intangible asset associated with the developed technology from the acquisition of Intellicom.

Corporate depreciation and amortization expense increased $8,000, or 8%, to $105,000 for the three months ended March 31, 2001, compared to $97,000 for the three months ended March 31, 2000, primarily as a result of increased depreciation related to the new accounting information system and leasehold improvements and office furniture in its corporate offices.

Non-Cash Compensation Expense/Benefit Related to Stock Options. The Company recognized a non-cash compensation benefit related to stock options of $1,215,000 for the three months ended March 31, 2001, as compared to non-cash compensation expense related to stock options of $5,040,000 for the three months ended March 31, 2000. For the three months ended March 31, 2001, non-cash compensation benefit related to stock options consisted of $1,211,000 related to employee stock options, and $4,000 related to non-employee options. For the three months ended March 31, 2000, non-cash compensation expense related to stock options consisted of $4,754,000 related to employee stock options and $286,000 related to non-employee options.

Reversal of previously accrued expenses is in respect to stock option terminations as result of corporate restructuring. Non-cash compensation expense related to stock options should continue to decrease or generate a benefit, as the Company continues to reduce its staff due to its discontinued operations and corporate restructuring.

Provision for of Impaired Assets. The Company recognized a charge of $24,869,000 for the three months ended March 31, 2001, consisting of a $13,761,000 write down of short-term equity investments, long-term equity investments, a note receivable and related interest, and a $11,108,000 provision for intangible assets associated with the developed technology from the acquisition of Intellicom.

Interest Income. Consolidated interest income decreased $1,775,000, or 52%, to $1,646,000 for the three months ended March 31, 2001, compared to $3,421,000 for the three months ended March 31, 2000 as a result of the decrease in cash, cash equivalents, and short-term investments.

Interest Expense. Consolidated interest expense decreased $73,000, or 66%, to $37,000 for the three months ended March 31, 2001, compared to $110,000 for the three months ended March 31, 2000. This decrease is primarily due to the conversion of the 9% senior subordinated convertible notes, payment of the 6% subordinated convertible notes, and payment of the 8.5% promissory note to former Intellicom stockholders.

Miscellaneous Income/Expense, Net. Miscellaneous income was $175,000 for the three months ended March 31, 2001, compared to miscellaneous expense of $26,000 for the three months ended March 31, 2000.

Income Taxes. The Company made no provision for income taxes for the three months ended March 31, 2001 and 2000, as a result of the Company's continuing losses.

Loss from Discontinued Operations. The Company recognized a $2,728,000 loss from discontinued operations for the three months ended March 31, 2001, compared to a loss of $13,767,000 for the three months ended March 31, 2000. This consisted of $6,008,000 gain on the disposal of ISP Channel, resulting from lower than anticipated costs of closing ISP Channel and a $8,736,000 loss on the disposal of Aerzone, resulting primarily from the reduction of the anticipated sales price of Laptop Lane for the three months ended March 31, 2001. This is compared to a $13,767,000 net loss from the operations of ISP Channel for the three months ended March 31, 2000.

Extraordinary Item/Gain on Settlement of Obligation. The Company recognized a gain of $1,326,000 for the three months ended March 31, 2001, resulting from the cash payment made in lieu of the Company's obligation to pay of the common stock, 8.5% promissory note and interest, and to settle business acquisition liability to former Intellicom stockholders.

Net Loss. The Company had a net loss applicable to common shares of $33,063,000, or a net loss per share of $1.34, for the three months ended March 31, 2001, compared to a net loss applicable to common shares of $22,118,000, or a net loss per share of $0.93, for the three months ended March 31, 2000.

Results of operations for the six months ended March 31, 2001 compared to the six months ended March 31, 2000

Net Sales. Consolidated net sales increased $1,728,000, or 257%, to $2,400,000 for the six months ended March 31, 2001, compared to $672,000 for the six months ended March 31, 2000, primarily as a result of VSAT equipment sales and termination fees. Net sales from Intellicom's core business of satellite-based Internet services increased $877,000, or 199%, to $1,318,000 for the six months ended March 31, 2001, as compared to $441,000 for the six months ended March 31, 2000, primarily as a result of providing VSAT satellite services. Equipment sales increased $462,000 to $559,000 for the six months ended March 31, 2001, compared to $97,000 for the six months ended March 31, 2000, as a result of VSAT equipment sales. Other sources of sales increased $389,000 to $523,000 for the six months ended March 31, 2001, compared to $134,000 for the six months ended March 31, 2000, primarily as a result of termination fees.

Cost of Sales. Consolidated cost of sales increased $4,948,000, or 302%, to $6,589,000 for the six months ended March 31, 2001, compared to $1,641,000 for the six months ended March 31, 2000, primarily as a result of writing down inventory, VSAT equipment sales, and the space segment leasing of a full transponder beginning on December 1, 1999, in preparation for providing satellite-based Internet services to existing and prospective customers. The largest component of Intellicom's cost of sales is the provision for obsolescence, which amounted to $4,104,000 for the six months ended March 31, 2001, compared to $79,000 for the six months ended March 31, 2000. Intellicom's transponder fees increased to $1,770,000 for the six months ended March 31, 2001, compared to $1,356,000 for the six months ended March 31, 2000.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of non-cash compensation expense (benefit) of $0 for 2001 and $(166,000) for 2000) decreased $513,000, or 22%, to $1,844,000 for the six months ended March 31, 2001, compared to $2,357,000 for the six months ended March 31, 2000.

Intellicom's selling and marketing expenses increased $496,000, or 43%, to $1,657,000 for the six months ended March 31, 2001, compared to $1,161,000 for the six months ended March 31, 2000, primarily as a result of increased personnel costs to support ongoing and future business.

Corporate selling and marketing expenses decreased $1,009,000, or 84%, to $187,000 for the six months ended March 31, 2001, compared to $1,196,000 for the six months ended March 31, 2000, primarily as a result of eliminating the new business development department and corporate restructuring.

Engineering. Consolidated engineering expenses (exclusive of non-cash compensation expense (benefit) of $66,000 for 2001 and $(31,000) for 2000) increased $1,577,000, or 123%, to $2,856,000 for the six months ended March 31, 2001, as compared to $1,279,000 for the six months ended March 31, 2000.

Intellicom's engineering expenses increased $1,267,000, or 112%, to $2,398,000 for the six months ended March 31, 2001, compared to $1,131,000 for the six months ended March 31, 2000, primarily as a result of increased personnel costs to support ongoing and future business.

Corporate engineering expenses increased $310,000 to $458,000 for the six months ended March 31, 2001, compared to $148,000 for the six months ended March 31, 2000, primarily as a result of personnel costs associated with the formation of a corporate technology department.

General and Administrative. Consolidated general and administrative expenses (exclusive of non-cash compensation expense (benefit) of $(1,570,000) for 2001 and $9,251,000 for 2000) increased $634,000, or 11%, to $6,374,000 for the six months ended March 31, 2001, compared to $5,740,000 for the six months ended March 31, 2000.

Intellicom's general and administrative expenses increased $881,000, or 125%, to $1,583,000 for the six months ended March 31, 2001, compared to $702,000 for the six months ended March 31, 2000, primarily as a result of increased personnel costs to support ongoing and future business.

Corporate general and administrative expenses decreased $247,000, or 5%, to $4,791,000 for the six months ended March 31, 2001, compared to $5,038,000 for the six months ended March 31, 2000, primarily as a result of staff reductions as part of a corporate restructuring.

Depreciation  and  Amortization.   Consolidated  depreciation  and  amortization
expenses increased $291,000, or 19%, to $1,838,000 for the six months ended March 31, 2001, compared to $1,547,000 for the six months ended March 31, 2000.

Intellicom's depreciation and amortization expense increased $275,000, or 20%, to $1,634,000 for the six months ended March 31, 2001, compared to $1,359,000 for the six months ended March 31, 2000, primarily as a result of increased depreciation related to office furniture and equipment for the network operations center, and the second office building. Amortization expense will cease as a result of the recognition of a full impairment reserve on the intangible asset associated with the developed technology from the acquisition of Intellicom.

Corporate depreciation and amortization expense increased $16,000, or 9%, to $204,000 for the six months ended March 31, 2001, compared to $188,000 for the six months ended March 31, 2000, primarily as a result of increased depreciation related to the new accounting information system, and leasehold improvements and office furniture of its corporate offices.

Non-Cash Compensation Expense/Benefit Related to Stock Options. The Company recognized a non-cash compensation benefit related to stock options of
$1,504,000 for the six months ended March 31, 2001, compared to non-cash compensation expense related to stock options of $9,054,000 for the six months ended March 31, 2000. For the six months ended March 31, 2001, non-cash compensation benefit related to stock options consisted of $1,474,000 related to employee stock options and $30,000 related to non-employee options, and for the six months ended March 31, 2000, non-cash compensation expense related to stock options consisted of $8,368,000 related to employee stock options and $686,000 related to non-employee options.

Reversal of previously accrued expenses is in respect to stock option terminations as result of corporate restructuring. Non-cash compensation expense related to stock options should continue to decrease or generate a benefit, as the Company continues to reduce its staff due its discontinued operations and corporate restructuring.

Provision for Impaired Assets. The Company recognized a charge of $24,869,000 for the six months ended March 31, 2001, consisting of a $13,761,000 write down of short-term equity investments, long-term equity investments, a note receivable and related interest, and a $11,108,000 impairment reserve of intangible asset associated with the developed technology from the acquisition of Intellicom.

Restructuring Expense. The Company recognized a restructuring charge for the six months ended March 31, 2001, related to a plan to downsize its corporate headquarters staff. The charge in the amount of $3,900,000 was recognized as restructuring expense and consists primarily of termination payments for affected employees.

Interest Income. Consolidated interest income decreased $1,268,000 or 23%, to $4,295,000 for the six months ended March 31, 2001, compared to $5,563,000 for the six months ended March 31, 2000, as a result the decrease in cash, cash equivalents, and short-term investments.

Interest Expense. Consolidated interest expense decreased $232,000, or 73%, to $85,000 for the six months ended March 31, 2001, compared to $317,000 for the six months ended March 31, 2000. This decrease is primarily due to, the reduction of interest expense resulting from the conversion of the 9% senior subordinated convertible notes, and the payment of the 6% subordinated convertible notes and the payment of the 8.5% promissory note to the former Intellicom stockholders.

Equity in Net Losses of Investee Companies. The Company recognized equity in net losses of investee companies of $394,000 for the six months ended March 31, 2000.

Miscellaneous Income/Expense, Net. Miscellaneous expense was $165,000 for the six months ended March 31, 2001, compared to miscellaneous expense of $35,000 for the six months ended March 31, 2000.

Income Taxes. The Company made no provision for income taxes for the six months ended March 31, 2001 and 2000as a result of the Company's continuing losses.

Loss from Discontinued Operations. The Company recognized a $2,728,000 loss from discontinued operations for the six months ended March 31, 2001, compared to $27,001,000 for the six months ended March 31, 2000. This consisted of $6,008,000 gain on disposal of ISP Channel, resulting from lower than anticipated costs of closing ISP Channel, and $8,736,000 loss on disposal of Aerzone, resulting primarily from the reduction of the anticipated sales price of Laptop Lane for the three months ended March 31, 2001. This is compared to a $27,001,000 net loss from the operations of ISP Channel for the six months ended March 31, 2000.

Extraordinary Item/ Gain on Settlement of Obligation. The Company recognized a gain of $1,326,000 for the six months ended March 31, 2001, resulting from the cash payment made in lieu of the Company's pay the common stock, 8.5% promissory note and interest, and to settle business acquisition liability to former Intellicom stockholders.

Net Loss. The Company had a net loss applicable to common shares of $42,117,000, or a net loss per share of $1.69, for the six months ended March 31, 2001, compared to a net loss applicable to common shares of $42,736,000, or a net loss per share of $1.99, for the six months ended March 31, 2000.

Liquidity and Capital Resources

Since September 1998, the Company has funded the significant negative cash flows from its subsidiary operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. On April 28, 1999, the Company completed a secondary public offering (the "Secondary Offering"), in which it sold 4,600,000 common stock shares at $33.00 per share. The Company received $141,502,000 in cash, net of underwriting discounts, commissions and other offering costs. On December 13, 1999, the Company completed a private placement of 5,000,000 common stock shares for net proceeds of $128,121,000 to Pacific Century Cyberworks Limited ("Pacific Century"). As of March 31, 2001, the Company had $88,021,000 in cash, cash equivalents, and short-term investments compared with $224,838,000 as of March 31, 2000.

Net cash used in operating activities of continuing operations for the six months ended March 31, 2001 was $16,130,000. This results from, a net loss of $39,389,000 from continuing operations, offset by several items including a loss on impaired assets of ($24,869,000), inventory losses ($4,104,000), restructuring charges ($3,900,000), and net operating assets decreasing by $9,091,000. Net cash used by operating activities of discontinued operations is $47,438,000.

Net cash provided by investing activities of continuing operations for the six months ended March 31, 2001 was $41,317,000. Of this amount, $43,450,000 was provided by proceeds from sales and maturities of short-term investments, net of purchases, offset by $1,372,000 used to purchase property, plant and equipment, and $766,000 was used to acquire long-term equity investments. Investing activities of discontinued operations provided $5,572,000 of net cash.

Net cash used in  financing  activities  for the six months ended March 31, 2001
$9,916,000 primarily from payoff of the 8.5% promissory note to former Intellicom stockholders for $2,475,000, principal payments of debt for $660,000, and payment for purchase of treasury stock of $6,858,000. Financing activities of discontinued operations used $4,372,000 of net cash.

The Company believes it has sufficient cash and unutilized lease facilities to meet its presently anticipated business requirements over the next twelve months including the funding of net operating losses, discontinued operations, working capital requirements, capital investments and strategic investments. The Company expects significant reductions in cash usages from its discontinued operating activities in fiscal 2001.

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

The Company had short-term investments of $74,267,000 at March 31, 2001. Except for investments in common and preferred stock, these short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and eighteen months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at March 31, 2001, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company is not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

The Company had an outstanding convertible debt instrument of approximately $1,444,000 at March 31, 2001. This instrument has a fixed interest rate of 5.0%. Because the interest rate of this instrument is fixed, a hypothetical 10% increase in interest rates will not have a material effect on the Company. Interest rate increases, however, will increase interest expense associated with future borrowing by the Company, if any. The Company does not hedge against interest rate fluctuations.

Equity Price Risk

The Company through its business dealings has obtained common stock of various publicly traded technology companies, which are classified as available-for-sale securities. As a result, the Company values these investments on its balance sheet at March 31, 2001, at market value. Unrealized gains and losses other than permanent declines in value, are excluded from earnings and are reported in accumulated other comprehensive loss component of stockholders' equity. The Company has not attempted to reduce or eliminate its market exposure on these securities, and such investments were not significant to the Company in the prior year. A 50% adverse change in equity prices, based on a sensitivity analysis of technology stocks, would result in an approximate $60,000 decrease in the fair value of the Company's available-for-sale securities portfolio as of March 31, 2001.

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

None


Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders


The following proposals and the related votes thereon were made at the Company's annual stockholders' meeting held on April 5, 2001:

                                                        Votes         Votes        Votes        Votes       Brokers
              Description of Proposal                    For         Against     Withheld     Abstained    Non-Votes
----------------------------------------------        ----------     ---------   ----------   ---------    ----------
1.   Election of Directors:
     Edward A. Bennett                                19,125,563             -    1,466,468            -            -
     Jeffrey A. Bowden                                19,312,103             -    1,279,928            -            -
     George C. Chan                                   18,832,355             -    1,759,676            -            -
     Robert C. Harris, Jr.                            19,131,791             -    1,460,240            -            -
     Ronald I. Simon                                  18,801,259             -    1,790,772            -            -

2.   Appoint KPMG LLP as independent auditors         20,109,209       358,843            -      123,986        8,884

Shareholders approved both the election of Directors and the appointment of KPMG LLP as SoftNet Systems' independent auditors.

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

                                  Company Risks

The Company has a Limited History Operating Internet Businesses, which may make it Difficult to Evaluate the Company's Performance and Prospects

Any evaluation of the Company's businesses will be difficult because of its limited operating history in the Internet access and services business. The Company acquired ISP Channel, Inc. ("ISP Channel") in June 1996, Intelligent Communications, Inc. ("Intellicom") in February 1999 and formed Aerzone Corporation ("Aerzone") in January 2000. Prior to 1996, the Company did not have any experience in businesses related to the Internet or high technology, and since the acquisition of Intellicom in February 1999 and the discontinuance of the businesses of ISP Channel and Aerzone in December 2000, the nature of the Company's business has changed. As a result, the Company's historical financial information may not be indicative of the Company's future results, and the Company's prospects are difficult to predict and may change rapidly.

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

The Company has a History of Losses and Expects to Incur Losses in the Future

The Company has sustained substantial losses over the last five fiscal years and expects to continue to report net losses for the foreseeable future. For the six months ended March 31, 2001, the Company had a net loss of $42,117,000. As of March 31, 2001, the Company had an accumulated deficit of $374,717,000. The Company expects to incur additional losses and experience negative cash flows related to capital expenditures and operating expenses as Intellicom expands its satellite-based Internet services. These efforts may be more expensive than the Company currently anticipates. The Company cannot guaranty it will ever achieve profitability or reduce its accumulated deficit.

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

New Members of the Company's Management Team will have to Effectively Integrate to Implement its Strategies

The Company depends on the ability of its management team to effectively execute its strategies. Because certain members of the Company's management team have worked together for a short period of time, the Company needs to integrate these officers into its operations. To integrate into the Company's operations, these individuals must spend a significant amount of time learning the Company's business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has and will continue to result in some disruption to the Company's ongoing operations. If the Company fails to complete this integration in an efficient manner, the Company's business and financial results will suffer.

If the Company is unable to Successfully Integrate Future Acquisitions into the Company's Operations, then the Company's Results and Financial Condition may be Adversely Affected

In addition to the recent acquisitions of Intellicom and Laptop Lane, the Company may acquire other businesses. The Company cannot predict if or when any prospective acquisitions will occur or the likelihood that they will be completed on favorable terms. Acquiring a business involves many risks, including:

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

The Company's Equity Investments in Other Companies may not yield any Returns

The Company has made equity investments in several Internet-related companies, including joint ventures in other countries. In most instances, these investments are in the form of illiquid securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. The Company's investments in these companies may not yield any return. Furthermore, if these companies are not successful, the Company could incur charges related to the provision for or write-off of assets. For example, the Company wrote down equity investments by $12,993,000. The Company may make additional investments in the future. Losses or charges resulting from these investments could harm the Company's operating results.

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

                                Intellicom Risks

Intellicom  may  Fail  if its  Products  and  Services  do not  Gain  Commercial
Acceptance

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

Intellicom Derives a Significant Portion of its Revenues from Providing Equipment and Internet Services to a Limited Number of Customers which Presents Credit Risks and could cause Increased Expenses or Losses of Future Revenue

For the six months ended March 31, 2001, sales to Intellicom's largest customer, Tricom, S.A., accounted for approximately 34% of Intellicom's net revenue and as of March 31, 2001, Tricom, S. A. accounted for approximately 93% of Intellicom's total accounts receivable. Intellicom expects that a small number of customers will continue to account for a significant portion of its revenue for the foreseeable future. If any one of Intellicom's customers, especially Tricom, discontinues its relationship for any reason, Intellicom may suffer a significant reduction to its future revenue and may incur significant losses.

Intellicom Depends on Third-Party Carriers to Maintain its Networks and any Interruption of its Operations due to the Failure to Maintain such Networks would have a Material Adverse Effect on the Company's Business, Financial Condition and Prospects

Intellicom's success will depend upon the capacity, reliability and security of the network used to carry data between its subscribers and the Internet. A portion of the network used by Intellicom, is owned by third parties, and accordingly Intellicom has no control over its quality and maintenance. Currently, Intellicom has a transit agreement with MCIWorldCom to support the exchange of traffic between its network operations centers and the Internet. In addition, Intellicom has agreements with SatMex and GE Americom for satellite transponder space. The failure of any other link in the delivery chain resulting in an interruption of Intellicom's operations would have a material adverse effect on the Company's business, financial condition and prospects.

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

Intellicom has a Lengthy and Complex Sales Cycle, which may Require it to Commit Significant Resources Prior to Receiving Revenues

Intellicom targets large enterprises as ideal customers. Because the purchase of Intellicom's products and services is a significant investment for its customer base, Intellicom's customers generally take a long time to evaluate Intellicom's products and services. Most of Intellicom's customers will evaluate its products and services in a process involving multiple people and departments. In addition, Intellicom's customers may have concerns about the introduction or announcement of new products, services and technologies, whether by Intellicom or by others, as well as requests for product or service enhancements.
Accordingly, Intellicom has and expects to continue to expend significant resources educating prospective customers about the uses and benefits of its services. Intellicom's limited historical experience indicates that its sales cycle can range from three months to twelve months, although the cycle could be longer due to significant delays over which Intellicom has little or no control, such as the budgeting and approval process of its customers. As a result of this long sales cycle, Intellicom may take a substantial amount of time to generate revenue from sales efforts. In addition, any delay in selling Intellicom's products and services could lead prospective customers to find alternatives from a competitor or to develop an in-house solution. Further, Intellicom may spend a significant amount of time and money on a potential customer that ultimately does not purchase its services.

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

Problems Associated with Operating in International Markets could Prevent Intellicom from Achieving or Sustaining its Intended Growth

The  majority  of   Intellicom's   business  will  be  derived  from  government
organizations, ISPs and other businesses located in foreign countries. Intellicom's failure to manage its international operations effectively would limit the future growth of its business. Intellicom faces certain inherent challenges in conducting international operations, such as:

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

A Perceived or Actual Failure by Intellicom to Achieve or Maintain High Speed Data Transmission could Significantly Reduce Consumer Demand for its Services and have a Material Adverse Effect on the Company's Business, Financial Condition and Prospects

Intellicom's ability to connect and manage a substantial number of online subscribers at high transmission speeds is unknown. Intellicom faces risks related to its ability to scale up to potential subscriber levels while maintaining superior performance. The actual downstream data transmission speeds for each customer may be slower and will depend on a variety of factors, including:

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

                                ISP Channel Risks

The Company may face Unexpected Liabilities in Winding Down the Business of ISP Channel

The Company has determined that it is in the best interests of the Company and its shareholders to wind down the business of ISP Channel. While the Company expects the process of winding down ISP Channel to be substantially complete by June 30, 2001, there can be no assurances that it will be able to do so. The Company expects to incur significant costs related to terminating cable affiliate and other contracts, reducing the workforce and recovering and disposing of deployed assets. In addition, the Company may face litigation from customers, cable affiliates and others with respect to such winding down activities.

                                  Aerzone Risks

The Company may face Unexpected Liabilities in Winding Down the Business of Aerzone

The Company has determined that it is in the best interests of the Company and its shareholders to wind down the business of Aerzone. While the Company expects the process of winding down Aerzone (with the exception of the sale of the Laptop Lane business) to be substantially complete by June 30, 2001, there can be no assurances that it will be able to do so. The Company expects to incur costs related to terminating airport and other contracts, reducing the workforce and recovering and disposing of deployed assets. In addition, the Company may face litigation with respect to such winding down activities.

Further, the Company may be unsuccessful in its efforts to sell the Laptop Lane business. There can be no assurance that a buyer will be found at an acceptable price or that the business can be sold for any particular amount of cash, securities or other consideration.

 Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits
     Exhibit No.
                             Description of Document
    ==============

             3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

             3.2 By-Laws of the Company. Incorporated by reference to the Company's Registration Statement on Form S-3/A dated April 22, 1999.



(b)  Reports on Form 8-K:

    Current report on Form 8-K filed with the Commission on January 26, 2001 Current report on Form 8-K filed with the Commission on February 5, 2001. Current report on Form 8-K filed with the Commission on April 10, 2001. Current report on Form 8-K filed with the Commission on May 2, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ Ronald I. Simon                                    Date:       May 8, 2001
---------------------------------------------------               ------------
Ronald I. Simon
Acting Chief Executive Officer and
Acting Chief Financial Officer