Form 10-Q
period 2001-06-30
SOFTNET SYSTEMS INC
filed 2001-08-07
CIK 97196

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                            -------------------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 OR

| | Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No.: 1-5270

                              SOFTNET SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                       11-1817252
      --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

650 Townsend Street, Suite 225, San Francisco, California           94103
---------------------------------------------------------           -----
   (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (415) 365-2500
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at July 31, 2001
             -----                                 ----------------------------
  Common stock, $0.01 par value                              25,171,275


================================================================================

                     SoftNet Systems, Inc. and Subsidiaries
                                      Index

                                                                                                                    Page
                                                                                                                    ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2001 and September 30, 2000 ..........................  2

         Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2001 and 2000 ................................................................................................  3

         Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000 ..........  4

         Notes to Condensed Consolidated Financial Statements ......................................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..................... 12

Item 3   Quantitative and Qualitative Disclosures About Market Risk ................................................ 19

PART II- OTHER INFORMATION

Item 1   Legal Proceedings ......................................................................................... 20

Item 2   Changes in Securities ..................................................................................... 20

Item 3   Defaults Upon Senior Securities ........................................................................... 20

Item 4   Submission of Matters to a Vote of Security Holders ....................................................... 20

Item 5   Other Information ......................................................................................... 21

Item 6   Exhibits and Reports on Form 8-K .......................................................................... 29


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SoftNet Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)



                                                                                       June 30,  September 30,
                                                                                        2001          2000
                                                                                        ----          ----
                                       ASSETS

Current assets:
   Cash and cash equivalents .....................................................   $  11,999    $  44,731
   Short-term investments, available for sale ....................................      65,974      127,403
   Accounts receivable, net of allowance for doubtful accounts of $196 and $68,
     respectively ................................................................       2,258        2,558
   Notes receivable ..............................................................       1,000        2,100
   Inventory, net ................................................................       1,583        4,128
   Other current assets ..........................................................       1,414        1,272
                                                                                     ---------    ---------

Total current assets .............................................................      84,228      182,192

Restricted cash ..................................................................       1,439        1,492
Property and equipment, net of accumulated depreciation of $1,665 and $1,172,
   respectively ..................................................................       3,869        4,679
Intangibles, net of accumulated amortization of $0 and $3,828, respectively ......        --         12,257
Accounts receivable, non current portion .........................................       2,061        3,409
Long-term equity investments .....................................................       1,484        7,734
Other assets .....................................................................         244          543
                                                                                     ---------    ---------

                                                                                     $  93,325    $ 212,306
                                                                                     =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................................   $     366    $   3,530
   Net liabilities associated with discontinued operations .......................       7,884       56,595
   Other accrued expenses ........................................................       4,319        6,002
   Current portion of long-term debt .............................................         161        2,161
                                                                                     ---------    ---------

Total current liabilities ........................................................      12,730       68,288

Long-term debt, net of current portion ...........................................       1,444        2,104
Business acquisition liability ...................................................          --        2,000
                                                                                     ---------    ---------

Total liabilities ................................................................      14,174       72,392
                                                                                     ---------    ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,970,000 shares designated, no shares issued
     and outstanding .............................................................          --           --
   Common stock, $0.01 par value, 100,000,000 shares authorized; 27,447,798 and
     28,523,474 shares issued; 25,157,298 and 28,113,974 shares outstanding,
     respectively ................................................................         275          264
   Additional-paid-in capital ....................................................     480,255      503,802
   Deferred stock compensation ...................................................      (4,296)     (28,577)
   Accumulated other comprehensive loss ..........................................        (448)        (696)
   Accumulated deficit ...........................................................    (387,498)    (332,600)
   Treasury stock, at cost, 2,290,500 and 409,500 shares, respectively ...........      (9,137)      (2,279)
                                                                                     ---------    ---------

Total stockholders' equity .......................................................      79,151      139,914
                                                                                     ---------    ---------

                                                                                     $  93,325    $ 212,306
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

                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)



                                                          Three Months              Nine Months
                                                          Ended June 30,            Ended June 30,
                                                     ---------------------   ----------------------
                                                           2001     2000         2001         2000
                                                           ----     ----         ----         ----

Net sales .........................................   $    811    $  5,972    $  3,211    $  6,644
Cost of sales .....................................      1,406       5,350       7,995       6,991
                                                      --------    --------    --------    --------

   Gross profit (loss) ............................       (595)        622      (4,784)       (347)
                                                      --------    --------    --------    --------

Operating expenses:
   Selling and marketing, exclusive of non-cash
     compensation expense (benefit) of $0, $0, $0
     and $(166), respectively .....................        304       1,329       2,148       3,686
   Engineering, exclusive of non-cash compensation
     expense (benefit) of $(5), $42, $61 and $11,
     respectively .................................        854       1,531       3,710       2,810
   General and administrative, exclusive of
     non-cash compensation expense (benefit) of
     $483, $3,921, $(1,087) and $13,172,
     respectively .................................      2,374       3,728       8,748       9,468
   Depreciation ...................................        286         263         975         662
   Amortization ...................................         --         575       1,149       1,723
   Non-cash compensation expense (benefit) related
     to stock options .............................        478       3,963      (1,026)     13,017
   Provision for impaired assets ..................      3,684          --      28,553          --
   Restructuring expense ..........................      1,290          --       5,190          --
                                                      --------    --------    --------    --------

Total operating expenses ..........................      9,270      11,389      49,447      31,366
                                                      --------    --------    --------    --------
Loss from continuing operations before other income
   (expense), income taxes, discontinued operations
   and extraordinary item .........................     (9,865)    (10,767)    (54,231)    (31,713)
Other income (expense):
   Interest income ................................      1,230       3,324       5,525       8,887
   Interest expense ...............................         (4)       (108)        (89)       (425)
   Equity in net losses of investee companies .....         --        (191)       (394)       (191)
   Miscellaneous expense, net .....................        (42)         (1)       (207)        (36)
                                                      --------    --------    --------    --------

Loss from continuing operations before income
   taxes, discontinued operations and extraordinary
   item ...........................................     (8,681)     (7,743)    (49,396)    (23,478)
Provision for income taxes ........................         --          --          --          --
                                                      --------    --------    --------    --------

Loss from continuing operations before discontinued
   operations and extraordinary item ..............     (8,681)     (7,743)    (49,396)    (23,478)
Loss from discontinued operations, net of tax .....         --     (18,247)         --     (45,248)
Loss on disposition of discontinued operations, net
   of tax .........................................     (4,100)         --      (6,828)         --
Extraordinary item - Gain on settlements of
   outstanding obligations, net of tax ............         --          --       1,326          --
                                                      --------    --------    --------    --------

Net loss ..........................................   $(12,781)   $(25,990)   $(54,898)   $(68,726)
                                                      ========    ========    ========    ========

Basic and diluted loss per common share:
   Loss from continuing operations ................   $  (0.35)   $  (0.30)   $  (1.98)   $  (1.03)

   Discontinued operations ........................      (0.16)      (0.72)      (0.27)      (1.99)
   Extraordinary item .............................         --          --        0.05          --
                                                      --------    --------    --------    --------
   Net loss .......................................   $  (0.51)   $  (1.02)   $  (2.20)   $  (3.02)
                                                      ========    ========    ========    ========
Shares used to compute basic and diluted loss per
   common share ...................................     25,157      25,368      24,974      22,742
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

                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                                       Nine months ended June 30,
                                                                                       --------------------------
                                                                                          2001            2000
                                                                                          ----            ----
Cash flows from operating activities:

   Net loss .......................................................................$    (54,898) $    (68,726)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss from discontinued operations ............................................          --        45,248
     Loss on disposal of discontinued operations ..................................       6,828            --
     Extraordinary item - gain on settlements of outstanding obligations ..........      (1,326)           --
     Provision for impaired assets ................................................      28,553            --
     Provision for restructuring costs ............................................       5,190            --
     Depreciation and amortization ................................................       2,124         2,385
     Amortization of deferred stock compensation expense (benefit) ................      (1,026)       13,017
     Amortization of deferred debt issuance costs .................................        --              53
     Provision for doubtful accounts ..............................................         178           224
     Provision for inventory losses ...............................................       4,642            --
     Loss on sale of property and equipment .......................................          35            --
     Equity in net losses of investee companies ...................................         394           191
     Realized gain on sale of short-term investments ..............................          (2)           --
     Changes in operating assets and liabilities (net of effect of acquisitions and discontinued operations):
       Decrease (increase) in accounts receivable, net ............................       1,470       (4,169)
       Increase in inventory ......................................................      (2,097)      (2,398)
       Increase in other current assets ...........................................        (233)      (3,428)
       Decrease (increase) in other assets ........................................         111           (3)
       Decrease in accounts payable and accrued expenses ..........................      (9,984)      (3,212)
                                                                                      ---------    ---------

Net cash used in operating activities of continuing operations ....................     (20,041)     (20,818)
Net cash used in operating activities of discontinued operations ..................     (57,900)     (29,586)
                                                                                      ---------    ---------

Net cash used in operating activities .............................................     (77,941)     (50,404)
                                                                                      ---------    ---------

Cash flows from investing activities:

   Proceeds from maturities and sales (payment for purchases) of short-term
     investments, net .............................................................      51,648     (102,669)
   Proceeds from sale of property and equipment ...................................          23           --
   Payment for purchase of Laptop Lane Limited, net of cash acquired ..............        --         (1,166)
   Payments for purchase of equity investments ....................................        (766)      (7,529)
   Payment for purchase of property and equipment .................................      (1,420)      (2,033)
   Disbursement for promissory notes issued .......................................          --       (6,600)
   Payment for purchase of intangibles ............................................          --          (10)
   Payment received on note receivable ............................................          --        1,000
                                                                                      ---------    ---------

Net cash provided by (used in) investing activities of continuing operations ......      49,485     (119,007)
Net cash provided by (used in) investing activities of discontinued operations ....      10,146      (12,113)
                                                                                      ---------    ---------

Net cash provided by (used in) investing activities ...............................      59,631     (131,120)
                                                                                      ---------    ---------

Cash flows from financing activities:
   Proceeds from sale of common stock, net of selling costs .......................          --      128,643
   Proceeds from exercise of warrants .............................................          --        1,538
   Proceeds from exercise of options ..............................................          --        3,655
   Proceeds from purchase of common stock by employee stock purchase plan .........          77           --
   Payment for purchase of treasury stock .........................................      (6,858)          --
   Payment of long-term debt and liability related to anniversary issuance of
     common stock to former Intelligent Communications, Inc. stockholders .........      (2,490)          (1)
   Principal payments of long-term debt ...........................................        (660)          --
                                                                                      ---------    ---------

Net cash provided by (used in) financing activities of continuing operations ......      (9,931)     133,835
Net cash provided by (used in) financing activities of discontinued operations ....      (4,467)         156
                                                                                      ---------    ---------

Net cash provided by (used in) financing activities ...............................     (14,398)     133,991
Foreign exchange effect on cash and cash equivalents ..............................         (24)          --
                                                                                      ---------    ---------

Net decrease in cash and cash equivalents .........................................     (32,732)     (47,533)
Cash and cash equivalents, beginning of period ....................................      44,731       89,499
                                                                                      ---------    ---------

Cash and cash equivalents, end of period ..........................................   $  11,999    $  41,966
                                                                                      =========    =========




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments, except as otherwise noted) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations, and cash flows as of and for the interim periods ended June 30, 2001 and 2000.

     SoftNet Systems, Inc.'s annual report on Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2000 was derived from SoftNet Systems, Inc. and Subsidiaries (the "Company") audited consolidated financial statements.

     The results of operations for the three months and the nine months ended June 30, 2001 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements presented for the three months and the nine months ended June 30, 2000 have been restated for the effects of the discontinued operations.

     In June 1998, the the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS 133, as amended by FASB Statement No. 137 ("SFAS 137"), Accounting for Derivative Instruments and Hedging Activities
     - Deferral of the effective date of FASB Statement No. 133, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As required by SFAS 137, the Company adopted SFAS 133 on October 1, 2000. In June 2000, the FASB issued Statement No. 138 ("SFAS 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 138 addresses certain issues related to the implementation of SFAS 133, but did not change the basic model of SFAS 133 or further delay the implementation of SFAS 133. To date, the Company has not invested in derivative instruments and has not engaged in hedging activities. Accordingly, the effects of adopting SFAS 133 did not have an impact on the Company's financial position, results of operations or cash flows.

2.   Discontinued Operations

     Discontinued Operations of Aerzone Corporation ("Aerzone")

     On December 19, 2000, the Company decided to discontinue the business of Aerzone, a Delaware corporation, in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The Company is attempting to sell Laptop Lane Limited ("Laptop Lane"), a part of the Aerzone business. Although it is difficult to predict the final results, the loss from discontinued operations includes management's estimates of costs to wind down the business, costs to settle its outstanding liabilities, and estimated proceeds from the sale of assets including Laptop Lane. The actual results could differ materially from these estimates. The operating results of Aerzone have been segregated from continuing operations and are reported as loss from discontinued operations, net of tax on the consolidated statements of operations for the three months and the nine months ended June 30, 2000. The assets and liabilities of such operations are included in net liabilities associated with discontinued operations on the condensed consolidated balance sheets as of June 30, 2001 and September 30, 2000.

     Operating results of Aerzone for the three months and the nine months ended June 30, 2000 are as follows (in thousands):

                                            Three months     Nine months
                                                ended           ended
                                            June 30, 2000   June 30, 2000
                                            -------------   -------------

           Revenues .................       $         902   $         902
                                            ==============   ============

           Loss before income taxes .       $      (2,730)  $      (2,730)
           Provision for income taxes                  --              --
                                            --------------   -------------

           Net loss .................       $      (2,730)  $      (2,730)
                                            ==============   =============

Net liabilities associated with discontinued operations of Aerzone at June 30, 2001 and September 30, 2000 are as follows (in thousands):

                                                 June 30,   September 30,
                                                   2001         2000
                                                   ----         ----

   Current assets ...................           $    --      $  1,851
   Property, plant and equipment, net                --         4,226
   Other assets .....................                --           241
                                                --------     --------

   Total assets .....................           $    --      $  6,318
                                                ========     ========

   Current liabilities ..............           $(5,135)     $ 25,202
                                                ========     ========

   Net liabilities associated with
     discontinued operations ........           $(5,135)     $(18,884)
                                                ========     ========

The Company increased the estimated loss on disposal reserve of Aerzone by $15,836,000 for the nine months ended June 30, 2001, primarily as a result of the Company reducing the estimated proceeds from the sale of Laptop Lane and increasing estimated discontinued operating costs. The Company recognized additional estimated loss on disposal provision of Aerzone of $8,736,000 for the three months ended March 31, 2001 and $7,100,000 for the three months ended June 30, 2001. The estimated loss on disposal reserve of Aerzone is reflected in net liabilities of discontinued operations of the condensed consolidated balance sheet as of June 30, 2001, and the corresponding charge is reflected in loss on disposal of discontinued operations, net of tax on the condensed consolidated statement of operations for the three and nine months ended June 30, 2001.

Discontinued Operations of ISP Channel, Inc. ("ISP Channel")

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through ISP Channel by June 30, 2001, due to (1) consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining ISP Channel. The process of winding down ISP Channel was substantially completed by June 30, 2001. Although it is difficult to predict the final results, the loss from discontinued operations includes management's estimates of costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. The actual results could differ materially from these estimates. The operating results of ISP Channel have been segregated from continuing operations and are reported as loss from discontinued operations, net of tax on the consolidated statements of operations for the three months and the nine months ended June 30, 2000. The assets and liabilities of such operations are included in net liabilities associated with discontinued operations on the condensed consolidated balance sheets as of June 30, 2001 and September 30, 2000.

Operating results of ISP Channel for the three months and the nine months ended June 30, 2000 are as follows (in thousands):

                                             Three months    Nine months
                                                ended           ended
                                            June 30, 2000   June 30, 2000
                                            -------------   -------------

          Revenues .................         $    1,701       $  3,996
                                             ==========       ========

          Loss before income taxes .         $  (15,517)      $(42,518)
          Provision for income taxes                 --             --
                                             ----------       --------

          Net loss .................         $  (15,517)      $(42,518)
                                             ==========       ========

Net liabilities associated with discontinued operations of ISP Channel at June 30, 2001 and September 30, 2000, are as follows (in thousands):

                                                   June 30,   September 30,
                                                    2001         2000
                                                    ----         ----

             Current assets ...................   $   201     $  4,170
             Property, plant and equipment, net        --       12,890
             Other assets .....................        --          222
                                                  -------     --------

             Total assets .....................   $   201     $ 17,282
                                                  =======     ========

             Current liabilities ..............   $ 2,890     $ 47,237
             Long-term debt ...................        --        1,615
             Capital lease obligation .........        60        6,141

             Total liabilities ................   $ 2,950     $ 54,993
                                                  =======     ========

             Net liabilities associated with
             discontinued operations ..........   $(2,749)    $(37,711)
                                                  =======     ========

     On February 16, 2001, the Company and ISP Channel entered into agreements with Mediacom LLC ("Mediacom"), to terminate Mediacom's affiliate relationship with ISP Channel. As part of these agreements Mediacom released all obligations under the affiliate agreement with ISP Channel and returned 1,300,000 restricted common stock shares of the Company, and in exchange received certain equipment, a $3,768,000 payment from the Company, and the Company unrestricted 800,000 shares of its common stock valued at $1,500,000 that was held by Mediacom.

     Mediacom currently holds a total of 2,200,000 unrestricted common stock shares. Pursuant to these agreements, neither the Company nor ISP Channel has any further material obligation to Mediacom.

     The Company decreased the estimated loss on disposal reserve of ISP Channel by $9,008,000 for the nine months ended June 30, 2001, primarily as a result of the Company experiencing better than previously estimated contract settlements. The Company reduced the estimated loss on disposal reserve of ISP Channel by $6,008,000 for the three months ended March 31, 2001 and $3,000,000 for the three months ended June 30, 2001. The estimated loss on disposal reserve of ISP Channel is reflected in net liabilities of discontinued operations of the condensed consolidated balance sheet as of June 30, 2001, and the corresponding benefit is reflected in loss on disposal of discontinued operations, net of tax on the condensed consolidated statement of operations for the three and nine months ended June 30, 2001.

3.   Restructuring Charge

     On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. As a result of this plan, the Company established a $3,900,000 restructuring reserve, which consists primarily of severance costs for affected employees, and is reflected in other accrued expenses on the condensed consolidated balance sheet as of June 30, 2001. Through June 30, 2001, $3,329,000 of severance payments has been applied to this reserve. The remainder of $571,000 will be utilized for severance for identified employees and relocation costs of Company headquarters.

     In an effort to bring Intelligent Communications, Inc. ("Intellicom") to profitability, the Company initiated an overall cost cutting program and organizational restructuring during May 2001. As a result of the organizational restructuring, the Company established a $1,290,000 retructuring reserve, which consists of severance costs for affected employees and shut down costs for certain offices, and is reflected in other accrued expenses on the condensed consolidated balance sheet as of June 30, 2001. Through June 30, 2001, $397,000 of severance payments, and write offs of leasehold improvements and office furniture related to the various offices have been applied to this reserve. The remainder of $893,000 will be utilized for severance for identified employees and leasehold termination obligations related to the various offices.

4.   Cash, Cash Equivalents and Short-Term Investments, Available-for-Sale

     Cash equivalents consist of securities with maturities of three months or less at date of purchase. Short-term investments, available-for-sale are carried at fair value based on quoted market prices. Net unrealized holding losses amounted to $428,000 , which is based on management's assessment of its ability to sell certain securities at market value on June 30, 2001, and is reflected in accumulated other comprehensive loss on the condensed consolidated balance sheet as of June 30, 2001.

     Short-term investments, available-for-sale as of June 30, 2001, consist of $10,854,000 of debt securities that mature between three months to one year, $55,056,000 of debt securities that mature between one to five years, and $64,000 of common stock. Cash, cash equivalents and short-term investments, available-for-sale consisted of the following as of June 30, 2001 (in thousands):



                                                                      Unrealized      Unrealized
                                                              Cost          gain           loss           Market
                                                              ----          ----           ----           ------
        Cash and cash equivalents:
           Cash ....................................  $       1,645  $            -  $           -  $        1,645
           Foreign debt securities .................          2,002               -              -           2,002
           Money market funds ......................          8,352               -              -           8,352
                                                      -------------  --------------  -------------  --------------

                                                      $      11,999  $            -  $           -  $       11,999
                                                      =============  ==============  =============  ==============

        Short-term investments, available-for-sale:
           Market auction securities ...............  $      44,352  $            2  $           -  $       44,354
           Mortgage-backed securities ..............          3,000              10              -           3,010
           Foreign debt securities .................          2,999               4              -           3,003
           Corporate debt securities ...............         15,783                           (240)         15,543
           Common stock ............................            268               -           (204)             64
                                                      -------------  --------------  -------------  --------------

                                                      $      66,402  $           16  $        (444) $       65,974
                                                      =============  ==============  =============  ==============



     The Company recognized an other than temporary decline of certain short-term common stock investments, available-for-sale of $10,336,000 for the nine months ended June 30, 2001, as a result of these investee companies ability to remain viable. The Company recognized an other than temporary decline of $6,652,000 for the three months ended March 31, 2001 and $3,684,000 for the three months ended June 30, 2001, which is based on the change in purchase price at the date of acquisition and market value of the common stock investment at June 30, 2001. The other than temporary decline is reflected in the provision for impaired assets on the condensed consolidated statement of operations for the three months and nine months ended June 30, 2001.

5.   Inventory

     The Company established a $4,642,000 inventory reserve, consisting of $4,135,000 for the three months ended March 31, 2001 and $507,000 for the three months ended June 30, 2001. The inventory reserve is comprised of two components: obsolescence for inventory quantities in excess of anticipated sales using current technology and for reduction of inventory to market value. The inventory reserve is reflected in inventory, net on the condensed consolidated balance sheet as of June 30, 2001, and the charge for the inventory reserve is reflected in cost of sales on the condensed consolidated statement of operations for the three and nine months ended June 30, 2001.

6.   Equity Investments and Notes Receivable

     During March 2001, the Company recognized a permanent impairment of certain long-term equity investments, notes receivable, and related interest receivable in the amount of $7,109,000, as a result of problems facing these investee companies in attempting to raise needed follow-on financing to cover projected cash shortfalls under current stock market conditions. The permanent impairment is reflected in the provision for impaired assets on the condensed consolidated statement of operations for the nine months ended June 30, 2001.

7.   Intangible Assets

     During March 2001, the Company determined that the carrying value of the intangible asset associated with the developed technology from the acquisition of Intellicom exceeded its net realizable value as supported by an analysis of estimated undiscounted future cash flows. This impairment is a result of several companies introducing competing products and services, and reduced demand for Intellicom's products and services. Accordingly, the Company wrote off the remaining unamortized intangible amount of $11,108,000, which is reflected in the provision for impaired assets on the condensed consolidated statement of operations for the nine months ended June 30, 2001.

8.   Long-Term Debt and Business Acquisition Liability

     On November 15, 2000, the Company repaid the $660,000 principal balance of the 6% Convertible Subordinated Secured Debentures and the related accrued interest.

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

Long-term debt is summarized as follows (in thousands):


                                                                  June 30,      September 30,
                                                                    2001            2000
                                                                    ----            ----

        Convertible subordinated debentures .................. $        1,444  $         2,104
        Promissory notes .....................................              -            2,000
        Other ................................................            161              161
                                                               --------------  ---------------

                                                                        1,605            4,265
        Less current portion .................................           (161)          (2,161)
                                                               --------------  ---------------

                                                               $        1,444  $         2,104
                                                               ==============  ===============

9.   Supplemental Cash Flow Information

     The supplemental cash flow information is as follows (in thousands):



                                                                                 Nine months ended June 30,
                                                                                 --------------------------
                                                                                       2001       2000
                                                                                       ----       ----

Cash paid during the year for:
   Interest ...................................................................   $    355    $    269
   Income taxes ...............................................................         --          --

Non-cash investing and financing activities:

   Value assigned to debt conversion feature ..................................         --          34
   Common stock issued for:
     Acquisition of Laptop Lane Limited .......................................        332      16,620
     Payment of promissory note and related interest, and business acquisition
       liability to former Intelligent Communications, Inc. stockholders ......        199       1,499
     Payment of affiliate contract termination fees with Mediacom LLC .........      1,500          --
     Payment of cable affiliate launch incentives .............................         --      24,175
     Conversion of subordinated notes .........................................         --       9,887
   Decrease in additional-paid-in capital associated with termination of common
     stock options ............................................................    (25,644)    (14,556)
   Unrealized gain (loss) on short-term investments ...........................        272        (414)


10.  Segment Information

     The Company currently operates one business segment, satellite-based Internet services, through its wholly owned subsidiary Intellicom. Revenue for Intellicom consists primarily of (i) monthly service fees paid by customers for satellite service on a per very small aperture terminal ("VSAT") basis, (ii) VSAT-related equipment sales and (iii) from time to time contract termination fees from customers.

11.  Comprehensive Loss

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



                                                          Three months ended June 30,    Nine months ended June 30,
                                                          ---------------------------    --------------------------
                                                              2001           2000           2001            2000
                                                              ----           ----           ----            ----
Net loss ..........................................      $      (12,781) $     (25,990) $     (54,898) $      (68,726)
Unrealized gain (loss) on securities ..............               3,590           (283)           273            (414)
Foreign currency translation adjustments ..........                 (15)             -            (25)              -
                                                         --------------- -------------  -------------- --------------

Comprehensive loss                                       $       (9,206) $     (26,273) $     (54,650) $      (69,140)
                                                         ==============  =============  =============  ==============



12.  Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 addresses various topics in revenue recognition including the recognition of revenue for contracts involving multiple deliverables. Additionally, SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Accordingly, SAB 101 will be effective for the Company beginning July 1, 2001. Based on Management's current understanding and interpretation, SAB 101 will not have a material impact on the Company's consolidated financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets.

     SFAS 141 addresses the accounting for and reporting of business combinations. SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions, and eliminates the use of the pooling-of-interests method. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The Company believes SFAS 141 will not have a material effect on its consolidated financial statements.

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of the SFAS 142. For goodwill acquired by June 30, 2001, SFAS 142 is effective for all fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of SFAS 142. The Company believes SFAS 142 will not have a material effect on its consolidated financial statements.


13.  Subsequent Events

     On July 13, 2001, the Company entered into an agreement to sell its interest in China Broadband Corporation, consisting of 1,133,000 common stock shares and $1,700,000 promissory note and accrued interest, to Canaccord International Limited for $1,000,000. In anticipation of this transaction, the Company recognized an other than temporary decline of $9,630,000 related to the 1,133,000 common stock shares, and an permanent impairment of $768,000 related to the $1,700,000 promissory note and accrued interest for the nine months ended June 30, 2001. The company recognized $6,716,000 for the three months ended March 31, 2001, and $3,682,000 for the three months ended June 30, 2001. These amounts are reflected in the provision for impaired assets on the condensed consolidated statement of operations for the three months and nine months ended June 30, 2001.

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

Overview

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue its ISP Channel, Inc. ("ISP Channel") subsidiary operations by June 30, 2001 because of (1) consolidation in the cable industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. This was followed by an announcement on December 19, 2000, to discontinue the Aerzone Corporation ("Aerzone") business in light of, among other things, significant long-term capital needs and the difficulty of securing the necessary financing because of the financial markets. As part of the discontinuance of the Aerzone business, the Company announced its intent to sell the Laptop Lane Limited ("Laptop Lane") business.

The Company is currently exploring whether it will develop new lines of business as well as other alternative uses for the cash and other assets that will remain after the discontinuance of ISP Channel and Aerzone. To date the Board of Directors has not proposed a new strategic direction for SoftNet Systems.

The Company currently conducts its continuing operations through its wholly owned subsidiary, Intelligent Communications, Inc. ("Intellicom"), which provides two-way broadband satellite connectivity utilizing very small aperture terminal ("VSAT") technology to a wide variety of business customers.

Revenue for Intellicom consists primarily of (i) monthly service fees paid by customers for satellite service on a per VSAT basis, (ii) VSAT-related equipment sales, and (iii) from time to time, contract termination fees from customers.

Cost of sales for Intellicom consists primarily of connectivity cost and costs of VSAT equipment sold. Intellicom's connectivity cost consists primarily of satellite transponder fees. Currently, Intellicom has transponder space on one satellite, SatMex 5, which provides coverage over the continental United States, Caribbean and Latin America.

The Company reports operating expenses in several categories: (i) selling and marketing includes, in addition to the costs of selling and marketing the Company's services to end users, customer care and content production; (ii) engineering, which includes the costs of maintaining and manning the network operations center, field engineering and information technology; and (iii) general and administrative costs. Also included in operating expenses are depreciation, amortization and compensation related to stock options. Amortization expense consists primarily of the periodic write off of developed technology acquired. Compensation related to stock options relates primarily to the amortization of deferred stock compensation resulting from below market value stock options granted between October 1998 and March 1999.

In an effort to bring Intellicom to profitability, the Company initiated an overall cost cutting program and organizational restructuring, which includes the elimination of certain departments and closure of certain offices. As a result the Company expects Intellicom's costs to decrease in the foreseeable future.

The results of operations for the three months ended and the nine months ended June 30, 2000, have been restated for the effects of discontinued operations.

Results of operations for the three months ended June 30, 2001 compared to the three months ended June 30, 2000

Net Sales. Consolidated net sales are attributable entirely to Intellicom, which decreased $5,161,000, or 86%, to $811,000 for the three months ended June 30, 2001, compared to $5,972,000 for the three months ended June 30, 2000, primarily as a result of VSAT equipment sales to Tricom, S.A for the three months ended June 30, 2000. Net sales from Intellicom's core business of satellite-based Internet services increased $500,000, or 276%, to $681,000 for the three months ended June 30, 2001, compared to $181,000 for the three months ended June 30, 2000, primarily as a result of providing VSAT satellite service related to equipment sold to Tricom, S.A. Equipment sales decreased $5,474,000 to $72,000 for the three months ended June 30, 2001, compared to $5,546,000 for the three months ended June 30, 2000, primarily as a result of VSAT equipment sales to Tricom, S.A for the three months ended June 30, 2000. Other sources of sales decreased $187,000 to $58,000 for the three months ended June 30, 2001, compared to $245,000 for the three months ended June 30, 2000.

Cost of Sales. Consolidated cost of sales are attributable entirely to Intellicom, which decreased $3,944,000, or 74%, to $1,406,000 for the three months ended June 30, 2001, compared to $5,350,000 for the three months ended June 30, 2000, primarily as a result of VSAT equipment sales to Tricom, S.A for the three months ended June 30, 2000, offset by the write down of inventory to market value. The largest component of Intellicom's cost of sales is equipment costs, which amounted to $500,000, primarily consisting of the write down of inventory to market value, for the three months ended June 30, 2001; compared to $4,364,000, primarily consisting of equipment costs related to the VSAT equipment sales to Tricom, S.A., for the three months ended June 30, 2000. Intellicom's transponder fees decreased to $844,000 for the three months ended June 30, 2001, compared to $847,000 for the three months ended June 30, 2000.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of non-cash compensation expense of $0 for 2001 and $0 for 2000) decreased $1,025,000, or 77%, to $304,000 for the three months ended June 30, 2001, compared to $1,329,000 for the three months ended June 30, 2000.

Intellicom's selling and marketing expenses decreased $582,000, or 66%, to $295,000 for the three months ended June 30, 2001, compared to $877,000 for the three months ended June 30, 2000, primarily due to staff reductions as part of an organizational restructuring.

Corporate selling and marketing expenses decreased $443,000, or 98%, to $9,000 for the three months ended June 30, 2001, compared to $452,000 for the three months ended June 30, 2000, primarily as a result of eliminating the business development and public relations departments as part of a corporate restructuring.

Engineering. Consolidated engineering expenses (exclusive of non-cash compensation expense (benefit) of $(5,000) for 2001 and $42,000 for 2000) decreased $677,000, or 44%, to $854,000 for the three months ended June 30, 2001, compared to $1,531,000 for the three months ended June 30, 2000.

Intellicom's engineering expenses decreased $585,000, or 43%, to $783,000 for the three months ended June 30, 2001, compared to $1,368,000 for the three months ended June 30, 2000, primarily due to staff reductions as part of an organizational restructuring.

Corporate engineering expenses decreased $92,000, or 56%, to $71,000 for the three months ended June 30, 2001, as compared to $163,000 for the three months ended June 30, 2000, primarily as a result of eliminating the corporate technology department as part of a corporate restructuring.

General and Administrative. Consolidated general and administrative expenses (exclusive of non-cash compensation expense of $483,000 for 2001 and $3,921,000 for 2000) decreased $1,354,000, or 36%, to $2,374,000 for the three months ended June 30, 2001, compared to $3,728,000 for the three months ended June 30, 2000.

Intellicom's general and administrative expenses increased $198,000, or 35%, to $762,000 for the three months ended June 30, 2001, compared to $564,000 for the three months ended June 30, 2000, primarily as a result of increased personnel costs and leasing of additional offices in Livermore, California and Sunrise, Florida.

Corporate general and administrative expenses decreased $1,552,000, or 49%, to $1,612,000 for the three months ended June 30, 2001, compared to $3,164,000 for the three months ended June 30, 2000, primarily as a result of staff reductions as part of a corporate restructuring.

Depreciation and Amortization. Consolidated depreciation and amortization expenses decreased $552,000, or 66%, to $286,000 for the three months ended June 30, 2001, compared to $838,000 for the three months ended June 30, 2000.

Intellicom's depreciation and amortization expense decreased $531,000, or 72%, to $208,000 for the three months ended June 30, 2001, compared to $739,000 for the three months ended June 30, 2000, primarily due to no amortization expense for the three months ended June 30, 2001, as a result of the write off of the intangible asset associated with the developed technology from the acquisition of Intellicom, offset by the increased depreciation related to office furniture and equipment for the network operations center, and the additional offices in Livermore, California and Sunrise, Florida.

Corporate depreciation and amortization expense decreased $21,000, or 22%, to $78,000 for the three months ended June 30, 2001, compared to $99,000 for the three months ended June 30, 2000, primarily due to decreased depreciation as a result of the write off of the leasehold improvements and office furniture associated with vacated office space.

Non-Cash Compensation Expense/Benefit Related to Stock Options. The Company recognized a non-cash compensation expense related to stock options of $478,000 for the three months ended June 30, 2001, as compared to non-cash compensation expense related to stock options of $3,963,000 for the three months ended June 30, 2000. For the three months ended June 30, 2001, non-cash compensation expense (benefit) related to stock options consisted of $479,000 related to employee stock options, and $(1,000) related to non-employee options, and for the three months ended June 30, 2000, non-cash compensation expense (benefit) related to stock options consisted of $4,340,000 related to employee stock options and $(377,000) related to non-employee options.

Non-cash compensation benefits are recognized following the reversal of previously accrued expenses in respect to stock option terminations as result of corporate restructuring. Non-cash compensation expense related to stock options should continue to decrease or generate a benefit, as the Company continues to reduce its staff due to its discontinued operations and corporate restructuring.

Provision for Impaired Assets. The Company recognized a charge of $3,684,000 for the three months ended June 30, 2001, for the write off of short-term equity securities, available-for-sale.

Restructuring Expense. The Company recognized a restructuring expense of $1,290,000 for the three months ended June 30, 2001, related to a plan to downsize the Intellicom staff and shut down various offices.

Interest Income. Consolidated interest income decreased $2,094,000, or 63%, to $1,230,000 for the three months ended June 30, 2001, compared to $3,324,000 for the three months ended June 30, 2000, primarily as a result of the decrease in cash, cash equivalents and short-term investments, available-for-sale, and lower interest rates.

Interest Expense. Consolidated interest expense decreased $104,000, or 96%, to $4,000 for the three months ended June 30, 2001, compared to $108,000 for the three months ended June 30, 2000. This decrease is primarily due to the conversion of the 9% senior subordinated convertible notes, payment of the 6% subordinated convertible notes, and payment of the 8.5% promissory note to former Intellicom stockholders.

Miscellaneous Expense, Net. Miscellaneous expense was $42,000 for the three months ended June 30, 2001, compared to miscellaneous expense of $1,000 for the three months ended June 30, 2000.

Income Taxes. The Company made no provision for income taxes for the three months ended June 30, 2001 and 2000, as a result of the Company's continuing losses.

Loss from Discontinued Operations. The Company recognized a $4,100,000 loss from discontinued operations for the three months ended June 30, 2001, compared to a loss of $18,247,000 for the three months ended June 30, 2000. This consisted of a $3,000,000 gain on the disposal of ISP Channel, resulting from lower than anticipated costs of closing ISP Channel, and a $7,100,000 loss on the disposal of Aerzone, resulting primarily from the reduction of the anticipated sales price of Laptop Lane, for the three months ended June 30, 2001. This is compared to a $15,517,000 net loss from the operations of ISP Channel and a $2,730,000 net loss from the operations of Aerzone for the three months ended June 30, 2000.

Net Loss. The Company had a net loss of $12,781,000, or a net loss per share of $0.51, for the three months ended June 30, 2001, compared to a net loss of $25,990,000, or a net loss per share of $1.02, for the three months ended June 30, 2000.

Results of operations for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000

Net Sales. Consolidated net sales are attributable entirely to Intellicom, which decreased $3,433,000, or 52%, to $3,211,000 for the nine months ended June 30, 2001, compared to $6,644,000 for the nine months ended June 30, 2000, primarily as a result of VSAT equipment sales to Tricom, S.A for the nine months ended June 30, 2000. Net sales from Intellicom's core business of satellite-based Internet services increased $1,376,000, or 221%, to $1,998,000 for the nine months ended June 30, 2001, as compared to $622,000 for the nine months ended June 30, 2000, primarily as a result of providing VSAT satellite service related to equipment sold to Tricom, S.A. Equipment sales decreased $5,012,000 to $631,000 for the nine months ended June 30, 2001, compared to $5,643,000 for the nine months ended June 30, 2000, primarily as a result of VSAT equipment sales to Tricom, S.A for the nine months ended June 30, 2000. Other sources of sales increased $203,000 to $582,000 for the nine months ended June 30, 2001, compared to $379,000 for the nine months ended June 30, 2000, primarily as a result of termination fees.

Cost of Sales. Consolidated cost of sales increased $1,004,000, or 14%, to $7,995,000 for the nine months ended June 30, 2001, compared to $6,991,000 for the nine months ended June 30, 2000, primarily as a result of the write down of inventory to market value for the nine months ended June 30, 2001 and the space segment leasing of a full transponder beginning on December 1, 1999, offset by VSAT equipment sales to Tricom, S.A for the nine months ended June 30, 2000. The largest component of Intellicom's cost of sales is equipment costs, which amounted to $5,088,000, primarily consisting of the write down of inventory to market value, for the nine months ended June 30, 2001; compared to $4,443,000, primarily consisting of equipment costs related to the VSAT equipment sales to Tricom, S.A., for the nine months ended June 30, 2000. Intellicom's transponder fees increased to $2,614,000 for the nine months ended June 30, 2001, compared to $2,203,000 for the nine months ended June 30, 2000.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of non-cash compensation expense (benefit) of $0 for 2001 and $(166,000) for 2000) decreased $1,538,000, or 42%, to $2,148,000 for the nine months ended June 30, 2001, compared to $3,686,000 for the nine months ended June 30, 2000.

Intellicom's selling and marketing expenses decreased $86,000, or 4%, to $1,952,000 for the nine months ended June 30, 2001, compared to $2,038,000 for the nine months ended June 30, 2000, primarily as a result of staff reductions as part of a organizational restructuring.

Corporate selling and marketing expenses decreased $1,452,000, or 88%, to $196,000 for the nine months ended June 30, 2001, compared to $1,648,000 for the nine months ended June 30, 2000, primarily as a result of eliminating the business development and public relations departments as part of a corporate restructuring.

Engineering. Consolidated engineering expenses (exclusive of non-cash compensation expense (benefit) of $61,000 for 2001 and $11,000 for 2000) increased $900,000, or 32%, to $3,710,000 for the nine months ended June 30, 2001, as compared to $2,810,000 for the nine months ended June 30, 2000.

Intellicom's engineering expenses increased $682,000, or 27%, to $3,181,000 for the nine months ended June 30, 2001, compared to $2,499,000 for the nine months ended June 30, 2000, primarily as a result of increased personnel costs to support the then-anticipated future business.

Corporate engineering expenses increased $218,000, or 70%, to $529,000 for the nine months ended June 30, 2001, compared to $311,000 for the nine months ended June 30, 2000, primarily as a result of the formation of an information technology department, offset by the elimination of the corporate technology department as part of a corporate restructuring.

General and Administrative. Consolidated general and administrative expenses (exclusive of non-cash compensation expense (benefit) of $(1,087,000) for 2001 and $13,172,000 for 2000) decreased $720,000, or 8%, to $8,748,000 for the nine months ended June 30, 2001, compared to $9,468,000 for the nine months ended June 30, 2000.

Intellicom's general and administrative expenses increased $1,079,000, or 85%, to $2,345,000 for the nine months ended June 30, 2001, compared to $1,266,000 for the nine months ended June 30, 2000, primarily as a result of increased personnel costs to support the then-anticipated future business.

Corporate general and administrative expenses decreased $1,799,000, or 22%, to $6,403,000 for the nine months ended June 30, 2001, compared to $8,202,000 for the nine months ended June 30, 2000, primarily as a result of staff reductions as part of a corporate restructuring.

Depreciation and Amortization. Consolidated depreciation and amortization expenses decreased $261,000, or 11%, to $2,124,000 for the nine months ended June 30, 2001, compared to $2,385,000 for the nine months ended June 30, 2000.

Intellicom's depreciation and amortization expense decreased $256,000, or 12%, to $1,842,000 for the nine months ended June 30, 2001, compared to $2,098,000 for the nine months ended June 30, 2000, primarily due to no amortization expense since March 31, 2001 as a result of the write off of the intangible asset associated with the developed technology from the acquisition of Intellicom, offset by the increased depreciation related to office furniture and equipment for the network operations center, and the additional offices in Livermore, California and Sunrise, Florida.

Corporate depreciation and amortization expense decreased $5,000, or 2%, to $282,000 for the nine months ended June 30, 2001, compared to $287,000 for the nine months ended June 30, 2000.

Non-Cash Compensation Expense/Benefit Related to Stock Options. The Company recognized a non-cash compensation benefit related to stock options of $1,026,000 for the nine months ended June 30, 2001, compared to non-cash compensation expense related to stock options of $13,017,000 for the nine months ended June 30, 2000. For the nine months ended June 30, 2001, non-cash compensation benefit related to stock options consisted of $995,000 related to employee stock options and $31,000 related to non-employee options, and for the nine months ended June 30, 2000, non-cash compensation expense related to stock options consisted of $12,708,000 related to employee stock options and $309,000 related to non-employee options.

Non-cash compensation benefits are recognized following the reversal of previously accrued expenses in respect to stock option terminations as result of corporate restructuring. Non-cash compensation expense related to stock options should continue to decrease or generate a benefit, as the Company continues to reduce its staff due to its discontinued operations and corporate restructuring.

Provision for Impaired Assets. The Company recognized a charge of $28,553,000 for the nine months ended June 30, 2001, consisting of a $17,445,000 write down of short-term equity investments, long-term equity investments, a note receivable and related interest, and a $11,108,000 impairment reserve of an intangible asset associated with the developed technology from the acquisition of Intellicom.

Restructuring Expense. The Company recognized a restructuring expense of $5,190,000 for the nine months ended June 30, 2001, consisting of $3,900,000 related to a plan to downsize its corporate headquarters staff, and $1,290,000 related to a plan to downsize the Intellicom staff and shut down various offices.

Interest Income. Consolidated interest income decreased $3,362,000 or 38%, to $5,525,000 for the nine months ended June 30, 2001, compared to $8,887,000 for the nine months ended June 30, 2000, as a result of the decrease in cash, cash equivalents, and short-term investments, available-for-sale.

Interest Expense. Consolidated interest expense decreased $336,000, or 79%, to $89,000 for the nine months ended June 30, 2001, compared to $425,000 for the nine months ended June 30, 2000. This decrease is primarily due to the reduction of interest expense resulting from the conversion of the 9% senior subordinated convertible notes, payment of the 6% subordinated convertible notes and payment of the 8.5% promissory note to the former Intellicom stockholders.

Equity in Net Losses of Investee Companies. The Company recognized equity in net losses of investee companies of $394,000 for the nine months ended June 30, 2001, compared to equity in net losses of investee companies of $191,000 for the nine months ended June 30, 2000.

Miscellaneous Expense, Net. Miscellaneous expense was $207,000 for the nine months ended June 30, 2001, compared to miscellaneous expense of $36,000 for the nine months ended June 30, 2000.

Income Taxes. The Company made no provision for income taxes for the nine months ended June 30, 2001 and 2000 as a result of the Company's continuing losses.

Loss from Discontinued Operations. The Company recognized a $6,828,000 loss from discontinued operations for the nine months ended June 30, 2001, compared to $45,248,000 for the nine months ended June 30, 2000. This consisted of a $9,008,000 gain on disposal of ISP Channel, resulting from lower than anticipated costs of closing ISP Channel, and a $15,836,000 loss on disposal of Aerzone, resulting primarily from the reduction of the anticipated sales price of Laptop Lane, for the nine months ended June 30, 2001. This is compared to a $42,518,000 net loss from the operations of ISP Channel and a $2,730,000 net loss from the operations of Aerzone for the nine months ended June 30, 2000.

Extraordinary Item - Gain on Settlements of Outstanding Obligations. The Company recognized a gain of $1,326,000 for the nine months ended June 30, 2001, resulting from the cash payment made in lieu of the Company's obligation to pay off the 8.5% promissory note and related interest, and to settle business acquisition liability to former Intellicom stockholders with common stock.

Net Loss. The Company had a net loss of $54,898,000, or a net loss per share of $2.20, for the nine months ended June 30, 2001, compared to a net loss of $68,726,000, or a net loss per share of $3.02, for the nine months ended June 30, 2000.

Liquidity and Capital Resources

Since September 1998, the Company has funded the significant negative cash flows from its subsidiary operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. On April 28, 1999, the Company completed a secondary public offering (the "Secondary Offering"), in which it sold 4,600,000 common stock shares at $33.00 per share. The Company received $141,502,000 in cash, net of underwriting discounts, commissions and other offering costs. On December 13, 1999, the Company completed a private placement of 5,000,000 common stock shares for net proceeds of $128,121,000 to Pacific Century Cyberworks Limited ("Pacific Century"). As of June 30, 2001, the Company had $77,973,000 in cash, cash equivalents, and short-term investments compared with $196,807,000 as of June 30, 2000.

Net cash used in operating activities of continuing operations for the nine months ended June 30, 2001 was $20,041,000. This results from, a net loss of $48,070,000 from continuing operations, offset by several non-cash items including a loss on impaired assets of ($28,553,000), inventory losses ($4,642,000), restructuring charges ($5,190,000), and a decrease to net operating assets by $10,733,000. Net cash used by operating activities of discontinued operations was $57,900,000.

Net cash provided by investing activities of continuing operations for the nine months ended June 30, 2001 was $49,485,000. Of this amount, $51,648,000 was provided by proceeds from sales and maturities of short-term investments, net of purchases, offset by $1,420,000 used to purchase property, plant and equipment, and $766,000 used to acquire long-term equity investments. Investing activities of discontinued operations provided $10,146,000 of net cash.

Net cash used in financing activities for the nine months ended June 30, 2001 was $9,931,000, primarily as a result of a $2,490,000 cash payment made in lieu of the Company's obligation to pay off the 8.5% promissory note and related interest, and to settle business acquisition liability to former Intellicom stockholders with common stock, $660,000 principal payments of debt, and $6,858,000 payment for purchase of treasury stock. Financing activities of discontinued operations used $4,467,000 of net cash.

The Company believes it has sufficient cash to meet its presently anticipated business requirements over the next twelve months including the funding of operating losses, discontinued operations, working capital requirements, and capital investments. The Company expects significant reductions in cash usages from its discontinued operating activities for the year ended September 30, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio, and on the increase or decrease in the amount of interest expense the Company must pay with respect to its various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities, which are tied to market rates. The Company does not use derivative financial instruments in its investment portfolio. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in safe and high-credit quality securities.

The Company had short-term investments of $65,974,000 at June 30, 2001. Except for investments in common and preferred stock, these short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and twenty-three months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at June 30, 2001, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company is not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

The Company had an outstanding convertible debt instrument of approximately $1,444,000 at June 30, 2001. This instrument has a fixed interest rate of 5.0%. Because the interest rate of this instrument is fixed, a hypothetical 10% increase in interest rates will not have a material effect on the Company. Interest rate increases, however, will increase interest expense associated with future borrowing by the Company, if any. The Company does not hedge against interest rate fluctuations.

Currency Exchange Risk

The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. If the Company were to expand globally, the risk of foreign currency exchange rate fluctuations would increase. Therefore, in the future, the Company may consider utilizing derivative instruments to mitigate such risks.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has no material pending litigation.

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

                                  Company Risks

The Company has a Limited History Operating Internet Businesses and may fundamentally change its business direction for the future, which may make it Difficult to Evaluate the Company's Performance and Prospects

Any evaluation of the Company's businesses will be difficult because of its limited operating history in the Internet access and services business. The Company acquired ISP Channel, Inc. ("ISP Channel") in June 1996, Intelligent Communications, Inc. ("Intellicom") in February 1999 and formed Aerzone Corporation ("Aerzone") in January 2000. Prior to 1996, the Company did not have any experience in businesses related to the Internet or high technology, and since the acquisition of Intellicom in February 1999 and the discontinuance of the businesses of ISP Channel and Aerzone in December 2000, the nature of the Company's business has changed. As a result, the Company's historical financial information may not be indicative of the Company's future results, and the Company's prospects are difficult to predict and may change rapidly.

The Company is currently exploring whether it will develop new lines of business as well as other alternative uses for the cash and other assets that will remain after the discontinuance of ISP Channel and Aerzone, and has engaged an investment banking firm to assist in this process. To date the Board of Directors has not proposed a new strategic direction for SoftNet Systems. The Company cannot predict what businesses it may enter or strategies it may adopt; and thus can offer no indication of what risks and opportunities might arise in the context of such a new direction.

In addition with regard to its current business, the Company confronts all of the challenges and uncertainties encountered by growing, early-stage companies, particularly companies in the new and rapidly evolving international market for Internet connectivity, access and related services. These challenges include the Company's ability to:

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

The Company has a History of Losses and Expects to Incur Losses in the Future

The Company has sustained substantial losses over the last five fiscal years and expects to continue to report net losses for the foreseeable future. For the nine months ended June 30, 2001, the Company had a net loss of $54,898,000. As of June 30, 2001, the Company had an accumulated deficit of $387,498,000. The Company expects to incur additional losses and experience negative cash flows related to capital expenditures and operating expenses as Intellicom expands its satellite-based Internet services. These efforts may be more expensive than the Company currently anticipates. The Company cannot guaranty it will ever achieve profitability or reduce its accumulated deficit.

The Company's Quarterly Results are Unpredictable and may Adversely Affect the Trading Price of the Company's Common Stock

The Company's operating results have fluctuated widely on a quarterly basis, and we expect to experience fluctuation in future quarterly operating results. In addition, the Company cannot predict with any significant degree of certainty the Company's quarterly operating results. Many of the factors that cause the Company's quarter-to quarter operating results to be unpredictable are largely beyond the Company's control. Factors that impact

-
operating results include:

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

If the Company is unable to Successfully Operate Future Acquisitions, then the Company's Results and Financial Condition may be Adversely Affected

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

The Company's Equity Investments in Other Companies may not yield any Returns

The Company has made equity investments in several Internet-related companies, including joint ventures in other countries. In most instances, these investments are in the form of illiquid securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. The Company's investments in these companies may not yield any return. Furthermore, if these companies are not successful, the Company could incur charges related to the provision for or write-off of assets. For example, the Company wrote down equity investments by $16,677,000. The Company may make additional investments in the future. Losses or charges resulting from these investments could harm the Company's operating results.

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

                                Intellicom Risks

Intellicom may fail, if its Products and Services do not Gain Commercial Acceptance

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

An Interruption in the Supply of Products and Services that Intellicom Obtains from Third Parties could cause a Decline in Sales of Intellicom Services.

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

Intellicom Derives a Significant Portion of its Revenues from Providing Equipment and Internet Services to a Limited Number of Customers which Presents Credit Risks and could cause Increased Expenses or Losses of Future Revenue

For the nine months ended June 30, 2001, sales to Intellicom's largest customer, Tricom, S.A., accounted for approximately 41% of Intellicom's net revenue and as of June 30, 2001, Tricom, S. A. accounted for approximately 96% of Intellicom's total accounts receivable. Intellicom expects that a small number of customers will continue to account for a significant portion of its revenue for the foreseeable future. If any one of Intellicom's customers, especially Tricom, discontinues its relationship for any reason, Intellicom may suffer a significant reduction to its future revenue and may incur significant losses.

Intellicom Depends on Third-Party Carriers to Maintain its Networks and any Interruption of its Operations due to the Failure to Maintain such Networks would have a Material Adverse Effect on the Company's Business, Financial Condition and Prospects

Intellicom's success will depend upon the capacity, reliability and security of the network used to carry data between its subscribers and the Internet. A portion of the network used by Intellicom is owned by third parties, and accordingly Intellicom has no control over its quality and maintenance. Currently, Intellicom has a transit agreement with MCIWorldCom to support the exchange of traffic between its network operations center and the Internet. In addition, Intellicom has agreements with SatMex for satellite transponder space. The failure of any other link in the delivery chain resulting in an interruption of Intellicom's operations would have a material adverse effect on the Company's business, financial condition and prospects.

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

Intellicom may be Vulnerable to Unauthorized Access, Computer Viruses and Other Disruptive Problems, which may Result in Intellicom's Liability to its Customers and may Deter Others from Becoming Customers

While Intellicom has taken substantial security measures, its networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet service providers and online service providers have experienced in the past, and may experience in the future, interruptions in service as a result of the accidental or intentional actions of Internet users. Unauthorized access by current and former employees or others could also potentially jeopardize the security of confidential information stored in Intellicom's computer systems and those of its customers. Such events may result in Intellicom's liability to its customers and may deter others from becoming customers, which could have a material adverse effect on the Company's business, financial condition and prospects. Although Intellicom intends to continue using industry-standard security measures, such measures have been circumvented in the past, and Intellicom cannot assure these measures will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may cause Intellicom's subscribers delays due to interruptions or cessation of service. Such delays could have a material adverse effect on the Company's business, financial condition and prospects.

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

The actual data delivery speeds realized by customers may be significantly lower than peak data transmission speeds and will vary depending on the customer's hardware, operating system and software configurations. Intellicom cannot assure it will be able achieve or maintain data transmission speeds high enough to attract and retain its planned numbers of subscribers, especially as the number of subscribers to its services grows. Consequently, a perceived or actual failure by Intellicom to achieve or maintain high speed data transmission could significantly reduce consumer demand for their services and have a material adverse effect on the Company's business, financial condition and prospects.

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

     o    Decrease the growth of the Internet;
     o Regulate Intellicom's customers in ways that harm its ability to sell services to them;
     o    Decrease demand for its services; and
     o Impose taxes or other costly requirements or otherwise increase the cost of doing business.

Thus, the adoption and interpretation of any future or existing regulations could seriously harm Intellicom's business.

The Legal Environment in which Intellicom Operates is Uncertain and Claims Against Intellicom and other Legal Uncertainties could cause its Business to Suffer

Because most of Intellicom's business is conducted outside the U.S., Intellicom is susceptible to the governmental regulations and legal uncertainties of foreign countries. In general, the laws of countries outside the U.S. governing the Internet and Internet services, to the extent they exist at all, vary widely, are unclear, in flux, and have failed to keep pace with the rapid advancements in Internet technology and the expanding range of Internet-based services being offered. Partly because of these problems, and Intellicom's view that local regulatory compliance is a greater issue of concern for its ISP customers, Intellicom has not, and currently does not intend to, determine conclusively whether it complies with the requirements of any particular foreign country.

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

                                ISP Channel Risks

The Company may face Unexpected Liabilities in Winding Down the Business of ISP Channel

The Company has determined that it is in the best interests of the Company and its shareholders to wind down the business of ISP Channel. While the process of winding down ISP Channel was substantially completed by June 30, 2001, there can be no assurances that all claims and issues have been resolved. There may be additional costs related to terminating cable affiliate and other contracts, reducing the workforce and recovering and disposing of deployed assets. In addition, the Company may face litigation from customers, cable affiliates and others with respect to such winding down activities.

                                  Aerzone Risks

The Company may face Unexpected Liabilities in Winding Down the Business of Aerzone

The Company has determined that it is in the best interests of the Company and its shareholders to wind down the business of Aerzone. While substantial progress has been made in the process of winding down Aerzone, some issues, including the proposed sale of the Laptop Lane business remain. The Company expects to incur costs related to terminating airport and other contracts, reducing the workforce and recovering and disposing of deployed assets. In addition, the Company may face litigation with respect to such winding down activities.

Further, the Company may be unsuccessful in its efforts to sell the Laptop Lane business. There can be no assurance that a buyer will be found at an acceptable price or that the business can be sold for any particular amount of cash, securities or other consideration.

 Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit No.             Description of Document
     ----------              -----------------------



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

    Current report on Form 8-K filed with the Commission on May 29, 2001

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ George L. Hernandez                                Date:  August 7, 2001
----------------------------------                            --------------
George L. Hernandez
Acting Chief Operating Officer; Vice President,
Finance and Administration; and Secretary



/s/ Edward A. Bennett                                  Date:  August 7, 2001
----------------------------------                            --------------
Edward A. Bennett
Acting Chairman of the
Board of Directors