Form 10-K405
period 2001-09-30
SOFTNET SYSTEMS INC
filed 2001-12-28
CIK 97196

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001.

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
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

 650 Townsend Street, Suite 225, San Francisco, California             94103
 ---------------------------------------------------------             -----
         (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (415) 365-2500
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                Name of each exchange on which registered
          -------------------                -----------------------------------------
Common stock, par value $0.01 per share                NASDAQ National Market

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at November 30, 2001, was approximately $44,553,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at November 30, 2001
                -----                       --------------------------------
    Common stock, $0.01 par value                      25,171,275

                      Documents Incorporated by Reference:
                      ------------------------------------
 Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders (Part III)


================================================================================

                                     PART I

Item 1.  Business

This Annual Report of Form 10-K contains forward-looking statements that involve risks and uncertainties. The actual results of SoftNet Systems, Inc. and its subsidiaries could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Annual Report on Form 10-K. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates", "likelihood", "unlikelihood", "assessment" and "foreseeable", and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause our actual results to differ materially from the statements and those expressed or implied in any forward-looking statements made by us, or on our behalf. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

On December 7, 2000, SoftNet Systems, Inc. and subsidiaries (the "Company") Board of Directors approved a plan to discontinue its ISP Channel, Inc. ("ISP Channel") operations because of (1) the consolidation in the cable industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. Subsequently on December 17, 2000, the Company's Board of Directors approved a plan to discontinue its Aerzone Corporation ("Aerzone") business in light of, among other things, significant long-term capital needs and the difficulty of securing the necessary financing because of the financial markets. In conjunction with discontinuing the ISP Channel and Aerzone businesses, the Company's Board of Directors on December 28, 2000, approved a plan to reduce its corporate headquarters staff.

As a result of the Company's Board of Directors decisions, the Company wound down the ISP Channel and Aerzone businesses, and reduced its corporate headquarters staff during the year ended September 30, 2001. As of September 30, 2001, the ISP Channel and Aerzone businesses, including Laptop Lane Limited ("Laptop Lane"), were substantially wound down. Additionally, the Company has retained Bear, Stearns & Co., Inc. to assist in exploring the Company's strategic options. On November 26, 2001, the Company announced that the exploration was expanding to include potential partners that would focus on the Company's cash resources and status as a publicly traded company on the NASDAQ National Market in addition to potential partners expecting to use the Company's net operating losses in the near term. The Company asked that any proposals from third parties be delivered before December 31, 2001.

Despite the fact that the Company is exploring strategic options, the Company currently conducts its continuing operations through its wholly owned subsidiary, Intelligent Communications, Inc. ("Intellicom"), which provides two-way broadband satellite connectivity utilizing very small aperture terminal ("VSAT") technology to a wide variety of business customers. Although Intellicom has grown in the Latin American marketplace, Intellicom has sustained losses since its acquisition on February 9, 1999. In an effort to reduce Intellicom losses, the Company initiated an overall cost cutting program and organizational restructuring during the year ended September 30, 2001, which includes the elimination of certain departments and closure of selected offices.

Employees

The total number of employees of the Company has decreased from 552 as of September 30, 2000, to 44 as of September 30, 2001.

Facilities

The Company's current principal executive office is located at 650 Townsend Street, Suite 225, San Francisco, California 94103.

                                   Intellicom

Intellicom combines Internet services with sophisticated two-way satellite technology to deliver a solution for Internet service providers ("ISP's"), schools, corporations and businesses. Since 1995, Intellicom has provided two-way satellite based global network services using a proprietary network optimizing technology. Intellicom utilizes state-of-the-art wireless technologies, broadband delivery, data-push and satellite-based Internet access caching products to provide its customers with fast access to information and efficient utilization of existing network capacity. Headquartered in Livermore, California, Intellicom operates over 300 earth stations in the United States and Latin America, as well as a Network Operations Center, Internet Data Center and Customer Support Center to provide reliability and support for customers.

Products and Services

Intellicom offers two-way satellite connectivity solutions to the North American and Latin American markets through its branded services called SkyPOP(TM) and K.I.D.S.(TM). These services provide customers with `one-hop' connectivity to the U.S. Internet backbone structure via the Satelites Mexicanos, S.A. DE C.V. ("SatMex") 5 satellite system. The Intellicom connectivity solution includes very small aperture terminal ("VSAT") side services consisting of primary domain name services ("DNS") and extensive caching, as well as standard Internet application services, such as world wide web ("Web") e-mail servers, and user firewall. Hub side Internet services includes secondary DNS, Usenet alias and parent caching services as well as reverse proxy or mirroring of VSAT customer Web sites. In addition, Intellicom utilizes a proprietary satellite protocol that overcomes the geo-stationary latency issues through an optimized and efficient satellite protocol. The SkyPOP(TM) and K.I.D.S.(TM) services are asymmetrical connectivity solutions with a 2 mb/s broadcast and a scalable return channel from 19.2 kb/s to 256 kb/s utilizing digital video broadcast satellite modem technology. The original equipment manufacturer (commonly known as "OEM") satellite system includes both the outdoor and indoor units.

Products for ISP's. SkyPOP(TM) is targeted at the worldwide ISP market. SkyPOP(TM) provides the hardware, software, and services an ISP requires to get up and running. SkyPOP(TM)'s flexibility is intended to provide the ability for the ISP to grow easily and quickly without major changes to their configuration. SkyPOP(TM) can normally be deployed in any geography within a few hours. Satellite service can be customized to the ISP's need with a dedicated 19.2 to 256 kb/s link to the Internet and comes with a standard 2 MB shared down link for fast output of information to the ISP.

Intellicom also offers revenue-generating products and services that the ISP can bundle with their Internet access to differentiate themselves in the market. These include adding wireless local area network (commonly known as "LAN") connectivity, Web hosting, and online content management, such as from CmeRun, which provides the Microsoft Office Suite for consumers. Intellicom will also provide supporting professional services to the ISP through co-location and network management. Intellicom's standard service offering provides instant Internet backbone. Intellicom has configured each SkyPOP(TM) with the services the ISP wants and needs.

The standard SkyPOP(TM) product includes an Internet services server, branded "Edge Connector(TM)" with the following features:

Usenet Alias - Intellicom provides a domain name alias on behalf of its customers and allows either `push' or `pull' Usenet feeds. This provides up to 25% more bandwidth efficiency.

Primary and Secondary DNS - Intellicom provides name services as close to the end user (subscriber) as possible. Without incurring a satellite hop, Intellicom's Edge Connector(TM) provides primary DNS translation at the network edge.

Integrated Firewall - Intellicom's Edge Connector(TM) provides an integrated firewall and network Internet protocol ("IP") address that creates a barrier for internal and external networks.

Transport Protocol - Intellicom has integrated a satellite protocol that overcomes the geo- stationary satellite latency issue with transmission control protocol/Internet protocol (commonly known as "TCP/IP") and related error correction.

Preemptive Caching - The faster the information can reach the end user the better. Intellicom caches the top 15% of activity on its network, with the goal of eliminating all redundant data.

Products for Schools. Intellicom's K.I.D.S.(TM)service is designed exclusively for the educational community. Intellicom has been connecting schools to the Internet for five years and Intellicom's K.I.D.S.(TM)package reflects the needs of the educational professional. Provisioned at the school site, the K.I.D.S.(TM)product delivers one-hop access to a U.S. Internet portal. Computer labs are directly connected to the Internet through an Ethernet cable, which connects directly to the K.I.D.S.(TM)hardware. Installations are commonly completed in less than a day.

The K.I.D.S.(TM) Web server has all the features described in SkyPOP(TM). Additional professional services are also provided to schools, with content targeted specifically at the educational market. An example of this is OzNewMedia, which develops graphical educational software for school curricula.

Other Products and Services. Intellicom also offers the following products and services:

Wireless Networking. This wireless solution for Internet access combines satellite IP gateway services and wireless technologies to business users. This capability also provides alternatives where the terrestrial infrastructure will not provide quick and cost-effective connectivity.

Mediacasting. Intellicom's mediacasting services include data broadcasting, mirroring, content delivery and streaming IP services. Customers benefit from having their content and applications intelligently delivered via Intellicom's connectivity services, by-passing the congested terrestrial networks. Intellicom can provide broadcasting services or act as the transport layer only. Intellicom's streaming mediacasting services provide both live and on-demand events, and support multiple streaming formats including Apple's QuickTime(TM), RealAudio(TM) G2, RealVideo(TM) G2 and Microsoft Windows Media(TM) player.

Network Architecture

Intellicom's network design integrates the broadcast capabilities of satellites with Internet networking technologies to offer its customers a scalable approach within the constraints of the public Internet infrastructure. Intellicom's open architecture network enables it to provide three categories of Internet services: (a) high-speed broadband connectivity to the Internet backbone, (b) enhanced Internet services, such as Internet telephony, and (c) Internet content distribution, such as news feeds and streaming media. Intellicom's high performance network is designed to provide enhanced connectivity to its customers. Intellicom's Internet Data Center ("Internet Data Center") is located in Livermore, California and is the central hub for the North and South American market penetration. The Internet Data Center is connected to the Internet by high-speed synchronous optical network (commonly known as "SONET") circuits.

Intellicom leases satellite transponder space from SatMex. From the Internet Data Center, Intellicom has the capability to operate three Central Earth Station systems linking with the geo-stationary satellite. Intellicom currently uses 2 mb/s outbound-shared carriers and is currently operating approximately ten carriers. The inbound transmitters from Intellicom's customer VSAT sites range from 19.2 kb/s to 256 kb/s single channel per carrier-dedicated links.

Sales and Marketing

Intellicom targets its customers predominantly through distributors and external alliances. Intellicom's strategic relationships with companies such as Radyne ComStream Inc. and Mentat Systems, Inc. provide it with references and leads arising from their sales forces.

Intellicom's administrative organization is responsible for strategy and business planning, product management, product marketing, public relations, sales support and marketing communications. Product management includes defining the product plan and bringing to market Intellicom's products and services.

Customer Service and Quality Assurance

Intellicom seeks to provide a high level of customer service and quality assurance by understanding the technical requirements and business objectives of its customers and addressing their needs proactively on an individual basis. Intellicom uses software tools to aid in its customer monitoring and service efforts.

Customer service begins before a sale, when Intellicom provides technical support for complex orders. During the installation phase, Intellicom assigns a project manager, who also retains responsibility for the account after installation, to assist the new customer with the installation process. After installation, the customer's equipment is supervised by Intellicom's Network Operations Center, which is operated by technicians who answer customer calls, monitor the site and network operations, and activate teams to solve problems that may arise. Intellicom's customer service personnel are also available to assist customers whose operations require specialized procedures.

Customer Support Center. Intellicom offers technical support services to its customers and will provide technical support for its clients' customers. The call center team operates various levels of service, ranging from incoming subscriber services, end-user connectivity and orders to satellite network monitoring, as well as product support for network servers and routers. The Customer Support Center staff is multi-lingual with emphasis on Spanish in support of Intellicom's Latin American deployments. In addition, Intellicom supports various clients in an out-sourced relationship.

Network Integration and Testing Facilities

Intellicom operates an assembly and integration facility in Livermore, California. From this location, Intellicom receives components from vendors, and assembles the components into customer systems. Upon completion of the assembly process, the systems are tested on dedicated satellite systems at the facility. After final customer radio frequency and IP configurations are downloaded and tested, the entire system is packaged and shipped.

Competition

Intellicom's business is intensely competitive. There are few substantial barriers to entering the hosting service business, and Intellicom expects that it will face additional competition from existing competitors and new market entrants in the future. Intellicom believes that participants in this market must grow rapidly and achieve a significant presence in the market in order to compete effectively. Intellicom believes that the principal competitive factors in Intellicom's market are uncongested connectivity, quality of facilities, level of customer service, price, the financial stability and credibility of the provider, brand name, the management team and the availability of network management tools. Intellicom may not have the resources or expertise to compete successfully in the future. Intellicom's current and potential competitors in the market include: (i) providers of satellite-based Internet connectivity services, such as NetSat Express, Interpacket Networks, which is a subsidiary of American Tower Corporation, Loral Orion, Hughes Electronics' PanAmSat and Hughes Network Systems as well as providers of co-location services, such as Exodus Communications, Inc., Frontier GlobalCenter, Inc., which is a subsidiary of Global Crossing Holdings, Ltd, Hiway Technologies, Inc., which was acquired by Verio Inc., and Globix Corporation; (ii) national and regional ISP's, such as Concentric Network Corporation, PSINet, Inc., MCI WorldCom and certain subsidiaries of GTE Corporation; (iii) global, regional and local telecommunications companies, such as Sprint, MCI WorldCom and regional bell operating companies, some of whom supply capacity to Intellicom; and (iv) large information technology outsourcing firms, such as International Business Machines Corporation and Electronic Data Systems. Some of these companies operate in one or more of these markets. In addition, many of Intellicom's current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than Intellicom does. As a result, some of these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their services, and adopt more aggressive pricing policies than Intellicom. In an effort to gain market share, some of Intellicom's competitors have offered co-location services similar to Intellicom's, at lower prices or with incentives not matched by Intellicom, including free start-up and domain name registration, and periods of free service and low-priced Internet access. As a result of these policies, Intellicom may encounter increasing pricing pressure that could have a significant adverse effect on its business and operating results.

In addition, these competitors have entered and will likely continue to enter into joint ventures, consortiums or consolidations to provide additional services competitive with those provided by Intellicom. As a result, such competitors may be able to provide customers with additional benefits in connection with their co-location and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to Intellicom's services. Intellicom might not be able to offset the effects of any such price reductions. Intellicom also expects competition to intensify as its current and potential competitors incorporate a broader range of bandwidth, connectivity and Internet networking services and tools into their service offerings. Intellicom believes that companies seeking co-location and Internet connectivity providers for their critical Internet operations may use more than one company to provide this service. As a result, these customers would be able to shift the amount of service and bandwidth usage from one provider to another. Intellicom may also face competition from its suppliers. Intellicom's agreements with its suppliers and other partners do not limit or restrict those parties from offering similar services to Intellicom's customers, thereby enabling such parties to compete against Intellicom.

Employees

As of September 30, 2001, Intellicom has 24 employees.

Facilities

Intellicom leases facilities for its Network Operations Center, Internet Data Center and Customer Support Center as well as the administrative and sales offices in Livermore, California.

Legal Proceedings

Intellicom has no material pending litigation.

                                   ISP Channel

On December 7, 2000, the Company decided to discontinue providing cable-based high-speed Internet access through its ISP Channel subsidiary because, among other things, consolidation in the cable industry made it difficult for the ISP Channel to achieve the economies of scale necessary to provide such services profitably.

As of September 30, 2001, ISP Channel has substantially wound down its activities. The financial statements presented elsewhere in this Annual Report on Form 10-K include the operations of ISP Channel as a discontinued operation.

Legal Proceedings

ISP Channel has no material pending litigation.

                                     Aerzone

On December 17, 2000, the Company decided to discontinue the wireless broadband Internet operations of Aerzone (formerly SoftNet Zone, Inc.), and sell the Laptop Lane business of providing business center services, primarily in airports. In making the decision to discontinue the Aerzone business, the Company determined that the capital needs of the Aerzone wireless business were greater than the Company's financial capacity and that Aerzone's ability to raise the investment capital necessary to support its growth was not likely.

Following the sale of certain assets on August 16, 2001, Laptop Lane ceased operations and made an assignment for the benefit of creditors of its remaining assets.

As of September 30, 2001, the business of Aerzone, including Laptop Lane, has been substantially wound down. The financial statements presented elsewhere in this Annual Report on Form 10-K include the operations of Aerzone as a discontinued operation.

Legal Proceedings

On November 9, 2001, Nokia, Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone alleging breach of contract arising out of Aerzone's proposed operations in certain airports. Nokia seeks approximately $2.1 million in damages. The Company believes that Nokia's claims are without merit and intends to contest the claims vigorously.

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

                                  Company Risks

The Company Is Exploring Strategic Options and the Direction of the Company Is Unclear

The Company has retained Bear, Stearns & Company to assist in exploring the Company's strategic options. On November 26, 2001, the Company announced that the exploration was expanding to include potential partners, which would focus on the Company's cash resources and status as a publicly traded company on the NASDAQ National Market in addition to potential partners expecting to use the Company's net operating losses in the near term. The Company asked that any proposals from third parties be delivered before December 31, 2001. No assurance can be given as to the results of this exploration or as to the future direction of the Company.

The Company Has a Limited History of Operating Internet Businesses, which May Make It Difficult to Evaluate the Company's Performance and Prospects

Any evaluation of the Company's businesses will be difficult because of its limited operating history in the Internet access and services business. The Company acquired Intellicom on February 9, 1999. Prior to 1996, the Company did not have any experience in businesses related to the Internet or high technology, and since the decision to terminate the operations of ISP Channel and Aerzone in December 2000, the nature of the Company's business has changed. As a result, the Company's historical financial information may not be indicative of the Company's future results, and the Company's prospects are difficult to predict and may change rapidly.

In addition, the Company confronts all of the challenges and uncertainties encountered by growing, early-stage companies, particularly companies in the new and rapidly evolving international market for Internet connectivity, access and related services. These challenges include the Company's ability to:

     . Increase the services purchased from the Company by its customers and the amount of revenue the Company receives from each of its customers;

     . Satisfy the changing needs of the Company's existing and future customers;

     .    Acquire, develop and market new Internet services;

     . Respond to the changing needs of the Internet access and content delivery market;

     .    Expand Intellicom's international customer base;

     .    Develop and maintain strategic and business relationships;

     .    Capitalize on the Company's early entrant status; and

     .    Recruit and retain key personnel.

The Company Has a History of Losses and Expects to Incur Losses in the Future

The Company has sustained substantial losses over the last five fiscal years and expects to continue to report net losses for the foreseeable future. For the year ended September 30, 2001, the Company had a net loss of $57,647,000. As of September 30, 2001, the Company had an accumulated deficit of $390,247,000. The Company expects to incur additional losses and experience negative cash flows related to capital expenditures, sales and marketing, and general and administrative expenses as Intellicom expands its satellite-based Internet services. These efforts may be more expensive than the Company currently anticipates. The Company cannot guarantee it will ever achieve profitability or reduce its accumulated deficit.

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

     . Disruption of the Company's ongoing business and diversion of resources and management time;

     . Dilution to existing stockholders if the Company uses equity securities to finance acquisitions;

     .    Incurrence of unforeseen obligations or liabilities;

     . Inability of management to maintain uniform standards, controls, procedures and policies;

     .    Difficulty assimilating the acquired operations and personnel;

     . Risks of entering markets in which the Company has little or no direct prior experience; and

     . Impairment of relationships with employees or customers as a result of changes in management.

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

The Company's Equity Investments in Other Companies May Not Yield Any Returns

The Company has made equity investments in Internet-related companies, including joint ventures in other countries. In most instances, these investments are in the form of unregistered securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. The Company's investments in these companies may not yield any return. Furthermore, if these companies are not successful, the Company could incur and have incurred charges related to the write-down or write-off of assets. The Company also records and continues to record a share of the net losses in these companies, up to the Company's cost basis. The Company may make additional investments in the future. Losses or charges resulting from these investments could harm the Company's operating results.

The Company's Stock Price Is Volatile

The volatility of the Company's stock price may make it difficult for holders of the common stock to transfer their shares at the prices they want. The market price for the Company's common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

     .    Announcements of developments related to the Company's business;

     .    Fluctuations in the Company's results of operations;

     . Sales of substantial amounts of the Company's securities in the marketplace;

     . General conditions in the Company's industries or the worldwide economy;

     .    An outbreak of war or hostilities;

     . A shortfall in revenues or earnings compared to securities analysts' expectations;

     .    Changes in analysts' recommendations or projections;

     . Announcements of new products or services by the Company or the Company's competitors; and

     . Changes in the Company's relationships with the Company's suppliers or customers.

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

                                Intellicom Risks

Intellicom May Fail if Its Industry as a Whole Fails or Its Products and Services Do Not Gain Commercial Acceptance

It has become feasible to offer Internet services using satellites on a broad scale only recently. There is no proven commercial acceptance of satellite-based Internet services. It is currently very difficult to predict whether these companies will become viable. The failure of the broadband Internet services industry to evolve in the manner in which it is currently contemplated could adversely affect the Company's business, financial condition and prospects.

The success of Intellicom will depend upon the willingness of new and existing subscribers to pay the monthly fees and installation costs associated with the service, and to purchase or lease the equipment necessary to access the Internet. Accordingly, the Company cannot predict whether Intellicom's pricing models will be viable, whether demand for Intellicom's services will materialize at the prices they expect to charge, or whether current or future pricing levels will be sustainable. If Intellicom does not achieve or sustain such pricing levels or if their services do not achieve or sustain broad market acceptance, then the Company's business, financial condition, and prospects will be materially adversely affected.

An Interruption in the Supply of Products and Services that Intellicom Obtains From Third Parties Could Cause a Decline in Sales of Intellicom Services

In designing, developing and supporting Intellicom's Internet services, Intellicom relies extensively on third parties. In particular, Intellicom relies on satellite providers, satellite dish manufacturers, Internet hardware manufacturers and systems integrators to help build its networks. These suppliers may experience difficulty in supplying Intellicom with products and services sufficient to meet the needs of Intellicom or they may terminate or fail to renew contracts for supplying these products and services to Intellicom on terms that it finds acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of Intellicom's services.

Intellicom Derives a Significant Portion of Its Revenues From Providing Equipment and Internet Services to a Limited Number of Customers which Presents Credit Risks and Could Cause Increased Expenses or Losses of Future Revenue

For the year ended September 30, 2001, sales to Intellicom's largest customer, Tricom, S.A., accounted for approximately 51% of Intellicom's net revenue, and as of September 30, 2001, Tricom accounted for approximately 96% of Intellicom's total accounts receivable. Intellicom expects that a small number of customers will continue to account for a significant portion of its revenue for the foreseeable future. If any one of Intellicom's customers, especially Tricom, discontinues its relationship for any reason, Intellicom may suffer a significant reduction to its future revenue and may incur significant losses, and adversely effect its financial condition and prospects.

Intellicom Depends on Third-Party Carriers to Maintain Its Networks and Any Interruption of Its Operations due to the Failure to Maintain Such Networks Would Have a Material Adverse Effect on the Company's Business, Financial Condition and Prospects

Intellicom's success will depend upon the capacity, reliability and security of the network used to carry data between its subscribers and the Internet. Third parties own a portion of the network used by Intellicom, and accordingly, Intellicom is reliant upon these third parties for its quality and maintenance. Currently, Intellicom has transit agreements with MCIWorldCom, Pacific Bell, and others to support the exchange of traffic between its network operations center and the Internet. In addition, Intellicom has agreements with SatMex for satellite transponder space. The failure of any other link in the delivery chain resulting in an interruption of Intellicom's operations would have a material adverse effect on the Company's business, financial condition and prospects.

Intellicom's Services May Be Subject to Downward Pricing Pressures, which Would Negatively Impact Its Financial Results

The market for Internet access in the U.S. is subject to downward pricing pressure caused by a number of factors, including increased competition and technological advances. Pricing pressures outside the U.S. in the markets Intellicom serves may develop as international Internet access and services become more available. To operate, Intellicom has certain costs, such as its lease of satellite transmission capacity, which are relatively fixed and generally not susceptible to downward pricing pressure. As a result, Intellicom has little flexibility in lowering the price for its services. If Intellicom is affected by downward pricing pressure, it cannot assure that it will be able to offer Internet services at prices that are competitive or profitable.

Intellicom Has a Lengthy and Complex Sales Cycle, which May Require It to Commit Significant Resources Prior to Receiving Revenues

Intellicom targets large enterprises and governmental entities as ideal customers. Because the purchase of Intellicom's products and services is a significant investment for its customer base, Intellicom's customers generally take a long time to evaluate Intellicom's products and services. Intellicom expects that most of its customers will evaluate its products and services in a process involving multiple people and departments. In addition, Intellicom's customers may have concerns about the introduction or announcement of new products, services and technologies, whether by Intellicom or by others, as well as requests for product or service enhancements. Accordingly, Intellicom has and expects to continue to expend significant resources educating prospective customers about the uses and benefits of its services. Intellicom's limited historical experience indicates that its sales cycle can range from three months to nine months, although the cycle could be longer due to significant delays over which Intellicom has little or no control, such as the budgeting and approval process of its customers. As a result of this long sales cycle, Intellicom may take a substantial amount of time to generate revenue from sales efforts. In addition, any delay in selling Intellicom's products and services could lead prospective customers to find alternatives from a competitor or to develop an in-house solution. Further, Intellicom may spend a significant amount of time and money on a potential customer that ultimately does not purchase its services.

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

If Intellicom Fails to Accurately Predict Its Satellite Bandwidth Requirements and Effectively Manage Its Fixed Costs, the Company's Operating Results Will Suffer

If Intellicom does not obtain adequate satellite bandwidth capacity on acceptable terms and realize corresponding customer volume for this bandwidth, it is unlikely that Intellicom will achieve profitability. Intellicom purchases this bandwidth capacity based on its projected future needs on a fixed-price basis in advance of the sale of its services that utilize the bandwidth. Substantially all of this bandwidth capacity can be purchased only on a long-term basis. Intellicom sells its services on the basis of actual usage and total bandwidth capacity used by its customers, which changes from month to month and is difficult to predict. If Intellicom's sales fail to match its projections, it could be subject to periods of excess satellite capacity, which could seriously harm its business. As a result, Intellicom must obtain enough bandwidth to meet its projected customer needs, and Intellicom must realize adequate volume from its customers to support and justify the bandwidth capacity and expense. If demand from existing or potential customers exceeds Intellicom's capacity, the quality of its service may suffer or Intellicom may be unable to capitalize on potential business opportunities. If that happens, Intellicom may lose existing or potential customers and its operating results would suffer.

Problems Associated with Operating in International Markets Could Prevent Intellicom From Achieving or Sustaining Its Intended Growth

The majority of Intellicom's business will be derived from ISP's and other businesses located in foreign countries. Intellicom's failure to manage its international operations effectively would limit the future growth of its business. Intellicom faces certain inherent challenges in conducting international operations, such as:

     . Changes in telecommunications regulatory requirements or trade barriers restricting Intellicom's ability to deliver Internet services to its customers;

     . The imposition of unanticipated fees, taxes and costs by foreign governments, which could significantly increase Intellicom's costs;

     . Political and economic instability disrupting the operations of Intellicom's customers;

     . Protectionist laws and business practices favoring local competition potentially giving unequal bargaining leverage to competitors; and

     . Currency fluctuations increasing the cost of its services to its international customers.

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

A Perceived or Actual Failure by Intellicom to Achieve or Maintain High Speed Data Transmission Could Significantly Reduce Consumer Demand for Its Services and Have a Material Adverse Effect on the Company's Business, Financial Condition and Prospects

Because Intellicom has only been operational for a relatively short period of time, its ability to connect and manage a substantial number of online subscribers at high transmission speeds is unknown. Intellicom faces risks related to its ability to scale up to expected subscriber levels while maintaining superior performance. The actual downstream data transmission speeds for each customer may be slower and will depend on a variety of factors, including:

     .    Actual speed provisioned for the customer's equipment;

     .    Quality of the server used to deliver content;

     .    Overall Internet traffic congestion;

     .    The number of active customers on the network at the same time; and

     .    The service quality of the networks of its customers.

The actual data delivery speeds realized by customers may be significantly lower than peak data transmission speeds and will vary depending on the customers hardware, operating system and software configurations. Intellicom cannot provide assurances that it will be able to achieve or maintain data transmission speeds high enough to attract and retain its planned number of subscribers, especially as the number of subscribers to its services grows. Consequently, a perceived or actual failure by Intellicom to achieve or maintain high speed data transmission could significantly reduce consumer demand for its services and have a material adverse effect on the Company's business, financial condition and prospects.

Intellicom May Not Be Able to Keep Pace With Rapid Technological Changes or Emerging Industry Standards that Could Make Its Services Obsolete and Unmarketable

Intellicom's services may become less useful to its customers if it is unable to respond to technological advances that shape the Internet or alternative technologies or services become available to them. Keeping pace with technological advances in Intellicom's industry may require substantial expenditures and lead-time. In addition, future advances in technology or fundamental changes in the way Internet access or other Internet services can be delivered may render Intellicom's services obsolete or less cost-competitive. Intellicom may not be able to adequately respond to or incorporate technological advances on a cost-effective or timely basis into its business.

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

     .    Decrease the growth of the Internet;

     . Regulate its customers in ways that harm its ability to sell its services to them;

     .    Decrease demand for its services; and

     . Impose taxes or other costly requirements or otherwise increase the cost of doing business.

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

Any one of the countries where Intellicom conducts business, may require that Intellicom (i) is qualified to do business in that particular country, (ii) is liable for certain taxes or tariffs, (iii) is otherwise subject to regulation or
(iv) is prohibited from conducting its business in that foreign country. Thus, Intellicom cannot assure that it is currently in compliance with the legal requirements of any particular country or all of the countries outside the U.S. in which it conducts business, that Intellicom will be able to comply with any such requirements or that the requirements will not change in a way that would render the receipt of its services in a particular country illegal. Intellicom's failure to comply with foreign laws and regulations could cause it to lose customers, restrict it from entering profitable markets and seriously harm its business.

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

                                ISP Channel Risks

The Company May Face Unexpected Liabilities in Winding Down the Business of ISP Channel

The Company has determined that it is in the best interests of the Company and its shareholders to wind down the business of ISP Channel. While the business of ISP Channel has been substantially wound down, there can be no assurance that all claims and issues have been resolved. In addition, the Company may face litigation with respect to the wind down of its activities.

                                  Aerzone Risks

The Company May Face Unexpected Liabilities in Winding Down the Business of Aerzone

The Company has determined that it is in the best interests of the Company and its shareholders to wind down the business of Aerzone. While the business of Aerzone has been substantially wound down, there can be no assurance that all claims and issues have been resolved. In addition, the Company may face litigation with respect to the wind down of its activities.

Item 2.  Properties

The Company leases approximately 16,800 square feet of office space for its corporate headquarters at 650 Townsend Street, San Francisco, California, which expires on July 31, 2005.

Intellicom leases a total of approximately 11,200 square feet of office space in Livermore, California, which expires on June 30, 2010.

Item 3.  Legal Proceedings

On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought action against the Company, alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. and claiming damages of approximately $3.5 million, which may be subject to increase over time. The Company continues to believe that Lucent's claims are without merit and will be contested vigorously.

On November 9, 2001, Nokia, Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone alleging breach of contract arising out of the Aerzone's proposed operations in certain airports. Nokia seeks approximately $2.1 million in damages. The Company believes that Nokia's claims are without merit and intends to contest the claims vigorously.

The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its continuing and discontinued businesses. The Company believes the results of the above noted legal proceedings, other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Since April 14, 1999, for SoftNet Systems, Inc. and Subsidiaries (collectively referred to as the "Company") common stock has been listed and traded on the NASDAQ National Market ("NASDAQ") under the symbol "SOFN". Prior to that date, the Company's common stock was traded and listed on the American Stock Exchange ("AMEX") under the symbol "SOF". The per share range of high and low sale prices for the Company's common stock as reported on NASDAQ, as applicable, for each three month period over the two years ended September 30, 2001, are as follows:

                                                       High          Low
                                                       ----          ---

     Year Ended September 30, 2000:
        December 31, 1999......................    $ 45.000000  $ 21.625000
        March 31, 2000.........................      50.250000    22.000000
        June 30, 2000..........................      29.562500     8.375000
        September 30, 2000.....................      11.750000     4.562500

     Year Ended September 30, 2001:
        December 31, 2000......................    $  6.437500  $  1.125000
        March 31, 2001.........................       2.500000     1.062500
        June 30, 2001..........................       2.150000     1.156250
        September 30, 2001.....................       2.100000     1.380000

As of November 30, 2001, there were 423 record holders of the Company's common stock. The closing price for the Company's common stock on November 30, 2001, was $1.77.

The Company has not declared dividends on its common stock and has no intention of declaring dividends in the foreseeable future. Other than restrictions that may be part of various debt instruments, the Company does not have any legal restriction on paying dividends.

Recent Sales of Unregistered Securities

On September 15, 1995, in association with the acquisition of MTC, the Company assumed $1,800,000 of 6% Convertible Subordinated Secured Debentures due February 28, 2002. These 6% debentures are subject to redemption at the option of the Company at face value, provided however, that the Company issues warrants to purchase common stock shares for the same number of shares as would have been issued if the debentures were converted. These debentures are convertible into the Company's common stock at $8.10 per share. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act"). Through September 30, 1998, the Company issued 133,332 common stock shares pursuant to the conversion of $1,080,000 of these convertible debentures. For the year ended September 30, 1999, the Company issued 7,407 common stock shares pursuant to the conversion of $60,000 of these convertible debentures by a single holder of these debentures. Subsequently on November 15, 2000, the remaining principal of $660,000 and accrued interest was paid.

On September 15, 1995, the Company issued $2,856,000 of its 9% Convertible Subordinated Debentures due September 15, 2000, in conjunction with the acquisition of MTC. The debentures were issued to the shareholders of MTC as partial consideration for the acquisition. These 9% debentures have a conversion price of $6.75. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act. Through September 30, 1998, the Company issued 158,481 common stock shares pursuant to the conversion of $1,070,000 of convertible debt by seven separate holders of these debentures. For the year ended September 30, 1999, the Company issued 63,719 common stock shares pursuant to the conversion of $430,000 of convertible debt by five separate holders of these debentures. For the year ended September 30, 2000, the Company issued 1,467 common stock shares pursuant to the conversion of $63,000 of convertible debt by two separate holders of these debentures. On September 15, 2000, the Company paid the remaining $1,294,000 of convertible debt and accrued interest in cash.

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

On December 31, 1997, the Company issued to RGC International Investors, LDC ("RGC"), 5,000 Series A Preferred Stock shares and warrants to purchase 150,000 common stock shares (the "Series A Warrants") for an aggregate purchase price of $5,000,000; $435,000 of the purchase price has been allocated to the value of the Series A Warrants. The conversion price of the Series A Preferred Stock was equal to the lower of $8.28 per share and the lowest consecutive two-day average closing price of the common stock during the 20-day trading period immediately prior to such conversion. The sale was arranged by Shoreline Pacific Institutional Finance ("SPIF"), the Institutional Division of Financial West Group, which received a fee of $250,000 plus warrants to purchase 20,000 common stock shares, which are exercisable at $6.625 and expire on December 31, 2000. The Series A Preferred Stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act of 1933. For the year ended September 30, 1998, RGC received 100.78 Series A Preferred Stock shares as dividends paid in kind. For the year ended September 30, 1998, the Company issued 299,946 common stock shares pursuant to the conversion of 2,000 Series A Preferred Stock shares, including accrued dividends, at a price of $6.6875 per share. For the year ended September 30, 1999, the Company issued 413,018 common stock shares pursuant to the conversion of the remaining 3,100.78 Series A Preferred Stock shares at a price of $7.5625 per share.

On May 28, 1998, the Company issued to RGC and Shoreline Associates I, LLC ("Shoreline"), 9,000 and 1,000 Series B Preferred Stock shares, respectively, and warrants to purchase 180,000 and 20,000 common stock shares (the "Series B Warrants"), respectively, for an aggregate purchase price of $10,000,000; $900,000 of the purchase price has been allocated to the value of the Series B Warrants. Prior to February 28, 1999, the conversion price of the Series B Preferred Stock was equal to $13.20 per share. Thereafter, the conversion price of the Series B Preferred Stock was equal to the lower of $13.20 per share and the lowest five-day average closing price of the common stock during the 20-day trading period immediately prior to such conversion. The sale was arranged by SPIF, which received a fee of $500,000 plus warrants to purchase 50,000 common stock shares, which are exercisable at $11.00 and expire on May 28, 2002. The Series B Preferred Stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. For the year ended September 30, 1998, RGC and Shoreline received 112.5 and 12.5 Series B Preferred Stock shares, respectively, as dividends paid in kind. For the year ended September 30, 1999, RGC and Shoreline received 113.90 and 12.66 Series B Preferred Stock shares, respectively, as dividends paid in kind. For the year ended September 30, 1999, the Company issued 782,352 common stock shares pursuant to the conversion of all 10,251.56 Series B Preferred Stock shares at a price of $13.20 per share.

On August 31, 1998, the Company issued to RGC 7,500 Series C Preferred Stock shares and warrants to purchase 93,750 common stock shares (the "Series C Warrants") for an aggregate purchase price of $7,500,000; $277,000 of the purchase price has been allocated to the value of the Series C Warrants. Prior to May 31, 1999, the conversion price of the Series C Preferred Stock was equal to $9.00 per share. Thereafter, the conversion price of the Series C Preferred Stock was equal to the lower of $9.00 per share and the lowest five-day average closing price of the common stock during the 30-day-trading period immediately prior to such conversion. The sale was arranged by SPIF, which received a fee of $375,000 plus warrants to purchase 26,250 common stock shares, which are exercisable at $7.50 and expire on August 31, 2002. The Series C Preferred Stock shares were issued in a nonpublic offering pursuant to transactions exempt under
Section 4(2) of the Securities Act. For the year ended September 30, 1998, RGC received 31.25 Series C Preferred Stock shares as dividends paid in kind. For the year ended September 30, 1999, RGC received 94.14 Series C Preferred Stock shares as dividends paid in kind. For the year ended September 30, 1999, the Company issued 909,148 common stock shares pursuant to the conversion of all 7,625.39 Series C Preferred Stock shares at a price of $9.00 per share.

For the year ended September 30, 1999, the Company incurred a penalty of $498,000, included in miscellaneous income (expense) in the accompanying consolidated statement of operations, as a result of a delay in its ability to register the underlying common stock of the Series C redeemable convertible preferred stock with the Securities and Exchange Commission. This penalty was paid to the holders of the Series C redeemable convertible preferred stock through the issuance of an additional 55,378 common stock shares.

As of September 30, 1999, all of the Preferred Stock, including dividends paid-in-kind and accrued interest, were converted into an aggregate of 2,404,464 common stock shares of the Company.

On January 12, 1999, the Company issued $12,000,000 of its 9% Senior Subordinated Convertible Notes (the "Notes") due January 1, 2001, to a group of institutional investors. These Notes were convertible into the Company's common stock with an initial conversion price of $17.00 per share until July 1, 1999, and, thereafter, at the lower of $17.00 per share (the "Initial Conversion Price") and the lowest five-day average closing bid price of the Company's common stock during the 30-day trading period ending one day prior to the applicable conversion date (the "Conversion Price"). In connection with these Notes, the Company issued to these investors warrants to purchase an aggregate of 300,000 shares of the Company's common stock. These warrants have an exercise price of $17.00 per share and expire in 2003. On April 28, 1999, as a result of the Company's underwritten secondary public offering (the "Secondary Offering"), and in conjunction with an anti-dilution provision associated with the Notes, the Initial Conversion Price was reduced from $17.00 to $16.49 per share. Furthermore, in order to secure three month lock-up agreements from the holders of the Notes in conjunction with the Secondary Offering, the Company entered into a new arrangement with the holders of the Notes to issue all future interest payments, beginning with the three months ended June 30, 1999, in the form of convertible notes with substantially the same form and features as the original Notes. Therefore, the Company issued an additional $549,000 in notes, representing interest for the six months ended September 30, 1999 (the "Interest Notes"). The Notes and warrants were issued in a nonpublic offering pursuant Regulation D under the Securities Act. On October 22, 1999, all of the 9% Senior Subordinated Convertible Notes, related Interest Notes and accrued interest were converted into 765,201 common stock shares of the Company.

On February 9, 1999, a wholly owned subsidiary of the Company merged with and into Intellicom (the "Intellicom Acquisition"). The Intellicom Acquisition was accounted for under the purchase method, and the results of Intellicom are included in the consolidated financial statements since the date of acquisition. The purchase price of $14,869,000 was comprised of: (i) a cash component of $500,000 (the "Cash Consideration"); (ii) a promissory note in the amount of $1,000,000 bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note"); (iii) a promissory note in the amount of $2,000,000 bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note are defined as "Debt Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7,469,000 (the "Closing Shares"); (v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3,500,000 (the "Anniversary Shares", together with the Closing Shares are defined as "Equity Consideration"); and (vi) certain direct acquisition costs totaling $400,000. The Debt Consideration may be partially or wholly converted into the Company's common stock, under certain circumstances. The conversion price of the Debt Consideration is based upon the average closing price of the Company's common stock for the 15 days immediately preceding the conversion date. In April 1999, the Company paid the First Promissory Note and related interest in full with a combination of $832,000 in cash and the remainder, after expenses, with 6,118 common stock shares valued at $190,000. The Intellicom Acquisition agreement required the Company to issue $1,500,000 of common stock shares on the first anniversary date of the Intellicom Acquisition. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former Intellicom stockholders. On February 7, 2001, the Company made an offer to the former Intellicom stockholders to pay a discounted amount in lieu of the Company's obligation to pay cash and stock for the remaining consideration, which was to be paid in connection with the Intellicom acquisition and consisted of (i) a $2,000,000 8.5% promissory note and accrued interest, (ii) the requirement for the Company to issue $1,500,000 of common stock shares on the second anniversary date of the Intellicom acquisition, and (iii) the requirement for the Company to issue $500,000 of common stock shares on the third anniversary date of the Intellicom acquisition. The parties agreed to settle the obligation by which the Company paid $2,815,000 (including accrued interest of $325,000), issued 99,922 common stock shares valued at $199,000, and recognized a $1,326,000 extraordinary gain on settlements of outstanding obligations. Both the Debt Consideration and the Equity Consideration were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

On February 22, 1999, the Company entered into a license agreement with Inktomi Corporation ("Inktomi", the "Inktomi Licensing Agreement") allowing the Company rights to install certain Inktomi caching technology into the Company's cable-based Internet network infrastructure. Additionally, the Inktomi Licensing Agreement allows the Company to purchase up to 500 additional licenses during the first four years of the agreement. The Inktomi Licensing Agreement was valued at $4,000,000 for a total of 500 licenses, of which the first $1,000,000 was paid with 65,843 common stock shares of the Company and the remaining amount payable in cash in eight quarterly payments of $375,000. For the years ended September 30, 2001, 2000 and 1999, total payments amounted to $750,000, $1,500,000 and $750,000, respectively. Prepaid license fees were $2,602,000 at September 30, 2000. As a result of the Company discontinuing the operations of ISP Channel, prepaid license fees were written off and reflected in the loss on disposition of discontinued operations for the year ended September 30, 2000. Payments for the year ended September 30, 2001, were charged directly to the net liabilities associated with discontinued operations of ISP Channel, Inc. in the accompanying consolidated balance sheet. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

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

In conjunction with offering incentives to launch the Company's ISP Channel cable-based Internet services, the Company issued common stock to cable affiliates in return for the exclusive rights to provide Internet services to their customers. During the year ended September 30, 1999, the Company issued an aggregate of 13,574 common stock shares valued at $337,000 to eight separate cable affiliates. During the year ended September 30, 2000, the Company issued 35,160 common stock shares valued at $419,000 to two separate cable affiliates. In addition, on April 12, 1999, the Company issued 660,000 common stock shares to an investor for $14,990,000 in cash and a modification of the affiliate agreement between the Company and Teleponce Cable TV, which is controlled by the investor; the modification of the affiliate agreement was valued at $8,925,000 as a cable affiliate launch incentive. Further, on November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). In exchange for signing an agreement to launch the ISP Channel services, the Company issued a total of 3,500,000 common stock shares to Mediacom, of which 3,150,000 common stock shares were restricted. The restrictions were progressively lifted as Mediacom launched ISP Channel's services in Mediacom's cable television systems. As of September 30, 2000, there were 2,100,000 common stock shares restricted and unvalued. The unrestricted 1,400,000 common stock shares were valued at $26,513,000 as a cable affiliate launch incentive. As a result of the Company discontinuing the operations of ISP Channel, the cable affiliate launch incentive, net of amortization, was written off and reflected in the loss on disposition of discontinued operations for the year ended September 30, 2000, and in the net assets associated with discontinued operations at September 30, 1999. On February 16, 2001, the Company and ISP Channel entered into agreements with Mediacom, to terminate Mediacom's affiliate relationship with ISP Channel. As part of these agreements Mediacom released all obligations under the affiliate agreement with ISP Channel and returned 1,300,000 restricted common stock shares of the Company, and in exchange received certain equipment, a $3,768,000 payment from the Company, and the Company removed restrictions on 800,000 common stock shares valued at $1,500,000 held by Mediacom. Mediacom currently holds a total of 2,200,000 unrestricted common stock shares of the Company. Pursuant to these agreements, neither the Company nor ISP Channel has any further material obligation to Mediacom. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

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

On April 21, 2000, the Company acquired Laptop Lane Limited ("Laptop Lane"), a Washington corporation, under the purchase method of accounting and the results of Laptop Lane are included in the consolidated financial statements since the date of acquisition. Laptop Lane was a provider of business center services in airports. The Company paid approximately $21,559,000 consisting of (i) 972,266 common stock shares of the Company valued at $15,107,000, net of adjustment for expenses paid by the Company on behalf of Laptop Lane, exchanged for all outstanding common stock shares of Laptop Lane, (ii) direct acquisition costs of approximately $2,300,000, which included a bonus payment to Laptop Lane employees of $431,000 in lieu of Laptop Lane stock options, and (iii) 250,000 common stock shares of the Company valued at $3,652,000 issued to former Laptop Lane stockholders in payment for achieving certain criteria. As part of the acquisition, an additional 333,333 common stock shares of the Company were to be distributed to former Laptop Lane stockholders if certain performance goals or other criteria were met. As of September 30, 2000, Laptop Lane achieved three of the four performance goals; as a result, 249,981 common stock shares of the Company and cash amounting to $3,652,000 were distributed to the former Laptop Lane stockholders. In October 2000, Laptop Lane achieved the fourth performance goal requirement, resulting in the distribution of 81,050 common stock shares of the Company valued at $332,000 to the former Laptop Lane stockholders. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

Through September 30, 2001, the Company has granted options to seven separate non-employee consultants to purchase an aggregate of 180,500 common stock shares. The options were granted as partial consideration for services rendered. The options typically vest over the period of contracted service. The exercise price of these options range from $7.375 to $23.8125. In the aggregate, the options have a weighted average exercise price of $13.08. As of September 30, 2001, non-employee consultant options for 91,806 common stock shares were vested and outstanding. For the year ended September 30, 2001, no options were issued to consultants. These options for common stock shares were granted in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussions and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statement of operations data for the years ended and consolidated balance sheet data as of September 30, 2001, 2000 and 1999, have been derived from the Company's consolidated financial statements audited by KPMG LLP. The consolidated statements of operations for the years ended and consolidated balance sheet data as of September 30, 1998 and 1997, were derived from the Company's consolidated financial statements audited by PricewaterhouseCoopers LLP.

                                                                                     Year Ended September 30,
                                                                                     ------------------------
                                                                     2001        2000/(b)/    1999/(c)/       1998         1997
                                                                     ----        ---------    ---------       ----         ----
                                                                               (In thousands, except per share data)
Consolidated Statement of Operations Data /(a)/:
-----------------------------------------------

Net sales.......................................................  $     4,177   $     9,927  $     1,584   $        -   $        -
Cost of sales...................................................        9,734        10,465        1,449            -            -
                                                                  -----------   -----------  -----------   ----------   ----------

   Gross profit (loss)..........................................       (5,557)         (538)         135            -            -
                                                                  -----------   -----------  -----------   ----------   ----------

Operating expenses:
   Selling and marketing, engineering, and general and
     administrative.............................................       18,292        22,064        9,147        1,866        1,128
   Depreciation and amortization................................        2,409         3,284        1,888           84           76
   Compensation expense (benefit) related to stock options......         (705)       14,557        8,538           27            -
   Provision for impaired assets................................       12,155             -            -            -            -
   Restructuring expense........................................        5,190             -            -            -            -
                                                                  -----------   -----------  -----------   ----------   ----------

     Total operating expenses...................................       37,341        39,905       19,573        1,977        1,204
                                                                  -----------   -----------  -----------   ----------   ----------

Loss from continuing operations.................................      (42,898)      (40,443)     (19,438)      (1,977)      (1,204)

Other income (expenses):
   Interest income..............................................        6,422        11,843        3,617          112            -
   Interest expense.............................................         (107)         (526)      (4,716)        (966)      (1,028)
   Gain (loss) on disposition of equity investments, net........      (17,195)       10,157            -            -            -
   Miscellaneous income (expense)...............................         (297)       (1,585)      (1,390)        (173)         (72)
                                                                  -----------   -----------  -----------   ----------   ----------

Income (loss) from continuing operations before income taxes....      (54,075)      (20,554)     (21,927)      (3,004)      (2,304)
Provision for income taxes......................................            -             -            -            -            -
                                                                  -----------   -----------  -----------   ----------   ----------

Income (loss) from continuing operations........................      (54,075)      (20,554)     (21,927)      (3,004)      (2,304)

Discontinued Operations:
   Income (loss) from operations................................            -       (72,399)     (29,902)     (13,998)         159
   Gain (loss) on disposition...................................       (4,898)     (139,400)       1,820            -         (486)
Extraordinary Item:
   Gain on settlements of outstanding obligations ..............        1,326             -            -            -            -
                                                                  -----------   -----------  -----------   ----------   ----------

Net loss........................................................      (57,647)     (232,353)     (50,009)     (17,002)      (2,631)

Preferred dividends.............................................            -             -         (473)        (343)           -
                                                                  -----------   -----------  -----------   ----------   ----------

Net loss applicable to common shares............................  $   (57,647)  $  (232,353) $   (50,482)  $  (17,345)  $   (2,631)
                                                                  ===========   ===========  ===========   ==========   ==========

Basic and Diluted Loss per Common Share:
---------------------------------------

Loss from continuing operations applicable to common share......  $     (2.16)  $     (0.87) $     (1.78)  $    (0.41)  $    (0.35)
Discontinued operations.........................................        (0.20)        (9.01)       (2.27)       (1.89)       (0.05)
Extraordinary item..............................................         0.05             -            -            -            -
Preferred dividends.............................................            -             -        (0.04)       (0.05)           -
                                                                  -----------   -----------  -----------   ----------   ----------

Basic and diluted loss per common share.........................  $     (2.31)  $     (9.88) $     (4.09)  $    (2.35)  $    (0.40)
                                                                  ===========   ===========  ===========   ==========   ==========

Consolidated Balance Sheet Data /(a)/:
-------------------------------------

Working capital (deficit).......................................  $    68,335   $   113,904  $   133,616   $   11,817   $     (969)
Total assets....................................................       87,526       212,306      194,324       21,810       11,999
Long-term liabilities...........................................            -         4,104       20,153        9,048        8,719
Redeemable convertible preferred stock..........................            -             -            -       18,187            -
Stockholders' equity (deficit)..................................       76,446       139,914      163,709       (6,171)       2,028

___________________________
/(a)/ Reflects business center services, cable-based Internet services, document management and telecommunications segments as discontinued operations.

/(b)/ Includes Aerzone Corporation as a discontinued operation since its formation on January 24, 2000, and Laptop Lane Limited as a discontinued operation since its acquisition on April 21, 2000.

/(c)/ Includes Intelligent Communications, Inc. since its acquisition on
      February 9, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Annual Report of Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The actual results of the Company could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Factors Affecting the Company's Operating Results" as well as those discussed elsewhere in this Annual Report on Form 10-K. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates", "likelihood", "unlikelihood", "assessment" and "foreseeable", and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause our actual results to differ materially from the statements and those expressed or implied in any forward-looking statements made by us, or on our behalf. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

On December 7, 2000, SoftNet Systems, Inc. and subsidiaries (the "Company") Board of Directors approved a plan to discontinue its ISP Channel, Inc. ("ISP Channel") operations because of (1) the consolidation in the cable industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. Subsequently on December 17, 2000, the Company's Board of Directors approved a plan to discontinue its Aerzone Corporation ("Aerzone") business in light of, among other things, significant long-term capital needs and the difficulty of securing the necessary financing because of the financial markets. In conjunction with discontinuing the ISP Channel and Aerzone businesses, the Company's Board of Directors on December 28, 2000, approved a plan to reduce its corporate headquarters staff.

As a result of the Company's Board of Directors decisions, the Company wound down the ISP Channel and Aerzone businesses, and reduced its corporate headquarters staff during the year ended September 30, 2001. As of September 30, 2001, the ISP Channel and Aerzone businesses, including Laptop Lane Limited ("Laptop Lane"), were substantially wound down. Additionally, the Company has retained Bear, Stearns & Co., Inc. to assist in exploring the Company's strategic options. On November 26, 2001, the Company announced that the exploration was expanding to include potential partners that would focus on the Company's cash resources and status as a publicly traded company on the NASDAQ National Market in addition to potential partners expecting to use the Company's net operating losses in the near term. The Company asked that any proposals from third parties be delivered before December 31, 2001.

Despite the fact that the Company is exploring strategic options, the Company currently conducts its continuing operations through its wholly owned subsidiary, Intelligent Communications, Inc. ("Intellicom"), which provides two-way broadband satellite connectivity utilizing very small aperture terminal ("VSAT") technology to a wide variety of business customers. Although Intellicom has grown in the Latin American marketplace, Intellicom has sustained losses since its acquisition on February 9, 1999. In an effort reduce Intellicom losses, the Company initiated an overall cost cutting program and organizational restructuring during the year ended September 30, 2001, which includes the elimination of certain departments and closure of selected offices.

Revenue for Intellicom consists primarily of (i) monthly service fees paid by customers for satellite service on a per VSAT basis, (ii) VSAT-related equipment sales, and (iii) from time to time, contract termination fees from customers.

Cost of sales for Intellicom consists primarily of connectivity cost and costs of VSAT equipment sold. Intellicom's connectivity cost consists primarily of satellite transponder fees. Currently, Intellicom has transponder space on one satellite, Satelites Mexicanos, S.A. DE C.V. ("SatMex") 5, which provides coverage over the continental United States, Caribbean and Latin America.

The Company reports operating expenses in several categories: (i) selling and marketing includes, in addition to the costs of selling and marketing the Company's services to end users, customer care and content production; (ii) engineering, which includes the costs of maintaining and manning the network operations center, field engineering and information technology; and (iii) general and administrative costs. Also included in operating expenses is depreciation, amortization and compensation expense related to stock options. Amortization expense includes the periodic write off of developed technology acquired. Compensation related to stock options relates primarily to the amortization of deferred stock compensation resulting from below market value stock options granted between October 1998 and March 1999.

Results of Continuing Operations for the Year Ended September 30, 2001, Compared to the Year Ended September 30, 2000

Net Sales. Consolidated net sales decreased $5,750,000, or 58%, to $4,177,000
---------
for the year ended September 30, 2001, compared to $9,927,000 for the year ended September 30, 2000. Net sales from Intellicom's core business of satellite-based Internet services increased $1,373,000, or 122%, to $2,498,000 for the year ended September 30, 2001, as compared to $1,125,000 for the year ended September 30, 2000, primarily as a result of providing VSAT satellite service related to equipment sold to Tricom, S.A. Equipment sales decreased $7,003,000 to $1,089,000 for the year ended September 30, 2001, compared to $8,092,000 for the year ended September 30, 2000, primarily as a result of VSAT equipment sales to Tricom, S.A for the year ended September 30, 2000. Other sources of sales decreased $120,000 to $590,000 for the year ended September 30, 2001, compared to $710,000 for the year ended September 30, 2000, primarily as a result of decreased installation revenue.

Cost of Sales. Consolidated cost of sales decreased $731,000, or 7%, to
-------------
$9,734,000 for the year ended September 30, 2001, compared to $10,465,000 for the year ended September 30, 2000. The largest component of Intellicom's cost of sales is equipment costs, which amounted to $6,141,000, primarily consisting of the write down of inventory to market value, for the year ended September 30, 2001; compared to $6,878,000, primarily consisting of equipment costs related to the VSAT equipment sales to Tricom, S.A., for the year ended September 30, 2000. Intellicom's transponder fees increased to $3,201,000 for the year ended September 30, 2001, compared to $3,063,000 for the year ended September 30, 2000, primarily as a result of additional costs from the leasing of a full transponder on SatMex 5 beginning on December 1, 1999.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of
---------------------
non-cash compensation expense (benefit) of $0 for 2001 and $(166,000) for 2000) decreased $2,726,000, or 55%, to $2,260,000 for the year ended September 30, 2001, compared to $4,986,000 for the year ended September 30, 2000.

Intellicom's selling and marketing expenses decreased $1,154,000, or 36%, to $2,078,000 for the year ended September 30, 2001, compared to $3,232,000 for the year ended September 30, 2000, primarily as a result of staff reductions as part of an organizational restructuring.

Corporate selling and marketing expenses decreased $1,572,000, or 90%, to $182,000 for the year ended September 30, 2001, compared to $1,754,000 for the year ended September 30, 2000, primarily as a result of eliminating the business development and public relations departments as part of a corporate restructuring.

Engineering. Consolidated engineering expenses (exclusive of non-cash
-----------
compensation expense of $102,000 for 2001 and $55,000 for 2000) decreased $116,000, or 3%, to $4,207,000 for the year ended September 30, 2001, as compared to $4,323,000 for the year ended September 30, 2000.

Intellicom's engineering expenses decreased $131,000, or 3%, to $3,656,000 for the year ended September 30, 2001, compared to $3,787,000 for the year ended September 30, 2000, primarily due to decreased costs as a result of the completion of research for the development of the new VSAT during February 2000, offset by increased personnel costs to support the then-anticipated future business.

Corporate engineering expenses increased $15,000, or 3%, to $551,000 for the year ended September 30, 2001, compared to $536,000 for the year ended September 30, 2000.

General and Administrative. Consolidated general and administrative expenses
--------------------------
(exclusive of non-cash compensation expense (benefit) of $(807,000) for 2001 and $14,668,000 for 2000) decreased $930,000, or 7%, to $11,825,000 for the year ended September 30, 2001, compared to $12,755,000 for the year ended September 30, 2000.

Intellicom's general and administrative expenses increased $575,000, or 29%, to $2,542,000 for the year ended September 30, 2001, compared to $1,967,000 for the year ended September 30, 2000, primarily as a result of increased personnel costs to support the then-anticipated future business, which did not occur.

Corporate general and administrative expenses decreased $1,505,000, or 14%, to $9,283,000 for the year ended September 30, 2001, compared to $10,788,000 for the year ended September 30, 2000, primarily as a result of staff reductions as part of a corporate restructuring.

Depreciation and Amortization. Consolidated depreciation and amortization
-----------------------------
expenses decreased $875,000, or 27%, to $2,409,000 for the year ended September 30, 2001, compared to $3,284,000 for the year ended September 30, 2000.

Intellicom's depreciation and amortization expense decreased $870,000, or 30%, to $2,059,000 for the year ended September 30, 2001, compared to $2,929,000 for the year ended September 30, 2000, primarily due to no amortization expense since March 31, 2001, as a result of the write off of the intangible asset associated with the developed technology from the acquisition of Intellicom.

Corporate depreciation and amortization expense decreased $5,000, or 1%, to $350,000 for the year ended September 30, 2001, compared to $355,000 for the year ended September 30, 2000.

Non-Cash Compensation Expense/Benefit Related to Stock Options. The Company
--------------------------------------------------------------
recognized a non-cash compensation benefit related to stock options of $705,000 for the year ended September 30, 2001, compared to non-cash compensation expense related to stock options of $14,557,000 for the year ended September 30, 2000. For the year ended September 30, 2001, non-cash compensation benefit related to stock options consisted of $674,000 related to employee stock options and $31,000 related to non-employee options, and for the year ended September 30, 2000, non-cash compensation expense related to stock options consisted of $14,296,000 related to employee stock options and $261,000 related to non-employee options.

Non-cash compensation benefits are recognized following the reversal of previously accrued expenses in respect to stock option terminations as result of corporate restructuring. Non-cash compensation expense related to stock options should continue to decrease or generate a benefit, as the Company continues to reduce its staff due to its discontinued operations and corporate restructuring.

Provision for Impaired Assets. The Company recognized a charge of $12,155,000
-----------------------------
for the year ended September 30, 2001, consisting of a $11,108,000 impairment of an intangible asset associated with the developed technology from the acquisition of Intellicom; and a $1,047,000 write off of abandoned property and equipment, and impairment of VSAT equipment returned from former domestic customers.

Restructuring Expense. The Company recognized a restructuring expense of
---------------------
$5,190,000 for the year ended September 30, 2001, consisting of $3,900,000 related to a plan to downsize its corporate headquarters staff, and $1,290,000 related to a plan to downsize the Intellicom staff and shut down various offices. At September 30, 2001, restructuring reserves of $1,240,000 and $512,000 remain outstanding for corporate and Intellicom, respectively.

Interest Income. Consolidated interest income decreased $5,421,000, or 46%, to
---------------
$6,422,000 for the year ended September 30, 2001, compared to $11,843,000 for the year ended September 30, 2000, as a result of lower interest rates, and decrease in cash, cash equivalents, and short-term investments, available-for-sale.

Interest Expense. Consolidated interest expense decreased $419,000, or 80%, to
----------------
$107,000 for the year ended September 30, 2001, compared to $526,000 for the year ended September 30, 2000. This decrease is primarily due to the reduction of interest expense resulting from the conversion of the 9% senior subordinated convertible notes, payment of the 6% subordinated convertible notes and payment of the 8.5% promissory note to the former Intellicom stockholders.

Equity in Net Losses of Investee Companies. The Company recognized equity in net
------------------------------------------
losses of investee companies of $394,000 for the year ended September 30, 2001, compared to equity in net losses of investee companies of $581,000 for the year ended September 30, 2000.

Gain (Loss) on Disposition of Equity Investments, Net. The Company recognized a
-----------------------------------------------------
charge of $17,195,000 for the year ended September 30, 2001, consisting of a $768,000 write down of a note receivable and related interest; and $16,427,000 of write-downs and realized losses related to various short-term and long-term equity investments. The Company recognized a gain on disposition of long-term equity investments of $10,157,000 for the year ended September 30, 2000, primarily due to a $10,194,000 gain on an exchange of 50,000 common stock shares of Big Sky Network Canada, Limited for (i) $2,500,000 in cash, (ii) a promissory note in the amount of $1,700,000 bearing interest at 8% per annum due September 29, 2001, and (iii) 1,133,000 common stock shares valued at $9,630,000 from China Broadband Corporation on September 29, 2000.

Miscellaneous Income (Expense), Net. Consolidated miscellaneous income increased
-----------------------------------
$1,101,000 to $97,000 for the year ended September 30, 2001, compared to consolidated miscellaneous expense of $1,004,000 for the year ended September 30, 2000. This increase is primarily due to losses incurred from the sale of the Intellicom headquarters office building and disposal of equipment, and contract termination costs for the year ended September 30, 2000.

Income Taxes. The Company made no provision for income taxes for the year ended
------------
September 30, 2001 and 2000, as a result of the Company's continuing losses.

Loss Attributed to Discontinued Operations. The Company recognized a $4,898,000
------------------------------------------
loss attributed to discontinued operations for the year ended September 30, 2001, compared to $211,799,000 for the year ended September 30,

2000. For the year ended September 30, 2001, the loss attributed to discontinued operations consisted of a $10,008,000 gain due to the revision of the loss on disposition of ISP Channel, resulting from lower than anticipated costs of closing ISP Channel, and a $14,906,000 loss on disposition of Aerzone, resulting primarily from the reduction of the estimated sales proceeds of Laptop Lane. For the year ended September 30, 2000, the loss attributed to discontinued operations consisted of a loss on disposition of ISP Channel of $97,200,000, a net loss from the operations of ISP Channel of $60,249,000, a loss on disposition of Aerzone of $42,200,000, and a net loss from the operations of Aerzone of $12,150,000.

Extraordinary Item - Gain on Settlements of Outstanding Obligations. The Company
-------------------------------------------------------------------
recognized a gain of $1,326,000 for the year ended September 30, 2001, resulting from the cash payment made in lieu of the Company's obligation to pay off the 8.5% promissory note and related interest, and to settle the business acquisition liability to former Intellicom stockholders with common stock.

Net Loss. The Company had a net loss of $57,647,000, or a net loss per share of
--------
$2.31, for the year ended September 30, 2001, compared to a net loss of $232,353,000, or a net loss per share of $9.88, for the year ended September 30, 2000.

Results of Continuing Operations for the Year Ended September 30, 2000, Compared to the Year Ended September 30, 1999

Net Sales. Consolidated net sales increased $8,343,000, or 526%, to $9,927,000
---------
for year ended September 30, 2000, as compared to $1,584,000 for the two hundred thirty four days ended September 30, 1999. Net sales from Intellicom's core business of satellite-based Internet services increased $609,000, or 118%, to $1,125,000 for the year ended September 30, 2000, as compared to $516,000 for the two hundred thirty four days ended September 30, 1999, primarily as a result of monthly service fees provided to the new Tricom, S.A. sites, and an additional one-hundred-thirty-one days of service fees for year ended September 30, 2000, as compared to September 30, 1999, due to the acquisition of Intellicom on February 9, 1999. Equipment sales increased $7,956,000 to $8,092,000 for the year ended September 30, 2000, as compared to $136,000 for the two hundred thirty four days ended September 30, 1999, as a result of VSAT equipment sales to Tricom, S.A. Other sources of sales decreased $222,000, or 24%, to $710,000 for the year ended September 30, 2000, as compared to $932,000 for the two hundred thirty four days ended September 30, 1999, primarily due to Intellicom exiting from the data processing service business on September 30, 1999, and no transponder sublease income for the year ended September 30, 2000, offset by collocation revenue for the September 30, 2000.

Cost of Sales. Consolidated cost of sales increased $9,016,000, or 622%, to
-------------
$10,465,000 for the year ended September 30, 2000, as compared to $1,449,000 for the two hundred thirty four days ended September 30, 1999, primarily as a result of VSAT equipment sales to Tricom, S.A. and the space segment leasing of a full transponder beginning on December 1, 1999, in preparation for providing satellite-based Internet services to existing and prospective customers. The largest component of Intellicom's cost of sales for the year ended September 30, 2000, are equipment costs resulting from VSAT equipment sales to Tricom, S.A. Another component of Intellicom's cost of sales is transponder fees, which amounted to $3,063,000 for the year ended September 30, 2000, as compared to $788,000 for the two hundred thirty four days ended September 30, 1999.

Selling and Marketing. Consolidated selling and marketing expenses (exclusive of
---------------------
non-cash compensation expense (benefit) of $(166,000) for 2000 and $166,000 for
1999) increased $4,433,000, or 802%, to $4,986,000 for the year ended September 30, 2000, as compared to $553,000 for the year ended September 30, 1999.

Intellicom's selling and marketing expenses increased $2,679,000, or 485%, to $3,232,000 for the year ended September 30, 2000, as compared to $553,000 for the two hundred thirty four days ended September 30, 1999, primarily as a result of the hiring to staff these departments.

For the year ended September 30, 2000, corporate incurred selling and marketing expenses of $1,754,000, which are primarily personnel costs associated with the formation of the new business development and public relations departments.

Engineering. Consolidated engineering expenses (exclusive of non-cash
-----------
compensation expense of $55,000 for 2000 and $199,000 for 1999) increased $3,894,000, or 908%, to $4,323,000 for the year ended September 30, 2000, as compared to $429,000 for the year ended September 30, 1999.

Intellicom's engineering expenses increased $3,358,000 to $3,787,000 for the year ended September 30, 2000, as compared to $429,000 for the two hundred thirty four days ended September 30, 1999, primarily as a result of hiring to staff these departments.

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

General and Administrative. Consolidated general and administrative expenses
--------------------------
(exclusive of non-cash compensation expense of $14,668,000 for 2000 and $8,173,000 for 1999) increased $4,590,000, or 56%, to $12,755,000 for the year ended September 30, 2000, as compared to $8,165,000 for the year ended September 30, 1999.

Intellicom's general and administrative expenses increased $1,071,000, or 119%, to $1,967,000 for the year ended September 30, 2000, as compared to $896,000 for the two hundred thirty four days ended September 30, 1999, primarily as a result of leasing an additional office facility in Livermore, California; the write off of a customer receivable; and an additional one-hundred-thirty-one days of general and administrative expenses for the year ended September 30, 2000, as compared to September 30, 1999, due to the acquisition of Intellicom on February 9, 1999.

Corporate general and administrative expenses increased $3,519,000, or 48%, to $10,788,000 for the year ended September 30, 2000, as compared to $7,269,000 for the year ended September 30, 1999. The growth in corporate general and administrative expenses are a result of hiring staff for its administrative, executive and finance departments to support both the continuing and discontinued operations.

Depreciation and Amortization. Consolidated depreciation and amortization
-----------------------------
expenses increased $1,396,000, or 74%, to $3,284,000 for the year ended September 30, 2000, as compared to $1,888,000 for the year ended September 30, 1999.

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

Non-Cash Compensation Expense Related to Stock Options. The Company recognized a
------------------------------------------------------
non-cash compensation expense related to stock options of $14,557,000 for the year ended September 30, 2000, as compared to $8,538,000 for the year ended September 30, 1999. For the year ended September 30, 2000, non-cash compensation expense related to stock options consisted of $14,296,000 related to employee stock options and $261,000 related to non-employee options, and for the year ended September 30, 1999, non-cash compensation expense related to stock options consisted of $6,877,000 related to employee stock options and $1,661,000 related to non-employee options. The increase is primarily due to the additional five months of deferred stock compensation amortization related to employee stock options for the year ended September 30, 2000.

Interest Income. Consolidated interest income was $11,843,000 for the year ended
---------------
September 30, 2000, as compared to $3,617,000 for the year ended September 30, 1999. This increase was primarily due to the increased cash, cash equivalent and short-term investment balances as a result of the secondary offering of 4,600,000 common stock shares for $141,502,000 on April 28, 1999, and the sale of 5,000,000 common stock shares for $128,121,000 to Pacific Century Cyberworks Limited ("Pacific Century") on December 13, 1999.

Interest Expense. Consolidated interest expense decreased $4,190,000, or 89%, to
----------------
$526,000 for the year ended September 30, 2000, as compared to $4,716,000 for the year ended September 30, 1999. This decrease is primarily due to the reduction of interest expense resulting from the conversion of the 9% senior subordinated convertible notes.

Equity in Net Losses of Investee Companies. The Company recognized equity in net
------------------------------------------
losses of investee companies of $581,000 for the year ended September 30, 2000.

Gain on Disposition of Equity Investments, Net. The Company recognized a gain on
----------------------------------------------
disposition of long-term equity investments of $10,157,000 for the year ended September 30, 2000, primarily due to a $10,194,000 gain on exchange of 50,000 common stock shares of Big Sky Network Canada, Limited for (i) $2,500,000 in cash, (ii) a promissory note in the amount of $1,700,000 bearing interest at 8% per annum due September 29, 2001, and (iii) 1,133,000 common stock shares valued at $9,630,000 from China Broadband Corporation on September 29, 2000.

Miscellaneous Income (Expense), Net. Consolidated miscellaneous expense was
-----------------------------------
$1,004,000 for the year ended September 30, 2000, as compared to consolidated miscellaneous expense of $1,390,000 for the year ended September 30, 1999.

Income Taxes. The Company made no provision for income taxes for the years ended
------------
September 30, 2000 and 1999, as a result of the Company's continuing losses.

Loss Attributed to Discontinued Operations. The Company recognized a loss
------------------------------------------
attributed to discontinued operations of $211,799,000 for the year ended September 30, 2000, as compared to $28,082,000 for the year ended September 30, 1999. For the year ended September 30, 2000, the loss attributed to discontinued operations consisted of a loss on disposition of ISP Channel of $97,200,000, a net loss from the operations of ISP Channel of $60,249,000, a loss on disposition of Aerzone of $42,200,000, and a net loss from the operations of Aerzone of $12,150,000. For the year ended September 30, 1999, the loss attributed to discontinued operations consisted of a net loss from the operations of ISP Channel of $29,439,000, a net loss from the operations of MTC of $633,000, a loss on disposition of MTC of $321,000, a net income from the operations of KCI of $170,000, and a gain on disposition of KCI of $2,141,000.

Preferred Dividends. The Company paid no dividends for the year ended September
-------------------
30, 2000, as a result of the conversion of the 5% redeemable convertible preferred stock to common stock during the year ended September 30, 1999. For the year ended September 30, 1999, the Company paid dividends of $473,000 to the holders of the aforementioned stock.

Net Loss. The Company had a net loss applicable to common shares of
--------
$232,353,000, or a net loss per share of $9.88, for the year ended September 30, 2000, as compared to a net loss applicable to common shares of $50,482,000, or a net loss per share of $4.09, for the year ended September 30, 1999.

Liquidity and Capital Resources

Since September 1998, the Company has funded the significant negative cash flows from its subsidiary operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. On April 28, 1999, the Company completed a secondary public offering (the "Secondary Offering"), in which it sold 4,600,000 common stock shares at $33.00 per share. The Company received $141,502,000 in cash, net of underwriting discounts, commissions and other offering costs. On December 13, 1999, the Company completed a private placement of 5,000,000 common stock shares for net proceeds of $128,121,000 to Pacific Century Cyberworks Limited ("Pacific Century"). As of September 30, 2001, the Company had $75,454,000 in cash, cash equivalents, and short-term investments compared with $172,134,000 as of September 30, 2000.

Net cash used in operating activities of continuing operations for the year ended September 30, 2001, was $21,763,000. This results from, a net loss of $54,075,000 from continuing operations, offset by several non-cash items including a loss on impaired assets of $12,155,000, loss on disposition of equity investments of $17,195,000, inventory losses of $5,634,000, restructuring charges of $5,190,000, a net increase to operating assets by $914,000, and a net decrease to operating liabilities by $9,083,000. Net cash used in operating activities of discontinued operations was $60,855,000.

Net cash provided by investing activities of continuing operations for the year ended September 30, 2001, was $56,188,000. Of this amount, $57,092,000 was provided by proceeds from sales and maturities of short-term investments, net of purchases, offset by $1,424,000 used to purchase property, plant and equipment, and $766,000 used to acquire long-term equity investments. Net cash provided by investing activities of discontinued operations was $11,068,000.

Net cash used in financing activities for the year ended September 30, 2001, was $9,908,000, primarily as a result of $2,490,000 in cash payments made in lieu of the Company's obligation to pay off the 8.5% promissory note and related interest and to settle its business acquisition liability to former Intellicom stockholders with common stock, $660,000 principal payment of debt, and $6,858,000 of payments for the purchase of treasury stock. Net cash used in financing activities of discontinued operations was $4,481,000.

The Company believes it has sufficient cash to meet its presently anticipated business requirements over the next twelve months including the funding of operating losses, discontinued operations, working capital requirements, and capital investments. The Company expects significant reductions in cash usages from its discontinued operating activities for the year ending September 30, 2002.

Acquisition of Intellicom. On February 9, 1999, a wholly owned subsidiary of the
-------------------------
Company merged with and into Intellicom (the "Intellicom Acquisition"). The Intellicom Acquisition was accounted for under the purchase method, and the results of Intellicom are included in the consolidated financial statements since the date of acquisition. The purchase price of $14,869,000 was comprised of: (i) a cash component of $500,000 (the "Cash Consideration"); (ii) a promissory note in the amount of $1,000,000 bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note"); (iii) a promissory note in the amount of $2,000,000 bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note are defined as the "Debt Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7,469,000 (the "Closing Shares"); (v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3,500,000 (the "Anniversary Shares", together with the Closing Shares are defined as the "Equity Consideration"); and (vi) certain direct acquisition costs totaling $400,000. The Debt Consideration may be partially or wholly converted into the Company's common stock, under certain circumstances. The conversion price of the Debt Consideration is based upon the average closing price of the Company's common stock for the 15 days immediately preceding the conversion date.

In April 1999, the Company paid the First Promissory Note and related interest in full with a combination $832,000 in cash and the remainder, after expenses, with 6,118 common stock shares valued at $190,000. The Intellicom Acquisition agreement required the Company to issue $1,500,000 of common stock shares on the first anniversary date of the Intellicom Acquisition. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former Intellicom stockholders. On February 7, 2001, the Company made an offer to the former Intellicom stockholders to pay a discounted amount in lieu of the Company's obligation to pay cash and stock for the remaining consideration, which was to be paid in connection with the Intellicom acquisition and consisted of (i) a $2,000,000 8.5% promissory note and accrued interest, (ii) the requirement for the Company to issue $1,500,000 of common stock shares on the second anniversary date of the Intellicom acquisition, and (iii) the requirement for the Company to issue $500,000 of common stock shares on the third anniversary date of the Intellicom acquisition. The parties agreed to settle the obligation by which the Company paid $2,815,000 (including accrued interest of $325,000), issued 99,922 common stock shares valued at $199,000, and recognized a $1,326,000 extraordinary gain on settlements of outstanding obligations.

Additionally, the Intellicom Acquisition agreement included a demonstration bonus ("Demonstration Bonus") of $1,000,000 payable in cash or shares of the Company's common stock at the Company's option by the first anniversary date of the Intellicom Acquisition if certain conditions were met. On February 8, 2000, the opportunity to earn the Demonstration Bonus had expired, and accordingly, the Demonstration Bonus was not paid or included in the purchase price of Intellicom.

Formation of Aerzone, Acquisition of Laptop Lane, and Discontinued Operations of
--------------------------------------------------------------------------------
Aerzone. On January 24, 2000, the Company founded Aerzone (formerly SoftNet
-------
Zone, Inc.), a Delaware corporation, to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, a Washington corporation, on April 21, 2000. The acquisition was accounted for under the purchase method and the results of Laptop Lane are included in the consolidated financial statements since the date of acquisition. Laptop Lane is a leading provider of business center services in airports. The Company paid approximately $21,559,000 consisting of (i) 972,266 common stock shares of the Company valued at $15,107,000, net of adjustment for expenses paid by the Company on behalf of Laptop Lane, exchanged for all outstanding common stock shares of Laptop Lane, (ii) direct acquisition costs of approximately $2,300,000, which included a bonus payment to Laptop Lane employees of $431,000 in lieu of Laptop Lane stock options, and (iii) 250,000 common stock shares of the Company valued at $3,652,000 issued to former Laptop Lane stockholders in payment for achieving certain criteria. As part of the acquisition, an additional 333,333 common stock shares of the Company were to be distributed to former Laptop Lane stockholders if certain performance goals or other criteria were met. As of September 30, 2000, Laptop Lane achieved three of the four performance goals; as a result, 249,981 common stock shares of the Company and cash amounting to $3,652,000 were distributed to the former Laptop Lane stockholders. In October 2000, Laptop Lane achieved the fourth performance goal requirement, resulting in the distribution of 81,050 common stock shares of the Company valued at $332,000 to the former Laptop Lane stockholders. Additionally, in connection with the acquisition, the Company provided $6,000,000 in working capital to Laptop Lane, under a secured promissory note.

On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The operating results of Aerzone has been segregated from continuing operations and is reported as loss from discontinued operations in the accompanying consolidated statement of operations. The loss from discontinued operations includes management's estimates of the remaining costs to wind down the business and costs to settle its outstanding liabilities. The assets and liabilities of such operations are reflected as net liabilities associated with discontinued operations of Aerzone Corporation in the accompanying consolidated balance sheets as of September 30, 2001 and 2000. For the year ended September 30, 2000, the Company recorded an estimated loss on disposition reserve of Aerzone of $42,200,000. Subsequently for the year ended September 30, 2001, the Company increased the estimated loss on disposition reserve of Aerzone by $14,906,000, primarily as a result of the Company reducing the estimated proceeds from the sale of Laptop Lane and increasing estimated discontinued operating costs. The estimated loss on disposition reserve of Aerzone is reflected in net liabilities associated with discontinued operations of Aerzone Corporation in the accompanying consolidated balance sheets as of September 30, 2001 and 2000, and the corresponding charge is reflected in loss on disposition of discontinued operations in the accompanying consolidated statements of operations for the years ended September 30, 2001 and 2000.

Discontinued Operations of ISP Channel. On December 7, 2000, the Company's Board
--------------------------------------
of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel, Inc. ("ISP Channel") subsidiary by December 31, 2000, because of (1) consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. The operating results of ISP Channel has been segregated from continuing operations and is reported as loss from discontinued operations in the accompanying consolidated statements of operations. The loss from discontinued operations includes management's estimates of the remaining costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. The assets and liabilities of such operations are reflected as net liabilities associated with discontinued operations of ISP Channel in the accompanying consolidated balance sheets as of September 30, 2001 and 2000. For the year ended September 30, 2000, the Company recorded an estimated loss on disposition reserve of ISP Channel of $97,200,000. Subsequently for the year ended September 30, 2001, the Company decreased the estimated loss on disposition reserve of ISP Channel by $10,008,000, primarily as a result of the Company experiencing better than previously estimated contract settlements. The estimated loss on disposition reserve of ISP Channel is reflected in net liabilities of discontinued operations of ISP Channel, Inc. in the accompanying consolidated balance sheets as of September 30, 2001 and 2000, and the corresponding benefit and charge is reflected in loss on disposition of discontinued operations in the accompanying consolidated statements of operations for the years ended September 30, 2001 and 2000.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio, and on the increase or decrease in the amount of interest expense the Company must pay with respect to its various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities, which are tied to market rates. The Company does not use derivative financial instruments or engage in hedging activities in its investment portfolio. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in safe and high-credit quality securities.

The Company had short-term investments of $60,494,000 at September 30, 2001. Except for investments in common and preferred stock, these short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and twenty-three months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at September 30, 2001, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company is not required to sell these investments before maturity, it has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce its interest income.

The Company had an outstanding convertible debt instrument of approximately $1,444,000 at September 30, 2001. This instrument has a fixed interest rate of 5.0%. Because the interest rate of this instrument is fixed, a hypothetical 10% increase in interest rates will not have a material effect on the Company. Interest rate increases, however, will increase interest expense associated with future borrowing by the Company, if any. The Company does not hedge against interest rate fluctuations.

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

Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets.

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

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. For goodwill acquired by June 30, 2001, SFAS 142 is effective for all fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject to immediate adoption of SFAS 142. The Company believes SFAS 142 will not have a material effect on its consolidated financial statements.

On August 16, 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, the company also records a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciates that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, the company either settles the retirement obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Accordingly, SFAS 143 will be effective for the Company beginning October 1, 2002. The Company is currently in the process of evaluating the impact, if any, SFAS 143 will have on its financial position or results of operations.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS 144") Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

Item 8.  Financial Statements and Supplementary Data

                     SoftNet Systems, Inc. and Subsidiaries
          Index To Consolidated Financial Statements September 30, 2001

                                                                                                                 Page
                                                                                                                 ----
Report of Independent Auditors KPMG LLP...................................................................         33

Consolidated Balance Sheets as of September 30, 2001 and 2000.............................................         34

Consolidated Statements of Operations for the three years ended September 30, 2001........................         35

Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended September 30, 2001....         36

Consolidated Statements of Cash Flows for the three years ended September 30, 2001........................         37

Notes to Consolidated Financial Statements................................................................      38-59

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SoftNet Systems, Inc.

We have audited the accompanying consolidated balance sheets of SoftNet Systems, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended September 30, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index appearing under Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SoftNet Systems, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the results of their operations and cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP



San Francisco, California
November 6, 2001

                     SoftNet Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                           September 30,
                                                                                           -------------
                                                                                         2001         2000
                                                                                         ----         ----
                                        ASSETS

Current assets:
   Cash and cash equivalents........................................................   $   14,960  $   44,731
   Short-term investments, available-for-sale.......................................       60,494     127,403
   Accounts receivable, net of allowance for doubtful accounts of $123 and $68,
     respectively...................................................................        2,060       2,558
   Notes receivable.................................................................            -       2,100
   Inventory, net...................................................................          537       4,128
   Other current assets.............................................................        1,364       1,272
                                                                                       ----------  ----------

Total current assets................................................................       79,415     182,192

Restricted cash.....................................................................        2,492       1,492
Property and equipment, net of accumulated depreciation of $1,281 and $1,172,
   respectively.....................................................................        2,335       4,679
Intangibles, net of accumulated amortization of $0 and $3,828, respectively.........            -      12,257
Accounts receivable, non current portion............................................        1,583       3,409
Long-term equity investments........................................................        1,484       7,734
Deferred debt issuance costs........................................................            -          41
Other assets........................................................................          217         502
                                                                                       ----------  ----------

                                                                                       $   87,526  $  212,306
                                                                                       ==========  ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................   $      696  $    3,530
   Accrued compensation and related expenses........................................          849       2,752
   Net liabilities associated with discontinued operations..........................        4,159      56,595
   Restructuring accrual............................................................        1,752           -
   Other accrued expenses...........................................................        2,180       3,250
   Current portion of long-term debt................................................        1,444       2,161
                                                                                       ----------  ----------

Total current liabilities...........................................................       11,080      68,288

Long-term debt, net of current portion..............................................            -       2,104
Business acquisition liability......................................................            -       2,000
                                                                                       ----------  ----------

Total liabilities...................................................................       11,080      72,392
                                                                                       ----------  ----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,970,000 shares designated, no shares issued
     and outstanding................................................................            -           -
   Common stock, $0.01 par value, 100,000,000 shares authorized; 27,461,775 and
     28,523,474 shares issued; 25,171,275 and 28,113,974 shares outstanding,
     respectively                                                                             275         264
   Additional-paid-in capital.......................................................      477,680     503,802
   Deferred stock compensation......................................................       (1,645)    (28,577)
   Accumulated other comprehensive loss.............................................         (480)       (696)
   Accumulated deficit..............................................................     (390,247)   (332,600)
   Treasury stock, at cost, 2,290,500 and 409,500 shares, respectively..............       (9,137)     (2,279)
                                                                                       ----------  ----------

Total stockholders' equity..........................................................       76,446     139,914
                                                                                       ----------  ----------

                                                                                       $   87,526  $  212,306
                                                                                       ==========  ==========

          See accompanying notes to consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                                 Year Ended September 30,
                                                                                 ------------------------
                                                                            2001           2000           1999
                                                                            ----           ----           ----
Net sales .............................................................   $   4,177      $   9,927      $   1,584
Cost of sales .........................................................       9,734         10,465          1,449
                                                                          ---------      ---------      ---------

   Gross profit (loss) ................................................      (5,557)          (538)           135
                                                                          ---------      ---------      ---------

Operating expenses:
   Selling and marketing, exclusive of non-cash compensation expense
     (benefit) of $0, $(166) and $166, respectively ...................       2,260          4,986            553
   Engineering, exclusive of non-cash compensation expense of $102,
     $55 and $199, respectively .......................................       4,207          4,323            429
   General and administrative, exclusive of non-cash compensation
     expense (benefit) of $(807), $14,668 and $8,173, respectively ....      11,825         12,755          8,165
   Depreciation .......................................................       1,260            987            357
   Amortization .......................................................       1,149          2,297          1,531
   Non-cash compensation expense (benefit) related to stock options ...        (705)        14,557          8,538
   Provision for impaired assets ......................................      12,155             --             --
   Restructuring expense ..............................................       5,190             --             --
                                                                          ---------      ---------      ---------

Total operating expenses ..............................................      37,341         39,905         19,573
                                                                          ---------      ---------      ---------

Loss from continuing operations before other income (expense), income
   taxes, discontinued operations and extraordinary item ..............     (42,898)       (40,443)       (19,438)

Other income (expense):
   Interest income ....................................................       6,422         11,843          3,617
   Interest expense ...................................................        (107)          (526)        (4,716)
   Gain (loss) on disposition of equity investments, net ..............     (17,195)        10,157             --
   Equity in net losses of investee companies .........................        (394)          (581)            --
   Miscellaneous income (expense), net ................................          97         (1,004)        (1,390)
                                                                          ---------      ---------      ---------

Loss from continuing operations before income taxes, discontinued
   operations and extraordinary item ..................................     (54,075)       (20,554)       (21,927)

Provision for income taxes ............................................          --             --             --
                                                                          ---------      ---------      ---------

Loss from continuing operations before discontinued operations and
   extraordinary item .................................................     (54,075)       (20,554)       (21,927)

Discontinued Operations:
   Loss from operations ...............................................          --        (72,399)       (29,902)
   Gain (loss) on disposition .........................................      (4,898)      (139,400)         1,820
Extraordinary Item:
   Gain on settlements of outstanding obligations .....................       1,326             --             --

                                                                          ---------      ---------      ---------

Net loss ..............................................................     (57,647)      (232,353)       (50,009)

Preferred dividends ...................................................          --             --           (473)
                                                                          ---------      ---------      ---------

Net loss applicable to common shares ..................................   $ (57,647)     $(232,353)     $ (50,482)
                                                                          =========      =========      =========
Basic and diluted loss per common share:
   Loss from continuing operations applicable to common shares ........   $   (2.16)     $   (0.87)     $   (1.78)
   Discontinued operations ............................................   $   (0.20)     $   (9.01)         (2.27)
   Extraordinary item .................................................        0.05             --             --
   Preferred dividends ................................................          --             --          (0.04)
                                                                          ---------      ---------      ---------
   Net loss applicable to common shares ...............................   $   (2.31)     $   (9.88)     $   (4.09)
                                                                          =========      =========      =========

Shares used to compute basic and diluted loss per common share ........      25,024         23,518         12,342
                                                                          =========      =========      =========

          See accompanying notes to consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                        (In thousands, except share data)

                                                                                                                       Accumulated
                                                                                                                          Other
                                                                  Common Stock      Additional Paid  Deferred Stock   Comprehensive
                                                                  ------------
                                                              Shares        Amount    in  Capital     Compensation        Loss
                                                              ------        ------    -----------     ------------        ----
Balance, September 30, 1998..........................        8,191,550          82       43,700            (188)              -

  Common stock shares issued in connection with:
   Secondary public offering, net of issuance costs..        4,600,000          46      141,456               -               -
   Non-public offering, net of selling costs.........          660,000           7       23,908               -               -
   Acquisition of Intelligent Communications, Inc....          500,000           5        7,464               -               -
   Purchase of prepaid license fees..................           65,843           1          999               -               -
   Repayment of short-term debt......................            6,118           -          190               -               -
   Cable incentive program...........................           13,574           -          337               -               -
   Conversion of convertible subordinated notes......           71,126           1          489               -               -
   Conversion of preferred shares....................        2,033,921          20       18,234               -               -
   Penalty paid on preferred shares..................           55,378           -          498               -               -
   Exercise of warrants..............................          572,064           6        5,273               -               -
   Exercise of stock options.........................          440,730           4        2,785               -               -
  Common stock warrants issued with new debt.........                -           -        4,334               -               -
  Value assigned to beneficial conversion feature of
   debt..............................................                -           -        1,529               -               -
  Dividends paid on preferred shares:
   Additional preferred shares.......................                -           -            -               -               -
   Cash..............................................                -           -            -               -               -
   Common stock......................................           15,219           -          157               -               -
  Deferred stock compensation........................                -           -       79,313         (79,313)              -
  Reversal of deferred stock compensation charge due
   to employee termination...........................                -           -       (3,221)          3,221               -
  Amortization of deferred stock compensation........                -           -            -          12,934               -
  Unrealized losses on securities....................                -           -            -               -            (315)
  Net loss...........................................                -           -            -               -               -
                                                           -----------  ----------   ----------      ----------     -----------

Balance, September 30, 1999..........................       17,225,523         172      327,445         (63,346)           (315)

  Common stock shares issued in connection with:
   Non-public offering, net of selling costs.........        5,000,000          50      128,071               -               -
   Acquisition of Laptop Lane Limited................        1,205,337          12       18,398               -               -
   Acquisition of Intelligent Communications, Inc.
    (Anniversary Shares).............................           43,314           -        1,499               -               -
   Repayment of long-term debt.......................           76,764           1        1,861               -               -
   Cable incentive program, Mediacom LLC.............        3,500,000           -            -               -               -
   Value assigned to cable incentive program, Mediacom
    LLC..............................................                -          14       26,499               -               -
   Cable incentive program, other....................           35,160           -          419               -               -
   Conversion of convertible subordinated notes......          766,668           8        9,941               -               -
   Exercise of warrants..............................          200,000           2        1,536               -               -
   Exercise of options...............................          455,592           5        3,666               -               -
   Employee stock purchase plan......................           15,116           -          145               -               -
  Value assigned to beneficial conversion feature of
   debt..............................................                -           -           34               -               -
  Common stock repurchased...........................                -           -            -               -               -
  Reversal of deferred stock compensation charge due
   to employee termination...........................                -           -      (15,712)         15,712               -
  Amortization of deferred stock compensation........                -           -            -          19,057               -
  Unrealized losses on securities....................                -           -            -               -            (385)
  Foreign currency translation adjustment............                -           -            -               -               4
  Net loss...........................................                -           -            -               -               -
                                                           -----------  ----------   ----------      ----------      ----------

Balance, September 30, 2000..........................       28,523,474         264      503,802         (28,577)           (696)

  Common stock shares issued in connection with:
   Acquisition of Laptop Lane Limited (Performance
    Shares)..........................................           81,050           1          331               -               -
   Acquisition of Intelligent Communications, Inc.:
    Anniversary Shares...............................           46,047           -           92               -               -
    Repayment of long-term debt......................           53,875           1          106               -               -
   Affiliate agreement termination settlement,
    Mediacom LLC (Returned Shares)...................       (2,100,000)          -            -               -               -
   Affiliate agreement termination settlement,
    Mediacom LLC.....................................          800,000           8        1,492               -               -
   Cable incentive program...........................              560           -            -               -               -
   Employee stock purchase plan......................           56,769           1           99               -               -
  Common stock repurchased...........................                -           -            -               -               -
  Reversal of deferred stock compensation charge due
   to employee termination...........................                -           -      (28,242)         28,242               -
  Amortization of deferred stock compensation........                -           -            -          (1,310)              -
  Unrealized gains on securities.....................                -           -            -               -             236
  Foreign currency translation adjustment............                -           -            -               -             (20)
  Net loss...........................................                -           -            -               -               -
                                                           -----------  ----------   ----------      ----------      ----------

Balance, September 30, 2001..........................       27,461,775  $      275   $  477,680      $   (1,645)     $     (480)
                                                           ===========  ==========   ==========      ==========      ==========

                                                                                                      Total
                                                            Accumulated      Treasury Stock        Stockholders'     Comprehensive
                                                                             --------------
                                                              Deficit      Shares      Amount    Equity (Deficit)         Loss
                                                              -------      ------      ------    ----------------         ----
Balance, September 30, 1998..........................         (49,765)          -           -           (6,171)       $  (17,002)
                                                                                                                      ==========
  Common stock shares issued in connection with:
   Secondary public offering, net of issuance costs..               -           -           -          141,502
   Non-public offering, net of selling costs.........               -           -           -           23,915
   Acquisition of Intelligent Communications, Inc....               -           -           -            7,469
   Purchase of prepaid license fees..................               -           -           -            1,000
   Repayment of short-term debt......................               -           -           -              190
   Cable incentive program...........................               -           -           -              337
   Conversion of convertible subordinated notes......               -           -           -              490
   Conversion of preferred shares....................               -           -           -           18,254
   Penalty paid on preferred shares..................               -           -           -              498
   Exercise of warrants..............................               -           -           -            5,279
   Exercise of stock options.........................               -           -           -            2,789
  Common stock warrants issued with new debt.........               -           -           -            4,334
  Value assigned to beneficial conversion feature of
   debt..............................................               -           -           -            1,529
  Dividends paid on preferred shares:
   Additional preferred shares.......................            (221)          -           -             (221)
   Cash..............................................             (95)          -           -              (95)
   Common stock......................................            (157)          -           -                -
  Deferred stock compensation........................               -           -           -                -
  Reversal of deferred stock compensation charge due
   to employee termination...........................               -           -           -                -
  Amortization of deferred stock compensation........               -           -           -           12,934
  Unrealized losses on securities....................               -           -           -             (315)       $     (315)
  Net loss...........................................         (50,009)          -           -          (50,009)          (50,009)
                                                           ----------  ----------  ----------      -----------        ----------

Balance, September 30, 1999..........................        (100,247)          -           -          163,709        $  (50,324)
                                                                                                                      ==========
  Common stock shares issued in connection with:
   Non-public offering, net of selling costs.........               -           -           -          128,121
   Acquisition of Laptop Lane Limited................               -           -           -           18,410
   Acquisition of Intelligent Communications, Inc.
    (Anniversary Shares).............................               -           -           -            1,499
   Repayment of long-term debt.......................               -           -           -            1,862
   Cable incentive program, Mediacom LLC.............               -           -           -                -
   Value assigned to cable incentive program, Mediacom
    LLC..............................................               -           -           -           26,513
   Cable incentive program, other....................               -           -           -              419
   Conversion of convertible subordinated notes......               -           -           -            9,949
   Exercise of warrants..............................               -           -           -            1,538
   Exercise of options...............................               -           -           -            3,671
   Employee stock purchase plan......................               -           -           -              145
  Value assigned to beneficial conversion feature of
   debt..............................................               -           -           -               34
  Common stock repurchased...........................               -     409,500      (2,279)          (2,279)
  Reversal of deferred stock compensation charge due
   to employee termination...........................               -           -           -                -
  Amortization of deferred stock compensation........               -           -           -           19,057
  Unrealized losses on securities....................               -           -           -             (385)       $     (385)
  Foreign currency translation adjustment............               -           -           -                4                 4
  Net loss...........................................        (232,353)          -           -         (232,353)         (232,353)
                                                           ----------  ----------  ----------     ------------        ----------

Balance, September 30, 2000..........................        (332,600)    409,500      (2,279)         139,914        $ (232,734)
                                                                                                                      ==========
  Common stock shares issued in connection with:
   Acquisition of Laptop Lane Limited (Performance
    Shares)..........................................                           -           -              332
   Acquisition of Intelligent Communications, Inc.:
    Anniversary Shares...............................               -           -           -               92
    Repayment of long-term debt......................               -           -           -              107
   Affiliate agreement termination settlement,
    Mediacom LLC (Returned Shares)...................               -           -           -                -
   Affiliate agreement termination settlement,
    Mediacom LLC.....................................               -           -           -            1,500
   Cable incentive program...........................                           -           -                -
   Employee stock purchase plan......................               -           -           -              100
  Common stock repurchased...........................               -   1,881,000      (6,858)          (6,858)
  Reversal of deferred stock compensation charge due
   to employee termination...........................               -           -           -                -
  Amortization of deferred stock compensation........               -           -           -           (1,310)
  Unrealized gains on securities.....................               -           -           -              236        $      236
  Foreign currency translation adjustment............               -           -           -              (20)              (20)
  Net loss...........................................         (57,647)          -           -          (57,647)          (57,647)
                                                           ----------  ----------  ----------      -----------        ----------

Balance, September 30, 2001..........................      $ (390,247)  2,290,500  $   (9,137)     $    76,446        $  (57,431)
                                                           ==========  ==========  ==========      ===========        ==========

          See accompanying notes to consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                            Year Ended September 30,
                                                                                            ------------------------
                                                                                        2001          2000         1999
                                                                                        ----          ----         ----
Cash flows from operating activities:
   Net loss......................................................................    $   (57,647) $  (232,353)  $   (50,009)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss from discontinued operations...........................................              -       72,399        29,902
     (Gain) loss on disposition of discontinued operations.......................          4,898      139,400        (1,820)
     Extraordinary item - gain on settlements of outstanding obligations.........         (1,326)           -             -
     Gain on write off of obligation.............................................           (161)           -             -
     Provision for impaired assets...............................................         12,155            -             -
     Provision for restructuring costs...........................................          5,190            -             -
     Depreciation and amortization...............................................          2,409        3,284         1,888
     Amortization of deferred stock compensation expense (benefit)...............           (705)      14,557         8,538
     Amortization of deferred debt issuance costs................................              -           59         3,181
     Provision for doubtful accounts.............................................             97          233            31
     Provision for inventory losses..............................................          5,634          118             -
     Loss on disposition of property and equipment...............................            103          162             -
     Equity in net losses of investee companies..................................            394          581             -
     (Gain) loss on disposition of equity investment, net........................         17,195      (10,157)            -
     (Gain) loss on disposition of other short-term investment...................             (2)        (139)          600
     Interest paid with additional convertible notes.............................              -           69           549
     Charges incurred upon conversion of redeemable convertible preferred........
       stock to common stock.....................................................              -            -           498
     Changes in operating assets and liabilities (net of effect of acquisitions and discontinued operations):
       Decrease (increase) in accounts receivable, net...........................          2,227       (5,960)          (67)
       Increase in inventory.....................................................         (2,043)      (4,210)          (36)
       Increase in other current assets..........................................           (183)        (555)         (491)
       Increase in other assets..................................................           (915)        (567)         (225)
       Increase (decrease) in accounts payable and accrued expenses..............         (9,083)       1,937         6,602
                                                                                     -----------  -----------   -----------
Net cash used in operating activities of continuing operations...................        (21,763)     (21,142)         (859)
Net cash used in operating activities of discontinued operations.................        (60,855)     (49,751)      (22,038)
                                                                                     -----------  -----------   -----------

Net cash used in operating activities............................................        (82,618)     (70,893)      (22,897)
                                                                                     -----------  -----------   -----------
Cash flows from investing activities:
   Proceeds from maturities and sales (payment for purchases) of short-term
     investments, net............................................................         57,092      (69,849)      (53,002)
   Proceeds from sale of property and equipment..................................             36        1,302             -
   Payment received on note receivable...........................................          1,000        1,000             -
   Proceeds from sale of net assets from discontinued operations, net of
     selling costs...............................................................              -            -         8,870
   Proceeds from sale of equity investments......................................            250        2,500             -
   Payment for purchase of Laptop Lane Limited, net of cash acquired.............              -       (1,867)            -
   Payment for purchase of Intelligent Communications, Inc., net of cash
     acquired....................................................................              -            -          (803)
   Payments for purchase of equity investments...................................           (766)      (7,047)         (500)
   Payment for purchase of property and equipment................................         (1,424)      (4,442)       (2,422)
   Payment for purchase of intangibles...........................................              -          (10)            -
   Disbursement for promissory notes issued......................................              -       (6,600)            -
                                                                                     -----------  -----------   -----------
Net cash provided by (used in) investing activities of continuing operations.....         56,188      (85,013)      (47,857)
Net cash provided by (used in) investing activities of discontinued
   operations....................................................................         11,068      (17,165)      (19,803)
                                                                                     -----------  -----------   -----------
Net cash provided by (used in) investing activities                                       67,256     (102,178)      (67,660)
                                                                                     -----------  -----------   -----------
Cash flows from financing activities:
   Proceeds from sale of common stock, net of selling costs......................              -      128,121       156,492
   Proceeds from exercise of warrants............................................              -        1,538         5,279
   Proceeds from exercise of options.............................................              -        3,671         2,789
   Proceeds from purchase of common stock by employee stock purchase plan........            100          145             -
   Payment for long-term debt and liability related to anniversary issuance
     of common stock to former Intelligent Communications, Inc. stockholders.....         (2,490)          (1)            -
   Payments for additional costs of issuance of redeemable convertible
     preferred stock.............................................................              -            -          (154)
   Payment of preferred dividend.................................................              -            -           (95)
   Payment for purchase of treasury stock........................................         (6,858)      (2,279)            -
   Principal payments of long-term debt..........................................           (660)      (1,294)       (1,431)
   Proceeds from issuance of long-term debt, net of deferred financing costs.....              -            -        11,884
   Borrowings under revolving credit facility....................................              -            -        18,285
   Payments under revolving credit facility......................................              -            -       (23,383)
                                                                                     -----------  -----------   -----------
Net cash provided by (used in) financing activities of continuing operations.....         (9,908)     129,901       169,666
Net cash used in financing activities of discontinued operations.................         (4,481)      (1,598)       (2,114)
                                                                                     -----------  -----------   -----------
Net cash provided by (used in) financing activities..............................        (14,389)     128,303       167,552
Foreign exchange effect on cash and cash equivalents.............................            (20)           -             -
                                                                                     -----------  -----------   -----------
Net increase (decrease) in cash and cash equivalents.............................        (29,771)     (44,768)       76,995
Cash and cash equivalents, beginning of period...................................         44,731       89,499        12,504
                                                                                     -----------  -----------   -----------

Cash and cash equivalents, end of period...................................          $    14,960  $    44,731   $    89,499
                                                                                     ===========  ===========   ===========



          See accompanying notes to consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Nature of Business

     SoftNet Systems, Inc. ("SoftNet") and Subsidiaries (collectively referred to as the "Company") is engaged in the business of providing broadband Internet services. The Company currently operates one business segment that provides satellite-based Internet services and sells very small aperture terminal ("VSAT") equipment through its wholly owned subsidiary, Intelligent Communications, Inc. ("Intellicom"). Intellicom was acquired on February 9, 1999 (see Note 3), and the results of its operations have been included in the consolidated financial statements since its acquisition. Four previously reported business segments, business center services, cable-based Internet services, document management and telecommunications, have ceased operations or have been sold, and accordingly are reported as discontinued operations (see Note 3).

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

2.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of SoftNet and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Segment Information

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for companies to report information about its operating segments on the same basis a company uses internally for evaluating segment performance and deciding how to allocate resources to segments. The Company currently operates one business segment that provides satellite-based Internet services through its wholly owned subsidiary, Intellicom. Accordingly, no additional segment information is disclosed in the accompanying notes to consolidated financial statements.

     Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and displaying comprehensive income (loss), and its components in the consolidated financial statements. Comprehensive income
     (loss) is defined by Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements, as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. As required by SFAS 130, all transactions, including foreign currency translation adjustments and unrealized losses on investments, are included in accumulated other comprehensive loss in the accompanying consolidated statements of stockholders' equity (deficit) and consolidated balance sheets.

     Impairment of Long-lived Assets

     The Company evaluates long-lived assets for impairment whenever current events or changes in circumstances, as defined in Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

     Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments, which include cash and cash equivalents, short-term investments, trade receivables, accounts payable, accrued liabilities and long-term debt, approximates their fair values.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables, cash and cash equivalents, and short-term investments. One customer comprised 51% and 82% of the Company's net revenue for the years ended September 30, 2001 and 2000, respectively. The account receivable from this customer at September 30, 2001 and 2000, was $3,622,000 and $5,524,000, respectively.
     For the year ended September 30, 1999, no customer accounted for more than 10% of revenues. The Company does not invest in derivative instruments or engage in hedging activities.

     Cash, cash equivalents and short-term investments are managed by recognized financial institutions, which follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments.

     Cash, Cash Equivalents and Restricted Cash

     Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from date of purchase. Restricted cash consists of time deposits pledged as collateral on several letters of credit relating to certain operating leases.

     Short-term Investments

     The Company accounts for its short-term investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. Short-term investments generally consist of highly liquid securities with original maturities in excess of three months. The Company has classified its short-term investments as available-for-sale securities. These short-term investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive loss in the accompanying consolidated balance sheets. Realized gains and losses on short-term investments are computed using the specific identification method and are reported in miscellaneous income (expense), net in the accompanying consolidated statements of operations. Declines in value judged to be other-than-temporary is determined based on the specific identification method and are reported in provision for impaired assets in the accompanying consolidated statement of operations.

     Inventory

     Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Property and Equipment

     Property and equipment, including leasehold improvements, are recorded at cost. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in miscellaneous income (expense), net in the accompanying consolidated statements of operations. Depreciation is computed on a straight-line basis over the shorter of the estimated useful lives of between three to seven years or the life of the lease.

     Internal Use Software Costs

     The Company capitalizes the costs of computer software developed or obtained for internal use in accordance to Statement of Position No. 98-1 ("SOP 98-1"), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Capitalized computer software costs consist of purchased software licenses and implementation costs. Costs capitalized at September 30, 2001, of $446,000 are included in other equipment (see Note
     7). These capitalized software costs are being depreciated on a straight-line basis over five years. Depreciation expense was $52,000 for the year ended September 30, 2001. No depreciation expense for internal use software has been charged for the years ended September 30, 2000 and 1999.

     Intangibles

     Intangibles consists of acquired technology resulting from the acquisition of Intellicom and the acquisition of a domain name (see Notes 3 and 8), which are amortized on a straight-line basis over the estimated useful lives of seven years and eight years, respectively. During March 2001 the Company determined that the carrying value of the intangible asset associated with the developed technology from the acquisition of Intellicom exceeded its net realizable value as supported by an analysis of estimated undiscounted future cash flows. This impairment is a result of several companies introducing competing products and services, and reduced demand for Intellicom's products and services. Accordingly, the Company wrote off the remaining unamortized intangible amount of $11,108,000, which is included in the provision for impaired assets in the accompanying consolidated statement of operations for the year ended September 30, 2001 (See Note 3).

     Deferred Debt Issuance Costs

     Costs related to the issuance of new debt, including the value of the warrants issued in connection with such debt, are capitalized and amortized to interest expense using the effective interest method over the life of the debt.

     Revenue Recognition

     Revenue from the satellite-based Internet services segment consists primarily of (i) monthly service fees paid by customers for satellite service on a per very small aperture terminal ("VSAT") basis, (ii) VSAT-related equipment sales and (iii) installation charges. Service fees are recognized as the service is provided. Payments received in advance of providing services are deferred until the period such services are provided. Equipment sales are recognized upon fulfillment of contractual obligations of the sale, and installation charges are recognized when installation is complete.

     Income Taxes

     The Company recognizes its tax expense/benefit in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Deferred tax liabilities and assets are provided for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns. The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to the uncertainty of their ultimate realization (see Note 17).

     Stock-Based Compensation

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

     Earnings (Loss) Per Common Share

     The Company calculates earnings (loss) per common share in accordance to Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share for companies with potentially dilutive securities, such as warrants and options. Accordingly, basic earnings
     (loss) per common share is computed using the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period. Common stock equivalents consist of convertible preferred stock (using the "as if converted" method), stock options and stock warrants (using the "treasury stock" method). Common stock equivalent shares are excluded from the computation if the effect is antidilutive. As a result of the antidilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for all periods presented.

     Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets.

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

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. For goodwill acquired by June 30, 2001, SFAS 142 is effective for all fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject to immediate adoption of SFAS 142. The Company believes SFAS 142 will not have a material effect on its consolidated financial statements.

     On August 16, 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, the company also records a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciates that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, the company either settles the retirement obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Accordingly, SFAS 143 will be effective for the Company beginning October 1, 2002. The Company is currently in the process of evaluating the impact, if any, SFAS 143 will have on its financial position or results of operations.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS 144") Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

3.   Acquisitions and Discontinued Operations

     Acquisition of Intellicom

     On February 9, 1999, a wholly owned subsidiary of the Company merged with and into Intellicom (the "Intellicom Acquisition"). The Intellicom Acquisition was accounted for under the purchase method, and the results of Intellicom are included in the consolidated financial statements since the date of acquisition. The purchase price of $14,869,000 was comprised of:
     (i) a cash component of $500,000 (the "Cash Consideration"); (ii) a promissory note in the amount of $1,000,000 bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note"); (iii) a promissory note in the amount of $2,000,000 bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note, are defined as the "Debt Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7,469,000 (the "Closing Shares"); (v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3,500,000 (the "Anniversary Shares", together with the Closing Shares, are defined as the "Equity Consideration"); and (vi) certain direct acquisition costs totaling $400,000. The Debt Consideration may be partially or wholly converted into the Company's common stock, under certain circumstances. The conversion price of the Debt Consideration is based upon the average closing price of the Company's common stock for the 15 days immediately preceding the conversion date.

     In April 1999, the Company paid the First Promissory Note and related interest in full with a combination of $832,000 in cash and the remainder, after expenses, with 6,118 common stock shares valued at $190,000. The Intellicom Acquisition agreement required the Company to issue $1,500,000 of common stock shares on the first anniversary date of the Intellicom Acquisition. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former Intellicom stockholders. On February 7, 2001, the Company made an offer to the former Intellicom stockholders to pay a discounted amount in lieu of the Company's obligation to pay cash and stock for the remaining consideration, which was to be paid in connection with the Intellicom acquisition and consisted of (i) a $2,000,000 8.5% promissory note and accrued interest, (ii) the requirement for the Company to issue $1,500,000 of common stock shares on the second anniversary date of the Intellicom acquisition, and (iii) the requirement for the Company to issue $500,000 of common stock shares on the third anniversary date of the Intellicom acquisition. The parties agreed to settle the obligation by which the Company paid $2,815,000 (including accrued interest of $325,000), issued 99,922 common stock shares valued at $199,000, and recognized a $1,326,000 extraordinary gain on settlements of outstanding obligations.

     In connection with the Intellicom Acquisition, the Company allocated the purchase price of $14,469,000 to acquired technology. Additionally, due to net liabilities acquired at the time of acquisition, the Company recognized additional acquired technology in Intellicom totaling $1,206,000. Furthermore, the Company incurred $400,000 of certain fees and expenses related to the Intellicom Acquisition, which were capitalized and allocated to acquired technology, bringing the total amount allocated to acquired technology to $16,075,000.

     The nature of the developed technology acquired provides the Company with a proprietary satellite system, involving both hardware and software, which provides a high-performance, two-way satellite-based Internet access service. The nature of the acquired technology would, among other things, allow the Company to lower the costs of bringing the Internet to customers. The technology acquired has already been tested and proven to be a viable business. Therefore, the Company believed that the underlying technology acquired in the Intellicom Acquisition was not subject to rapid change, and such acquired technology would support the Company's business plan over the typical length of its contracts without having to significantly change or enhance the acquired technology. The Company's contracts with its cable affiliates typically run from five to ten years. In determining how much of the purchase price in excess of the tangible book value of Intellicom to allocate to acquired technology, the Company considered that there was little value ascribable to other intangible assets, such as customer lists or workforce. Rather, the Company, after careful consideration, determined that the fair market value of the acquired technology is equivalent to the intangible assets acquired in this acquisition. The Company planned to amortize this amount using the straight-line method over a period of seven years, the average term of a typical cable affiliate contract as well as the anticipated useful life of this acquired technology.

     During March 2001, the Company determined that the carrying value of the intangible asset associated with the developed technology from the acquisition of Intellicom exceeded its net realizable value as supported by an analysis of estimated undiscounted future cash flows. This impairment is a result of several companies introducing competing products and services, and reduced demand for Intellicom's products and services. Accordingly, the Company wrote off the remaining unamortized intangible amount of $11,108,000, which is included in the provision for impaired assets in the accompanying consolidated statement of operations for the year ended September 30, 2001.

     Acquisition of Laptop Lane, Formation of Aerzone and Discontinued Operations of Aerzone

     On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.), a Delaware corporation, to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, a Washington corporation, on April 21, 2000. The acquisition was accounted for under the purchase method and the results of Laptop Lane are included in the consolidated financial statements since the date of acquisition. The Company paid approximately $21,559,000 consisting of (i) 972,266 common stock shares of the Company valued at $15,107,000, net of adjustment for expenses paid by the Company on behalf of Laptop Lane, exchanged for all outstanding common stock shares of Laptop Lane,
     (ii) direct acquisition costs of approximately $2,300,000, which included a bonus payment to Laptop Lane employees of $431,000 in lieu of Laptop Lane stock options, and (iii) 250,000 common stock shares of the Company valued at $3,652,000 issued to former Laptop Lane stockholders in payment for achieving certain criteria. As part of the acquisition, an additional 333,333 common stock shares of the Company were to be distributed to former Laptop Lane stockholders if certain performance goals or other criteria were met. As of September 30, 2000, Laptop Lane achieved three of the four performance goals; as a result, 249,981 common stock shares of the Company and cash amounting to $3,652,000 were distributed to the former Laptop Lane stockholders. In October 2000, Laptop Lane achieved the fourth performance goal requirement, resulting in the distribution of 81,050 common stock shares of the Company valued at $332,000 to the former Laptop Lane stockholders. Additionally, in connection with the acquisition, the Company provided $6,000,000 in working capital to Laptop Lane, under a secured promissory note, which was included as part of the purchase price consideration.

     The purchase price, including direct acquisition costs, has been allocated to assets acquired and liabilities assumed based on fair value at the date of acquisition. The allocation of purchase price includes goodwill, which is amortized on a straight-line basis over four years. The fair value of assets acquired and liabilities assumed are summarized as follows (in thousands):

          Current assets............................  $    1,707
          Property and equipment, net...............       4,478
          Goodwill..................................      23,195
          Other assets..............................         128
          Current liabilities.......................         806
          Other liabilities.........................       7,843

     On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The operating results of Aerzone has been segregated from continuing operations and is reported as loss from discontinued operations in the accompanying consolidated statement of operations. The loss from discontinued operations includes management's estimates of the remaining costs to wind down the business and costs to settle its outstanding liabilities. The assets and liabilities of such operations are reflected as net liabilities associated with discontinued operations of Aerzone Corporation in the accompanying consolidated balance sheets as of September 30, 2001 and 2000. For the year ended September 30, 2000, the Company recorded an estimated loss on disposition reserve of Aerzone of $42,200,000. Subsequently for the year ended September 30, 2001, the Company increased the estimated loss on disposition reserve of Aerzone by $14,906,000, primarily as a result of the Company reducing the estimated proceeds from the sale of Laptop Lane and increasing estimated discontinued operating costs. The estimated loss on disposition reserve of Aerzone is reflected in net liabilities associated with discontinued operations of Aerzone Corporation in the accompanying consolidated balance sheets as of September 30, 2001 and 2000, and the corresponding charge is reflected in loss on disposition of discontinued operations in the accompanying consolidated statements of operations for the years ended September 30, 2001 and 2000.

     Following the sale of certain assets on August 16, 2001, Laptop Lane ceased operations and made an assignment for the benefit of creditors of its remaining assets.

     Operating results of Aerzone from January 24, 2000, date of inception, to September 30, 2000, are as follows (in thousands):

          Revenues..................................   $   2,163
                                                       =========

          Loss before income taxes..................   $ (12,150)
          Provision for income taxes................           -
                                                       ---------

          Net loss..................................   $ (12,150)
                                                       =========

     Net liabilities associated with discontinued operations of Aerzone at September 30, 2001 and 2000, are as follows (in thousands):

                                                                               September 30,
                                                                               -------------
                                                                              2001       2000
                                                                              ----       ----
          Current assets:
             Accounts receivable, net...................................    $      -   $     376
             Inventory..................................................           -         326
             Other current assets.......................................          22       1,149
                                                                            --------   ---------

          Total current assets..........................................          22       1,851

          Property, plant and equipment, net............................           -       4,226
          Other assets..................................................           2         241
                                                                            --------   ---------

          Total assets..................................................    $     24   $   6,318
                                                                            ========   =========

          Current liabilities:
             Accounts Payable...........................................    $      -   $   1,884
             Estimated closure costs....................................       2,039      18,222
             Accrued expenses...........................................          54       3,654
             Laptop Lane Limited acquisition reserve....................          27       1,329
             Current portion of long-term debt..........................           -         113
                                                                            --------   ---------

          Total current liabilities.....................................    $  2,120   $  25,202
                                                                            ========   =========

          Net liabilities associated with discontinued operations ......    $ (2,096)  $ (18,884)
                                                                            ========   =========

Discontinued Operations of ISP Channel, Inc.

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel, Inc. ("ISP Channel") subsidiary by December 31, 2000, because of (1) consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. The operating results of ISP Channel has been segregated from continuing operations and is reported as loss from discontinued operations in the accompanying consolidated statements of operations. The loss from discontinued operations includes management's estimates of the remaining costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. The assets and liabilities of such operations are reflected as net liabilities associated with discontinued operations of ISP Channel in the accompanying consolidated balance sheets as of September 30, 2001 and 2000. For the year ended September 30, 2000, the Company recorded as estimated loss on disposition reserve of ISP Channel of $97,200,000. Subsequently for the year ended September 30, 2001, the Company decreased the estimated loss on disposition reserve of ISP Channel by $10,008,000, primarily as a result of the Company experiencing better than previously estimated contract settlements. The estimated loss on disposition reserve of ISP Channel is reflected in net liabilities of discontinued operations of ISP Channel, Inc. in the accompanying consolidated balance sheets as of September 30, 2001 and 2000, and the corresponding benefit and charge are reflected in loss on disposition of discontinued operations in the accompanying consolidated statements of operations for the years ended September 30, 2001 and 2000.

Operating results of ISP Channel are as follows (in thousands):

                                                     Year Ended September 30,
                                                     ------------------------
                                                        2000           1999
                                                        ----           ----

        Revenues ............................       $      6,039   $      2,550
                                                    ============   ============

        Loss before income taxes ............       $    (60,249)  $    (29,440)
        Provision for income taxes ..........                 --             --
                                                    ------------   ------------

        Net loss ............................       $    (60,249)  $    (29,440)
                                                    ============   ============

Net liabilities associated with discontinued operations of ISP Channel at September 30, 2001 and 2000, are as follows (in thousands):

                                                                            September 30,
                                                                            -------------
                                                                           2001       2000
                                                                         --------   --------
        Current assets:
           Short-term investments, available-for-sale ...............    $     20   $     --
           Accounts receivable, net .................................          --      1,000
           Inventory, net ...........................................          --      2,701
           Other current assets .....................................           2        469
                                                                         --------   --------

        Total current assets ........................................          22      4,170

        Property, plant and equipment, net ..........................          --     12,890
        Other assets ................................................          --        222
                                                                         --------   --------

        Total assets ................................................    $     22   $ 17,282
                                                                         ========   ========

        Current liabilities:
           Accrued expenses .........................................    $    422   $  7,836
           Estimated closure costs ..................................       1,663     32,694
           Current portion of long-term debt ........................          --      1,464
           Current portion of capital leases ........................          --      5,243
                                                                         --------   --------

        Total current liabilities ...................................       2,085     47,237

        Long-term debt, net of current portion ......................          --      1,615
        Capital lease obligation, net of current portion ............          --      6,141
                                                                         --------   --------

        Total liabilities ...........................................    $  2,085   $ 54,993
                                                                         ========   ========

        Net liabilities associated with discontinued operations .....    $ (2,063)  $(37,711)
                                                                         ========   ========

Discontinued Operations of Micrographic Technology Corporation

On September 30, 1999, the Company sold the document management business, Micrographic Technology Corporation ("MTC"), to Global Information Distribution GmbH ("GID") for an aggregate purchase price of approximately $4,894,000 in cash, which, after selling costs, resulted in a loss of $321,000. The sale proceeds were used to reduce outstanding indebtedness and provide additional working capital. The operating results of MTC have been segregated from continuing operations and are reported as part of the loss from discontinued operations in the accompanying consolidated statements of operations.

Operating results of MTC for the year ended September 30, 1999, are as follows (in thousands):

        Revenues..................................    $      13,690
                                                      =============

        Loss before income taxes..................    $        (633)
        Provision for income taxes................                -
                                                      -------------

        Net loss..................................    $        (633)
                                                      =============

Interest expense allocated to the MTC totaled $155,000 for the year ended September 30, 1999.

Discontinued Operations of Kansas Communications, Inc.

On February 12, 1999, substantially all of the assets of the telecommunications segment, Kansas Communications, Inc. ("KCI"), were sold to Convergent Communications Services, Inc. ("Convergent") for an aggregate purchase price of approximately $6,300,000 subject to adjustment in certain events. Convergent paid $100,000 in cash in November 1998 upon execution of the letter of intent to purchase and paid the remainder of the purchase price on the closing date as follows: (i) $1,400,000 in cash; (ii) approximately 30,000 shares of Convergent's parent company common stock with an agreed value of approximately $300,000 ($10.00 per share) (the "Convergent Shares"); (iii) a promissory note in the amount of $2,000,000 (the "First Convergent Note") bearing simple interest at the rate of 11% per annum and payable on July 1, 2000; (iv) a promissory note in the amount of $1,000,000 (the "Second Convergent Note") bearing simple interest at the rate of 8% per annum and payable 12 months following the closing date; and (v) a promissory note in the amount of $1,500,000 (the "Third Convergent Note") bearing simple interest at the rate of 8% per annum and payable 12 months following the closing date, which is subject to mandatory prepayment in certain events. Furthermore, a purchase price adjustment subsequent to closing provided the Company with additional Convergent Shares with an agreed value of $198,000 for a total investment in Convergent Shares of $498,000. The investment in Convergent is an available-for-sale security and accordingly is classified as a short-term investment in the accompanying consolidated balance sheet at September 30, 2000. The Company had previously deferred the recognition of gain due to the uncertainty of Convergent's ability to perform. As a result of Convergent's successful initial public offering on July 20, 1999, the Company recognized the gain on sale of $2,141,000. For the year ended September 30, 1999, Convergent paid in full the First and Third Convergent Notes to the Company. On November 5, 1999, Convergent paid in full the Second Convergent Note to the Company. As a result of Convergent's inability to secure funding for its cash shortfall and subsequent filing on April 19, 2001, for protection under Chapter 11 of the U.S. Bankruptcy Code, the Company recognized an-other-than temporary decline of $498,000 for the year ended September 30, 2001. The other-than-temporary decline is reflected in the loss on disposition of equity investments, net in the accompanying consolidated statement of operations for the year ended September 30, 2001. The operating results of KCI has been segregated from continuing operations and is reported as loss from discontinued operations in the accompanying consolidated statement of operations for the year ended September 30, 1999.

Operating results of KCI for the year ended September 30, 1999, are as follows (in thousands):

        Revenues..................................    $       4,730
                                                      =============

        Income before income taxes................    $         242
        Provision for income taxes................              (72)
                                                      -------------

        Net income................................    $         170
                                                      =============

Interest expense allocated to KCI totaled $2,000 for the year ended September 30, 1999.

The provision for income taxes for the year ended September 30, 1999, is related to a prior period adjustment in deferred maintenance revenue for KCI.

4.   Restructuring Expense

     On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. As a result of this plan, the Company established a $3,900,000 restructuring reserve, which consists primarily of severance costs for affected employees, and is reflected on the consolidated balance sheet as of September 30, 2001. Through September 30, 2001, $2,660,000 of severance payments has been applied to this reserve. The remainder of $1,240,000 will be utilized for severance for identified employees and relocation costs of Company headquarters.

     In an effort to reduce Intellicom losses, the Company initiated an overall cost cutting program and organizational restructuring during May 2001. As a result of the organizational restructuring, the Company established a $1,290,000 restructuring reserve, which consists of severance costs for affected employees and shut down costs for certain offices, and is reflected on the condensed consolidated balance sheet as of September 30, 2001. Through September 30, 2001, $778,000 of severance payments, and write offs of leasehold improvements and office furniture related to the various offices have been applied to this reserve. The remainder of $512,000 will be utilized for severance for identified employees and leasehold termination obligations related to the various offices.

5.   Cash, Cash Equivalents and Short-Term Investments

     Short-term investments, available-for-sale are carried at fair value based on quoted market prices. Net unrealized holding losses amounted to $464,000 and $700,000, and are based on the market value of securities at September 30, 2001 and 2000, respectively. Net unrealized holding losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

     Short-term investments, available-for-sale as of September 30, 2001, consist of $3,799,000 of debt securities that mature between three months to one year, $56,597,000 of debt securities that mature between one to five years, and $98,000 of common stock. Cash, cash equivalents and short-term investments, available-for-sale consist of the following as of September 30, 2001 (in thousands):

                                                                  Unrealized  Unrealized
                                                          Cost       gain        loss      Market
                                                          ----       ----        ----      ------
        Cash and cash equivalents:
           Cash .....................................   $  5,198   $     --   $     --    $  5,198
           Banker's acceptance ......................        412         --         --         412
           Corporate debt securities ................      1,004         --         --       1,004
           Money market funds .......................      8,346         --         --       8,346
                                                        --------   --------   --------    --------

                                                        $ 14,960   $     --   $     --    $ 14,960
                                                        ========   ========   ========    ========

        Short-term investments, available-for-sale:
           Market auction securities ................   $ 53,099   $     --   $     (2)   $ 53,097
           Foreign debt securities ..................        798          1         --         799
           Corporate debt securities ................      6,793                  (293)      6,500
           Common stock .............................        268         --       (170)         98
                                                        --------   --------   --------    --------

                                                        $ 60,958   $      1   $   (465)   $ 60,494
                                                        ========   ========   ========    ========

     Short-term investments as of September 30, 2000, consist of $112,182,000 of debt securities that mature between three months to one year, $5,511,000 of debt securities that mature between one to five years, and $9,710,000 of common stock. Cash and cash equivalents, and short-term investments, available-for-sale consist of the following as of September 30, 2000 (in thousands):

                                                                          Unrealized      Unrealized
                                                              Cost           gain            loss           Market
                                                              ----           ----            ----           ------
        Cash and cash equivalents:
           Cash......................................     $      21,025  $            -  $           -  $       21,025
           Municipal securities......................            21,913               -             (4)         21,909
           Money market funds........................             1,797               -              -           1,797
                                                          -------------  --------------  -------------  --------------

                                                          $      44,735  $            -  $          (4) $       44,731
                                                          =============  ==============  ============== ==============

        Short-term investments, available-for-sale:
           Municipal securities......................     $      65,365  $            -  $         (52) $       65,313
           US Treasury securities....................            35,782               -            (20)         35,762
           Auction market preferreds.................             3,411               -              -           3,411
           Foreign debt securities...................            13,217               -            (10)         13,207
           Common and preferred stock................            10,324               -           (614)          9,710
                                                          -------------  --------------  -------------  --------------

                                                          $     128,099  $            -  $        (696) $      127,403
                                                          =============  ==============  =============  ==============

6.   Equity Investments

     On August 18, 1999, the Company acquired 106,250 series A convertible preferred stock shares of YourDay.com, Inc. ("YourDay"), a Delaware corporation, for $250,000. YourDay is a leading online calendar and scheduling system that integrates Palm Pilots, telephones and the Internet anywhere in the world. Subsequently, on February 23, 2000, YourDay merged with deltathree.com, Inc. ("Deltathree"), a Delaware corporation. The merger called for each YourDay series A convertible preferred stock share be converted into .0469 Deltathree series A common stock share. The Company received 4,983 Deltathree series A common stock shares in the exchange, and accounted for the exchange at fair value, which resulted in a loss of $37,000 included in gain on disposition of long-term equity investments in the accompanying consolidated statements of operations. Deltathree is a global provider of IP telephony services and other enhanced Web-based communications to individuals and businesses worldwide. Deltathree is listed and traded on the NASDAQ National Market under the symbol "DDDC". As a result of problems facing Deltathree in attempting to raise additional financing to cover projected cash shortfalls, the Company recognized an other-than-temporary decline of $207,000 for the year ended September 30, 2001. The other-than-temporary decline is reflected in the loss on disposition of equity investments, net in the accompanying consolidated statement of operations for the year ended September 30, 2001. The investment in Deltathree was an available-for-sale security, and accordingly, was classified as a short-term investment in the accompanying consolidated balance sheet at September 30, 2000.

     On February 23, 2000, the Company entered into an agreement to provide management consulting advice on strategy, operations, marketing, technology and content, and training related to high speed Internet services through cable television networks to Big Sky Network Canada, Ltd. ("Big Sky"), a British Virgin Islands international business company. As part of the agreement, the Company acquired 10,000 Big Sky common stock shares for $500,000. On April 24, 2000, the Company acquired an additional 40,000 Big Sky common stock shares for $2,000,000. Additionally, the Company incurred $1,136,000 of expenses on behalf of Big Sky for a total investment of $3,636,000. Big Sky is a company that forms cooperative joint venture relationships with government-approved partners to offer high capacity, high speed Internet access and services in major urban markets throughout the People's Republic of China. Subsequently, on September 29, 2000, the Company sold its 50,000 Big Sky common stock shares for $13,830,000 to the other owner of Big Sky, China Broadband Corporation ("China Broadband"), a Nevada corporation, which resulted in a gain of $10,194,000 included in gain on disposition of long-term equity investments in the accompanying consolidated statements of operations. Proceeds from the sale consisted of
     (i) $2,500,000 in cash, (ii) a promissory note in the amount of $1,700,000 bearing interest at 8% per annum due September 29, 2001, and (iii) 1,133,000 China Broadband common stock shares valued at $9,630,000. China Broadband is the leading cable broadband provider in China. China Broadband is listed and traded on the NASDAQ Over-the-Counter Bulletin Board under the symbol "CBBD". On July 13, 2001, the Company sold its interest in China Broadband Corporation, consisting of 1,133,000 common stock shares and $1,700,000 promissory note and accrued interest, to Canaccord International Limited for $1,000,000. For this transaction, the Company recognized loss of $9,630,000 related to the 1,133,000 China Broadband common stock shares, and a loss of $768,000 related to the $1,700,000 promissory note and accrued interest. The loss related to the 1,133,000 China Broadband common stock shares, and the loss related to the promissory note and accrued interest are reflected in the loss on disposition of equity investments, net in the accompanying consolidated statement of operations for the year ended September 30, 2001. The investment in China Broadband was an available-for-sale security, and accordingly, was classified as short-term investments in the accompanying consolidated balance sheet at September 30, 2000.

     On August 18, 1999, the Company acquired 83,330 series A convertible preferred stock shares of YourStuff.com, Inc. ("YourStuff"), a Delaware corporation, for $250,000. YourStuff provides a secure Web-based central file repository. Subsequently, on October 30, 2000, YourStuff merged with SenseNet, Inc. ("SenseNet"), a Delaware corporation. The Company received 267,501 SenseNet common stock shares in the exchange, and accounted for the exchange at cost. SenseNet is a privately held company that provides intranet business applications that focus on increasing productivity and profitability. As a result of problems facing SenseNet in attempting to raise needed follow-on financing to cover projected cash shortfalls under current stock market conditions, the Company wrote off the investment of $250,000 related to the 267,501 SenseNet common stock shares for the year ended September 30, 2001. The write off is reflected in the loss on disposition of equity investments, net in the accompanying consolidated statement of operations for the year ended September 30, 2001. The investment in SenseNet was classified as long-term equity investments in the accompanying consolidated balance sheet at September 30, 2000.

     On January 14, 2000, the Company acquired 337,496 series B preferred stock shares of Dotcast.com, a California corporation, for $1,000,000. Dotcast.com is a privately held company developing a national high-speed digital network for the distribution of digital entertainment, interactive services and multimedia communications. The investment in Dotcast.com is classified as a long-term equity investment in the accompanying consolidated balance sheets at September 30, 2001 and 2000.

     On October 12, 1999, the Company entered into a memorandum of understanding with Pacific Century Cyberworks Limited ("Pacific Century") to form a joint venture, Pacific Century SoftNet, to market cable-based Internet products and services to cable operators throughout Asia. For the year ended September 30, 2000, the Company contributed $230,000 to this joint venture and recognized equity losses of $191,000, which is reflected in equity in net losses of investee companies in the accompanying consolidated statement of operations. As a result of Pacific Century and the Company mutually ending the joint venture, the Company wrote off the remaining investment of $39,000 for the year ended September 30, 2001. The write off is reflected in the loss on disposition of equity investments, net in the accompanying consolidated statement of operations for the year ended September 30, 2001. This joint venture investment was accounted for under the equity method, and accordingly, was classified as long-term equity investments in the accompanying consolidated balance sheet at September 30, 2000.

     On March 24, 2000, the Company entered into an agreement to provide management consulting advice on strategy, operations, marketing, technology and content, and training related to high speed Internet services through cable television networks to Interactive Cable Communications Incorporated ("ICC"). As part of this agreement, the Company acquired 5,300 ICC common stock shares for $3,800,000, and formed a joint venture with Marubeni Corporation ("Marubeni"), a Japan corporation. ICC is engaged in the business of providing data transferring services including high-speed cable-based Internet services. For the year ended September 30, 2001 and 2000, the Company recognized equity income of $21,000 and equity losses of $390,000, respectively, and is reflected in equity in net losses of investee companies in the accompanying consolidated statements of operations. On July 17, 2001, the Company sold its 5,300 ICC common stock shares to Marubeni for $250,000. For this transaction, the Company recognized a loss of $3,180,000 related to the 5,300 ICC common stock shares. The loss is reflected in the loss on disposition of equity investments, net in the accompanying consolidated statement of operations for the year ended September 30, 2001. The investment in ICC was accounted for under the equity method, and accordingly, was classified as long-term equity investments in the accompanying consolidated balance sheet at September 30, 2000.

     On September 15, 2000, the Company entered into a stock purchase agreement to acquire 3,000,000 series A convertible preferred stock shares of Freewire Networks, Inc. ("Freewire"), a Delaware corporation, for $3,000,000. Freewire is a privately held company developing wireless broadband services at sporting venues using IEEE 802.11 technology. The Company holds Freewire in a corporate joint venture with Lucent Technologies Inc. ("Lucent") and Freewire's founding management stockholders. Under certain circumstances, Lucent has the option to require the Company to purchase Lucent's shares. For the year ended September 30, 2001, the Company recognized equity losses of $415,000 that is reflected in equity in net losses of investee companies in the accompanying consolidated statement of operations. As a result of problems facing Freewire in attempting to raise needed follow-on financing to cover projected cash shortfalls under current stock market conditions, the Company wrote off $2,622,000 related to the 3,000,000 Freewire series A convertible preferred stock shares for the year ended September 30, 2001. The write off is reflected in the loss on disposition of equity investments, net in the accompanying consolidated statement of operations for the year ended September 30, 2001. The investment in Freewire was accounted for under the equity method, and accordingly, was classified as a long-term equity investment in the accompanying consolidated balance sheet at September 30, 2000. On September 26, 2001, Lucent brought action against the Company, alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. and claiming damages of approximately $3.5 million, which may be subject to increase over time. The Company continues to believe that Lucent's claims are without merit and will be contested vigorously.

     In November 2000, the Company acquired 1,000,000 common stock shares and 400,000 preference stock shares of SkyNet Global Limited ("SkyNet"), an Australian corporation, for $262,000 and $484,000, respectively. SkyNet is a provider of business center services in airports. SkyNet's common stock is listed and traded on the Australian Stock Exchange under the symbol "SKG.AX". The common stock investment in SkyNet is an available-for-sale security, and accordingly, is classified as a short-term investment in the accompanying consolidated balance sheet at September 30, 2001. The preference stock investment of SkyNet is classified as a long-term equity investment in the accompanying consolidated balance sheet at September 30, 2001.

7.   Property and Equipment, Net

     Property and equipment consist of the following (in thousands):

                                                              September 30,
                                                              -------------
                                                          2001            2000
                                                          ----            ----
        Leasehold improvements....................    $           2  $        1,203
        Furniture and fixtures....................              220             800
        Equipment.................................            3,394           3,843
        Construction in Progress..................                -               5
                                                      -------------  --------------

        Property and equipment, gross.............            3,616           5,851
        Less allowance for depreciation...........           (1,281)         (1,172)
                                                      -------------  --------------

        Property and equipment, net...............    $       2,335  $        4,679
                                                      =============  ==============

8.   Intangibles, Net

     Intangibles consist of the following (in thousands):

                                                              September 30,
                                                              -------------
                                                          2001            2000
                                                          ----            ----

        Acquired technology (see Note 3)..........    $           -  $       16,075
        Other.....................................                -              10
                                                      -------------  --------------

        Intangibles, gross........................                -          16,085
        Accumulated amortization..................                -          (3,828)
                                                      -------------  --------------

        Intangibles, net..........................    $           -  $       12,257
                                                      =============  ==============

9.   Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                                                                     September 30,
                                                                                                     -------------
                                                                                                 2001            2000
                                                                                                 ----            ----
    6% Convertible Subordinated Secured Debentures, due February 28, 2002, with semi-annual interest payments, convertible into the Company's common stock at
       $8.10 per share..................................................................                -             660

    5% Convertible Subordinated Debentures, due September 30, 2002, interest payable annually, convertible into the Company's common stock at $8.25 per share after
       December 31, 1998................................................................            1,444           1,444

    Promissory note bearing interest at 8.5%, due February 9, 2001, principal and interest due and payable at maturity or at date of prepayment or acceleration of
       note (see Note 3)................................................................                -           2,000

    Other...............................................................................                -             161
                                                                                            -------------  --------------

    Total long-term debt................................................................            1,444           4,265
    Less current portion................................................................           (1,444)         (2,161)
                                                                                            -------------  --------------

    Long-term debt, net of current portion..............................................    $           -  $        2,104
                                                                                            =============  ==============

     On September 15, 1995, in association with the acquisition of MTC, the Company assumed $1,800,000 of 6% Convertible Subordinated Secured Debentures due February 28, 2002. These 6% debentures are subject to redemption at the option of the Company at face value, provided however, that the Company issues warrants to common stock shares purchase for the same number of shares as would have been issued if the debentures were converted. Through September 30, 1998, the Company issued 133,332 common stock shares pursuant to the conversion of $1,080,000 of these convertible debentures. For the year ended September 30, 1999, the Company issued 7,407 common stock shares pursuant to the conversion of $60,000 of these convertible debentures by a single holder of these debentures. Subsequently, on November 15, 2000, the remaining principal of $660,000 and accrued interest was paid.

     On January 2, 1998, the Company issued $1,444,000 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002, to Mr. R.C.W. Mauran, who was at the time of the transaction a beneficial owner of more than 5% of the Company's common stock, in exchange for the assignment to the Company of certain equipment leases and other consideration, all of which had been assimilated into the business of Micrographic Technology Corporation. The debentures are convertible into the Company's common stock at $8.25 per share after December 31, 1998.

10.  Commitments and Contingencies

     Operating Leases

     The Company has entered into operating leases for office space, manufacturing facilities, satellite transponder space and certain other office equipment. These operating leases provide for minimum rents and generally include options to renew for additional periods.

     Future minimum lease payments under non-cancelable operating leases as of September 30, 2001, are as follows (in thousands):

        Year Ending September 30:

           2002...................................    $       3,487
           2003...................................            3,390
           2004...................................            2,269
           2005...................................              631
           2006...................................              185
           2007 and thereafter....................              761
                                                      -------------

                                                      $      10,723
                                                      =============

     The Company's rent expense from continuing operations for the years ended September 30, 2001, 2000 and 1999, were $4,099,000, $3,817,000 and
     $1,395,000, respectively.

     Legal Proceedings

     On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought action against the Company, alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. and claiming damages of approximately $3.5 million, which may be subject to increase over time. The Company continues to believe that Lucent's claims are without merit and will be contested vigorously.

     On November 9, 2001, Nokia, Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone alleging breach of contract arising out of the Aerzone's proposed operations in certain airports. Nokia seeks approximately $2.1 million in damages. The Company believes that Nokia's claims are without merit and will be contested vigorously.

     The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its continuing and discontinued businesses. The Company believes the results of the above noted legal proceedings, other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

11.  Redeemable Convertible Preferred Stock and Common Stock

     Redeemable Convertible Preferred Stock

     On December 31, 1997, the Company issued to RGC International Investors, LDC ("RGC"), 5,000 Series A Preferred Stock shares and warrants to purchase 150,000 common stock shares (the "Series A Warrants") for an aggregate purchase price of $5,000,000; $435,000 of the purchase price has been allocated to the value of the Series A Warrants. The conversion price of the Series A Preferred Stock was equal to the lower of $8.28 per share and the lowest consecutive two-day average closing price of the common stock during the 20-day trading period immediately prior to such conversion. The sale was arranged by Shoreline Pacific Institutional Finance ("SPIF"), the Institutional Division of Financial West Group, which received a fee of $250,000 plus warrants to purchase 20,000 common stock shares, which are exercisable at $6.625 and expire on December 31, 2000. For the year ended September 30, 1998, RGC received 100.78 Series A Preferred Stock shares as dividends paid in kind. For the year ended September 30, 1998, the Company issued 299,946 common stock shares pursuant to the conversion of 2,000 Series A Preferred Stock shares, including accrued dividends, at a price of $6.6875 per share. For the year ended September 30, 1999, the Company issued 413,018 common stock shares pursuant to the conversion of the remaining 3,100.78 Series A Preferred Stock shares at a price of $7.5625 per share.

     On May 28, 1998, the Company issued to RGC and Shoreline Associates I, LLC ("Shoreline"), 9,000 and 1,000 Series B Preferred Stock shares, respectively, and warrants to purchase 180,000 and 20,000 common stock shares (the "Series B Warrants"), respectively, for an aggregate purchase price of $10,000,000; $900,000 of the purchase price has been allocated to the value of the Series B Warrants. Prior to February 28, 1999, the conversion price of the Series B Preferred Stock was equal to $13.20 per share. Thereafter, the conversion price of the Series B Preferred Stock was equal to the lower of $13.20 per share and the lowest five-day average closing price of the common stock during the 20-day trading period immediately prior to such conversion. The sale was arranged by SPIF, which received a fee of $500,000 plus warrants to purchase 50,000 common stock shares, which are exercisable at $11.00 and expire on May 28, 2002. For the year ended September 30, 1998, RGC and Shoreline received 112.5 and 12.5 Series B Preferred Stock shares, respectively, as dividends paid in kind. For the year ended September 30, 1999, RGC and Shoreline received 113.90 and 12.66 Series B Preferred Stock shares, respectively, as dividends paid in kind. For the year ended September 30, 1999, the Company issued 782,352 common stock shares pursuant to the conversion of all 10,251.56 Series B Preferred Stock shares at a price of $13.20 per share.

     On August 31, 1998, the Company issued to RGC 7,500 Series C Preferred Stock shares and warrants to purchase 93,750 common stock shares (the "Series C Warrants") for an aggregate purchase price of $7,500,000; $277,000 of the purchase price has been allocated to the value of the Series C Warrants. Prior to May 31, 1999, the conversion price of the Series C Preferred Stock was equal to $9.00 per share. Thereafter, the conversion price of the Series C Preferred Stock was equal to the lower of $9.00 per share and the lowest five-day average closing price of the common stock during the 30-day-trading period immediately prior to such conversion. The sale was arranged by SPIF, which received a fee of $375,000 plus warrants to purchase 26,250 common stock shares, which are exercisable at $7.50 and expire on August 31, 2002. For the year ended September 30, 1998, RGC received 31.25 Series C Preferred Stock shares as dividends paid in kind. For the year ended September 30, 1999, RGC received 94.14 Series C Preferred Stock shares as dividends paid in kind. For the year ended September 30, 1999, the Company issued 909,148 common stock shares pursuant to the conversion of all 7,625.39 Series C Preferred Stock shares at a price of $9.00 per share.

     For the year ended September 30, 1999, the Company incurred a penalty of $498,000, included in miscellaneous income (expense) in the accompanying consolidated statement of operations, as a result of a delay in its ability to register the underlying common stock of the Series C redeemable convertible preferred stock with the Securities and Exchange Commission. This penalty was paid to the holders of the Series C redeemable convertible preferred stock through the issuance of an additional 55,378 common stock shares.

     As of September 30, 1999, all of the Preferred Stock, including dividends paid-in-kind and accrued interest, were converted into an aggregate of 2,404,464 common stock shares of the Company. Additionally, all warrants to purchase common stock shares related to the issuance of the Preferred Stock were exercised as of September 30, 2000.

     Common Stock

     On September 15, 1995, the Company issued $2,856,000 of its 9% Convertible Subordinated Debentures due September 15, 2000, in conjunction with the acquisition of MTC. The debentures were issued to the shareholders of MTC as partial consideration for the acquisition. These 9% debentures have a conversion price of $6.75. Through September 30, 1998, the Company issued 158,481 common stock shares pursuant to the conversion of $1,070,000 of convertible debt by seven separate holders of these debentures. For the year ended September 30, 1999, the Company issued 63,719 common stock shares pursuant to the conversion of $430,000 of convertible debt by five separate holders of these debentures. For the year ended September 30, 2000, the Company issued 1,467 common stock shares pursuant to the conversion of $63,000 of convertible debt by two separate holders of these debentures. On September 15, 2000, the Company paid the remaining $1,294,000 of convertible debt and accrued interest in cash.

     On February 22, 1999, the Company entered into a license agreement with Inktomi Corporation ("Inktomi", the "Inktomi Licensing Agreement") allowing the Company rights to install certain Inktomi caching technology into the Company's cable-based Internet network infrastructure. Additionally, the Inktomi Licensing Agreement allows the Company to purchase up to 500 additional licenses during the first four years of the agreement. The Inktomi Licensing Agreement was valued at $4,000,000 for a total of 500 licenses, of which the first $1,000,000 was paid with 65,843 common stock shares of the Company and the remaining amount payable in cash in eight quarterly payments of $375,000. For the years ended September 30, 2001, 2000 and 1999, total payments amounted to $750,000, $1,500,000 and $750,000, respectively. Prepaid license fees were $2,602,000 at September 30, 2000. As a result of the Company discontinuing the operations of ISP Channel, prepaid license fees were written off and reflected in the loss on disposition of discontinued operations for the year ended September 30, 2000. Payments for the year ended September 30, 2001, were charged directly to the net liabilities associated with discontinued operations of ISP Channel, Inc. in the accompanying consolidated balance sheet.

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

     In conjunction with offering incentives to launch the Company's ISP Channel cable-based Internet services, the Company issued common stock to cable affiliates in return for the exclusive rights to provide Internet services to their customers. During the year ended September 30, 1999, the Company issued an aggregate of 13,574 common stock shares valued at $337,000 to eight separate cable affiliates. During the year ended September 30, 2000, the Company issued 35,160 common stock shares valued at $419,000 to two separate cable affiliates. In addition, on April 12, 1999, the Company issued 660,000 common stock shares to an investor for $14,990,000 in cash and a modification of the affiliate agreement between the Company and Teleponce Cable TV, which is controlled by the investor; the modification of the affiliate agreement was valued at $8,925,000 as a cable affiliate launch incentive. Further, on November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). In exchange for signing an agreement to launch the ISP Channel services, the Company issued a total of 3,500,000 common stock shares to Mediacom, of which 3,150,000 common stock shares were restricted. The restrictions were progressively lifted as Mediacom launched ISP Channel's services in Mediacom's cable television systems. As of September 30, 2000, there were 2,100,000 common stock shares restricted and unvalued. The unrestricted 1,400,000 common stock shares were valued at $26,513,000 as cable affiliate launch incentive. As a result of the Company discontinuing the operations of ISP Channel, the cable affiliate launch incentive, net of amortization, was written off and reflected in the loss on disposition of discontinued operations for the year ended September 30, 2000, and in the net assets associated with discontinued operations at September 30, 1999. On

     February 16, 2001, the Company and ISP Channel entered into agreements with Mediacom, to terminate Mediacom's affiliate relationship with ISP Channel. As part of these agreements Mediacom released all obligations under the affiliate agreement with ISP Channel and returned 1,300,000 restricted common stock shares of the Company, and in exchange received certain equipment, a $3,768,000 payment from the Company, and the Company removed restrictions on 800,000 common stock shares valued at $1,500,000 held by Mediacom. Mediacom currently holds a total of 2,200,000 unrestricted common stock shares of the Company. Pursuant to these agreements, neither the Company nor ISP Channel has any further material obligation to Mediacom.

12.  Treasury Stock

     On August 15, 2000, the board of directors authorized the repurchase of up to 2,600,000 common stock shares of the Company. The Company's repurchases of shares of common stock are recorded at cost as treasury stock and result in a reduction of stockholders' equity. For the years ended September 30, 2001 and 2000, the Company repurchased 1,881,000 common stock shares for $6,858,000 and 409,500 common stock shares for $2,279,000, respectively.

13.  2000 Employee Stock Purchase Plan ("ESPP")

     On February 22, 2000, the Company adopted ESPP, which provides for eligible Company employees to purchase common stock shares through payroll deductions during six-month offering periods. Initial enrollment for ESPP began on March 13, 2000, for the first offering period of April 1, 2000, to June 30, 2000. Each subsequent offering period will begin July 1 or January 1 and end December 31 or June 30, respectively.

     Substantially all employees are eligible for ESPP if they are employed for twenty (20) or more hours per week on the first day of the offering period. Eligible employees may elect to contribute up to 15% of their base compensation.

     ESPP provides for the purchase of common stock at the lower of 85% of the fair market value of the common stock shares on the first day of the offering period or 85% of the fair market value of the common stock shares on the last day of the offering period. A total of 1,325,000 common stock shares are reserved for issuance under ESPP. For the years ended September 30, 2001 and 2000, the Company issued 56,769 common stock shares for a total value of $100,000 and 15,116 common stock shares for a total value of $145,000, respectively.

     On February 2, 2001, the Company's Board of Directors agreed to suspend ESPP indefinitely beginning July 1, 2001.

14.  Stock Option and Warrants

     1998 Stock Incentive Plan ("1998 Plan")

     Effective October 1, 1998, the Company implemented the 1998 Plan, which the Company's stockholders approved on April 13, 1999. Concurrent with such stockholder approval, all outstanding options under the Company's 1995 Long-Term Incentive Plan (the "Incentive Plan") were incorporated into the 1998 Plan, and no further option grants or stock issuances will be made under the Incentive Plan. However, the incorporated options will continue to be governed by their existing terms, unless the Administrator of the 1998 Plan elects to extend one or more features of the 1998 Plan to those options. Stock options granted under the Incentive Plan have an exercise price not less than the fair market value of the option shares on the grant date and generally become exercisable in three successive equal installments over the optionee's period of continued service with the Company. The 1998 Plan provides for the grants of non-statutory and incentive stock option grants, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employees and other individuals. Under the terms of the 1998 Plan, options have a maximum term of ten years from the date of grant. The granted options have various vesting criteria depending on the grantee, with most grants having a vesting period of four years. As of September 30, 2001, a total of 5,466,887 common stock shares are reserved for issuance under the 1998 Plan. In addition, the number of common stock shares reserved for issuance under the 1998 Plan will automatically be increased on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to four percent of the total number of common stock shares outstanding on the last trading day of the preceding calendar year, but in no event will any such annual increase exceed 2,000,000 shares, subject to adjustment for subsequent stock splits, stock dividends and similar transactions. As of September 30, 2001, options for 1,371,169 common stock shares were outstanding, options for 865,651 common stock shares were vested and options for 4,095,718 common stock shares remained available for future option grants and other awards.

1999 Supplemental Stock Incentive Plan ("1999 Plan")

The Company's 1999 Plan is an equity incentive program for employees and consultants who are neither officers nor directors of the Company. Awards under the 1999 Plan may, in general, be made in the form of non-statutory stock option grants, stock appreciation rights, restricted stock awards or performance shares. Each stock option grant will have an exercise price not less than the fair market value of the option shares on the grant date and will generally have a vesting period of four years. A total of 750,000 common stock shares are reserved for issuance under the 1999 Plan. As of September 30, 2001, options for 16,447 common stock shares were outstanding, options for 9,488 common stock shares were vested, and options for 733,553 common stock shares remained available for future option grants and other awards.

Micrographic Technology Corporation Employee Stock Option Plan ("MTC Plan")

The Company's former MTC Plan was an equity incentive program, which was established for the employees of Micrographic Technology Corporation. The Company sold Micrographic Technology Corporation on September 30, 1999 (See Note
3). A total of 40,000 common stock shares were reserved for issuance under the MTC Plan. All options granted under the MTC Plan are designed to qualify as incentive stock options under the federal tax laws. Each granted option became exercisable for the option shares in a series of three successive equal annual installments over the optionee's period of continued service with Micrographic Technology Corporation. As of September 30, 2001, options for 1,693 common stock shares were outstanding and fully vested and no common stock shares remained available for future options grants.

Non-Plan Consultant and Employee Stock Options

Through September 30, 2001, the Company has granted options to seven separate non-employee consultants to purchase an aggregate of 180,500 common stock shares. The options were granted as partial consideration for services rendered. The options typically vest over the period of contracted service. The exercise price of these options range from $7.375 to $23.8125. In the aggregate, the options have a weighted average exercise price of $13.08. As of September 30, 2001, non-employee consultant options for 91,806 common stock shares were vested and outstanding.

Common Stock Warrants

On January 12, 1999, the Company issued $12,000,000 of its 9% Senior Subordinated Convertible Notes (the "Notes") due January 1, 2001, to a group of institutional investors. These Notes were convertible into the Company's common stock with an initial conversion price of $17.00 per share until July 1, 1999, and, thereafter, at the lower of $17.00 per share (the "Initial Conversion Price") and the lowest five-day average closing bid price of the Company's common stock during the 30-day trading period ending one day prior to the applicable conversion date (the "Conversion Price"). In connection with these Notes, the Company issued to these investors warrants to purchase an aggregate of 300,000 shares of the Company's common stock. These warrants have an exercise price of $17.00 per share and expire in 2003. On April 28, 1999, as a result of the Company's underwritten secondary public offering (the "Secondary Offering"), and in conjunction with an anti-dilution provision associated with the Notes, the Initial Conversion Price was reduced from $17.00 to $16.49 per share. Furthermore, in order to secure three month lock-up agreements from the holders of the Notes in conjunction with the Secondary Offering, the Company entered into a new arrangement with the holders of the Notes to issue all future interest payments, beginning with the three months ended June 30, 1999, in the form of convertible notes with substantially the same form and features as the original Notes. Therefore, the Company issued an additional $549,000 in notes, representing interest for the six months ended September 30, 1999 (the "Interest Notes"). The fair value of the warrants on the issuance date was estimated using the Black-Scholes option pricing model with the following assumptions: volatility of 108%, risk free interest rate of 4.78%, no dividend yield, and an expected contractual life of four years. The total fair value of $4,267,000 was recorded as deferred debt issuance costs and was being amortized to interest expense over the contractual life of the associated debt instruments. On October 22, 1999, all of the Notes, related Interest Notes and accrued interest were converted into 765,201 common stock shares of the Company valued at $9,949,000, which includes the remaining unamortized deferred debt issuance costs of $2,732,000.

On March 22, 1999, the Company issued warrants to purchase 3,013 common stock shares to an institutional lender in connection with a $3,000,000 credit facility. The credit facility was used to fund certain capital equipment acquisitions. The warrants have an exercise price of $29.875 and expire on March 22, 2003. The fair value of the warrants on the issuance date was estimated using the Black-Scholes option pricing model with the following assumptions: volatility of 108%, risk free interest rate of 4.78%, no dividend yield, and an expected contractual life of four years. The total fair value of $67,000 was recorded as deferred debt issuance costs in the accompanying consolidated balance sheet at September 30, 2000, and was being amortized to interest expense over the contractual life of the associated debt instruments.

Options and Warrants Outstanding

The following table summarizes the outstanding options and warrants to purchase common stock shares for the three years ended September 30, 2001:

                                                                                                     Outstanding
                                     Outstanding Options         Outstanding Warrants           Options and Warrants
                                     -------------------         --------------------           --------------------
                                                 Weighted                      Weighted                     Weighted
                                                 Average                         Average                     Average
                                   Shares     Exercise Price      Shares    Exercise Price      Shares    Exercise Price
                                   ------     --------------      ------    --------------      ------    --------------
Balance, September 30, 1998        1,370,125  $         7.42      832,399   $         9.27     2,202,524  $          8.12

  Granted....................      2,618,700           16.68      303,013            17.13     2,921,713            16.73
  Exercised..................       (440,730)           6.33     (572,064)            9.87    (1,012,794)            8.33
  Canceled...................       (155,192)          13.89      (60,335)            8.72      (215,527)           12.44
                                 -----------                  -----------                     ----------

Balance, September 30, 1999        3,392,903           14.43      503,013            13.38     3,895,916            14.29

  Granted....................      4,891,000           20.93            -                -     4,891,000            20.93
  Exercised..................       (365,592)           7.53     (200,000)            7.69      (565,592)            7.59
  Canceled...................     (1,445,361)          21.08            -                -    (1,445,361)           21.08
                                 -----------                  -----------                     ----------

Balance, September 30, 2000        6,472,950           13.75      303,013            17.13     6,775,963            13.90

  Granted....................        743,600            3.30            -                -       743,600             3.30
  Exercised..................              -            -               -                -             -                -
  Canceled...................     (5,735,435)          17.90            -                -    (5,735,435)           17.90
                                 -----------                  -----------                     ----------

Balance, September 30, 2001        1,481,115  $        11.44      303,013   $        17.13     1,784,128  $         12.41
                                 ===========                  ===========                     ==========

The following table summarizes information regarding stock options outstanding at September 30, 2001:

                                                  Outstanding Options                       Vested Options
                                                  -------------------                       --------------
                                                      Weighted
                                                       Average
                                                      Remaining       Weighted                Weighted
                                                     Contractual      Average                  Average
         Range of Exercise Price       Shares     Life (Years)   Exercise Price    Shares   Exercise Price
         -----------------------       ------     ------------   --------------    ------   --------------
        $   0.01    to   $ 10.00      691,612        8.52        $         4.01    435,715  $   4.00
           10.01    to     20.00      492,525        7.74                 13.83    373,451     13.53
           20.01    to     30.00      215,196        8.00                 24.75    119,389     24.31
           30.01    to     45.00       81,782        8.28                 40.73     40,083     40.60
                                    ---------                                   -----------

        $   0.01    to   $ 45.00    1,481,115        8.17        $        12.29    968,638  $  11.69
                                    =========                                   ===========

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

Had compensation cost for the Company's stock-based compensation arrangements for employees been determined based on the fair value at grant date of the awards for the years ended September 30, 2001, 2000 and 1999, consistent with the provisions of FASB 123, the Company's net loss and loss per share would have been the pro forma amounts as follows (in thousands, except per share data):

                                                                                Year Ended September 30,
                                                                                ------------------------
                                                                           2001         2000         1999
                                                                           ----         ----         ----
        Net loss applicable to common shares, as reported..........     $   (50,647) $  (232,353) $   (50,482)
                                                                        ===========  ===========  ===========

        Net loss applicable to common shares, pro forma............     $   (48,412) $  (303,420) $   (54,030)
                                                                        ===========  ===========  ===========

        Basic and diluted loss per common share, as reported.......     $     (2.31) $     (9.88) $     (4.09)
                                                                        ===========  ===========  ===========

        Basic and diluted loss per common share, pro forma.........     $     (1.93) $    (12.90) $     (4.38)
                                                                        ===========  ===========  ===========

The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               Year Ended September 30,
                                                               ------------------------
                                                        2001            2000           1999
                                                        ----            ----           ----
        Volatility................................      110.59%         96.72%          85.00%
        Risk-free interest rate...................        5.25%          5.88%           5.74%
        Dividend yield............................          -              -               -
        Expected lives............................   2.24 Years        4 Years        4 Years
        Weighted average fair value...............      $ 1.94        $ 14.53         $ 39.81

15.  Deferred Compensation

From October 1, 1998 to April 12, 1999, the Company, pursuant to the 1998 Plan, granted 1,618,550 incentive and non-qualified common stock options with a weighted average exercise price of $12.74 per share to certain employees. As a result of the adoption of the 1998 Plan (see Note 14), and in accordance with APB 25, the Company recorded a non-cash deferred stock compensation charge of $77,361,000 related to the issuance of these stock options. . Deferred stock compensation is amortized on a straight-line basis over the remaining vesting period of such stock options to compensation related to stock options. For the years ended September 30, 2001, 2000 and 1999, the Company recognized compensation expense (benefit) related to these stock options of $(1,279,000), which includes $(605,000) allocated to the discontinued operations of ISP Channel; $18,711,000, which includes $4,415,000 allocated to the discontinued operations of ISP Channel; and $11,258,000, which includes $4,339,000 allocated to the discontinued operations of ISP Channel, respectively.

Also, in accordance with FASB 123 the Company recognized deferred compensation charges of approximately $1,890,000 with respect to the 140,500 option shares it has issued to certain consultants. These deferred compensation charges were amortized, on an accelerated basis over the vesting period of such options, in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For the years ended September 30, 2001, 2000 and 1999, the Company has recognized compensation expense (benefit) related to these stock options of $(31,000), $261,000 and $1,633,000, respectively.

16.  Related Party Transactions

On November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). In exchange for signing an agreement to launch the ISP Channel services, the Company issued a total of 3,500,000 common stock shares to Mediacom, of which 3,150,000 shares were restricted. The restrictions were progressively lifted as Mediacom launched ISP Channel's services in Mediacom's cable television systems. As of September 30, 2000, there were 2,100,000 shares restricted and unvalued. The unrestricted 1,400,000 shares were valued at $26,513,000 as cable affiliate launch incentive. As a result of the Company discontinuing the operations of ISP Channel, the cable affiliate launch incentive, net of amortization, was written off and reflected in the loss on disposition of discontinued operations for the year ended September 30, 2000, and in the net assets associated with discontinued operations at September 30, 1999. On February 16, 2001, the Company and ISP Channel entered into agreements with Mediacom, to terminate Mediacom's affiliate relationship with ISP Channel. As part of these agreements Mediacom released all obligations under the affiliate agreement with ISP Channel and returned 1,300,000 restricted common stock shares of the Company, and in exchange received certain equipment, a $3,768,000 payment from the Company, and the Company removed restrictions on 800,000 common stock shares valued at $1,500,000 held by Mediacom. Mediacom currently holds a total of 2,200,000 unrestricted common stock shares of the Company. Pursuant to these agreements, neither the Company nor ISP Channel has any further material obligation to Mediacom.

On August 18, 1999, SoftNet Ventures, Inc., a wholly owned subsidiary of SoftNet, made strategic investments of $250,000 each in YourDay and YourStuff, which represents less than five percent of the voting power of each company. Edward A. Bennett, a Director of the Company, served on the Board of Directors of both YourDay and YourStuff at the time of the investment (see Note 6).

On February 6, 2001, the Company engaged (212) Ventures, Inc. for business and financial advisory services. For the year ended September 30, 2001, the Company paid (212) Ventures, Inc. $100,000 for such services. Edward A. Bennett, a Director of the Company, is a principal of (212) Ventures, Inc.

On February 2, 2001, the Company's Board of Directors appointed Ronald I. Simon, a Director of the Company, to acting Chief Executive Officer and Chief Financial Officer at $2,500 per day or $10,000 per week beginning

     February 5, 2001. Mr. Simon was paid $170,000 for serving as acting Chief Executive Officer and Chief Financial Officer from February 5, 2001, to June 1, 2001.

     For the years ended September 30, 2001, 2000 and 1999, the Company paid to Bear, Stearns & Co., Inc. $350,000, $522,000 and $53,000, respectively, for investment banking services. Robert C. Harris, Jr., a Director of the Company, is a senior managing director of Bear, Stearns & Co., Inc.

17.  Income Taxes

     The Company's provision for income taxes of zero in all years differed from the expected benefit at 35% as a result of losses for which no benefit was recognized.

     The tax effects of the components of deferred taxes for continuing operations are as follows (in thousands):

                                                      As of September 30,
                                                      -------------------
                                                        2001       2000
                                                      --------   --------
        Inventory and other operating reserves....    $  3,858   $     31
        Amounts receivable........................          50         26
        Unpaid accruals...........................         349        108
        Deferred revenue..........................          44         60
        Property and equipment....................          35          -
        Other.....................................          79         22
        Net operating loss carryforwards..........      87,530     49,157
                                                      --------   --------

        Total gross deferred tax asset............      91,945     49,404
        Valuation allowance.......................     (91,945)   (49,082)
                                                      --------   --------
        Total deferred tax assets.................           -        322
                                                      --------   --------
        Deferred tax liabilities-property
         and equipment............................           -        322
                                                      --------   --------

        Net deferred tax asset....................    $      -   $      -
                                                      ========   ========

     The Company has established a valuation allowance for the portion of the deferred tax assets for which realization is uncertain. The valuation allowance for deferred tax assets as of September 30, 2001 and 2000, was $91,945,000 and $49,082,000, respectively. The change in valuation allowance for the years ended September 30, 2001 and 2000, was $42,863,000 and $26,617,000, respectively.

     The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $244,475,000 and $34,372,000, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire in fiscal years 2002 to 2021. The state net operating loss carryforwards expire in fiscal years 2002 to 2011.

     The net operating loss carryforwards for the prior fiscal year include amounts from discontinued operations, not previously included.

     As of September 30, 2001, $15,774,000 of the net operating loss related to stock option exercises; these will be charged to equity, for tax purposes, when utilized.

     Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. For tax purposes, an ownership change occurred on December 4, 1999 and, as a result, utilization of the net operating losses will be subject to an annual limitation in future years.

18.  Supplemental Cash Flow Information

     Supplemental cash flow information for the years ended September 30, 2001, 2000 and 1999, is as follows (in thousands):

                                                                                        Year Ended September 30,
                                                                                        ------------------------
                                                                                    2001           2000            1999
                                                                                    ----           ----            ----
     Cash paid during the year for:
        Interest...............................................................  $      355     $      302     $       865
        Income taxes...........................................................           -              -               -

     Non-cash investing and financing activities:
        Disposal of telecommunications segment:
          Promissory notes received............................................           -              -           4,500
          Convergent Communications Services Inc. common stock received........           -              -             499
        Exchange of equity investments:
          China Broadband Corporation common stock received....................           -          9,630               -
          Promissory note received from China Broadband Corporation............           -          1,700               -
          deltathree.com, Inc. series A common stock received..................           -            213               -
        Value assigned to debt conversion feature..............................           -             34           1,529
        Value assigned to common stock warrants issued upon the issuance of
          long-term debt.......................................................           -              -           4,334
        Payment of Preferred dividends:
          Additional redeemable convertible preferred stock issued.............           -              -             221
          Common stock issued..................................................           -              -             157
        Acquisition of Intelligent Communications, Inc.:
          Common stock issued..................................................         199          1,499           7,469
          Business acquisition liability.......................................           -              -           3,500
          Debt consideration...................................................           -              -           3,000
        Acquisition of Laptop Lane Limited:
          Common stock issued..................................................         332         20,272               -
        Common stock issued for-
          Conversion of redeemable convertible preferred stock.................           -              -          18,254
          Conversion of subordinated notes.....................................           -          9,949             490
          Repayment of short-term debt.........................................           -              -             190
          Payment of affiliate contract termination fees with Mediacom LLC.....       1,500              -               -
          Cable affiliate launch incentives....................................           -         26,932           9,262
          Prepayment of license fees...........................................           -              -           1,000
        Increase (decrease) in additional-paid-in capital associated with
          common stock options.................................................     (28,242)       (15,712)         76,092
        Unrealized gain (loss) on short-term investments.......................         236           (385)           (315)

19.  Quarterly Financial Data (Unaudited)

     Summarized quarterly supplemental consolidated financial information for the years ended September 30, 2001 and 2000, are as follows (in thousands, except per share data):

                                                                               Three Months Ended
                                                                               ------------------
                                                              December 31,   March 31,     June 30,    September 30,
                                                              ------------   ---------     --------    -------------
For the Year Ended September 30, 2001:
   Net sales ..............................................   $      1,395   $   1,005    $     811    $         966
   Gross profit (loss) ....................................             49      (4,238)        (595)            (773)
   Loss from continuing operations ........................         (9,054)    (31,661)      (8,681)          (4,679)
   Net loss ...............................................         (9,054)    (33,063)     (12,781)          (2,749)

   Basic and diluted loss per common share ................   $      (0.36)  $   (1.34)   $   (0.51)   $       (0.11)

   Shares used to compute basic and diluted loss per common
     share ................................................         24,997      24,762       25,157           25,171

For the Year Ended September 30, 2000:
   Net sales ..............................................   $        319   $     353    $   5,972    $       3,283
   Gross profit (loss) ....................................           (319)       (650)         622             (191)
   Income (loss) from continuing operations ...............         (7,384)     (8,351)      (7,743)           2,924
   Net loss ...............................................        (20,618)    (22,118)     (25,990)        (163,627)

   Basic and diluted loss per common share ................   $      (1.08)  $   (0.93)   $   (1.02)   $       (6.34)

   Shares used to compute basic and diluted loss per common
     share ................................................         19,164      23,732       25,368           25,829

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Election of Directors", "Executive Officers" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Board of Directors".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management".

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions".

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  Financial Statements and Exhibits:

                                                                                                               Page
                                                                                                               ----
     (1) Financial Statements.  The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

         Report of Independent Auditors KPMG LLP..........................................................       33
         Consolidated Balance Sheets as of September 30, 2001 and 2000....................................       34
         Consolidated Statements of Operations for the three years ended September 30, 2001...............       35
         Consolidated Statements of Shareholders' Equity (Deficit) for the three years ended September 30,
            2001..........................................................................................       36
         Consolidated Statements of Cash Flows for the three years ended September 30, 2001...............       37
         Notes to Consolidated Financial Statements.......................................................    38-59

     (2) Financial Statement Schedule.  The following schedule for the three years ended September 30,
         2001, is submitted herewith:

         Schedule II - Valuation and Qualifying Accounts..................................................       66

         All other schedules are omitted due to the required information is not applicable or is shown in the financial statements or notes thereto.

     (3) Exhibits.  See Index to Exhibits included in this Form 10-K on pages 64 to 65.

(b)  Reports on Form 8-K:

         Not Applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ Edward A. Bennett                                  Date:  December 27, 2001
---------------------------------------------------           -----------------
Edward A. Bennett
Acting Chairman of the Board of Directors


/s/ George L. Hernandez                                Date:  December 27, 2001
---------------------------------------------------           -----------------
George L. Hernandez
Acting Chief Operating Officer; Vice President,
Finance and Administration; and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward A. Bennett                                  Date:  December 27, 2001
---------------------------------------------------           -----------------
Edward A. Bennett
Acting Chairman of the Board of Directors


/s/ Jeffrey A. Bowden                                  Date:  December 27, 2001
---------------------------------------------------           -----------------
Jeffrey A. Bowden
Director


/s/ Linus W.L. Cheung                                  Date:  December 27, 2001
---------------------------------------------------           -----------------
Linus W.L. Cheung
Director


/s/ Robert C. Harris, Jr.                              Date:  December 27, 2001
---------------------------------------------------           -----------------
Robert C. Harris, Jr.
Director

/s/ Ronald I. Simon                                    Date:  December 27, 2001
---------------------------------------------------           -----------------
Ronald I. Simon
Director

                     SoftNet Systems, Inc. and Subsidiaries
                                Index to Exhibits
                                  Item 14(a)(3)

Exhibit
  No.                     Description of Document
  ---                     -----------------------

     2.1 Agreement and Plan of Merger by and among SoftNet Systems, Inc., a Delaware corporation, SSI Merger Sub, Inc., a Washington corporation and a wholly-owned subsidiary of SoftNet, Laptop Lane Limited, a Washington corporation, and R. Bruce Merrell and M. Grant Sharp. Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2000.

     3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

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

    10.2 SoftNet Systems, Inc. 1998 Stock Incentive Plan. Incorporated by reference to exhibit 99.1 to the Company's Registration Statement on Form S-8 dated May 10, 1999.

    10.3 SoftNet Systems, Inc. 1999 Supplemental Stock Incentive Plan. Incorporated by reference to exhibit 99.1 to the Company's Registration Statement on Form S-8 dated June 8, 1999.

    10.4 $660,000 principal amount of Micrographic Technology Corporation 6% Convertible Subordinated Secured Debentures due 2002 to R.C.W. Mauran. Incorporated by reference to exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

    10.5 Securities Purchase Agreement dated as of January 12, 1999, by and among the Company and the Buyers listed therein. Incorporated by reference to exhibit 10.38 to the Company's Current Report on Form 8-K dated January 26, 1999.

    10.6 Registration Rights Agreement dated as of January 12, 1999, by and among the Company and the Buyers listed therein. Incorporated by reference to the Company's Current Report on Form 8-K dated January 26, 1999.

    10.7 Form of Warrant to purchase shares of Common Stock, dated as of January 12, 1999, issued by the Company to each of the Buyers listed therein. Incorporated by reference to the Company's Current Report on Form 8-K dated January 26, 1999.

    10.8 Stock Purchase Agreement dated April 12, 1999, between SoftNet Systems, Inc. and Hector R. Gonzalez. Incorporated by reference to the Company's Current Report on Form 8-K dated April 27, 1999.

    10.9 Registration Rights Agreement dated April 12, 1999, between SoftNet Systems, Inc. and Hector R. Gonzales. Incorporated by reference to the Company's Current Report on Form 8-K dated April 27, 1999.

    10.10 Stock Purchase Agreement by and between SoftNet Systems, Inc and Pacific Century Cyberworks Limited, dated October 12, 1999. Incorporated by reference to the Company's Form 8-K dated October 21, 1999.

    10.11 Stock Purchase Agreement by and between SoftNet Systems, Inc. and Mediacom, LLC, dated November 4, 1999. Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1999.

    10.12 Registration Rights Agreement by and between SoftNet Systems, Inc. and Mediacom, LLC, dated November 4, 1999. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

    10.13 Stockholder Agreement by and between SoftNet Systems, Inc, and Mediacom, LLC, dated November 4, 1999. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

Exhibit
  No.                       Description of Document
  ---                       -----------------------
      10.14 Letter confirming employment of Dr. Lawrence B. Brilliant, dated April 7, 1998. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

     10.15 Separation and Release Agreement by and between SoftNet Systems, Inc. and Dr. Lawrence B. Brilliant dated January 5, 2001. Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 2000.

     10.16 Termination and Release Agreement by and between SoftNet Systems, Inc. and Mediacom, LLC dated February 16, 2001.

     10.17 Stock Purchase Agreement by and between SoftNet Systems, Inc. and various former owners of Intelligent Communications, Inc. dated February 7, 2001.

     10.18 Financial Advisory Services Agreement between SoftNet Systems, Inc. and (212) Ventures, Inc. dated February 6, 2001.

     10.19 Financial Advisory Services Agreement between SoftNet Systems, Inc. and Bear, Stearns & Co., Inc. dated May 23, 2001.

     10.20 Separation and Release Agreement by and between SoftNet Systems, Inc. and Garrett J. Girvan dated February 2, 2001.

     10.21  Retention Agreement by and between SoftNet Systems, Inc. and Steven
            M. Harris dated January 3, 2001. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

     10.22 Retention Agreement by and between SoftNet Systems, Inc. and Jonathan Marx dated January 3, 2001. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

     10.23 Letter Agreement by and between SoftNet Systems, Inc. and George L. Hernandez dated January 9, 2001 as amended February 16, 2001.

     21     Subsidiaries

     23.1   Consent of KPMG LLP

                     SoftNet Systems, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                                 (In thousands)

                                                                               Charged to
                                               Balance at       Charged to        Other
                                              Beginning of      Costs and       Accounts      Deductions    Balance at
              Description                        Period          Expenses       Describe       Describe    End of Period
              -----------                        ------          --------       --------       --------    -------------
Allowance for Doubtful Accounts:
   Year ended September 30, 2001......          $      68       $      97      $     -       $     42/(b)/   $     123
   Year ended September 30, 2000......                 28             233            -            193/(b)/          68
   Year ended September 30, 1999......                  -              31          313/(a)/       316/(b)/          28

Valuation Allowance on Deferred Tax Asset:
   Year ended September 30, 2001......          $  49,882       $  42,863      $     -       $      -        $  91,945
   Year ended September 30, 2000......             22,465          26,617      $     -              -           49,082
   Year ended September 30, 1999......              7,277          15,188            -              -           22,465

Net Liabilities Associated with Aerzone
Corporation Discontinued Operations:
   Year ended September 30, 2001......          $  18,884       $  14,906      $             $ 31,694/(d)/   $   2,096
   Year ended September 30, 2000......                  -          42,200                      23,316/(c)/      18,884

Net Liabilities Associated with ISP Channel,
Inc. Discontinued Operations:
   Year ended September 30, 2001......          $  37,711       $ (10,008)     $             $ 25,640/(d)/   $   2,063
   Year ended September 30, 2000......                  -          97,200            -         59,489/(c)/      37,711

Restructuring Reserve SoftNet Systems, Inc.
   Year ended September 30, 2001......          $       -       $   3,900      $             $  2,660/(d)/   $   1,240

Restructuring Reserve Intelligent
Communications, Inc.
   Year ended September 30, 2001......          $       -       $   1,290      $             $    778/(d)/   $     512

__________________________
/(a)/ Reserve acquired related to Intelligent Communications, Inc. acquisition. /(b)/ Amounts written off, net of recoveries.
/(c)/ Amounts written off.
/(d)/ Amounts written off and payments applied, net of receipts.