Form 10-Q
period 2001-12-31
SOFTNET SYSTEMS INC
filed 2002-01-22
CIK 97196

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                           __________________________

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

                                       OR

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

       Registrant's telephone number, including area code: (415) 354-3900
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                   Outstanding at December 31, 2001
              -----                   --------------------------------
   Common stock, $0.01 par value                  25,171,275

================================================================================

                     SoftNet Systems, Inc. and Subsidiaries
                                      Index

                                                                                                                   Page
                                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 2001, and September 30, 2001 ..................   2

         Condensed Consolidated Statements of Operations for the three months ended December 31, 2001 and
           2000 .................................................................................................   3

         Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and
           2000 .................................................................................................   4

         Notes to Condensed Consolidated Financial Statements ...................................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..................   9

Item 3   Quantitative and Qualitative Disclosures About Market Risk .............................................  13

PART II- OTHER INFORMATION

Item 1   Legal Proceedings ......................................................................................  14

Item 2   Changes in Securities ..................................................................................  14

Item 3   Defaults Upon Senior Securities ........................................................................  14

Item 4   Submission of Matters to a Vote of Security Holders ....................................................  14

Item 5   Other Information ......................................................................................  15

Item 6   Exhibits and Reports on Form 8-K .......................................................................  23

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SoftNet Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                         December 31,           September 30,
                                                                             2001                   2001
                                                                             ----                   ----
                                       ASSETS

Current assets:
   Cash and cash equivalents .........................................    $  25,411              $  14,960
   Short-term investments, available-for-sale ........................       46,332                 60,494
   Accounts receivable, net of allowance for doubtful
     accounts of $99 and $123, respectively ..........................        2,158                  2,060
   Inventory, net ....................................................          463                    537
   Other current assets ..............................................          966                  1,364
                                                                          ---------              ---------

Total current assets .................................................       75,330                 79,415

Restricted cash ......................................................        2,492                  2,492
Property and equipment, net of accumulated depreciation
  of $1,334 and $1,281, respectively .................................        2,067                  2,335
Accounts receivable, non current portion .............................        1,093                  1,583
Long-term equity investments .........................................        1,484                  1,484
Other assets .........................................................          187                    217
                                                                          ---------              ---------

                                                                          $  82,653              $  87,526
                                                                          =========              =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................................    $     475              $     696
   Net liabilities associated with discontinued operations ...........        3,554                  4,159
   Restructuring accrual .............................................        1,364                  1,752
   Other accrued expenses ............................................        1,784                  3,029
   Current portion of long-term debt .................................        1,444                  1,444
                                                                          ---------              ---------

Total current liabilities ............................................        8,621                 11,080
                                                                          ---------              ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.10 par value, 3,970,000 shares
     designated, no shares issued and outstanding ....................            -                      -
   Common stock, $0.01 par value, 100,000,000 shares
     authorized; 27,461,775 and 27,461,775 shares issued;
     25,171,275 and 25,171,275 shares outstanding,
     respectively ....................................................          275                    275
   Additional-paid-in capital ........................................      477,680                477,680
   Deferred stock compensation .......................................       (1,222)                (1,645)
   Accumulated other comprehensive loss ..............................         (537)                  (480)
   Accumulated deficit ...............................................     (393,027)              (390,247)
   Treasury stock, at cost, 2,290,500 and 2,290,500 shares,
     respectively ....................................................       (9,137)                (9,137)
                                                                          ---------              ---------

Total stockholders' equity ...........................................       74,032                 76,446
                                                                          ---------              ---------

                                                                          $  82,653              $  87,526
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

                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                      Three Months Ended December 31,
                                                                                      -------------------------------
                                                                                        2001                   2000
                                                                                        ----                   ----
Net sales .........................................................................   $    851               $  1,395
Cost of sales .....................................................................        757                  1,346
                                                                                      --------               --------

   Gross profit ...................................................................         94                     49
                                                                                      --------               --------

Operating expenses:
   Selling and marketing ..........................................................        130                  1,175
   Engineering, exclusive of non-cash compensation expense of $18 and $44,
     respectively .................................................................        441                  1,726
   General and administrative, exclusive of non-cash compensation expense
     (benefit) of $405 and $(333), respectively ...................................      1,680                  3,518
   Depreciation ...................................................................        196                    385
   Amortization ...................................................................          -                    575
   Non-cash compensation expense (benefit) related to stock options ...............        423                   (289)
   Restructuring expense ..........................................................          -                  3,900
                                                                                      --------               --------

Total operating expenses ..........................................................      2,870                 10,990
                                                                                      --------               --------

Loss from continuing operations before other income (expense), income taxes and
   discontinued operations ........................................................     (2,776)               (10,941)

Other income (expense):
   Interest income ................................................................        618                  2,649
   Interest expense ...............................................................        (28)                   (48)
   Equity in net losses of investee companies .....................................          -                   (374)
   Miscellaneous expense, net .....................................................         (4)                  (340)
                                                                                      --------               --------

Loss from continuing operations before income taxes and discontinued operations ...     (2,190)                (9,054)

Provision for income taxes ........................................................          -                      -
                                                                                      --------               --------

Loss from continuing operations before discontinued operations ....................     (2,190)                (9,054)

Discontinued Operations:
   Loss on disposition ............................................................       (590)                     -
                                                                                      --------               --------

Net loss ..........................................................................   $ (2,780)              $ (9,054)
                                                                                      ========               ========

Basic and diluted loss per common share:
   Loss from continuing operations applicable to common shares ....................   $  (0.09)              $  (0.36)
   Discontinued operations ........................................................      (0.02)                     -
                                                                                      --------               --------
   Net loss applicable to common shares ...........................................   $  (0.11)              $  (0.36)
                                                                                      ========               ========

Shares used to compute basic and diluted loss per common share ....................     25,171                 24,997
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

                     SoftNet Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Months Ended December 31,
                                                                                      -------------------------------
                                                                                        2001                   2000
                                                                                        ----                   ----
Cash flows from operating activities:
   Net loss .......................................................................   $ (2,780)              $ (9,054)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss on disposition of discontinued operations ...............................        590                      -
     Provision for restructuring costs ............................................          -                  3,900
     Depreciation and amortization ................................................        196                    960
     Amortization of deferred stock compensation expense (benefit) ................        423                   (289)
     Amortization of deferred debt issuance costs .................................          -                      7
     Provision for (reversal of) doubtful accounts ................................        (24)                    51
     Provision for inventory losses ...............................................          -                     87
     Loss on disposition of property and equipment ................................         72                      -
     Equity in net losses of investee companies ...................................          -                    374
     Loss on disposition of equity investment, net ................................          -                     18
     (Gain) loss on disposition of other short-term investment ....................         (6)                     1
     Changes in operating assets and liabilities (net of effect of acquisitions and discontinued operations):
       Decrease in accounts receivable, net .......................................        416                    353
       Decrease (increase) in inventory ...........................................         74                 (2,030)
       Decrease in other current assets ...........................................        398                    540
       Decrease in other assets ...................................................         30                      7
       Decrease in accounts payable and accrued expenses ..........................     (1,854)                  (447)
                                                                                      --------               --------

Net cash used in operating activities of continuing operations ....................     (2,465)                (5,522)
Net cash used in operating activities of discontinued operations ..................     (1,119)               (22,734)
                                                                                      --------               --------

Net cash used in operating activities .............................................     (3,584)               (28,256)
                                                                                      --------               --------

Cash flows from investing activities:

   Proceeds from maturities and sales of short-term investments, net ..............     14,095                 17,194
   Proceeds from sale of property and equipment ...................................          4                      -
   Payments for purchase of equity investments ....................................          -                   (783)
   Payment for purchase of property and equipment .................................         (4)                  (715)
                                                                                      --------               --------

Net cash provided by investing activities of continuing operations ................     14,095                 15,696
Net cash used in investing activities of discontinued operations ..................          -                 (2,806)
                                                                                      --------               --------

Net cash provided by investing activities .........................................     14,095                 12,890
                                                                                      --------               --------

Cash flows from financing activities:
   Payment for purchase of treasury stock .........................................          -                 (6,858)
   Principal payments of long-term debt ...........................................          -                   (660)
                                                                                      --------               --------

Net cash used in financing activities of continuing operations ....................          -                 (7,518)
Net cash used in financing activities of discontinued operations ..................        (60)                (1,678)
                                                                                      --------               --------

Net cash used in financing activities .............................................        (60)                (9,196)
Foreign exchange effect on cash and cash equivalents ..............................          -                     28
                                                                                      --------               --------

Net increase (decrease) in cash and cash equivalents ..............................     10,451                (24,534)
Cash and cash equivalents, beginning of period ....................................     14,960                 44,731
                                                                                      --------               --------

Cash and cash equivalents, end of period ..........................................   $ 25,411               $ 20,197
                                                                                      ========               ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SoftNet Systems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments, except as otherwise noted) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations, and cash flows as of and for the interim periods ended December 31, 2001 and 2000.

   SoftNet Systems, Inc.'s annual report on Form 10-K for the year ended September 30, 2001, as amended and filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2001 was derived from SoftNet Systems, Inc. and subsidiaries (the "Company") audited consolidated financial statements.

   The results of operations for the three months ended December 31, 2001 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

2. Discontinued Operations

   Discontinued Operations of Aerzone Corporation ("Aerzone")

   On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The loss from discontinued operations includes management's estimates of the remaining costs to wind down the business and costs to settle its outstanding liabilities. As of December 31, 2001, Aerzone had substantially wound down its activities. The assets and liabilities of such operations are reflected as net liabilities associated with discontinued operations of Aerzone in the accompanying condensed consolidated balance sheets as of December 31, 2001, and September 30, 2001.

   Net liabilities associated with discontinued operations of Aerzone as of December 31, 2001, and September 30, 2001, are as follows (in thousands):

                                                                        December 31,    September 30,
                                                                            2001             2001
                                                                            ----             ----
        Current assets:
           Other current assets .....................................  $             -  $           22
                                                                       ---------------  --------------
        Total current assets ........................................                -              22

        Other assets ................................................                -               2
                                                                       ---------------  --------------
        Total assets ................................................  $             -  $           24
                                                                       ===============  ==============

        Current liabilities:
           Estimated closure costs ..................................  $         1,663  $        2,039
           Accrued expenses .........................................               48              54
           Laptop Lane Limited acquisition reserve ..................               27              27
                                                                       ---------------  --------------
        Total liabilities ...........................................  $         1,738  $        2,120
                                                                       ===============  ==============
        Net liabilities associated with discontinued operations .....  $         1,738  $        2,096
                                                                       ===============  ==============

   Discontinued Operations of ISP Channel, Inc. ("ISP Channel")

   On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because of (1) consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. The loss from discontinued operations includes management's estimates of the remaining costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. As of December 31, 2001, ISP Channel had substantially wound down its activities. The assets and liabilities of such operations are reflected as net liabilities associated with discontinued operations of ISP Channel in the accompanying condensed consolidated balance sheets as of December 31, 2001, and September 30, 2001.

   Net liabilities associated with discontinued operations of ISP Channel as of December 31, 2001, and September 30, 2001, are as follows (in thousands):

                                                                        December 31,    September 30,
                                                                            2001             2001
                                                                            ----             ----
        Current assets:
           Short-term investments, available-for-sale ...............  $            20  $           20
           Other current assets .....................................                1               2
                                                                       ---------------  --------------
        Total assets ................................................  $            21  $           22
                                                                       ===============  ==============

        Current liabilities:
           Accrued expenses .........................................  $           398  $          422
           Estimated closure costs ..................................              849           1,663
                                                                       ---------------  --------------
        Total liabilities ...........................................  $         1,247  $        2,085
                                                                       ===============  ==============
        Net liabilities associated with discontinued operations .....  $         1,226  $        2,063
                                                                       ===============  ==============

   Discontinued Operations of Micrographic Technology Corporation ("MTC")

   As a result of a preliminary arbitration decision related to a dispute with Applications Informatiques Multimedia and a dispute related to the sale of MTC to Global Information Distribution GmbH ("GID"), the Company recorded the $590,000 estimated loss on disposal reserve of MTC for the three months ended December 31, 2001. MTC was previously owned by the Company, and was sold to GID on September 30, 1999. The estimated loss on disposal reserve of MTC is reflected in net liabilities associated with discontinued operations of the condensed consolidated balance sheet as of December 31, 2001, and the corresponding charge is reflected in loss on disposal of discontinued operations on the condensed consolidated statement of operations for the three months ended December 31, 2001.

3. Restructuring Charge

   On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. As a result of this plan, the Company established a $3,900,000 restructuring reserve, which consists primarily of severance costs for affected employees, and is reflected in restructuring accrual on the condensed consolidated balance sheet as of December 31, 2001, and September 30, 2001. Through December 31, 2001, $2,880,000 of severance payments has been applied to this reserve. The remainder of $1,020,000 will be utilized for severance for identified employees and lease termination costs associated with Company headquarters.

   In an effort to bring Intelligent Communications, Inc. ("Intellicom") to profitability, the Company initiated an overall cost cutting program and organizational restructuring during May 2001. As a result of the organizational restructuring, the Company established a $1,290,000 retructuring reserve, which consists of severance costs for affected employees and shut down costs for certain offices, and is reflected in restructuring accrual on the condensed consolidated balance sheet as of December 31, 2001. Through December 31, 2001, $946,000 of severance payments, and write offs of leasehold improvements and office furniture related to the various offices have been applied to this reserve. The remainder of $344,000 will be utilized for severance for identified employees and lease termination obligations related to the various offices.

4. Cash, Cash Equivalents and Short-Term Investments, Available-for-Sale

   Cash equivalents consist of securities with maturities of three months or less at date of purchase. Short-term investments, available-for-sale are carried at fair value based on quoted market prices. Net unrealized holding losses amounted to $537,000 , which is based on market value as of December 31, 2001, and is reflected in accumulated other comprehensive loss on the condensed consolidated balance sheet as of December 31, 2001.

   Short-term investments, available-for-sale as of December 31, 2001, consist of $46,281,000 of debt securities that mature between one to five years, and $51,000 of common stock. Cash, cash equivalents and short-term investments, available-for-sale consisted of the following as of December 31, 2001 (in thousands):

                                                                           Unrealized      Unrealized
                                                               Cost            Gain           Loss           Market
                                                               ----            ----           ----           ------
        Cash and cash equivalents:
           Cash .........................................  $       1,240  $            -  $           -  $        1,240
           Money market funds ...........................         24,171               -              -          24,171
                                                           -------------  --------------  -------------  --------------
                                                           $      25,411  $            -  $           -  $       25,411
                                                           =============  ==============  =============  ==============

        Short-term investments, available-for-sale:
           Market auction securities ....................  $      45,501  $            -  $          (1) $       45,500
           Corporate debt securities ....................          1,100               -           (319)            781
           Common stock .................................            268               -           (217)             51
                                                           -------------  --------------  -------------  --------------
                                                           $      46,869  $            -  $        (537) $       46,332
                                                           =============  ==============  =============  ==============

5. Commitments and Contingencies

   Legal Proceedings

   On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought an action in San Francisco Superior Court against the Company, alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. ("Freewire") and claiming damages of approximately $3.5 million, which may be subject to increase over time. On December 31, 2001, the San Francisco Superior Court issued an order to deny Lucent's application for writ of attachment, finding that Lucent had not shown a substantial probability that it will prevail on its claim. The Company continues to believe that Lucent's claims are without merit and will contest these claims vigorously.

   On November 9, 2001, Nokia, Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone, alleging breach of contract arising out of the Aerzone's proposed operations in certain airports. Nokia seeks approximately $2.1 million in damages. The Company believes that Nokia's claims are without merit and intends to contest these claims vigorously.

   The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its continuing and discontinued businesses. The Company believes the results of the above noted legal proceedings, other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

6. Comprehensive Loss

   The components of comprehensive loss for the three months ended December 31, 2001 and 2000, are as follows (in thousands):

                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                            2001            2000
                                                                            ----            ----
        Net loss                                                       $       (2,780) $       (9,054)
        Unrealized loss on securities                                             (73)         (1,995)
        Foreign currency translation adjustments                                   16              28
                                                                       --------------  --------------
        Comprehensive loss                                             $       (2,837) $      (11,021)
                                                                       ==============  ==============

7. Supplemental Cash Flow Information

   The supplemental cash flow information for the three months ended December 31, 2001 and 2000, is as follows (in thousands):

                                                                                            Three Months Ended December 31,
                                                                                            -------------------------------
                                                                                                 2001            2000
                                                                                                 ----            ----
   Cash paid :
      Interest ..........................................................................   $           82  $            17
      Income taxes ......................................................................                -                -

   Non-cash investing and financing activities:

      Decrease in additional-paid-in capital associated with termination of common
        stock options ...................................................................                -           (4,265)
      Unrealized loss on short-term investments .........................................              (73)          (1,995)

8. Segment Information

   The Company currently operates one business segment that provides satellite-based Internet services through its wholly owned subsidiary, Intellicom. Accordingly, no additional segment information is disclosed in the accompanying notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results of the Company could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Operating Results" as set forth in the Company's annual report on Form 10-K for the year ended September 30, 2001, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this quarterly report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates", "likelihood", "unlikelihood", "assessment", and "foreseeable" and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause our actual results for the year ending September 30, 2002, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by us, or on our behalf. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended September 30, 2001, as filed with the Securities and Exchange Commission and our Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue its ISP Channel operations because of (1) the consolidation in the cable industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. Subsequently on December 19, 2000, the Company's Board of Directors approved a plan to discontinue its Aerzone business in light of, among other things, significant long-term capital needs and the difficulty of securing the necessary financing because of the financial markets. In conjunction with discontinuing the ISP Channel and Aerzone businesses, the Company's Board of Directors on December 28, 2000, approved a plan to reduce its corporate headquarters staff.

As a result of the Company's Board of Directors decisions, the Company wound down the ISP Channel and Aerzone businesses, and reduced its corporate headquarters staff. As of December 31, 2001, the ISP Channel and Aerzone businesses, including Laptop Lane Limited, were substantially wound down. Additionally, the Company has retained Bear, Stearns & Co., Inc. to assist in exploring the Company's strategic options. On November 26, 2001, the Company announced that the exploration was expanding to include transactions that would focus on the Company's cash resources and status as a publicly traded company on the NASDAQ National Market in addition to potential partners expecting to use the Company's net operating losses in the near term. The Company has received numerous inquiries in responsse to its November 26, 2001, press release announcing the expansion of its scope in exploration of strategic partners. The Company continues to expect to make a decision by March 31, 2002.

While the Company is exploring strategic options, the Company currently conducts its continuing operations through its wholly owned subsidiary, Intellicom, which provides two-way broadband satellite connectivity utilizing very small aperture terminal ("VSAT") technology to a wide variety of business customers. Although Intellicom has grown in the Latin American marketplace, Intellicom has sustained losses since its acquisition on February 9, 1999. In an effort to reduce Intellicom losses, the Company initiated an overall cost cutting program and organizational restructuring during May 2001, which includes the elimination of certain departments and closure of selected offices.

Revenue for Intellicom consists primarily of (i) monthly service fees paid by customers for satellite service on a per VSAT basis, (ii) VSAT-related equipment sales, and (iii) from time to time, contract termination fees from customers.

Cost of sales for Intellicom consists primarily of connectivity cost and costs of VSAT equipment sold. Intellicom's connectivity cost consists primarily of satellite transponder fees. Currently, Intellicom has transponder space on one satellite, Satelites Mexicanos, S.A. DE C.V. ("SatMex") 5, which provides coverage over the continental United States and Latin America.

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

Results of Continuing Operations for the Three Months Ended December 31, 2001, Compared to the Three Months Ended December 31, 2000

Net Sales. Consolidated net sales decreased $544,000, or 39%, to $851,000 for
---------
the three months ended December 31, 2001, compared to $1,395,000 for the three months ended December 31, 2000. Net sales from Intellicom's core business of satellite-based Internet services decreased $107,000, or 16%, to $553,000 for the three months ended December 31, 2001, as compared to $660,000 for the three months ended December 31, 2000, primarily as a result of a reduction in the number of customers. Equipment sales decreased $282,000, or 56%, to $224,000 for the three months ended December 31, 2001, compared to $506,000 for the three months ended December 31, 2000, primarily as a result of decreased VSAT equipment sales. Other sources of sales decreased $155,000 to $74,000 for the three months ended December 31, 2001, compared to $229,000 for the three months ended December 31, 2000, primarily as a result of collocation revenue for the three months ended December 31, 2000, offset by transponder sublease income for the three months ended December 31, 2001.

Cost of Sales. Consolidated cost of sales decreased $589,000, or 44%, to
-------------
$757,000 for the three months ended December 31, 2001, compared to $1,346,000 for the three months ended December 31, 2000. The largest component of Intellicom's cost of sales is transponder fees, which decreased to $639,000 for the three months ended December 31, 2001, compared to $885,000 for the three months ended December 31, 2000, primarily due to the termination of the GE Americom transponder space lease on June 15, 2001. Intellicom's equipment costs decreased $307,000 to $86,000 for the three months ended December 31, 2001, compared to $393,000, primarily as a result of decreased VSAT equipment sales and reduction of the write down of inventory to market value.

Selling and Marketing. Consolidated selling and marketing expenses decreased
---------------------
$1,045,000, or 89%, to $130,000 for the three months ended December 31, 2001, compared to $1,175,000 for the three months ended December 31, 2000.

Intellicom's selling and marketing expenses decreased $948,000, or 88%, to $130,000 for the three months ended December 31, 2001, compared to $1,078,000 for the three months ended December 31, 2000, primarily due to reduced expenses resulting from staff reductions associated with the May 2001 organizational restructuring.

Corporate incurred no selling and marketing expenses for the three months ended December 31, 2001, compared to $97,000 for the three months ended December 31, 2000, as a result of eliminating the public relations department associated with the December 28, 2000, corporate restructuring plan.

Engineering. Consolidated engineering expenses decreased $1,285,000, or 74%, to
-----------
$441,000 for the three months ended December 31, 2001, as compared to $1,726,000 for the three months ended December 31, 2000.

Intellicom's engineering expenses decreased $977,000, or 69%, to $441,000 for the three months ended December 31, 2001, compared to $1,418,000 for the three months ended December 31, 2000, primarily due to reduced expenses resulting from staff reductions associated with the May 2001 organizational restructuring.

Corporate incurred no engineering expenses for the three months ended December 31, 2001, compared to $308,000 for the three months ended December 31, 2000, as a result of eliminating the corporate technology department associated with the December 28, 2000, corporate restructuring plan.

General and Administrative. Consolidated general and administrative expenses
--------------------------
decreased $1,838,000, or 52%, to $1,680,000 for the three months ended December 31, 2001, compared to $3,518,000 for the three months ended December 31, 2000.

Intellicom's general and administrative expenses decreased $638,000, or 72%, to $253,000 for the three months ended December 31, 2001, compared to $891,000 for the three months ended December 31, 2000, primarily due to reduced expenses resulting from staff reductions associated with the May 2001 organizational restructuring.

Corporate general and administrative expenses decreased $1,200,000, or 46%, to $1,427,000 for the three months ended December 31, 2001, compared to $2,627,000 for the three months ended December 31, 2000, primarily due to reduced expenses resulting from staff reductions associated with the December 28, 2000, corporate restructuring plan.

Depreciation and Amortization. Consolidated depreciation and amortization
-----------------------------
expenses decreased $764,000, or 80%, to $196,000 for the three months ended December 31, 2001, compared to $960,000 for the three months ended December 31, 2000.

Intellicom's depreciation and amortization expense decreased $730,000, or 85%, to $131,000 for the three months ended December 31, 2001, compared to $861,000 for the three months ended December 31, 2000, primarily due to no amortization expense since March 31, 2001, as a result of the write off of the intangible asset associated with the developed technology from the acquisition of Intellicom, and reduced depreciation expense resulting from the write off of abandoned and disposed property.

Corporate depreciation and amortization expense decreased $34,000, or 35%, to $65,000 for the three months ended December 31, 2001, compared to $99,000 for the three months ended December 31, 2000, primarily due to reduced depreciation expense resulting from sales of property and write off of disposed property.

Non-Cash Compensation Expense/Benefit Related to Stock Options. The Company
--------------------------------------------------------------
recognized a non-cash compensation expense related to stock options of $423,000 for the three months ended December 31, 2001, compared to non-cash compensation benefit related to stock options of $289,000 for the three months ended December 31, 2000. For the three months ended December 31, 2001 and 2000, non-cash compensation expense/benefit related to stock options issued to employees.

Non-cash compensation benefits are recognized following the reversal of previously accrued expenses in respect to stock option terminations as result of corporate restructuring. Non-cash compensation expense related to stock options should continue to decrease or generate a benefit, as the Company continues to reduce its staff due to its discontinued operations and corporate restructuring.

Restructuring Expense. The Company recognized a restructuring expense of
---------------------
$3,900,000 for the three months ended December 31, 2000, related to a plan to downsize its corporate headquarters staff. At December 31, 2001, restructuring accruals of $1,020,000 and $344,000 remain outstanding for corporate and Intellicom, respectively.

Interest Income. Consolidated interest income decreased $2,031,000, or 77%, to
---------------
$618,000 for the three months ended December 31, 2001, compared to $2,649,000 for the three months ended December 31, 2000, as a result of lower interest rates, and decrease in cash, cash equivalents, and short-term investments, available-for-sale.

Interest Expense. Consolidated interest expense decreased $20,000, or 42%, to
----------------
$28,000 for the three months ended December 31, 2001, compared to $48,000 for the three months ended December 31, 2000. This decrease is primarily due to the reduction of interest expense payment of the 8.5% promissory note to the former Intellicom stockholders.

Equity in Net Losses of Investee Companies. The Company recognized equity in net
------------------------------------------
losses of investee companies of $374,000 for the three months ended December 31, 2000. The Company did not incur any equity in net losses of investee companies for the three months ended December 31, 2001, as a result of the sale and write offs of investee companies accounted for under the equity method for the year ended September 30, 2001.

Miscellaneous Expense, Net. Consolidated miscellaneous expense decreased
--------------------------
$336,000 to $4,000 for the three months ended December 31, 2001, compared to consolidated miscellaneous expense of $340,000 for the three months ended December 31, 2000. This decrease is primarily due to losses incurred from the disposal of property for the three months ended December 31, 2000.

Income Taxes. The Company made no provision for income taxes for the three
------------
months ended December 31, 2001 and 2000, as a result of the Company's continuing losses.

Loss Attributed to Discontinued Operations. As a result of a preliminary
------------------------------------------
arbitration decision related to a dispute with Applications Informatiques Multimedia and a dispute related to the sale of MTC to GID, the Company recorded the $590,000 loss on disposal of MTC for the three months ended December 31, 2001. MTC was previously owned by the Company, and was sold to GID on September 30, 1999.

Net Loss. The Company had a net loss of $2,780,000, or a net loss per share of
--------
$0.11, for the three months ended December 31, 2001, compared to a net loss of $9,054,000, or a net loss per share of $0.36, for the three months ended December 31, 2000.

Liquidity and Capital Resources

Since September 1998, the Company has funded the significant negative cash flows from its subsidiary operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. As of December 31, 2001, the Company had $71,743,000 in cash, cash equivalents, and short-term investments compared with $75,454,000 as of September 30, 2001.

Net cash used in operating activities of continuing operations for the three months ended December 31, 2001, was $2,465,000. This results from, a net loss of $2,190,000 from continuing operations, offset by several non-cash items including amortization of deferred stock compensation expense of $423,000, depreciation expense of $196,000, a net decrease in operating assets of $1,004,000, and a net decrease in operating liabilities of $1,854,000. Net cash used in operating activities of discontinued operations was $1,119,000.

Net cash provided by investing activities of continuing operations for the three months ended December 31, 2001, was $14,095,000, and was primarily provided by proceeds from maturities and sales of short-term investments, net of purchases. No cash was provided by or used in investing activities of discontinued operations.

No cash was provide by or used in financing activities for the three months ended December 31, 2001. Net cash used in financing activities of discontinued operations was $60,000.

The Company believes it has sufficient cash to meet its presently anticipated business requirements over the next twelve months including the funding of operating losses, discontinued operations, working capital requirements, and capital investments. The Company expects continued reductions in cash usages from its discontinued operating activities for the year ending September 30, 2002.

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

The Company had short-term investments of $46,332,000 at December 31, 2001. Except for investments in common and preferred stock, these short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and twenty-three months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at December 31, 2001, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company is not required to sell these investments before maturity, it has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce its interest income.

The Company had outstanding convertible debt of approximately $1,444,000 at December 31, 2001. This instrument has a fixed interest rate of 5.0%. Because the interest rate of this instrument is fixed, a hypothetical 10% increase in interest rates will not have a material effect on the Company. Interest rate increases, however, will increase interest expense associated with future borrowings by the Company, if any. The Company does not hedge against interest rate fluctuations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 26, 2001, Lucent brought an action in San Francisco Superior Court against the Company, alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire and claiming damages of approximately $3.5 million, which may be subject to increase over time. On December 31, 2001, the San Francisco Superior Court issued an order to deny Lucent's application for writ of attachment, finding that Lucent had not shown a substantial probability that it will prevail on its claim. The Company continues to believe that Lucent's claims are without merit and will contest these claims vigorously.

On November 9, 2001, Nokia commenced an action in San Francisco Superior Court against the Company and Aerzone, alleging breach of contract arising out of the Aerzone's proposed operations in certain airports. Nokia seeks approximately $2.1 million in damages. The Company believes that Nokia's claims are without merit and intends to contest these claims vigorously.

The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its continuing and discontinued businesses. The Company believes the results of the above noted legal proceedings, other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

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

                                  Company Risks

The Company Is Exploring Strategic Options and the Direction of the Company Is Unclear

The Company has retained Bear, Stearns & Company to assist in exploring the Company's strategic options. On November 26, 2001, the Company announced that the exploration was expanding to include transactions, which would focus on the Company's cash resources and status as a publicly traded company on the NASDAQ National Market in addition to potential partners expecting to use the Company's net operating losses in the near term. The Company has received numerous inquiries in response to its November 26, 2001, press release announcing the expansion of its scope in exploration of strategic partners. No assurance can be given as to the results of this exploration or as to the future direction of the Company.

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

The Company Has a History of Losses and Expects to Incur Losses in the Future

The Company has sustained substantial losses over the last five fiscal years and expects to continue to report net losses for the foreseeable future. For the three months ended December 31, 2001, the Company had a net loss of $2,780,000. As of December 31, 2001, the Company had an accumulated deficit of $393,027,000. The Company expects to incur additional losses and experience negative cash flows related to capital expenditures, sales and marketing, and general and administrative expenses as Intellicom expands its satellite-based Internet services. These efforts may be more expensive than the Company currently anticipates. The Company cannot guarantee it will ever achieve profitability or reduce its accumulated deficit.

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

Intellicom Derives a Significant Portion of Its Revenues From Providing Equipment and Internet Services to a Limited Number of Customers which Presents Credit Risks and Could Cause Increased Expenses or Losses of Future Revenue

For the three months ended December 31, 2001, sales to Intellicom's largest customer, Tricom, S.A. ("Tricom"), accounted for approximately 53% of Intellicom's net revenue, and as of December 31, 2001, Tricom accounted for approximately 93% of Intellicom's total accounts receivable. Intellicom expects that a small number of customers will continue to account for a significant portion of its revenue for the foreseeable future. If any one of Intellicom's customers, especially Tricom, discontinues its relationship for any reason, Intellicom may suffer a significant reduction to its future revenue and may incur significant losses, and adversely effect its financial condition and prospects.

Intellicom Depends on Third-Party Carriers to Maintain Its Networks and Any Interruption of Its Operations due to the Failure to Maintain Such Networks Would Have a Material Adverse Effect on the Company's Business, Financial Condition and Prospects

Intellicom's success will depend upon the capacity, reliability and security of the network used to carry data between its subscribers and the Internet. Third parties own a portion of the network used by Intellicom, and accordingly, Intellicom is reliant upon these third parties for its quality and maintenance. Currently, Intellicom has transit agreements with MCIWorldCom, Pacific Bell, and others to support the exchange of traffic between its network operations center and the Internet. In addition, Intellicom has agreements with SatMex for satellite transponder space. The failure of any link in the delivery chain resulting in an interruption of Intellicom's operations would have a material adverse effect on the Company's business, financial condition and prospects.

Intellicom's Services May Be Subject to Downward Pricing Pressures, which Would Negatively Impact Its Financial Results

The market for Internet access in the United States is subject to downward pricing pressure caused by a number of factors, including increased competition and technological advances. Pricing pressures outside the United States, in the markets Intellicom serves, may develop as international Internet access and services become more available. To operate, Intellicom has certain costs, such as its lease of satellite transmission capacity, which are relatively fixed and generally not susceptible to downward pricing pressure. As a result, Intellicom has little flexibility in lowering the price for its services. If Intellicom is affected by downward pricing pressure, it cannot assure that it will be able to offer Internet services at prices that are competitive or profitable.

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

Problems Associated with Operating in International Markets Could Prevent Intellicom From Achieving or Sustaining Its Intended Growth

The majority of Intellicom's business will be derived from entities located in foreign countries. Intellicom's failure to manage its international operations effectively would limit the future growth of its business. Intellicom faces certain inherent challenges in conducting international operations, such as:

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

Intellicom May Face Potential Liability for Information Retrieved and Replicated that May Not Be Covered by Its Insurance

Intellicom's liability insurance may not cover potential claims relating to providing Internet services or may not be adequate to indemnify Intellicom for all liability that may be imposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on Intellicom's business, financial condition and prospects. Because subscribers download and redistribute materials that are cached or replicated by Intellicom in connection with its Internet services, claims could be made against Intellicom under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of such materials. These types of claims have been successfully brought against online service providers. In particular, copyright and trademark laws are evolving both domestically and internationally, and it is uncertain how broadly the rights provided under these laws will be applied to online environments. It is impossible for Intellicom to determine who the potential rights holders may be with respect to all materials available through its services. In addition, a number of third-party owners of patents have claimed to hold patents that cover various forms of online transactions or online technology. As with other online service providers, patent claims could be asserted against Intellicom based upon its services or technologies.

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

The actual data delivery speeds realized by customers may be significantly lower than peak data transmission speeds and will vary depending on the customers' hardware, operating system and software configurations. Intellicom cannot provide assurances that it will be able to achieve or maintain data transmission speeds high enough to attract and retain its planned number of subscribers, especially as the number of subscribers to its services grows. Consequently, a perceived or actual failure by Intellicom to achieve or maintain high speed data transmission could significantly reduce consumer demand for its services and have a material adverse effect on the Company's business, financial condition and prospects.

Intellicom May Not Be Able to Keep Pace With Rapid Technological Changes or Emerging Industry Standards that Could Make Its Services Obsolete and Unmarketable

Intellicom's services may become less useful to its customers if it is unable to respond to technological advances that shape the Internet, or available alternative technologies and services. Keeping pace with technological advances in Intellicom's industry may require substantial expenditures and lead-time. In addition, future advances in technology or fundamental changes in the way Internet access or other Internet services can be delivered may render Intellicom's services obsolete or less cost-competitive. Intellicom may not be able to adequately respond to or incorporate technological advances on a cost-effective or timely basis into its business.

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

The Legal Environment in which Intellicom Operates is Uncertain and Claims Against Intellicom and Other Legal Uncertainties Could Cause Its Business to Suffer

Because most of Intellicom's business is conducted outside the United States, Intellicom is susceptible to the governmental regulations and legal uncertainties of foreign countries. In general, the laws of countries outside the United States governing the Internet and Internet services, to the extent they exist at all, vary widely, are unclear and in flux and have failed to keep pace with the rapid advancements in Internet technology and the expanding range of Internet-based services being offered. Partly because of these problems, and Intellicom's view that local regulatory compliance is a greater issue of concern for its ISP customers, Intellicom has not, and currently does not intend to, determine conclusively whether it complies with the requirements of any particular foreign country.

Any one of the countries where Intellicom conducts business, may require that Intellicom (i) is qualified to do business in that particular country, (ii) is liable for certain taxes or tariffs, (iii) is otherwise subject to regulation or
(iv) is prohibited from conducting its business in that foreign country. Thus, Intellicom cannot assure that it is currently in compliance with the legal requirements of any particular country or all of the countries outside the United States in which it conducts business, that Intellicom will be able to comply with any such requirements or that the requirements will not change in a way that would render the receipt of its services in a particular country illegal. Intellicom's failure to comply with foreign laws and regulations could cause it to lose customers, restrict it from entering profitable markets and seriously harm its business.

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

 Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit
          No.
          ---

                             Description of Document
                             -----------------------

             3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

             3.2 By-Laws of the Company. Incorporated by reference to the Company's Registration Statement on Form S-3/A dated April 22, 1999.

(b)  Reports on Form 8-K:

     Not Applicable

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ Edward A. Bennett                           Date: January 22, 2002
-------------------------------------------           ----------------
Edward A. Bennett
Acting Chairman of the Board of Directors


/s/ George L. Hernandez                         Date: January 22, 2002
--------------------------------------------          ----------------
George L. Hernandez
Acting Chief Operating Officer; Vice President,
Finance and Administration; and Secretary