Form 10-K405/A
period 2001-09-30
SOFTNET SYSTEMS INC
filed 2002-01-29
CIK 97196

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K/A
                                   -----------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001.

                                       OR

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File No.: 001-05270

                              SOFTNET SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                            Delaware                                                  11-1817252
                            --------                                                  ----------
 (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

   650 Townsend Street, Suite 225, San Francisco, California                             94103
   ---------------------------------------------------------                             -----
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

================================================================================

                     SoftNet Systems, Inc. and Subsidiaries
                                Table of Contents

                                                                                          Page
                                                                                          ----
PURPOSE OF FORM 10K/A .................................................................      2

PART III- OTHER INFORMATION

Item 10  Directors and Executive Officers of the Registrant ...........................      2

Item 11  Executive Compensation .......................................................      4

Item 12  Security Ownership of Certain Beneficial Owners and Management ...............      7

Item 13  Certain Relationships and Related Transactions ...............................      8

SIGNATURES ............................................................................      9

                           PURPOSE OF FORM 10-K/A

The sole purpose of this amendment is to add the required Part III information to SoftNet Systems, Inc. and Subsidiaries (the "Company") Annual Report on Form 10-K for the fiscal year ended September 30, 2001, which was originally filed with the Securities and Exchange Commission on December 28, 2001, pursuant to General Instruction G(3) of Form 10-K.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

Directors of the Registrant

The directors of the Registrant are listed below:

                      Name of Nominee                Age                    Position
                      ---------------                ---                    --------
        Edward A. Bennett .......................    55       Acting Non-Executive Chairman and Director

        Jeffrey A. Bowden .......................    55       Director

        Linus W.L. Cheung .......................    53       Director

        Robert C. Harris, Jr. ...................    55       Director

        Ronald I. Simon .........................    63       Director

Edward A. Bennett has served as a member of the Company's Board of Directors since January 1998, and Acting Chairman of the Board since June 2001. Mr. Bennett is a Director of Vaultus, Inc., a wireless solutions provider; Engage, Inc., a leading provider of content management software for multichannel marketing; RealNames Corporation, a global infrastructure provider of Keywords; and Key3Media Group, Inc., the world's leading producer of information technology tradeshows and conferences. Prior to their respective sales, Mr. Bennett also served as a Director at Spinner.com, Methodfive, Xceed, WiredPlanet.com, YourDay.com and YourStuff.com. Mr. Bennett is a Partner of
(212) Ventures, a venture capital firm dedicated to investing in infrastructure and wireless Internet services and technologies. From January 1997 until November 1999, Mr. Bennett served as President and Chief Executive Officer of Bennett Media Collaborative, a new media, Internet and technology consulting company. Mr. Bennett also served as President and Chief Executive Officer of Prodigy Ventures, an Internet/technology investment firm, from June 1996 to June 1997, and as President and Chief Executive Officer of Prodigy Services Corporation, an Internet services company, from April 1995 to June 1996. Prior to that, Mr. Bennett spent 15 years at Viacom Inc. in different operating roles. At Viacom Inc. he served as President and Chief Executive Officer at VH-1 Networks from 1989 to 1994, and as Executive Vice President and Chief Operating Officer at Viacom Cable from 1979 to 1989.

Pursuant to a stock purchase agreement between the Company and Pacific Century Cyberworks Limited, Pacific Century Cyberworks Limited has the right to nominate two directors, Mr. Bowden and Mr. Cheung, to the Company's Board of Directors.

Jeffrey A. Bowden has served as a member of the Company's Board of Directors since December 2000. He is Executive Vice President, Strategic Integration, of Pacific Century CyberWorks Limited. From 1994 to 1996, he served as Vice President, Corporate Strategy and Assurance and Vice President, Merger Integration, at the NYNEX Corporation, where he led the company's merger integration with Bell Atlantic. Mr. Bowden has served twice as a Vice President and Director of the Boston Consulting Group Inc. ("BCG"), from 1988 to 1994 and from 1998 to 2000. BCG is one of the world's leading business international strategic management consulting companies. Mr. Bowden was co-head of the firm's North America Technology and Communications Practice, directing the Group's client relationships with North America's leading communications and data services providers.

Linus W.L. Cheung has served as a member of the Company's Board of Directors since April 2001. Mr. Cheung is a deputy chairman of Pacific Century CyberWorks Limited and a member of the Executive Committee. Prior to the merger of Pacific Century CyberWorks Limited and Cable & Wireless HKT, Mr. Cheung was an executive director of Cable & Wireless plc and the chief executive of HKT. Before joining HKT in 1994, Mr. Cheung served 23 years with Cathay Pacific Airways. In 1991, he was deputy commercial director of the airline, and the following year joined the Board of Directors as executive director for Hong Kong, finally serving as deputy managing director. Between 1989 and 1990, Mr. Cheung was seconded full time to serve in the Central Policy Unit of the Hong Kong government. He served as an Official Justice of the Peace in 1990, and as a Non-official Justice of the Peace in July 1992.

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

Ronald I. Simon has served as a member of the Company's Board of Directors since September 1995, Chairman of the Board from August 1997 until April 1999, Vice Chairman of the Board from April 1999 to February 2001, and Acting Chairman, Chief Executive Officer and Chief Financial Officer from February 2001 to June 2001. Since August 2001, Mr. Simon has been Chief Financial Officer of Wingcast, LLC, a telematics services provider. From September 1999 to September 2001, Mr. Simon served as a Director of Western Water Company, a developer and marketer of water and water rights, and was its Executive Vice President and Chief Financial Officer from May 1997 through April 2000. He has served as a Director of Collateral Therapeutics Inc., a developer of non-surgical gene therapy procedures for the treatment of cardiovascular diseases, since May 1999. Mr. Simon serves as Director of Westcorp Investments, a wholly-owned subsidiary of Westcorp, Inc., a holding company for Western Financial Bank. In addition, Mr. Simon served as Chairman and Chief Financial Officer of Sonant Corporation, an interactive voice response equipment company, from 1993 to 1997. He has also been active as a financial consultant since 1990. From 1986 to 1990, he was Managing Director and Chief Financial Officer of Henley Group, Inc.

Executive Officers of the Registrant

The executive officers and certain other key employees of the Company are listed below:

                            Name                Age                         Positions
                            ----                ---                         ---------
        George L. Hernandez ................    41     Acting Chief Operating Officer, Vice President
                                                       Finance & Administration, and Secretary

        Greg Colley ........................    41     Treasurer

George L. Hernandez joined the Company as a consultant in November 2000. Mr. Hernandez was employed by the Company as Vice President Finance and Administration in January 2001, he was appointed Secretary in April 2001, then appointed acting Chief Operating Officer in May 2001. From November 1999 to November 2000, Mr. Hernandez served as Vice President Finance and Administration and Treasurer for iLux Corp. During 1999 and part of 1998, Mr. Hernandez held various consulting positions at ChipPac, Inc, Lucent Technologies, Inc, ADAC Laboratories, Inc., and Fujitsu. Prior to that Mr. Hernandez served in various finance roles at Envirotest Systems, Inc., Micronics Computers Inc., Spectrum HoloByte, Inc., Sega of America, Inc., Paramount Pictures, Inc. and KPMG Peat Marwick. Mr. Hernandez is a Certified Public Accountant in the State of California.

Greg Colley has served as the Company's Treasurer since April 5, 2001. Mr. Colley joined the Company in September 2000 as Assistant Treasurer with responsibility for all treasury and equity administration functions. From September 1998 to September 2000 Mr. Colley served as Equity Division Treasurer of Banc of America Securities LLC. Prior to that, Mr. Colley spent six years in the Office of the Treasurer of The Regents of the University of California managing securities operations and banking activities.

Item 11.  Executive Compensation

The following table sets forth information for the last three years ended September 30, 2001 concerning compensation paid or accrued by the Company to (i) the Chief Operating Officer of the Company as of September 30, 2001 and (ii) the seven other most highly compensated executive officers of the Company whose total annual salary and incentive compensation for the year ended September 30, 2001 exceeded $100,000 (collectively, the "Named Officers").

                                                                                          Long-Term
                                                                                         Compensation
                                                      Annual Compensation                   Awards
                                         -----------------------------------------------    ------
                                                                                           Securities
                                         Fiscal                           Other Annual     Underlying      All Other
                                         ------                                                            ---------
      Name and Principal Position         Year    Salary ($)  Bonus ($)  Compensation ($)  Options (#)  Compensation ($)
      ---------------------------         ----    ----------  ---------  ----------------  -----------  ----------------
George L. Hernandez/(1)/                  2001    $  131,135  $        -  $           -         50,000 $      191,205
Acting Chief Operating Officer, Vice      2000             -           -              -              -              -
President Finance & Administration,       1999             -           -              -              -              -
and Secretary

Greg Colley/(2)/                          2001    $  120,192  $        -   $          -         12,000 $       65,000
Treasurer                                 2000             -           -              -              -              -
                                          1999             -           -              -              -              -

Ronald I. Simon/(3)/                      2001    $        -  $        -   $          -        100,000 $      182,500
Acting Chief Executive Officer and        2000             -           -              -              -              -
Chief Financial Officer                   1999             -           -              -              -              -


Lawrence B. Brilliant/(4)/                2001    $   85,760  $  202,500  $       1,800              - $      962,500
Chairman and Chief Executive Officer      2000       372,115     192,500          7,200        450,000              -
                                          1999       322,523     150,000          6,600        355,000              -

Garrett J. Girvan/(5)/                    2000    $  146,866  $  135,000   $          -        115,000 $      215,202
Chief Executive Officer                   2000       297,115     121,000          7,200        225,000              -
                                          1999       253,458      75,000          7,200        165,000              -

Steven M. Harris/(6)/                     2001    $  180,961  $  435,600   $          -         50,000 $       29,375
General Counsel and Secretary             2000       203,654      77,000              -         75,000              -
                                          1999       175,000      25,000              -        120,000              -

Markus Rohrbasser/(7)/                    2001    $        -  $   30,000   $     48,052              - $      168,667
Chief Financial Officer                   2000             -           -        129,057              -              -
                                          1999             -           -              -              -              -

Jonathan B. Marx/(8)/                     2000    $  161,347  $  619,000   $      1,500              - $      525,000
President, ISP Channel, Inc.              2000       206,279      77,000          5,250         25,000              -
                                          1999       124,327           -          3,750              -              -

----------------
/(1)/ Mr. Hernandez received $90,000 pursuant to terms of a special retention program. In addition, $101,205 in professional fees were paid to an employment firm for Mr. Hernandez' services as consultant from November 2000 through January 2001.
/(2)/ Mr. Colley received $65,000 pursuant to terms of a special retention program.
/(3)/ Mr. Simon was paid $170,000 for serving as acting Chief Executive Officer and Chief Financial Officer from February 5, 2001, to June 1, 2001.
/(4)/ Dr. Brilliant resigned as Chief Executive Officer of the Company effective December 4, 2000, and received cash payments for the year ended September 30, 2001, pursuant to a Separation and Release Agreement dated January 5, 2001.
/(5)/ Mr. Girvan served as Chief Executive Officer from December 4, 2000 to February 2, 2001, and received cash payments for the year ended September 30, 2001, pursuant to a Separation and Release Agreement dated February 2, 2001.
/(6)/ Mr. Harris resigned as General Counsel and Secretary effective April 5, 2001, and received cash payments for the year ended September 30, 2001, pursuant to a Retention Agreement dated January 3, 2001.
/(7)/ Mr. Rohrbasser, as a non-employee, served as Chief Financial Officer from April 17, 2000 to January 5, 2001. In addition to Professional Fees, he received cash payments for the year ended September 30, 2001, pursuant to Separation and Release Agreement dated January 5, 2001.
/(8)/ Mr. Marx's employment terminated September 28, 2001; he received cash payments for the year ended September 30, 2001, pursuant to a Retention Agreement dated January 5, 2001.

Stock Option Information

Option Grants for the Year Ended September 30, 2001. The following table sets forth information with respect to stock options granted by the Company to the Named Officers for the year ended September 30, 2001. No stock appreciation rights were granted for the year ended September 30, 2001.

                                                   Individual Grants
                                 --------------------------------------------------------------
                                  Number of       Percent of                                         Potential Realizable Value
                                  Securities    Total Options                                        at Assumed Annual Rates of
                                  Underlying      Granted to        Exercise                          Stock Price Appreciation for
                                   Options       Employees in     or Base Price       Expiration           Option Term (4)
                                                                                                           ---------------
          Name                    Granted (#)  Fiscal Year (2)      ($/Share)          Date (3)       5% ($)             10% ($)
          ----                    -----------  ---------------      ---------          --------       ------             -------
George L. Hernandez /(1)/ ......       50,000       11.07%        $   1.66             2/2/11         $  52,079          $131,978

Greg Colley ....................       12,000        2.66%        $   5.25            10/13/10        $  39,620          $100,406

Ronald I. Simon ................       80,000       14.39%        $   1.50             2/9/11         $  61,317          $155,390
                                       20,000        4.43%            1.31             4/5/11            16,508            41,836

Lawrence B. Brilliant ..........            -        -            $   -                   -           $       -          $      -

Garrett J. Girvan ..............      115,000       25.47%        $   4.53             11/1/10        $ 327,709          $830,480

Steven M. Harris ...............       50,000       11.07%        $   4.53             11/1/10        $ 142,482          $361,078

Markus Rohrbasser ..............            -        -            $   -                   -           $       -          $      -

Jonathan B. Marx ...............            -        -            $   -                   -           $       -          $      -

_________________
/(1)/ Mr. Hernandez' options were issued pursuant to an employment agreement dated February 16, 2001, and became exercisable effective December 31, 2001.
/(2)/ The Company granted options to employees to purchase 451,600 shares of Common Stock for the year ended September 30, 2001. No options to purchase shares were granted to non-employee consultants for the year ended September 30, 2001.
/(3)/  The term of the options is typically 10 years.
/(4)/ Potential realizable value is based on the assumption that the price of the Common Stock underlying the option appreciates at the annual rate shown, compounded annually from the date of grant until the end of the option term. The values are calculated in accordance with rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock appreciation.

Aggregated Year-End Option Values. The following table sets forth certain information concerning the number of options exercised by the Named Officers for the year ended September 30, 2001, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Officers as of September 30, 2001. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of the Company's common stock as of September 30, 2001.

                                                                 Number of Securities
                                                                Underlying Unexercised       Value of Unexercised
                                                                      Options at            in-the-Money Options at
                                    Shares                      September 30, 2001(#)        September 30, 2001($)
                                 Acquired on       Value        ---------------------        ---------------------
             Name                Exercise (#)   Realized ($)  Exercisable   Unexercisable Exercisable    Unexercisable
             ----                ------------   ------------  -----------   ------------- -----------    -------------
George L. Hernandez ............           -    $          -              -       50,000  $          -   $          -

Greg Colley ....................           -    $          -          3,000        9,000  $          -   $          -

Ronald I. Simon ................           -    $          -         85,083       27,959  $      3,550   $          -

Lawrence B. Brilliant ..........           -    $          -              -            -  $          -   $          -

Garrett J. Girvan ..............           -    $          -              -            -  $          -   $          -

Steven M. Harris ...............           -    $          -        103,539      121,461  $          -   $          -

Markus Rohrbasser ..............           -    $          -              -            -  $          -   $          -

Jonathan B. Marx ...............           -    $          -         53,247            -  $          -   $          -

Director Compensation

On February 9, 2001, the Board of Directors approved an increase in the monthly retainer to be paid to current members of the board who are not employees of the Company or of a subsidiary of the Company. In addition, the board granted 80,000 options to each director at that day's price, to be fully vested at June 30, 2001. Effective December 2000 through June 2001, such directors were paid a monthly retainer of $20,000. In April 2001, the Board appointed a Special Committee, comprised of Messrs. Bennett, Harris and Simon, for the purpose of pursuing and evaluating potential corporate transactions relating to the future strategic direction of the Company. In July 2001, the board approved the payment of a fee of $20,000 per month to each member of the Special Committee until such time as the Committee be discontinued by the Board of Directors; the Special Committee was discontinued as of November 30, 2001. Messrs. Bowden and Cheung have declined all directors' fees and option grants.

A description of other transactions between directors and the Company is set forth below in "Certain Relationships and Related Transactions".

Employment and Change of Control Agreements

The Company employed George L. Hernandez on January 5, 2001, under terms by which Mr. Hernandez became Vice President, Finance and Administration. Mr. Hernandez was subsequently appointed Secretary on April 5, 2001, and acting Chief Operating Officer on May 14, 2001. Under the employment agreement, Mr. Hernandez was granted an annual salary of $180,000 and was granted non qualified stock options of 50,000 shares vesting on the earlier of (a) December 31, 2001,
(b) a change in control of the Company, or (c) upon termination of employment by the Company, except for cause, plus certain retention payments. The Board has not entered into any new compensation agreement with Mr. Hernandez for calendar year 2002.

Under the Company's 1998 Stock Incentive Plan, in the event that the Company is acquired by merger or sale of substantially all of its assets, each outstanding option or other award will immediately vest, except to the extent the Company's obligations under that option or award assumed by the successor corporation or such successor corporation substitutes an award with substantially the same economic value.

Under the Company's Amended 1995 Long-Term Incentive Plan, each outstanding option upon an acquisition of the Company pursuant to a merger or asset sale will at the discretion of the Stock Option Committee, either be assumed by any successor entity, with or without accelerated vesting of the option shares, or terminate upon the acquisition following a thirty (30)-day period during which the option will be exercisable in full on an accelerated basis. All outstanding options under the Amended 1995 Long-Term Incentive Plan were incorporated into the 1998 Stock Incentive Plan. However, the incorporated options continue to be governed by the existing terms of the Amended 1995 Long-Term Incentive Plan.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company regarding beneficial ownership of the common stock as of December 31, 2001 by
(i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the common stock, (ii) each current director of the Company, (iii) the Chief Executive Officer and each of the Named Officers and (iv) all executive officers and directors of the Company as a group. All shares are subject to the named person's sole voting and investment power except where otherwise indicated.

Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock, which are issued and outstanding, are deemed to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock which are issuable upon exercise of options or warrants are deemed to be issued and outstanding and beneficially owned by any person who has or shares voting or investment power over such shares only if the options or warrants in question are exercisable within 60 days of December 31, 2001 and, in any event, solely for purposes of calculating that person's percentage ownership of the Company's common stock (and not for purposes of calculating the percentage ownership of any other person).

The number of shares of common stock deemed outstanding and used in the denominator for determining percentage ownership for each person equals (i) 25,171,275 shares of common stock outstanding as of December 31, 2001 plus (ii) such number of shares of common stock as are issuable pursuant to options, warrants or convertible securities held by that person (and excluding options held by other persons) which may be exercised within 60 days of December 31, 2001.

                                                           Number of   Percentage of
                                                         Common Stock   Outstanding
                                                             Shares       Shares
                                                         Beneficially  Beneficially
                  Name of Beneficial Owner                   Owned         Owned
                  ------------------------                   -----         -----
        Executive Officers and Directors:
           Edward A. Bennett/(1)/....................       220,209          *
           Jeffrey A. Bowden/(2)/....................             -          -
           Linus W.L. Cheung/(2)/....................             -          -
           Robert C. Harris, Jr. /(3)/...............       182,500          *
           Ronald I. Simon/(4)/......................       116,188          *
           George L. Hernandez/(5)/..................        50,000          *
           Greg Colley/(6)/..........................         7,850          *
           Lawrence B. Brilliant ....................       182,491          *
           Garrett J. Girvan ........................        61,821          *
           Steven M. Harris/(7)/.....................       167,312          *
           Markus Rohrbasser ........................             -          -
           Jonathan Marx ............................             -          -
                                                      -------------  ---------

           As a Group ...............................       988,371        5.3%

        5% Owners(8):

           Pacific Century CyberWorks Limited .......     5,000,000       19.9%
           Mediacom LLC .............................     2,200,000        8.7%
           White Rock Capital Management, L.P.(9) ...     1,511,800        6.0%

----------

*     Less than 1%
/(1)/ Includes 205,209 shares issuable pursuant to options exercisable within 60 days of December 31, 2001.
/(2)/ Messrs. Cheung and Bowden have declined all option grants.
/(3)/ Includes 182,500 shares issuable pursuant to options exercisable within 60 days of December 31, 2001.
/(4)/ Includes 91,230 shares issuable pursuant to options exercisable within 60 days of December 31, 2001.
/(5)/ Includes 50,000 shares issuable pursuant to options exercisable within 60 days of December 31, 2001.
/(6)/ Includes 4,250 shares issuable pursuant to options exercisable within 60 days of December 31, 2001.
/(7)/ Includes 138,851 shares issuable pursuant to options exercisable within 60 days of December 31, 2001.
/(8)/ Based on filings by such owners with the Securities and Exchange
      Commission.
/(9)/ Includes shares that may be deemed to be beneficially owned by White Rock
      Capital Partners, L.P.; White Rock Capital Management, L.P.; White Rock Capital, Inc.; Thomas U. Barton; and Joseph U. Burton.

Item 13.  Certain Relationships and Related Transactions

Mediacom, LLC

On November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"), a more than 5% stockholder of the Company. In exchange for signing an agreement to launch the ISP Channel services, the Company issued a total of 3,500,000 common stock shares to Mediacom, of which 3,150,000 shares were restricted. The restrictions were progressively lifted as Mediacom launched ISP Channel's services in Mediacom's cable television systems. As of September 30, 2000, there were 2,100,000 shares restricted and unvalued. The unrestricted 1,400,000 shares were valued at $26,513,000 as cable affiliate launch incentive. On February 16, 2001, the Company and ISP Channel entered into agreements with Mediacom, to terminate Mediacom's affiliate relationship with ISP Channel. As part of these agreements Mediacom released all obligations under the affiliate agreement with ISP Channel and returned 1,300,000 restricted common stock shares of the Company, and in exchange received certain equipment, a $3,768,000 payment from the Company, and the Company removed restrictions on 800,000 common stock shares valued at $1,500,000 held by Mediacom. Mediacom currently holds a total of 2,200,000 unrestricted common stock shares of the Company. Pursuant to these agreements, neither the Company nor ISP Channel has any further material obligation to Mediacom.

Strategic Investments

On August 18, 1999, SoftNet Ventures, Inc., a wholly owned subsidiary of the Company, made strategic investments of $250,000 each in YourDay.com, Inc. and YourStuff.com, Inc., which represents less than five percent of the voting power of each company. Edward A. Bennett, a Director of the Company, served on the Board of Directors of both YourDay and YourStuff at the time of the investment.

Financial Advisory Services

On February 6, 2001, the Company engaged (212) Ventures, Inc. for business and financial advisory services. For the year ended September 30, 2001, the Company paid (212) Ventures, Inc. $100,000 for such services. Edward A. Bennett, a Director of the Company, is a principal of (212) Ventures, Inc.

Investment Banking Services

On May 24, 2001, the Company announced that it had retained Bear Stearns & Co. ("Bear") as financial advisor to advise the board of directors on strategic options for the Company. Under the terms of an Agreement between the Company and Bear dated May 23, 2001, the Company agreed to pay Bear fees of up to a total $1.5 million. The Company paid a retainer advisory fee of $250,000 upon execution of the Agreement, and may pay additional fees as follows; $500,000 in the event the Company requests Bear to render an opinion for a proposed transaction; $250,000 upon an announcement by the Company of a transaction, and $500,000 upon consummation of a transaction. For the years ended September 30, 2001, 2000 and 1999, the Company paid to Bear, Stearns & Co., Inc. $350,000, $522,000 and $53,000, respectively, for investment banking services. Robert C. Harris, Jr., a Director of the Company, is a senior managing director of Bear, Stearns & Co., Inc.

Consulting Services

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

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any person holding more than ten percent of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership to the Commission and any exchange or quotation system on which the Common Stock is listed or quoted. Specific due dates for these reports have been established and the Company is required to report in this proxy statement any failure to file by these dates. For the year ended September 30, 2001, to the knowledge of the Company, all of these filings were satisfied by its directors and officers. In making this statement, the Company has relied on the written representations of its directors and officers and copies of the reports they have filed with the Commission. For the year ended September 30, 2001, the Company had only one holder of 10% or more the Company's Common Stock, Pacific Century Cyberworks Limited (see Item 12, "Security Ownership of Certain Beneficial Owners and Management").

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET SYSTEMS, INC.



/s/ George L. Hernandez                                Date:   January 29, 2002
---------------------------------------------------            ----------------
George L. Hernandez
Acting Chief Operating Officer; Vice President,
Finance and Administration; and Secretary