Form 10-Q
period 2002-03-31
SOFTNET SYSTEMS INC
filed 2002-04-30
CIK 97196

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                          -----------------------------


                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended MARCH 31, 2002.
                                                         -----------------
                                       OR
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to _______________.

                       Commission File Number:  001-05270
                                                ---------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                     OUTSTANDING AT MARCH 31, 2002
                 -----                     -----------------------------
      COMMON STOCK, $0.01 PAR VALUE                 25,183,487




================================================================================

                                   SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                                                   INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2002, and September 30, 2001 . . . . .     2

         Condensed Consolidated Statements of Operations for the three and six months ended March 31,
           2002 and 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and
           2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .     5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. . . .    11

Item 3   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . .    19

PART II- OTHER INFORMATION

Item 1   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

Item 2   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

Item 3   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

Item 4   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . .    20

Item 5   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS


                                         SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In thousands, except share data)
                                                      (Unaudited)


                                                                                            MARCH 31,    SEPTEMBER 30,
                                                                                              2002           2001
                                                                                           -----------  ---------------
                                     ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   29,760   $       14,960
  Short-term investments, available-for-sale. . . . . . . . . . . . . . . . . . . . . . .      40,133           60,494
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,287            2,018
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         637            1,266
                                                                                           -----------  ---------------

Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      72,817           78,738

Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,853            1,853
Property and equipment, net of accumulated depreciation of $366 and $375, respectively. .         160              691
Accounts receivable, non current portion. . . . . . . . . . . . . . . . . . . . . . . . .         574            1,566
Long-term equity investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,013            1,484
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         150              168
                                                                                           -----------  ---------------

                                                                                           $   76,567   $       84,500
                                                                                           ===========  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      176   $          273
  Net liabilities associated with discontinued operations.. . . . . . . . . . . . . . . .       3,933            2,757
  Restructuring accrual . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,520            1,240
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,130            2,340
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,444            1,444
                                                                                           -----------  ---------------

Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,203            8,054
                                                                                           -----------  ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.10 par value, 3,970,000 shares designated, no shares issued and
    outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -                -
  Common stock, $0.01 par value, 100,000,000 shares authorized; 27,473,987 and 27,461,775
    shares issued; 25,183,487 and 25,171,275 shares outstanding, respectively . . . . . .         275              275
  Additional-paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     477,668          477,680
  Deferred stock compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (800)          (1,645)
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . . . .          (6)            (480)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (399,636)        (390,247)
  Treasury stock, at cost, 2,290,500 and 2,290,500 shares, respectively . . . . . . . . .      (9,137)          (9,137)
                                                                                           -----------  ---------------

Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      68,364           76,446
                                                                                           -----------  ---------------

                                                                                           $   76,567   $       84,500
                                                                                           ===========  ===============


    The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In thousands, except per share data)
                                                          (Unaudited)


                                                              THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                                           ----------------------------------  --------------------------------
                                                                 2002              2001             2002             2001
                                                           ----------------  ----------------  ---------------  ---------------
Operating expenses:
  Selling and marketing, exclusive of non-cash
    compensation expense of $0, $0, $0 and $0,
    respectively. . . . . . . . . . . . . . . . . . . . .  $             -   $            90   $            -   $          187
  Engineering, exclusive of non-cash compensation
    expense of $0, $0, $0 and $0, respectively. . . . . .                -               150                -              458
  General and administrative, exclusive of non-cash
    compensation expense (benefit) of $395, $(1,237),
    $800 and $(1,570), respectively . . . . . . . . . . .            1,655             2,164            3,082            4,791
  Depreciation. . . . . . . . . . . . . . . . . . . . . .               61               105              126              204
  Non-cash compensation expense (benefit) related to
    stock options . . . . . . . . . . . . . . . . . . . .              395            (1,237)             800           (1,570)
  Provision for impaired assets . . . . . . . . . . . . .              352                 -              352                -
  Restructuring expense . . . . . . . . . . . . . . . . .              502                 -              502            3,900
                                                           ----------------  ----------------  ---------------  ---------------

Total operating expenses. . . . . . . . . . . . . . . . .            2,965             1,272            4,862            7,970
                                                           ----------------  ----------------  ---------------  ---------------

Loss from continuing operations before other income
  (expense), income taxes, discontinued operations and
  extraordinary item. . . . . . . . . . . . . . . . . . .           (2,965)           (1,272)          (4,862)          (7,970)

Other income (expense):
  Interest income . . . . . . . . . . . . . . . . . . . .              416             1,672            1,032            4,310
  Interest expense. . . . . . . . . . . . . . . . . . . .              (18)              (39)             (36)             (85)
  Loss on disposition of equity investments, net. . . . .             (701)          (13,761)            (701)         (13,761)
  Equity in net losses of investee companies. . . . . . .                -               (20)               -             (394)
  Miscellaneous income (expense), net . . . . . . . . . .              (40)               36               (3)            (103)
                                                           ----------------  ----------------  ---------------  ---------------

Loss from continuing operations before income taxes,
  discontinued operations and extraordinary item. . . . .           (3,308)          (13,384)          (4,570)         (18,003)

Provision for income taxes. . . . . . . . . . . . . . . .                -                 -                -                -
                                                           ----------------  ----------------  ---------------  ---------------

Loss from continuing operations before discontinued
  operations and extraodinary item. . . . . . . . . . . .           (3,308)          (13,384)          (4,570)         (18,003)

Discontinued Operations:
  Loss from operations. . . . . . . . . . . . . . . . . .             (901)          (18,277)          (1,829)         (22,712)
  Loss on disposition, net. . . . . . . . . . . . . . . .           (2,400)           (2,728)          (2,990)          (2,728)
Extraordinary Item:
  Gain on settlements of outstanding obligations. . . . .                -             1,326                -            1,326
                                                           ----------------  ----------------  ---------------  ---------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $        (6,609)  $       (33,063)  $       (9,389)  $      (42,117)
                                                           ================  ================  ===============  ===============

Basic per common share:
  Loss from continuing operations . . . . . . . . . . . .  $         (0.13)  $         (0.54)  $        (0.18)  $        (0.72)
  Discontinued operations . . . . . . . . . . . . . . . .            (0.13)            (0.85)           (0.19)           (1.02)
  Extraordinary item. . . . . . . . . . . . . . . . . . .                -              0.05                -             0.05
                                                           ----------------  ----------------  ---------------  ---------------

  Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $         (0.26)  $         (1.34)  $        (0.37)  $        (1.69)
                                                           ================  ================  ===============  ===============

Shares used to compute basic per common share . . . . . .           25,178            24,762           25,174           24,881
                                                           ================  ================  ===============  ===============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)
                                                     (Unaudited)


                                                                                        SIX MONTHS ENDED MARCH 31,
                                                                                     --------------------------------
                                                                                           2002             2001
                                                                                     ----------------  --------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (9,389)  $     (42,117)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations . . . . . . . . . . . . . . . . . . . . . . .            1,829          22,712
    Loss on disposition of discontinued operations. . . . . . . . . . . . . . . . .            2,990           2,728
    Extraordinary item - gain on settlements of outstanding obligations . . . . . .                -          (1,326)
    Provision for impaired assets . . . . . . . . . . . . . . . . . . . . . . . . .              352               -
    Provision for restructuring costs . . . . . . . . . . . . . . . . . . . . . . .              502           3,900
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              126             204
    Amortization of deferred stock compensation expense (benefit) . . . . . . . . .              800          (1,570)
    Amortization of deferred debt issuance costs. . . . . . . . . . . . . . . . . .                -              13
    (Gain) loss on disposition of property and equipment. . . . . . . . . . . . . .               48              (9)
    Equity in net losses of investee companies. . . . . . . . . . . . . . . . . . .                -             394
    Loss on disposition of equity investments, net. . . . . . . . . . . . . . . . .              701          13,761
    Gain on disposition of other short-term investments . . . . . . . . . . . . . .               (6)             (2)
    Changes in operating assets and liabilities (net of effect of acquisitions and discontinued operations):
      Decrease in accounts receivable, net. . . . . . . . . . . . . . . . . . . . .              723             813
      Decrease in other current assets. . . . . . . . . . . . . . . . . . . . . . .              629             328
      Decrease in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .               18              40
      Decrease in accounts payable and accrued expenses . . . . . . . . . . . . . .           (1,528)         (8,467)
                                                                                     ----------------  --------------

Net cash used in operating activities of continuing operations. . . . . . . . . . .           (2,205)         (8,598)
Net cash used in operating activities of discontinued operations. . . . . . . . . .           (3,533)        (54,955)
                                                                                     ----------------  --------------

Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . . . .           (5,738)        (63,553)
                                                                                     ----------------  --------------

Cash flows from investing activities:
  Proceeds from maturities and sales of short-term investments, net . . . . . . . .           20,595          43,450
  Proceeds from sale of property and equipment. . . . . . . . . . . . . . . . . . .                5               5
  Payments for purchase of equity investments . . . . . . . . . . . . . . . . . . .                -            (766)
  Payment for purchase of property and equipment. . . . . . . . . . . . . . . . . .                -            (676)
                                                                                     ----------------  --------------

Net cash provided by investing activities of continuing operations. . . . . . . . .           20,600          42,013
Net cash provided by (used in) investing activities of discontinued operations. . .               (2)          4,876
                                                                                     ----------------  --------------

Net cash provided by investing activities . . . . . . . . . . . . . . . . . . . . .           20,598          46,889
                                                                                     ----------------  --------------

Cash flows from financing activities:
  Proceeds from purchase by employee stock purchase plan. . . . . . . . . . . . . .                -              77
  Payment for purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . .                -          (6,858)
  Payment of long-term debt and liability related to anniversary issuance of
    common stock to former Intelligent Communications, Inc. stockholders. . . . . .                -          (2,490)
  Principal payments of long-term debt. . . . . . . . . . . . . . . . . . . . . . .                -            (660)
                                                                                     ----------------  --------------

Net cash used in financing activities of continuing operations. . . . . . . . . . .                -          (9,931)
Net cash used in financing activities of discontinued operations. . . . . . . . . .              (60)         (4,372)
                                                                                     ----------------  --------------

Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . .              (60)        (14,303)
Foreign exchange effect on cash and cash equivalents. . . . . . . . . . . . . . . .                -             (10)
                                                                                     ----------------  --------------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . .           14,800         (30,977)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . . . .           14,960          44,731
                                                                                     ----------------  --------------

Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . . .  $        29,760   $      13,754
                                                                                     ================  ==============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments, except as otherwise noted) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statements of financial position as of March 31, 2002, and September 30, 2001, and results of operations and cash flows for the interim periods ended March 31, 2002 and 2001.

     SoftNet Systems, Inc.'s annual report on Form 10-K for the fiscal year ended September 30, 2001, as amended and filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2001 was derived from SoftNet Systems, Inc. and subsidiaries (the "Company") audited consolidated financial statements.

     The results of operations for the three months and six months ended March 31, 2002 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three months and six months ended March 31, 2001, and the condensed consolidated statements of cash flows for the six months ended March 31, 2001, have been reclassified for the effects of the discontinued operations of Intelligent Communications, Inc. Additionally, certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

2.   DISCONTINUED  OPERATIONS

     Discontinued  Operations of Intelligent Communications, Inc. ("Intellicom")

     On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Subsequently on April 22, 2002, Intellicom entered into an agreement to sell certain assets to Native Intellicom, Inc., a wholly-owned subsidiary of the Pinoleville Band of Pomo Indians, for cash; subject to the termination of Intellicom's lease for its facility in Livermore, California. The operating results of Intellicom have been segregated from continuing operations and are reported as a loss from discontinued operations on the condensed consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. The actual results could differ materially from these estimates. For the three months and six months ended March 31, 2002, the Company recorded an estimated loss on disposition of Intellicom of $3,300,000. The assets and liabilities of such operations are reflected in net liabilities associated with discontinued operations of the accompanying condensed consolidated balance sheets as of March 31, 2002, and September 30, 2001.

     Operating  results  of  Intellicom  are  as  follows  (in  thousands):

                                    THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                 ----------------------------------  --------------------------------
                                       2002              2001             2002             2001
                                 ----------------  ----------------  ---------------  ---------------
     Revenues . . . . . . . . .  $           612   $         1,005   $        1,463   $        2,400
                                 ================  ================  ===============  ===============

     Loss before income taxes .  $          (901)  $       (18,277)  $       (1,829)  $      (22,712)
     Provision for income taxes                -                 -                -                -
                                 ----------------  ----------------  ---------------  ---------------

     Net loss . . . . . . . . .  $          (901)  $       (18,277)  $       (1,829)  $      (22,712)
                                 ================  ================  ===============  ===============

     Net assets (liabilities) associated with discontinued operations of Intellicom at March 31, 2002, and September 30, 2001, are as follows (in thousands):

                                                             MARCH 31,   SEPTEMBER 30,
                                                               2002           2001
                                                            -----------  --------------
     Current assets:
       Accounts receivable, net. . . . . . . . . . . . . .  $      227   $           91
       Inventory, net. . . . . . . . . . . . . . . . . . .         148              537
       Other current assets. . . . . . . . . . . . . . . .           3               66
                                                            -----------  --------------

     Total current assets. . . . . . . . . . . . . . . . .         378              694

     Property, plant and equipment, net. . . . . . . . . .          50            1,644
     Restricted cash . . . . . . . . . . . . . . . . . . .         639              639
     Accounts receivable, non current portion. . . . . . .          12                -
     Other assets. . . . . . . . . . . . . . . . . . . . .          39               49
                                                            -----------  --------------

     Total assets. . . . . . . . . . . . . . . . . . . . .  $    1,118   $        3,026
                                                            ===========  ==============

     Current liabilities:
       Accounts payable. . . . . . . . . . . . . . . . . .  $      250   $          423
       Estimated closure costs . . . . . . . . . . . . . .       1,833                -
       Restructuring accrual . . . . . . . . . . . . . . .         206              512
       Other accrued expenses. . . . . . . . . . . . . . .         299              689
                                                            -----------  --------------

     Total liabilities . . . . . . . . . . . . . . . . . .  $    2,588   $        1,624
                                                            ===========  ==============

     Net assets (liabilities) associated with discontinued
       operations. . . . . . . . . . . . . . . . . . . . .  $   (1,470)  $        1,402
                                                            ===========  ==============



     In an effort to bring Intellicom to profitability, the Company initiated an overall cost cutting program and organizational restructuring during May 2001. As a result of the organizational restructuring, the Company established a $1,290,000 retructuring reserve, which consisted of severance costs for affected employees and shut down costs for certain offices, and is reflected in net liabilities associated with discontinued operations of the condensed consolidated balance sheet as of March 31, 2002, and September 30, 2001. Through March 31, 2002, $1,084,000 of severance payments, and write offs of leasehold improvements and office furniture related to the various offices have been applied to this reserve. The remaining $206,000 will be utilized for severance of identified employees.

     Discontinued  Operations  of  Aerzone  Corporation  ("Aerzone")

     On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The loss from disposition of discontinued operations includes management's estimates of the remaining costs to wind down the business and costs to settle its outstanding liabilities. As of March 31, 2002, Aerzone had substantially wound down its activities. The assets and liabilities of such operations are reflected in net liabilities associated with discontinued operations of the accompanying condensed consolidated balance sheets as of March 31, 2002, and September 30, 2001.

     Net liabilities associated with discontinued operations of Aerzone as of March 31, 2002, and September 30, 2001, are as follows (in thousands):

                                                              MARCH 31,   SEPTEMBER 30,
                                                                 2002          2001
                                                              ----------  --------------
     Current assets:
       Other current assets. . . . . . . . . . . . . . . . .  $        -  $           22
                                                              ----------  --------------

     Total current assets. . . . . . . . . . . . . . . . . .           -              22

     Other assets. . . . . . . . . . . . . . . . . . . . . .           5               2
                                                              ----------  --------------

     Total assets. . . . . . . . . . . . . . . . . . . . . .  $        5  $           24
                                                              ==========  ==============

     Current liabilities:
       Estimated closure costs . . . . . . . . . . . . . . .  $    1,362  $        2,039
       Accrued expenses. . . . . . . . . . . . . . . . . . .          53              54
       Laptop Lane Limited acquisition reserve . . . . . . .          27              27
                                                              ----------  --------------

     Total liabilities . . . . . . . . . . . . . . . . . . .  $    1,442  $        2,120
                                                              ==========  ==============

     Net liabilities associated with discontinued operations  $    1,437  $        2,096
                                                              ==========  ==============


     Discontinued  Operations  of  ISP  Channel,  Inc.  ("ISP  Channel")

     On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because of (1) consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. The loss from discontinued operations includes management's estimates of the remaining costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. As of March 31, 2002, ISP Channel had substantially wound down its activities. For the three months and six months ended March 31, 2002, the Company reduced the estimated loss on disposition reserve of ISP Channel by $900,000, primarily as a result of the Company experiencing better than previously estimated contract settlements. The assets and liabilities of such operations are reflected in net liabilities associated with discontinued operations of the accompanying condensed consolidated balance sheets as of March 31, 2002, and September 30, 2001.

     Net liabilities associated with discontinued operations of ISP Channel as of March 31, 2002, and September 30, 2001, are as follows (in thousands):]

                                                              MARCH 31,   SEPTEMBER 30,
                                                                 2002          2001
                                                              ----------  --------------
     Current assets:
       Short-term investments, available-for-sale. . . . . .  $        -  $           20
       Other current assets. . . . . . . . . . . . . . . . .           1               2
                                                              ----------  --------------

     Total assets. . . . . . . . . . . . . . . . . . . . . .  $        1  $           22
                                                              ==========  ==============

     Current liabilities:
       Accrued expenses. . . . . . . . . . . . . . . . . . .  $      320  $          422
       Estimated closure costs . . . . . . . . . . . . . . .         188           1,663
                                                              ----------  --------------

     Total liabilities . . . . . . . . . . . . . . . . . . .  $      508  $        2,085
                                                              ==========  ==============

     Net liabilities associated with discontinued operations  $      507  $        2,063
                                                              ==========  ==============

     Discontinued  Operations  of  Micrographic  Technology  Corporation ("MTC")

     As a result of a preliminary arbitration decision related to a dispute with Applications Informatiques Multimedia and a dispute related to the sale of MTC to Global Information Distribution GmbH ("GID"), the Company recorded a $590,000 estimated loss on disposition reserve of MTC for the six months ended March 31, 2002. MTC was previously owned by the Company, and was sold to GID on September 30, 1999. The estimated loss on disposition reserve of MTC is reflected in net liabilities associated with discontinued operations of the condensed consolidated balance sheet as of March 31, 2002, and the corresponding charge is reflected in loss on disposition of discontinued operations of the condensed consolidated statement of operations for the six months ended March 31, 2002.

     Net liabilities associated with discontinued operations of MTC as of March 31, 2002, and September 30, 2001, are as follows (in thousands):

                                                                  MARCH 31,  SEPTEMBER 30,
                                                                    2002        2001
                                                                  ---------  -------------
     Current  liabilities:
       Estimated  closure  costs . . . . . . . . . . . . . . . .  $     519  $           -
                                                                  ---------  -------------

     Net  liabilities  associated  with  discontinued operations  $     519  $           -
                                                                  =========  =============

3.   RESTRUCTURING  CHARGE

     On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. As a result of this plan, the Company established a $3,900,000 restructuring reserve, which consisted primarily of severance costs for affected employees. Subsequently, for the three months and six months ended March 31, 2002, the Company increased the restructuring reserve by $502,000 for additional estimated lease termination costs associated with Company headquarters. The restructuring reserve is reflected in restructuring accrual on the condensed consolidated balance sheet as of March 31, 2002, and September 30, 2001. Through March 31, 2002, $2,882,000 of severance payments has been applied to this reserve. The remaining of $1,520,000 will be utilized primarily for lease termination costs associated with Company headquarters.

4.   CASH,  CASH  EQUIVALENTS  AND  SHORT-TERM INVESTMENTS, AVAILABLE-FOR-SALE

     Cash equivalents consist of securities with maturities of three months or less at date of purchase. Short-term investments, available-for-sale are carried at fair value based on quoted market prices. Net unrealized holding losses amounted to $6,000, which is based on market value as of March 31, 2002, and is reflected in accumulated other comprehensive loss on the condensed consolidated balance sheet as of March 31, 2002.

     Short-term investments, available-for-sale as of March 31, 2002, consist of $40,100,000 of debt securities that mature between one to five years, and $33,000 of common stock. Cash, cash equivalents and short-term investments, available-for-sale consist of the following as of March 31, 2002 (in thousands):

                                                           UNREALIZED    UNREALIZED
                                                   COST       GAIN          LOSS      MARKET
                                                  -------  -----------  ------------  -------

     Cash and cash equivalents:
       Cash. . . . . . . . . . . . . . . . . . .  $ 3,751  $         -  $         -   $ 3,751
       Money market funds. . . . . . . . . . . .   26,009            -            -    26,009
                                                  -------  -----------  ------------  -------

                                                  $29,760  $         -  $         -   $29,760
                                                  =======  ===========  ============  =======

     Short-term investments, available-for-sale:
       Market auction securities . . . . . . . .  $40,100  $         -  $         -   $40,100
       Common stock. . . . . . . . . . . . . . .       39            -           (6)       33
                                                  -------  -----------  ------------  -------

                                                  $40,139  $         -  $        (6)  $40,133
                                                  =======  ===========  ============  =======

5.   EQUITY  INVESTMENTS

     The Company recognized a loss of $230,000 related to the 1,000,000 SkyNet Global Limited common stock shares and $471,000 related to the 400,000 SkyNet Global Limited preference stock shares for the three months and six months ended March 31, 2002. The loss is reflected in loss on disposition of equity investments in the accompanying condensed consolidated statements of operations for the three months and six months ended March 31, 2002.

6.   COMMITMENTS  AND  CONTINGENCIES

     Legal Proceedings

     On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought an action in San Francisco Superior Court against the Company, alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. ("Freewire") and claiming damages of approximately $3.5 million, which may increase over time. On December 31, 2001, the San Francisco Superior Court issued an order to deny Lucent's application for writ of attachment, finding that Lucent had not shown a substantial probability that it will prevail on its claim. The Company continues to believe that Lucent's claims are without merit and will contest these claims vigorously.

     On November 9, 2001, Nokia, Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone, alleging breach of contract arising out of the Aerzone's proposed operations in certain airports. Nokia seeks approximately $2.1 million in damages. The Company believes that Nokia's claims are without merit and intends to contest these claims vigorously.

     On October 30, 2001, GID commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of MTC to GID on September 30, 1999. GID claims approximately $2.1 million in damages. The Company believes GID's claims are without merit and intends to contest these claims vigorously.

     The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its continuing and discontinued businesses. The Company believes the results of the above noted legal proceedings, other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

7.   COMPREHENSIVE  LOSS

     The components of comprehensive loss for the three months and six months ended March 31, 2002 and 2001, are as follows (in thousands):

                                              THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                           ----------------------------------  --------------------------------
                                                 2002              2001             2002             2001
                                           ----------------  ----------------  ---------------  ---------------
     Net loss . . . . . . . . . . . . . .  $        (6,609)  $       (33,063)  $       (9,389)  $      (42,117)
     Unrealized gain (loss) on securities              531            (1,322)             458           (3,317)
     Foreign currency translation
       adjustments. . . . . . . . . . . .                -               (38)              16              (10)
                                           ----------------  ----------------  ---------------  ---------------

     Comprehensive loss . . . . . . . . .  $        (6,078)  $       (34,423)  $       (8,915)  $      (45,444)
                                           ================  ================  ===============  ===============

8.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The supplemental cash flow information for the six months ended March 31, 2002 and 2001, is as follows (in thousands):

                                                                                        SIX MONTHS ENDED MARCH 31,
                                                                                     --------------------------------
                                                                                          2002             2001
                                                                                     ---------------  ---------------
     Cash paid:
       Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           72             $355
       Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -

     Non-cash investing and financing activities:
       Common stock issued for-
         Payment of promissory note and related interest, and business acquisition
           liability to former Intelligent Communications, Inc. stockholders. . . .               -              199
         Payment of affiliate contract termination fees with Mediacom LLC . . . . .               -            1,500
       Decrease in additional-paid-in capital associated with termination of common
         stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (11)         (12,740)
       Unrealized gain (loss) on short-term investments . . . . . . . . . . . . . .             458           (3,317)

9.   SEGMENT  INFORMATION

     As a result of the April 3, 2002, unanimous consent by the Company's Board of Directors to cease the operations of Intellicom, the Company discontinued its last business segment. Accordingly, no segment information is disclosed in the accompanying notes to these condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual consolidated results of SoftNet Systems, Inc. and Subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Operating Results" as set forth in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this quarterly report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates", "likelihood", "unlikelihood", "assessment", and "foreseeable" and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause the Company's actual results for the year ending September 30, 2002, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by the Company, or on its behalf. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission and our Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

As a result of the Company's Board of Directors decisions, the Company wound down the ISP Channel and Aerzone businesses, and reduced its corporate headquarters staff. As of March 31, 2002, the ISP Channel and Aerzone businesses, including Laptop Lane Limited, were substantially wound down. Additionally, the Company has retained Bear, Stearns & Co., Inc. to assist in exploring the Company's strategic options. As previously announced, the Company has expanded the scope of its exploration of strategic options to include transactions that would focus on the Company's cash resources and status as a publicly traded company on the NASDAQ National Market in addition to potential partners expecting to use the Company's net operating losses in the near term. The Company has received numerous inquiries in response to its press release announcing the expansion of its scope in exploration of strategic partners. The Company expects to make a decision on its future direction shortly, and will then establish a date for any stockholder vote required on that decision promptly thereafter.

On March 29, 2002, the Company and its wholly-owned subsidiary, Intelligent Communications, Inc. ("Intellicom"), entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Subsequently on April 22, 2002, Intellicom entered into an agreement to sell certain assets to Native Intellicom, Inc., a wholly-owned subsidiary of the Pinoleville Band of Pomo Indians, for cash; subject to the termination of Intellicom's lease for its facility in Livermore, California.

The Company reports operating expenses in several categories: (i) selling and marketing; (ii) engineering; and (iii) general and administrative costs. Also included in operating expenses are depreciation and non-cash compensation expense related to stock options. Non-cash compensation expense related to stock options relates primarily to the amortization of deferred stock compensation resulting from below market value stock options granted between October 1998 and March 1999.

The results of operations for the three months and six months ended March 31, 2001, have been reclassified for the effects of discontinued operations of Intellicom.

CRITICAL  ACCOUNTING  POLICIES

The preparation of consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies are significantly affected by judgments, assumptions and estimates used in preparation of its condensed consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the consolidated financial statements in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

Discontinued  Operations

The Company accounts for discontinued operations in accordance to Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB 30, the Company accrued estimates of expected liabilities related to discontinued operations through its eventual discharge. The estimated remaining liabilities related to discontinued operations include contract terminations, litigation and loss from operations subsequent to March 31, 2002. The Company reviews the estimated closure costs liability on a quarterly basis to determine changes in the costs of the discontinued operations activities.

Restructuring  Expense

The Company recorded restructuring expenses related to an approved plan to reduce corporate headquarters staff and to relocate its corporate offices in conjunction with discontinuing the Aerzone, ISP Channel and Intellicom businesses. These restructuring expenses are based on estimates of the expected costs associated with employee severance, lease terminations, and facility relocation. The Company reviews the estimated restructuring costs accrual on a quarterly basis to determine changes in the costs of the restructuring activities.

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

Short-term  Investments

The Company accounts for its short-term investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities.
Short-term investments generally consist of highly liquid securities with original maturities in excess of three months. The Company has classified its short-term investments as available-for-sale securities. These short-term investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Realized gains and losses on short-term investments are computed using the specific identification method and are reported in miscellaneous income (expense), net in the accompanying condensed consolidated statements of operations. Declines in value judged to be other-than-temporary is determined based on the specific identification method and are reported in loss in disposition of equity investments in the accompanying condensed consolidated statements of operations.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Selling  and  Marketing.  The Company incurred no selling and marketing expenses
-----------------------
for the three months ended March 31, 2002, compared to $90,000 for the three months ended March 31, 2001, as a result of eliminating the public relations department associated with the December 28, 2000, corporate restructuring plan.

Engineering.  The  Company incurred no engineering expenses for the three months
-----------
ended March 31, 2002, compared to $150,000 for the three months ended March 31, 2001, as a result of eliminating the corporate technology department associated with the December 28, 2000, corporate restructuring plan.

General  and  Administrative.  Consolidated  general and administrative expenses
----------------------------
decreased $509,000, or 24%, to $1,655,000 for the three months ended March 31, 2002, compared to $2,164,000 for the three months ended March 31, 2001, primarily due to reduced expenses resulting from staff reductions associated with the December 28, 2000, corporate restructuring plan.

Depreciation.  Consolidated  depreciation  expense decreased $44,000, or 42%, to
------------
$61,000 for the three months ended March 31, 2002, compared to $105,000 for the three months ended March 31, 2001, primarily due to reduced depreciation expense resulting from sales of property and write off of disposed property.

Non-Cash  Compensation  Expense/Benefit  Related  to Stock Options.  The Company
------------------------------------------------------------------
recognized a non-cash compensation expense related to stock options of $395,000 for the three months ended March 31, 2002, compared to non-cash compensation benefit related to stock options of $1,237,000 for the three months ended March 31, 2001. For the three months ended March 31, 2002 and 2001, non-cash compensation expense/benefit related to stock options issued to employees.

Non-cash compensation benefits are recognized following the reversal of previously recognized expenses related to terminated unvested stock options with a cliff vesting feature. Non-cash compensation expense related to stock options should continue to decrease, as the Company continues to reduce its staff due to its discontinued operations and corporate restructuring.

Provision  for Impaired Assets.  The Company recognized a charge of $352,000 for
-------------------------------
the three months ended March 31, 2002, as a result of writing off its current accounting software. The Company will be migrating from its current accounting software to an off-the-shelf accounting software.

Restructuring  Expense.  The  Company  increased  the  restructuring  reserve by
-----------------------
$502,000 for the three months ended March 31, 2002, as a result of additional estimated lease termination costs associated with Company headquarters. At March 31, 2002, restructuring accrual of $1,520,000 remained outstanding.

Interest  Income.  Consolidated interest income decreased $1,256,000, or 75%, to
----------------
$416,000 for the three months ended March 31, 2002, compared to $1,672,000 for the three months ended March 31, 2001, as a result of lower interest rates, and decrease in cash, cash equivalents, and short-term investments, available-for-sale.

Interest  Expense.  Consolidated  interest expense decreased $21,000, or 54%, to
-----------------
$18,000 for the three months ended March 31, 2002, compared to $39,000 for the three months ended March 31, 2001. This decrease is primarily due to the reduction of interest expense resulting from the payment of the 8.5% promissory note to the former Intellicom stockholders.

Loss  on  Disposition  of  Equity Investments.  The Company recognized a loss on
----------------------------------------------
disposition of equity investments of $701,000 for the three months ended March 31, 2002, consisting of $230,000 related to the 1,000,000 SkyNet Global Limited common stock shares and $471,000 related to the 400,000 SkyNet Global Limited preference stock shares. For the three months ended March 31, 2001, the Company recognized a charge of $13,761,000, consisting of a $768,000 write down of a note receivable and related interest, and $12,993,000 of write-downs and realized losses related to various short-term and long-term equity investments.

Equity  in  Net  Losses of Investee Companies.  The Company recognized equity in
----------------------------------------------
net losses of investee companies of $20,000 for the three months ended March 31, 2001. The Company did not incur any equity in net losses of investee companies for the three months ended March 31, 2002, as a result of the sale and write offs of investee companies accounted for under the equity method for the year ended September 30, 2001.

Miscellaneous Income/Expense, Net.  Consolidated miscellaneous expense increased
---------------------------------
$76,000 to $40,000 for the three months ended March 31, 2002, compared to consolidated miscellaneous income of $36,000 for the three months ended March 31, 2001. This increase is primarily due to losses incurred from the disposal of property for the three months ended March 31, 2002.

Income  Taxes.  The  Company  made  no  provision for income taxes for the three
-------------
months ended March 31, 2002 and 2001, as a result of the Company's continuing losses.

Loss Attributed to Discontinued Operations.  The Company recognized a $3,301,000
-------------------------------------------
loss attributed to discontinued operations for the three months ended March 31, 2002, compared to a loss of $21,005,000 for the three months ended March 31, 2001. For the three months ended March 31, 2002, the loss attributed to discontinued operations consisted of a $3,300,000 loss on disposition of Intellicom, a $901,000 loss from operations of Intellicom, and a $900,000 gain on disposition of ISP Channel, resulting from the lower than anticipated costs of closing ISP Channel. For the three months ended March 31, 2001, the loss attributed to discontinued operations consisted of a $18,277,000 loss from operations of Intellicom, a $6,008,000 gain on the disposition of ISP Channel, resulting from lower than anticipated costs of closing ISP Channel, and a $8,736,000 loss on the disposition of Aerzone, resulting primarily from the reduction of the anticipated sales price of Laptop Lane Limited.

Extraordinary  Item-Gain  on Settlement of Obligation.  The Company recognized a
------------------------------------------------------
gain of $1,326,000 for the three months ended March 31, 2001, resulting from the cash payment made in lieu of the Company's obligation to pay off the 8.5% promissory note and interest, and to settle business acquisition liability to former Intellicom stockholders with common stock.

Net  Loss.  The Company had a net loss of $6,609,000, or a net loss per share of
---------
$0.26, for the three months ended March 31, 2002, compared to a net loss of $33,063,000, or a net loss per share of $1.34, for the three months ended March 31, 2001.

RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2002, COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2001

Selling  and  Marketing.  The Company incurred no selling and marketing expenses
-----------------------
for the six months ended March 31, 2002, compared to $187,000 for the six months ended March 31, 2001, as a result of eliminating the public relations department associated with the December 28, 2000, corporate restructuring plan.

Engineering.  The  Company  incurred  no engineering expenses for the six months
-----------
ended March 31, 2002, compared to $458,000 for the six months ended March 31, 2001, as a result of eliminating the corporate technology department associated with the December 28, 2000, corporate restructuring plan.

General  and  Administrative.  Consolidated  general and administrative expenses
----------------------------
decreased $1,709,000, or 36%, to $3,082,000 for the six months ended March 31, 2002, compared to $4,791,000 for the six months ended March 31, 2001, primarily due to reduced expenses resulting from staff reductions associated with the December 28, 2000, corporate restructuring plan.

Depreciation.  Consolidated  depreciation  expense decreased $78,000, or 38%, to
------------
$126,000 for the six months ended March 31, 2002, compared to $204,000 for the six months ended March 31, 2001, primarily due to reduced depreciation expense resulting from sales of property and write off of disposed property.

Non-Cash  Compensation  Expense/Benefit  Related  to Stock Options.  The Company
------------------------------------------------------------------
recognized a non-cash compensation expense related to stock options of $800,000 for the six months ended March 31, 2002, compared to non-cash compensation benefit related to stock options of $1,570,000 for the six months ended March 31, 2001. For the six months ended March 31, 2002 and 2001, non-cash compensation expense/benefit related to stock options issued to employees.

Non-cash compensation benefits are recognized following the reversal of previously recognized expenses related to terminated unvested stock options with a cliff vesting feature. Non-cash compensation expense related to stock options should continue to decrease, as the Company continues to reduce its staff due to its discontinued operations and corporate restructuring.

Provision  for Impaired Assets.  The Company recognized a charge of $352,000 for
-------------------------------
the six months ended March 31, 2002, as a result of writing off its current accounting software. The Company will be migrating from its current accounting software to an off-the-shelf accounting software.

Restructuring  Expense.  The  Company  recognized a restructuring charge for the
-----------------------
six months ended March 31, 2001, related to a plan to downsize its corporate headquarters staff. The charge in the amount of $3,900,000 was recognized as restructuring expense and consisted primarily of termination payments for affected employees. The Company increased the restructuring reserve by $502,000 for the six months ended March 31, 2002, as a result of additional estimated lease termination costs associated with Company headquarters. At March 31, 2002, a restructuring accrual of $1,520,000 remained outstanding.

Interest  Income.  Consolidated interest income decreased $3,278,000, or 76%, to
----------------
$1,032,000 for the six months ended March 31, 2002, compared to $4,310,000 for the six months ended March 31, 2001, as a result of lower interest rates, and decrease in cash, cash equivalents, and short-term investments, available-for-sale.

Interest  Expense.  Consolidated  interest expense decreased $49,000, or 57%, to
-----------------
$36,000 for the six months ended March 31, 2002, compared to $85,000 for the six months ended March 31, 2001. This decrease is primarily due to the reduction of interest expense resulting from the payment of the 8.5% promissory note to the former Intellicom stockholders.

Loss  on  Disposition  of  Equity Investments.  The Company recognized a loss on
----------------------------------------------
disposition of equity investments of $701,000 for the six months ended March 31, 2002, consisting of $230,000 related to the 1,000,000 SkyNet Global Limited common stock shares and $471,000 related to the 400,000 SkyNet Global Limited preference stock shares. For the six months ended March 31, 2001, the Company recognized a charge of $13,761,000, consisting of a $768,000 write down of a note receivable and related interest, and $12,993,000 of write-downs and realized losses related to various short-term and long-term equity investments.

Equity  in  Net  Losses of Investee Companies.  The Company recognized equity in
----------------------------------------------
net losses of investee companies of $394,000 for the six months ended March 31, 2001. The Company did not incur any equity in net losses of investee companies for the six months ended March 31, 2002, as a result of the sale and write offs of investee companies accounted for under the equity method for the year ended September 30, 2001.

Miscellaneous  Expense,  Net.  Consolidated  miscellaneous  expense  decreased
----------------------------
$100,000 to $3,000 for the six months ended March 31, 2002, compared to consolidated miscellaneous expense of $103,000 for the six months ended March 31, 2001. This decrease is primarily due to the write off of costs associated with a failed business acquisition for the six months ended March 31, 2001, offset by losses incurred from the disposal of property for the six months ended March 31, 2002.

Income Taxes.  The Company made no provision for income taxes for the six months
------------
ended  March  31, 2002 and 2001, as a result of the Company's continuing losses.

Loss Attributed to Discontinued Operations.  The Company recognized a $4,819,000
-------------------------------------------
loss attributed to discontinued operations for the six months ended March 31, 2002, compared to a loss of $25,440,000 for the six months ended March 31, 2001. For the six months ended March 31, 2002, the loss attributed to discontinued operations consisted of a $3,300,000 loss on disposition of Intellicom, a $1,829,000 loss from operations of Intellicom, a $590,000 loss on disposition of Micrographic Technology Corporation ("MTC"), as a result of a preliminary arbitration decision related to a dispute with Applications Informatiques Multimedia and a dispute related to the sale of MTC to Global Information Distribution GmbH ("GID"), and a $900,000 gain on disposition of ISP Channel, resulting from the lower than anticipated costs of closing ISP Channel. For the six months ended March 31, 2001, the loss attributed to discontinued operations consisted of a $22,712,000 loss from operations of Intellicom, a $6,008,000 gain on the disposition of ISP Channel, resulting from lower than anticipated costs of closing ISP Channel, and a $8,736,000 loss on the disposition of Aerzone, resulting primarily from the reduction of the anticipated sales price of Laptop Lane Limited.

Extraordinary  Item-Gain  on Settlement of Obligation.  The Company recognized a
------------------------------------------------------
gain of $1,326,000 for the six months ended March 31, 2001, resulting from the cash payment made in lieu of the Company's obligation to pay off the 8.5% promissory note and interest, and to settle business acquisition liability to former Intellicom stockholders with common stock.

Net  Loss.  The Company had a net loss of $9,389,000, or a net loss per share of
---------
$0.37, for the six months ended March 31, 2002, compared to a net loss of $42,117,000, or a net loss per share of $1.69, for the six months ended March 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since September 1998, the Company has funded the significant negative cash flows from its subsidiary operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. As of March 31, 2002, the Company had $69,893,000 in cash, cash equivalents, and short-term investments compared with $75,454,000 as of September 30, 2001.

Net cash used in operating activities of continuing operations for the six months ended March 31, 2002, was $2,205,000. This results from a net loss of $4,570,000 from continuing operations and a net decrease in operating liabilities of $1,528,000, offset by several non-cash items including loss on write down of impaired assets of $352,000, loss on disposition of equity investments of $701,000, provision for restructuring costs of $502,000, amortization of deferred stock compensation expense of $800,000, depreciation expense of $126,000, and a net decrease in operating assets of $1,370,000. Net cash used in operating activities of discontinued operations was $3,533,000.

Net cash provided by investing activities of continuing operations for the six months ended March 31, 2002, was $20,600,000, and was provided by proceeds from maturities and sales of short-term investments, net of purchases. Net cash used in investing activities of discontinued operations was $2,000.

No cash was provide by or used in financing activities for the six months ended March 31, 2002. Net cash used in financing activities of discontinued operations was $60,000.

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

                                  COMPANY RISKS

THE COMPANY IS EXPLORING STRATEGIC OPTIONS AND THE DIRECTION OF THE COMPANY IS UNCLEAR

The Company has retained Bear, Stearns & Company to assist in exploring the Company's strategic options. As previously announced, the Company has expanded the scope of its exploration of strategic options to include transactions, which would focus on the Company's cash resources and status as a publicly traded company on the NASDAQ National Market in addition to potential partners expecting to use the Company's net operating losses in the near term. The Company has received numerous inquiries in response to its press release announcing the expansion of its scope in exploration of strategic partners. No assurance can be given as to the results of this exploration or as to the future direction of the Company.

THE  COMPANY  HAS  A HISTORY OF LOSSES AND EXPECTS TO INCUR LOSSES IN THE FUTURE

The Company has sustained substantial losses over the last five fiscal years and expects to continue to report net losses for the foreseeable future. For the six months ended March 31, 2002, the Company had a net loss of $9,389,000. As of March 31, 2002, the Company had an accumulated deficit of $399,636,000. The Company expects to incur additional losses and experience negative cash flows related to process of winding down the Intellicom, ISP Channel and Aerzone businesses. These efforts may be more expensive than the Company currently anticipates.

THE  COMPANY  MAY  NOT  GENERATE  SUFFICIENT  CASH FLOWS TO SUPPORT ITS EXPENSES

The Company's current expense levels are based on the resources necessary to complete the process of winding down the Intellicom, ISP Channel and Aerzone Businesses. Depending upon the costs to complete the process of winding down Intellicom, ISP Channel and Aerzone, the Company is unlikely to be able to generate sufficient interest income to cover expenses.

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

The Company may acquire other businesses. The Company cannot predict if or when any prospective acquisitions will occur or the likelihood that they will be completed on favorable terms. Acquiring a business involves many risks, including:

     -    Diversion  of  resources  and  management  time;
     - Dilution to existing stockholders if the Company uses equity securities to finance acquisitions;

     -    Incurrence  of  unforeseen  obligations  or  liabilities;
     - Inability of management to maintain uniform standards, controls, procedures and policies;
     -    Difficulty  assimilating  the  acquired  operations  and  personnel;
     - Risks of entering markets in which the Company has little or no direct prior experience; and
     - Impairment of relationships with employees as a result of changes in management.

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

THE  COMPANY'S  EQUITY  INVESTMENTS IN OTHER COMPANIES MAY NOT YIELD ANY RETURNS

The Company has made equity investments in Internet-related companies. In most instances, these investments are in the form of unregistered securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. The Company's investments in these companies may not yield any return. Furthermore, if these companies are not successful, the Company could incur and have incurred charges related to the write-down or write-off of these investments. For example, the Company wrote down equity investments by $701,000 for the three months and six months ended March 31,2002. The Company also records and continues to record a share of the net losses in these companies, up to the Company's cost basis. The Company may make additional investments in the future. Losses or charges resulting from these investments could harm the Company's operating results.

THE  COMPANY'S  STOCK  PRICE  IS  VOLATILE

The volatility of the Company's stock price may make it difficult for holders of the common stock to transfer their shares at the prices they want. The market price for the Company's common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

     -    Announcements  of  developments  related  to  the  Company's business;
     -    Fluctuations  in  the  Company's  results  of  operations;
     - Sales of substantial amounts of the Company's securities in the marketplace;
     - General conditions in the Company's industries or the worldwide economy;
     -    An  outbreak  of  war  or  hostilities;
     -    A shortfall in earnings compared to securities analysts' expectations;
     -    Changes  in  analysts'  recommendations  or  projections;  and
     -    Changes  in  the Company's relationships with the Company's suppliers.

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

PROSPECTIVE ANTI-TAKEOVER PROVISIONS COULD NEGATIVELY IMPACT THE COMPANY'S STOCKHOLDERS

The Company is a Delaware corporation. Delaware General Corporation Law contains certain provisions that may discourage, delay or make a change in control of the Company more difficult or prevent the removal of incumbent directors. In addition, the Company's certificate of incorporation and bylaws contain certain provisions that have the same effect. These provisions may have a negative impact on the price of the Company's common stock and may discourage third-party bidders from making a bid for the Company or may reduce any premiums paid to stockholders for their common stock.

                                INTELLICOM RISKS

THE COMPANY MAY FACE UNEXPECTED LIABILITIES IN WINDING DOWN THE BUSINESS OF INTELLICOM

The Company has determined that it is in the best interests of the Company and its shareholders to wind down the business of Intellicom. While the Company expects the process of winding down Intellicom to be substantially complete by June 30, 2002, there can be no assurances that it will be able to do so. The Company expects to incur significant costs related to terminating contracts, reducing the workforce and recovering and disposing of deployed assets. In addition, the Company may face litigation with respect to the wind down of its activities.

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

The Company had short-term investments of $40,133,000 at March 31, 2002. Except for investments in common and preferred stock, these short-term investments consist of highly liquid investments with original maturities at the date of purchase of between thirteen and twenty-five months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at March 31, 2002, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company is not required to sell these investments before maturity, it has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce its interest income.

The Company had outstanding convertible debt of approximately $1,444,000 at March 31, 2002. This instrument has a fixed interest rate of 5.0%. Because the interest rate of this instrument is fixed, a hypothetical 10% increase in interest rates will not have a material effect on the Company. Interest rate increases, however, will increase interest expense associated with future borrowings by the Company, if any. The Company does not hedge against interest rate fluctuations.

CURRENCY  EXCHANGE  RISK

The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought an action in San Francisco Superior Court against SoftNet Systems, Inc. and subsidiaries (the "Company"), alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. ("Freewire") and claiming damages of approximately $3.5 million, which may increase over time. On December 31, 2001, the San Francisco Superior Court issued an order to deny Lucent's application for writ of attachment, finding that Lucent had not shown a substantial probability that it will prevail on its claim. The Company continues to believe that Lucent's claims are without merit and will contest these claims vigorously.

On November 9, 2001, Nokia Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone Corporation ("Aerzone"), alleging breach of contract arising out of the Aerzone's proposed operations in certain airports. Nokia seeks approximately $2.1 million in damages. The Company believes that Nokia's claims are without merit and intends to contest these claims vigorously.

On October 30, 2001, Global Information Distribution GmbH ("GID") commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of Micrographic Technology Corporation ("MTC") to GID on September 30, 1999. GID claims approximately $2.1 million in damages. The Company believes GID's claims are without merit and intends to contest these claims vigorously.

The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its continuing and discontinued businesses. The Company believes the results of the above noted legal proceedings, other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Not  Applicable

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  Applicable

ITEM  5.     OTHER  INFORMATION

Not  Applicable

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)   EXHIBITS

      Not Applicable

(b)   REPORTS  ON  FORM  8-K:

      Not Applicable

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET  SYSTEMS,  INC.



/s/  Edward A. Bennett
-----------------------------------------------
Edward  A.  Bennett
Acting Chairman of the Board of Directors                Date:   April 30, 2002
                                                                 --------------


/s/  George  L.  Hernandez
------------------------------------------------
George L. Hernandez
Acting Chief Operating  Officer; Vice President,
Finance and Administration; and Secretary                Date:   April 30, 2002
                                                                 --------------