Form 10-Q
period 2002-06-30
SOFTNET SYSTEMS INC
filed 2002-08-14
CIK 97196

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                              --------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For  the  quarterly  period  ended  JUNE  30,  2002.
                                         ----------------
                                       OR
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For  the  transition  period from __________________ to __________________.

                       Commission File Number:  001-05270
                                                ---------

                              SOFTNET SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                11-1817252
    ---------------------------                     ---------------
   (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)                Identification No.)

650 TOWNSEND STREET, SUITE 225, SAN FRANCISCO, CALIFORNIA           94103
---------------------------------------------------------           -----
        (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code:  (415) 354-3900
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                            OUTSTANDING AT JULY 31, 2002
               -----                            ----------------------------
     COMMON STOCK, $0.01 PAR VALUE                      25,183,487


================================================================================

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX
                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2002, and
           September 30, 2001 . . . . . . . . . . . . . . . . . . . . . .     2

         Condensed Consolidated Statements of Operations for the three and
           nine months ended June 30, 2002 and 2001 . . . . . . . . . . .     3

         Condensed Consolidated Statements of Cash Flows for the nine
           months ended June 30, 2002 and 2001. . . . . . . . . . . . . .     4

         Notes to Condensed Consolidated Financial Statements . . . . . .     5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . .    12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . .    23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    24

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . .    24

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .    24

Item 4   Submission of Matters to a Vote of Security Holders. . . . . . .    24

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .    24

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    25

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS


                                  SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except share data)
                                               (Unaudited)

                                                                            JUNE 30,       SEPTEMBER 30,
                                                                              2002             2001
                                                                         ---------------  ---------------
                                         ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $       28,186   $       14,960
  Short-term investments, available-for-sale. . . . . . . . . . . . . .          41,117           60,494
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .           2,336            2,018
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .             429            1,266
                                                                         ---------------  ---------------

Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .          72,068           78,738

Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .             800              800
Property and equipment, net of accumulated depreciation of $397
  and $375, respectively. . . . . . . . . . . . . . . . . . . . . . . .             121              691
Accounts receivable, non-current portion. . . . . . . . . . . . . . . .              59            1,566
Long-term equity investments. . . . . . . . . . . . . . . . . . . . . .           1,013            1,484
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,203            1,221
                                                                         ---------------  ---------------

                                                                         $       75,264   $       84,500
                                                                         ===============  ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .  $           69   $          273
  Net liabilities associated with discontinued operations.. . . . . . .           3,698            2,757
  Restructuring accrual . . . . . . . . . . . . . . . . . . . . . . . .           1,449            1,240
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .           1,249            2,340
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .           1,444            1,444
                                                                         ---------------  ---------------

Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .           7,909            8,054
                                                                         ---------------  ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.10 par value, 3,970,000 shares designated,
    no shares issued and outstanding. . . . . . . . . . . . . . . . . .               -                -
  Common stock, $0.01 par value, 100,000,000 shares
    authorized; 27,473,987 and 27,461,775
    shares issued; 25,183,487 and 25,171,275 shares outstanding,
    respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . .             275              275
  Additional-paid-in capital. . . . . . . . . . . . . . . . . . . . . .         477,613          477,680
  Deferred stock compensation . . . . . . . . . . . . . . . . . . . . .            (345)          (1,645)
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . . .             (22)            (480)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .        (401,029)        (390,247)
  Treasury stock, at cost, 2,290,500 and 2,290,500 shares, respectively          (9,137)          (9,137)
                                                                         ---------------  ---------------

Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .          67,355           76,446
                                                                         ---------------  ---------------

                                                                         $       75,264   $       84,500
                                                                         ===============  ===============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands, except per share data)
                                                (Unaudited)

                                                         THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                                        ----------------------------  ----------------------------
                                                            2002           2001           2002           2001
                                                        -------------  -------------  -------------  -------------
Operating expenses:
  Selling and marketing. . . . . . . . . . . . . . . .  $          -   $          9   $          -   $        196
  Engineering. . . . . . . . . . . . . . . . . . . . .             -             71              -            529
  General and administrative, exclusive of non-cash
    compensation expense (benefit) of $400, $483, $1,200
    and $(1,087), respectively . . . . . . . . . . . .         1,265          1,612          4,347          6,403
  Depreciation . . . . . . . . . . . . . . . . . . . .            34             78            160            282
  Non-cash compensation expense (benefit) related to
    stock options. . . . . . . . . . . . . . . . . . .           400            483          1,200         (1,087)
  Provision for impaired assets. . . . . . . . . . . .             -              -            352              -
  Restructuring expense. . . . . . . . . . . . . . . .             -              -            502          3,900
                                                        -------------  -------------  -------------  -------------

Total operating expenses . . . . . . . . . . . . . . .         1,699          2,253          6,561         10,223
                                                        -------------  -------------  -------------  -------------

Loss from continuing operations before other income
  (expense), income taxes, discontinued operations and
  extraordinary item . . . . . . . . . . . . . . . . .        (1,699)        (2,253)        (6,561)       (10,223)

Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . .           391          1,223          1,423          5,533
  Interest expense . . . . . . . . . . . . . . . . . .           (18)            (4)           (54)           (89)
  Loss on disposition of equity investments, net . . .             -         (3,684)          (701)       (17,445)
  Equity in net losses of investee companies . . . . .             -              -              -           (394)
  Miscellaneous income (expense), net. . . . . . . . .             3            (50)             -           (153)
                                                        -------------  -------------  -------------  -------------

Loss from continuing operations before income taxes,
  discontinued operations and extraordinary item . . .        (1,323)        (4,768)        (5,893)       (22,771)

Provision for income taxes . . . . . . . . . . . . . .             -              -              -              -
                                                        -------------  -------------  -------------  -------------

Loss from continuing operations before discontinued
  operations and extraordinary item. . . . . . . . . .        (1,323)        (4,768)        (5,893)       (22,771)

Discontinued operations:
  Loss from operations . . . . . . . . . . . . . . . .             -         (3,913)        (1,829)       (26,625)
  Loss on disposition, net . . . . . . . . . . . . . .           (70)        (4,100)        (3,060)        (6,828)
Extraordinary item:
  Gain on settlements of outstanding obligations . . .             -              -              -          1,326
                                                        -------------  -------------  -------------  -------------

Net loss . . . . . . . . . . . . . . . . . . . . . . .  $     (1,393)  $    (12,781)  $    (10,782)  $    (54,898)
                                                        =============  =============  =============  =============

Basic and diluted loss per common share:
  Loss from continuing operations. . . . . . . . . . .  $      (0.05)  $      (0.19)  $      (0.23)  $      (0.91)
  Discontinued operations. . . . . . . . . . . . . . .             -          (0.32)         (0.19)         (1.34)
  Extraordinary item . . . . . . . . . . . . . . . . .             -              -              -           0.05
                                                        -------------  -------------  -------------  -------------

  Net loss . . . . . . . . . . . . . . . . . . . . . .  $      (0.05)  $      (0.51)  $      (0.42)  $      (2.20)
                                                        =============  =============  =============  =============

Shares used to compute basic
  and diluted loss per common share. . . . . . . . . .        25,183         25,157         25,178         24,974
                                                       =============  =============  =============  =============

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                  (Unaudited)

                                                                                            NINE MONTHS ENDED JUNE 30,
                                                                                           -------------  -------------
                                                                                               2002           2001
                                                                                           -------------  -------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (10,782)  $    (54,898)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . .         1,829         26,625
    Loss on disposition of discontinued operations. . . . . . . . . . . . . . . . . . . .         3,060          6,828
    Extraordinary item - gain on settlements of outstanding obligations . . . . . . . . .             -         (1,326)
    Provision for impaired assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .           352              -
    Provision for restructuring costs . . . . . . . . . . . . . . . . . . . . . . . . . .           502          3,900
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           160            282
    Non-cash compensation expense (benefit) related to stock options. . . . . . . . . . .         1,200         (1,087)
    (Gain) loss on disposition of property and equipment. . . . . . . . . . . . . . . . .            51             30
    Equity in net losses of investee companies. . . . . . . . . . . . . . . . . . . . . .             -            394
    Loss on disposition of equity investments, net. . . . . . . . . . . . . . . . . . . .           701         17,445
    Gain on disposition of other short-term investments . . . . . . . . . . . . . . . . .            (6)            (2)
    Changes in operating assets and liabilities (net of effect of acquisitions and discontinued operations):
      Decrease in accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . .         1,189          1,235
      (Increase) decrease in other current assets . . . . . . . . . . . . . . . . . . . .           837           (640)
      Decrease in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18             43
      Decrease in accounts payable and accrued expenses . . . . . . . . . . . . . . . . .        (1,587)        (9,234)
                                                                                           -------------  -------------

Net cash used in operating activities of continuing operations. . . . . . . . . . . . . .        (2,476)       (10,405)
Net cash used in operating activities of discontinued operations. . . . . . . . . . . . .        (3,838)       (67,536)
                                                                                           -------------  -------------

Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,314)       (77,941)
                                                                                           -------------  -------------

Cash flows from investing activities:
  Proceeds from maturities and sales of short-term investments, net . . . . . . . . . . .        19,595         51,648
  Proceeds from sale of property and equipment. . . . . . . . . . . . . . . . . . . . . .             7              5
  Payments for purchase of equity investments . . . . . . . . . . . . . . . . . . . . . .             -           (766)
  Payment for purchase of property and equipment. . . . . . . . . . . . . . . . . . . . .             -           (675)
                                                                                           -------------  -------------

Net cash provided by investing activities of continuing operations. . . . . . . . . . . .        19,602         50,212
Net cash provided by (used in) investing activities of discontinued operations. . . . . .            (2)         9,419
                                                                                           -------------  -------------

Net cash provided by investing activities . . . . . . . . . . . . . . . . . . . . . . . .        19,600         59,631
                                                                                           -------------  -------------

Cash flows from financing activities:
  Proceeds from purchase by employee stock purchase plan. . . . . . . . . . . . . . . . .             -             77
  Payment for purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . .             -         (6,858)
  Payment of long-term debt and liability related to anniversary issuance of common stock
   to former Intelligent Communications, Inc. stockholders. . . . . . . . . . . . . . . .             -         (2,490)
  Principal payments of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .             -           (660)
                                                                                           -------------  -------------

Net cash used in financing activities of continuing operations. . . . . . . . . . . . . .             -         (9,931)
Net cash used in financing activities of discontinued operations. . . . . . . . . . . . .           (60)        (4,467)
                                                                                           -------------  -------------

Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . . .           (60)       (14,398)
Foreign exchange effect on cash and cash equivalents. . . . . . . . . . . . . . . . . . .             -            (24)
                                                                                           -------------  -------------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . . . . .        13,226        (32,732)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . . . . . . .        14,960         44,731
                                                                                           -------------  -------------

Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . . . . . .  $     28,186   $     11,999
                                                                                           =============  =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SOFTNET SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments, except as otherwise noted) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2002, and condensed consolidated statements of operations and cash flows for the interim periods ended June 30, 2002 and 2001.

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

     The results of operations for the three months and nine months ended June 30, 2002 are based in part on estimates that may be subject to year-end adjustments and are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three months and nine months ended June 30, 2001, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2001, have been reclassified for the effects of the discontinued operations of Intelligent Communications, Inc. Additionally, certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

2.   DISCONTINUED OPERATIONS

     Discontinued  Operations of Intelligent Communications, Inc. ("Intellicom")

     On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Subsequently on April 22, 2002, Intellicom entered into an agreement to sell certain assets to Native Intellicom, Inc., a wholly-owned subsidiary of the Pinoleville Band of Pomo Indians, for cash, subject to the termination of Intellicom's lease for its facility in Livermore, California. The operating results of Intellicom have been segregated from continuing operations and are reported as a loss from discontinued operations on the condensed consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. The actual results could differ materially from these estimates. The Company recorded an estimated loss on disposition of Intellicom of $3,120,000 for the nine months ended June 30, 2002. The Company initially recognized an estimated loss on disposal provision of Intellicom of $3,300,000 for the three months ended March 31, 2002, and subsequently reduced it by $180,000 for the three months ended June, 30, 2002. The assets and liabilities of such operations are reflected in net liabilities associated with discontinued operations of the accompanying condensed consolidated balance sheets as of June 30, 2002, and September 30, 2001.

     Operating  results  of  Intellicom  are  as  follows  (in  thousands):

                                      THREE MONTHS ENDED JUNE 30, NINE MONTHS ENDED JUNE 30,
                                      ---------------------------  --------------------------
                                           2002          2001          2002          2001
                                      ------------  -------------  ------------  ------------
          Revenues . . . . . . . . .  $          -  $        811   $     1,463   $     3,211
                                      ============  =============  ============  ============

          Loss before income taxes .  $          -  $     (3,913)  $    (1,829)  $   (26,625)
          Provision for income taxes             -             -             -             -
                                      ------------  -------------  ------------  ------------

          Net loss . . . . . . . . .  $          -  $     (3,913)  $    (1,829)  $   (26,625)
                                      ============  =============  ============  ============

     Net assets (liabilities) associated with discontinued operations of Intellicom at June 30, 2002, and September 30, 2001, are as follows (in thousands):

                                                                    JUNE 30,      SEPTEMBER 30,
                                                                      2002             2001
                                                                 ---------------  --------------
          Current assets:
            Accounts receivable, net. . . . . . . . . . . . . .  $           53   $           91
            Inventory, net. . . . . . . . . . . . . . . . . . .               -              537
            Other current assets. . . . . . . . . . . . . . . .               2               66
                                                                 ---------------  --------------

          Total current assets. . . . . . . . . . . . . . . . .              55              694

          Property, plant and equipment, net. . . . . . . . . .               -            1,644
          Restricted cash . . . . . . . . . . . . . . . . . . .               -              639
          Accounts receivable, non current portion. . . . . . .              12                -
          Other assets. . . . . . . . . . . . . . . . . . . . .              39               49
                                                                 ---------------  --------------

          Total assets. . . . . . . . . . . . . . . . . . . . .  $          106   $        3,026
                                                                 ===============  ==============

          Current liabilities:
            Accounts payable. . . . . . . . . . . . . . . . . .  $           25   $          423
            Estimated closure costs . . . . . . . . . . . . . .           1,223                -
            Restructuring accrual . . . . . . . . . . . . . . .               4              512
            Other accrued expenses. . . . . . . . . . . . . . .              22              689
                                                                 ---------------  --------------

          Total liabilities . . . . . . . . . . . . . . . . . .  $        1,274   $        1,624
                                                                 ===============  ==============

          Net assets (liabilities) associated with discontinued
            operations. . . . . . . . . . . . . . . . . . . . .  $       (1,168)  $        1,402
                                                                 ===============  ==============

     In an effort to bring Intellicom to profitability, the Company initiated an overall cost cutting program and organizational restructuring during May 2001. As a result of the organizational restructuring, the Company established a $1,290,000 restructuring reserve, which consisted of severance costs for affected employees and shut down costs for certain offices, and is reflected in net liabilities associated with discontinued operations of the condensed consolidated balance sheet as of June 30, 2002, and September 30, 2001. Through June 30, 2002, $1,286,000 of severance payments, and write offs of leasehold improvements and office furniture related to the various offices have been applied to this reserve. The remaining $4,000 will be utilized for severance of an identified former employee.

     Discontinued  Operations  of  Aerzone  Corporation  ("Aerzone")

     On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The loss from disposition of discontinued operations includes management's estimates of the remaining costs to wind down the business and costs to settle its outstanding liabilities. As of June 30, 2002, Aerzone had substantially wound down its activities. For the three and nine months ended June 30, 2002, the Company increased the estimated loss on disposition of Aerzone by $250,000, as a result of a superior court decision related to a breach of contract. The assets and liabilities of such operations are reflected in net liabilities associated with discontinued operations of the accompanying condensed consolidated balance sheets as of June 30, 2002, and September 30, 2001.

     Net liabilities associated with discontinued operations of Aerzone as of June 30, 2002, and September 30, 2001, are as follows (in thousands):

                                                                      JUNE 30,     SEPTEMBER 30,
                                                                        2002            2001
                                                                   --------------  --------------
          Current assets:
            Other current assets. . . . . . . . . . . . . . . . .  $            -  $           22
                                                                   --------------  --------------

          Total current assets. . . . . . . . . . . . . . . . . .               -              22

          Other assets. . . . . . . . . . . . . . . . . . . . . .               5               2
                                                                   --------------  --------------

          Total assets. . . . . . . . . . . . . . . . . . . . . .  $            5  $           24
                                                                   ==============  ==============

          Current liabilities:
            Estimated closure costs . . . . . . . . . . . . . . .  $        1,556  $        2,039
            Accrued expenses. . . . . . . . . . . . . . . . . . .              53              54
            Laptop Lane Limited acquisition reserve . . . . . . .              27              27
                                                                   --------------  --------------

          Total liabilities . . . . . . . . . . . . . . . . . . .  $        1,636  $        2,120
                                                                   ==============  ==============

          Net liabilities associated with discontinued operations  $        1,631  $        2,096
                                                                   ==============  ==============

     Discontinued  Operations  of  ISP  Channel,  Inc.  ("ISP  Channel")

     On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because of (1) consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. The loss from discontinued operations includes management's estimates of the remaining costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. As of June 30, 2002, ISP Channel had substantially wound down its activities. For the nine months ended June 30, 2002, the Company reduced the estimated loss on disposition reserve of ISP Channel by $900,000, primarily as a result of the Company experiencing better than previously estimated contract settlements. The assets and liabilities of such operations are reflected in net liabilities associated with discontinued operations of the accompanying condensed consolidated balance sheets as of June 30, 2002, and September 30, 2001.

     Net liabilities associated with discontinued operations of ISP Channel as of June 30, 2002, and September 30, 2001, are as follows (in thousands):

                                                                      JUNE 30,     SEPTEMBER 30,
                                                                        2002            2001
                                                                   --------------  --------------
          Current assets:
            Short-term investments, available-for-sale. . . . . .  $            -  $           20
            Other current assets. . . . . . . . . . . . . . . . .               1               2
                                                                   --------------  --------------

          Total assets. . . . . . . . . . . . . . . . . . . . . .  $            1  $           22
                                                                   ==============  ==============

          Current liabilities:
            Accrued expenses. . . . . . . . . . . . . . . . . . .  $          314  $          422
            Estimated closure costs . . . . . . . . . . . . . . .             144           1,663
                                                                   --------------  --------------

          Total liabilities . . . . . . . . . . . . . . . . . . .  $          458  $        2,085
                                                                   ==============  ==============

          Net liabilities associated with discontinued operations  $          457  $        2,063
                                                                   ==============  ==============

     Discontinued  Operations  of  Micrographic  Technology  Corporation ("MTC")

     As a result of a preliminary arbitration decision related to a dispute with Applications Informatiques Multimedia and a dispute related to the sale of MTC to Global Information Distribution GmbH ("GID"), the Company recorded a $590,000 estimated loss on disposition reserve of MTC for the nine months ended June 30, 2002. MTC was previously owned by the Company, and was sold to GID on September 30, 1999. The estimated loss on disposition reserve of MTC is reflected in net liabilities associated with discontinued operations of the condensed consolidated balance sheet as of June 30, 2002, and the corresponding charge is reflected in loss on disposition of discontinued operations of the condensed consolidated statement of operations for the nine months ended June 30, 2002.

     Net liabilities associated with discontinued operations of MTC as of June 30, 2002, and September 30, 2001, are as follows (in thousands):

                                                           JUNE 30,      SEPTEMBER 30,
                                                             2002            2001
                                                        --------------  --------------
          Current liabilities:
            Estimated closure costs. . . . . . . . . .  $          442  $            -
                                                        --------------  --------------

          Net liabilities associated with discontinued
            operations . . . . . . . . . . . . . . . .  $          442  $            -
                                                        ==============  ==============

3.   RESTRUCTURING CHARGE

     On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. As a result of this plan, the Company established a $3,900,000 restructuring reserve, which consisted primarily of severance costs for affected employees. Subsequently, for the nine months ended June 30, 2002, the Company increased the restructuring reserve by $502,000 for additional estimated lease termination costs associated with Company headquarters. The restructuring reserve is reflected in restructuring accrual on the condensed consolidated balance sheet as of June 30, 2002, and September 30, 2001. Through June 30, 2002, $2,953,000 of severance payments have been applied to this reserve. The remaining $1,449,000 will be utilized primarily for lease termination costs associated with Company headquarters.

4.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS, AVAILABLE-FOR-SALE

     Cash equivalents consist of securities with maturities of three months or less from date of purchase. Short-term investments, available-for-sale are carried at fair value based on quoted market prices. Net unrealized holding losses amounted to $22,000, which is based on market value as of June 30, 2002, and is reflected in accumulated other comprehensive loss on the condensed consolidated balance sheet as of June 30, 2002.

     Short-term investments, available-for-sale as of June 30, 2002, consist of $41,100,000 of debt securities that mature between one to five years, and $17,000 of common stock. Cash, cash equivalents and short-term investments, available-for-sale consist of the following as of June 30, 2002 (in thousands):

                                                                    UNREALIZED    UNREALIZED
                                                          COST         GAIN          LOSS        MARKET
                                                       -----------  -----------  ------------  -----------
          Cash and cash equivalents:
            Cash. . . . . . . . . . . . . . . . . . .  $     2,867  $         -  $         -   $     2,867
            Money market funds. . . . . . . . . . . .       25,319            -            -        25,319
                                                       -----------  -----------  ------------  -----------

                                                       $    28,186  $         -  $         -   $    28,186
                                                       ===========  ===========  ============  ===========

          Short-term investments, available-for-sale:
            Market auction securities . . . . . . . .  $    41,100  $         -  $         -   $    41,100
            Common stock. . . . . . . . . . . . . . .           39            -          (22)           17
                                                       -----------  -----------  ------------  -----------

                                                       $    41,139  $         -  $       (22)  $    41,117
                                                       ===========  ===========  ============  ===========

5.   EQUITY INVESTMENTS

     The Company recognized a loss of $230,000 related to the 1,000,000 SkyNet Global Limited common stock shares and $471,000 related to the 400,000
     SkyNet Global Limited preference stock shares for the nine months ended June 30, 2002. The loss is reflected in loss on disposition of equity investments in the accompanying condensed consolidated statements of operations for the nine months ended June 30, 2002.

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

     On November 9, 2001, Nokia, Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone, alleging breach of contract arising out of the Aerzone's proposed operations in certain airports. Nokia seeks approximately $2.1 million in damages. The Company believes that Nokia's claims are without merit and intends to contest these claims vigorously. Additionally, the Company deposited security collateral of $1,053,000 as required by the performance bond indemnity agreement with the surety company. In the event that the Company prevails, any balance on the collateral will be returned by the surety company to the Company. The security collateral is reflected in other assets of the accompanying condensed consolidated balance sheets as of June 30, 2002, and September 30, 2001.

     On October 30, 2001, GID commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of MTC to GID on September 30, 1999. GID claims approximately $2.1 million in damages. The Company believes GID's claims are without merit and intends to contest these claims vigorously.

     The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its discontinued businesses. The Company believes the results of the above noted legal proceedings, other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

7.   COMPREHENSIVE LOSS

     The components of comprehensive loss for the three months and nine months ended June 30, 2002 and 2001, are as follows (in thousands):

                                               THREE MONTHS ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,
                                               ---------------------------  --------------------------
                                                    2002          2001          2002          2001
                                                ------------  ------------  ------------  ------------
          Net loss . . . . . . . . . . . . . .  $    (1,393)  $   (12,781)  $   (10,782)  $   (54,898)
          Unrealized gain (loss) on securities          (16)        3,589           442           272
          Foreign currency translation
            adjustments. . . . . . . . . . . .            -           (15)           16           (25)
                                                ------------  ------------  ------------  ------------

          Comprehensive loss . . . . . . . . .  $    (1,409)  $    (9,207)  $   (10,324)  $   (54,651)
                                                ============  ============  ============  ============

8.   SUPPLEMENTAL CASH FLOW INFORMATION

     The supplemental cash flow information for the nine months ended June 30, 2002 and 2001, is as follows (in thousands):

                                                                                 NINE MONTHS ENDED JUNE 30,
                                                                                 --------------------------
                                                                                      2002        2001
                                                                                   ----------  ----------
     Cash paid:
       Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      72   $     355
       Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           -

     Non-cash investing and financing activities:
       Common stock issued for-
       Acquisition of Laptop Lane Limited . . . . . . . . . . . . . . . . . . . .          -         332
       Payment of promissory note and related interest, and business acquisition
         Liability to former Intelligent Communications, Inc. stockholders. . . .          -         199
       Payment of affiliate contract termination fees with Mediacom LLC . . . . .          -       1,500
     Decrease in additional-paid-in capital associated with termination of common
       stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (65)    (25,644)
     Unrealized gain on short-term investments. . . . . . . . . . . . . . . . . .        442         272

9.   SEGMENT INFORMATION

     As a result of the April 3, 2002, unanimous consent by the Company's Board of Directors to cease the operations of Intellicom, the Company discontinued its last business segment. Accordingly, no segment information is disclosed in the accompanying notes to these condensed consolidated financial statements.

10.  SUBSEQUENT EVENTS

     On July 29, 2002, the Company entered into an agreement to acquire First Security Holdings Corporation ("FSHC") from Independence Holding Company ("IHC") for $31.9 million in cash. FSHC and its wholly-owned subsidiaries are engaged in the insurance and reinsurance business. Upon closing of the transaction, the Company will become an insurance holding company, the employment of all of the Company's current employees will terminate, and substantially all of the Company's operations will be directed by IHC management and employees pursuant to a services agreement between the Company and IHC. Consummation of this acquisition is subject to satisfaction of certain conditions, including approval by insurance regulators and the Company's stockholders. The Company anticipates the completion of the transaction by December 31, 2002.

     In a separate transaction, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 5,000,000 common stock shares at $3.00 per share for a total value of $15,000,000. As a result of this transaction, Pacific Century Cyberworks Limited appointees Linus W.L. Cheung and Jeffrey A. Bowden have resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy Thung, Chief Executive Officer of IHC, have been appointed to the Company's Board of Directors. Additionally, upon closing of the transaction, IHC has agreed to make a cash tender offer at $3.00 per share for at least 3,000,000 outstanding common stock shares of the Company, subject to certain limitations.

     Separately, the Company's Board of Directors also approved a shareholder rights plan (the "Plan"). Pursuant to the Plan's approval, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding common stock share. The dividend distribution of the Rights will be payable to common stock stockholders of record on August 14, 2002. The Rights distribution is not taxable to stockholders. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires or announces a tender offer for 4.99% or more of the Company's common stock. Under certain circumstances, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $3.00. The Company's Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 4.99% or more of the outstanding common stock.

     The Rights designed to inhibit some acquisitions of the Company's common stock shares that could result in the imposition of limitations on the use of its Federal net operating loss carryforwards and certain income tax credits. The Rights are also intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights are not being distributed in response to any specific effort to acquire control of the Company. The Rights are designed to help protect the tax benefits associated with the Company's net operating loss carryforwards.

     If a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value at that time of twice the Right's exercise price. The Rights held by the Acquiring Person will become void and will not be exercisable to purchase shares at the bargain purchase price. If Company is acquired in a merger or other business combination transaction which has not been approved by the Company's Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

     The Plan will expire on the close of business on the earliest date that (a) a vote of Company's stockholders does not approve an amendment or an amendment and restatement of the Company's Certificate of Incorporation proposed by the Company's Board of Directors providing for limitations on the acquisition of the Company's common stock in excess of certain percentage amounts, (b) such restated Certificate of Incorporation is filed with the Secretary of State of the State of Delaware or (c) the Company's stock purchase agreement with SSH Corp. and IHC is terminated, subject to the Company's right to extend such date and the Company's earlier redemption or exchange of such rights or termination of the Plan.

     On May 17, 2002, the Company received a NASDAQ Staff Determination Letter stating that the Company's common stock is no longer eligible for continued listing on the NASDAQ National Market, as a result of the Company ceasing the operations of its last business segment, Intellicom, and that the Company therefore does not meet the requirements for continued listing set forth in Marketplace Rules 4300 and 4330. Subsequently, the Company requested and was granted an oral hearing before a NASDAQ Listing Qualifications Panel to appeal the NASDAQ Staff Determination Letter, which stayed the delisting of the Company's common stock pending the outcome of the hearing. On July 12, 2002, the Company appeared before the NASDAQ Listing Qualifications Panel to present the Company's plan to acquire FSHC, which would allow the Company to comply with the Marketplace Rules 4300 and 4330. The Company is awaiting a decision from the NASDAQ Listing Qualifications Panel.

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

OVERVIEW

On July 29, 2002, the Company entered into an agreement to acquire First Security Holdings Corporation ("FSHC") from Independence Holding Company ("IHC") for $31.9 million in cash. FSHC and its wholly-owned subsidiaries are engaged in the insurance and reinsurance business. Upon closing of the transaction, the Company will become an insurance holding company, the employment of all of the Company's current employees will terminate, and substantially all of the Company's operations will be directed by IHC management and employees pursuant to a services agreement between the Company and IHC. Consummation of this acquisition is subject to satisfaction of certain conditions, including approval by insurance regulators and the Company's stockholders. The Company anticipates the completion of the transaction by December 31, 2002.

In a separate transaction, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 5,000,000 common stock shares at $3.00 per share for a total value of $15,000,000. As a result of this transaction, Pacific Century Cyberworks Limited appointees Linus W.L. Cheung and Jeffrey A. Bowden have resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy Thung, Chief Executive Officer of IHC, have been appointed to the Company's Board of Directors. Additionally, upon closing of the transaction, IHC has agreed to make a cash tender offer at $3.00 per share for at least 3,000,000 outstanding common stock shares of the Company, subject to certain limitations.

Separately, the Company's Board of Directors also approved a shareholder rights plan (the "Plan"). Pursuant to the Plan's approval, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding common stock share. The dividend distribution of the Rights will be payable to common stock stockholders of record on August 14, 2002. The Rights distribution is not taxable to stockholders. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires or announces a tender offer for 4.99% or more of the Company's common stock. Under certain circumstances, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $3.00. The Company's Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 4.99% or more of the outstanding common stock.

The Rights designed to inhibit some acquisitions of the Company's common stock shares that could result in the imposition of limitations on the use of its Federal net operating loss carryforwards and certain income tax credits. The Rights are also intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights are not being distributed in response to any specific effort to acquire control of the Company.

The Rights are designed to help protect the tax benefits associated with the Company's net operating loss carryforwards.

If a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value at that time of twice the Right's exercise price. The Rights held by the Acquiring Person will become void and will not be exercisable to purchase shares at the bargain purchase price. If Company is acquired in a merger or other business combination transaction which has not been approved by the Company's Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

The Plan will expire on the close of business on the earliest date that (a) a vote of Company's stockholders does not approve an amendment or an amendment and restatement of the Company's Certificate of Incorporation proposed by the Company's Board of Directors providing for limitations on the acquisition of the Company's common stock in excess of certain percentage amounts, (b) such restated Certificate of Incorporation is filed with the Secretary of State of the State of Delaware or (c) the Company's stock purchase agreement with SSH Corp. and IHC is terminated, subject to the Company's right to extend such date and the Company's earlier redemption or exchange of such rights or termination of the Plan.

On May 17, 2002, the Company received a NASDAQ Staff Determination Letter stating that the Company's common stock is no longer eligible for continued listing on the NASDAQ National Market as a result of the Company ceasing the operations of its last business segment, Intellicom, and that the Company therefore does not meet the requirements for continued listing set forth in Marketplace Rules 4300 and 4330. Subsequently, the Company requested and was granted an oral hearing before a NASDAQ Listing Qualifications Panel to appeal the NASDAQ Staff Determination Letter, which stayed the delisting of the Company's common stock pending the outcome of the hearing. On July 12, 2002, the Company appeared before the NASDAQ Listing Qualifications Panel to present the Company's plan to acquire FSHC, which would allow the Company to comply with the Marketplace Rules 4300 and 4330. The Company is awaiting a decision from the NASDAQ Listing Qualifications Panel.

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

As a result of the Company's Board of Directors decisions, the Company wound down the ISP Channel and Aerzone businesses, and reduced its corporate headquarters staff. As of June 30, 2002, the ISP Channel and Aerzone businesses, including Laptop Lane Limited, were substantially wound down.

On March 29, 2002, the Company and its wholly-owned subsidiary, Intelligent Communications, Inc. ("Intellicom"), entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Subsequently on April 22, 2002, Intellicom entered into an agreement to sell certain assets to Native Intellicom, Inc., a wholly-owned subsidiary of the Pinoleville Band of Pomo Indians, for cash, subject to the termination of Intellicom's lease for its facility in Livermore, California.

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

The results of operations for the three months and nine months ended June 30, 2001, have been reclassified for the effects of discontinued operations of Intellicom.

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

Discontinued  Operations

The Company accounts for discontinued operations in accordance to Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB 30, the Company accrued estimates of expected liabilities related to discontinued operations through its eventual discharge. The estimated remaining liabilities related to discontinued operations include contract terminations, litigation and loss from operations subsequent to June 30, 2002. The Company reviews the estimated closure costs liability on a quarterly basis to determine changes in the costs of the discontinued operations activities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

Selling  and  Marketing.  The Company incurred no selling and marketing expenses
-----------------------
for the three months ended June 30, 2002, compared to $9,000 for the three months ended June 30, 2001, as a result of eliminating the public relations department associated with the December 28, 2000, corporate restructuring plan.

Engineering.  The  Company incurred no engineering expenses for the three months
-----------
ended June 30, 2002, compared to $71,000 for the three months ended June 30, 2001, as a result of eliminating the corporate technology department associated with the December 28, 2000, corporate restructuring plan.

General  and  Administrative.  Consolidated  general and administrative expenses
----------------------------
decreased $347,000, or 22%, to $1,265,000 for the three months ended June 30, 2002, compared to $1,612,000 for the three months ended June 30, 2001, primarily due to reduced expenses resulting from staff reductions associated with the December 28, 2000, corporate restructuring plan.

Depreciation.  Consolidated  depreciation  expense decreased $44,000, or 56%, to
------------
$34,000 for the three months ended June 30, 2002, compared to $78,000 for the three months ended June 30, 2001, primarily due to reduced depreciation expense resulting from sales and disposal of property.

Non-Cash  Compensation Expense Related to Stock Options.  The Company recognized
-------------------------------------------------------
a non-cash compensation expense related to stock options of $400,000 for the three months ended June 30, 2002, compared to non-cash compensation expense related to stock options of $483,000 for the three months ended June 30, 2001. For the three months ended June 30, 2002 and 2001, non-cash compensation expense related to stock options issued to employees relates primarily to the amortization of deferred stock compensation resulting from below market value stock options granted between October 1998 and March 1999.

Non-cash compensation expense related to stock options should continue to decrease as the Company continues to reduce its staff due to its discontinued operations and corporate restructuring.

Interest  Income.  Consolidated  interest  income decreased $832,000, or 68%, to
----------------
$391,000 for the three months ended June 30, 2002, compared to $1,223,000 for the three months ended June 30, 2001, as a result of lower interest rates, and decrease in cash, cash equivalents, and short-term investments, available-for-sale.

Interest  Expense.  Consolidated  interest  expense increased $14,000 to $18,000
-----------------
for the three months ended June 30, 2002, compared to $4,000 for the three months ended June 30, 2001.

Loss  on Disposition of Equity Investments.  For the three months ended June 30,
-------------------------------------------
2001, the Company recognized a charge of $3,684,000 related to its China Broadband Corporation investment in anticipation of the Company's July 13, 2001, agreement to sell its interest in China Broadband Corporation to Canaccord International Limited.

Miscellaneous  Income/Expense, Net.  Consolidated miscellaneous income increased
----------------------------------
$53,000 to $3,000 for the three months ended June 30, 2002, compared to consolidated miscellaneous expense of $50,000 for the three months ended June 30, 2001. This increase is primarily due to losses incurred from the disposal of property for the three months ended June 30, 2001.

Income  Taxes.  The  Company  made  no  provision for income taxes for the three
-------------
months ended June 30, 2002 and 2001, as a result of the Company's continuing losses.

Loss  Attributed  to  Discontinued Operations.  The Company recognized a $70,000
----------------------------------------------
loss attributed to discontinued operations for the three months ended June 30, 2002, compared to a loss of $8,013,000 for the three months ended June 30, 2001. For the three months ended June 30, 2002, the loss attributed to discontinued operations consisted of a $180,000 gain on disposition of Intellicom, resulting from a lower than anticipated costs of closing Intellicom, and a $250,000 loss on disposition of Aerzone, resulting from a superior court decision related to a breach of contract. For the three months ended June 30, 2001, the loss attributed to discontinued operations consisted of a $3,913,000 loss from operations of Intellicom, a $3,000,000 gain on the disposition of ISP Channel, resulting from lower than anticipated costs of closing ISP Channel, and a $7,100,000 loss on the disposition of Aerzone, resulting primarily from the reduction of the anticipated sales price of Laptop Lane Limited.

Net  Loss.  The Company had a net loss of $1,393,000, or a net loss per share of
---------
$0.05, for the three months ended June 30, 2002, compared to a net loss of $12,781,000, or a net loss per share of $0.51, for the three months ended June 30, 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2002, COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2001

Selling  and  Marketing.  The Company incurred no selling and marketing expenses
-----------------------
for the nine months ended June 30, 2002, compared to $196,000 for the nine months ended June 30, 2001, as a result of eliminating the public relations department associated with the December 28, 2000, corporate restructuring plan.

Engineering.  The  Company  incurred no engineering expenses for the nine months
-----------
ended June 30, 2002, compared to $529,000 for the nine months ended June 30, 2001, as a result of eliminating the corporate technology department associated with the December 28, 2000, corporate restructuring plan.

General  and  Administrative.  Consolidated  general and administrative expenses
----------------------------
decreased $2,056,000, or 32%, to $4,347,000 for the nine months ended June 30, 2002, compared to $6,403,000 for the nine months ended June 30, 2001, primarily due to reduced expenses resulting from staff reductions associated with the December 28, 2000, corporate restructuring plan.

Depreciation.  Consolidated  depreciation expense decreased $122,000, or 43%, to
------------
$160,000 for the nine months ended June 30, 2002, compared to $282,000 for the nine months ended June 30, 2001, primarily due to reduced depreciation expense resulting from sales and dispoal of property.

Non-Cash  Compensation  Expense/Benefit  Related  to Stock Options.  The Company
------------------------------------------------------------------
recognized a non-cash compensation expense related to stock options of $1,200,000 for the nine months ended June 30, 2002, compared to non-cash compensation benefit related to stock options of $1,087,000 for the nine months ended June 30, 2001. For the nine months ended June 30, 2002 and 2001, non-cash compensation expense/benefit related to stock options issued to employees relates primarily to the amortization of deferred stock compensation resulting from below market value stock options granted between October 1998 and March 1999.

Non-cash compensation benefits are recognized following the reversal of previously recognized expenses related to terminated unvested stock options with a cliff vesting feature. Non-cash compensation expense related to stock options should continue to decrease as the Company continues to reduce its staff due to its discontinued operations and corporate restructuring.

Provision  for Impaired Assets.  The Company recognized a charge of $352,000 for
-------------------------------
the nine months ended June 30, 2002, as a result of writing off its accounting software. The Company migrated to an off-the-shelf accounting software.

Restructuring  Expense.  The  Company  recognized a restructuring charge for the
-----------------------
nine months ended June 30, 2001, related to a plan to downsize its corporate headquarters staff. The charge in the amount of $3,900,000 was recognized as restructuring expense and consisted primarily of termination payments for affected employees. The Company increased the restructuring reserve by $502,000 for the nine months ended June 30, 2002, as a result of additional estimated lease termination costs associated with Company headquarters. At June 30, 2002, a restructuring accrual of $1,449,000 remained outstanding.

Interest  Income.  Consolidated interest income decreased $4,110,000, or 74%, to
----------------
$1,423,000 for the nine months ended June 30, 2002, compared to $5,533,000 for the nine months ended June 30, 2001, as a result of lower interest rates, and decrease in cash, cash equivalents, and short-term investments, available-for-sale.

Interest  Expense.  Consolidated  interest expense decreased $35,000, or 39%, to
-----------------
$54,000 for the nine months ended June 30, 2002, compared to $89,000 for the nine months ended June 30, 2001. This decrease is primarily due to the reduction of interest expense resulting from the payment of the 8.5% promissory note to the former Intellicom stockholders.

Loss  on  Disposition  of  Equity Investments.  The Company recognized a loss on
----------------------------------------------
disposition of equity investments of $701,000 for the nine months ended June 30, 2002, consisting of $230,000 related to the 1,000,000 SkyNet Global Limited common stock shares and $471,000 related to the 400,000 SkyNet Global Limited preference stock shares. For the nine months ended June 30, 2001, the Company recognized a charge of $17,445,000, consisting of a $768,000 write down of a note receivable and related interest, and $16,677,000 of write-downs and realized losses related to various short-term and long-term equity investments.

Equity  in  Net  Losses of Investee Companies.  The Company recognized equity in
----------------------------------------------
net losses of investee companies of $394,000 for the nine months ended June 30, 2001. The Company did not incur any equity in net losses of investee companies for the nine months ended June 30, 2002, as a result of the sale and write offs of investee companies accounted for under the equity method for the year ended September 30, 2001.

Miscellaneous  Expense, Net.  The Company incurred no consolidated miscellaneous
---------------------------
expense for the nine months ended June 30, 2002, compared to consolidated miscellaneous expense of $153,000 for the nine months ended June 30, 2001, primarily resulting from the write off of costs associated with a failed business acquisition.

Income  Taxes.  The  Company  made  no  provision  for income taxes for the nine
-------------
months ended June 30, 2002 and 2001, as a result of the Company's continuing losses.

Loss Attributed to Discontinued Operations.  The Company recognized a $4,889,000
-------------------------------------------
loss attributed to discontinued operations for the nine months ended June 30, 2002, compared to a loss of $33,453,000 for the nine months ended June 30, 2001. For the nine months ended June 30, 2002, the loss attributed to discontinued operations consisted of a $3,120,000 loss on disposition of Intellicom, a $1,829,000 loss from operations of Intellicom, a $590,000 loss on disposition of Micrographic Technology Corporation ("MTC"), as a result of a preliminary arbitration decision related to a dispute with Applications Informatiques Multimedia and a dispute related to the sale of MTC to Global Information Distribution GmbH ("GID"), a $900,000 gain on disposition of ISP Channel, resulting from the lower than anticipated costs of closing ISP Channel, and a $250,000 loss on disposition of Aerzone, resulting from a superior court decision related to a breach of contract. For the nine months ended June 30, 2001, the loss attributed to discontinued operations consisted of a $26,625,000 loss from operations of Intellicom, a $9,008,000 gain on the disposition of ISP Channel, resulting from lower than anticipated costs of closing ISP Channel, and a $15,836,000 loss on the disposition of Aerzone, resulting primarily from the reduction of the anticipated sales price of Laptop Lane Limited.

Extraordinary  Item-Gain  on Settlement of Obligation.  The Company recognized a
------------------------------------------------------
gain of $1,326,000 for the nine months ended June 30, 2001, resulting from the cash payment made in lieu of the Company's obligation to pay off the 8.5% promissory note and interest, and to settle business acquisition liability to former Intellicom stockholders with common stock.

Net Loss.  The Company had a net loss of $10,782,000, or a net loss per share of
--------
$0.42, for the nine months ended June 30, 2002, compared to a net loss of $54,898,000, or a net loss per share of $2.20, for the nine months ended June 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since September 1998, the Company has funded the significant negative cash flows from its subsidiary operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. As of June 30, 2002, the Company had $69,303,000 in cash, cash equivalents, and short-term investments compared with $75,454,000 as of September 30, 2001.

Net cash used in operating activities of continuing operations for the nine months ended June 30, 2002, was $2,476,000. This results from a net loss of $5,893,000 from continuing operations and a net decrease in operating liabilities of $1,587,000, offset by several non-cash items including loss on write down of impaired assets of $352,000, loss on disposition of equity investments of $701,000, provision for restructuring costs of $502,000, amortization of deferred stock compensation expense of $1,200,000, depreciation expense of $160,000, and a net decrease in operating assets of $2,044,000. Net cash used in operating activities of discontinued operations was $3,838,000.

Net cash provided by investing activities of continuing operations for the nine months ended June 30, 2002, was $19,602,000, and was provided by proceeds from maturities and sales of short-term investments, net of purchases. Net cash used in investing activities of discontinued operations was $2,000.

No cash was provided by or used in financing activities for the nine months ended June 30, 2002. Net cash used in financing activities of discontinued operations was $60,000.

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

                                  COMPANY RISKS

THE  COMPANY'S ACQUISITION OF FSHC SUBJECTS THE COMPANY TO RISKS IN A NEW MARKET

On July 29, 2002, the Company entered into an agreement to acquire First Security Holdings Corporation ("FSHC") from Independence Holding Company ("IHC") for $31.9 million in cash. FSHC and its wholly-owned subsidiaries are engaged in the insurance and reinsurance business. Upon closing of the transaction, the Company will become an insurance holding company, the employment of all of the Company's current employees will terminate, and substantially all of the Company's operations will be directed by IHC management and employees pursuant to a services agreement between the Company and IHC. Consummation of this acquisition is subject to satisfaction of certain conditions, including approval by insurance regulators and the Company's stockholders. The Company anticipates the completion of the transaction by December 31, 2002, although the Company cannot assure that it will complete the transaction on schedule, if at all. The Company will rely on new management to operate the business. As such, the Company is faced with risks that are new to the Company and which may adversely affect the Company's business, financial condition, and prospects.

THE COMPANY'S ACQUISITION OF FSHC MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION

The acquisition of FSHC involve other risks including potential negative effects on the Company's reported results of operations from acquisition-related charges and amortization of other intangible assets. As a result of the FSHC acquisition, the Company may record additional intangible assets. Such recording of intangible assets may adversely affect the Company's earnings and profitability for the foreseeable future. If the amount of such recorded intangible assets is increased or if the Company has future losses and is unable to demonstrate the Company's ability to recover the amount of intangible assets recorded during such time periods, the intangible asset can be written down or the period of amortization could be shortened, which may further increase annual amortization charges. In such event, the Company's business and financial condition could be materially and adversely affected. In addition, the acquisition of all of the outstanding stock of FSHC was structured as a purchase by the Company. As a result, the Company could be adversely affected by direct and contingent liabilities of FSHC. It is possible that the Company is not aware of all of the liabilities of FSHC and that FSHC has greater liabilities than the Company expected.

THE  COMPANY  HAS  A HISTORY OF LOSSES AND EXPECTS TO INCUR LOSSES IN THE FUTURE

The Company has sustained substantial losses over the last five fiscal years and expects to continue to report net losses for the foreseeable future. For the nine months ended June 30, 2002, the Company had a net loss of $10,782,000. As of June 30, 2002, the Company had an accumulated deficit of $401,029,000. The Company expects to incur additional losses and experience negative cash flows related to process of winding down the Intellicom, ISP Channel and Aerzone businesses. These efforts may be more expensive than the Company currently anticipates.

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

THE  COMPANY'S  EQUITY  INVESTMENTS IN OTHER COMPANIES MAY NOT YIELD ANY RETURNS

The Company has made equity investments in Internet-related companies. In most instances, these investments are in the form of unregistered securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. The Company's investments in these companies may not yield any return. Furthermore, if these companies are not successful, the Company could incur and have incurred charges related to the write-down or write-off of these investments. For example, the Company wrote down equity investments by $701,000 for the nine months ended June 30, 2002. The Company also records and continues to record a share of the net losses in these companies, up to the Company's cost basis. The Company may make additional investments in the future. Losses or charges resulting from these investments could harm the Company's operating results.

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

On May 17, 2002, the Company received a NASDAQ Staff Determination Letter stating that the Company's common stock is no longer eligible for continued listing on the NASDAQ National Market as a result of the Company ceasing the operations of its last business segment, Intellicom, and that the Company therefore does not meet the requirements for continued listing set forth in Marketplace Rules 4300 and 4330. Subsequently, the Company requested and was granted an oral hearing before a NASDAQ Listing Qualifications Panel to appeal the NASDAQ Staff Determination Letter, which stayed the delisting of the Company's common stock pending the outcome of the hearing. On July 12, 2002, the Company appeared before the NASDAQ Listing Qualifications Panel to present the Company's plan to acquire FSHC, which would allow the Company to comply with the Marketplace

Rules 4300 and 4330. The Company is awaiting a decision from the NASDAQ Listing Qualifications Panel. There can be no assurance that the NASDAQ Listing
Qualifications Panel will grant the Company's request for continued listing. Delisting from the NASDAQ National Market could result in a lower average trading volume of the Company's common stock, which in turn could lead to an increase in stock price volatility.

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

The Company's Board of Directors also approved a shareholder rights plan (the "Plan"). Pursuant to the Plan's approval, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding common stock share. The dividend distribution of the Rights will be payable to common stock stockholders of record on August 14, 2002. The Rights distribution is not taxable to stockholders. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires or announces a tender offer for 4.99% or more of the Company's common stock. Under certain circumstances, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $3.00. The Rights are designed to inhibit some acquisitions of the Company's common stock shares that could result in the imposition of limitations on the use of its Federal net operating loss carryforwards and certain income tax credits. The Rights are also intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights are not being distributed in response to any specific effort to acquire control of the Company. The Rights are designed to help protect the tax benefits associated with the Company's net operating loss carryforwards. If a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value at that time of twice the Right's exercise price. The Rights held by the Acquiring Person will become void and will not be exercisable to purchase shares at the bargain purchase price. If Company is acquired in a merger or other business combination transaction which has not been approved by the Company's Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. The Company's Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 4.99% or more of the outstanding common stock. The issuance of rights could have the effect of delaying or preventing a change in control of the Company.

                                INTELLICOM RISKS

THE COMPANY MAY FACE UNEXPECTED LIABILITIES IN WINDING DOWN THE BUSINESS OF INTELLICOM

The Company has determined that it is in the best interests of the Company and its shareholders to wind down the business of Intellicom. While the Company expects the process of winding down Intellicom to be substantially complete by September 30, 2002, there can be no assurances that it will be able to do so. The Company expects to incur significant costs related to terminating contracts, reducing the workforce and recovering and disposing of deployed assets. In addition, the Company may face litigation with respect to the wind down of its activities.

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

The Company had short-term investments of $41,117,000 at June 30, 2002. Except for investments in common and preferred stock, these short-term investments consist of highly liquid investments with original maturities at the date of purchase of between thirteen and twenty-five months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at June 30, 2002, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company is not required to sell these investments before maturity, it has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce its interest income.

The Company had outstanding convertible debt of approximately $1,444,000 at June 30, 2002. This instrument has a fixed interest rate of 5.0%. Because the interest rate of this instrument is fixed, a hypothetical 10% increase in interest rates will not have a material effect on the Company. Interest rate increases, however, will increase interest expense associated with future borrowings by the Company, if any. The Company does not hedge against interest rate fluctuations.

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

On November 9, 2001, Nokia Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone Corporation ("Aerzone"), alleging breach of contract arising out of the Aerzone's proposed operations in certain airports. Nokia seeks approximately $2.1 million in damages. The Company believes that Nokia's claims are without merit and intends to contest these claims vigorously. Additionally, the Company deposited security collateral of $1,053,000 as required by the performance bond indemnity agreement with the surety company. In the event that the Company prevails, any balance on the collateral will be returned by the surety company to the Company.

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

The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its discontinued businesses. The Company believes the results of the above noted legal proceedings, other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Not  Applicable

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  Applicable

ITEM  5.     OTHER  INFORMATION

Not  Applicable

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  EXHIBITS

     Not Applicable

(b)  REPORTS ON FORM 8-K:

     Current Report on Form 8-K filed with the Commission on April 11, 2002

     Current Report on Form 8-K filed with the Commission on May 30, 2002

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTNET  SYSTEMS,  INC.



/s/  Edward  A.  Bennett                               Date: August 14, 2002
-------------------------------------                       -------------------
Edward A. Bennett
Acting Chairman of the Board of Directors


/s/  George  L.  Hernandez                             Date: August 14, 2002
-------------------------------------                       -------------------
George  L.  Hernandez
Acting Chief Operating Officer; Vice President,
Finance and Administration; and Secretary