Form 10-K
period 2002-09-30
SOFTNET SYSTEMS INC
filed 2002-11-19
CIK 97196

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended SEPTEMBER 30, 2002.
                               -------------------
                                       OR
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _____________ to _____________.

                       Commission File Number:  001-05270
                                                ---------

                           AMERICAN INDEPENDENCE CORP.
                         (FORMERLYSOFTNET SYSTEMS, INC.)
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  11-1817252
                --------                                   ----------
     (State or other jurisdiction of                  (I.R.S.  Employer
      incorporation or organization)                   Identification No.)


   485 MADISON AVENUE, NEW YORK, NEW YORK                   10022
   --------------------------------------                   -----
  (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code:  (212) 355-4141

        Securities registered pursuant to Section 12(b) of the Act:  NONE

  Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, PAR
                              VALUE $0.01 PER SHARE

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at OCTOBER 31, 2002, was approximately $38,608,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                      OUTSTANDING ATOCTOBER 31, 2002
                   -----                      ------------------------------
        COMMON STOCK, $0.01 PAR VALUE                   25,183,701

                      DOCUMENTS INCORPORATED BY REFERENCE:
                      ------------------------------------
 Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders (Part III)

--------------------------------------------------------------------------------
================================================================================

                                     PART I

ITEM  1.  BUSINESS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The actual results of American Independence Corp. and subsidiaries could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Annual Report on Form 10-K. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates", "likelihood", "unlikelihood", "assessment" and "foreseeable", and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause our actual results to differ materially from the statements and those expressed or implied in any forward-looking statements made by us, or on our behalf. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

On July 30, 2002, SoftNet Systems, Inc., and subsidiaries (collectively referred to as the "Company") entered into an agreement to acquire First Standard Holdings Corp. from SSH Corp. and Independence Holding Company ("IHC") for $31,920,000 in cash. Subsequently at the Special Meeting of Stockholders on November 14, 2002, the Company's stockholders approved the stock purchase agreement between the Company, SSH Corp. and IHC (the "Purchase Agreement"), and approved the Company's name change to American Independence Corp. Also on November 14, 2002, the Company consummated the transactions contemplated by the Purchase Agreement and First Standard Holdings Corp. changed its name to Independence American Holdings Corp. ("IAHC"). IAHC and its wholly-owned subsidiaries are engaged in the insurance and reinsurance business. The Company, which was a holding company principally engaged in providing Internet services, had previously wound down its Internet related businesses and as a result of the acquisition of IAHC has become an insurance holding company. Additionally, due to the acquisition of IAHC, the Company has decided to close its offices in San Francisco, terminate all but one of its employees, and enter into a services agreement with IHC under which the Company's operations will be directed by IHC management and employees. The transaction is more fully described in the Company's Definitive Proxy/Prospectus Statement on Schedule 14A as filed with the Securities Exchange Commission on September 30, 2002.

In a separate transaction on July 30, 2002, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 5,000,000 common stock shares at $3.00 per share for a total value of $15,000,000. As a result of this transaction, PCCW's appointees Linus W.L. Cheung and Jeffrey A. Bowden resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, President and Chief Executive Officer of IHC, were appointed to the Company's Board of Directors. Additionally, upon closing of the purchase of IAHC, IHC has agreed to make a cash tender offer at $3.00 per share for at least 3,000,000 outstanding common stock shares of the Company, subject to certain limitations, by no later than February 18, 2003.

On May 17, 2002, the Company received a Nasdaq Staff Determination Letter stating that the Company's common stock was no longer eligible for continued listing on the Nasdaq National Market as a result of the Company ceasing the operations of its last business segment, Intellicom, and that the Company therefore did not meet the requirements for continued listing set forth in Marketplace Rules 4300 and 4330. Subsequently, the Company requested and was granted an oral hearing before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq Staff Determination Letter, which stayed the delisting of the Company's common stock pending the outcome of the hearing. On July 12, 2002, the Company appeared before the Nasdaq Listing Qualifications Panel to present the Company's plan to acquire IAHC, which would allow the Company to comply with the Marketplace Rules 4300 and 4330. On August 15, 2002, the Nasdaq Listing Qualifications Panel informed the Company that the Company will remain listed on Nasdaq, subject to meeting various conditions, including the completion of the acquisition of IAHC by December 31, 2002. Nasdaq has also informed the Company that if it does remain listed on Nasdaq, following the acquisition of IAHC, the Company will be required to meet Nasdaq's initial listing requirements as well as Nasdaq's continued listing requirements.

As of September 30, 2002, the Company had substantially completed the wind down of its Internet services related subsidiaries, ISP Channel, Inc. ("ISP Channel"), Intelligent Communications, Inc. ("Intellicom"), and Aerzone Corporation ("Aerzone"), including Laptop Lane Limited ("Laptop Lane"), as a result of the following:

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue its ISP Channel operations because of (1) the consolidation in the cable industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. Subsequently on December 19, 2000, the Company's Board of Directors approved a plan to discontinue its Aerzone, including Laptop Lane, business in light of, among other things, significant long-term capital needs and the difficulty of securing the necessary financing because of the financial markets. In conjunction with discontinuing the ISP Channel and Aerzone businesses, the Company's Board of Directors on December 28, 2000, approved a plan to reduce its corporate headquarters staff.

On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Subsequently on April 22, 2002, Intellicom entered into an agreement to sell certain assets to Native Intellicom, Inc., a wholly-owned subsidiary of the Pinoleville Band of Pomo Indians, for cash, subject to the termination of Intellicom's lease for its facility in Livermore, California. On August 1, 2002, Intellicom terminated the agreement with the Pinoleville Band of Pomo Indians and is negotiating to sell those assets to another group of Native Americans.

EMPLOYEES

The  Company  had  9  employees  at  October  31,  2002.

FACILITIES

The Company's principal executive office is located at 485 Madison Avenue, New York, New York 10022. The Company is currently in negotiations to sublease its previous principal executive office located at 650 Townsend Street, Suite 225, San Francisco, California 94103.

                      INDEPENDENCE AMERICAN HOLDINGS CORP.

Prior to its acquisition by the Company, Independence American Holdings Corp., a Delaware corporation, and it subsidiaries (collectively referred to as "IAHC"), were an indirect wholly-owned subsidiary of IHC. IAHC is engaged principally in the health insurance and reinsurance business through its wholly-owned subsidiaries; Independence American Insurance Company ("Independence American"), formerly First Standard Insurance Corp.; IndependenceCare Holdings LLC and its subsidiaries (collectively referred to as "IndependenceCare"); and Risk Assessment Strategies, Inc. ("RAS").

PRINCIPAL  PRODUCT  AND  SERVICES

Independence  American  Insurance  Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 24 states, and has a B+ (Very Good) rating from A.M. Best & Company, Inc ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of IAHC.

Independence American reinsures employer medical stop-loss insurance for self-insured group medical plans. Self-insured plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through other health care plans provided by an insurer or Health Maintenance Organization ("HMO"). Employer medical stop-loss insurance allows self-insured employers to manage the risk of excessive health insurance costs under self funded plans by limiting the employer's health care expenses to a predetermined amount. This stop-loss coverage is available on either a "specific" or a "specific and aggregate" basis. Specific stop-loss coverage reimburses employers from large claims incurred by an individual employee or dependent. When an employee or dependent's covered claims exceed the specific stop-loss deductible, covered amounts in excess of the deductible are reimbursable to the employer under the specific stop-loss policy. The specific stop-loss deductible is selected based on the number of covered employees, the employer's capacity to assume some of the risk, and the medical claim experience of the plan. Aggregate stop-loss coverage protects the employer against fluctuations due to claim frequency. The employer's overall claim liability is limited to a certain dollar amount, often referred to as the attachment point. An aggregate stop-loss policy usually provides reimbursement when covered claims for the plan as a whole exceed the attachment point. Approximately 50% of the stop-loss policies Independence American reinsures cover specific claims only. Employer medical stop-loss is a "short-tail" business which means that substantially all claims will have been paid within eighteen months after inception of a policy.

Independence American has entered into reinsurance treaties with Standard Security Life Insurance Company of New York ("Standard Life") and Madison
National Life insurance Company, Inc. ("Madison Life") pursuant to which Standard Life and Madison Life, respectively, will cede, at treaty renewals, at least 15% of their employer medical stop-loss business to Independence American. Standard Life and Madison Life are wholly-owned subsidiaries of IHC. The reinsurance treaties between Independence American and Standard Life, on the one hand, and Independence American and Madison Life, on the other hand, terminate December 31, 2014, unless sooner terminated by Independence American. Standard Life, which is domiciled in New York, has an A (Excellent) rating from A.M. Best, and is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. Madison Life, which is domiciled in Wisconsin, has an A- (Excellent) rating from A.M. Best, is licensed to sell insurance products in 46 states, the District of Columbia and the Virgin Islands, and is an accredited reinsurer in New York. Standard Life and Madison Life market employer medical stop-loss insurance nationally through a network of managing general underwriters ("MGUs"), who are non-salaried contractors that receive administrative fees. Standard Life currently markets this product through 11 MGUs, including IndependenceCare and RAS. Madison Life currently markets through 2 MGUs. MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by Standard Life and Madison Life, billing and collecting premiums from the employers, paying commissions to third party administrators ("TPAs") and/or brokers, and adjudicating claims. Standard Life and Madison Life are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing and medically managing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves.

Managed  Care  Excess  Coverage

Independence American issues and reinsures managed care excess coverages, which includes provider excess loss insurance and HMO reinsurance.

Provider  Excess  Loss  Insurance  and  Reinsurance

Independence American issues and reinsures provider excess loss insurance on a specific loss basis only. This product is marketed to providers, managed care organizations, including provider hospital organizations, hospital groups, physician groups and individual practice associations (collectively "MCOs") that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation.

Independence American is licensed in 24 states and has begun to write provider excess loss insurance in certain of these states through IndependenceCare and another MGU that specializes in this product. IndependenceCare and this MGU are responsible for marketing, underwriting, billing and collecting premiums, and medically managing, administering and adjudicating claims. Independence American also reinsures provider excess loss insurance written through IndependenceCare and this other MGU and issued by Standard Life and other carriers on a specific loss basis only.

HMO  Reinsurance

Independence American reinsures HMO Reinsurance coverage written through Standard Life and marketed by IndependenceCare. This coverage protects HMO's against excess losses incurred under an HMO health plan and is marketed to HMO's who desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation.

Managing  General  Underwriters

IndependenceCare is an MGU for the employer medical stop-loss, provider excess loss and HMO Reinsurance products of Standard Life and Independence American. IndependenceCare has agreements with other carriers to write business on its behalf in the event of marketing conflicts or regulatory requirements. During the first quarter of 2001, IndependenceCare acquired the business and employees of two other managed care MGUs and, during the first quarter of 2002, it acquired the business and employees of a medical stop-loss MGU. IndependenceCare currently has three operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C. and IndependenceCare Underwriting Services - Southwest L.L.C. IndependenceCare's experienced staff is responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims. Final authority for all financial decisions remains with the carrier.

RAS is an MGU for employer medical stop-loss and group life for Standard Life and another carrier. RAS, which is based in South Windsor, Connecticut, has experienced marketing, underwriting and claims personnel.

REINSURANCE  INDUSTRY

Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual or classes of risks, catastrophe protection from large or multiple losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without an accompanying increase in capital and surplus. Reinsurance, however, does not discharge the ceding company from its liability to policyholders.

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type of category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company's underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties and for unusual risks.

Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis. Under pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company's retention or reinsurer's attachment point, generally subject to a negotiated reinsurance contract limit.

Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expenses). There is usually no ceding commission on excess of loss reinsurance.

Reinsurers  may  purchase  reinsurance  to  cover  their  own  risk  exposure.
Reinsurance of a reinsurer's business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual or classes of risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity.

RESERVES  AND  INVESTMENTS

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's Board of Directors. As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2001, approximately 100% of the fixed maturities were investment grade. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of IAHC's board of directors.

As required by insurance laws and regulations, Independence American establishes reserves to meet obligations on policies in-force. These reserves are amounts which are calculated to be sufficient to meet anticipated future policy obligations. Premiums and reserves are based upon certain assumptions with respect to morbidity. Independence American invests its assets, which support the reserves and other funds in accordance with applicable insurance law, under the supervision of their respective boards of directors. IAHC manages interest rate risk seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities.

Under Delaware insurance law, there are restrictions relating to the percentage of an insurer's admitted assets that may be invested in a specific issuer or in the aggregate in a particular type of investment. In addition, there are qualitative investment restrictions.

COMPETITION  AND  REGULATION

Independence American competes with many larger insurance and reinsurance companies and managed care organizations. IndependenceCare and RAS compete with many other managing general underwriters, insurance companies, HMOs and other managed care organizations.

IAHC is an insurance holding company; as such, it is subject to regulation and supervision by the insurance supervisory agencies of Delaware. Independence American is also subject to regulation and supervision in all jurisdictions in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is designed primarily for the benefit of policyholders rather than the stockholders of an insurance company or holding company.

Certain transactions within the holding company system are also subject to regulation and supervision by such regulatory agencies. All such transactions must be fair and equitable. Notice to or prior approval by the insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system. Under Delaware insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, and is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person. An agreement to acquire control of an insurer domiciled in Delaware must be approved by the Commissioner of Insurance of Delaware. In addition, periodic disclosure is required concerning the operations, management and financial condition of the insurer within the holding company system. An insurer is also required to file detailed annual statements with each supervisory agency, and its affairs and financial conditions are subject to periodic examination.

Risk-based capital requirements are imposed on property and casualty insurance companies. The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital. Companies that do not meet certain minimum standards require specified corrective action. The risk-based capital ratio for Independence American exceeds such minimum ratios.

EMPLOYEES

As of October 31, 2002, IAHC has 31 employees.

PROPERTIES

IndependenceCare leases 4,000 square feet of office space in Minneapolis, Minnesota; 3,800 square feet in Vernon Hills, Illinois; 2,500 square feet in Franklin, Tennessee; and 1645 square feet in Austin, Texas. RAS leases 4,200 square feet of office space in South Windsor, Connecticut.

LEGAL  PROCEEDINGS

There are various lawsuits pending against IAHC in the normal course of its insurance business. IAHC's management is of the opinion that the ultimate liabilities arising from such litigation, if any, would not have a material adverse effect on the financial position of IAHC.

ITEM  2.  PROPERTIES

American Independence Corp., formerly SoftNet Systems, Inc., and subsidiaries (collectively referred to as the "Company") leases approximately 16,800 square feet of office space at 650 Townsend Street, San Francisco, California, which expires on July 31, 2005. The Company is currently in negotiations to sublease these offices.

IndependenceCare leases 4,000 square feet of office space in Minneapolis, Minnesota; 3,800 square feet in Vernon Hills, Illinois; 2,500 square feet in Franklin, Tennessee; and 1645 square feet in Austin, Texas. RAS leases 4,200 square feet of office space in South Windsor, Connecticut.

ITEM  3.  LEGAL  PROCEEDINGS

On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought an action in San Francisco Superior Court against American Independence Corp., formerly SoftNet Systems, Inc., and subsidiaries (collectively referred to as the "Company"), alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. ("Freewire") and claiming damages of approximately $3.5 million, which may increase over time. On December 31, 2001, the San Francisco Superior Court issued an order to deny Lucent's application for writ of attachment, finding that Lucent had not shown a substantial probability that it will prevail on its claim. The Company continues to believe that Lucent's claims are without merit and will contest these claims vigorously.

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

On October 30, 2001, Global Information Distribution GmbH ("GID") commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of Micrographic Technology Corporation ("MTC") to GID on September 30, 1999. GID claims approximately $750,000 in damages. The Company believes GID's claims are without merit and intends to contest these claims vigorously.

The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its discontinued businesses. The Company believes the results of the above noted legal proceedings, other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

There are various lawsuits pending against IAHC in the normal course of its insurance business. IAHC's management is of the opinion that the ultimate liabilities arising from such litigation, if any, would not have a material adverse effect on the financial position of IAHC.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  Applicable

                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS

Since November 15, 2002, the common stock of American Independence Corp., formerly SoftNet Systems, Inc., and subsidiaries (collectively referred to as the "Company") has been listed and traded on the Nasdaq National Market ("Nasdaq") under the symbol "AMIC". From April 14, 1999 through November 14, 2002, the Company's common stock was traded and listed on Nasdaq under the symbol "SOFN". Prior to that date, the Company's common stock was traded and listed on the American Stock Exchange ("AMEX") under the symbol "SOF". The per share range of high and low sale prices for the Company's common stock as reported on Nasdaq, as applicable, for each three month period over the two years ended September 30, 2002, are as follows:

                                       HIGH        LOW
                                     ---------  ---------

     YEAR ENDED SEPTEMBER 30, 2001:
       December 31, 2000. . . . . .  $6.437500  $1.125000
       March 31, 2001 . . . . . . .   2.500000   1.062500
       June 30, 2001. . . . . . . .   2.150000   1.156250
       September 30, 2001 . . . . .   2.100000   1.380000

     YEAR ENDED SEPTEMBER 30, 2002:
       December 31, 2001. . . . . .  $1.880000  $1.290000
       March 31, 2002 . . . . . . .   2.220000   1.710000
       June 30, 2002. . . . . . . .   2.290000   1.800000
       September 30, 2002 . . . . .   2.550000   1.720000

At October 31, 2002, there were 407 record holders of the Company's common stock. The closing price for the Company's common stock at October 31, 2002, was $2.39.

On July 30, 2002, the Company's Board of Directors approved a shareholder rights plan (the "Plan"). Pursuant to the Plan's approval, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding common stock share. The dividend distribution of the Rights will be payable to common stock stockholders of record on August 14, 2002. The Rights distribution is not taxable to stockholders. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires or announces a tender offer for 4.99% or more of the Company's common stock. Under certain circumstances, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $3.00. The Company's Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 4.99% or more of the outstanding common stock.

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

Subsequently, as a result of the approval of the Company's amended and restated Certificate of Incorporation by the Company's stockholders at the Special
Meeting  of  Stockholders  on  November  14,  2002,  and  filing of the restated
Certificate of Incorporation with the Secretary of State of the State of Delaware, the Plan expired.

Other than restrictions that may be part of various debt instruments, the Company does not have any legal restriction on paying dividends.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On September 15, 1995, in association with the acquisition of MTC, the Company assumed $1,800,000 of 6% Convertible Subordinated Secured Debentures due February 28, 2002. These 6% debentures were subject to redemption at the option of the Company at face value, provided however, that the Company issued warrants to purchase common stock shares for the same number of shares as would have been issued if the debentures were converted. These debentures were convertible into the Company's common stock at $8.10 per share. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act"). As of September 30, 1999, the Company issued 140,739 common stock shares pursuant to the conversion of $1,140,000 of these convertible debentures. Subsequently on November 15, 2000, the remaining principal of $660,000 and accrued interest was paid.

On September 15, 1995, the Company issued $2,856,000 of its 9% Convertible Subordinated Debentures due September 15, 2000, in conjunction with the acquisition of MTC. The debentures were issued to the shareholders of MTC as partial consideration for the acquisition. These 9% debentures had a conversion price of $6.75. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act. As of September 30, 1999, the Company issued 222,200 common stock shares pursuant to the conversion of $1,499,000 of these debentures. For the year ended September 30, 2000, the Company issued 1,467 common stock shares pursuant to the conversion of $63,000 of convertible debt by two separate holders of these debentures. On September 15, 2000, the Company paid the remaining $1,294,000 of convertible debt and accrued interest in cash.

On January 2, 1998, the Company issued $1,444,000 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002, to Mr. R.C.W. Mauran, who was at the time of the transaction a beneficial owner of more than 5% of the Company's common stock, in exchange for the assignment to the Company of certain equipment leases and other consideration, all of which had been assimilated into the business of Micrographic Technology Corporation. The debentures were convertible into the Company's common stock at $8.25 per share after December 31, 1998. These securities were issued in a non-public offering pursuant to transactions exempt under Section 4(2) of the Securities Act. On September 30, 2002, the Company paid the principal of $1,444,000 and accrued interest in cash.

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

On February 9, 1999, a wholly owned subsidiary of the Company merged with and into Intellicom (the "Intellicom Acquisition"). The Intellicom Acquisition was accounted for under the purchase method, and the results of Intellicom have been included in the consolidated financial statements since the date of acquisition. The purchase price of $14,869,000 was comprised of: (i) a cash component of

$500,000 (the "Cash Consideration"); (ii) a promissory note in the amount of $1,000,000 bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note"); (iii) a promissory note in the amount of $2,000,000 bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note are defined as "Debt Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7,469,000 (the "Closing Shares"); (v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3,500,000 (the "Anniversary Shares", together with the Closing Shares are defined as "Equity Consideration"); and (vi) certain direct acquisition costs totaling $400,000. The Debt Consideration may be partially or wholly converted into the Company's common stock, under certain circumstances. The conversion price of the Debt Consideration was based upon the average closing price of the Company's common stock for the 15 days immediately preceding the conversion date. In April 1999, the Company paid the First Promissory Note and related interest in full with a combination of $832,000 in cash and the remainder, after expenses, with 6,118 common stock shares valued at $190,000. The Intellicom Acquisition agreement required the Company to issue $1,500,000 of common stock shares on the first anniversary date of the Intellicom Acquisition. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former Intellicom stockholders. On February 7, 2001, the Company made an offer to the former Intellicom stockholders to pay a discounted amount in lieu of the Company's obligation to pay cash and stock for the remaining consideration, which was to be paid in connection with the Intellicom acquisition and consisted of (i) a $2,000,000 8.5% promissory note and accrued interest, (ii) the requirement for the Company to issue $1,500,000 of common stock shares on the second anniversary date of the Intellicom acquisition, and
(iii) the requirement for the Company to issue $500,000 of common stock shares on the third anniversary date of the Intellicom acquisition. The parties agreed to settle the obligation by which the Company paid $2,815,000 (including accrued interest of $325,000), issued 99,922 common stock shares valued at $199,000, and recognized a $1,326,000 extraordinary gain on settlements of outstanding obligations. On February 9, 2002, the Company issued 12,426 common stock shares to settle the remaining obligations related to the requirement to issue common stock shares on the third anniversary date of the Intellicom acquisition. Both the Debt Consideration and the Equity Consideration were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

On February 22, 1999, the Company entered into a license agreement with Inktomi Corporation ("Inktomi", the "Inktomi Licensing Agreement") allowing the Company rights to install certain Inktomi caching technology into the Company's cable-based Internet network infrastructure. Additionally, the Inktomi Licensing Agreement allowed the Company to purchase up to 500 additional licenses during the first four years of the agreement. The Inktomi Licensing Agreement was valued at $4,000,000 for a total of 500 licenses, of which the first $1,000,000 was paid with 65,843 common stock shares of the Company and the remaining amount payable in cash in eight quarterly payments of $375,000. For the years ended September 30, 2001, 2000 and 1999, total payments amounted to $750,000, $1,500,000 and $750,000, respectively. Prepaid license fees were $2,602,000 at September 30, 2000. As a result of the Company discontinuing the operations of ISP Channel, prepaid license fees were written off and reflected in the loss on disposition of discontinued operations for the year ended September 30, 2000. Payments for the year ended September 30, 2001, were charged directly to the net liabilities associated with discontinued operations of ISP Channel, Inc. of the accompanying consolidated balance sheet. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

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

In conjunction with offering incentives to launch the Company's ISP Channel cable-based Internet services, the Company issued common stock to cable affiliates in return for the exclusive rights to provide Internet services to their customers. During the year ended September 30, 1999, the Company issued an aggregate of 13,574 common stock shares valued at $337,000 to eight separate cable affiliates. During the year ended September 30, 2000, the Company issued 35,160 common stock shares valued at $419,000 to two separate cable affiliates. In addition, on April 12, 1999, the Company issued 660,000 common stock shares to an investor for $14,990,000 in cash and a modification of the affiliate agreement between the Company and Teleponce Cable TV, which is controlled by the investor; the modification of the affiliate agreement was valued at $8,925,000 as a cable affiliate launch incentive. Further, on November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC

("Mediacom"). In exchange for signing an agreement to launch the ISP Channel services, the Company issued a total of 3,500,000 common stock shares to Mediacom, of which 3,150,000 common stock shares were restricted. The restrictions were progressively lifted as Mediacom launched ISP Channel's services in Mediacom's cable television systems. At September 30, 2000, there were 2,100,000 common stock shares restricted and unvalued. The unrestricted 1,400,000 common stock shares were valued at $26,513,000 as a cable affiliate launch incentive. As a result of the Company discontinuing the operations of ISP Channel, the cable affiliate launch incentive, net of amortization, was written off and reflected in the loss on disposition of discontinued operations for the year ended September 30, 2000, and in the net assets associated with discontinued operations at September 30, 1999. On February 16, 2001, the Company and ISP Channel entered into agreements with Mediacom, to terminate Mediacom's affiliate relationship with ISP Channel. As part of these agreements Mediacom released all obligations under the affiliate agreement with ISP Channel and returned 1,300,000 restricted common stock shares of the Company, and in exchange received certain equipment, a $3,768,000 payment from the Company, and the Company removed restrictions on 800,000 common stock shares valued at $1,500,000 held by Mediacom. Mediacom currently holds a total of 2,200,000 unrestricted common stock shares of the Company. Pursuant to these agreements, neither the Company nor ISP Channel has any further material obligation to Mediacom. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

On December 13, 1999, the Company completed a private placement of 5,000,000 common stock shares for net proceeds of $128,121,000 to Pacific Century Cyberworks Limited ("PCCW"), and entitled PCCW to designate two persons for election to the Board of Directors. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. On July 30, 2002, Independence Holding Company ("IHC") acquired PCCW entire interest in the Company consisting of 5,000,000 common stock shares at $3.00 per share for a total value of $15,000,000. As a result of this transaction, PCCW's appointees Linus W.L. Cheung and Jeffrey A. Bowden resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, Chief Executive Officer of IHC, were appointed to the Company's Board of Directors. Additionally, IHC has agreed to make a cash tender offer at $3.00 per share for at least 3,000,000 outstanding common stock shares of the Company, subject to certain limitations.

On April 21, 2000, the Company acquired Laptop Lane Limited ("Laptop Lane"), a Washington corporation, under the purchase method of accounting, and the results of Laptop Lane have been included in the consolidated financial statements since the date of acquisition. Laptop Lane was a provider of business center services in airports. The Company paid approximately $21,559,000 consisting of (i) 972,266 common stock shares of the Company valued at $15,107,000, net of adjustment for expenses paid by the Company on behalf of Laptop Lane, exchanged for all outstanding common stock shares of Laptop Lane, (ii) direct acquisition costs of approximately $2,300,000, which included a bonus payment to Laptop Lane employees of $431,000 in lieu of Laptop Lane stock options, and (iii) 250,000 common stock shares of the Company valued at $3,652,000 issued to former Laptop Lane stockholders in payment for achieving certain criteria. As part of the acquisition, an additional 333,333 common stock shares of the Company were to be distributed to former Laptop Lane stockholders if certain performance goals or other criteria were met. At September 30, 2000, Laptop Lane achieved three of the four performance goals; as a result, 249,981 common stock shares of the Company and cash amounting to $3,652,000 were distributed to the former Laptop Lane stockholders. In October 2000, Laptop Lane achieved the fourth performance goal requirement, resulting in the distribution of 81,050 common stock shares of the Company valued at $332,000 to the former Laptop Lane stockholders. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

As of September 30, 2002, the Company has granted stock options to seven separate consultants to purchase an aggregate of 180,500 common stock shares. The stock options were granted as partial consideration for services rendered.
The stock options typically vest over the period of contracted service. These stock options have an exercise price range from $7.375 to $23.8125. In the aggregate, the stock options have a weighted average exercise price of $13.08. At September 30, 2002, consultant stock options for 15,000 common stock shares were vested and outstanding. For the year ended September 30, 2002, no stock options were issued to consultants. These stock options for common stock shares were granted in a nonpublic offering pursuant to transactions exempt under
Section  4(2)  of  the  Securities  Act.

ITEM  6.  SELECTED  FINANCIAL  DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussions and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended and consolidated balance sheet data as of September 30, 2002, 2001, 2000 and 1999, have been derived from the American Independence Corp., formerly SoftNet Systems, Inc., and subsidiaries (collectively referred to as the "Company") consolidated financial statements audited by KPMG LLP. The consolidated statements of operations for the year ended and consolidated balance sheet data as of September 30, 1998, were derived from the Company's consolidated financial statements audited by PricewaterhouseCoopers LLP.

                                                                           YEAR ENDED SEPTEMBER 30,
                                                            ------------------------------------------------------
                                                              2002       2001      2000(b)     1999(c)     1998
                                                            ---------  ---------  ----------  ---------  ---------
                                                                    (In thousands, except per share data)
Consolidated Statement of Operations Data(a):
---------------------------------------------

Operating expenses:
  Selling and marketing, engineering, and general and
    administrative . . . . . . . . . . . . . . . . . . . .  $  7,297   $ 10,016   $  13,078   $  7,268   $  1,866
  Depreciation . . . . . . . . . . . . . . . . . . . . . .       189        350         355        175         84
  Compensation expense (benefit) related to stock options.     1,466       (807)     14,668      8,173         27
  Provision for impaired assets. . . . . . . . . . . . . .       352          -           -          -          -
  Restructuring expense. . . . . . . . . . . . . . . . . .       502      3,900           -          -          -
                                                            ---------  ---------  ----------  ---------  ---------

    Total operating expenses . . . . . . . . . . . . . . .     9,806     13,459      28,101     15,616      1,977
                                                            ---------  ---------  ----------  ---------  ---------

Loss from continuing operations. . . . . . . . . . . . . .    (9,806)   (13,459)    (28,101)   (15,616)    (1,977)

Other income (expenses):
  Interest income. . . . . . . . . . . . . . . . . . . . .     1,802      6,421      11,840      3,617        112
  Interest expense . . . . . . . . . . . . . . . . . . . .       (72)      (107)       (526)    (4,675)      (966)
  Gain (loss) on disposition of equity investments, net. .      (733)   (17,195)     10,157          -          -
  Equity in net losses of investee companies . . . . . . .         -       (394)       (581)         -          -
  Miscellaneous income (expense) . . . . . . . . . . . . .       (21)       216        (396)    (1,414)      (173)
                                                            ---------  ---------  ----------  ---------  ---------

Loss from continuing operations before income taxes. . . .    (8,830)   (24,518)     (7,607)   (18,088)    (3,004)

Provision for income taxes . . . . . . . . . . . . . . . .         -          -           -       -  -          -
                                                            ---------  ---------  ----------  ---------  ---------

Loss from continuing operations. . . . . . . . . . . . . .    (8,830)   (24,518)     (7,607)   (18,088)    (3,004)

Discontinued operations:
  Loss from operations . . . . . . . . . . . . . . . . . .    (1,829)   (29,557)    (85,346)   (33,741)   (13,998)
  Gain (loss) on disposition . . . . . . . . . . . . . . .    (4,097)    (4,898)   (139,400)     1,820          -
Extraordinary item:
  Gain on settlements of outstanding obligations . . . . .         -      1,326           -          -          -
                                                            ---------  ---------  ----------  ---------  ---------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . .   (14,756)   (57,647)   (232,353)   (50,009)   (17,002)

Preferred dividends. . . . . . . . . . . . . . . . . . . .         -          -           -       (473)      (343)
                                                            ---------  ---------  ----------  ---------  ---------

Net loss applicable to common shares . . . . . . . . . . .  $(14,756)  $(57,647)  $(232,353)  $(50,482)  $(17,345)
                                                            =========  =========  ==========  =========  =========

Basic and diluted loss per common share:
  Loss from continuing operations. . . . . . . . . . . . .  $  (0.35)  $  (0.98)  $   (0.32)  $  (1.46)  $  (0.41)
  Discontinued operations. . . . . . . . . . . . . . . . .     (0.24)     (1.38)      (9.56)     (2.59)     (1.89)
  Extraordinary item . . . . . . . . . . . . . . . . . . .         -       0.05           -          -          -
  Preferred dividends. . . . . . . . . . . . . . . . . . .         -          -           -      (0.04)     (0.05)
                                                            ---------  ---------  ----------  ---------  ---------

  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $  (0.59)  $  (2.31)  $   (9.88)  $  (4.09)  $  (2.35)
                                                            =========  =========  ==========  =========  =========

Consolidated Balance Sheet Data(a):
-----------------------------------

Working capital. . . . . . . . . . . . . . . . . . . . . .  $ 60,626   $ 70,684   $ 130,067   $133,821   $ 11,817
Total assets . . . . . . . . . . . . . . . . . . . . . . .    70,814     84,500     190,809    193,731     21,810
Long-term liabilities. . . . . . . . . . . . . . . . . . .         -          -       4,104     20,153      9,048
Redeemable convertible preferred stock . . . . . . . . . .         -          -           -          -     18,187
Stockholders' equity (deficit) . . . . . . . . . . . . . .    63,665     76,446     139,914    163,710     (6,171)

______________________________

(a) Reflects business center services, satellite-based Internet services, cable-based Internet services, document management and telecommunications segments as discontinued operations.

(b) Includes Aerzone Corporation as a discontinued operation since its formation on January 24, 2000, and Laptop Lane Limited as a discontinued operation since its acquisition on April 21, 2000.

(c) Includes Intelligent Communications, Inc. as a discontinued operation since its acquisition on February 9, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the American Independence Corp. and subsidiaries (collectively referred to as the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The actual results of the Company could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Factors Affecting the Company's Operating Results" as well as those discussed elsewhere in this Annual Report on Form 10-K. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates", "likelihood", "unlikelihood", "assessment" and "foreseeable", and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause our actual results to differ materially from the statements and those expressed or implied in any forward-looking statements made by us, or on our behalf. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

On July 30, 2002, SoftNet Systems, Inc., and subsidiaries (collectively referred to as the "Company") entered into an agreement to acquire First Standard Holdings Corp. from SSH Corp. and Independence Holding Company ("IHC") for $31,920,000 in cash. Subsequently at the Special Meeting of Stockholders on November 14, 2002, the Company's stockholders approved the stock purchase agreement between the Company, SSH Corp. and IHC (the "Purchase Agreement"), and approved the Company's name change to American Independence Corp. Also on November 14, 2002, the Company consummated the transactions contemplated by the Purchase Agreement and First Standard Holdings Corp. changed its name to Independence American Holdings Corp. ("IAHC"). IAHC and its wholly-owned subsidiaries are engaged in the insurance and reinsurance business. The Company, which was a holding company principally engaged in providing Internet services, had previously wound down its Internet related businesses and as a result of the acquisition of IAHC has become an insurance holding company. Additionally, due to the acquisition of IAHC, the Company has decided to close its offices in San Francisco, terminate all but one of its employees, and enter into a services agreement with IHC under which the Company's operations will be directed by IHC management and employees. The transaction is more fully described in the Company's Definitive Proxy/Prospectus Statement on Schedule 14A as filed with the Securities Exchange Commission on September 30, 2002.

In a separate transaction on July 30, 2002, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 5,000,000 common stock shares at $3.00 per share for a total value of $15,000,000. As a result of this transaction, PCCW's appointees Linus W.L. Cheung and Jeffrey A. Bowden resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, President and Chief Executive Officer of IHC, were appointed to the Company's Board of Directors. Additionally, upon closing of the purchase of IAHC, IHC has agreed to make a cash tender offer at $3.00 per share for at least 3,000,000 outstanding common stock shares of the Company, subject to certain limitations.

On May 17, 2002, the Company received a Nasdaq Staff Determination Letter stating that the Company's common stock was no longer eligible for continued listing on the Nasdaq National Market as a result of the Company ceasing the operations of its last business segment, Intellicom, and that the Company therefore did not meet the requirements for continued listing set forth in Marketplace Rules 4300 and 4330. Subsequently, the Company requested and was granted an oral hearing before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq Staff Determination Letter, which stayed the delisting of the Company's common stock pending the outcome of the hearing. On July 12, 2002, the Company appeared before the Nasdaq Listing Qualifications Panel to present the Company's plan to acquire IAHC, which would allow the Company to comply with the Marketplace Rules 4300 and 4330. On August 15, 2002, the Nasdaq Listing Qualifications Panel informed the Company that the Company will remain listed on Nasdaq, subject to meeting various conditions, including the completion of the acquisition of IAHC by December 31, 2002. Nasdaq has also informed the Company that if it does remain listed on Nasdaq, following the acquisition of IAHC, the Company will be required to meet Nasdaq's initial listing requirements as well as Nasdaq's continued listing requirements.

As of September 30, 2002, the Company had substantially completed the wind down of its Internet services related subsidiaries, ISP Channel, Inc. ("ISP Channel"), Intelligent Communications, Inc. ("Intellicom"), and Aerzone Corporation ("Aerzone"), including Laptop Lane Limited ("Laptop Lane"), as a result of the following:

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue its ISP Channel operations because of (1) the consolidation in the cable industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. Subsequently on December 19, 2000, the Company's Board of Directors approved a plan to discontinue its Aerzone, including Laptop Lane, business in light of, among other things, significant long-term capital needs and the difficulty of securing the necessary financing because of the financial markets. In conjunction with discontinuing the ISP Channel and Aerzone businesses, the Company's Board of Directors on December 28, 2000, approved a plan to reduce its corporate headquarters staff.

On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Subsequently on April 22, 2002, Intellicom entered into an agreement to sell certain assets to Native Intellicom, Inc., a wholly-owned subsidiary of the Pinoleville Band of Pomo Indians, for cash, subject to the termination of Intellicom's lease for its facility in Livermore, California. On August 1, 2002, Intellicom terminated the agreement with the Pinoleville Band of Pomo Indians and is negotiating to sell those assets to another group of Native Americans.

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

The results of operations for the years ended September 30, 2001 and 2000, have been reclassified for the effects of discontinued operations of Intellicom.

CRITICAL  ACCOUNTING  POLICIES

The preparation of consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies are significantly affected by judgments, assumptions and estimates used in preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the consolidated financial statements of the Company appearing elsewhere in this annual report on Form 10-K.

Discontinued  Operations

The Company accounts for discontinued operations in accordance to Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB 30, the Company accrued estimates of expected liabilities related to discontinued operations through its eventual discharge. The estimated remaining liabilities related to discontinued operations include contract terminations, litigation and loss from operations subsequent to September 30, 2002. The Company reviews the estimated closure costs liability on a quarterly basis to determine changes in the costs of the discontinued operations activities.

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

Short-term  Investments

The Company accounts for its short-term investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities.
Short-term investments generally consist of highly liquid securities with original maturities in excess of three months. The Company has classified its short-term investments as available-for-sale securities. These short-term investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive loss of the accompanying consolidated balance sheets. Realized gains and losses on short-term investments are computed using the specific identification method and are reported in miscellaneous income (expense), net of the accompanying consolidated statements of operations. Declines in value judged to be other-than-temporary is determined based on the specific identification method and are reported in loss in disposition of equity investments of the accompanying consolidated statements of operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2002, COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2001

Selling  and  Marketing.  The Company incurred no selling and marketing expenses
-----------------------
for the year ended September 30, 2002, compared to $182,000 for the year ended September 30, 2001, as a result of eliminating the public relations department associated with the December 28, 2000, corporate restructuring plan.

Engineering.  The  Company  incurred  no engineering expenses for the year ended
-----------
September 30, 2002, compared to $551,000 for the year ended September 30, 2001, as a result of eliminating the corporate technology department associated with the December 28, 2000, corporate restructuring plan.

General  and  Administrative.  Consolidated  general and administrative expenses
----------------------------
decreased $1,986,000, or 21%, to $7,297,000 for the year ended September 30, 2002, compared to $9,283,000 for the year ended September 30, 2001, primarily due to staff reductions associated with the December 28, 2000, corporate restructuring plan.

Depreciation.  Consolidated  depreciation expense decreased $161,000, or 46%, to
------------
$189,000 for the year ended September 30, 2002, compared to $350,000 for the year ended September 30, 2001, primarily due to sales and disposal of property.

Non-Cash  Compensation  Expense/Benefit  Related  to Stock Options.  The Company
------------------------------------------------------------------
recognized a non-cash compensation expense related to stock options of $1,466,000 for the year ended September 30, 2002, compared to non-cash compensation benefit related to stock options of $807,000 for the year ended September 30, 2001. For the year ended September 30, 2002 and 2001, non-cash compensation expense/benefit related to stock options issued to employees relates primarily to the amortization of deferred stock compensation resulting from below market value stock options granted between October 1998 and March 1999.

Non-cash compensation benefits are recognized following the reversal of previously recognized expenses related to terminated unvested stock options with a cliff vesting feature. Non-cash compensation expense related to stock options should continue to decrease as the Company reduces its staff as a result of its discontinued operations and corporate restructuring.

Provision  for Impaired Assets.  The Company recognized a charge of $352,000 for
-------------------------------
the year ended September 30, 2002, as a result of writing off its accounting software. In light of reduced operations, the Company migrated to an off-the-shelf accounting software.

Restructuring  Expense.  The  Company  recognized a restructuring charge for the
-----------------------
year ended September 30, 2001, related to a plan to downsize its corporate headquarters staff. The charge in the amount of $3,900,000 was recognized as restructuring expense and consisted primarily of termination payments for affected employees. The Company increased the restructuring reserve by $502,000 for the year ended September 30, 2002, as a result of additional estimated lease termination costs associated with Company headquarters. At September 30, 2002, a restructuring accrual of $1,446,000 remained outstanding.

Interest  Income.  Consolidated interest income decreased $4,619,000, or 72%, to
----------------
$1,802,000 for the year ended September 30, 2002, compared to $6,421,000 for the year ended September 30, 2001, as a result of lower interest rates, and decrease in cash, cash equivalents, and short-term investments, available-for-sale.

Interest  Expense.  Consolidated  interest expense decreased $35,000, or 33%, to
-----------------
$72,000 for the year ended September 30, 2002, compared to $107,000 for the year ended September 30, 2001. This decrease is primarily due to the reduction of interest expense resulting from the retirement of the 8.5% promissory note to the former Intellicom stockholders.

Loss  on  Disposition  of  Equity Investments.  The Company recognized a loss on
----------------------------------------------
disposition of equity investments of $733,000 for the year ended September 30, 2002, consisting of $253,000 related to the 1,000,000 SkyNet Global Limited common stock shares and $480,000 related to the 400,000 SkyNet Global Limited preference stock shares. For the year ended September 30, 2001, the Company recognized a charge of $17,195,000, consisting of a $768,000 write down of a note receivable and related interest associated with the sale of Big Sky Network Canada, Limited common shares to China Broadband Corporation, and $16,427,000 of write-downs and realized losses related to various short-term and long-term equity investments.

Equity  in  Net  Losses of Investee Companies.  The Company recognized equity in
----------------------------------------------
net losses of investee companies of $394,000 for the year ended September 30, 2001. The Company did not incur any equity in net losses of investee companies for the year ended September 30, 2002, as a result of the sale and write offs of investee companies accounted for under the equity method for the year ended September 30, 2001.

Miscellaneous  Expense,  Net.  The  Company  incurred consolidated miscellaneous
----------------------------
expense of $21,000 for the year ended September 30, 2002, compared to consolidated miscellaneous income of $216,000 for the year ended September 30, 2001, primarily resulting from the write off of costs associated with a failed business acquisition.

Income Taxes.  The Company made no provision for income taxes for the year ended
------------
September 30, 2002 and 2001, as a result of the Company's continuing losses.

Loss Attributed to Discontinued Operations.  The Company recognized a $5,926,000
-------------------------------------------
loss attributed to discontinued operations for the year ended September 30, 2002, compared to a loss of $34,455,000 for the year ended September 30, 2001. For the year ended September 30, 2002, the loss attributed to discontinued operations consisted of a $3,120,000 loss on disposition of Intellicom, a $1,829,000 loss from operations of Intellicom, a $1,127,000 loss on disposition of Micrographic Technology Corporation ("MTC"), as a result of a preliminary arbitration decision related to a dispute with Applications Informatiques Multimedia and a dispute related to the sale of MTC to Global Information Distribution GmbH ("GID"), a $900,000 gain on disposition of ISP Channel, resulting from the lower than anticipated costs of closing ISP Channel, and a $750,000 loss on disposition of Aerzone, resulting from a superior court decision related to a breach of contract and other legal matters. For the year ended September 30, 2001, the loss attributed to discontinued operations consisted of a $29,557,000 net loss from the operations of Intellicom, a $10,008,000 gain due to the revision of the loss on disposition of ISP Channel, resulting from lower than anticipated costs of closing ISP Channel, and a $14,906,000 loss on disposition of Aerzone, resulting primarily from the reduction of the estimated sales proceeds of Laptop Lane.

Extraordinary  Item-Gain  on Settlement of Obligation.  The Company recognized a
------------------------------------------------------
gain of $1,326,000 for the year ended September 30, 2001, resulting from the cash payment made in lieu of the Company's obligation to pay off the 8.5% promissory note and interest, and to settle business acquisition liability to former Intellicom stockholders with common stock.

Net Loss.  The Company had a net loss of $14,756,000, or a net loss per share of
--------
$0.59, for the year ended September 30, 2002, compared to a net loss of $57,647,000, or a net loss per share of $2.31, for the year ended September 30, 2001.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2001, COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2000

Selling  and  Marketing.  The Company's selling and marketing expenses decreased
------------------------
$1,572,000, or 90%, to $182,000 for the year ended September 30, 2001, compared to $1,754,000 for the year ended September 30, 2000, primarily as a result of eliminating the business development and public relations departments as part of a corporate restructuring.

Engineering.  The  Company's  engineering  expenses increased $15,000, or 3%, to
------------
$551,000 for the year ended September 30, 2001, compared to $536,000 for the year ended September 30, 2000.

General and Administrative.  The  Company's  general and administrative expenses
---------------------------
decreased $1,505,000, or 14%, to $9,283,000 for the year ended September 30, 2001, compared to $10,788,000 for the year ended September 30, 2000, primarily as a result of staff reductions as part of a corporate restructuring.

Depreciation.  The  Company's  depreciation  expense decreased $5,000, or 1%, to
-------------
$350,000 for the year ended September 30, 2001, compared to $355,000 for the year ended September 30, 2000.

Non-Cash  Compensation  Expense/Benefit  Related  to Stock Options.  The Company
-------------------------------------------------------------------
recognized a non-cash compensation benefit related to stock options of $807,000 for the year ended September 30, 2001, compared to non-cash compensation expense related to stock options of $14,668,000 for the year ended September 30, 2000. For the year ended September 30, 2001, non-cash compensation benefit related to stock options consisted of $776,000 related to employee stock options and $31,000 related to non-employee options, and for the year ended September 30, 2000, non-cash compensation expense related to stock options consisted of $14,407,000 related to employee stock options and $261,000 related to non-employee options.

Non-cash compensation benefits are recognized following the reversal of previously accrued expenses in respect to stock option terminations as result of corporate restructuring. Non-cash compensation expense related to stock options were expected to continue to decrease or generate a benefit, as the Company continued to reduce its staff due to its discontinued operations and corporate restructuring.

Restructuring  Expense.  The  Company  recognized  a  restructuring  expense  of
-----------------------
$3,900,000 for the year ended September 30, 2001, related to a plan to downsize its corporate headquarters staff. At September 30, 2001, restructuring reserve of $1,240,000 remained outstanding for corporate.

Interest Income.  The Company's interest income decreased $5,419,000, or 46%, to
----------------
$6,421,000 for the year ended September 30, 2001, compared to $11,840,000 for the year ended September 30, 2000, as a result of lower interest rates, and decrease in cash, cash equivalents, and short-term investments, available-for-sale.

Interest Expense.  The Company's interest expense decreased $419,000, or 80%, to
-----------------
$107,000 for the year ended September 30, 2001, compared to $526,000 for the year ended September 30, 2000. This decrease is primarily due to the reduction of interest expense resulting from the conversion of the 9% senior subordinated convertible notes, retirement of the 6% subordinated convertible notes and retirement of the 8.5% promissory note to the former Intellicom stockholders.

Equity  in  Net  Losses of Investee Companies.  The Company recognized equity in
----------------------------------------------
net losses of investee companies of $394,000 for the year ended September 30, 2001, compared to equity in net losses of investee companies of $581,000 for the year ended September 30, 2000.

Gain (Loss) on Disposition of Equity Investments, Net.  The Company recognized a
------------------------------------------------------
charge of $17,195,000 for the year ended September 30, 2001, consisting of a $768,000 write down of a note receivable and related interest associated with the sale of Big Sky Network Canada, Limited common shares to China Broadband Corporation; and $16,427,000 of write-downs and realized losses related to various short-term and long-term equity investments. The Company recognized a gain on disposition of long-term equity investments of $10,157,000 for the year ended September 30, 2000, primarily due to a $10,194,000 gain on an exchange of 50,000 common stock shares of Big Sky Network Canada, Limited for (i) $2,500,000 in cash, (ii) a promissory note in the amount of $1,700,000 bearing interest at 8% per annum due September 29, 2001, and (iii) 1,133,000 common stock shares valued at $9,630,000 from China Broadband Corporation on September 29, 2000.

Miscellaneous  Income  (Expense),  Net.  The  Company's  miscellaneous  income
---------------------------------------
increased $612,000 to $216,000 for the year ended September 30, 2001, compared to consolidated miscellaneous expense of $396,000 for the year ended September 30, 2000. This increase is primarily due to contract termination costs for the year ended September 30, 2000.

Income  Taxes.
--------------
The Company made no provision for income taxes for the year ended September 30, 2001 and 2000, as a result of the Company's continuing losses.

Loss  Attributed  to  Discontinued  Operations.  The  Company  recognized  a
-----------------------------------------------
$34,455,000 loss attributed to discontinued operations for the year ended September 30, 2001, compared to $224,746,000 for the year ended September 30, 2000. For the year ended September 30, 2001, the loss attributed to discontinued operations consisted of a $29,557,000 net loss from the operations of Intellicom, a $10,008,000 gain due to the revision of the loss on disposition of ISP Channel, resulting from lower than anticipated costs of closing ISP Channel, and a $14,906,000 loss on disposition of Aerzone, resulting primarily from the reduction of the estimated sales proceeds of Laptop Lane. For the year ended September 30, 2000, the loss attributed to discontinued operations consisted of a $12,948,000 net loss from the operations of Intellicom, a $97,200,000 loss on disposition of ISP Channel, a $60,249,000 net loss from the operations of ISP Channel, a $42,200,000 loss on disposition of Aerzone , and a $12,150,000 net loss from the operations of Aerzone .

Extraordinary  Item  -  Gain  on  Settlements  of  Outstanding Obligations.  The
---------------------------------------------------------------------------
Company recognized a gain of $1,326,000 for the year ended September 30, 2001, resulting from the cash payment made in lieu of the Company's obligation to pay off the 8.5% promissory note and related interest, and to settle the business acquisition liability to former Intellicom stockholders with common stock.

Net Loss.  The Company had a net loss of $57,647,000, or a net loss per share of
---------
$2.31, for the year ended September 30, 2001, compared to a net loss of $232,353,000, or a net loss per share of $9.88, for the year ended September 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since September 1998, the Company has funded the significant negative cash flows from its subsidiary operating activities and the associated capital expenditures through a combination of public and private equity sales, convertible debt issues and equipment leases. At September 30, 2002, the Company had $62,059,000 in cash, cash equivalents, and short-term investments compared with $75,454,000 at September 30, 2001.

Net cash used in operating activities of continuing operations for the year ended September 30, 2002, was $7,425,000. This results from a net loss of $8,830,000 from continuing operations, net increase in operating assets of $848,000 and a net decrease in operating liabilities of $1,055,000, offset by several non-cash items including loss on write down of impaired assets of $352,000, loss on disposition of equity investments of $733,000, provision for restructuring costs of $502,000, amortization of deferred stock compensation expense of $1,466,000, and depreciation expense of $189,000. Net cash used in operating activities of discontinued operations was $4,721,000.

Net cash provided by investing activities of continuing operations for the year ended September 30, 2002, was $19,841,000, and was primarily provided by proceeds from maturities and sales of short-term investments, net of purchases. Net cash used in investing activities of discontinued operations was $2,000.

Net cash used in financing activities of continuing operations for the year ended September 30, 2002, was $1,444,000, resulting from the payment of the 5% Convertible Subordinated Debentures due September 30, 2002, to Mr. R.C.W. Mauran. Net cash used in financing activities of discontinued operations was $60,000.

The Company believes it has sufficient cash to meet its presently anticipated business requirements over the next twelve months including the funding of operating losses, discontinued operations, working capital requirements, and capital investments. The Company expects significant reductions in cash usages from its discontinued operating activities for the year ending September 30, 2003.

Acquisition  and  Discontinued  Operations of Intellicom. On February 9, 1999, a
---------------------------------------------------------
wholly owned subsidiary of the Company merged with and into Intellicom (the "Intellicom Acquisition"). The Intellicom Acquisition was accounted for under the purchase method, and the results of Intellicom have been included in the consolidated financial statements since the date of acquisition. The purchase price of $14,869,000 was comprised of: (i) a cash component of $500,000 (the "Cash Consideration"); (ii) a promissory note in the amount of $1,000,000 bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note"); (iii) a promissory note in the amount of $2,000,000 bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note are defined as the "Debt Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7,469,000 (the "Closing Shares"); (v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3,500,000 (the "Anniversary Shares", together with the Closing Shares are defined as the "Equity Consideration"); and (vi) certain direct acquisition costs totaling $400,000. The Debt Consideration may be partially or wholly converted into the Company's common stock, under certain circumstances. The conversion price of the Debt Consideration was based upon the average closing price of the Company's common stock for the 15 days immediately preceding the conversion date.

In April 1999, the Company paid the First Promissory Note and related interest in full with a combination $832,000 in cash and the remainder, after expenses, with 6,118 common stock shares valued at $190,000. The Intellicom Acquisition agreement required the Company to issue $1,500,000 of common stock shares on the first anniversary date of the Intellicom Acquisition. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former Intellicom stockholders. On February 7, 2001, the Company made an offer to the former Intellicom stockholders to pay a discounted amount in lieu of the Company's obligation to pay cash and stock for the remaining consideration, which was to be paid in connection with the Intellicom acquisition and consisted of (i) a $2,000,000 8.5% promissory note and accrued interest, (ii) the requirement for the Company to issue $1,500,000 of common stock shares on the second anniversary date of the Intellicom acquisition, and (iii) the requirement for the Company to issue $500,000 of common stock shares on the third anniversary date of the Intellicom acquisition. The parties agreed to settle the obligation by which the Company paid $2,815,000 (including accrued interest of $325,000), issued 99,922 common stock shares valued at $199,000, and recognized a $1,326,000 extraordinary gain on settlements of outstanding obligations. On February 9, 2002, the Company issued 12,426 common stock shares to settle the remaining obligations related to the requirement to issue common stock shares on the third anniversary date of the Intellicom acquisition.

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

On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Subsequently on April 22, 2002, Intellicom entered into an agreement to sell certain assets to Native Intellicom, Inc., a wholly-owned subsidiary of the Pinoleville Band of Pomo Indians, for cash, subject to the termination of Intellicom's lease for its facility in Livermore, California. On August 1, 2002 Intellicom terminated the agreement with the Pinoleville Band of Pomo Indians and is negotiating to a sell those assets to another group of Native Americans. The operating results of Intellicom have been segregated from continuing operations and are reported as a loss from discontinued operations on the accompanying consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. The actual results could differ materially from these estimates. The assets and liabilities of such operations are reflected in net liabilities associated with discontinued operations of the accompanying consolidated balance sheets at September 30, 2002 and 2001. The Company recorded an estimated loss on disposition of Intellicom of $3,120,000 for the year ended September 30, 2002. The estimated loss on disposition reserve of Intellicom is reflected in net liabilities associated with discontinued operations of the accompanying consolidated balance sheets at September 30, 2002, and the corresponding charge is reflected in loss on disposition of discontinued operations of the accompanying consolidated statements of operations for the years ended September 30, 2002.

Formation of Aerzone, Acquisition of Laptop Lane, and Discontinued Operations of
--------------------------------------------------------------------------------
Aerzone.  On  January  24,  2000,  the Company founded Aerzone (formerly SoftNet
--------
Zone, Inc.), a Delaware corporation, to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, a Washington corporation, on April 21, 2000. The acquisition was accounted for under the purchase method, and the results of Laptop Lane have been included in the consolidated financial statements since the date of acquisition. Laptop Lane is a leading provider of business center services in airports. The Company paid approximately $21,559,000 consisting of
(i) 972,266 common stock shares of the Company valued at $15,107,000, net of adjustment for expenses paid by the Company on behalf of Laptop Lane, exchanged for all outstanding common stock shares of Laptop Lane, (ii) direct acquisition costs of approximately $2,300,000, which included a bonus payment to Laptop Lane employees of $431,000 in lieu of Laptop Lane stock options, and (iii) 250,000 common stock shares of the Company valued at $3,652,000 issued to former Laptop Lane stockholders in payment for achieving certain criteria. As part of the acquisition, an additional 333,333 common stock shares of the Company were to be distributed to former Laptop Lane stockholders if certain performance goals or other criteria were met. As of September 30, 2000, Laptop Lane achieved three of the four performance goals; as a result, 249,981 common stock shares of the Company and cash amounting to $3,652,000 were distributed to the former Laptop Lane stockholders. In October 2000, Laptop Lane achieved the fourth performance goal requirement, resulting in the distribution of 81,050 common stock shares of the Company valued at $332,000 to the former Laptop Lane stockholders. Additionally, in connection with the acquisition, the Company provided $6,000,000 in working capital to Laptop Lane, under a secured promissory note.

On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The operating results of Aerzone have been segregated from continuing operations and are reported as loss from discontinued operations of the accompanying consolidated statement of operations. The loss from discontinued operations includes management's estimates of the remaining costs to wind down the business and costs to settle its outstanding liabilities. The assets and liabilities of such operations are reflected in net liabilities associated with discontinued operations of the accompanying consolidated balance sheets at September 30, 2002 and 2001. For the year ended September 30, 2000, the Company recorded an estimated loss on disposition reserve of Aerzone of $42,200,000. For the year ended September 30, 2001, the Company increased the estimated loss on disposition reserve of Aerzone by $14,906,000, primarily as a result of the Company reducing the estimated proceeds from the sale of Laptop Lane and increasing estimated discontinued operating costs. For the year ended September 30, 2002, the Company increased the estimated loss on disposition of Aerzone by $750,000, as a result of a superior court decision related to a breach of contract and other legal matters. The estimated loss on disposition reserve of Aerzone is reflected in net liabilities associated with discontinued operations of the accompanying consolidated balance sheets at September 30, 2002 and 2001, and the corresponding charge is reflected in loss on disposition of discontinued operations of the accompanying consolidated statements of operations for the years ended September 30, 2002, 2001 and 2000.

Discontinued  Operations  of  ISP  Channel.  On  December 7, 2000, the Company's
-------------------------------------------
Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because of (1) consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. The operating results of ISP Channel have been segregated from continuing operations and are reported as loss from discontinued operations of the accompanying consolidated statements of operations. The loss from discontinued operations includes management's estimates of the remaining costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. The assets and liabilities of such operations are reflected in net liabilities associated with discontinued operations of the accompanying consolidated balance sheets at September 30, 2002 and 2001. For the year ended September 30, 2000, the Company recorded an estimated loss on disposition reserve of ISP Channel of $97,200,000. For the year ended September 30, 2001, the Company decreased the estimated loss on disposition reserve of ISP Channel by $10,008,000, primarily as a result of the Company experiencing better than previously estimated contract settlements. For the year ended September 30, 2002, the Company reduced the estimated loss on disposition reserve of ISP Channel by $900,000, primarily as a result of the Company experiencing better than previously estimated contract settlements. The estimated loss on disposition reserve of ISP Channel is reflected in net liabilities of discontinued operations of the accompanying consolidated balance sheets at September 30, 2002 and 2001, and the corresponding benefit and charge is reflected in loss on disposition of discontinued operations of the accompanying consolidated statements of operations for the years ended September 30, 2002, 2001 and 2000.

Discontinued  Operations  of  Micrographic  Technology  Corporation  ("MTC")

As a result of a preliminary arbitration decision related to a dispute with Applications Informatiques Multimedia and a dispute related to the sale of MTC to Global Information Distribution GmbH ("GID"), the Company recorded a
$1,127,000 estimated loss on disposition reserve of MTC for the year ended September 30, 2002. MTC was previously owned by the Company, and was sold to GID on September 30, 1999. The estimated loss on disposition reserve of MTC is reflected in net liabilities associated with discontinued operations of the accompanying consolidated balance sheet at September 30, 2002, and the corresponding charge is reflected in loss on disposition of discontinued operations of the accompanying consolidated statement of operations for the year ended September 30, 2002.

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

                                  COMPANY RISKS

IHC WILL EXERCISE SIGNIFICANT INFLUENCE OVER THE COMPANY'S BUSINESS AND AFFAIRS, WHICH MAY RESULT IN POTENTIAL CONFLICTS OF INTEREST BETWEEN IHC AND THE COMPANY

The Company's operations are being directed by IHC management and employees, which may result in potential conflicts of interest between IHC and the Company. For example, a conflict may arise if IHC were to engage in activities or pursue corporate opportunities that overlap with the Company's business. Because IHC's management will also constitute the Company's management, these individuals will have fiduciary duties to both companies, which could result in conflicts of interest, including the Company foregoing opportunities or taking actions that disproportionately benefit IHC. IHC will also have at least two representatives on the Company's Board of Directors who will have similar conflicts of interest. These conflicts could harm the Company's business.

THE OCCURRENCE OF VARIOUS EVENTS MAY ADVERSELY AFFECT THE COMPANY'S ABILITY TO UTILIZE FULLY ITS TAX NET OPERATING LOSS CARRYFORWARDS

One of the potential benefits of the Company's acquisition of IAHC is the Company's expectation that the Company's U.S. federal tax net operating loss carryforwards of approximately $264 million may be used against any subsequent profits from IAHC's business. However, events outside of the control of the Company or IHC, such as certain acquisitions and dispositions of the Company's common stock, may limit the use of all or a portion of the Company's tax net operating loss carryforwards. If such events were to occur, the Company's expectation of using its tax net operating loss carryforwards against potential IAHC profits would not be realized and the Company could potentially have a higher tax liability in the future than it would otherwise have had.

AS A RESULT OF THE COMPANY'S ACQUISITION OF IAHC, THE COMPANY WILL OPERATE IN THE INSURANCE AND REINSURANCE INDUSTRY, AN INDUSTRY IN WHICH THE COMPANY HAS NOT PREVIOUSLY OPERATED

The Company has not previously operated in the insurance and reinsurance industry. As such, the Company is faced with risks that are new to the Company and which may adversely affect the Company. The Company is relying upon the management and expertise of officers of IHC who will serve as officers of the Company post-closing. The Company cannot assure you of the effect this will have on the Company's future operating results or stock price. These risks include the following:

     IAHC's Results May Fluctuate as a Result of Factors Generally Affecting the Insurance and Reinsurance Industry

     The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause IAHC's results to fluctuate. The industry's and IAHC's financial condition and results of operations may be affected significantly by:

          - Fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of loss amounts;
          - Rising levels of actual costs that are not known by companies at the time they price their products;
          - Events like the September l1, 2001 attacks, which affected the insurance and reinsurance markets generally;
          - Changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers' liability; and
          - The overall level of economic activity and the competitive environment in the industry.

     Decrease in Rates for Accident and Health Reinsurance and Insurance Could Reduce IAHC's Net Income

     IAHC primarily writes accident and health insurance and reinsurance. Rates for accident and health insurance and reinsurance are influenced primarily by factors that are outside of IAHC's control and historically have been highly cyclical. Any significant decrease in the rates for accident and health insurance or reinsurance could reduce IAHC's net income.

     If the Rating Agencies Downgrade IAHC's Insurance Company, IAHC's Results of Operations and Competitive Position in the Industry May Suffer

     Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. IAHC's insurance subsidiary Independence American Insurance Company ("Independence American") is rated B+ (Very Good) by A.M. Best Company, Inc., whose ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders, and are not evaluations directed to investors. The rating of Independence American is subject to periodic review by A.M. Best Company, Inc., and IAHC cannot assure you of the continued retention of this rating. If A.M. Best Company, Inc. reduces Independence American's ratings from its current levels, IAHC's business would be adversely affected.

     IAHC's Loss Reserves are Based on an Estimate of Its Future Liability, and if Actual Claims Prove to be Greater Than IAHC's Reserves, Its Results of Operations and Financial Condition May Be Adversely Affected

     IAHC maintains loss reserves to cover IAHC's estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of IAHC's general expenses, for reported and unreported claims incurred as of the end of each accounting period. Because setting reserves is inherently uncertain, IAHC cannot assure you that current reserves will prove adequate in light of subsequent events. If IAHC's reserves are insufficient to cover its actual losses and loss adjustment expenses, IAHC would have to augment its reserves and incur a charge to its earnings, and these charges could be material. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what IAHC expects the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on IAHC's assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting lag between the occurrence of the insured event and the time it is reported to IAHC. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed.

     IAHC's Inability to Assess Underwriting Risk Accurately Could Reduce Its Net Income

     IAHC's success is dependent on its ability to assess accurately the risks associated with the businesses on which the risk is retained. If IAHC fails to assess accurately the risks it retains, IAHC may fail to establish the appropriate premium rates and IAHC's reserves may be inadequate to cover its losses, requiring augmentation of IAHC's reserves, which in turn could reduce IAHC's net income.

     If IAHC is Unsuccessful in Competing Against Larger or More Well-Established Competitors, IAHC's Results of Operations and Financial Condition Will Be Adversely Affected

     IAHC's industry is highly competitive and has experienced severe price competition from time to time over the last several years. IAHC faces competition from domestic and international insurance and reinsurance companies, underwriting agencies, and from diversified financial services companies that are significantly larger than IAHC. Some of these competitors have greater financial, marketing and other resources than IAHC, have been operating longer than IAHC and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition to competition in the operation of IAHC's business, IAHC faces competition from a variety of sources in attracting and retaining qualified employees. IAHC cannot assure you that it will maintain its current competitive position in the markets in which it operates, or that it will be able to expand its operations into new markets and compete effectively in the future. If IAHC fails to do so, its business could be materially adversely affected.

     If IAHC Fails to Comply With Extensive State and Federal Regulations, IAHC Will Be Subject to Penalties, Which May Include Fines and Suspension and Which May Adversely Affect IAHC's Results of Operations and Financial Condition.

     IAHC is subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This regulation, generally administered by a department of insurance in each state in which IAHC does business, relates to, among other things:

          -    Approval  of  policy  forms  and  premium  rates;
          - Standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;
          -    Licensing  of  insurers  and  their  agents;
          - Restrictions on the nature, quality and concentration of investments;
          - Restrictions on the ability of Independence American's insurance company to pay dividends to IAHC;
          - Restrictions on transactions between insurance companies and their affiliates;
          - Restrictions on the size of risks insurable under a single policy;
          -    Requiring  deposits  for  the  benefit  of  policyholders;
          -    Requiring  certain  methods  of  accounting;
          - Periodic examinations of Independence American's operations and finances;
          - Prescribing the form and content of records of financial condition required to be filed; and
          - Requiring reserves for unearned premium, losses and other purposes.

     State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters.

     Recently adopted federal financial services modernization legislation is expected to lead to additional federal regulation of the insurance industry in the coming years. IAHC's business depends on compliance with applicable laws and regulations and its ability to maintain valid licenses and approvals for its operations. Regulatory authorities have broad discretion to grant, renew, or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, IAHC follows practices based on its interpretations of regulations, or those that it believes to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If IAHC does not have the requisite licenses and approvals and does not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend IAHC from carrying on some or all of its activities or otherwise penalize it. That type of action could have a material adverse effect on IAHC's business. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on IAHC's business.

     Certain Proposed Federal and State Legislation May, if Adopted, Adversely Affect IAHC's Reinsurance of Medical Stop-Loss.

     Individuals who obtain health coverage through self-insured plans cannot currently sue their employer in state court for punitive or compensatory damages, but can seek legal recourse in federal court where an employer can be ordered to cover a wrongfully-denied benefit. In the continuing debate over health care reform, certain federal and state legislation has been proposed which could have the effect of making plan sponsors, administrators, or certain other parties liable for punitive damages in state court. While IAHC cannot predict whether any of these proposals will be adopted or what, if any, impact enactment of any of these would have on its reinsurance of medical stop-loss, the number of employers offering health benefits or choosing self-insured plans could be reduced, plans could increase the portion paid by employees (thereby reducing participation), pricing and coverage options could be affected, and Independence American could be faced with greater liability exposures, although this would be somewhat mitigated since Independence American would not be the issuing carrier.

     Decreases in the Fair Market Value of Fixed Income Securities May Greatly Reduce the Value of IAHC's Investment Portfolio, and as a Result, IAHC's Financial Condition May Suffer

     At  September  30,  2002,  $5,463,000  of  IAHC's  $11,203,000  investment portfolio was invested in fixed income securities. The fair market value of these fixed income securities and the investment income from these fixed income securities fluctuate depending on general economic and market conditions. With respect to IAHC's investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by IAHC from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Historically, the impact of market fluctuations has affected IAHC's financial statements. Because all of IAHC's fixed income securities are classified as available for sale, changes in the fair market value of IAHC's securities are reflected in IAHC's other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations and economic conditions could adversely affect IAHC's stockholders' equity, total comprehensive income and/or cash flows.

     Regulatory Restrictions Limit IAHC's Ability to Obtain Dividends from Independence American

     One of IAHC's principal assets is the shares of capital stock of Independence American. IAHC may rely on dividends from Independence
     American to meet its obligations for paying principal and interest on outstanding debt obligations, dividends to stockholders and corporate expenses. The payment of dividends by Independence American is subject to regulatory restrictions and will depend on the surplus and future earnings of Independence American, as well as the regulatory restrictions. As a result, should IAHC's other sources of funds prove to be inadequate, IAHC may not be able to receive dividends from Independence American at times and in amounts necessary to meet its obligations.

     IAHC  is  Dependent  on  Key  Personnel

     IAHC's success has been, and will continue to be, dependent on its ability to retain the services of its existing key executive officers, who are also executive officers of IHC, and to attract and retain additional qualified personnel in the future. The loss of the services of any of its key executive officers or the inability to hire and retain other highly qualified personnel in the future could adversely affect IAHC's ability to conduct its business.

     New  Laws  and  Regulations  Addressing  Privacy and Electronic Transaction
     Issues  Create  Uncertainty  and  Risk  for  Insurers

     In recent years, the United States Congress passed the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act. These acts afford protection for "nonpublic personal information" relating to consumers, and require certain transactions to be conducted on an electronic basis. Federal regulators have implemented several requirements of these acts. Additionally, virtually all state legislatures or regulatory bodies have adopted, or are considering the adoption of, additional laws and regulations to address privacy and electronic transaction issues. These new laws create uncertainty and risks for insurers, which need to accurately describe their privacy practices and develop appropriate procedures to manage, protect and transmit certain types of customer data. While IAHC has implemented a process to monitor and achieve compliance with these laws, the associated costs and potential risks and liabilities are difficult or impossible to quantify. IAHC is unable to predict the precise nature and content of future laws and regulations, or the effects that they may have on the business, operations, operating results or financial condition of IAHC. Potential areas of exposure facing the industry as a whole include failure to accurately or adequately describe privacy practices or to protect customer information from unauthorized disclosure.

THE COMPANY'S ACQUISITION OF IAHC MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION

The acquisition of IAHC may have potential negative effects on the Company's reported results of operations from acquisition-related charges and amortization of other intangible assets. As a result of the IAHC acquisition, the Company may record additional intangible assets, which may adversely affect the Company's earnings and profitability for the foreseeable future. If the amount of such recorded intangible assets is increased or if the Company has future losses and is unable to demonstrate the Company's ability to recover the amount of intangible assets recorded during such time periods, the intangible asset can be written down or the period of amortization could be shortened, which may further increase annual amortization charges. In such event, the Company's business and financial condition could be materially adversely affected.

IF THE COMPANY IS UNABLE TO SUCCESSFULLY INTEGRATE ANY FUTURE ACQUISITIONS INTO THE COMPANY'S OPERATIONS, THEN THE COMPANY'S RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED

Following its acquisition of IAHC, the Company expects to acquire other managing general underwriter businesses. The Company cannot predict if or when any prospective acquisitions will occur or the likelihood that they will be completed on favorable terms. Acquiring a business involves many risks, including:

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

The Company cannot assure you that it will make any acquisitions or that it will be able to obtain additional financing for such acquisitions, if necessary. If any acquisitions are made, the Company cannot assure you that it will be able to successfully integrate the acquired business into its operations or that the acquired business will perform as expected.

THE  COMPANY'S  EQUITY  INVESTMENTS IN OTHER COMPANIES MAY NOT YIELD ANY RETURNS

Although the Company does not intend to do so in the future, the Company has made equity investments in Internet-related companies. In most instances, these investments are in the form of unregistered securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. The Company's investments in these companies may not yield any returns. Furthermore, if these companies are not successful, the Company could incur and has incurred charges related to the write-down or write-off of these investments. For example, the Company wrote down equity investments by $733,000 for the year ended September 30, 2002. The Company also records and continues to record a share of the net losses in these companies, up to its cost basis. The Company may make additional investments in the future. Losses or charges resulting from these investments could harm the Company's operating results.

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

PROSPECTIVE ANTI-TAKEOVER PROVISIONS COULD NEGATIVELY IMPACT THE COMPANY'S STOCKHOLDERS

The Company is a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may discourage or delay a change in control of the Company, make a change in control of the Company more difficult or prevent the removal of incumbent directors. In addition, the Company's certificate of incorporation and bylaws contain certain provisions that have the same or a similar effect. These provisions may have a negative impact on the price of the Company's common stock and may discourage third-party bidders from making a bid for the Company or may reduce any premiums paid to stockholders for their common stock.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY FACE UNEXPECTED LIABILITIES IN WINDING DOWN THE BUSINESSES OF INTELLICOM, ISP CHANNEL AND AERZONE

The Company has sustained substantial losses over the last five fiscal years. For the year ended September 30, 2002, the Company had a net loss of $14,756,000. At September 30, 2002, the Company had an accumulated deficit of $405,003,000. While the Company expects the process of winding down Intellicom to be substantially completed by December 31, 2002, the Company cannot assure you that it will be able to do so. The Company expects to incur significant costs related to terminating contracts, reducing the workforce and recovering and disposing of deployed assets. While the businesses of ISP Channel, Intellicom, and Aerzone have been substantially wound down, the Company also cannot assure you that all claims and issues have been resolved. In addition, the Company is currently involved in litigation, and may in the future be involved in additional litigation, with respect to the winding down of these former businesses. The Company cannot assure you of the outcome of any such litigation.

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

The Company had short-term investments of $40,910,000 at September 30, 2002. Except for investments in common and preferred stock, these short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and twenty-three months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at September 30, 2002, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company is not required to sell these investments before maturity, it has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce its interest income.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting No. 145 ("SFAS 145"), Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. This statement rescinds Statement of Financial Accounting No. 4, Reporting Gains and Losses from Extinguishment of Debt, Statement of Financial Accounting No. 64, Extinguishment of Debt made to satisfy Sinking-Fund Requirements, and Statement of Financial Accounting No. 44, Accounting for Intangible Assets of Motor Carriers. This statement also amends Statement of Financial Accounting No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The adoption of SFAS 145 had no impact on financial statements of the Company.

In June 2002, the FASB issued Statement of Financial Accounting No. 146 ("SFAS 146"), Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities that we initiate after December 31, 2002.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                                 AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002
                                                                                                        PAGE
                                                                                                        -----
Report of Independent Auditors KPMG LLP. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30

Consolidated Balance Sheets as of September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . .     31

Consolidated Statements of Operations for the three years ended September 30, 2002 . . . . . . . . . .     32

Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended September 30, 2002     33

Consolidated Statements of Cash Flows for the three years ended September 30, 2002 . . . . . . . . . .     34

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35-54

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
American Independence Corp. (formerly SoftNet Systems, Inc.):

We have audited the accompanying consolidated balance sheets of American Independence Corp. (formerly SoftNet Systems, Inc.) and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended September 30, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index appearing under Item
15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Independence Corp. (formerly SoftNet Systems, Inc.) and Subsidiaries as of September 30, 2002 and 2001, and the results of their operations and cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/  KPMG LLP

San Francisco, California
October 25, 2002, except as to note 19,
which is as of November 19, 2002

                                  AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except share data)


                                                                                              SEPTEMBER 30,
                                                                                          ---------------------
                                                                                             2002        2001
                                                                                          ----------  ----------
                                    ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  21,149   $  14,960
  Short-term investments, available-for-sale . . . . . . . . . . . . . . . . . . . . . .     40,910      60,494
  Account receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,092       2,018
  Deferred acquisition costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,834           -
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        790       1,266
                                                                                          ----------  ----------

Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     67,775      78,738

Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        800         800
Property and equipment, net of accumulated depreciation of $384 and $375, respectively .         70         691
Account receivable, non current portion. . . . . . . . . . . . . . . . . . . . . . . . .          -       1,566
Long-term equity investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,004       1,484
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,165       1,221
                                                                                          ----------  ----------

                                                                                          $  70,814   $  84,500
                                                                                          ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      24   $     273
  Accrued compensation and related expenses. . . . . . . . . . . . . . . . . . . . . . .        147         478
  Net liabilities associated with discontinued operations. . . . . . . . . . . . . . . .      3,850       2,757
  Restructuring accrual. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,446       1,240
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,682       1,862
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .          -       1,444
                                                                                          ----------  ----------

Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,149       8,054
                                                                                          ----------  ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.10 par value, 3,970,000 shares designated, no shares issued and
    outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           -
  Common stock, $0.01 par value, 100,000,000 shares authorized;27,474,201 and
    27,461,775 shares issued; 25,183,701 and 25,171,275 shares outstanding, respectively        275         275
  Additional-paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    477,615     477,680
  Deferred stock compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (79)     (1,645)
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . . . . . . .         (6)       (480)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (405,003)   (390,247)
  Treasury stock, at cost, 2,290,500 and 2,290,500 shares, respectively. . . . . . . . .     (9,137)     (9,137)
                                                                                          ----------  ----------

Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     63,665      76,446
                                                                                          ----------  ----------

                                                                                          $  70,814   $  84,500
                                                                                          ==========  ==========

          See accompanying notes to consolidated financial statements.

                               AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In thousands, except per share data)


                                                                               YEAR ENDED SEPTEMBER 30,
                                                                          --------------------------------
                                                                            2002       2001        2000
                                                                          ---------  ---------  ----------
Operating expenses:
  Selling and marketing. . . . . . . . . . . . . . . . . . . . . . . . .  $      -   $    182   $   1,754
  Engineering. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -        551         536
  General and administrative, exclusive of non-cash compensation expense
    (benefit) of $1,466, $(807) and $14,668, respectively. . . . . . . .     7,297      9,283      10,788
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       189        350         355
  Non-cash compensation expense (benefit) related to stock options . . .     1,466       (807)     14,668
  Provision for impaired assets. . . . . . . . . . . . . . . . . . . . .       352          -           -
  Restructuring expense. . . . . . . . . . . . . . . . . . . . . . . . .       502      3,900           -
                                                                          ---------  ---------  ----------

Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . .     9,806     13,459      28,101
                                                                          ---------  ---------  ----------

Loss from continuing operations before other income (expense), income
  taxes, discontinued operations and extraordinary item. . . . . . . . .    (9,806)   (13,459)    (28,101)

Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,802      6,421      11,840
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .       (72)      (107)       (526)
  Gain (loss) on disposition of equity investments, net. . . . . . . . .      (733)   (17,195)     10,157
  Equity in net losses of investee companies . . . . . . . . . . . . . .         -       (394)       (581)
  Miscellaneous income (expense), net. . . . . . . . . . . . . . . . . .       (21)       216        (396)
                                                                          ---------  ---------  ----------

Loss from continuing operations before income taxes, discontinued
  operations and extraordinary item. . . . . . . . . . . . . . . . . . .    (8,830)   (24,518)     (7,607)

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . .         -          -           -
                                                                          ---------  ---------  ----------

Loss from continuing operations before discontinued operations and
  extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,830)   (24,518)     (7,607)

Discontinued operations:
  Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . .    (1,829)   (29,557)    (85,346)
  Gain (loss) on disposition . . . . . . . . . . . . . . . . . . . . . .    (4,097)    (4,898)   (139,400)
Extraordinary item:
  Gain on settlements of outstanding obligations . . . . . . . . . . . .         -      1,326           -
                                                                          ---------  ---------  ----------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(14,756)  $(57,647)  $(232,353)
                                                                          =========  =========  ==========

Basic and diluted loss per common share:
  Loss from continuing operations. . . . . . . . . . . . . . . . . . . .  $  (0.35)  $  (0.98)  $   (0.32)
  Discontinued operations. . . . . . . . . . . . . . . . . . . . . . . .     (0.24)     (1.38)      (9.56)
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . .         -       0.05           -
                                                                          ---------  ---------  ----------

  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (0.59)  $  (2.31)  $   (9.88)
                                                                          =========  =========  ==========

Shares used to compute basic and diluted loss per common share . . . . .    25,179     25,024      23,518
                                                                          =========  =========  ==========

          See accompanying notes to consolidated financial statements

                                           AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                 (In thousands, except share data)


                                                                                                             ACCUMULATED
                                                                                                                OTHER
                                                                COMMON STOCK       ADDITIONAL      DEFERRED   COMPREHEN-
                                                            --------------------      PAID          STOCK        SIVE   ACCUMULATED
                                                              SHARES     AMOUNT    IN CAPITAL    COMPENSATION    LOSS     DEFICIT
                                                            -----------  -------  ------------  --------------  ------  ----------
BALANCE, SEPTEMBER 30, 1999. . . . . . . . . . . . . . . .  17,225,523   $   172  $   327,445   $     (63,346)  $(315)  $(100,247)

  Common stock shares issued in connection with:
    Non-public offering, net of selling costs. . . . . . .   5,000,000        50      128,071               -       -           -
    Acquisition of Laptop Lane Limited . . . . . . . . . .   1,205,337        12       18,398               -       -           -
    Acquisition of Intelligent Communications, Inc.
       (Anniversary Shares). . . . . . . . . . . . . . . .      43,314         -        1,499               -       -           -
    Repayment of long-term debt. . . . . . . . . . . . . .      76,764         1        1,861               -       -           -
    Cable incentive program, Mediacom LLC. . . . . . . . .   3,500,000         -            -               -       -           -
    Value assigned to cable incentive program,
       Mediacom LLC. . . . . . . . . . . . . . . . . . . .           -        14       26,499               -       -           -
    Cable incentive program, other . . . . . . . . . . . .      35,160         -          419               -       -           -
    Conversion of convertible subordinated notes . . . . .     766,668         8        9,941               -       -           -
    Exercise of warrants . . . . . . . . . . . . . . . . .     200,000         2        1,536               -       -           -
    Exercise of options. . . . . . . . . . . . . . . . . .     455,592         5        3,666               -       -           -
    Employee stock purchase plan . . . . . . . . . . . . .      15,116         -          145               -       -           -
  Value assigned to beneficial conversion feature of debt.           -         -           34               -       -           -
  Common stock repurchased . . . . . . . . . . . . . . . .           -         -            -               -       -           -
  Reversal of deferred stock compensation charge due
     to employee termination . . . . . . . . . . . . . . .           -         -      (15,712)         15,712       -           -
  Amortization of deferred stock compensation. . . . . . .           -         -            -          19,057       -           -
  Unrealized losses on securities. . . . . . . . . . . . .           -         -            -               -    (385)          -
  Foreign currency translation adjustment. . . . . . . . .           -         -            -               -       4           -
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .           -         -            -               -       -    (232,353)
                                                            -----------  -------  ------------  --------------  ------  ----------

BALANCE, SEPTEMBER 30, 2000. . . . . . . . . . . . . . . .  28,523,474       264      503,802         (28,577)   (696)   (332,600)


  Common stock shares issued in connection with:
    Acquisition of Laptop Lane Limited
       (Performance Shares). . . . . . . . . . . . . . . .      81,050         1          331               -       -
    Acquisition of Intelligent Communications, Inc.:
      Anniversary Shares . . . . . . . . . . . . . . . . .      46,047         -           92               -       -           -
      Repayment of long-term debt. . . . . . . . . . . . .      53,875         1          106               -       -           -
    Affiliate agreement termination settlement,
      Mediacom LLC (Returned Shares) . . . . . . . . . . .  (2,100,000)        -            -               -       -           -
    Affiliate agreement termination settlement,
      Mediacom LLC . . . . . . . . . . . . . . . . . . . .     800,000         8        1,492               -       -           -
    Cable incentive program. . . . . . . . . . . . . . . .         560         -            -               -       -
    Employee stock purchase plan . . . . . . . . . . . . .      56,769         1           99               -       -           -
  Common stock repurchased . . . . . . . . . . . . . . . .           -         -            -               -       -           -
  Reversal of deferred stock compensation charge
    due to employee termination. . . . . . . . . . . . . .           -         -      (28,242)         28,242       -           -
  Amortization of deferred stock compensation. . . . . . .           -         -            -          (1,310)      -           -
  Unrealized gains on securities . . . . . . . . . . . . .           -         -            -               -     236           -
  Foreign currency translation adjustment. . . . . . . . .           -         -            -               -     (20)          -
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .           -         -            -               -       -     (57,647)
                                                            -----------  -------  ------------  --------------  ------  ----------

BALANCE, SEPTEMBER 30, 2001. . . . . . . . . . . . . . . .  27,461,775       275      477,680          (1,645)   (480)   (390,247)


  Common stock shares issued in connection with:
    Acquisition of Intelligent Communications, Inc.:
      Anniversary Shares . . . . . . . . . . . . . . . . .      12,426         -            -               -       -           -
  Reversal of deferred stock compensation charge
    due to employee termination. . . . . . . . . . . . . .           -         -          (65)             65       -           -
  Amortization of deferred stock compensation. . . . . . .           -         -            -           1,501       -           -
  Unrealized gains on securities . . . . . . . . . . . . .           -         -            -               -     458           -
  Foreign currency translation adjustment. . . . . . . . .           -         -            -               -      16           -
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .           -         -            -               -       -     (14,756)
                                                            -----------  -------  ------------  --------------  ------  ----------

BALANCE, SEPTEMBER 30, 2002. . . . . . . . . . . . . . . .  27,474,201   $   275  $   477,615   $         (79)  $  (6)  $(405,003)
                                                            ===========  =======  ============  ==============  ======  ==========


                                                               TREASURY STOCK         TOTAL
                                                            -------------------    STOCKHOLDERS'  COMPREHENSIVE
                                                             SHARES     AMOUNT   EQUITY (DEFICIT)      LOSS
                                                            ---------  --------  -----------------  ----------
BALANCE, SEPTEMBER 30, 1999. . . . . . . . . . . . . . . .          -  $     -   $        163,709

  Common stock shares issued in connection with:
    Non-public offering, net of selling costs. . . . . . .          -        -            128,121
    Acquisition of Laptop Lane Limited . . . . . . . . . .          -        -             18,410
    Acquisition of Intelligent Communications, Inc.
       (Anniversary Shares). . . . . . . . . . . . . . . .          -        -              1,499
    Repayment of long-term debt. . . . . . . . . . . . . .          -        -              1,862
    Cable incentive program, Mediacom LLC. . . . . . . . .          -        -                  -
    Value assigned to cable incentive program,
       Mediacom LLC. . . . . . . . . . . . . . . . . . . .          -        -             26,513
    Cable incentive program, other . . . . . . . . . . . .          -        -                419
    Conversion of convertible subordinated notes . . . . .          -        -              9,949
    Exercise of warrants . . . . . . . . . . . . . . . . .          -        -              1,538
    Exercise of options. . . . . . . . . . . . . . . . . .          -        -              3,671
    Employee stock purchase plan . . . . . . . . . . . . .          -        -                145
  Value assigned to beneficial conversion feature of debt.          -        -                 34
  Common stock repurchased . . . . . . . . . . . . . . . .    409,500   (2,279)            (2,279)
  Reversal of deferred stock compensation charge due
     to employee termination . . . . . . . . . . . . . . .          -        -                  -
  Amortization of deferred stock compensation. . . . . . .          -        -             19,057
  Unrealized losses on securities. . . . . . . . . . . . .          -        -               (385)  $    (385)
  Foreign currency translation adjustment. . . . . . . . .          -        -                  4           4
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .          -        -           (232,353)   (232,353)
                                                            ---------  --------  -----------------  ----------

BALANCE, SEPTEMBER 30, 2000. . . . . . . . . . . . . . . .    409,500   (2,279)           139,914   $(232,734)
                                                                                                    ==========

  Common stock shares issued in connection with:
    Acquisition of Laptop Lane Limited
       (Performance Shares). . . . . . . . . . . . . . . .          -        -                332
    Acquisition of Intelligent Communications, Inc.:
      Anniversary Shares . . . . . . . . . . . . . . . . .          -        -                 92
      Repayment of long-term debt. . . . . . . . . . . . .          -        -                107
    Affiliate agreement termination settlement,
      Mediacom LLC (Returned Shares) . . . . . . . . . . .          -        -                  -
    Affiliate agreement termination settlement,
      Mediacom LLC . . . . . . . . . . . . . . . . . . . .          -        -              1,500
    Cable incentive program. . . . . . . . . . . . . . . .          -        -                  -
    Employee stock purchase plan . . . . . . . . . . . . .          -        -                100
  Common stock repurchased . . . . . . . . . . . . . . . .  1,881,000   (6,858)            (6,858)
  Reversal of deferred stock compensation charge
     due to employee termination . . . . . . . . . . . . .          -        -                  -
  Amortization of deferred stock compensation. . . . . . .          -        -             (1,310)
  Unrealized gains on securities . . . . . . . . . . . . .          -        -                236   $     236
  Foreign currency translation adjustment. . . . . . . . .          -        -                (20)        (20)
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .          -        -            (57,647)    (57,647)
                                                            ---------  --------  -----------------  ----------

BALANCE, SEPTEMBER 30, 2001. . . . . . . . . . . . . . . .  2,290,500   (9,137)            76,446   $ (57,431)
                                                                                                    ==========

  Common stock shares issued in connection with:
    Acquisition of Intelligent Communications, Inc.:
      Anniversary Shares . . . . . . . . . . . . . . . . .          -        -                  -
  Reversal of deferred stock compensation charge
    due to employee termination. . . . . . . . . . . . . .          -        -                  -
  Amortization of deferred stock compensation. . . . . . .          -        -             (1,501)
  Unrealized gains on securities . . . . . . . . . . . . .          -        -                458   $     458
  Foreign currency translation adjustment. . . . . . . . .          -        -                 16          16
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .          -        -            (14,756)    (14,756)
                                                            ---------  --------  -----------------  ----------

BALANCE, SEPTEMBER 30, 2002. . . . . . . . . . . . . . . .  2,290,500  $(9,137)  $         63,665   $ (14,282)
                                                            =========  ========  =================  ==========

          See accompanying notes to consolidated financial statements.

                                         AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In thousands)


                                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                                              --------------------------------
                                                                                                2002       2001        2000
                                                                                              ---------  ---------  ----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(14,756)  $(57,647)  $(232,353)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,829     29,557      85,346
    (Gain) loss on disposition of discontinued operations. . . . . . . . . . . . . . . . . .     4,097      4,898     139,400
    Extraordinary item - gain on settlements of outstanding obligations. . . . . . . . . . .         -     (1,326)          -
    Gain on write off of obligation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -       (161)          -
    Provision for impaired assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       352          -           -
    Provision for restructuring costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .       502      3,900           -
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       189        350         355
    Amortization of deferred stock compensation expense (benefit). . . . . . . . . . . . . .     1,466       (807)     14,668
    Amortization of deferred debt issuance costs . . . . . . . . . . . . . . . . . . . . . .         -          -          59
    Loss on disposition of property and equipment. . . . . . . . . . . . . . . . . . . . . .        72         45           -
    Equity in net losses of investee companies . . . . . . . . . . . . . . . . . . . . . . .         -        394         581
    (Gain) loss on disposition of equity investment, net . . . . . . . . . . . . . . . . . .       733     17,195     (10,157)
    Gain on disposition of other short-term investment . . . . . . . . . . . . . . . . . . .        (6)        (2)          -
    Interest paid with additional convertible notes. . . . . . . . . . . . . . . . . . . . .         -          -          69
    Changes in operating assets and liabilities (net of effect of acquisitions and discontinued operations):
    Decrease (increase) in accounts receivable, net. . . . . . . . . . . . . . . . . . . . .     1,492      1,668      (5,252)
    Increase in other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,358)      (595)       (158)
    Decrease (increase) in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .        18     (1,007)         56
    Increase (decrease) in accounts payable and accrued expenses . . . . . . . . . . . . . .    (1,055)    (8,235)      1,181
                                                                                              ---------  ---------  ----------

Net cash used in operating activities of continuing operations . . . . . . . . . . . . . . .    (7,425)   (11,773)     (6,205)
Net cash used in operating activities of discontinued operations . . . . . . . . . . . . . .    (4,721)   (70,845)    (64,523)
                                                                                              ---------  ---------  ----------

Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (12,146)   (82,618)    (70,728)
                                                                                              ---------  ---------  ----------

Cash flows from investing activities:
  Proceeds from maturities and sales (payment for purchases) of short-term investments, net.    19,795     57,092     (65,377)
  Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . . . . . . . .         8          5           -
  Payment received on note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        38      1,000       1,000
  Proceeds from sale of equity investments . . . . . . . . . . . . . . . . . . . . . . . . .         -        250       2,500
  Payment for purchase of Laptop Lane Limited, net of cash acquired. . . . . . . . . . . . .         -          -      (1,867)
  Payments for purchase of equity investments. . . . . . . . . . . . . . . . . . . . . . . .         -       (766)    (11,683)
  Payment for purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . .         -       (676)       (446)
  Disbursement for promissory notes issued . . . . . . . . . . . . . . . . . . . . . . . . .         -          -      (6,600)
                                                                                              ---------  ---------  ----------

Net cash provided by (used in) investing activities of continuing operations . . . . . . . .    19,841     56,905     (82,473)
Net cash provided by (used in) investing activities of discontinued operations . . . . . . .        (2)    10,351     (19,870)
                                                                                              ---------  ---------  ----------

Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . . . . .    19,839     67,256    (102,343)
                                                                                              ---------  ---------  ----------

Cash flows from financing activities:
  Proceeds from sale of common stock, net of selling costs . . . . . . . . . . . . . . . . .         -          -     128,121
  Proceeds from exercise of warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -       1,538
  Proceeds from exercise of options. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -       3,671
  Proceeds from purchase of common stock by employee stock purchase plan . . . . . . . . . .         -        100         145
  Payment for long-term debt and liability related to anniversary issuance of common stock
    to former Intelligent Communications, Inc. stockholders. . . . . . . . . . . . . . . . .         -     (2,490)         (1)
  Payment for purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .         -     (6,858)     (2,279)
  Principal payments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,444)      (660)     (1,294)
                                                                                              ---------  ---------  ----------

Net cash provided by (used in) financing activities of continuing operations . . . . . . . .    (1,444)    (9,908)    129,901
Net cash used in financing activities of discontinued operations . . . . . . . . . . . . . .       (60)    (4,481)     (1,598)
                                                                                              ---------  ---------  ----------

Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . . . . . .    (1,504)   (14,389)    128,303
Foreign exchange effect on cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         -        (20)          -
                                                                                              ---------  ---------  ----------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .     6,189    (29,771)    (44,768)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . . . .    14,960     44,731      89,499
                                                                                              ---------  ---------  ----------

Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 21,149   $ 14,960   $  44,731
                                                                                              =========  =========  ==========

          See accompanying notes to consolidated financial statements.

                  AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

     American Independence Corp. ("AIC"), formerly SoftNet Systems, Inc., and subsidiaries (collectively referred to as the ''Company'') was previously a holding company principally engaged in providing Internet services. As a result of the Company's Board of Directors' decisions, the Company discontinued the businesses of ISP Channel, Inc. ("ISP Channel"), Intelligent Communications, Inc. ("Intellicom") and Aerzone Corporation ("Aerzone"), including Laptop Lane Limited ("Laptop Lane"), and reduced its corporate headquarters staff. As of September 30, 2002, the wind down of ISP Channel, Intellicom and Aerzone, including Laptop Lane, were substantially complete. Upon the closing of the transactions contemplated by the Company's agreement dated July 30, 2002, to acquire Independence American Holdings Corporation ("IAHC") from SSH Corp. and Independence Holding Company ("IHC") for $31,920,000 in cash, AIC will become an insurance holding company. Four previously reported business segments, business center services, satellite-based Internet services, cable-based Internet services and document management, have ceased operations or have been sold, and accordingly are reported as discontinued operations (see
     Note  3).

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Principles  of  Consolidation

     The consolidated financial statements include the accounts of AIC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Restatements  and  Reclassifications

     The consolidated financial statements and related notes to the consolidated financial statements have been restated for the effects of the discontinued operations of Intellicom (see Note 3). Certain reclassifications have been made to prior years' consolidated financial statements in order to conform to the current year presentation.

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

     Segment  Information

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for companies to report information about its operating segments on the same basis a company uses internally for evaluating segment performance and deciding how to allocate resources to segments. As a result of the April 3, 2002, decision by the Company's Board of Directors to cease the operations of Intellicom, the Company discontinued its last business segment. Accordingly, no segment information is disclosed in the accompanying notes to these consolidated financial statements.

     Comprehensive  Income

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and displaying comprehensive income (loss), and its components in the consolidated financial statements. Comprehensive income
     (loss) is defined by Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements, as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. As required by SFAS 130, all transactions, including foreign currency translation adjustments and unrealized losses on investments, are included in accumulated other comprehensive loss of the accompanying consolidated statements of stockholders' equity (deficit) and consolidated balance sheets.

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

     Concentration  of  Credit  Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables, cash and cash equivalents, and short-term investments. The Company's account receivable is comprised of one customer at September 30, 2002 and 2001, and was $2,092,000 and $3,584,000, respectively. The Company does not invest in derivative instruments or engage in hedging activities.

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

     Cash,  Cash  Equivalents  and  Restricted  Cash

     Cash and cash equivalents consist of cash and highly liquid securities with maturities of three months or less from date of purchase. Restricted cash consists of time deposit pledged as collateral on a letter of credit relating to a certain operating lease.

     Short-term  Investments

     The Company accounts for its short-term investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. Short-term investments generally consist of highly liquid securities with original maturities in excess of three months. The Company has classified its short-term investments as available-for-sale securities. These short-term investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive loss of the accompanying consolidated balance sheets. Realized gains and losses on short-term investments are computed using the specific identification method and are reported in miscellaneous income (expense), net of the accompanying consolidated statements of operations. Declines in value judged to be other-than-temporary is determined based on the specific identification method and are reported in provision for impaired assets of the accompanying consolidated statement of operations.

     Property  and  Equipment

     Property and equipment, including leasehold improvements, are recorded at cost. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in miscellaneous income (expense), net of the accompanying consolidated statements of operations. Depreciation is computed on a straight-line basis over the shorter of the estimated useful lives of between three to seven years or the life of the lease.

     Internal  Use  Software  Costs

     The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1 ("SOP 98-1"), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Capitalized computer software costs consist of purchased software licenses and implementation costs. Costs capitalized at September 30, 2001, of $446,000 are included in other equipment (see Note
     7). These capitalized software costs are being depreciated on a straight-line basis over five years. In March 2002, the Company migrated to an off-the-shelf accounting software, and accordingly wrote off the remaining capitalized accounting software costs net book value of $352,000, which is included in the provision for impaired assets in the accompanying consolidated statement of operations for the year ended September 30, 2002. Depreciation expense was $42,000 and $52,000 for the years ended September 30, 2002 and 2001, respectively. No depreciation expense for internal use software was charged for the year ended September 30, 2000.

     Income  Taxes

     The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109
     ("SFAS 109"), Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized (see Note 16).

     Stock-Based  Compensation

     The Company accounts for employee stock-based compensation using the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. As such, deferred compensation is recorded only if the exercise price of the stock option is below the current market price of the Company's common stock on the date of grant. Deferred compensation expense for employee stock options is amortized on a straight-line basis over the vesting term of the stock option, which typically is four years.

     The Company accounts for non-employee stock-based compensation using the fair value method, as required by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. As such, deferred compensation is recorded for all non-employee stock options as of the date of grant. Deferred compensation expense for non-employee stock options is amortized on an accelerated basis, as prescribed by Financial Interpretation No. 28 ("FIN 28"), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the contractual life of the stock option.

     Earnings  (Loss)  Per  Common  Share

     The Company calculates earnings (loss) per common share in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share for companies with potentially dilutive securities, such as stock warrants and stock options. Accordingly, basic earnings (loss) per common share is computed using the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period. Common stock equivalents consist of convertible preferred stock (using the "as if converted" method), stock options and stock warrants (using the "treasury stock" method). Common stock equivalent shares are excluded from the computation if the effect is antidilutive. As a result of the antidilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for all periods presented.

     Recent  Accounting  Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting No. 145 ("SFAS 145"), Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. This statement rescinds Statement of Financial Accounting No. 4, Reporting Gains and Losses from Extinguishment of Debt, Statement of Financial
     Accounting No. 64, Extinguishment of Debt made to satisfy Sinking-Fund Requirements, and Statement of Financial Accounting No. 44, Accounting for Intangible Assets of Motor Carriers. This statement also amends Statement of Financial Accounting No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The adoption of SFAS 145 had no impact on financial statements of the Company.

     In June 2002, the FASB issued Statement of Financial Accounting No. 146 ("SFAS 146"), Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes

     Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

3.   ACQUISITIONS AND DISCONTINUED OPERATIONS

     Acquisition of First Independence American Corporation ("IAHC")

     On July 30, 2002, the Company entered into an agreement to acquire IAHC, formerly First Standard Holdings Corp. from SSH Corp. and IHC for $31,920,000 in cash. IAHC and its wholly-owned subsidiaries are engaged in the insurance and reinsurance business. Upon closing of the transaction, the Company will become an insurance holding company, close its offices in San Francisco, terminate all but one of its employees, and enter into a services agreement with IHC under which the Company's operations will be directed by IHC management and employees. Consummation of this acquisition is subject to satisfaction of certain conditions, including approval by insurance regulators and the Company's stockholders. The Company anticipates the Company's stockholders will approve the transaction at the Special Meeting of Stockholders on November 14, 2002.

     In a separate transaction, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 5,000,000 common stock shares at $3.00 per share for a total value of $15,000,000. As a result of this transaction, PCCW's appointees Linus W.L. Cheung and Jeffrey A. Bowden resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, Chief Executive Officer of IHC, were appointed to the Company's Board of Directors. Additionally, upon closing of the transaction, IHC has agreed to make a cash tender offer at $3.00 per share for at least 3,000,000 outstanding common stock shares of the Company, subject to certain limitations.

     Acquisition  and  Discontinued  Operations  of  Intellicom

     On February 9, 1999, a wholly owned subsidiary of the Company merged with and into Intellicom (the "Intellicom Acquisition"). The Intellicom Acquisition was accounted for under the purchase method, and the results of Intellicom have been included in the consolidated financial statements since the date of acquisition. The purchase price of $14,869,000 was comprised of: (i) a cash component of $500,000 (the "Cash Consideration");
     (ii) a promissory note in the amount of $1,000,000 bearing interest at 7.5% per annum and due one year after closing (the "First Promissory Note");
     (iii) a promissory note in the amount of $2,000,000 bearing interest at 8.5% per annum and due two years after closing (the "Second Promissory Note", together with the First Promissory Note, are defined as the "Debt
     Consideration"); (iv) the issuance of 500,000 shares of the Company's common stock (adjustable upwards after one year in certain circumstances), valued at $14.938 per share, for a total value of $7,469,000 (the "Closing Shares"); (v) additional shares of the Company's common stock issuable upon the first, second and third anniversaries of the closing, valued at a total of $3,500,000 (the "Anniversary Shares", together with the Closing Shares, are defined as the "Equity Consideration"); and (vi) certain direct acquisition costs totaling $400,000. The Debt Consideration may be partially or wholly converted into the Company's common stock, under certain circumstances. The conversion price of the Debt Consideration was based upon the average closing price of the Company's common stock for the 15 days immediately preceding the conversion date.

     In April 1999, the Company paid the First Promissory Note and related interest in full with a combination of $832,000 in cash and the remainder, after expenses, with 6,118 common stock shares valued at $190,000. The Intellicom Acquisition agreement required the Company to issue $1,500,000 of common stock shares on the first anniversary date of the Intellicom Acquisition. Accordingly, on February 8, 2000, the Company issued 43,314 common stock shares valued at $1,499,000 and paid $1,000 for fractional shares to the former Intellicom stockholders. On February 7, 2001, the Company made an offer to the former Intellicom stockholders to pay a discounted amount in lieu of the Company's obligation to pay cash and stock for the remaining consideration, which was to be paid in connection with the Intellicom acquisition and consisted of (i) a $2,000,000 8.5% promissory note and accrued interest, (ii) the requirement for the Company to issue $1,500,000 of common stock shares on the second anniversary date of the Intellicom acquisition, and (iii) the requirement for the Company to issue $500,000 of common stock shares on the third anniversary date of the Intellicom acquisition. The parties agreed to settle the obligation by which the Company paid $2,815,000 (including accrued interest of $325,000), issued 99,922 common stock shares valued at $199,000, and recognized a $1,326,000 extraordinary gain on settlements of outstanding obligations. On February 9, 2002, the Company issued 12,426 common stock shares to settle the remaining obligations related to the requirement to issue common stock shares on the third anniversary date of the Intellicom acquisition.

     On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. On April 22, 2002, Intellicom entered into an agreement to sell certain assets to Native Intellicom, Inc., a wholly-owned subsidiary of the Pinoleville Band of Pomo Indians, for cash, subject to the termination of Intellicom's lease for its facility in Livermore, California. On August 1, 2002 Intellicom terminated the agreement with the Pinoleville Band of Pomo Indians and is negotiating to a sell those assets to another group of Native Americans. The operating results of Intellicom have been segregated from continuing operations and are reported as a loss from discontinued operations of the accompanying consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. The actual results could differ materially from these estimates. The Company recorded an estimated loss on disposition of Intellicom of $3,120,000 for the year ended September 30, 2002. The assets and liabilities of such operations are reflected in net liabilities associated with discontinued operations of the accompanying consolidated balance sheets at September 30, 2002 and 2001. Through September 30, 2002, $2,274,000, primarily consisting of loss on sale of assets, net loss subsequent to March 31, 2002, severance payments and contract termination settlements, has been applied to this reserve. The remaining $846,000 will be utilized primarily for contract terminations.

     In an effort to reduce Intellicom losses, the Company initiated an overall cost cutting program and organizational restructuring during May 2001. As a result of the organizational restructuring, the Company established a $1,290,000 restructuring reserve, which consists of severance costs for affected employees and shut down costs for certain offices, and is reflected in net liabilities associated with discontinued operations of the accompanying consolidated balance sheets at September 30, 2002 and 2001. Through September 30, 2002, $1,290,000 of severance payments, and write offs of leasehold improvements and office furniture related to the various offices have been applied to this reserve.

     Acquisition of Laptop Lane, Formation of Aerzone and Discontinued Operations of Aerzone

     On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.), a Delaware corporation, to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, a Washington corporation, on April 21, 2000. The acquisition was accounted for under the purchase method, and the results of Laptop Lane have been included in the consolidated financial statements since the date of acquisition. The Company paid approximately $21,559,000 consisting of (i) 972,266 common stock shares of the Company valued at $15,107,000, net of adjustment for expenses paid by the Company on behalf of Laptop Lane, exchanged for all outstanding common stock shares of Laptop Lane, (ii) direct acquisition costs of approximately $2,300,000, which included a bonus payment to Laptop Lane employees of $431,000 in lieu of Laptop Lane stock options, and (iii) 250,000 common stock shares of the Company valued at $3,652,000 issued to former Laptop Lane stockholders in payment for achieving certain criteria. As part of the acquisition, an additional 333,333 common stock shares of the Company were to be distributed to former Laptop Lane stockholders if certain performance goals or other criteria were met. As of September 30, 2000, Laptop Lane achieved three of the four performance goals; as a result, 249,981 common stock shares of the Company and cash amounting to $3,652,000 were distributed to the former Laptop Lane stockholders. In October 2000, Laptop Lane achieved the fourth performance goal requirement, resulting in the distribution of 81,050 common stock shares of the Company valued at $332,000 to the former Laptop Lane stockholders. Additionally, in connection with the acquisition, the Company provided $6,000,000 in working capital to Laptop Lane, under a secured promissory note, which was included as part of the purchase price consideration.

     On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The operating results of Aerzone have been segregated from continuing operations and are reported as loss from discontinued operations of the accompanying consolidated statement of operations. The loss from discontinued operations includes management's estimates of the remaining costs to wind down the business and costs to settle its outstanding liabilities. The assets and liabilities of such operations are reflected as net liabilities associated with discontinued operations of the accompanying consolidated balance sheets at September 30, 2002 and 2001. For the year ended September 30, 2000, the Company recorded an estimated loss on disposition reserve of Aerzone of $42,200,000. For the year ended September 30, 2001, the Company increased the estimated loss on disposition reserve of Aerzone by $14,906,000, primarily as a result of the Company reducing the estimated proceeds from the sale of Laptop Lane and increasing estimated discontinued operating costs. For the year ended September 30, 2002, the Company increased the estimated loss on disposition of Aerzone by $750,000, as a result of a superior court decision related to a breach of contract and other legal matters. The estimated loss on disposition reserve of Aerzone is reflected in net liabilities associated with discontinued operations of the accompanying consolidated balance sheets at September 30, 2002 and 2001, and the corresponding charge is reflected in loss on disposition of discontinued operations of the accompanying consolidated statements of operations for the years ended September 30, 2002, 2001 and 2000. Through September 30, 2002, $56,091,000, primarily consisting of intangibles write off, loss on sale of assets, net loss subsequent to September 30, 2000, severance payments and contract termination settlements, has been applied to this reserve. The remaining $1,765,000 will be utilized primarily for contract terminations and legal fees.

     Following the sale of certain assets on August 16, 2001, Laptop Lane ceased operations and made an assignment for the benefit of creditors of its remaining assets.

     Discontinued  Operations  of  ISP  Channel

     On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because of (1) consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and (2) the Company was no longer able to bear the costs of maintaining the ISP Channel. The operating results of ISP Channel have been segregated from continuing operations and are reported as loss from discontinued operations of the accompanying consolidated statements of operations. The loss from discontinued operations includes management's estimates of the remaining costs to wind down the business, costs to settle its outstanding liabilities, and the proceeds from the sale of assets. The assets and liabilities of such operations are reflected as net liabilities associated with discontinued operations of the accompanying consolidated balance sheets at September 30, 2002 and 2001. For the year ended September 30, 2000, the Company recorded as estimated loss on disposition reserve of ISP Channel of $97,200,000. For the year ended September 30, 2001, the Company decreased the estimated loss on disposition reserve of ISP Channel by $10,008,000, primarily as a result of the Company experiencing better than previously estimated contract settlements. For the year ended September 30, 2002, the Company reduced the estimated loss on disposition reserve of ISP Channel by $900,000, primarily as a result of the Company experiencing better than previously estimated contract settlements. The estimated loss on disposition reserve of ISP Channel is reflected in net liabilities of discontinued operations of the accompanying consolidated balance sheets at September 30, 2002 and 2001, and the corresponding benefit and charge are reflected in loss on disposition of discontinued operations of the accompanying consolidated statements of operations for the years ended September 30, 2002, 2001 and 2000. Through September 30, 2002, $85,978,000,
     primarily consisting of intangibles write off, loss on sale of assets, net loss subsequent to September 30, 2000, severance payments and contract termination settlements, has been applied to this reserve. The remaining $314,000 will be utilized primarily for contract terminations.

     Discontinued  Operations  of  Micrographic  Technology  Corporation ("MTC")

     As a result of a preliminary arbitration decision related to a dispute with Applications Informatiques Multimedia and a dispute related to the sale of MTC to Global Information Distribution GmbH ("GID"), the Company recorded a $1,127,000 estimated loss on disposition reserve of MTC for the year ended September 30, 2002. MTC was previously owned by the Company, and was sold to GID on September 30, 1999. The estimated loss on disposition reserve of MTC is reflected in net liabilities associated with discontinued operations of the accompanying consolidated balance sheet at September 30, 2002, and the corresponding charge is reflected in loss on disposition of discontinued operations of the accompanying consolidated statement of operations for the year ended September 30, 2002. Through September 30,
     2002, $202,000 of legal fees has been applied to this reserve. The remaining $925,000 will be utilized primarily for the arbitration decision related to a dispute with Applications Informatiques Multimedia and related legal fees.

     Discontinued  Operations  Summary

     The operating results of discontinued operations are as follows (in thousands):

                                         YEAR ENDED SEPTEMBER 30,
                                      ------------------------------
                                        2002      2001       2000
                                      --------  ---------  ---------
          Revenues . . . . . . . . .  $ 1,463   $  4,177   $ 18,129
                                      ========  =========  =========

          Loss before income taxes .  $(1,829)  $(29,557)  $(85,346)
          Provision for income taxes        -          -          -
                                      --------  ---------  ---------

          Net loss . . . . . . . . .  $(1,829)  $(29,557)  $(85,346)
                                      ========  =========  =========

     The net liabilities associated with discontinued operations are as follows (in thousands):

                                                           SEPTEMBER 30,
                                                         ------------------
                                                           2002      2001
                                                         --------  --------
Current assets:
  Short-term investments, available-for-sale. . . . . .  $      -  $     20
  Accounts receivable, net. . . . . . . . . . . . . . .         -        91
  Inventory, net. . . . . . . . . . . . . . . . . . . .         -       537
  Other current assets. . . . . . . . . . . . . . . . .         2        90
                                                         --------  --------

Total current assets. . . . . . . . . . . . . . . . . .         2       738

Property, plant and equipment, net. . . . . . . . . . .         -     1,644
Restricted cash . . . . . . . . . . . . . . . . . . . .         -       639
Other assets. . . . . . . . . . . . . . . . . . . . . .        55        51
                                                         --------  --------

Total assets. . . . . . . . . . . . . . . . . . . . . .  $     57  $  3,072
                                                         ========  ========

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . .  $      1  $    423
  Estimated closure costs . . . . . . . . . . . . . . .     3,610     3,703
  Restructuring accrual . . . . . . . . . . . . . . . .         -       512
  Laptop Lane Limited acquisition reserve . . . . . . .         -        27
  Other accrued expenses. . . . . . . . . . . . . . . .       296     1,164
                                                         --------  --------

Total liabilities . . . . . . . . . . . . . . . . . . .  $  3,907  $  5,829
                                                         ========  ========

Net liabilities associated with discontinued operations  $  3,850  $  2,757
                                                         ========  ========

4.   RESTRUCTURING EXPENSE

     On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. As a result of this plan, the Company established a $3,900,000 restructuring reserve, which consists primarily of severance costs for affected employees. Subsequently, for the year ended September 30, 2002, the Company increased the restructuring reserve by $502,000 for additional estimated lease termination costs associated with Company headquarters. The restructuring reserve is reflected as restructuring accrual of the accompanying consolidated balance sheets at September 30, 2002 and 2001. Through September 30, 2002, $2,956,000 of severance payments has been applied to this reserve. The remaining $1,446,000 will be utilized primarily for lease termination costs associated with Company headquarters.

5.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Short-term investments, available-for-sale are carried at fair value based on quoted market prices. Net unrealized holding losses amounted to $6,000 and $464,000, and are based on the market value of securities at September 30, 2002 and 2001, respectively. Net unrealized holding losses are reflected in accumulated other comprehensive loss of the accompanying consolidated balance sheets at September 30, 2002 and 2001.

     Short-term investments, available-for-sale at September 30, 2002, consist of $40,900,000 of debt securities that mature between one to five years, and $10,000 of common stock. Cash, cash equivalents and short-term investments, available-for-sale consist of the following at September 30, 2002 (in thousands):

                                                      UNREALIZED    UNREALIZED
                                              COST       GAIN          LOSS      MARKET
                                             -------  -----------  ------------  -------
Cash and cash equivalents:
  Cash. . . . . . . . . . . . . . . . . . .  $ 1,317  $         -  $         -   $ 1,317
  Money market funds. . . . . . . . . . . .   19,832            -            -    19,832
                                             -------  -----------  ------------  -------

                                             $21,149  $         -  $         -   $21,149
                                             =======  ===========  ============  =======

Short-term investments, available-for-sale:
  Market auction securities . . . . . . . .  $40,900  $         -  $         -   $40,900
  Common stock. . . . . . . . . . . . . . .       16            -           (6)       10
                                             -------  -----------  ------------  -------

                                             $40,916  $         -  $        (6)  $40,910
                                             =======  ===========  ============  =======

     Short-term investments, available-for-sale at September 30, 2001, consist of $3,799,000 of debt securities that mature between three months to one year, $56,597,000 of debt securities that mature between one to five years, and $98,000 of common stock. Cash, cash equivalents and short-term investments, available-for-sale consist of the following at September 30, 2001 (in thousands):

                                                      UNREALIZED    UNREALIZED
                                              COST       GAIN          LOSS      MARKET
                                             -------  -----------  ------------  -------
Cash and cash equivalents:
  Cash. . . . . . . . . . . . . . . . . . .  $ 5,198  $         -  $         -   $ 5,198
  Banker's acceptance . . . . . . . . . . .      412            -            -       412
  Corporate debt securities . . . . . . . .    1,004            -            -     1,004
  Money market funds. . . . . . . . . . . .    8,346            -            -     8,346
                                             -------  -----------  ------------  -------

                                             $14,960  $         -  $         -   $14,960
                                             =======  ===========  ============  =======

Short-term investments, available-for-sale:
  Market auction securities . . . . . . . .  $53,099  $         -  $        (2)  $53,097
  Foreign debt securities . . . . . . . . .      798            1            -       799
  Corporate debt securities . . . . . . . .    6,793                      (293)    6,500
  Common stock. . . . . . . . . . . . . . .      268            -         (170)       98
                                             -------  -----------  ------------  -------

                                             $60,958  $         1  $      (465)  $60,494
                                             =======  ===========  ============  =======

6.   EQUITY INVESTMENTS

     On February 12, 1999, substantially all of the assets of the telecommunications segment, Kansas Communications, Inc. ("KCI"), were sold to Convergent Communications Services, Inc. ("Convergent") for an aggregate sale price of approximately $6,300,000, including 30,000 shares of Convergent's parent company common stock with an agreed value of approximately $300,000 ($10.00 per share) (the "Convergent Shares"), subject to adjustment in certain events. Subsequently, a purchase price adjustment provided the Company with additional Convergent Shares with an agreed value of $198,000 for a total investment in Convergent Shares of $498,000. As a result of Convergent's inability to secure funding for its cash shortfall and subsequent filing on April 19, 2001, for protection under Chapter 11 of the U.S. Bankruptcy Code, the Company recognized an-other-than temporary decline of $498,000 for the year ended September 30, 2001. The other-than-temporary decline is reflected in the loss on disposition of equity investments, net of the accompanying consolidated statement of operations for the year ended September 30, 2001.

     On August 18, 1999, the Company acquired 106,250 series A convertible preferred stock shares of YourDay.com, Inc. ("YourDay"), a Delaware corporation, for $250,000. YourDay was a leading online calendar and scheduling system that integrates Palm Pilots, telephones and the Internet anywhere in the world. Subsequently, on February 23, 2000, YourDay merged with deltathree.com, Inc. ("Deltathree"), a Delaware corporation. The merger called for each YourDay series A convertible preferred stock share be converted into .0469 Deltathree series A common stock share. The Company received 4,983 Deltathree series A common stock shares in the exchange, and accounted for the exchange at fair value, which resulted in a loss of $37,000 included in gain on disposition of long-term equity investments of the accompanying consolidated statements of operations. Deltathree is a global provider of IP telephony services and other enhanced Web-based communications to individuals and businesses worldwide. Deltathree is listed and traded on the Nasdaq National Market under the symbol "DDDC". As a result of problems facing Deltathree in attempting to raise additional financing to cover projected cash shortfalls, the Company recognized an other-than-temporary decline of $207,000 for the year ended September 30, 2001. The other-than-temporary decline is reflected in the loss on disposition of equity investments, net of the accompanying consolidated statement of operations for the year ended September 30, 2001.

     On February 23, 2000, the Company entered into an agreement to provide management consulting advice on strategy, operations, marketing, technology and content, and training related to high speed Internet services through cable television networks to Big Sky Network Canada, Ltd. ("Big Sky"), a British Virgin Islands international business company. As part of the agreement, the Company acquired 10,000 Big Sky common stock shares for $500,000. On April 24, 2000, the Company acquired an additional 40,000 Big Sky common stock shares for $2,000,000. Additionally, the Company incurred $1,136,000 of expenses on behalf of Big Sky for a total investment of $3,636,000. Big Sky was a company that formed cooperative joint venture relationships with government-approved partners to offer high capacity, high speed Internet access and services in major urban markets throughout the People's Republic of China. Subsequently, on September 29, 2000, the Company sold its 50,000 Big Sky common stock shares for $13,830,000 to the other owner of Big Sky, China Broadband Corporation ("China Broadband"), a Nevada corporation, which resulted in a gain of $10,194,000 included in gain on disposition of long-term equity investments of the accompanying consolidated statements of operations. Proceeds from the sale consisted of
     (i) $2,500,000 in cash, (ii) a promissory note in the amount of $1,700,000 bearing interest at 8% per annum due September 29, 2001, and (iii) 1,133,000 China Broadband common stock shares valued at $9,630,000. China Broadband is the leading cable broadband provider in China. China Broadband is listed and traded on the Nasdaq Over-the-Counter Bulletin Board under the symbol "CBBD". On July 13, 2001, the Company sold its interest in China Broadband Corporation, consisting of 1,133,000 common stock shares and $1,700,000 promissory note and accrued interest, to Canaccord International Limited for $1,000,000. For this transaction, the Company recognized loss of $9,630,000 related to the 1,133,000 China Broadband common stock shares, and a loss of $768,000 related to the $1,700,000 promissory note and accrued interest. The loss related to the 1,133,000 China Broadband common stock shares, and the loss related to the promissory note and accrued interest are reflected in the loss on disposition of equity investments, net of the accompanying consolidated statement of operations for the year ended September 30, 2001.

     On August 18, 1999, the Company acquired 83,330 series A convertible preferred stock shares of YourStuff.com, Inc. ("YourStuff"), a Delaware corporation, for $250,000. YourStuff provides a secure Web-based central file repository. Subsequently, on October 30, 2000, YourStuff merged with SenseNet, Inc. ("SenseNet"), a Delaware corporation. The Company received 267,501 SenseNet common stock shares in the exchange, and accounted for the exchange at cost. SenseNet is a privately held company that provides intranet business applications that focus on increasing productivity and profitability. As a result of problems facing SenseNet in attempting to raise needed follow-on financing to cover projected cash shortfalls under current stock market conditions, the Company wrote off the investment of $250,000 related to the 267,501 SenseNet common stock shares for the year ended September 30, 2001. The write off is reflected in the loss on disposition of equity investments, net of the accompanying consolidated statement of operations for the year ended September 30, 2001.

     On January 14, 2000, the Company acquired 337,496 series B preferred stock shares of Dotcast.com, a California corporation, for $1,000,000. Dotcast.com is a privately held company developing a national high-speed digital network for the distribution of digital entertainment, interactive services and multimedia communications. The investment in Dotcast.com is classified as a long-term equity investment of the accompanying consolidated balance sheets at September 30, 2002 and 2001.

     On October 12, 1999, the Company entered into a memorandum of understanding with PCCW to form a joint venture, Pacific Century SoftNet, to market cable-based Internet products and services to cable operators throughout Asia. For the year ended September 30, 2000, the Company contributed $230,000 to this joint venture and recognized equity losses of $191,000, which is reflected in equity in net losses of investee companies of the accompanying consolidated statement of operations. As a result of PCCW and the Company mutually ending the joint venture, the Company wrote off the remaining investment of $39,000 for the year ended September 30, 2001. The write off is reflected in the loss on disposition of equity investments, net of the accompanying consolidated statement of operations for the year ended September 30, 2001.

     On March 24, 2000, the Company entered into an agreement to provide management consulting advice on strategy, operations, marketing, technology and content, and training related to high speed Internet services through cable television networks to Interactive Cable Communications Incorporated ("ICC"). As part of this agreement, the Company acquired 5,300 ICC common stock shares for $3,800,000, and formed a joint venture with Marubeni Corporation ("Marubeni"), a Japan corporation. ICC was engaged in the business of providing data transferring services including high-speed cable-based Internet services. For the year ended September 30, 2001 and 2000, the Company recognized equity income of $21,000 and equity losses of $390,000, respectively, and is reflected in equity in net losses of investee companies of the accompanying consolidated statements of operations. On July 17, 2001, the Company sold its 5,300 ICC common stock shares to Marubeni for $250,000. For this transaction, the Company recognized a loss of $3,180,000 related to the 5,300 ICC common stock shares. The loss is reflected in the loss on disposition of equity investments, net of the accompanying consolidated statement of operations for the year ended September 30, 2001.

     On September 15, 2000, the Company entered into a stock purchase agreement to acquire 3,000,000 series A convertible preferred stock shares of Freewire Networks, Inc. ("Freewire"), a Delaware corporation, for $3,000,000. Freewire was a privately held company developing wireless broadband services at sporting venues using IEEE 802.11 technology. The Company held Freewire in a corporate joint venture with Lucent Technologies Inc. ("Lucent") and Freewire's founding management stockholders. Under certain circumstances, Lucent had the option to require the Company to purchase Lucent's shares. For the year ended September 30, 2001, the Company recognized equity losses of $415,000 that is reflected in equity in net losses of investee companies of the accompanying consolidated statement of operations. As a result of problems facing Freewire in attempting to raise needed follow-on financing to cover projected cash shortfalls under current stock market conditions, the Company wrote off $2,622,000 related to the 3,000,000 Freewire series A convertible preferred stock shares for the year ended September 30, 2001. The write off is reflected in the loss on disposition of equity investments, net of the accompanying consolidated statement of operations for the year ended September 30, 2001. On September 26, 2001, Lucent brought action against the Company, alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. and claiming damages of approximately $3.5 million, which may increase over time. On December 31, 2001, the San Francisco Superior Court issued an order to deny Lucent's application for writ of attachment, finding that Lucent had not shown a substantial probability that it will prevail on its claim. The Company continues to believe that Lucent's claims are without merit and will be contested vigorously.

     In November 2000, the Company acquired 1,000,000 common stock shares and 400,000 preference stock shares of SkyNet Global Limited ("SkyNet"), an Australian corporation, for $262,000 and $484,000, respectively. SkyNet is a provider of business center services in airports. SkyNet's common stock is listed and traded on the Australian Stock Exchange under the symbol "SKG.AX". The Company recognized a loss of $253,000 related to the 1,000,000 SkyNet Global Limited common stock shares and $480,000 related to the 400,000 SkyNet Global Limited preference stock shares for the year ended September 30, 2002. The loss is reflected in loss on disposition of equity investments, net of the accompanying consolidated statements of operations for the year ended September 30, 2002. The common stock investment in SkyNet is an available-for-sale security, and accordingly, is classified as a short-term investment of the accompanying consolidated balance sheets at September 30, 2002 and 2001. The preference stock investment of SkyNet is classified as a long-term equity investment of the accompanying consolidated balance sheets at September 30, 2002 and 2001.

7.   PROPERTY AND EQUIPMENT, NET

     Property  and  equipment  consist  of  the  following  (in  thousands):

                                              SEPTEMBER 30,
                                           --------------------
                                              2002       2001
                                           ---------  ---------
          Furniture and fixtures. . . . .  $      -   $     39
          Equipment . . . . . . . . . . .       454       1027
                                           ---------  ---------

          Property and equipment, gross .       454      1,066
          Less allowance for depreciation      (384)      (375)
                                           ---------  ---------

          Property and equipment, net . .  $     70   $    691
                                           =========  =========

8.   LONG-TERM DEBT

     Long-term  debt  consists  of  the  following  (in  thousands):

                                                                                     SEPTEMBER 30,
                                                                                  -------------------
                                                                                    2002       2001
                                                                                  ---------  --------
5% Convertible Subordinated Debentures, due September 30, 2002, interest payable annually, convertible into the Company's common stock at $8.25 per share after
  December 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -  $ 1,444
                                                                                  ---------  --------

Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -    1,444
Less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -   (1,444)
                                                                                  ---------  --------

Long-term debt, net of current portion . . . . . . . . . . . . . . . . . . . . .  $       -  $     -
                                                                                  =========  ========

     On January 2, 1998, the Company issued $1,444,000 principal amount of its 5% Convertible Subordinated Debentures due September 30, 2002, to Mr. R.C.W. Mauran, who was at the time of the transaction a beneficial owner of more than 5% of the Company's common stock, in exchange for the assignment to the Company of certain equipment leases and other consideration, all of which had been assimilated into the business of Micrographic Technology Corporation. The debentures were convertible into the Company's common stock at $8.25 per share after December 31, 1998. On September 30, 2002, the Company paid the principal of $1,444,000 and accrued interest in cash.

9.   COMMITMENTS AND CONTINGENCIES

     Operating  Leases

     The Company has operating leases for office space and certain other office equipment. These operating leases provide for minimum rents and generally include options to renew for additional periods. The Company is currently in negotiations to sublease its principal executive offices.

     Future minimum lease payments under non-cancelable operating leases as of September 30, 2002, are as follows (in thousands):

          YEAR ENDING SEPTEMBER 30:

            2003. . . . . . . . . .  $  529
            2004. . . . . . . . . .     534
            2005. . . . . . . . . .     445
                                     ------

                                     $1,508
                                     ======

     The Company's rent expense from continuing operations for the years ended September 30, 2002, 2001 and 2000, were $430,000, $499,000 and $649,000, respectively.

     Legal  Proceedings

     On September 26, 2001, Lucent brought action in San Francisco Superior Court against the Company, alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire and claiming damages of approximately $3.5 million, which may increase over time. On December 31, 2001, the San Francisco Superior Court issued an order to deny Lucent's application for writ of attachment, finding that Lucent had not shown a substantial probability that it will prevail on its claim. The Company continues to believe that Lucent's claims are without merit and will be contested vigorously.

     On November 9, 2001, Nokia, Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone, alleging breach of contract arising out of the Aerzone's proposed operations in certain airports. Nokia seeks approximately $2.1 million in damages. The Company believes that Nokia's claims are without merit and intends to contest these claims vigorously. Additionally, the Company deposited security collateral of $1,053,000 as required by the performance bond indemnity agreement with the surety company. In the event that the Company prevails, any balance on the collateral will be returned by the surety company to the Company. The security collateral is reflected in other assets of the accompanying consolidated balance sheets at September 30, 2002, and September 30, 2001.

     On October 30, 2001, GID commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of MTC to GID on September 30, 1999. GID claims approximately $750,000 in damages. The Company believes GID's claims are without merit and intends to contest these claims vigorously.

     The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its discontinued businesses. The Company believes the results of the above noted legal proceedings, other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

10.  COMMON STOCK

     Common  Stock

     On January 12, 1999, the Company issued $12,000,000 of its 9% Senior Subordinated Convertible Notes (the "Notes") due January 1, 2001, to a group of institutional investors. These Notes were convertible into the Company's common stock with an initial conversion price of $17.00 per share until July 1, 1999, and, thereafter, at the lower of $17.00 per share (the "Initial Conversion Price") and the lowest five-day average closing bid price of the Company's common stock during the 30-day trading period ending one day prior to the applicable conversion date (the "Conversion Price"). In connection with these Notes, the Company issued to these investors warrants to purchase an aggregate of 300,000 shares of the Company's common stock. These warrants have an exercise price of $17.00 per share and expire in 2003. On April 28, 1999, as a result of the Company's underwritten secondary public offering (the "Secondary Offering"), and in conjunction with an anti-dilution provision associated with the Notes, the Initial Conversion Price was reduced from $17.00 to $16.49 per share. Furthermore, in order to secure three month lock-up agreements from the holders of the Notes in conjunction with the Secondary Offering, the Company entered into a new arrangement with the holders of the Notes to issue all future interest payments, beginning with the three months ended June 30, 1999, in the form of convertible notes with substantially the same form and features as the original Notes. Therefore, the Company issued an additional $549,000 in notes, representing interest for the six months ended September 30, 1999 (the "Interest Notes"). On October 22, 1999, all of the Notes, related Interest Notes and accrued interest were converted into 765,201 shares of the Company's common stock.

     On September 15, 1995, the Company issued $2,856,000 of its 9% Convertible Subordinated Debentures due September 15, 2000, in conjunction with the acquisition of MTC. The debentures were issued to the shareholders of MTC as partial consideration for the acquisition. These 9% debentures had a conversion price of $6.75. As of September 30, 1999, the Company issued 222,200 common stock shares pursuant to the conversion of $1,499,000 of these debentures. For the year ended September 30, 2000, the Company issued 1,467 common stock shares pursuant to the conversion of $63,000 of convertible debt by two separate holders of these debentures. On September 15, 2000, the Company paid the remaining $1,294,000 of convertible debt and accrued interest in cash.

     On September 15, 1995, in association with the acquisition of MTC, the Company assumed $1,800,000 of 6% Convertible Subordinated Secured Debentures due February 28, 2002. These 6% debentures were subject to redemption at the option of the Company at face value, provided however, that the Company issued warrants to common stock shares purchase for the same number of shares as would have been issued if the debentures were converted. These Debentures were convertible into the Company's common stock at $8.25 per share after December 31, 1998. As of September 30, 1999, the Company issued 140,739 common stock shares pursuant to the conversion of $1,140,000 of these convertible debentures. Subsequently, on November 15, 2000, the remaining principal of $660,000 and accrued interest was paid.

     On December 13, 1999, the Company completed a private placement of 5,000,000 common stock shares for net proceeds of $128,121,000 to PCCW, and entitled PCCW to designate two persons for election to the Board of Directors. On July 30, 2002, IHC acquired PCCW's entire interest in the Company consisting of 5,000,000 common stock shares at $3.00 per share for a total value of $15,000,000. As a result of this transaction, PCCW appointees Linus W.L. Cheung and Jeffrey A. Bowden resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, Chief Executive Officer of IHC, were appointed to the Company's Board of Directors. Additionally, upon closing of the acquisition of IAHC, IHC has agreed to make a cash tender offer at $3.00 per share for at least 3,000,000 outstanding common stock shares of the Company, subject to certain limitations (see Note 3).

     In conjunction with offering incentives to launch the Company's ISP Channel cable-based Internet services, the Company issued common stock to cable affiliates in return for the exclusive rights to provide Internet services to their customers. For the year ended September 30, 2000, the Company issued 35,160 common stock shares valued at $419,000 to two separate cable affiliates. Further, on November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). In exchange for signing an agreement to launch the ISP Channel services, the Company issued a total of 3,500,000 common stock shares to Mediacom, of which 3,150,000 common stock shares were restricted. The restrictions were progressively lifted as Mediacom launched ISP Channel's services in Mediacom's cable television systems. At September 30, 2000, there were 2,100,000 common stock shares restricted and unvalued. The unrestricted 1,400,000 common stock shares were valued at $26,513,000 as cable affiliate launch incentive. As a result of the Company discontinuing the operations of ISP Channel, the cable affiliate launch incentive, net of amortization, was written off and reflected in the loss on disposition of discontinued operations for the year ended September 30, 2000. On February 16, 2001, the Company and ISP Channel entered into agreements with Mediacom, to terminate Mediacom's affiliate relationship with ISP Channel. As part of these agreements Mediacom released all obligations under the affiliate agreement with ISP Channel and returned 1,300,000 restricted common stock shares of the Company, and in exchange received certain equipment, a $3,768,000 payment from the Company, and the Company removed restrictions on 800,000 common stock shares valued at $1,500,000 held by Mediacom. Mediacom currently holds a total of 2,200,000 unrestricted common stock shares of the Company. Pursuant to these agreements, neither the Company nor ISP Channel has any further material obligation to Mediacom.

     On July 30, 2002, the Company's Board of Directors approved a shareholder rights plan (the "Plan"). Pursuant to the Plan's approval, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding common stock share. The dividend distribution of the Rights will be payable to common stock stockholders of record on August 14, 2002. The Rights distribution is not taxable to stockholders. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires or announces a tender offer for 4.99% or more of the Company's common stock. Under certain circumstances, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $3.00. The Company's Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 4.99% or more of the outstanding common stock.

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

     On May 17, 2002, the Company received a Nasdaq Staff Determination Letter stating that the Company's common stock was no longer eligible for continued listing on the Nasdaq National Market as a result of the Company ceasing the operations of its last business segment, Intellicom, and that the Company therefore did not meet the requirements for continued listing set forth in Marketplace Rules 4300 and 4330. Subsequently, the Company requested and was granted an oral hearing before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq Staff Determination Letter, which stayed the delisting of the Company's common stock pending the outcome of the hearing. On July 12, 2002, the Company appeared before the Nasdaq Listing Qualifications Panel to present the Company's plan to acquire IAHC, which would allow the Company to comply with the Marketplace Rules 4300 and 4330. On August 15, 2002, the Nasdaq Listing Qualifications Panel informed the Company that the Company will remain listed on Nasdaq National Market, subject to meeting various conditions, including the completion of the acquisition of IAHC by December 31, 2002. The Nasdaq Listing Qualifications Panel has also informed the Company that if it does remain listed on the Nasdaq National Market, following the acquisition of IAHC, the Company will be required to meet Nasdaq's initial listing requirements as well as Nasdaq's continued listing requirements.

11.  TREASURY STOCK

     On August 15, 2000, the Company's Board of Directors authorized the repurchase of up to 2,600,000 common stock shares of the Company. The
     Company's repurchases of common stock shares are recorded at cost as treasury stock and result in a reduction of stockholders' equity. For the years ended September 30, 2001 and 2000, the Company repurchased 1,881,000 common stock shares for $6,858,000 and 409,500 common stock shares for $2,279,000, respectively.

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

     ESPP provides for the purchase of common stock at the lower of 85% of the fair market value of the common stock shares on the first day of the offering period or 85% of the fair market value of the common stock shares on the last day of the offering period. A total of 1,325,000 common stock shares were reserved for issuance under ESPP. For the years ended September 30, 2001 and 2000, the Company issued 56,769 common stock shares for a total value of $100,000 and 15,116 common stock shares for a total value of $145,000, respectively.

13.  STOCK OPTIONS AND WARRANTS

     1998  Stock  Incentive  Plan  ("1998  Plan")

     Effective October 1, 1998, the Company implemented the 1998 Plan, which the Company's stockholders approved on April 13, 1999. Concurrent with such stockholder approval, all outstanding stock options under the Company's 1995 Long-Term Incentive Plan (the "Incentive Plan") were incorporated into the 1998 Plan, and no further stock option grants or stock issuances were made under the Incentive Plan. The incorporated stock options continued to be governed by their existing terms. However, the Administrator of the 1998 Plan could elect to extend one or more features of the 1998 Plan to the incorporated stock options. As of September 30, 2002, the 1998 Plan Administrator has not elected to extend any of the features of the 1998 Plan to the incorporated stock options. Each stock option under the Incentive Plan was granted at an exercise price not less than the fair market value of the Company's common stock on the grant date, and vested equally over a three year period on the yearly anniversary date of the grant. The 1998 Plan provides for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employees and other individuals. Under the terms of the 1998 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting 25% on the first year anniversary date of the grant and ratably over the next 36 months. In addition, the number of common stock shares reserved for issuance under the 1998 Plan will automatically increase on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to four percent of the total number of common stock shares outstanding on the last trading day of the preceding calendar year, but in no event will any such annual increase exceed 2,000,000 shares, subject to adjustment for subsequent stock splits, stock dividends and similar transactions. At September 30, 2002, a total of 6,473,738 common stock shares are reserved for issuance under the 1998 Plan. At September 30, 2002, stock options for 894,228 common stock shares were outstanding, stock options for 758,394 common stock shares were vested, and 5,579,510 common stock shares remained available for future stock option grants and other awards.

     1999  Supplemental  Stock  Incentive  Plan  ("1999  Plan")

     The Company's 1999 Plan is an equity incentive program for employees and consultants, who are neither officers nor directors of the Company. Awards under the 1999 Plan may, in general, be made in the form of non-statutory stock option grants, stock appreciation rights, restricted stock awards or performance shares. Each stock option is granted at an exercise price not less than the fair market value of the Company's common stock on the grant date, and generally vests over a four year period. A total of 750,000 common stock shares are reserved for issuance under the 1999 Plan. At September 30, 2002, stock options for 10,000 common stock shares were outstanding, stock options for 7,083 common stock shares were vested, and 740,000 common stock shares remained available for future stock option grants and other awards.

     Micrographic Technology Corporation Employee Stock Option Plan ("MTC Plan")

     The Company's former MTC Plan was an equity incentive program, which was established for the employees of MTC. The Company sold MTC on September 30, 1999 (See Note 3). A total of 40,000 common stock shares were reserved for issuance under the MTC Plan. All stock options granted under the MTC Plan are designed to qualify as incentive stock options under the federal tax laws. Each stock option grant vests equally over a three year period on the yearly anniversary date of the grant. For the year ended September 30, 2002, stock options for 1,693 common stock shares were canceled. At
     September 30, 2002, no stock options for common stock shares were outstanding and fully vested, and no common stock shares remained available for future stock options grants.

     Non-Plan  Consultant  and  Employee  Stock  Options

     The Company granted stock options on terms not available under the 1998 Plan or the 1999 Plan to certain consultants as partial consideration for services rendered and to certain employees. As of September 30, 2002, the Company has granted to consultants non-plan stock options to purchase an aggregate of 107,500 common stock shares, and employees non-plan stock options to purchase an aggregate of 54,500 common stock shares. The stock options typically vest over the period of contracted service. The exercise price of the stock options range from $7.375 to $40.8125. At September 30, 2002, non-plan stock options for 15,000 common stock shares were vested and outstanding.

     Common  Stock  Warrants

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

     On May 28, 1998, the Company issued to RGC and Shoreline Associates I, LLC ("Shoreline"), 9,000 and 1,000 Series B Preferred Stock shares, respectively, and warrants to purchase 180,000 and 20,000 common stock shares (the "Series B Warrants"), respectively, for an aggregate purchase price of $10,000,000; $900,000 of the purchase price has been allocated to the value of the Series B Warrants. Prior to February 28, 1999, the conversion price of the Series B Preferred Stock was equal to $13.20 per share. Thereafter, the conversion price of the Series B Preferred Stock was equal to the lower of $13.20 per share and the lowest five-day average closing price of the common stock during the 20-day trading period immediately prior to such conversion. The sale was arranged by SPIF, which received a fee of $500,000 plus warrants to purchase 50,000 common stock shares, which are exercisable at $11.00 and expire on May 28, 2002. As of September 30, 1999, RGC and Shoreline received 226.40 and 25.16 Series B Preferred Stock shares, respectively, as dividends paid in kind.

     On August 31, 1998, the Company issued to RGC 7,500 Series C Preferred Stock shares and warrants to purchase 93,750 common stock shares (the "Series C Warrants") for an aggregate purchase price of $7,500,000; $277,000 of the purchase price has been allocated to the value of the Series C Warrants. Prior to May 31, 1999, the conversion price of the
     Series C Preferred Stock was equal to $9.00 per share. Thereafter, the conversion price of the Series C Preferred Stock was equal to the lower of $9.00 per share and the lowest five-day average closing price of the common stock during the 30-day-trading period immediately prior to such conversion. The sale was arranged by SPIF, which received a fee of $375,000 plus warrants to purchase 26,250 common stock shares, which are exercisable at $7.50 and expire on August 31, 2002. As of September 30, 1999, RGC received 125.39 Series C Preferred Stock shares as dividends paid in kind.

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

     Options  and  Warrants  Outstanding

     The following table summarizes the outstanding options and warrants to purchase common stock shares for the three years ended September 30, 2002:

                                                                                               OUTSTANDING
                                 OUTSTANDING OPTIONS          OUTSTANDING WARRANTS         OPTIONS AND WARRANTS
                             ----------------------------  --------------------------  ----------------------------
                                              WEIGHTED                   WEIGHTED                       WEIGHTED
                                              AVERAGE                    AVERAGE                        AVERAGE
                               SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE     Shares     EXERCISE PRICE
                             -----------  ---------------  ---------  ---------------  -----------  ---------------
BALANCE, SEPTEMBER 30, 1999   3,392,903   $         14.43   503,013   $         13.38   3,895,916   $         14.29

  Granted . . . . . . . . .   4,981,000             20.73         -                 -   4,981,000             20.73
  Exercised . . . . . . . .    (455,592)             8.06  (200,000)             7.69    (655,592)             7.95
  Canceled. . . . . . . . .  (1,445,361)            21.08         -                 -  (1,445,361)            21.08
                             -----------                   ---------                   -----------

BALANCE, SEPTEMBER 30, 2000   6,472,950             18.24   303,013             17.13   6,775,963             18.19

  Granted . . . . . . . . .     743,600              3.30         -                 -     743,600              3.30
  Exercised . . . . . . . .           -                 -         -                 -           -                 -
  Canceled. . . . . . . . .  (5,735,435)            17.84         -                 -  (5,735,435)            17.84
                             -----------                   ---------                   -----------

BALANCE, SEPTEMBER 30, 2001   1,481,115             12.29   303,013             17.13   1,784,128             13.11

  Granted . . . . . . . . .           -                 -         -                 -           -                 -
  Exercised . . . . . . . .           -                 -         -                 -           -                 -
  Canceled. . . . . . . . .    (561,887)            16.81         -                 -    (561,887)            16.81
                             -----------                   ---------                   -----------

BALANCE, SEPTEMBER 30, 2002     919,228   $          9.53   303,013   $        17.13.   1,222,241   $         11.41
                             ===========                   =========                   ===========

     The following table summarizes information regarding stock options outstanding at September 30, 2002:

                               OUTSTANDING OPTIONS                   VESTED OPTIONS
                               -------------------                   --------------
                                     WEIGHTED
                                     AVERAGE
                                    REMAINING       WEIGHTED                  WEIGHTED
                                   CONTRACTUAL      AVERAGE                   AVERAGE
RANGE OF EXERCISE PRICE   SHARES   LIFE (YEARS)  EXERCISE PRICE   SHARES   EXERCISE PRICE
------------------------  -------  ------------  ---------------           ---------------
$    0.01    to   $10.00  589,098          7.22  $          3.48  515,506  $          3.58
    10.01    to    20.00  148,880          6.73            13.30  126,327            12.83
    20.01    to    30.00  161,250          7.09            24.63  125,103            24.60
    30.01    to    45.00   20,000          7.24            37.81   13,541            37.50
                          -------                                 -------

$    0.01    to   $45.00  919,228          7.09  $          9.53  780,477  $          9.03
                          =======                                 =======

     Stock  Option  Compensation  on  a  Pro  Forma  Basis

     As allowed by SFAS 123, the Company continues to apply the provisions of APB 25, in accounting for its stock based employee compensation arrangements and discloses the pro forma net loss and loss per share information as if the fair value method suggested in SFAS 123 had been applied.

     Had compensation cost for the Company's stock-based compensation arrangements for employees been determined based on the fair value at grant date of the awards for the years ended September 30, 2002, 2001 and 2000, consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been the pro forma amounts as follows (in thousands, except per share data):

                                                   YEAR ENDED SEPTEMBER 30,
                                               --------------------------------
                                            2002       2001        2000
                                               ---------  ---------  ----------
     Net loss applicable to common shares:
       As reported. . . . . . . . . . . . . .  $(14,756)  $(50,647)  $(232,353)
                                               =========  =========  ==========
       Pro forma. . . . . . . . . . . . . . .  $(13,315)  $(49,063)  $(233,893)
                                               =========  =========  ==========

     Basic and diluted loss per common share:
       As reported. . . . . . . . . . . . . .  $  (0.59)  $  (2.31)  $   (9.88)
                                               =========  =========  ==========
       Pro forma. . . . . . . . . . . . . . .  $  (0.53)  $  (1.96)  $   (9.95)
                                               =========  =========  ==========

     As a result of the Company not granting stock options for the year ended September 30, 2002, no calculation of fair value of each stock option on the date of grant using the Black-Scholes option-pricing model was preformed. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended September 30, 2001 and 2000:

                                        YEAR ENDED SEPTEMBER 30,
                                       --------------------------
                                           2001          2000
                                       ------------  ------------
          Volatility. . . . . . . . .       110.59%        96.72%
          Risk-free interest rate . .         5.25%         5.88%
          Dividend yield. . . . . . .            -             -
          Expected lives in years . .         2.24          4.00
          Weighted average fair value  $      1.94   $     14.53


14.  DEFERRED COMPENSATION

     From October 1, 1998 to April 12, 1999, the Company, pursuant to the 1998 Plan, granted 1,618,550 incentive and non-qualified common stock options with a weighted average exercise price of $12.74 per share to certain employees. As a result of the adoption of the 1998 Plan (see Note 13), and in accordance with APB 25, the Company recorded a non-cash deferred stock compensation charge of $77,361,000 related to the issuance of these stock options. Deferred stock compensation is amortized on a straight-line basis over the remaining vesting period of such stock options to compensation related to stock options. For the years ended September 30, 2002, 2001 and 2000, the Company recognized compensation expense (benefit) related to these stock options of $1,501,000, which includes $35,000 allocated to the discontinued operations of Intellicom; $(1,279,000), which includes $(472,000) allocated to the discontinued operations of ISP Channel and Intellicom; and $18,711,000, which includes $4,043,000 allocated to the discontinued operations of ISP Channel and Intellicom, respectively.

     Also, in accordance with SFAS 123 the Company recognized deferred compensation charges of approximately $1,890,000 with respect to the 140,500 stock options granted to certain consultants. These deferred compensation charges were amortized, on an accelerated basis over the vesting period of such options, in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. No compensation expense related to these stock options was recognized for the year ended September 30, 2002. For the years ended September 30, 2001 and 2000, the Company recognized compensation expense (benefit) related to these stock options of $(31,000) and $261,000, respectively.

15.  RELATED PARTY TRANSACTIONS

     On November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). In exchange for signing an agreement to launch the ISP Channel services, the Company issued a total of 3,500,000 common stock shares to Mediacom, of which 3,150,000 shares were restricted. The restrictions were progressively lifted as Mediacom launched ISP Channel's services in Mediacom's cable television systems. At September 30, 2000, there were 2,100,000 shares restricted and unvalued. The unrestricted 1,400,000 shares were valued at $26,513,000 as cable affiliate launch incentive. As a result of the Company discontinuing the operations of ISP Channel, the cable affiliate launch incentive, net of amortization, was written off and reflected in the loss on disposition of discontinued operations for the year ended September 30, 2000. On February 16, 2001, the Company and ISP Channel entered into agreements with Mediacom, to terminate

     Mediacom's affiliate relationship with ISP Channel. As part of these agreements Mediacom released all obligations under the affiliate agreement with ISP Channel and returned 1,300,000 restricted common stock shares of the Company, and in exchange received certain equipment, a $3,768,000 payment from the Company, and the Company removed restrictions on 800,000 common stock shares valued at $1,500,000 held by Mediacom. Mediacom currently holds a total of 2,200,000 unrestricted common stock shares of the Company. Pursuant to these agreements, neither the Company nor ISP Channel has any further material obligation to Mediacom.

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

     For the years ended September 30, 2002, 2001 and 2000, the Company paid to Bear, Stearns & Co., Inc. $1,337,000, $350,000 and $522,000, respectively, for investment banking services. Robert C. Harris, Jr., a Director of the Company, is a senior managing director of Bear, Stearns & Co., Inc.

16.  INCOME TAXES

     The Company has not recorded provisions or benefits for U.S. federal, state or local income taxes for the years ended September 30, 2002, 2001 and 2000, as a result of the Company's net operating losses, and differences from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss due primarily to the valuation allowance on deferred tax assets.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):


                                                      SEPTEMBER 30,
                                                  --------------------
                                                    2002       2001
                                                  ---------  ---------
          Inventory and other operating reserves  $     27   $  3,096
          Restructuring accrual. . . . . . . . .       581        762
          Net liabilities associated with
            discontinued operations. . . . . . .     1,547          -
          Investments. . . . . . . . . . . . . .       294          -
          Accounts receivable. . . . . . . . . .         -         50
          Unpaid accruals. . . . . . . . . . . .       109        349
          Deferred revenue . . . . . . . . . . .         -         44
          Property and equipment . . . . . . . .       141         35
          Other. . . . . . . . . . . . . . . . .        18         79
          Net operating loss carryforwards . . .    93,699     87,530
                                                  ---------  ---------

          Total gross deferred tax asset . . . .    96,416     91,945
          Valuation allowance. . . . . . . . . .   (96,416)   (91,945)
                                                  ---------  ---------

          Total deferred tax assets. . . . . . .         -          -
                                                  ---------  ---------

          Deferred tax liabilities . . . . . . .         -          -
                                                  ---------  ---------

          Net deferred tax asset . . . . . . . .  $      -   $      -
                                                  =========  =========

     The valuation allowance for deferred tax assets at September 30, 2002 and 2001, was $96,416,000 and $91,945,000, respectively. The change in valuation allowance for the years ended September 30, 2002 and 2001, was $4,471,000 and $42,863,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided.

     The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $263,636,000 and $27,582,000, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire in fiscal years 2005 to 2022. The state net operating loss carryforwards expire in fiscal years 2005 to 2014.

     At September 30, 2002, $15,774,000 of the net operating loss related to stock option exercises; the related tax benefits will be charged to equity when utilized for tax purposes.

     U.S. federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. For tax purposes, an ownership change occurred during 1999 and, as a result, utilization of the net operating losses will be subject to an annual limitation in future years.

17.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the years ended September 30, 2002, 2001 and 2000, is as follows (in thousands):

                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                    2002       2001       2000
                                                                                 ---------  ---------  ---------
Cash paid during the year for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    144   $    355   $    301
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -          -

Non-cash investing and financing activities:
  Exchange of equity investments:
    China Broadband Corporation common stock received . . . . . . . . . . . . .         -          -      9,630
    Promissory note received from China Broadband Corporation . . . . . . . . .         -          -      1,700
    deltathree.com, Inc. series A common stock received . . . . . . . . . . . .         -          -        213
  Value assigned to debt conversion feature . . . . . . . . . . . . . . . . . .         -          -         34
  Common stock issued for-
    Acquisition of Intelligent Communications, Inc. . . . . . . . . . . . . . .         -        199      1,499
    Acquisition of Laptop Lane Limited. . . . . . . . . . . . . . . . . . . . .         -        332     20,272
    Conversion of subordinated notes. . . . . . . . . . . . . . . . . . . . . .         -          -      9,949
    Payment of affiliate contract termination fees with Mediacom LLC. . . . . .         -      1,500          -
    Cable affiliate launch incentives . . . . . . . . . . . . . . . . . . . . .         -          -     26,932
    Decrease in additional-paid-in capital associated with common stock options       (65)   (28,242)   (15,712)
    Unrealized gain (loss) on short-term investments. . . . . . . . . . . . . .       458        236       (385)

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly supplemental consolidated financial information for the years ended September 30, 2002 and 2001, are as follows (in thousands, except per share data):

                                                                        THREE MONTHS ENDED
                                                     --------------------------------------------------------
                                                      DECEMBER 31,    MARCH 31,    JUNE 30,    SEPTEMBER 30,
                                                     --------------  -----------  ----------  ---------------
FOR THE YEAR ENDED SEPTEMBER 30, 2002:
  Loss from continuing operations . . . . . . . . .  $      (1,262)  $   (3,308)  $  (1,323)  $       (2,937)
  Net loss. . . . . . . . . . . . . . . . . . . . .         (2,780)      (6,609)     (1,393)          (3,974)

  Basic and diluted loss per common share . . . . .  $       (0.11)  $    (0.26)  $   (0.05)  $        (0.16)

  Shares used to compute basic and diluted loss per
    common share. . . . . . . . . . . . . . . . . .         25,171       25,178      25,183           25,184

FOR THE YEAR ENDED SEPTEMBER 30, 2001:
  Loss from continuing operations . . . . . . . . .  $      (4,619)  $  (13,384)  $  (4,768)  $       (1,747)
  Net loss. . . . . . . . . . . . . . . . . . . . .         (9,054)     (33,063)    (12,781)          (2,749)

  Basic and diluted loss per common share . . . . .  $       (0.36)  $    (1.34)  $   (0.51)  $        (0.11)

  Shares used to compute basic and diluted loss per
    common share. . . . . . . . . . . . . . . . . .         24,997       24,762      25,157           25,171

19.  SUBSEQUENT EVENTS

     At the Special Meeting of Stockholders on November 14, 2002, the Company's stockholders approved the stock purchase agreement dated as of July 30, 2002, to acquire First Standard Holdings Corp. from SSH Corp. and IHC for $31,920,000 in cash, and approved the Company's name change to American Independence Corp. Also on November 14, 2002, the Company consummated the transacations comtemplated by the Purchase Agreement and First Standard Holdings Corp. changed its name to Independence American Holdings Corp. The acquisition of IAHC may result in a change in management's belief that sufficient uncertainty exists regarding the future realization of deferred tax assets, as one of the potential benefits of the acquisition of IAHC is that the Company's federal tax net operating loss carryforwards may be utilized against any subsequent profits from IAHC's business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  Applicable

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  REGISTRANT

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions "Election of Directors", "Executive Officers" and "Compliance with
Section  16(a)  of  the  Securities  Exchange  Act  of  1934.

ITEM  11.  EXECUTIVE  COMPENSATION

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Board of Directors".

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management".

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions".

ITEM  14.  CONTROLS  AND  PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, American Independence Corp., formerly SoftNet Systems, Inc., and subsidiaries (collectively referred to as the ''Company'') principal executive officer and principal financial officer have concluded that the Company's disclosure of controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes  in  Internal  Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective action taken.

                                     PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)  FINANCIAL STATEMENTS AND EXHIBITS:
                                                                            PAGE
                                                                           -----
     (1) FINANCIAL STATEMENTS. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

          Report of Independent Auditors KPMG LLP. . . . . . . . . . . . .    30
          Consolidated Balance Sheets as of September 30, 2002 and 2001. . 31 Consolidated Statements of Operations for the three years
            ended  September 30, 2002. . . . . . . . . . . . . . . . . . .    32
          Consolidated  Statements  of Shareholders' Equity (Deficit)
            for the three years ended September 30, 2002 . . . . . . . . .    33
          Consolidated Statements of Cash Flows for the three years
            ended September 30, 2002 . . . . . . . . . . . . . . . . . . .    34
          Notes to Consolidated Financial Statements . . . . . . . . . . . 35-54

     (2) FINANCIAL STATEMENT SCHEDULE. The following schedule for the three years ended September 30, 2002, is submitted herewith:

          Schedule II - Valuation and Qualifying Accounts. . . . . . . . .    61

          All other schedules are omitted due to the required information is not applicable or is shown in the financial statements or notes thereto.

     (3) EXHIBITS. See Index to Exhibits included in this Annual Report on Form 10-K on page 60.

(b)  REPORTS ON FORM 8-K:

     The Registrant filed a Current Report on Form 8-K on July 31, 2002, under Item 5, announcing the adoption of a Preferred Share Purchase Rights Plan effective July 30, 2002.

     The Registrant filed a Current Report on Form 8-K on July 31, 2002, under Item 5, announcing the Company's agreement to purchase First Standard Holdings Corporation from Independence Holding Company for $31.92 million in cash, and Independence Holding Company's purchase of all the Company's common stock owned by an affiliate of Pacific Century Cyberworks Limited.

     The Registrant filed a Current Report on Form 8-K on August 14, 2002, under Item 9, submitting the principal executive and financial officer certification under oath pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 for the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

     The Registrant filed a Current Report on Form 8-K on August 22, 2002, under Item 5, announcing Nasdaq's Listing Qualifications Panel determination to continue the listing of the Company's securities subject to the Company meeting certain conditions.

     The Registrant filed a Current Report on Form 8-K on September 9, 2002, under Item 5, announcing the Company's filing of an amendment to its preliminary proxy statement on Schedule 14A, containing Management's Discussion and Analysis of the Financial Condition and Results of Operations and consolidated financial statements of the Company restated to reflect the results of operations of the Company's subsidiary, Intelligent Communications, Inc., as a discontinued operation.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Independence Corp.


/s/ Edward A. Bennett                                Date:  November 19, 2002
----------------------------------------------              -----------------
Edward A. Bennett
Acting Non Executive Chairman of the Board of
Directors


/s/ George L. Hernandez                              Date:  November 19, 2002
----------------------------------------------              -----------------
George L. Hernandez
Acting Chief Operating Office; Vice President,
Finance and Administration; and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edward A. Bennett                                Date:  November 19, 2002
----------------------------------------------              -----------------
Edward A. Bennett
Acting Non Executive Chairman
of the Board of Directors


/s/ Edward Netter                                    Date:  November 19, 2002
----------------------------------------------              -----------------
Edward Netter
Director


/s/ Robert C. Harris, Jr.                            Date:  November 19, 2002
----------------------------------------------              -----------------
Robert C. Harris, Jr.
Director


/s/ Ronald I. Simon                                  Date:  November 19, 2002
----------------------------------------------              -----------------
Ronald I. Simon
Director


/s/ Roy T.K. Thung                                   Date:  November 19, 2002
----------------------------------------------              -----------------
Roy T.K. Thung
Director

            CERTIFICATIONOF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER
            ---------------------------------------------------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------

I, George L. Hernandez, Acting Chief Operating Officer; Vice President, Finance and Administration; and Secretary of American Independence Corp., certify that:

1.   I  have  reviewed  this annual report on Form 10-K of American Independence
     Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ George L. Hernandez                              Date:  November 19, 2002
----------------------------------------------              -----------------
George L. Hernandez
Acting Chief Operating Office; Vice President,
Finance and Administration; and Secretary

                  AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
                                  ITEM 15(A)(3)



 EXHIBIT
   NO.                       DESCRIPTION OF DOCUMENT
--------                     -----------------------

     2.1  Stock  Purchase  Agreement,  dated  as  of  July  30,  2002,  between
          Registrant, SSH Corporation and Independence Holding Company. Incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K dated July 31, 2002.

     3.1 Second Amended and Restated Certificate of Incorporation of the Registrant.

     3.2  Amended  By-Laws  of  the  Registrant.

     4.1 Registration Rights Agreement, dated as of July 30, 2002, between Registrant and Madison Investors Corporation. Incorporated by reference to exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 31, 2002.

     4.2 Stock Agreement, dated as of July 30, 2002, between Registrant, Independence Holding Company and Madison Investors Corporation. Incorporated by reference to exhibit 10.2 of the Registrant's Current Report on Form 8-K dated July 31, 2002.

     4.3 Rights Agreement, dated as of July 30, 2002, between Registrant and Mellon Investor Services LLC which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. Incorporated by reference to exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 31, 2002.

    10.1  Registrant  1995 Long Term Incentive Plan Incorporated by reference to exhibit 10.3 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

    10.2  Registrant  1998  Stock  Incentive  Plan. Incorporated by reference to exhibit 99.1 of the Registrant's Registration Statement on Form S-8 dated May 10, 1999.

    10.3 Registrant 1999 Supplemental Stock Incentive Plan. Incorporated by reference to exhibit 99.1 of the Registrant's Registration Statement on Form S-8 dated June 8, 1999.

    10.4 Stock Purchase Agreement by and between Registrant and various former owners of Intelligent Communications, Inc. dated February 7, 2001. Incorporated by reference to exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

    10.5 Financial Advisory Services Agreement between Registrant and Bear, Stearns & Co., Inc. dated May 23, 2001. Incorporated by reference to exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

    10.6 Retention Agreement by and between Registrant and Steven M. Harris dated January 3, 2001. Incorporated by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

    10.7 Letter Agreement by and between Registrant and George L. Hernandez dated January 9, 2001 as amended February 16, 2001. Incorporated by reference to exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

    23.1  Consent  of  KPMG  LLP

    99.1 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                (In thousands)


                                                                    CHARGED TO
                                          BALANCE AT   CHARGED TO      OTHER
                                         BEGINNINGOF    COSTS AND    ACCOUNTS     DEDUCTIONS     BALANCE AT
DESCRIPTION                                 PERIOD      EXPENSES     DESCRIBE      DESCRIBE    END OF PERIOD
---------------------------------------  ------------  -----------  -----------  ------------  --------------
VALUATION ALLOWANCE ON DEFERRED TAX ASSET:
  Year ended September 30, 2002 . . . .  $     91,945  $     4,471  $         -  $      -      $       96,416
  Year ended September 30, 2001 . . . .  $     49,082  $    42,863  $         -  $      -      $       91,945
  Year ended September 30, 2000 . . . .        22,465       26,617  $         -         -              49,082

NET LIABILITIES ASSOCIATED WITH DISCONTINUED OPERATIONS:
  Year ended September 30, 2002 . . . .  $      2,757  $     4,097  $         -  $  3,004 (b)  $        3,850
  Year ended September 30, 2001 . . . .  $     36,427  $     4,898  $         -  $ 38,568 (b)  $        2,757
  Year ended September 30, 2000 . . . .             -      139,400            -   102,973 (a)          36,427

RESTRUCTURING RESERVE
  Year ended September 30, 2002 . . . .  $      1,240  $       502  $         -  $    296 (b)  $        1,446
  Year ended September 30, 2001 . . . .  $          -  $     3,900  $         -  $  2,660 (b)  $        1,240

______________________________

(a)  Amounts  written  off.
(b)  Amounts  written  off  and  payments  applied,  net  of  receipts.