Form 10-K/A
period 2002-09-30
AMERICAN INDEPENDENCE CORP
filed 2002-11-27
CIK 97196

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K/A

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
                                                ---------

                           AMERICAN INDEPENDENCE CORP.
                        (FORMERLY SOFTNET SYSTEMS, INC.)
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              11-1817252
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


      485 MADISON AVENUE, NEW YORK, NEW YORK                        10022
-------------------------------------------------                 ----------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at OCTOBER 31, 2002, was approximately $38,608,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                    OUTSTANDING ATOCTOBER 31, 2002
       -----------------------------        ------------------------------
       COMMON STOCK, $0.01 PAR VALUE                 25,183,701

                   Documents Incorporated by Reference:  NONE

================================================================================

                  AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PURPOSE OF FORM 10K/A . . . . . . . . . . . . . . . . . . . . . . . . .     2

PART III

Item 10 Directors and Executive Officers of the Registrant. . . . . . .     2

Item 11 Executive Compensation. . . . . . . . . . . . . . . . . . . . .     4

Item 12 Security Ownership of Certain Beneficial Owners and Management.     6

Item 13 Certain Relationships and Related Transactions. . . . . . . . .     7

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K     8

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . . . . . . . . . . .    10

                             PURPOSE OF FORM 10-K/A

The sole purpose of this amendment is to add required Items 10, 11, 12 and 13 information of Part III and amend Item 15 of Part IV to American Independence Corp., formerly SoftNet Systems, Inc., and subsidiaries Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which was originally filed with the Securities and Exchange Commission on November 19, 2002, pursuant to General Instruction G(3) of Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS OF THE REGISTRANT

The Directors of the American Independence Corp., formerly SoftNet Systems, Inc., and subsidiaries (collectively referred to as the "Company") are listed below:

     NAME OF NOMINEE        AGE                   POSITION
     ---------------------  ---  ------------------------------------------

     Edward A. Bennett       56  Acting Non-Executive Chairman and Director

     Robert C. Harris, Jr.   56  Director

     Edward Netter           70  Director

     Ronald I. Simon         64  Director

     Roy T.K. Thung          58  Director

EDWARD A. BENNETT has served as a member of the Company's Board of Directors since January 1998, and Acting Non Executive Chairman of the Board of Directors since June 2001. Mr. Bennett is a Director at Vaultus, Inc., a wireless data solutions provider, and was the Chairman of the Board of Vaultus, Inc. until March 2002; Engage Technologies Inc., a provider of content management software for multichannel marketing; RealNames Corporation, a global infrastructure provider of Keywords; and Key3Media Group, Inc., a producer of information technology tradeshows and conferences. From 2000 to 2001, Mr. Bennett was a Partner of (212) Ventures, a venture capital firm dedicated to investing in infrastructure and wireless Internet services and technologies. From 1997 until 2002, Mr. Bennett served as President and Chief Executive Officer of Bennett Media Collaborative, a new media, Internet and technology consulting company. Mr. Bennett also served as President and Chief Executive Officer of Prodigy Ventures, an Internet/technology investment firm, from June 1996 to June 1997, and as President and Chief Executive Officer of Prodigy Services Corporation, an Internet services company, from April 1995 to June 1996. Prior to that, Mr. Bennett spent 15 years at Viacom Inc. in different operating roles. At Viacom Inc. he served as President and Chief Executive Officer at VH-1 Networks from
1989 to 1994, and as Executive Vice President and Chief Operating Officer at Viacom Cable from 1979 to 1989.

ROBERT C. HARRIS, JR. has served as a member of the Company's Board of Directors since May 1998. Mr. Harris has served as a Senior Managing Director and Head of Investment Banking in the San Francisco office of Bear, Stearns & Co. Inc. since November 1997. Mr. Harris also serves as a Director of MDSI Mobile Data Solutions, Inc. and Xoom.com. From 1989 to 1997, Mr. Harris was a co-founder and a Managing Director of Unterberg Harris, a registered broker-dealer and investment advisory firm. From 1984 to 1989, Mr. Harris was a General Partner, Managing Director, and Director of Alex Brown & Sons.

EDWARD NETTER has served as a member of the Company's Board of Directors since July 2002. Mr. Netter has served as Chairman of the Board of Directors and as a Director of Independence Holding Company ("IHC") since December 1990. Mr. Netter served as Chief Executive Officer of IHC from December 1990 until January 2000. Mr. Netter has served as Chairman of the Board of Directors since February 1978 and as a Director since 1977 of Geneve Corporation ("Geneve"). Since January 1998, Mr. Netter has also served as a Director of The Aristotle Corporation ("Aristotle").

RONALD I. SIMON has served as a member of the Company's Board of Directors since September 1995, Chairman of the Board of Directors from August 1997 until April 1999, Vice Chairman of the Board of Directors from April 1999 to February 2001, and Acting Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer from February 2001 to May 2001. Mr. Simon served as a Director of Collateral Therapeutics Inc., a developer of non-surgical gene therapy procedures for the treatment of cardiovascular diseases, from May 1999 through July 2002, when the company was acquired by Schering, AG. From August 2001 through June 2002, Mr. Simon served as Chief Financial Officer of Wingcast, Inc., a joint venture of Ford Motor Company and Qualcomm, Inc. From May 1997 through April 2000, Mr. Simon served as Executive Vice President and Chief Financial Officer of Western Water Company, and as a Director of the company from September 1999 to September 2001.

ROY T.K. THUNG has served as a member of the Company's Board of Directors since July 2002. Mr. Thung has served as Chief Executive Officer, President and as a Director of IHC since January 2000. From July 1999 to December 1999, Mr. Thung served as President, Chief Operating Officer and as a Director of IHC. From November 1993 to July 1999, Mr. Thung served as Executive Vice President, Chief Financial Officer, Treasurer and as a Director of IHC. From October 1993 to July 1999, Mr. Thung served as Executive Vice President and Chief Financial Officer of Geneve. Since July 1999, Mr. Thung has served as Executive Vice President of Geneve. Since June 2002, Mr. Thung has also served as a Director of Aristotle.

EXECUTIVE OFFICERS OF THE REGISTRANT

The only Executive Officer of the Company is listed below:

NAME                         AGE                   POSITIONS
---------------------------- ---  ----------------------------------------------


George L. Hernandez . . . .   42  Acting Chief Operating Officer, Vice President
                                  Finance & Administration, and Secretary


GEORGE L. HERNANDEZ joined the Company as a consultant in November 2000. Mr. Hernandez was employed by the Company as Vice President Finance and Administration in January 2001, appointed Secretary in April 2001, and appointed acting Chief Operating Officer in May 2001. From November 1999 to November 2000, Mr. Hernandez served as Vice President Finance and Administration and Treasurer for iLux Corporation, a provider of e-marketing solutions for e-commerce Web sites. During 1999 and part of 1998, Mr. Hernandez held various consulting positions at ChipPac, Inc, Lucent Technologies, Inc, ADAC Laboratories, Inc., and Fujitsu. Prior to that Mr. Hernandez served in various finance roles at Envirotest Systems, Inc., Micronics Computers Inc., Spectrum HoloByte, Inc., Sega of America, Inc., Paramount Pictures, Inc. and KPMG LLP. Mr. Hernandez is a Certified Public Accountant in the State of California.

ITEM 11.  EXECUTIVE COMPENSATION

The  following  table  sets  forth  information  for  the last three years ended
September 30, 2002, concerning compensation paid or accrued by American Independence Corp., formerly SoftNet Systems, Inc., and subsidiaries (collectively referred to as the "Company") to (i) the Acting Chief Operating Officer of the Company as of September 30, 2002, and (ii) the other Executive Officer of the Company whose total annual salary and incentive compensation for the year ended September 30, 2002, exceeded $100,000 (collectively, the "Named Officers").

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                ANNUAL COMPENSATION                            AWARDS
                                       --------------------------------------------------  -------------
                                                                                            SECURITIES        ALL OTHER
                                       FISCAL                             OTHER ANNUAL      UNDERLYING    -----------------
NAME AND PRINCIPAL POSITION             YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)    OPTIONS (#)   COMPENSATION ($)
-------------------------------------  ------  -----------  ----------  -----------------  -------------  -----------------
George L. Hernandez (1)
Acting Chief Operating Officer, Vice
President Finance & Administration,
and Secretary                            2002  $   186,923  $        -  $               -              -  $         113,861
                                         2001      131,135           -                  -         50,000            191,205
                                         2000            -           -                  -              -                  -

Gregory Colley (2)
Treasurer                                2002  $    88,456  $        -  $               -              -  $         113,550
                                         2001      120,192           -                  -         12,000             65,000
                                         2000            -           -                  -              -                  -

---------------
(1) Mr. Hernandez received cash payments of $113,861 and $90,000 pursuant to terms of a special retention program for the years ended September 30, 2002 and 2001, respectively. Mr. Hernandez also received a cash payment of $1,015 related to an employee referral bonus for the year ended September 30, 2002. In addition, for the year ended September 30, 2001, $101,205 in professional fees was paid to an employment firm for Mr. Hernandez' services as consultant from November 2000 through January 2001.
(2) Mr. Colley received cash payments of $103,750 and $65,000 pursuant to terms of a special retention program for the years ended September 30, 2002 and 2001, respectively. In addition, for the year ended September 30, 2002, $9,800 in professional fees was paid to Mr. Colley for services as consultant from June 2002 through September 2002.

STOCK  OPTION  INFORMATION

Option Grants for the Year Ended September 30, 2002. No stock options or stock appreciation rights were granted by the Company to the Named Officers for the year ended September 30, 2002.

Aggregated Year-End Option Values. The following table sets forth certain information concerning the number of options exercised by the Named Officers for the year ended September 30, 2002, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Officers as of September 30, 2002. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of the Company's common stock as of September 30, 2002.

                                                               NUMBER OF                   VALUE OF
                                                         SECURITIES UNDERLYING      UNEXCERCISED IN-THE-MONEY
                                                         UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                                                          SEPTEMBER 30, 2002(#)       SEPTEMBER 30, 2002($)
                     SHARES ACQUIRED      VALUE        --------------------------  ----------------------------
NAME                 ON EXERCISE (#)   REALIZED ($)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
------------------  -----------------  -------------   -----------  -------------  ------------  --------------

George L. Hernandez                 -  $           -       50,000              -  $     32,190  $            -

Gregory Colley. . .                 -  $           -            -              -  $          -  $            -


DIRECTOR  COMPENSATION

In April 2001, the Company's Board of Directors appointed a Special Committee, comprised of Messrs. Bennett, Harris and Simon, for the purpose of pursuing and evaluating potential corporate transactions relating to the future strategic direction of the Company. In July 2001, the Company's Board of Directors approved the payment of a fee of $20,000 per month to each member of the Special Committee until such time as the Special Committee be discontinued by the Company's Board of Directors. The Special Committee was discontinued as of November 30, 2001. Mr. Harris declined the Special Committee fee. Messrs. Bowden and Cheung declined all directors' fees and option Grants while they served as Directors. From November 30, 2001, to November 14, 2002, the Directors have received no monetary compensation for their service as members of the Company's Board of Directors.

Upon the acquisition of Independence American Holdings Corp. from SSH Corp. and Independence Holding Corp. on November 14, 2002, Messrs. Bennett and Simon were each paid director's fees of $50,000 relating to such acquisition. Mr. Harris waived such fees. Each Director will be paid $18,000 per year, in addition to $1,000 per Board of

Directors meeting attended plus expenses. The Directors serving on the Company's Audit Committee will also receive an additional $7,500 per year. On November 15, 2002, the Company's Board of Directors granted to each Director options to purchase 20,000 shares of the Company's common stock at that day's closing price of $2.69 per share, which are immediately vested. Messrs. Netter and Thung have declined these option grants and all director fees.

A description of other transactions between Directors and the Company is set forth below in "Certain Relationships and Related Transactions".

EMPLOYMENT  AND  CHANGE  OF  CONTROL  AGREEMENTS

The Company employed George L. Hernandez on January 5, 2001, under terms by which Mr. Hernandez became Vice President, Finance and Administration. Mr. Hernandez was subsequently appointed Secretary on April 5, 2001, and acting Chief Operating Officer on May 14, 2001. Under his employment agreement, Mr. Hernandez has an annual salary of $180,000 and was granted non qualified options to purchase 50,000 shares of the Company's common stock, vesting on the earlier of (a) December 31, 2001, (b) a change in control of the Company, or (c) termination of employment by the Company, except for cause. The Company's Board of Directors has not entered into any new compensation agreement with Mr. Hernandez for calendar year 2002.

INDEMNIFICATION  OF  DIRECTORS  AND  LIMITATION  OF  LIABILITY

The Company's bylaws provide that the Company may indemnify its Directors, Officers and other employees and agents to the fullest extent permitted by law. The Company has also entered into agreements to indemnify its Directors and Executive Officers, in addition to the indemnification provided for in the Company's bylaws. The Company believes that these provisions and agreements are necessary to attract and retain qualified Directors and Executive Officers. At present, there is no pending litigation or proceeding involving any Director, Officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding that might result in a claim for such indemnification. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to Directors, Officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

None of the executive officers serves as a member of the board of directors of any entity which has one or more executive officers serving as a member of the Company's Board of Directors. For the year ended September 30, 2002, the Company's Board of Directors performed the duties of the Compensation Committee, which is responsible for the Company's executive compensation policies and for annually determining the compensation to be paid to the executive officers of the Company. As of November 15, 2002, the Company's Board of Directors formed a compensation committee comprised of Messrs. Harris and Simon.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information known to American Independence Corp., formerly Softnet Systems, Inc., and subsidiaries (collectively referred to as the "Company") regarding beneficial ownership of the common stock as of September 30, 2002, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the common stock, (ii) each current Director of the Company, (iii) the Named Officers and (iv) the Named Officers and Directors of the Company as a group. All shares are subject to the named person's sole voting and investment power except where otherwise indicated.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock, which are issued and outstanding, are deemed to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock which are issuable upon exercise of options or warrants are deemed to be issued and outstanding and beneficially owned by any person who has or shares voting or investment power over such shares only if the options or warrants in question are exercisable within 60 days of September 30, 2002, and, in any event, solely for purposes of calculating that person's percentage ownership of the Company's common stock (and not for purposes of calculating the percentage ownership of any other person).

The number of shares of common stock deemed outstanding and used in the denominator for determining percentage ownership for each person equals (i) 25,183,701 shares of common stock outstanding as of September 30, 2002, plus
(ii) such number of shares of common stock as are issuable pursuant to options, warrants or convertible securities held by that person (and excluding options held by other persons) which may be exercised within 60 days of September 30, 2002.

                                               NUMBER OF    PERCENTAGE OF
                                              COMMON STOCK   OUTSTANDING
                                                 SHARES         SHARES
                                              BENEFICIALLY   BENEFICIALLY
     NAME OF BENEFICIAL OWNER                    OWNED          OWNED
     ---------------------------------------  ------------  --------------
     NAMED OFFICERS AND DIRECTORS:
     Edward A. Bennett (1) . . . . . . . . .       240,938              *
     Edward Netter (2) . . . . . . . . . . .             -              -
     Robert C. Harris, Jr.  (3). . . . . . .       198,542              *
     Ronald I. Simon (4) . . . . . . . . . .       119,458              *
     Roy T.K. Thung. . . . . . . . . . . . .             -              -
     George L. Hernandez (5) . . . . . . . .        50,000              *

     AS A GROUP. . . . . . . . . . . . . . .       633,896            2.5%

     5% OWNERS (6):
     Madison Investors Corporation (7) . . .     5,000,000           19.9%
     Mediacom LLC (8). . . . . . . . . . . .     2,200,000            8.7%
     White Rock Capital Management, L.P. (9)     1,738,800            6.9%


---------------
*    Less  than  1%.
(1) Includes 225,938 shares issuable pursuant to options exercisable within 60 days of September 30, 2002.
(2) According to (i) information disclosed in Amendment No. 35 to Schedule 13D dated May 9, 2001, of Geneve Holdings, Inc. (together with its affiliates, "GHI") supplemented by (ii) information provided to IHC by GHI in response to an IHC questionnaire, a group consisting of GHI and certain of its affiliates are the beneficial owners of 4,530,895 shares of common stock of IHC, which represents 58% of the outstanding common stock of IHC as of September 30, 2002. Madison Investors Corporation ("MIC") is a wholly-owned subsidiary of IHC and owns 5,000,000 shares of the Company's common stock. Mr. Netter, Chairman and a Director of IHC, is an Executive Officer and a Director of GHI. Mr. Netter and members of his family control GHI by virtue of his voting interest. Mr. Netter disclaims beneficial ownership as to the shares of the Company's common stock owned by MIC.
(3) Includes 198,542 shares issuable pursuant to options exercisable within 60 days of September 30, 2002.
(4) Includes 119,458 shares issuable pursuant to options exercisable within 60 days of September 30, 2002.
(5) Includes 50,000 shares issuable pursuant to options exercisable within 60 days of September 30, 2002.
(6)  Based  on  filings  by  such  owners  with  the  Securities  and  Exchange
     Commission.
(7)  Business  address  is  96  Cummings  Print  Road,  Stamford,  CT  06902.
(8)  Business  address  is  100  Crystal  Run  Road,  Middletown,  NY  10941.
(9) Includes shares that may be deemed to be beneficially owned by White Rock Capital Partners, L.P.; White Rock Capital Management, L.P.; White Rock Capital, Inc.; Thomas U. Barton; and Joseph U. Burton.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTMENT BANKING SERVICES

On May 23, 2001, American Independence Corp., formerly SoftNet Systems, Inc., and subsidiaries (collectively referred to as the "Company") entered into an agreement to retain Bear Stearns & Co. ("Bear Stearns") as financial advisor to the Company's Board of Directors on strategic options for the Company. Under the terms of an Agreement between the Company and Bear Stearns dated May 23, 2001, the Company agreed to pay Bear Stearns fees of up to a total $1.85 million and reimburse Bear Stearns for all of its reasonable out-of-pocket fees, expenses and costs. In connection with the Company's acquisition of Independence American Holdings Corp. from SSH Corp. and Independence Holding Company ("IHC") on November 14, 2002 (the "Transaction"), the Company paid Bear Stearns $500,000 to render its fairness opinion of the Transaction; $750,000 upon the announcement of the execution of the stock purchase agreement related to the Transaction; $100,000 for its services related to the Company's adoption of the shareholders rights plan; and $500,000 upon consummation of the Transaction. In addition, the Company paid a retainer advisory fee of $250,000 upon the execution of the agreement, which was credited to fees subsequently paid to Bear Stearns related to the Transaction. In connection with the Transaction, the Company paid to Bear Stearns $1,337,000 and $350,000 for the years ended September 30, 2002 and 2001, respectively. Subsequently on November 15, 2002, the Company paid Bear Stearns $543,000 in connection with the Transaction. Robert C. Harris, Jr., a Director of the Company, is a senior managing director of Bear Stearns.

AGREEMENTS  WITH  INDEPENDENCE  HOLDING  COMPANY

The Company's insurance company subsidiary has entered into reinsurance treaties with subsidiaries of IHC pursuant to which these subsidiaries cede, at treaty renewals, at least 15% of their employer medical stop-loss and managed care premiums to the Company's insurance company subsidiary.

Two of the Company's subsidiaries have entered into management agreements with a subsidiary of IHC pursuant to which the Company's subsidiaries will earn fees for marketing, underwriting and administering insurance policies on behalf of such insurer.

The Company and IHC have entered into a services agreement pursuant to which IHC will charge the Company on an hourly basis for services provided by five executive officers of IHC (including Mr. Thung) to the Company.

Messrs. Netter and Thung, Directors of the Company, are directors and executive officers of IHC. A description of Mr. Netter's indirect ownership of the stock of Madison Invetors Corporation, which owns 19.9% of the Company's common stock, is set forth above in "Security Ownership of Certain Beneficial Owners and Management".

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any person holding more than ten percent of the common stock are required to report their ownership of common stock and any changes in that ownership to the Securities and Exchange
Commission and any exchange or quotation system on which the common stock is listed or quoted. Specific due dates for these reports have been established and the Company is required to report in this proxy statement any failure to file by these dates. For the year ended September 30, 2002, to the knowledge of the Company, all of these filings were satisfied by its Directors and Officers. In making this statement, the Company has relied on the written representations of its Directors and Officers and copies of the reports they have filed with the Securities and Exchange Commission. For the year ended September 30, 2002, the Company had only one holder of 10% or more the Company's common stock, Madison Investors Corporation (see Item 12, "Security Ownership of Certain Beneficial Owners and Management").

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  FINANCIAL  STATEMENTS  AND  EXHIBITS:
                                                                            PAGE
                                                                            ----
     (1) FINANCIAL STATEMENTS. The information required by this Item is hereby incorporated by reference to the Registrant's
          Annual  Report  on  Form  10-K  for  the  fiscal  year ended
          September  30,  2002.

     (2) FINANCIAL STATEMENT SCHEDULE. The information required by this Item is hereby incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

     (3) EXHIBITS. See Index to Exhibits included in this Annual Report on Form 10-K/A on page 11.

(b) REPORTS ON FORM 8-K. The information required by this Item is hereby incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American  Independence  Corp.



/s/  George L. Hernandez                       Date:  November 27, 2002
--------------------------------                      --------------------------
George L. Hernandez
Acting Chief Operating Officer;
Vice President, Finance and
Administration; and Secretary

           CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER
           ----------------------------------------------------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------

I, George L. Hernandez, Acting Chief Operating Officer; Vice President, Finance and Administration; and Secretary of American Independence Corp., certify that:

1. I have reviewed this annual report on Form 10-K, as amended by Form 10-K/A, of American Independence Corp.;

2. Based on my knowledge, this annual report, as amended by Form 10-K/A, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended by Form 10-K/A;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended by Form 10-K/A, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended by Form 10-K/A;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report, as amended by Form 10-K/A, is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, as amended by Form 10-K/A, (the "Evaluation Date"); and

     c. presented in this annual report, as amended by Form 10-K/A, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report, as amended by Form 10-K/A, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ George L. Hernandez                       Date:   November 27, 2002
-------------------------------                       --------------------------
George L. Hernandez
Acting Chief Operating Officer;
Vice President, Finance and
Administration; and Secretary

                  AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
                                  ITEM 15(A)(3)


EXHIBIT
  NO.                                   DESCRIPTION OF DOCUMENT
-------  --------------------------------------------------------------------------------------------------------

    2.1  Stock Purchase Agreement, dated as of July 30, 2002, between Registrant, SSH Corporation and
         Independence Holding Company.  Incorporated by reference to exhibit 10.1 of the Registrant's Current
         Report on Form 8-K dated July 31, 2002.

    3.1  Second Amended and Restated Certificate of Incorporation of the Registrant.  Incorporated by reference to exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
         2002.

    3.2  Amended By-Laws of the Registrant.  Incorporated by reference to exhibit 3.2 of the Registrant's Annual
         Report on Form 10-K for the fiscal year ended September 30, 2002.

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

   23.1  Consent of KPMG LLP.  Incorporated by reference to exhibit 23.1 of the Registrant's Annual Report on
         Form 10-K for the fiscal year ended September 30, 2002.

   99.1  Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.