Form 10-Q
period 2002-12-31
AMERICAN INDEPENDENCE CORP
filed 2003-02-13
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended
OR
[X]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from October 1, 2002 to December 31, 2002.

Commission File Number: 001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)
Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                                                                                                                           Yes [ ] No [X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
Class	Outstanding at January 31, 2003
Common stock, $0.01 par value	25,183,701

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                  American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	DECEMBER 31,
	2002	SEPTEMBER 30,
	(Unaudited)	2002
ASSETS:
Investments:
Short-term investments, at fair value	$-	$40,900
Securities purchased under agreements to resell	13,874	-
Fixed maturities, at fair value	12,153	-
Equity securities, at fair value	983	10
Other investments	10,000	-

Total investments	37,010	40,910

Cash and cash equivalents	7,581	21,149
Restricted cash	9,860	800
Accounts and notes receivable net of allowance for doubtful
accounts of $1,000 and $0	889	2,204
Accrued investment income	155	96
Deferred acquisition costs	-	2,834
Fixed assets	550	70
Deferred tax	6,628	-
Reinsurance receivable	3,677	-
Goodwill	12,295	-
Intangible assets	1,788	-
Other assets	3,056	2,751
Total assets	$83,489	$70,814

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits	$7,054	$-
Claim funds	9,060	-
Accounts payable, accruals and other liabilities	3,433	1,853
Income taxes	520	-
Restructuring accrual	1,717	1,446
Net liabilities associated with discontinued operations	4,438	3,850

Total liabilities	26,222	7,149

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value, 3,970,000 shares designated
no shares issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares
authorized; 27,474,201 shares issued and 25,183,701
shares outstanding	275	275
Additional paid-in-capital	478,185	477,615
Accumulated other comprehensive income (loss)	16	(6)
Deferred stock compensation	(17)	(79)
Treasury stock, at cost, 2,290,500 shares	(9,137)	(9,137)
Accumulated deficit	(412,055)	(405,003)

TOTAL STOCKHOLDERS' EQUITY	57,267	63,665
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$83,489	$70,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)
	Three Months Ended December 31,
	2002	2001
REVENUES:
Premiums earned	$1,636	$-
Net investment income	292	616
Net realized gains	12	6
MGU fee income	713	-
Other income	35	-

Total Revenues	2,688	622

EXPENSES:
Selling, general and administrative, exclusive
of non-cash compensation expense	4,865	1,414
Insurance benefits, claims and reserves	989	-
Loss on equity investment	1,000	-
Amortization and depreciation	240	65
Non-cash compensation expense related to
to stock options	632	405
Restructuring expense	538	-

Total operating expenses	8,264	1,884

Loss from continuing operations before income
taxes and discontinued operations	(5,576)	(1,262)

Provision for income taxes	(1)	-

Loss from continuing operations before
discontinued operations	(5,577)	(1,262)

Discontinued Operations:
Loss from discontinued operations	-	(928)
Loss on disposition	(1,475)	(590)

Net loss	$(7,052)	$(2,780)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.22)	$(0.05)
Loss from discontinued operations	-	(0.04)
Loss on disposition of discontinued operations	(0.06)	(0.02)
Net loss applicable to common shares	$(0.28)	$(0.11)

Shares used to compute basic and diluted loss
per common share	25,184	25,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)
	Three Months Ended December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,052)	$(2,780)
Adjustments to net loss:
Realized gains on sales of investment securities	(12)	(6)
Loss on disposal of discontinued operations	1,475	590
Provision for restructuring	538	-
Loss on equity investment	1,000	-
Allowance for doubtful accounts	1,000	-
Amortization and depreciation	240	65
Non-cash stock compensation expense	632	405
Amortization of bond premium	5	-
Change in other assets and liabilities:
Change in policy liabilities	545	-
Change in net amounts due from and to reinsurers	957	-
Change in deferred acquisition costs	2,834	-
Change in tax liability	(53)	-
Change in other assets and other liabilities	982	(491)

Net cash provided (used) by operating activities of continuing operations	3,091	(2,217)
Net cash used by operating activities of discontinued operations	(887)	(1,367)

	2,204	(3,584)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of short-term investments	-	(26,300)
Sales of short-term investments	41,164	40,395
Change in resale and repurchase agreement	(13,874)	-
Change in due to and from brokers	4,784	-
Sales and maturities of fixed maturities	711	-
Purchases of fixed maturities	(5,125)	-
Investment in Partnerships	(10,000)	-
Acquisition of IAHC, net	(33,495)	-
Other	63	4

Net cash (used in) provided by investing activities of continuing operations	(15,772)	14,099
Net cash used in investing activities of discontinued operations	-	(4)

	(15,772)	14,095

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities of continuing operations	-	-
Net cash used in financing activities of discontinued operations	-	(60)

	-	(60)

Increase (decrease) in cash and cash equivalents	(13,568)	10,451

Cash and cash equivalents, beginning of period	21,149	14,960

Cash and cash equivalents, end of period	$7,581	$25,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments, except as otherwise noted) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet as of December 31, 2002, and condensed consolidated statements of operations and cash flows for the interim periods ended December 31, 2002 and 2001.

The Company has changed its fiscal year end from September 30 to December 31. As a result, the quarter ended December 31, 2002 represents a transitional reporting period.

American Independence Corp.'s annual report on Form 10-K for the fiscal year ended September 30, 2002, as amended and filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2002 was derived from American Independence Corp. and subsidiaries (the "Company") audited consolidated financial statements.

The condensed consolidated statements of operations for the three months ended December 31, 2001, and the condensed consolidated statements of cash flows for the three months ended December 31, 2001, have been reclassified for the effects of discontinued operations. Additionally, certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

  Discontinued Operations

  Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. ("IAHC") on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), and Micrographic Technology Corporation ("MTC"). The operating results of these discontinued operations have been segregated from continuing operations and are reported as a loss from discontinued operations on the condensed consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities. The actual results could differ materially from these estimates. The estimated loss on disposition reserve of all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.

  Discontinued Operations of Intelligent Communications, Inc. ("Intellicom")

  On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Due principally to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company recorded an additional loss of $157,000 for the three months ended December 31, 2002.

  Discontinued Operations of Aerzone Corporation ("Aerzone")

  On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.) to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, on April 21, 2000. On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The Company recorded a loss on disposition of Aerzone of $338,000 for the three months ended December 31, 2002 relating to the settlement of litigation during the quarter (see Note 6).

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

  Discontinued Operations of Micrographic Technology Corporation ("MTC")

  As a result of an arbitration decision related to the sale of MTC to Global Information Distribution GmbH ("GID"), the Company recorded a $980,000 loss on disposition of MTC for the three months ended December 31, 2002 (see Note 6). The loss relates to the arbitration award plus related expenses. MTC was previously owned by the Company, and was sold to GID on September 30, 1999.

  Loss on disposition of discontinued operations is as follows (in thousands):

Three Months Ended December 31,
	2002 2001
Intellicom	$157	$-
Aerzone	338	-
ISP Channel	-	-
MTC	980	590
Net loss from Discontinued
Operations	$1,475	$590

  As of December 31, 2001, the only operating segment of the Company was Intellicom. Operating results for the discontinued operations of Intellicom are as follows (in thousands):

Three Months Ended
December 31,
2001

Revenues	$94

Loss before income taxes	$928
Provision for income taxes	-

Net loss	$928

  Net liabilities associated with discontinued operations at December 31, 2002, and September 30, 2002, are as follows (in thousands):

	December 31, September 30,
	2002 2002

Current assets	$2	$2
Other assets	35	55

Total assets	$37	$57

Current liabilities:
Accounts payable	$-	$1
Estimated closure costs	3,906	3,610
Other accrued expenses	569	296

Total liabilities	$4,475	$3,907

Intellicom	1,032	846
Aerzone	1,740	1,765
ISP Channel	350	314
MTC	1,316	925
Net liabilities associated with discontinued
operations	$4,438	$3,850

  Restructuring Charge

On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. As a result of this plan, the Company incurred $4,402,000 restructuring costs through September 30, 2002, which consisted primarily of severance costs for affected employees. Subsequently, for the three months ended December 31, 2002, the Company increased the restructuring reserve by $538,000 for additional severance costs, professional fees and estimated lease termination costs associated with the Company's headquarters. The restructuring reserve is reflected in restructuring accrual on the condensed consolidated balance sheet as of December 31, 2002, and September 30, 2002. Through December 31, 2002, $3,223,000 of severance payments have been applied to this reserve.

4. Cash, Cash Equivalents and Investments, Available-for-Sale

Cash equivalents consist of securities with maturities of three months or less from date of purchase.

All investments are classified as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices. Unrealized gains or losses, net of deferred income taxes, are credited or charged, as appropriate, to other comprehensive income. Net unrealized holding gains amounted to $16,000 as of December 31, 2002, and is reflected in accumulated other comprehensive income on the condensed consolidated balance sheet as of December 31, 2002.

Investments in partnership interests primarily consist of investments in partnerships that have relatively "market neutral" arbitrage strategies, or strategies which are relatively insensitive to interest rates, and all securities held by these partnerships are carried at fair value. All partnership investments are carried on the equity method, which approximately the Company's equity in their underlying net book value.

Fixed maturities and equity securities consist of the following as of December 31, 2002 (in thousands):

	Unrealized Unrealized Fair Market
	Cost Gain Loss Value
Fixed maturities:
U.S. Government and agencies obligations	$5,380	$112	$(15)	$5,477
Collateralized mortgage obligations and
other asset backed securities	5,355	74	(8)	5,421
Corporate securities	1,325	-	(70)	1,255

	$12,060	$186	$(93)	$12,153

Equity securities:
Common stock	$197	$18	$-	$215
Preferred stock	754	14	-	768

	$951	$32	$-	$983

5. Equity Investments

The Company wrote off $1,000,000 related to a preferred stock investment for the three months ended December 31, 2002. The loss is reflected in loss on equity investment in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2002.

6. Commitments and Contingencies

Legal Proceedings

On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought an action in San Francisco Superior Court against American Independence Corp. and subsidiaries (the "Company"), alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. ("Freewire") and claiming damages of approximately $3.5 million, which may increase over time. On December 31, 2001, the San Francisco Superior Court issued an order to deny Lucent's application for writ of attachment, finding that Lucent had not shown a substantial probability that it will prevail on its claim. Trial submissions are set for April 25, 2003. The Company continues to believe that Lucent's claims are without merit and will contest these claims vigorously.

On November 9, 2001, Nokia Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone Corporation ("Aerzone"), alleging breach of contract arising out of the Aerzone's proposed operations in certain airports. The Company has settled this claim for $1,500,000. (See Note 2)

On October 30, 2001, GID commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of MTC to GID on September 30, 1999. On January 16, 2003, the arbitrator awarded GID $512,000 as the balance of uncollected accounts receivable as of August 31, 2002 net of specific reserves. GID's claims for interest, collection costs, related expenses and attorneys' fees were deferred pending further briefing. (See Note 2)

The Company is also involved in other legal proceedings and claims, of its discontinued businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the above noted legal proceedings together with pending legal proceedings and claims are not expected to have a material adverse effect on its results of future operations, financial condition or cash flows.

7. Comprehensive Loss

The components of comprehensive loss for the three months ended December 31, 2002 and 2001 are as follows (in thousands):

Three Months Ended December 31,
2002	2001
Net loss	$(7,052)	$(2,780)
Unrealized gains (loss) on securities	22	(73)
Foreign currency translation adjustments	-	16

Comprehensive loss	$(7,030)	$(2,837)

8. Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended December 31, 2002 and 2001 is as follows (in thousands):

Three Months Ended December 31,
2002 2001
Cash paid:
Interest	$-	$72
Income taxes	-	-
Non-cash investing and financing activities:
Increase in additional paid-in capital associated
with expensing of common stock options in
accordance with SFAS 123	570	-
Unrealized gain (loss) on short-term investments	22	(73)

9. Purchase Accounting

On November 14, 2002, the Company acquired IAHC from Independence Holding Company ("IHC") for $31,920,000 in cash, which is accounted for using the purchase method. The total purchase price of approximately $35,755,000 consists of the $31,920,000 cash paid to IHC, and $3,835,000 of direct transaction costs. Direct transaction costs include fees to Bear, Stearns & Co. Inc. of $1,880,000.

Under the purchase method of accounting, the total estimated purchase price is allocated to IAHC's net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Based on the independent valuation, the estimated purchase price is allocated as follows (in thousands):

Assets:
Tangible assets	$ 31,461
Amortizable broker/TPA relationships intangible asset	1,900
Goodwill and intangible assets with indefinite lives	12,395
Net deferred tax asset	6,616
Liabilities	(16,617)

$ 35,755

Of the total purchase price, $31,461,000 has been allocated to net tangible assets acquired and $1,900,000 has been allocated to amortizable intangible assets acquired. The depreciation and amortization related to the fair value adjustment to net tangible assets and the amortization related to the amortizable intangible assets are reflected in the consolidated statements of operations. The intangible asset will be written off over the next five years based on the respective discounted cash flows.

Of the total purchase price, approximately $12,395,000 has been allocated to goodwill and intangible assets with indefinite lives. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Intangible assets with indefinite lives consist of the estimated fair value allocated to the licenses of Independence American Insurance Company.

10. Segment Information

As a result of the Company's Board of Directors decision to discontinue the last of its former business segments in April 2002, segment information for all periods prior to the acquisition of IAHC has been restated. Segment information is as follows:

Three Months Ended December 31 ,
	2002	2001
Revenues:
Medical stop-loss	$1,659	$-
HMO reinsurance	486	-
Provider excess	282	-
Corporate	249	616
Net realized gains	12	6

	$2,688	$622

Operating income (loss) from continuing
operations:
Medical stop-loss	$142	$-
HMO reinsurance	27	-
Provider excess	32	-
Corporate	(5,789)	(1,268)
Net realized gains	12	6

	$(5,576)	$(1,262)

11. Change in Accounting Principle

In November 2002, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will be required to apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002. The Company recorded an expense of $570,000 for the three months ended December 31, 2002 related to the issuance of 355,000 immediately vested options issued during the quarter.

12. Subsequent Events

Reverse Split

On February 13, 2003, the shareholders of the Company will vote on a one-for-three reverse stock split. The purpose of the reverse stock split is to increase the Company's stock price to over $5.00 per share in order to avoid a delisting of the Company's common stock from the Nasdaq National Market. Although currently listed on the Nasdaq National Market, the Company is being required to comply with Nasdaq's initial listing requirements because of the discontinuation of its prior business and acquisition of its current insurance operations. The effect of the reverse split will be reflected in all future financial statements, and is not reflected in this Form 10-Q.

Acquisition

On February 10, 2003, but effective as of January 1, 2003, the Company acquired 80% of the business of an employer medical stop-loss MGU and an affiliated entity (the "Acquired MGUs"). The acquisition was accomplished by the formation of Voorhees Risk Management LLC ("Voorhees LLC") into which the Acquired MGUs contributed all of their assets, and the Company contributed $16,000,000 cash for an 80% ownership interest. The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Voorhees LLC, and Voorhees LLC assumed all of the liabilities of the Acquired MGUs. Under certain circumstances set forth in the Limited Liability Company Agreement of Voorhees LLC, the Company has the right and/or obligation to purchase some or all of the minority interests in Voorhees LLC.

13. Recently issued Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities", which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities and personnel. The provisions of SFAS 146 will not supersede the accounting requirements for costs to restructure operations acquired in a business combination. Under SFAS 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 effective as of January 1, 2003 to have a material effect on its condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating the effect SFAS 148 will have on its condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual consolidated results of American Independence Corp.("AMIC") and Subsidiaries (collectively referred to as the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Operating Results" as set forth in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this quarterly report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates", "likelihood", "unlikelihood", "assessment", and "foreseeable" and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause the Company's actual results for the year ending December 31, 2003, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by the Company, or on its behalf. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission and our Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

On July 30, 2002, American Independence Corp. (formerly known as SoftNet Systems, Inc.) entered into an agreement to acquire First Standard Holdings Corp. from SSH Corp. and Independence Holding Company ("IHC") for $31,920,000 in cash. Subsequently at the Special Meeting of Stockholders on November 14, 2002, the Company's stockholders approved the stock purchase agreement between the Company, SSH Corp. and IHC (the "Purchase Agreement"), and approved the Company's name change to American Independence Corp. Also on November 14, 2002, the Company consummated the transactions contemplated by the Purchase Agreement and First Standard Holdings Corp. changed its name to Independence American Holdings Corp. ("IAHC"). IAHC is engaged in the insurance and reinsurance business through its insurance company, Independence American Insurance Company ("Independence American"), formerly First Standard Security Insurance Company, and its managing general underwriter subsidiaries: IndependenceCare Holdings LLC and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS") and (as of January 1, 2003) Voorhees Risk Management LLC. ("Voorhees LLC"). IndependenceCare, RAS and Voorhees are collectively referred to as the "MGU Subsidiaries".

The Company has entered into a service agreement with IHC under which the Company's operations are being directed by IHC management and employees.

On February 10, 2003, but effective as of January 1, 2003, the Company acquired 80% of the business of an employer medical stop-loss MGU and an affiliated entity (the "Acquired MGUs"). The acquisition was accomplished by the formation of Voorhees into which the Acquired MGUs contributed all of their assets, and the Company contributed $16,000,000 cash for an 80% ownership interest. The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Voorhees, and Voorhees assumed all of the liabilities of the Acquired MGUs.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 24 states, and has a B+ (Very Good) rating from A.M. Best Company ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company. In December 2002, the Company contributed $10,000,000 to Independence American, which brought its statutory capital and surplus as of December 31, 2002 to $22,408,000.

Principal Products and Services

Employer Medical Stop-Loss

Independence American reinsures (and beginning in 2003 anticipates issuing) employer medical stop-loss insurance for self-insured group medical plans. Self-insured plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through other health care plans provided by an insurer or Health Maintenance Organization ("HMO"). Employer medical stop-loss insurance allows self-insured employers to manage the risk of excessive health insurance costs under self funded plans by limiting the employer's health care expenses to a predetermined amount. This stop-loss coverage is available on either a "specific" or a "specific and aggregate" basis. Specific stop-loss coverage reimburses self-funded employers from large claims incurred by an individual employee or dependent. When an employee or dependent's covered claims exceed the specific stop-loss deductible, covered amounts in excess of the deductible are reimbursable to the employer under the specific stop-loss policy. The specific stop-loss deductible is selected based on the number of covered employees, the employer's capacity to assume some of the risk, and the medical claim experience of the plan. Aggregate stop-loss coverage protects the employer against fluctuations due to claim frequency. The employer's overall claim liability is limited to a certain dollar amount, often referred to as the attachment point. An aggregate stop-loss policy usually provides reimbursement when covered claims for the plan as a whole exceed the attachment point. Approximately 50% of the stop-loss policies Independence American issues or reinsures cover specific claims only. Employer medical stop-loss is a "short-tail" business which means that substantially all claims will have been paid within eighteen months after inception of a policy.

Independence American has entered into reinsurance treaties with Standard Security Life Insurance Company of New York ("Standard Life") and Madison National Life Insurance Company, Inc. ("Madison Life") pursuant to which Standard Life and Madison Life, respectively, will cede, at treaty renewals, at least 15% of their employer medical stop-loss business to Independence American. Standard Life and Madison Life are wholly-owned subsidiaries of IHC. The reinsurance treaties between Independence American and Standard Life, on the one hand, and Independence American and Madison Life, on the other hand, terminate December 31, 2014, unless sooner terminated by Independence American. Standard Life, which is domiciled in New York, has an A (Excellent) rating from A.M. Best, and is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. Madison Life, which is domiciled in Wisconsin, has an A- (Excellent) rating from A.M. Best, is licensed to sell insurance products in 46 states, the District of Columbia and the Virgin Islands, and is an accredited reinsurer in New York. These carriers market employer medical stop-loss insurance nationally through a network of managing general underwriters ("MGUs"), who are non-salaried contractors that receive administrative fees. Standard Life currently markets this product through 12 MGUs, including the MGU Subsidiaries. Madison Life currently markets through 2 MGUs. These MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by the carriers and the reinsurers, billing and collecting premiums from the employers, paying commissions to third party administrators ("TPAs") and/or brokers, and adjudicating claims. The carriers are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing and medically managing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves.

Managed Care Excess Coverage

Independence American also issues and reinsures managed care excess coverages, which includes provider excess loss insurance and HMO reinsurance.

Independence American issues and reinsures provider excess loss insurance on a specific loss basis only. This product is marketed to providers, managed care organizations, including provider hospital organizations, hospital groups, physician groups and individual practice associations that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation.

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

Managing General Underwriters

IndependenceCare is an MGU for the employer medical stop-loss, provider excess loss and HMO Reinsurance products of Standard Life and Independence American. IndependenceCare has agreements with another carrier to write business on its behalf in the event of marketing conflicts or regulatory requirements. IndependenceCare has three operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C. and IndependenceCare Underwriting Services - Southwest L.L.C. IndependenceCare's experienced staff of 20 employees is responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.

RAS is an MGU for employer medical stop-loss and group life for Standard Life. RAS also has an agreement with another carrier to write stop-loss on its behalf in the event of marketing conflicts. RAS, which is based in South Windsor, Connecticut, employs 12 experienced marketing, underwriting and claims personnel.

Voorhees LLC is an MGU for employer medical stop-loss and group life for Standard Life. This MGU also writes stop-loss through two other carriers in the event of marketing conflicts. Voorhees LLC, which is based in Voorhees LLC, New Jersey, has 32 experienced marketing, underwriting, medical management and claims employees.

Employees

As of December 31, 2002, AMIC has 66 employees.

Properties

IndependenceCare leases 4,000 square feet of office space in Minneapolis, Minnesota; 3,800 square feet in Vernon Hills, Illinois; 2,500 square feet in Franklin, Tennessee; and 1645 square feet in Austin, Texas. RAS leases 4,200 square feet of office space in South Windsor, Connecticut. Voorhees leases 6,056 square feet of office space in Voorhees, New Jersey.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), and Micrographic Technology Corporation ("MTC").

The results of operations for the quarter ended December 31, 2001 have been reclassified for the effects of discontinued operations of Intellicom. The loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities.

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

Discontinued Operations

The Company accounts for discontinued operations in accordance to Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB 30, the Company accrued estimates of expected liabilities related to discontinued operations through its eventual discharge. The estimated remaining liabilities related to discontinued operations include contract terminations, litigation and loss from operations subsequent to December 31, 2002. The Company reviews the estimated closure costs liability on a quarterly basis to determine changes in the costs of the discontinued operations activities.

Restructuring Expense

The Company recorded restructuring expenses related to an approved plan to reduce corporate headquarters staff and to relocate its corporate offices in conjunction with discontinuing the Aerzone, ISP Channel and Intellicom businesses. These restructuring expenses are based on estimates of the expected costs associated with employee severance, lease terminations, professional fees and facility relocation. The Company reviews the estimated restructuring costs accrual on a quarterly basis to determine changes in the costs of the restructuring activities.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever current events or changes in circumstances, as defined in Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets, indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets , goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to June 30, 2001, will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill or intangible assets with indefinite lives has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Premium and MGU Fee Income Revenue Reorganization

Premiums from short-duration contracts ordinarily will be recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided.

The Company records MGU fee income in accordance with the policy premium payment schedule.

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. Net realized gains and losses on investments are computed using the specific identification method and are reported in realized gain (losses), net in the accompanying condensed consolidated statements of operations. Declines in value judged to be other-than-temporary is determined based on the specific identification method and are reported in the accompanying condensed consolidated statements of operations as net realized gains (losses).

Reserves

Liabilities for future insurance policy benefits on short-term medical coverage's were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for future insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for future insurance policy benefits provides a reasonably accurate level of reserves at December 31, 2002.

Results of Operations for the Three Months Ended December 31, 2002, Compared to the Three Months Ended December 31, 2001

Premiums Earned. The Company earned $1,636,000 of premiums on insurance business of Independence American for the six weeks ended December 31, 2002.

Net Investment Income. Interest income decreased $324,000 to $292,000 for the three months ended December 31, 2002, compared to $616,000 for the three months ended December 31, 2001, as a result of lower interest rates, and a decrease in cash, cash equivalents, and investments, available-for-sale due to the funding of losses from the old internet operations and the purchase of IAHC.

MGU Fee Income. The Company earned $713,000 of fee income from its MGUs for the six weeks ended December 31, 2002.

General and Administrative. General and administrative expenses increased $3,451,000, to $4,865,000 for the three months ended December 31, 2002, compared to $1,414,000 for the three months ended December 31, 2001. The increase is primarily due to estimated final expenses resulting from staff reductions associated with the December 28, 2000, corporate restructuring plan, the closing of the corporate headquarters in San Francisco and expenses related to corporate legal settlements and arbitration awards.

Insurance Benefits Claims and Reserves. Insurance benefits claims and reserves amounted to $989,000 related to the premium earned by Independence American for the six weeks ended December 31, 2002.

Loss on Equity Investment. The Company recognized a loss on equity investment of $1,000,000 for the three months ended December 31, 2002 as a result of the write-off of a preferred stock investment. The Company did not incur any equity in net losses of investee companies for the three months ended December 31, 2001.

Amortization and Depreciation. Amortization and depreciation expense increased $175,000 to $240,000 for the three months ended December 31, 2002, compared to $65,000 for the three months ended December 31, 2001. The expense for December 31, 2002 relates to the amortization of the intangible asset for the value of third party administrators of the MGUs. This asset was part of the purchase price adjustments for the acquisition of IAHC.

Non-Cash Compensation Expense/Benefit Related to Stock Options. The Company recognized a non-cash compensation expense related to stock options of $632,000 for the three months ended December 31, 2002. This expense is broken up into two components: an expense of $570,000 relating to the fair value of options issued for the three months ended December 31, 2002 accounted for under SFAS No. 123. (SFAS No. 123 was adopted as of October 1, 2002); and an expense of $62,000 for options issued prior to October 1, 2002 accounted for under the intrinsic value method of Accounting Principles Board #25 ("APB 25"). The expense for the three months ended December 31, 2001 of $405,000 relates to options accounted for under APB 25.

Restructuring Expense. The Company recognized a restructuring expense of $538,000 for the three months ended December 31, 2002, related to the plan to close its corporate headquarters in San Francisco, California. At December 31, 2002, a restructuring accrual of $1,713,000 remains outstanding for the shut down of the headquarters in San Francisco, liabilities to former employees and other corporate expenses.

Income Taxes. The Company made no provision for federal income taxes for the three months ended December 31, 2002 and 2001, as a result of the Company's continuing losses. The Company recorded a $1,000 provision for state and local taxes attributed to IAHC.

Loss from Discontinued Operations. As a result of the decision by the Board of Directors to discontinue the operations of Intellicom on March 29, 2002, the loss on operations for the three months ended December 31, 2001 of $928,000 has been reclassified as loss from discontinued operations.

Loss on Disposition. Loss on disposition increased $885,000 to $1,475,000 for the three months ended December 31, 2002, compared to $590,000 for the three months ended December 31, 2001. The loss is primarily attributable to an arbitration award on MTC, a settlement on Aerzone, and additional reserves on Intellicom related to the lease obligations of the Livermore facility.

Net Loss. The Company had a net loss of $7,052,000, or a net loss per share of $0.28, for the three months ended December 31, 2002, compared to a net loss of $2,780,000, or a net loss per share of $0.11, for the three months ended December 31, 2001.

Liquidity and Capital Resources

As of December 31, 2002, the Company had $44,591,000 in cash, cash equivalents, and investments compared with $62,059,000 as of September 30, 2002.

Net cash provided by operating activities of continuing operations for the three months ended December 31, 2002 was $3,091,000. This results from a net loss of $5,577,000 from continuing operations and a net decrease in other assets and liabilities of $5,265,000, offset by several non-cash items including the loss on disposition of equity investments of $1,000,000, allowance for doubtful accounts of $1,000,000, provision for restructuring costs of $538,000, stock compensation expense of $632,000 and amortization and depreciation expense of $240,000. Net cash used in operating activities of discontinued operations was $887,000.

Net cash used by investing activities of continuing operations for the three months ended December 31, 2002, was $15,772,000. This use of cash results from the acquisition of IAHC for $33,495,000, net, the use of $10,000,000 in new partnership investments and net cash provided of $27,660,000 from sale of all other investments, net of purchases.

No cash was provided by or used in financing activities for the three months ended December 31, 2002 for either continuing or discontinued operations.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued reductions in cash usages from its discontinued operations for the year ending December 31, 2003.

The Company used $16,000,000 out of its current working capital for the acquisition of Voorhees subsequent to December 31, 2002. Under certain circumstances set forth in the Limited Liability Agreement of Voorhees, the Company has the right and/or obligation to purchase some or all of the minority interest in Voorhees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Risk Management

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities, and may utilize options to modify the duration and average life of such assets.

The Company monitors its investment portfolio on a continuous basis and believes that the liquidity of Independence American will not be adversely affected by its current investments. This monitoring includes the maintenance of an asset-liability model that matches current insurance liability cash flows with current investment cash flows.

The expected change in fair value as a percentage of the Company's fixed income portfolio at December 31, 2002 given a 100 to 300 basis point rise or decline in interest rates is not material. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the liabilities of Independence American would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is minimal as there are no interest rate exposures on liabilities. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Item 4. Controls and Procedures

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective action taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought an action in San Francisco Superior Court against American Independence Corp. and subsidiaries (the "Company"), alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. ("Freewire") and claiming damages of approximately $3.5 million, which may increase over time. On December 31, 2001, the San Francisco Superior Court issued an order to deny Lucent's application for writ of attachment, finding that Lucent had not shown a substantial probability that it will prevail on its claim. Trial submissions are set for April 25, 2003. The Company continues to believe that Lucent's claims are without merit and will contest these claims vigorously.

On November 9, 2001, Nokia Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone Corporation ("Aerzone"), alleging breach of contract arising out of the Aerzone's proposed operations in certain airports. The Company has settled this claim for $1,500,000.

On October 30, 2001, Global Information Distribution GmbH ("GID") commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of Micrographic Technology Corporation ("MTC") to GID on September 30, 1999. On January 16, 2003, the arbitrator awarded GID $512,000 as the balance of uncollected accounts receivable as of August 31, 2002 net of specific reserves. GID's claims for interest, collection costs, related expenses and attorneys' fees were deferred pending further briefing.

The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its discontinued businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the above noted legal proceedings together with other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At its Special Meeting of Stockholders in lieu of an Annual Meeting held on November 14, 2002, five proposals were put to the vote of the Company's stockholders.

The first proposal was to approve and adopt the stock purchase agreement dated as of July 30, 2002 by and among the Company, SSH Corp. and Independence Holding Company and the transactions contemplated by the stock purchase agreement.

The vote on this proposal was:

For 12,752,409

Against 289,023

Abstaining 49,426

Broker Non-Votes 6,146,468

The second matter to be acted upon by the stockholders was the proposal to amend the Company's Certificate of Incorporation to limit acquisitions of its common stock in excess of certain percentage amounts.

The vote on this proposal was:

For 15,267,000

Against 2,778,717

Abstaining 45,141

Broker Non-Votes 6,146,468

The third matter to be acted upon by the stockholders was the proposal to amend the Company's Certificate of Incorporation to change its corporate name to American Independence Corp.

The vote on this proposal was:

For 17,901,666

Against 99,662

Abstaining 89,530

Broker Non-Votes 6,146,468

The fourth matter to be acted upon by the stockholders was the election to the Board of Directors of Edward Bennett, Robert Harris, Jr., Edward Netter, Ronald Simon, and Roy T.K. Thung to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified.

The vote on the election of the above nominees was:

For At least 23,755,018 shares

Withheld No more than 482,308 shares

The fifth matter to be acted upon by the stockholders was the appointment of KPMG LLP as independent auditors of the Company for fiscal year ending September 30, 2002.

The vote on this proposal was:

For 24,130,811

Against 71,191

Abstaining 35,324

Item 5. Other Information

Acquisition of MGUs

On February 10, 2003, but effective as of January 1, 2003, the Company acquired 80% of the business of Voorhees Risk Management Inc., an employer medical stop-loss MGU and an affiliated entity (the "Acquired MGUs"). The Acquired MGUs together wrote more employer medical stop-loss business for Standard Security Life Insurance Company of New York, an affiliate of the Company, than any other MGU in 2002. The acquisition was accomplished by the formation of Voorhees Risk Management LLC ("Voorhees LLC") into which the Acquired MGUs contributed all of their assets, and the Company contributed $16,000,000 cash for an 80% ownership interest. The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Voorhees LLC, and Voorhees LLC assumed all of the liabilities of the Acquired MGUs. The Company obtained the funds for its capital contribution from working capital. The financial statements required by Item 7 of Form 8-K with respect to the acquisition will be filed by the Company no later than April 28, 2003. Under certain circumstances set forth in the Limited Liability Company Agreement of Voorhees LLC, the Company has the right and/or the obligation to purchase some or all of the minority interests in Voorhees LLC.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1 General Conveyance and Assignment and Assumption Agreement, dated as of February 10, 2003, by and among the Company, Independence American Insurance Company, Voorhees Risk Management, Inc., Voorhees Risk Management LLC, Olde City Risk Management, Inc., Paul Pollock, Deepaul Charitable Remainder Unitrust, Michael B. Sebastian, Michael B. Sebastian, Jr. Kimberly Sebastian, Barney Sebastian and Frank J. Dalicandro

10.2 Limited Liability Company Agreement of Voorhees Risk Management LLC, dated as of February 10, 2003.

99. Certification of principal executive officer and principal financial officer.

(b) Reports on Form 8-K:

A current report on Form 8-K was filed with the Commission on November 27, 2002 to report the acquisition of Independence American Holdings Corp.

A current report on Form 8-KA was filed with the Commission on January 3, 2003 to amend the November 27, 2002 Form 8-K filing to include the financial statements of Independence American Holdings Corp.

A current report on Form 8-K was filed on February 11, 2003 to announce an acquisition and net loss for the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.
/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	February 12, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Roy T.K. Thung, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Independence Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	February 12, 2003

CERTIFICATION

I, Teresa A. Herbert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Independence Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	February 12, 2003