Form 10-Q/A
period 2002-12-31
AMERICAN INDEPENDENCE CORP
filed 2003-02-13
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2003
Common stock, $0.01 par value	25,183,701

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

AMERICAN INDEPENDENCE CORP.
/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	February 13, 2003

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

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	February 13, 2003

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

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	February 13, 2003

I, Teresa A. Herbert, Vice President and Chief Financial Officer of American Independence Corp., do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. the Quarterly Report on Form 10-Q of American Independence corp. for the transition period from October 1, 2002 to December 31,2002, as filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of American Independence Corp.

/s/ Teresa A. Herbert Date: February 13, 2002

Teresa A. Herbert

Vice President and Chief Financial Officer