Form 10-Q
period 2003-03-31
AMERICAN INDEPENDENCE CORP
filed 2003-05-15
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2003
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from

Commission File Number: 001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)
Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2003
Common stock, $0.01 par value	8,417,195

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2003	2002
ASSETS:
Investments:
Short-term investments, at fair value	$712	$-
Securities purchased under agreements to resell	-	13,874
Fixed maturities, at fair value	25,464	12,153
Equity securities, at fair value	973	983
Other investments	1,588	10,000

Total investments	28,737	37,010

Cash and cash equivalents	6,438	7,581
Restricted cash	18,227	9,860
Accounts and notes receivable net of allowance for doubtful
accounts of $1,037 and $1,000	343	889
Accrued investment income	211	155
Premiums receivable	655	-
Fixed assets	704	550
Deferred tax	12,417	6,628
Reinsurance receivable	4,310	3,677
Goodwill	23,668	12,295
Intangible assets	4,128	1,788
Accrued fee income	1,076	522
Other assets	2,043	2,534

Total assets	$102,957	$83,489

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Future insurance policy benefits Claim funds Securities sold under agreements to repurchase Amounts due to brokers Accounts payable, accruals and other liabilities Income taxes Restructuring accrual Net liabilities associated with discontinued operations	$9,700	$7,054
	17,421	9,060
	633	-
	6,564	-
	1,703	3,433
	20	520
	1,318	1,717
	2,213	4,438

Total liabilities	39,572	26,222

Minority interest	4,026	-

Preferred stock, $0.10 par value, 3,970,000 shares designated
no shares issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized;
9,174,583 shares issued and 8,411,083 shares outstanding	92	92
Additional paid-in-capital	478,481	478,368
Accumulated other comprehensive income (loss)	(38)	16
Deferred stock compensation	-	(17)
Treasury stock, at cost, 763,500 shares	(9,137)	(9,137)
Accumulated deficit	(410,039)	(412,055)

Total stockholders' equity	59,359	57,267

Total liabilities and stockholders' equity	$102,957	$83,489

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)
	Three Months Ended March 31,
	2003	2002
REVENUES:
Premiums earned	$6,550	$-
Net investment income	514	416
Net realized gains	179	-
MGU fee income	3,990	-
Other income	9	-

Total revenues	11,242	416

EXPENSES:
Selling, general and administrative, exclusive of non-cash
compensation expense	4,546	2,065
Insurance benefits, claims and reserves	3,995	-
Loss on equity investment	-	701
Amortization and depreciation	500	61
Non-cash compensation expense related to stock options	46	395
Restructuring expense	-	502

Total operating expenses	9,087	3,724

Income (loss) from continuing operations before income tax,
minority interest and discontinued operations	2,155	(3,308)
Minority interest	(167)	-
Provision for income taxes	(86)	-

Income (loss) from continuing operations before discontinued
operations	1,902	(3,308)
Discontinued Operations:
Loss from discontinued operations	-	(901)
Gain (loss) on disposition	114	(2,400)

Net income (loss)	$2,016	$(6,609)

Basic income (loss) per common share:
Income (loss) from continuing operations	$.23	$(.39)
Loss from discontinued operations	-	(.11)
Income (loss) on disposition of discontinued operations	.01	(.29)
Net income (loss) applicable to common shares	$.24	$(.79)

Shares used to compute basic income (loss) per share	8,395	8,393

Diluted income (loss) per common share:
Income (loss) from continuing operations	$.23	$(.39)
Loss from discontinued operations	-	(.11)
Income (loss) on disposition of discontinued operations	.01	(.29)
Net income (loss) applicable to common shares	$.24	$(.79)

Shares used to compute diluted income (loss) per share	8,439	8,393

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)
	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$2,016	$(6,609)
Adjustments to net loss:
Realized gains on sales of investment securities	(179)	-
Loss from discontinued operations	-	901
(Gain) loss on disposal of discontinued operations	(114)	2,400
Provision for restructuring	-	502
Loss on equity investment	-	701
Loss on write-down of impaired assets	-	352
Amortization and depreciation	500	61
Non-cash stock compensation expense	46	395
Other	150	38
Change in other assets and liabilities:
Change in policy liabilities	2,646	-
Change in net amounts due from and to reinsurers	(633)	-
Change in accrued fee income	(554)	-
Change in premiums receivable	(655)	-
Change in tax liability	(500)	-
Change in other assets and other liabilities	(1,273)	343

Net cash provided (used) by operating activities of continuing operations	1,450	(916)
Net cash used by operating activities of discontinued operations	(2,111)	(1,237)

	(661)	(2,153)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of short-term investments	(712)	(15,000)
Sales of short-term investments	-	21,500
Change in resale and repurchase agreement	14,507	-
Change in due to and from brokers	6,564	-
Sales and maturities of fixed maturities	34,674	-
Purchases of fixed maturities	(47,919)	-
Redemption of investment in partnerships	8,412	-
Acquisition of Marlton, net	(16,102)	-
Other	10	1

Net cash (used) provided by investing activities of continuing operations	(566)	6501
Net cash provided by investing activities of discontinued operations	-	1

	(566)	6,502

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	84	-
Net cash provided by financing activities of continuing operations	84	-
Net cash used in financing activities of discontinued operations	-	-

	84	-

Increase (decrease) in cash and cash equivalents	(1,143)	4,349

Cash and cash equivalents, beginning of period	7,581	25,411

Cash and cash equivalents, end of period	$6,438	$29,760

The accompanying notes are an integral part of these consolidated financials statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1. Significant Accounting Policies and Practices

(A) Business and Organization

American Independence Corp. ("AMIC") is a holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American"), formerly First Standard Security Insurance Company, and its managing general underwriter subsidiaries: IndependenceCare Holdings LLC and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS") and Voorhees Risk Management LLC d.b.a. Marlton Risk Group ("Marlton"). IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries".

(B) Principles of Consolidation and Preparation of Financial Statements.

The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments, except as otherwise noted) which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of March 31, 2003 and December 31, 2002, and the consolidated statements of operations and cash flows for the interim periods ended March 31, 2003 and 2002. Additionally, certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

The Company has changed its fiscal year end from September 30 to December 31. As a result, the Company filed a Form 10-QT for the quarter ended December 31, 2002 representing the transitional reporting period. This report on Form 10-Q for the three months ended March 31, 2003 represents the first fiscal quarter of the new fiscal year ending December 31, 2003. Accordingly, the information for the three months ended March 31, 2002 (as restated for discontinued operations and designated at the time of the original SEC reporting as the second fiscal quarter) is included herein for comparative purposes.

American Independence Corp.'s annual report on Form 10-K for the fiscal year ended September 30, 2002, as amended and filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements.

(C) Stock-Based Compensation and Change in Accounting Principle

In November 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002. The Company recorded an expense of approximately $28,000 for the three months ended March 31, 2003 related to the issuance of approximately 33,000 options issued during the quarter under the fair value based method. The remaining $18,000 of non-cash compensation expense relates to options issued under the intrinsic value method pursuant to APB 25.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". As permitted by SFAS No. 148, the Company has elected to progressively account for all stock option grants issued on or after October 1, 2002, under the fair value based method. As part of the election to progressively account for all stock option grants under the fair value based method, the Company is permitted to continue accounting for all stock option grants issued before October 1, 2002, under the intrinsic value method. Under the fair value based method, stock compensation costs for stock option grants is measured at the grant date based on the value of the award, and such cost is recognized as an expense over vesting period of the stock option grant. Under the intrinsic value method, compensation expense is recognized for stock options issued with an exercise price less than the stock's fair value on the date of grant and such expense is recognized over the vesting period.

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, net income and net income per share for the three months ended March 31, 2003, and 2002 would have been as follows:
	2003	2002

Net income (loss), as reported	$2,016	$(6,609)
Add stock-based compensation expense included in reported income	46	395
Deduct stock-based compensation expense determined under the fair
value based method for all awards	(105)	(320)
Pro forma net income	$1,957	$(6,534)

Basic income per common share:
As reported	$.24	$(.79)
Pro forma	$.23	$(.78)

Diluted income per common share:
As reported	$.24	$(.79)
Pro forma	$.23	$(.78)

2. Income Per Common Share

Included in the diluted earnings per share calculation for 2003 are 44,000 shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

3. Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. ("IAHC") on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), and Micrographic Technology Corporation ("MTC"). The operating results of these discontinued operations have been segregated from continuing operations and are reported as a loss from discontinued operations on the consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities. The actual results could differ materially from these estimates. The estimated loss on disposition reserve of all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.

Discontinued Operations of Intelligent Communications, Inc. ("Intellicom")

On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Due principally to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company has a remaining reserve for discontinued operations of Intellicom of $1,377,000 for this liability at March 31, 2003.

Discontinued Operations of Aerzone Corporation ("Aerzone")

On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.) to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, on April 21, 2000. On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The Company has a remaining reserve for discontinued operations of Aerzone of $216,000 at March 31, 2003.

Discontinued Operations of ISP Channel, Inc. ("ISP Channel")

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because of consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and the Company was no longer able to bear the costs of maintaining the ISP Channel. The Company has a remaining reserve of $320,000 at March 31, 2003 relating to the discontinued operations of ISP Channel.

Discontinued Operations of Micrographic Technology Corporation ("MTC")

As a result of an arbitration decision related to the sale of MTC to Global Information Distribution GmbH ("GID"), the Company has a remaining reserve of $300,000 relating to the loss on disposition of MTC at March 31, 2003 (see Note 6). The loss relates to the arbitration award plus related expenses. MTC was previously owned by the Company, and was sold to GID on September 30, 1999.

Gain (loss) from discontinued operations is as follows (in thousands):

Three Months Ended March 31,
2003	2002

Intellicom	$(363)	$(4,201)
Aerzone	-	-
ISP Channel	-	900
MTC	477	-
Net gain (loss) from
discontinued operations	$114	$(3,301)

As of March 31, 2002, the only operating segment of the Company was Intellicom. Operating results for the discontinued operations of Intellicom are as follows (in thousands):

Three Months
Ended
March 31, 2002

Revenues	$612

Loss before income taxes	$(901)
Provision for income taxes	-

Net loss	$(901)

Net liabilities associated with discontinued operations at March 31, 2003 and December 31, 2002, are as follows (in thousands):

March 31,	December 31,
2003	2002

Current assets	$-	$2
Other assets	32	35

Total assets	32	37

Current liabilities:
Estimated closure costs	1,773	3,906
Other accrued expenses	472	569

Total liabilities	2,245	4,475

Intellicom	1,377	1,032
Aerzone	216	1,740
ISP Channel	320	350
MTC	300	1,316
Net liabilities associated with discontinued
operations	$2,213	$4,438

4. Restructuring Charge

On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. At March 31, 2003, the Company had a remaining reserve of $1,318,000 relating to the restructuring. This reserve primarily relates to the leasehold obligations of the former corporate headquarters in San Francisco, California; the Company maintains an $800,000 security deposit with respect to this liabiity which is included in Restricted Cash.

5. Cash, Cash Equivalents and Investments, Available-for-Sale

Cash equivalents consist of securities with maturities of three months or less from date of purchase.

All investments are classified as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices. Unrealized gains or losses, net of deferred income taxes, are credited or charged, as appropriate, to other comprehensive income. Net unrealized holding (losses) gains amounted to $(38,000) and $16,000 as of March 31, 2003 and December 31, 2002, respectively, and is reflected in accumulated other comprehensive income on the consolidated balance sheet.

Investments in partnership interests primarily consist of investments in partnerships that have relatively "market neutral" arbitrage strategies, or strategies which are relatively insensitive to interest rates, and all securities held by these partnerships are carried at fair value. All partnership investments are carried on the equity method, which approximates the Company's equity in their underlying net book value.

Fixed maturities and equity securities consist of the following as of March 31, 2003 (in thousands):

	Gross	Gross
	Unrealized	Unrealized	Fair Market
Cost	Gain	Loss	Value

Fixed maturities:
U.S. Government and agencies obligations			$5,650	$108	$(22)	$5,736
Collateralized mortgage obligations and
other asset backed securities			13,311	86	(165)	13,232
Corporate securities			6,596	43	(143)	6,496

			$25,557	$237	$(330)	$25,464

Equity securities:
Preferred stock			$936	$37	$-	$973

Fixed maturities and equity securities consist of the following as of December 31, 2002 (in thousands):

	Unrealized	Unrealized	Fair Market
Cost	Gain	Loss	Value

Fixed maturities:
U.S. Government and agencies obligations			$5,380	$112	$(15)	$5,477
Collateralized mortgage obligations and
other asset backed securities			5,355	74	(8)	5,421
Corporate securities			1,325	-	(70)	1,255

			$12,060	$186	$(93)	$12,153

Equity securities:
Common stock			$197	$18	$-	$215
Preferred stock			754	14	-	768

			$951	$32	$-	$983

6. Commitments and Contingencies

Legal Proceedings

On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought an action in San Francisco Superior Court against American Independence Corp. and subsidiaries (the "Company"), alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. ("Freewire") and claiming damages of approximately $3.5 million, increasing over time. The Company has settled this claim during the quarter ended March 31, 2003 within applicable reserved amounts.

On November 9, 2001, Nokia Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone Corporation ("Aerzone"), alleging breach of contract arising out of Aerzone's proposed operations in certain airports. The Company has settled this claim during the quarter ended March 31, 2003 within applicable reserved amounts.

On October 30, 2001, Global Information Distribution GmbH ("GID") commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of Micrographic Technology Corporation ("MTC") to GID on September 30, 1999. On January 16, 2003, the arbitrator awarded GID $512,000 as the balance of uncollected accounts receivable as of August 31, 2002 net of specific reserves. GID's claims for interest, collection costs, related expenses and attorneys' fees were settled in full subsequent to March 31, 2003 within applicable reserved amounts.

The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its discontinued businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

Three Months Ended March 31,
2003	2002

Net income (loss)	$2,016	$(6,609)
Unrealized gains (loss) on securities	(54)	531

Comprehensive income (loss)	$1,962	$(6,078)

8. Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

Three Months Ended March 31,
2003	2002

Cash paid:
Interest	$-	$-
Income taxes	546	-

Income taxes paid primarily relate to taxes paid by IAHC for the period prior to the November 14, 2002 acquisition.

9. Purchase Accounting

IAHC

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

Under the purchase method of accounting, the total estimated purchase price is allocated to IAHC's net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Based on the independent valuation, the estimated purchase price is allocated as follows (in thousands):

Assets:
Tangible assets	$31,461
Amortizable broker/TPA relationships intangible asset	1,900
Goodwill and intangible assets with indefinite lives	12,395
Net deferred tax asset	6,616
Liabilities	(16,617)

$35,755

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

Marlton

On February 10, 2003, but effective as of January 1, 2003, the Company acquired 80% of the business of an employer medical stop-loss MGU and an affiliated entity (the "Acquired MGUs"). The acquisition was accomplished by the formation of Voorhees Risk Management LLC d.b.a. Marlton Risk Group ("Marlton") into which the Acquired MGUs contributed all of their assets, and the Company contributed $16,000,000 cash for an 80% ownership interest. The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Marlton, and Marlton assumed all of the liabilities of the Acquired MGUs. Under certain circumstances set forth in the Limited Liability Company Agreement of Marlton, the Company has the right and/or obligation to purchase some or all of the minority interests in Marlton. The total purchase price of approximately $16,102,000 consists of $16,000,000 of cash and $102,000 of estimated direct transaction costs.

Assets:
Tangible assets	$5,323
Amortizable broker/TPA relationships intangible asset	2,800
Goodwill	11,373
Net deferred tax asset	5,760
Liabilities	(5,128)
Minority interest	(4,026)

$16,102

Of the total purchase price, $5,323,000 has been allocated to net tangible assets acquired and $2,800,000 has been allocated to amortizable intangible assets acquired. The depreciation and amortization related to the fair value adjustment to net tangible assets and the amortization related to the amortizable intangible assets are reflected in the consolidated statements of operations. The intangible asset will be written off over the next five years based on the respective discounted cash flows.

Of the total purchase price, approximately $11,373,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets

10. Segment Information

As a result of the Company's Board of Directors decision to discontinue the last of its former business segments in April 2002, segment information for all periods prior to the acquisition of IAHC has been restated. Segment information is as follows:

Three Months Ended March 31,
	2003	2002
Revenues:
Medical stop-loss	$9,240	$-
HMO reinsurance	723	-
Provider excess	880	-
Corporate	220	416
Net realized gains	179	-

	$11,242	$416

Operating income (loss) from continuing
operations:
Medical stop-loss	$1,549	$-
HMO reinsurance	122	-
Provider excess	132	-
Corporate	173	(3,308)
Net realized gains	179	-

	$2,155	$(3,308)

11. Reverse Split

On February 13, 2003, the shareholders of the Company voted in favor of a one-for-three reverse stock split. The purpose of the reverse stock split was to increase the Company's stock price to over $5.00 per share in order to avoid a delisting of the Company's common stock from the Nasdaq National Market. Although currently listed on the NASDAQ National Market, the Company was required to comply with NASDAQ's initial listing requirements because of the discontinuation of its prior business and acquisition of its current insurance operations. The effect of the reverse split has been reflected in all periods in the accompanying consolidated financial statements and notes thereto.

12. New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS 146") which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities and personnel. The provisions of SFAS 146 will not supersede the accounting requirements for costs to restructure operations acquired in a business combination. Under SFAS 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS 146 effective as of January 1, 2003 did not have an affect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires that certain disclosures be made by a guarantor in its financial statements about its obligations under guarantees, effective for financial statements for periods ending after December 15, 2002. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. FIN 45 did not have an affect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. A public company with a variable interest in an entity created before February 1, 2003 must apply FIN 46 in the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.

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

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended September 30, 2002 and our transition report for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission and our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

On July 30, 2002, American Independence Corp. (formerly known as SoftNet Systems, Inc.) entered into an agreement to acquire First Standard Holdings Corp. from SSH Corp. and Independence Holding Company ("IHC") for $31,920,000 in cash. Subsequently at the Special Meeting of Stockholders on November 14, 2002, the Company's stockholders approved the stock purchase agreement between the Company, SSH Corp. and IHC (the "Purchase Agreement"), and approved the Company's name change to American Independence Corp. Also on November 14, 2002, the Company consummated the transactions contemplated by the Purchase Agreement and First Standard Holdings Corp. changed its name to Independence American Holdings Corp. ("IAHC"). IAHC is engaged in the insurance and reinsurance business through its insurance company, Independence American Insurance Company ("Independence American"), formerly First Standard Security Insurance Company, and its managing general underwriter subsidiaries: IndependenceCare Holdings LLC and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS") and (as of January 1, 2003) Voorhees Risk Management LLC d.b.a. Marlton Risk Group ("Marlton"). IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries".

The Company has entered into a service agreement with IHC under which the Company's operations are being directed by IHC management and employees.

On February 10, 2003, but effective as of January 1, 2003, the Company acquired 80% of the business of an employer medical stop-loss MGU and an affiliated entity (the "Acquired MGUs"). The acquisition was accomplished by the formation of Marlton into which the Acquired MGUs contributed all of their assets, and the Company contributed $16,000,000 cash for an 80% ownership interest. The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Marlton, and Marlton assumed all of the liabilities of the Acquired MGUs.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 24 states, (of which 21 have been added in the last two years) and has a B+ (Very Good) rating from A.M. Best Company ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company. In December 2002, the Company contributed $10,000,000 to Independence American. Independence American's statutory capital and surplus as of March 31, 2003 was $23,232,000.

Managing General Underwriters

IndependenceCare is an MGU for the employer medical stop-loss, provider excess loss and HMO Reinsurance products of Standard Life and Independence American. IndependenceCare has agreements with another carrier to write business on its behalf in the event of marketing conflicts or regulatory requirements. IndependenceCare has three operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C. and IndependenceCare Underwriting Services - Southwest L.L.C. IndependenceCare's experienced staff of 22 employees is responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.

RAS is an MGU for employer medical stop-loss and group life for Standard Life. RAS also has an agreement with another carrier to write stop-loss on its behalf in the event of marketing conflicts. RAS, which is based in South Windsor, Connecticut, employs 11 experienced marketing, underwriting and claims personnel.

Marlton is an MGU for employer medical stop-loss and group life for Standard Life. This MGU also writes stop-loss through two other carriers in the event of marketing conflicts. Marlton, which is based in Voorhees, New Jersey, has 33 experienced marketing, underwriting, medical management and claims employees.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies are significantly affected by judgments, assumptions and estimates used in preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the consolidated financial statements in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002.

Discontinued Operations

The Company accounts for discontinued operations in accordance to Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB 30, the Company accrued estimates of expected liabilities related to discontinued operations through its eventual discharge. The estimated remaining liabilities related to discontinued operations include contract terminations, litigation and loss from operations subsequent to March 31, 2003. The Company reviews the estimated closure costs liability on a quarterly basis to determine changes in the costs of the discontinued operations activities.

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

Premium and MGU Fee Income Revenue Recognition

Premiums from short-duration contracts ordinarily will be recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. The Company records MGU fee income as policy premium payments are received.

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Net realized gains and losses on investments are computed using the specific identification method and are reported in realized gain (losses), net in the accompanying consolidated statements of operations. Declines in value judged to be other-than-temporary is determined based on the specific identification method and are reported in the accompanying consolidated statements of operations as net realized gains (losses).

Reserves

Liabilities for future insurance policy benefits on short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for future insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for future insurance policy benefits provides a reasonably accurate level of reserves at March 31, 2003.

Results of Operations for the Three Months Ended March 31, 2003, Compared to the Three Months Ended March 31, 2002

Due to the acquisition of the insurance operations of IAHC, certain line items only appear in the 2003 Consolidated Statement of Operations.

Premiums Earned. The Company earned $6,550,000 of premiums on insurance business of Independence American for the three months ended March 31, 2003.

Net Investment Income. Net investment income increased $98,000 to $514,000 for the three months ended March 31, 2003, compared to $416,000 for the three months ended March 31, 2002, mainly due to income from investments in partnerships.

MGU Fee Income. The Company earned $3,990,000 of fee income from its MGUs for the three months ended March 31, 2003.

General and Administrative. General and administrative expenses increased $2,481,000 to $4,546,000 for the three months ended March 31, 2003, compared to $2,065,000 for the three months ended March 31, 2002. The increase is primarily due to commission expense from Independence American and operating expenses from the MGUs.

Insurance Benefits Claims and Reserves. Insurance benefits claims and reserves amounted to $3,995,000 related to the premiums earned by Independence American for the three months ended March 31, 2003.

Amortization and Depreciation. Amortization and depreciation expense increased $439,000 to $500,000 for the three months ended March 31, 2003, compared to $61,000 for the three months ended March 31, 2002. The expense for March 31, 2003 relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC and Marlton.

Non-Cash Compensation Expense/Benefit Related to Stock Options. The Company recognized a non-cash compensation expense related to stock options of $46,000 for the three months ended March 31, 2003. This expense includes two components: an expense of $28,000 relating to the fair value of options issued for the three months ended March 31, 2003 accounted for under SFAS No. 123. (SFAS No. 123 was adopted as of October 1, 2002); and an expense of $18,000 for options issued prior to October 1, 2002 accounted for under the intrinsic value method of Accounting Principles Board #25 ("APB 25"). The expense for the three months ended March 31, 2002 of $395,000 relates to options accounted for under APB 25.

Income Taxes. The Company made no provision for federal income taxes for the three months ended March 31, 2003 and 2002. Future results will reflect a provision for Federal income taxes only when Federal net operating loss carryforwards arising from tax periods prior to October 1, 2002 are utilized on a tax basis. As the result of purchase accounting tax adjustments related to the acquisitions of IAHC and Marlton, earnings attributable to these operations will be reduced by a non-cash charge for Federal income taxes when these Federal net operating loss carryforwards arising from tax periods prior to October 1, 2002 are utilized on a tax basis. However, on a cash basis the Company will not pay any Federal income taxes due to the utilization of these net operating loss carryforwards, except for any Federal alternative minimum taxes. The Company recorded an $86,000 provision for state and local taxes attributable to IAHC and Marlton.

Loss from Discontinued Operations. As a result of the decision by the Board of Directors to discontinue the operations of Intellicom on March 29, 2002, the loss on operations for the three months ended March 31, 2002 of $901,000 has been reclassified as loss from discontinued operations.

Gain (Loss) on Disposition. Gain (loss) on disposition increased $2,514,000 to $114,000 for the three months ended March 31, 2003, compared to $(2,400,000) for the three months ended March 31, 2002. The gain in 2003 is primarily attributable to lower than expected interest and expenses with regard to the arbitration award on MTC, offset by additional reserves on Intellicom related to the lease obligations of the Livermore facility.

Net Income (Loss). The Company had net income of $2,016,000, or $.24 per share, diluted, for the three months ended March 31, 2003, compared to a net loss of $6,609,000, or $.79 per share, diluted, for the three months ended March 31, 2002.

Liquidity and Capital Resources

Independence American Insurance Company

IAIC principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments. Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations. These liabilities represent long-term and short-term obligations which are calculated using certain assumed interest rates.

Corporate

Corporate principally derives cash flow funds principally from: dividends from its subsidiaries and investment income from Corporate liquidity. There are no regulatory constraints on the MGU subsidiaries' ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by IAIC.

As of March 31, 2003, the Company had $28,611,000 in cash, cash equivalents, and investments net of amounts due to brokers compared with $44,591,000 as of December 31, 2002.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2003 was $1,450,000. These results from net income of $1,902,000 from continuing operations, net income of $114,000 from discontinued operations and a net decrease in other assets and liabilities of $20,000, offset by several non-cash items including stock compensation expense of $46,000 and amortization and depreciation expense of $500,000. Net cash used in operating activities of discontinued operations was $2,111,000.

Net cash used by investing activities of continuing operations for the three months ended March 31, 2003, was $566,000. This use of cash results from the acquisition of Marlton for $16,102,000, net, and net cash provided of $15,536,000 from sale of all other investments, net of purchases. Under certain circumstances set forth in the Limited Liability Agreement of Marlton, the Company has the right and/or obligation to purchase some or all of the minority interest in Marlton.

Net cash provided by financing activities from continuing operations was $84,000 resulting from the exercise of common stock options for the three months ended March 31, 2003.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2003, given a 100 to 300 basis point rise or decline in interest rates is not material. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the liabilities of Independence American would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is minimal as there are no interest rate exposures on liabilities. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought an action in San Francisco Superior Court against American Independence Corp. and subsidiaries (the "Company"), alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. ("Freewire") and claiming damages of approximately $3.5 million, increasing over time. The Company has settled this claim during the quarter ended March 31, 2003.

On November 9, 2001, Nokia Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone Corporation ("Aerzone"), alleging breach of contract arising out of the Aerzone's proposed operations in certain airports. The Company has settled this claim during the quarter ended March 31, 2003.

On October 30, 2001, Global Information Distribution GmbH ("GID") commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of Micrographic Technology Corporation ("MTC") to GID on September 30, 1999. On January 16, 2003, the arbitrator awarded GID $512,000 as the balance of uncollected accounts receivable as of August 31, 2002 net of specific reserves. GID's claims for interest, collection costs, related expenses and attorneys' fees were settled in full subsequent to March 31, 2003.

The Company is also involved in other legal proceedings and claims, which arise in the ordinary course of its discontinued businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on February 13, 2003. The sole proposal put to the vote of the Company's stockholders was approval of a one-for-three reverse stock split of the Company's common stock.

The vote on this proposal was:

For 4,250,803

Against 96,341

Abstaining 16,475

Broker Non-Votes 2,048,822

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

99. Certification of principal executive officer and principal financial officer.

(b) Reports on Form 8-K:

A current report on Form 8-K was filed with the Commission on May 2, 2003 to announce the earnings of the Company through March 31, 2003.

A current report on Form 8-K was filed with the Commission on April 25, 2003 to include the financial statements and pro-forma financial information for the acquisition of Marlton on February 10, 2003.

A current report on Form 8-K was filed with the commission on February 13, 2003 to report the one-for- three reverse split of the Company's common stock.

A current report on Form 8-K was filed with the Commission on February 11, 2003 to announce the acquisition of Marlton on February 10, 2003, and announce earnings of the Company through December 31, 2002.

A current report on Form 8-K/A was filed with the Commission on January 3, 2003 to include the financial statements and pro-forma financial information for the acquisition of Independence American Holdings Corp. on November 14, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.
/s/ Roy T.K. Thung__________________________ Roy T.K. Thung President and Chief Executive Officer	Date:	May 15, 2003

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	May 15, 2003

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

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	May 15, 2003

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

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	May 15, 2003