Form 10-Q/A
period 2003-03-31
AMERICAN INDEPENDENCE CORP
filed 2003-05-15
CIK 97196

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

Explanatory Note

This amendment No. 1 to American Independence Corp.'s quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 is filed to amend Item 4 of Part II - Submission of Matters to a Vote of Security Holders which was reported incorrectly.

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

The vote on this proposal was:

For           7,213,617

Against        39,545

Abstaining    9,764

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