Form 10-Q
period 2003-06-30
AMERICAN INDEPENDENCE CORP
filed 2003-08-12
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2003
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from

Commission File Number: 001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)
Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2003
Common stock, $0.01 par value	8,417,195

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2003	2002
ASSETS:
Investments:
Short-term investments, at fair value	$3,815	$-
Securities purchased under agreements to resell	-	13,874
Fixed maturities, at fair value	28,526	12,153
Equity securities, at fair value	1,492	983
Other investments	-	10,000

Total investments	33,833	37,010

Cash and cash equivalents	6,323	7,581
Restricted cash	16,782	9,860
Accounts and notes receivable net of
allowance for doubtful accounts of
$1,037 and $1,000	136	889
Accrued investment income	397	155
Premiums receivable	668	-
Fixed assets	672	550
Deferred tax	12,427	6,628
Reinsurance receivable	3,605	3,677
Goodwill	23,668	12,295
Intangible assets	3,668	1,788
Accrued fee income	1,914	522
Other assets	2,570	2,534

Total assets	$106,663	$83,489

LIABILITIES AND STOCKHOLDERS'
EQUITY:
Future insurance policy benefits	$12,971	$7,054
Claim funds	15,982	9,060
Amounts due to brokers	7,247	-
Accounts payable, accruals and other liabilities	1,593	3,433
Income taxes	94	520
Restructuring reserve	1,219	1,717
Net liabilities associated with discontinued operations	1,738	4,438

Total liabilities	40,844	26,222

Minority interest	4,026	-

Preferred stock, $0.10 par value, 1,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares
authorized; 9,180,695 and 9,174,583 shares issued;
8,417,195 and 8,411,083 shares outstanding	92	92
Additional paid-in-capital	478,536	478,368
Accumulated other comprehensive income	237	16
Deferred stock compensation	-	(17)
Treasury stock, at cost, 763,500 shares	(9,137)	(9,137)
Accumulated deficit	(407,935)	(412,055)

Total stockholders' equity	61,793	57,267
Total liabilities and stockholders' equity	$106,663	$83,489

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
REVENUES:
Premiums earned	$8,422	$-	$14,972	$-
Net investment income	521	394	1,035	810
Net realized gains (losses)	170	-	349	-
MGU fee income	3,512	-	6,866	-
Other income	11	-	20	-

	12,636	394	23,242	810
EXPENSES:
Selling, general and administrative, exclusive of non-cash
compensation expense	4,495	1,283	8,405	3,348
Insurance benefits, claims and reserves	5,204	-	9,199	-
Loss on equity investment	-	-	-	701
Amortization and depreciation	507	34	1,007	95
Non-cash compensation expense related
to stock options	30	400	76	795
Restructuring expense	30	-	30	502
Minority interest	171	-	338	-

	10,437	1,717	19,055	5,441

Income (loss) from continuing operations before income tax	2,199	(1,323)	4,187	(4,631)
Provision for income taxes	(95)	-	(181)	-

Income (loss) from continuing operations	2,104	(1,323)	4,006	(4,631)

Discontinued Operations:
Loss from discontinued operations	-	-	-	(901)
Gain (loss) on disposition	-	(70)	114	(2,470)

Net income (loss)	$2,104	$(1,393)	$4,120	$(8,002)

Basic income (loss) per common share:
Income (loss) from continuing operations	$.25	$(.16)	$.48	$(.55)
Loss from discontinued operations	-	-	-	(.11)
Income (loss) on disposition of discontinued operations	-	(.01)	.01	(.29)
Net income (loss) applicable to common shares	$.25	$(.17)	$.49	$(.95)

Shares used to compute basic income (loss) per share	8,415	8,394	8,405	8,394

Diluted income (loss) per common share:
Income (loss) from continuing operations	$.25	$(.16)	$.48	$(.55)
Loss from discontinued operations	-	-	-	(.11)
Income (loss) on disposition of discontinued operations	-	(.01)	.01	(.29)
Net income (loss) applicable to common shares	$.25	$(.17)	$.49	$(.95)

Shares issued to compute diluted income (loss) per share	8,481	8,394	8,458	8,394

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)
	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$4,120	$(8,002)
Adjustments to net loss:
Realized gains on sales of investment securities	(349)	-
Loss from discontinued operations	-	901
(Gain) loss on disposal of discontinued operations	(114)	2,470
Provision for restructuring	30	502
Loss on equity investment	-	701
Loss on write-down of impaired assets	-	352
Amortization and depreciation	1,007	95
Non-cash stock compensation expense	76	795
Other	56	39
Change in other assets and liabilities:
Change in policy liabilities	5,917	-
Change in net amounts due from and to reinsurers	72	-
Change in accrued fee income	(1,914)	-
Change in premiums receivable	(668)	-
Change in income tax liability	(426)	-
Change in other assets and other liabilities	(1,355)	958

Net cash provided (used) by operating activities of continuing operations	6,452	(1,189)
Net cash used by operating activities of discontinued operations	(2,586)	(1,543)

	3,866	(2,732)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of short-term investments	(3,918)	(19,000)
Sales and maturities of short-term investments	96	24,500
Change in resale and repurchase agreements	13,874	-
Change in amounts due to and from brokers	7,247	-
Sales and maturities of fixed maturities	77,499	-
Purchases of fixed maturities	(93,481)	-
Purchases of equity securities	(1,120)	-
Sales of equity securities	672	-
Redemption of investment in partnerships	10,000	-
Acquisition of Marlton, net	(16,102)	-
Other	-	5

Net cash (used) provided by investing activities of continuing operations	(5,233)	5,505
Net cash provided by investing activities of discontinued operations	-	2

	(5,233)	5,507

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	109	-
Net cash provided by financing activities of continuing operations	109	-
Net cash used in financing activities of discontinued operations	-	-

	109	-

(Decrease) increase in cash and cash equivalents	(1,258)	2,775

Cash and cash equivalents, beginning of period	7,581	25,411

Cash and cash equivalents, end of period	$6,323	$28,186

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1. Significant Accounting Policies and Practices

(A) Business and Organization

American Independence Corp. ("AMIC") is a holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American"), formerly First Standard Security Insurance Company, and its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS") and Voorhees Risk Management LLC d.b.a. Marlton Risk Group ("Marlton"). IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries".

On April 22, 2003, a wholly-owned subsidiary of Independence Holding Company completed its tender for one million shares of the common stock of the Company. As a result of the tender, the subsidiary owns approximately 32% of the Company.

(B) Principles of Consolidation and Preparation of Financial Statements.

The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments, except as otherwise noted) which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of June 30, 2003 and December 31, 2002, and the consolidated statements of operations and cash flows for the interim periods ended June 30, 2003 and 2002. Additionally, certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

The Company has changed its fiscal year end from September 30 to December 31. As a result, the Company filed a Form 10-QT for the quarter ended December 31, 2002 representing the transitional reporting period. This report on Form 10-Q for the six months ended June 30, 2003 represents the second fiscal quarter of the new fiscal year ending December 31, 2003. Accordingly, the information for the six months ended June 30, 2002 (as restated for discontinued operations and designated at the time of the original SEC reporting as the third fiscal quarter) is included herein for comparative purposes. The Company's tax year remains unchanged at September 30.

American Independence Corp.'s annual report on Form 10-K for the fiscal year ended September 30, 2002, as amended and filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements.

(C) Stock-Based Compensation and Change in Accounting Principle

In November 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002. The Company recorded an expense of approximately $58,000 for the six months ended June 30, 2003 related to the issuance of approximately 53,000 options issued under the fair value based method. The remaining $18,000 of non-cash compensation expense relates to options issued under the intrinsic value method pursuant to APB 25.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". As permitted by SFAS No. 148, the Company has elected to prospectively account for all stock option grants issued on or after October 1, 2002, under the fair value based method. As part of the election to prospectively account for all stock option grants under the fair value based method, the Company is permitted to continue accounting for all stock option grants issued before October 1, 2002, under the intrinsic value method. Under the fair value based method, stock compensation costs for stock option grants is measured at the grant date based on the value of the award, and such cost is recognized as an expense over vesting period of the stock option grant. Under the intrinsic value method, compensation expense is recognized for stock options issued with an exercise price less than the stock's fair value on the date of grant and such expense is recognized over the vesting period.

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, net income and net income per share for the three months and the six months ended June 30, 2003, and 2002 would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$2,104	$(1,393)	$4,120	$(8,002)
Add stock-based compensation expense included in reported income	30	400	76	812
Deduct stock-based compensation expense determined under the fair value based method for all awards	(96)	(150)	(203)	(462)
Pro Forma net income (loss)	$2,038	(1,143)	$3,993	$(7,652)

Basic income per common share:
As reported	$.25	$(.17)	$.49	$(.95)
Pro forma	$.24	$(.14)	$.48	$(.91)

Diluted income per common share:
As reported	$.25	$(.17)	$.49	$(.95)
Pro forma	$.24	$(.14)	$.47	$(.91)

2. Income Per Common Share

Included in the diluted earnings per share calculation for 2003 for the three months and six months ended June 30, 2003 are 66,000 and 53,000 shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Options were not included in the 2002 diluted earnings per share calculation as the result would be anti-dilutive.

3. Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. ("IAHC") on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), Kansas Communications, Inc. ("KCI"), and Micrographic Technology Corporation ("MTC"). The operating results of these discontinued operations have been segregated from continuing operations and are reported as a loss from discontinued operations on the consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities. The actual results could differ materially from these estimates. The estimated loss on disposition reserve of all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.

Discontinued Operations of Intelligent Communications, Inc. ("Intellicom")

On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Due principally to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company has a remaining reserve for discontinued operations of Intellicom of $1,142,000 for this liability at June 30, 2003.

Discontinued Operations of Aerzone Corporation ("Aerzone")

On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.) to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, on April 21, 2000. On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The Company has a remaining reserve for discontinued operations of Aerzone of $75,000 at June 30, 2003.

Discontinued Operations of ISP Channel, Inc. ("ISP Channel")

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and the Company was no longer able to bear the costs of maintaining the ISP Channel. The Company has a remaining reserve of $156,000 at June 30, 2003 relating to the discontinued operations of ISP Channel.

Discontinued Operations of Micrographic Technology Corporation ("MTC")

As a result of an arbitration decision related to the sale of MTC to Global Information Distribution GmbH ("GID"), the Company has a remaining reserve of $49,000 relating to the loss on disposition of MTC at June 30, 2003 (see Note 6). The loss relates to the arbitration award plus related expenses. MTC was previously owned by the Company, and was sold to GID on September 30, 1999.

Discontinued Operations of Kansas Communications, Inc ("KCI")

As a result of the February 12, 1999 sale of the assets of the telecommunications segment, KCI, to Convergent Communications Services, Inc. ("Convergent Communications"), the Company has a remaining reserve of $316,000 relating to the loss on disposition of KCI at June 30, 2003. The loss primarily relates to additional state taxes for periods prior to the sale of KCI to Convergent Communications.

Gain (loss) from discontinued operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Intellicom	$-	$180	$(363)	$(4,021)
Aerzone	120	(250)	120	(250)
ISP Channel	146	-	146	900
MTC	50	-	527	-
KCI	(316)	-	(316)	-
Net gain (loss) from
discontinued operations	$-	$(70)	$114	$(3,371)

For the six months ended June 30, 2002, the only operating segment of the Company was Intellicom. Operating results for the discontinued operations of Intellicom are as follows (in thousands):

Revenues	$612

Loss before income tax	$(901)
Provision for income taxes	-
Net loss	$(901)

Net liabilities associated with discontinued operations at June 30, 2003 and December 31, 2002, are as follows (in thousands):

	June 30,	December 31,
	2003	2002

Current assets	$-	$2
Other assets	4	35

Total assets	4	37

Current liabilities:
Estimated closure costs	$1,460	$3,906
Other accrued expense	282	569

Total liabilities	1,742	4,475

Net liabilities associated with discontinued
operations	$1,738	$4,438

Intellicom	1,142	1,032
Aerzone	75	1,740
ISP Channel	156	350
MTC	49	1,316
KCI	316	-

Net liabilities associated with discontinued
operations	$1,738	$4,438

4. Restructuring Reserve

On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. At June 30, 2003, the Company had a remaining reserve of $1,219,000 relating to the restructuring. This reserve primarily relates to the leasehold obligations of the former corporate headquarters in San Francisco, California; the Company maintains an $800,000 security deposit with respect to this liability which is included in restricted cash.

The balance of restructuring reserve as of December 31, 2002 and June 30, 2003, and activity during that period is as follows (in thousands) :

Balance, December 31, 2002:	$1,717
Plus: Additional estimated costs	30
Less: Payments	(528)
Balance, June 30, 2003:	$1,219

5. Cash, Cash Equivalents and Investments, Available-for-Sale

Cash equivalents consist of securities with maturities of three months or less from date of purchase.

All investments are classified as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices. Unrealized gains or losses, net of deferred income taxes, are credited or charged, as appropriate, to other comprehensive income. Net unrealized holding gains amounted to $237,000 and $16,000 as of June 30, 2003 and December 31, 2002, respectively, and is reflected in accumulated other comprehensive income on the consolidated balance sheet.

Fixed maturities and equity securities consist of the following as of June 30, 2003 (in thousands):
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value

Fixed maturities:
U.S. Government and agencies obligations	$5,224	$117	$(2)	$5,339
Collateralized mortgage obligations and
other asset backed securities	14,852	208	(171)	14,889
Corporate securities	8,274	144	(120)	8,298

	$28,350	$469	$(293)	$28,526

Equity securities:
Preferred stock	$1,435	$57	$-	$1,492

Fixed maturities and equity securities consist of the following as of December 31, 2002 (in thousands):
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value

Fixed maturities:
U.S. Government and agencies obligations	$5,380	$112	$(15)	$5,477
Collateralized mortgage obligations and
other asset backed securities	5,355	74	(8)	5,421
Corporate securities	1,325	-	(70)	1,255

	$12,060	$186	$(93)	$12,153

Equity securities:
Common stock	$197	$18	$-	$215
Preferred stock	754	14	-	768

	$951	$32	$-	$983

6. Commitments and Contingencies

Legal Proceedings

On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought an action in San Francisco Superior Court against American Independence Corp. and subsidiaries (the "Company"), alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. ("Freewire") and claiming damages of approximately $3.5 million, increasing over time. The Company has settled this claim during the six months ended June 30, 2003 within applicable reserved amounts.

On November 9, 2001, Nokia Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone Corporation ("Aerzone"), alleging breach of contract arising out of Aerzone's proposed operations in certain airports. The Company has settled this claim during the six months ended June 30, 2003 within applicable reserved amounts.

On October 30, 2001, Global Information Distribution GmbH ("GID") commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of Micrographic Technology Corporation ("MTC") to GID on September 30, 1999. On January 16, 2003, the arbitrator awarded GID $512,000 as the balance of uncollected accounts receivable as of August 31, 2002 net of specific reserves. GID's claims for interest, collection costs, related expenses and attorneys' fees were settled in full during the six months ended June 30, 2003 within applicable reserved amounts.

The Company is also involved in certain legal proceedings and claims, which arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) for three months and six months ended June 30, 2003 and 2002 are as follows (in thousands):
	Three Months Ended		Six Months Ended
	2003	2002	2003	2002

Net income (loss)	$2,104	$(1,393)	$4,120	$(8,002)
Unrealized gains (losses)	275	(16)	221	515

Comprehensive income (loss)	$2,379	$(1,409)	$4,341	$(7,487)

8. Supplemental Cash Flow Information

The supplemental cash flow information for the six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Six Months Ended June 30,
	2003	2002
Cash paid:
Interest	$-	$-
Income taxes	625	-

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

Under the purchase method of accounting, the total estimated purchase price is allocated to IAHC's net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Based on an independent valuation, the estimated purchase price is allocated as follows (in thousands):

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

As a result of the Company's Board of Directors decision to discontinue the last of its former business segments in April 2002, segment information for all periods prior to the acquisition of IAHC has been restated. Management has reclassified its segment information to show its direct insurance operation separately from its MGU operations, which is how management currently reviews its operations. Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues:
Independence American	$8,806	$-	$15,660	$-
MGU Subsidiaries	3,549	-	6,908	-
Corporate	111	394	325	810
Net realized gains	170	-	349	-

	$12,636	$394	$23,242	$810

Operating income (loss) from
continuing operations:
Independence American	$1,186	$-	$2,162	$-
MGU Subsidiaries	1,060	-	1,719	-
Corporate	(217)	(1,323)	(43)	(4,631)
Net realized gains	170	-	349	-

	$2,199	$(1,323)	$4,187	$(4,631)

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

12. Consent Solicitation

The holders of a majority of the Company's Common Stock of record on July 1, 2003 executed written consents in lieu of a meeting of stockholders to amend the Amended and Restated Articles of Incorporation of the Registrant to decrease the number of authorized shares of capital stock to 15,001,000. The Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company's Amended and Restated Articles of Incorporation on July 15, 2003.

13. New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities and personnel. The provisions of SFAS 146 will not supersede the accounting requirements for costs to restructure operations acquired in a business combination. Under SFAS 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS 146 effective as of January 1, 2003 did not have an effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires that certain disclosures be made by a guarantor in its financial statements about its obligations under guarantees, effective for financial statements for periods ending after December 15, 2002. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. FIN 45 did not have an effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. A public company with a variable interest in an entity created before February 1, 2003 must apply FIN 46 in the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 will be effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003. The adoption of SFAS 149 did not have an effect on the Company's consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150 on July 1, 2003. The adoption of SFAS 150 did not have an effect on the Company's consolidated financial statements.

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

Overview

On July 30, 2002, American Independence Corp. (formerly known as SoftNet Systems, Inc.) entered into an agreement to acquire First Standard Holdings Corp. from SSH Corp. and Independence Holding Company ("IHC") for $31,920,000 in cash. Subsequently at the Special Meeting of Stockholders on November 14, 2002, the Company's stockholders approved the stock purchase agreement between the Company, SSH Corp. and IHC (the "Purchase Agreement"), and approved the Company's name change to American Independence Corp. Also on November 14, 2002, the Company consummated the transactions contemplated by the Purchase Agreement and First Standard Holdings Corp. changed its name to Independence American Holdings Corp. ("IAHC"). IAHC is engaged in the insurance and reinsurance business through its insurance company, Independence American Insurance Company ("Independence American"), formerly First Standard Security Insurance Company, and its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS") and (as of January 1, 2003) Voorhees Risk Management LLC d.b.a. Marlton Risk Group ("Marlton"). IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries".

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 24 states, (of which 21 have been added in the last two years) and has a B+ (Very Good) rating from A.M. Best Company ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company. In December 2002, the Company contributed $10,000,000 to Independence American. Independence American's statutory capital and surplus as of June 30, 2003 was $25,755,000.

Managing General Underwriters

IndependenceCare is an MGU for the employer medical stop-loss, provider excess loss and HMO Reinsurance products of Standard Life and Independence American. IndependenceCare has agreements with another carrier to write business on its behalf in the event of marketing conflicts or regulatory requirements. IndependenceCare has three operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C. and IndependenceCare Underwriting Services - Southwest L.L.C. IndependenceCare's experienced staff of 23 employees is responsible for marketing, underwriting, billing and collecting premiums, and administering and adjudicating claims.

RAS is an MGU for employer medical stop-loss and group life for Standard Life. RAS also has an agreement with another carrier to write stop-loss on its behalf in the event of marketing conflicts. RAS, which is based in South Windsor, Connecticut, employs 12 experienced marketing, underwriting and claims personnel.

Marlton is an MGU for employer medical stop-loss and group life for Standard Life. This MGU also writes stop-loss through two other carriers in the event of marketing conflicts. Marlton, which is based in Voorhees, New Jersey, has 32 experienced marketing, underwriting, medical management and claims employees.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), Kansas Communications, Inc. ("KCI"), and Micrographic Technology Corporation ("MTC"). The loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities.

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

Discontinued Operations

The Company accounts for discontinued operations in accordance to Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB 30, the Company accrued estimates of expected liabilities related to discontinued operations through its eventual discharge. The estimated remaining liabilities related to discontinued operations include contract terminations, litigation and loss from operations subsequent to June 30, 2003. The Company reviews the estimated closure costs liability on a quarterly basis to determine changes in the costs of the discontinued operations activities.

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

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to June 30, 2001, will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill or intangible assets with indefinite lives has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Premium and MGU Fee Income Revenue Recognition

Premiums from short-duration contracts will be recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. The Company records MGU fee income as policy premium payments are earned. The Company records profit sharing commissions, which are a component of MGU fee income, in the period in which the Company believes they are realizable based on the claims incurred to date.

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Net realized gains and losses on investments are computed using the specific identification method and are reported in net realized gain, (losses) in the accompanying consolidated statements of operations. Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the accompanying consolidated statements of operations as net realized gains (losses).

Reserves

Liabilities for future insurance policy benefits on short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for future insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for future insurance policy benefits provides a reasonably accurate level of reserves at June 30, 2003.

Results of Operations for the Three Months Ended June 30, 2003, Compared to the Three Months Ended June 30, 2002

Due to the acquisition of the insurance operations of IAHC, certain line items only appear in the 2003 Consolidated Statement of Operations.

Premiums Earned. The Company earned $8,422,000 of premiums on insurance business of Independence American for the three months ended June 30, 2003.

Net Investment Income. Net investment income increased $127,000 to $521,000 for the three months ended June 30, 2003, compared to $394,000 for the three months ended June 30, 2002, mainly due to income from investments in partnerships and fixed maturities in 2003.

Net Realized Gains. The Company realized net gains of $170,000 from sales of its investments for the three months ended June 30, 2003. Decisions to sell securities are based on cash flow needs, investment opportunities, and economic and market conditions, thus creating fluctuations in gains or losses from period to period.

MGU Fee Income. The Company earned $3,512,000 of fee income from its MGUs for the three months ended June 30, 2003.

Selling, General and Administrative. Selling, general, and administrative expenses increased $3,212,000 to $4,495,000 for the three months ended June 30, 2003, compared to $1,283,000 for the three months ended June 30, 2002. The increase is primarily due to commission expense from Independence American and operating expenses from the MGUs.

Insurance Benefits Claims and Reserves. Insurance benefits claims and reserves amounted to $5,204,000 related to the premiums earned by Independence American for the three months ended June 30, 2003.

Amortization and Depreciation. Amortization and depreciation expense increased $473,000 to $507,000 for the three months ended June 30, 2003, compared to $34,000 for the three months ended June 30, 2002. The expense for June 30, 2003 relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC and Marlton.

Non-Cash Compensation Expense Related to Stock Options. The Company recognized a non-cash compensation expense related to stock options of $30,000 for the three months ended June 30, 2003. This expense relates to the fair value of options issued for the three months ended June 30, 2003 accounted for under SFAS No. 123. The expense for the three months ended June 30, 2002 of $400,000 relates to options accounted for under APB 25.

Income Taxes. The Company made no provision for federal income taxes for the three months ended June 30, 2003 and 2002. Future results will reflect a provision for Federal income taxes only when Federal net operating loss carryforwards arising from tax periods prior to October 1, 2002 are utilized on a tax basis. As the result of purchase accounting tax adjustments related to the acquisitions of IAHC and Marlton, earnings attributable to these operations will be reduced by a non-cash charge for Federal income taxes when these Federal net operating loss carryforwards arising from tax periods prior to October 1, 2002 are utilized on a tax basis. However, on a cash basis, the Company will not pay any Federal income taxes due to the utilization of these net operating loss carryforwards, except for any Federal alternative minimum taxes. The Company recorded a $95,000 provision for state and local taxes attributable to IAHC for the three months ended June 30, 2003.

Gain (Loss) on Disposition. Loss on disposition remained flat for the three months ended June 30, 2003, compared to a loss of $70,000 for the three months ended June 30, 2002.

Net Income (Loss). The Company had net income of $2,104,000, or $.25 per share, diluted, for the three months ended June 30, 2003, compared to a net loss of $1,393,000, or $.17 per share, diluted, for the three months ended June 30, 2002.

Results of Operations for the Six Months Ended June 30, 2003, Compared to the Six Months Ended June 30, 2002

Due to the acquisition of the insurance operations of IAHC, certain line items only appear in the 2003 Consolidated Statement of Operations.

Premiums Earned. The Company earned $14,972,000 of premiums on insurance business of Independence American for the six months ended June 30, 2003.

Net Investment Income. Net investment income increased $225,000 to $1,035,000 for the six months ended June 30, 2003, compared to $810,000 for the six months ended June 30, 2002, mainly due to income from investments in partnerships and fixed maturities in 2003.

Net Realized Gains. The Company earned $349,000 from sales of its investments for the six months ended June 30, 2003. Decisions to sell securities are based on cash flow needs, investment opportunities, and economic and market conditions, thus creating fluctuations in gains or losses from period to period.

MGU Fee Income. The Company earned $6,866,000 of fee income from its MGUs for the six months ended June 30, 2003.

Selling, General and Administrative. Selling, general, and administrative expenses increased $5,057,000 to $8,405,000 for the six months ended June 30, 2003, compared to $3,348,000 for the six months ended June 30, 2002. The increase is primarily due to commission expense from Independence American and operating expenses from the MGUs.

Insurance Benefits Claims and Reserves. Insurance benefits claims and reserves amounted to $9,199,000 related to the premiums earned by Independence American for the six months ended June 30, 2003.

Amortization and Depreciation. Amortization and depreciation expense increased $912,000 to $1,007,000 for the six months ended June 30, 2003, compared to $95,000 for the six months ended June 30, 2002. The expense for June 30, 2003 relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC and Marlton.

Non-Cash Compensation Expense Related to Stock Options. The Company recognized a non-cash compensation expense related to stock options of $76,000 for the six months ended June 30, 2003. This expense includes two components: an expense of $58,000 relating to the fair value of options issued for the six months ended June 30, 2003 accounted for under SFAS No. 123. and an expense of $18,000 for options issued prior to October 1, 2002 accounted for under the intrinsic value method of APB 25. The expense for the six months ended June 30, 2002 of $795,000 relates to options accounted for under APB 25.

Income Taxes. The Company made no provision for federal income taxes for the six months ended June 30, 2003 and 2002. Future results will reflect a provision for Federal income taxes only when Federal net operating loss carryforwards arising from tax periods prior to October 1, 2002 are utilized on a tax basis. As the result of purchase accounting tax adjustments related to the acquisitions of IAHC and Marlton, earnings attributable to these operations will be reduced by a non-cash charge for Federal income taxes when these Federal net operating loss carryforwards arising from tax periods prior to October 1, 2002 are utilized on a tax basis. However, on a cash basis, the Company will not pay any Federal income taxes due to the utilization of these net operating loss carryforwards, except for any Federal alternative minimum taxes. The Company recorded an $181,000 provision for state and local taxes attributable to IAHC for the six months ended June 30, 2003.

Loss from Discontinued Operations. As a result of the decision by the Board of Directors to discontinue the operations of Intellicom on March 29, 2002, the loss on operations for the six months ended June 30, 2002 of $901,000 has been reclassified as loss from discontinued operations.

Gain (Loss) on Disposition. Loss on disposition decreased $2,584,000 to income of $114,000 for the six months ended June 30, 2003, compared to a loss of $2,470,000 for the six months ended June 30, 2002. The gain in 2003 is primarily attributable to lower than expected interest and expenses with regard to the arbitration award on MTC, offset by additional reserves on Intellicom related to the lease obligations of the Livermore facility.

Net Income (Loss). The Company had net income of $4,120,000, or $.49 per share, diluted, for the six months ended June 30, 2003, compared to a net loss of $8,002,000, or $.95 per share, diluted, for the six months ended June 30, 2002.

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

Corporate

Corporate principally derives cash flow funds principally from: dividends from its subsidiaries and investment income from Corporate liquidity. There are no regulatory constraints on the MGU Subsidiaries' ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of IAIC to dividend to the parent company.

As of June 30, 2003, the Company had $32,909,000 in cash, cash equivalents, and investments net of amounts due to brokers compared with $44,591,000 as of December 31, 2002.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2003 was $6,452,000. These results from net income of $4,006,000 from continuing operations, gain of $114,000 from discontinued operations and a net decrease in other assets and liabilities of $2,322,000 which includes several non-cash items including stock compensation expense of $76,000 and amortization and depreciation expense of $1,007,000. Net cash used in operating activities of discontinued operations was $2,586,000.

Net cash used by investing activities of continuing operations for the six months ended June 30, 2003 was $5,233,000. This use of cash results from the acquisition of Marlton for $16,102,000, net, and net cash provided of $10,869,000 from sale of all other investments, net of purchases. Under certain circumstances set forth in the Limited Liability Agreement of Marlton, the Company has the right and/or obligation to purchase some or all of the minority interest in Marlton.

Net cash provided by financing activities from continuing operations was $109,000 resulting from the exercise of common stock options for the six months ended June 30, 2003.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued reductions in cash usages from its discontinued operations for the remainder of the year ending December 31, 2003.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2003, given a 100 to 300 basis point rise or decline in interest rates is not material. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the liabilities of Independence American would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is minimal as there are no interest rate exposures on liabilities. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Item 4. Controls and Procedures

The Company's management, including its President and Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. Based on that evaluation, each of the President and Chief Executive Officer and the Chief Financial Officer has concluded that the disclosure controls and procedures at June 30, 2003 are effective in ensuring that all material information required to be filed in this quarterly report has been made known in a timely fashion. During the quarter ended June 30, 2003, there have been no significant changes in internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought an action in San Francisco Superior Court against American Independence Corp. and subsidiaries (the "Company"), alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. ("Freewire") and claiming damages of approximately $3.5 million, increasing over time. The Company has settled this claim during the six months ended June 30, 2003 within applicable reserved amounts.

On November 9, 2001, Nokia Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone Corporation ("Aerzone"), alleging breach of contract arising out of Aerzone's proposed operations in certain airports. The Company has settled this claim during the six months ended June 30, 2003 within applicable reserved amounts.

On October 30, 2001, Global Information Distribution GmbH ("GID") commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of Micrographic Technology Corporation ("MTC") to GID on September 30, 1999. On January 16, 2003, the arbitrator awarded GID $512,000 as the balance of uncollected accounts receivable as of August 31, 2002 net of specific reserves. GID's claims for interest, collection costs, related expenses and attorneys' fees were settled in full during the six months ended June 30, 2003 within applicable reserved amounts.

The Company is also involved in certain legal proceedings and claims, which arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The holders of a majority of the Company's Common Stock of record on July 1, 2003 executed written consents in lieu of a meeting of stockholders to amend the Amended and Restated Articles of Incorporation of the Registrant to decrease the number of authorized shares of capital stock to Fifteen Million One Thousand (15,001,000). The Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Company's Amended and Restated Articles of Incorporation on July 15, 2003.

At its Annual Meeting of Stockholders held on June 19, 2003, the following seven nominees were re-elected for one-year terms on the Board of Directors:

Edward A. Bennett, Robert C. Harris, Edward Netter, Myron M. Picoult, Ronald I. Simon, Roy T.K. Thung, Martin E. Winter.

The vote on the election of the above nominees was:

For At least 6,733,265 shares

Withheld No more than 113,081 shares
In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 2003 was ratified by a vote of 6,828,215 shares for, 8,096 shares against, and 10,035 shares abstaining. There were no broker non-votes.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

31.1 Certification of president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERICAN INDEPENDENCE CORP.
/s/ Roy T.K. Thung__________________________ Roy T.K. Thung President and Chief Executive Officer	Date:	August 12, 2003

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	August 12, 2003