Form 10-Q
period 2003-09-30
AMERICAN INDEPENDENCE CORP
filed 2003-11-14
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2003
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from

Commission File Number: 001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)
Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2003
Common stock, $0.01 par value	8,417,195

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002
ASSETS:
Investments:
Short-term investments, at fair value	$4,503	$-
Securities purchased under agreements to resell	-	13,874
Fixed maturities, at fair value	28,918	12,153
Equity securities, at fair value	1,463	983
Other investments	-	10,000

Total investments	34,884	37,010

Cash and cash equivalents	4,221	7,581
Restricted cash	17,770	9,860
Accounts and notes receivable net of
allowance for doubtful accounts of
$980 and $1,000	145	889
Accrued investment income	369	155
Premiums receivable	1,026	-
Fixed assets	639	550
Deferred tax	12,427	6,628
Reinsurance receivable	4,028	3,677
Goodwill	23,668	12,295
Intangible assets	3,207	1,788
Accrued fee income	1,620	522
Other assets	2,983	2,534

Total assets	$106,987	$83,489

LIABILITIES AND STOCKHOLDERS'
EQUITY:
Future insurance policy benefits	$15,898	$7,054
Claim funds	16,970	9,060
Amounts due to brokers	1,513	-
Accounts payable, accruals and other liabilities	2,039	3,433
Income taxes	144	520
Restructuring reserve	972	1,717
Net liabilities associated with discontinued operations	1,658	4,438

Total liabilities	39,194	26,222

Minority interest	4,026	-

Preferred stock, $0.10 par value, 1,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares
authorized; 9,180,695 and 9,174,583 shares issued;
8,417,195 and 8,411,083 shares outstanding	92	92
Additional paid-in-capital	478,565	478,368
Accumulated other comprehensive (loss) income	(92)	16
Deferred stock compensation	-	(17)
Treasury stock, at cost, 763,500 shares	(9,137)	(9,137)
Accumulated deficit	(405,661)	(412,055)

Total stockholders' equity	63,767	57,267
Total liabilities and stockholders' equity	$106,987	$83,489

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
REVENUES:
Premiums earned	$11,295	$-	$26,267	$-
Net investment income	468	380	1,503	1,187
Net realized gains	30	-	379	-
MGU fee income	3,868	-	10,734	-
Other income	4	-	24	-

	15,665	380	38,907	1,187
EXPENSES:
Selling, general and administrative, exclusive of non-cash
compensation expense	5,552	2,990	13,957	6,335
Insurance benefits, claims and reserves	7,080	-	16,279	-
Loss on equity investment	-	32	-	733
Amortization and depreciation	502	29	1,509	124
Non-cash compensation expense related
to stock options	29	266	105	1,061
Restructuring expense	-	-	30	502
Minority interest	137	-	475	-

	13,300	3,317	32,355	8,755

Income (loss) from continuing operations before income tax	2,365	(2,937)	6,552	(7,568)
Provision for income taxes	91	-	272	-

Income (loss) from continuing operations	2,274	(2,937)	6,280	(7,568)

Discontinued Operations:
Loss from discontinued operations	-	-	-	(901)
Gain (loss) on disposition	-	(1,037)	114	(3,507)

Net income (loss)	$2,274	$(3,974)	$6,394	$(11,976)

Basic income (loss) per common share:
Income (loss) from continuing operations	$.27	$(.35)	$.75	$(.90)
Loss from discontinued operations	-	-	-	(.11)
Income (loss) on disposition of discontinued operations	-	(.12)	.01	(.42)
Net income (loss) applicable to common shares	$.27	$(.47)	$.76	$(1.43)

Shares used to compute basic income (loss) per share	8,417	8,395	8,409	8,394

Diluted income (loss) per common share:
Income (loss) from continuing operations	$.27	$(.35)	$.74	$(.90)
Loss from discontinued operations	-	-	-	(.11)
Income (loss) on disposition of discontinued operations	-	(.12)	.01	(.42)
Net income (loss) applicable to common shares	$.27	$(.47)	$.75	$(1.43)

Shares used to compute diluted income (loss) per share	8,527	8,395	8,485	8,394

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)
	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$6,394	$(11,976)
Adjustments to net loss:
Net realized gains on sales of investment securities	(379)	-
Loss from discontinued operations	-	901
(Gain) loss on disposal of discontinued operations	(114)	3,507
Provision for restructuring	30	502
Loss on equity investment	-	733
Loss on write-down of impaired assets	-	352
Amortization and depreciation	1,509	124
Non-cash stock compensation expense	105	1,061
Other	66	54
Change in other assets and liabilities:
Change in policy liabilities	8,844	-
Change in net amounts due from and to reinsurers	(351)	-
Change in accrued fee income	(1,098)	-
Change in premiums receivable	(1,026)	-
Change in income tax liability	(376)	-
Change in other assets and other liabilities	(2,100)	(1,402)

Net cash provided (used) by operating activities of continuing operations	11,504	(6,144)
Net cash used by operating activities of discontinued operations	(2,666)	(2,426)

	8,838	(8,570)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of short-term investments	(4,522)	(22,000)
Sales and maturities of short-term investments	-	27,706
Change in resale and repurchase agreements	13,874	-
Change in amounts due to and from brokers	1,513	-
Sales and maturities of fixed maturities	92,851	-
Purchases of fixed maturities	(109,474)	-
Purchases of equity securities	(901)	-
Sales of equity securities	454	-
Redemption of investment in partnerships	10,000	-
Acquisition of Marlton, net	(16,102)	-
Other	-	44

Net cash (used) provided by investing activities of continuing operations	(12,307)	5,750
Net cash provided by investing activities of discontinued operations	-	2

	(12,307)	5,752

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	-	(1,444)
Proceeds from exercise of stock options	109	-
Net cash provided (used) by financing activities of continuing operations	109	(1,444)
Net cash used in financing activities of discontinued operations	-	-

	109	(1,444)

Decrease in cash and cash equivalents	(3,360)	(4,262)

Cash and cash equivalents, beginning of period	7,581	25,411

Cash and cash equivalents, end of period	$4,221	$21,149

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

(B) Principles of Consolidation and Preparation of Financial Statements.

The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments, except as otherwise noted) which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of September 30, 2003 and December 31, 2002, and the consolidated statements of operations and cash flows for the interim periods ended September 30, 2003 and 2002. Additionally, certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

The Company has changed its fiscal year end from September 30 to December 31. As a result, the Company filed a Form 10-QT for the quarter ended December 31, 2002 representing the transitional reporting period. This report on Form 10-Q for the nine months ended September 30, 2003 represent the first three fiscal quarters of the new fiscal year ending December 31, 2003. Accordingly, the information for the nine months ended September 30, 2002 (as restated for discontinued operations and designated at the time of the original SEC reporting as the fourth fiscal quarter) is included herein for comparative purposes. The Company's tax year remains unchanged at September 30.

American Independence Corp.'s annual report on Form 10-K for the fiscal year ended September 30, 2002, as amended and filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements.

(C) Stock-Based Compensation and Change in Accounting Principle

In November 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002. The Company recorded an expense of approximately $87,000 for the nine months ended September 30, 2003 related to the issuance of approximately 53,000 options issued under the fair value based method. The remaining $18,000 of non-cash compensation expense relates to options issued under the intrinsic value method pursuant to APB 25.

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

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, net income and net income per share for the three months and the nine months ended September 30, 2003, and 2002 would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$2,274	$(3,974)	$6,394	$(11,976)
Add stock-based compensation expense
included in reported income	29	266	105	1,078
Deduct stock-based compensation expense
determined under the fair value based
method for all awards	(86)	(142)	(290)	(605)
Pro Forma net income (loss)	$2,217	$(3,850)	$6,209	$(11,503)

Basic income per common share:
As reported	$.27	$(.47)	$.76	$(1.43)
Pro forma	$.26	$(.46)	$.74	$(1.37)

Diluted income per common share:
As reported	$.27	$(.47)	$.75	$(1.43)
Pro forma	$.26	$(.46)	$.73	$(1.37)

2. Income Per Common Share

Included in the diluted earnings per share calculation for 2003 for the three months and nine months ended September 30, 2003 are 110,000 and 76,000 shares from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options. Options were not included in the 2002 diluted earnings per share calculation as the result would be anti-dilutive.

3. Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. ("IAHC") on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), Kansas Communications, Inc. ("KCI"), and Micrographic Technology Corporation ("MTC"). The operating results of these discontinued operations have been segregated from continuing operations and are reported as a loss from discontinued operations on the consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities. The actual results could differ from these estimates. The estimated loss on disposition reserve of all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.

Discontinued Operations of Intelligent Communications, Inc. ("Intellicom")

On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Principally due to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company has a remaining reserve for discontinued operations of Intellicom of $1,062,000 for this liability at September 30, 2003.

Discontinued Operations of Aerzone Corporation ("Aerzone")

On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.) to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, on April 21, 2000. On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The Company has a remaining reserve for discontinued operations of Aerzone of $75,000 at September 30, 2003.

Discontinued Operations of ISP Channel, Inc. ("ISP Channel")

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and the Company was no longer able to bear the costs of maintaining the ISP Channel. The Company has a remaining reserve of $156,000 at September 30, 2003 relating to the discontinued operations of ISP Channel.

Discontinued Operations of Micrographic Technology Corporation ("MTC")

As a result of an arbitration decision related to the sale of MTC to Global Information Distribution GmbH ("GID"), the Company has a remaining reserve of $49,000 relating to the loss on disposition of MTC at September 30, 2003 (see Note 6). The loss relates to the arbitration award plus related expenses. MTC was previously owned by the Company, and was sold to GID on September 30, 1999.

Discontinued Operations of Kansas Communications, Inc ("KCI")

As a result of the February 12, 1999 sale of the assets of the telecommunications segment, KCI, to Convergent Communications Services, Inc. ("Convergent Communications"), the Company has a remaining reserve of $316,000 relating to the loss on disposition of KCI at September 30, 2003. The loss primarily relates to additional state taxes for periods prior to the sale of KCI to Convergent Communications.

Gain (loss) from discontinued operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Intellicom	$-	$-	$(363)	$(4,021)
Aerzone	-	(500)	120	(750)
ISP Channel	-	-	146	900
MTC	-	(537)	527	(537)
KCI	-	-	(316)	-
Net gain (loss) from
discontinued operations	$-	$(1,037)	$114	$(4,408)

For the nine months ended September 30, 2002, the only operating segment of the Company was Intellicom. Operating results for the discontinued operations of Intellicom are as follows (in thousands):

Revenues	$612

Loss before income tax	$(901)
Provision for income taxes	-
Net loss	$(901)

Net liabilities associated with discontinued operations at September 30, 2003 and December 31, 2002, are as follows (in thousands):

	September 30,	December 31,
	2003	2002

Current assets	$-	$2
Other assets	4	35

Total assets	4	37

Current liabilities:
Estimated closure costs	$1,380	$3,906
Other accrued expense	282	569

Total liabilities	1,662	4,475

Net liabilities associated with discontinued
operations	$1,658	$4,438

Intellicom	1,062	1,032
Aerzone	75	1,740
ISP Channel	156	350
MTC	49	1,316
KCI	316	-

Net liabilities associated with discontinued
operations	$1,658	$4,438

4. Restructuring Reserve

On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. At September 30, 2003, the Company had a remaining reserve of $972,000 relating to the restructuring. This reserve primarily relates to the leasehold obligations of the former corporate headquarters in San Francisco, California; the Company maintains an $800,000 security deposit with respect to this liability which is included in restricted cash.

The balance of restructuring reserve as of December 31, 2002 and September 30, 2003, and activity during that period is as follows (in thousands):

Balance, December 31, 2002:	$1,717
Plus: Additional estimated costs	30
Less: Payments	(775)
Balance, September 30, 2003:	$972

5. Cash, Cash Equivalents and Investments, Available-for-Sale

Cash equivalents consist of securities with maturities of three months or less from date of purchase.

All investments are classified as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices. Unrealized gains or losses, net of deferred income taxes, are credited or charged, as appropriate, to other comprehensive income. Net unrealized holding (losses) gains amounted to $ (92,000) and $16,000 as of September 30, 2003 and December 31, 2002, respectively, and is reflected in accumulated other comprehensive income on the consolidated balance sheet.

Fixed maturities and equity securities consist of the following as of September 30, 2003 (in thousands):
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Fixed maturities
U.S. Government and agencies obligations	$6,052	$68	$(37)	$6,083
Collateralized mortgage obligations and other asset backed securities	13,418	44	(166)	13,296
Corporate securities	9,568	133	(162)	9,539

	$29,038	$245	$(365)	$28,918

Equity securities
Preferred stock	$1,435	$35	$(7)	$1,463

Fixed maturities and equity securities consist of the following as of December 31, 2002 (in thousands):

		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Fixed maturities
U.S. Government and agencies obligations	$5,380	$112	$(15)	$5,477
Collateralized mortgage obligations and other asset backed securities	5,355	74	(8)	5,421
Corporate securities	1,325	-	(70)	1,255

	$12,060	$186	$(93)	$12,153

Equity securities
Common stock	$197	$18	$-	$215
Preferred stock	754	14	-	768

	$951	$32	$-	$983

6. Commitments and Contingencies

Legal Proceedings

On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought an action in San Francisco Superior Court against American Independence Corp. and subsidiaries (the "Company"), alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. ("Freewire") and claiming damages of approximately $3.5 million, increasing over time. The Company settled this claim in March, 2003 within applicable reserved amounts.

On November 9, 2001, Nokia Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone Corporation ("Aerzone"), alleging breach of contract arising out of Aerzone's proposed operations in certain airports. The Company settled this claim in April, 2003 within applicable reserved amounts.

On October 30, 2001, Global Information Distribution GmbH ("GID") commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of Micrographic Technology Corporation ("MTC") to GID on September 30, 1999. On January 16, 2003, the arbitrator awarded GID $512,000 as the balance of uncollected accounts receivable as of August 31, 2002 net of specific reserves. GID's claims for interest, collection costs, related expenses and attorneys' fees were settled in full in April, 2003 within applicable reserved amounts.

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

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) for three months and nine months ended September 30, 2003 and 2002 are as follows (in thousands):
	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002

Net income (loss)	$2,274	$(3,974)	$6,394	$(11,976)
Unrealized gains (losses)	(329)	16	(108)	531

Comprehensive income (loss)	$1,945	$(3,958)	$6,286	$(11,445)

8. Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Nine Months Ended September 30,
	2003	2002
Cash paid:
Interest	$-	$-
Income taxes	625	-

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

$35,755

Of the total purchase price, $31,461,000 has been allocated to net tangible assets acquired and $1,900,000 has been allocated to amortizable intangible assets acquired. The depreciation and amortization related to the fair value adjustment to net tangible assets and the amortization related to the amortizable intangible assets are reflected in the consolidated statements of operations. The intangible assets are being written off over the five years following the acquisition based on the respective discounted cash flows.

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

$16,102

Of the total purchase price, $5,323,000 has been allocated to net tangible assets acquired and $2,800,000 has been allocated to amortizable intangible assets acquired. The depreciation and amortization related to the fair value adjustment to net tangible assets and the amortization related to the amortizable intangible assets are reflected in the consolidated statements of operations. The intangible asset is being written off over the five years following the acquisition based on the respective discounted cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues:
Independence American	$11,743	$-	$27,403	$-
MGU Subsidiaries	3,881	-	10,789	-
Corporate	11	380	336	1,187
Net realized gains	30	-	379	-

	$15,665	$380	$38,907	$1,187

Operating income (loss) from
continuing operations:
Independence American	$1,328	$-	$3,490	$-
MGU Subsidiaries	1,288	-	3,007	-
Corporate	(281)	(2,937)	(324)	(7,568)
Net realized gains	30	-	379	-

	$2,365	$(2,937)	$6,552	$(7,568)

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. In October 2003, the FASB deferred application of FIN 46 from July 1, 2003 to December 31, 2003, for VIEs entered into prior to February 1, 2003. The Company has not entered into any new ventures since February 1, 2003. The adoption of FIN 46 is not expected to have a prospective impact on the Company's consolidated financial statements.

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

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is applicable now for instruments issued since SFAS 150 was issued, and as of July 1, 2003, for instruments that predate SFAS 150's issuance. On November 7, 2003, the FASB issued Financial Statement Position 150-3 which among other things deferred indefinitely certain portions of SFAS 150 affecting the accounting for minority interests representing non-controlling interests in finite life entities. The adoption of SFAS 150, as modified, did not have a significant effect at adoption nor is it expected to have a prospective impact on the Company's consolidated financial statements.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 24 states, (of which 21 have been added in the last two years) and has a B+ (Very Good) rating from A.M. Best Company ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company. In December 2002, the Company contributed $10,000,000 to Independence American. Independence American's statutory capital and surplus as of September 30, 2003 was $26,479,000.

Managing General Underwriters

IndependenceCare is an MGU for the employer medical stop-loss, provider excess loss and HMO Reinsurance products of Standard Life, Independence American and Madison National Life. IndependenceCare has agreements with another carrier to write business on its behalf in the event of marketing conflicts or regulatory requirements. IndependenceCare has three operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C. and IndependenceCare Underwriting Services - Southwest L.L.C. IndependenceCare's experienced staff of 24 employees is responsible for marketing, underwriting, billing and collecting premiums, and administering and adjudicating claims.

RAS is an MGU for employer medical stop-loss and group life for Standard Life. RAS also has an agreement with another carrier to write stop-loss on its behalf in the event of marketing conflicts. RAS, which is based in South Windsor, Connecticut, employs 11 experienced marketing, underwriting and claims personnel.

Marlton is an MGU for employer medical stop-loss and group life for Standard Life. This MGU also writes stop-loss through two other carriers in the event of marketing conflicts. Marlton, which is based in Voorhees, New Jersey, has 28 experienced marketing, underwriting, medical management and claims employees.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), Kansas Communications, Inc. ("KCI"), and Micrographic Technology Corporation ("MTC"). The loss on disposition of discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities.

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

Discontinued Operations

The Company accounts for discontinued operations in accordance to Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB 30, the Company accrued estimates of expected liabilities related to discontinued operations through its eventual discharge. The estimated remaining liabilities related to discontinued operations include contract terminations, litigation and loss from operations subsequent to September 30, 2003. The Company reviews the estimated closure costs liability on a quarterly basis to determine changes in the costs of the discontinued operations activities.

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

Premium and MGU Fee Income Revenue Recognition

Premiums from short-duration contracts will be recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. The Company records MGU fee income as policy premium payments are earned. The Company records profit sharing commissions, which are a component of MGU fee income and are based upon certain underwriting and profitability benchmarks in the period in which the Company believes they are realizable based on the claims incurred to date.

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Net realized gains and losses on investments are computed using the specific identification method and are reported in net realized gains, (losses) in the accompanying consolidated statements of operations. Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the accompanying consolidated statements of operations as net realized gains (losses).

Reserves

Liabilities for future insurance policy benefits on short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for future insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for future insurance policy benefits provides an adequate level of reserves at September 30, 2003.

Results of Operations for the Three Months Ended September 30, 2003, Compared to the Three Months Ended September 30, 2002

Due to the acquisition of the insurance operations of IAHC, certain line items only appear in the 2003 Consolidated Statement of Operations.

Premiums Earned. The Company earned $11,295,000 of premiums on insurance business of Independence American for the three months ended September 30, 2003.

Net Investment Income. Net investment income increased $88,000 to $468,000 for the three months ended September 30, 2003, compared to $380,000 for the three months ended September 30, 2002, mainly due to a higher yield from investments in fixed maturities in 2003. Investment income in 2002 is mainly from short-term investments.

Net Realized Gains. The Company realized net gains of $30,000 from sales of its investments for the three months ended September 30, 2003. Decisions to sell securities are based on cash flow needs, investment opportunities, and economic and market conditions, thus creating fluctuations in gains or losses from period to period.

MGU Fee Income. The Company earned $3,868,000 of fee income from its MGUs for the three months ended September 30, 2003.

Selling, General and Administrative. Selling, general, and administrative expenses increased $2,562,000 to $5,552,000 for the three months ended September 30, 2003, compared to $2,990,000 for the three months ended September 30, 2002. The increase is primarily due to commission expense from Independence American and operating expenses from the MGUs.

Insurance Benefits, Claims and Reserves. Insurance benefits claims and reserves amounted to $7,080,000 related to the premiums earned by Independence American for the three months ended September 30, 2003.

Amortization and Depreciation. Amortization and depreciation expense increased $473,000 to $502,000 for the three months ended September 30, 2003, compared to $29,000 for the three months ended September 30, 2002. The expense for September 30, 2003 relates mainly to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC and Marlton.

Non-Cash Compensation Expense Related to Stock Options. The Company recognized non-cash compensation expense related to stock options of $29,000 for the three months ended September 30, 2003. This expense relates to the fair value of options issued for the three months ended June 30, 2003 accounted for under SFAS No. 123. The expense for the three months ended September 30, 2002 of $266,000 relates to options accounted for under APB 25.

Income Taxes. The Company had no net provision for Federal income taxes for the three months ended September 30, 2003 and 2002 as a result of Federal net operating tax losses incurred during their tax years ended September 30. In assessing the realizability of the Company's deferred tax assets (the "DTA"), the Company's management periodically considers whether it is more likely than not that some portion or all of the DTA will not be realized. Prior to the acquisition of IAHC and Marlton (the "Acquisition"), AMIC had established a 100 percent valuation allowance for all of its DTA, including its Federal net operating tax loss carryforwards. After the Acquisition, based on purchase accounting, AMIC's valuation allowance was reduced by approximately $12,400,000 for the recognition of the amount of DTA that Company's management believed was more likely than not to be realized. This determination was based on projections of future taxable income of IAHC and Marlton. Beginning with the Company's tax period starting on October 1, 2003, it is anticipated that any future earnings will be reduced by a deferred tax charge for Federal income taxes (before consideration of any changes in the existing valuation allowance) as the result of the expected utilization of the Company's Federal net operating tax loss carryforwards, even though AMIC will not pay any Federal income taxes (except for any Federal alternative minimum taxes) until the Federal net operating tax loss carryforwards are fully utilized. The Company did record a $91,000 provision for state and local income taxes for the three months ended September 30, 2003.

Gain (Loss) on Disposition. Loss on disposition was $0 for the three months ended September 30, 2003, compared to a loss of $(1,037,000) for the three months ended September 30, 2002. The loss in 2002 relates to costs associated with winding down Aerzone and MTC.

Net Income (Loss). The Company had net income of $2,274,000, or $.27 per share, diluted, for the three months ended September 30, 2003, compared to a net loss of $3,974,000, or $.47 per share, diluted, for the three months ended September 30, 2002.

Results of Operations for the Nine Months Ended September 30, 2003, Compared to the Nine Months Ended September 30, 2002

Due to the acquisition of the insurance operations of IAHC, certain line items only appear in the 2003 Consolidated Statement of Operations.

Premiums Earned. The Company earned $26,267,000 of premiums on insurance business of Independence American for the nine months ended September 30, 2003.

Net Investment Income. Net investment income increased $316,000 to $1,503,000 for the nine months ended September 30, 2003, compared to $1,187,000 for the nine months ended September 30, 2002, mainly due to higher yields from investments in partnerships and fixed maturities in 2003.

Net Realized Gains. The Company earned $379,000 from sales of its investments for the nine months ended September 30, 2003. Decisions to sell securities are based on cash flow needs, investment opportunities, and economic and market conditions, thus creating fluctuations in gains or losses from period to period.

MGU Fee Income. The Company earned $10,734,000 of fee income from its MGUs for the nine months ended September 30, 2003.

Selling, General and Administrative. Selling, general, and administrative expenses increased $7,622,000 to $13,957,000 for the nine months ended September 30, 2003, compared to $6,335,000 for the nine months ended September 30, 2002. The increase is primarily due to commission expense from Independence American and operating expenses from the MGUs.

Insurance Benefits, Claims and Reserves. Insurance benefits claims and reserves amounted to $16,279,000 related to the premiums earned by Independence American for the nine months ended September 30, 2003.

Loss on Equity Investment. The loss of $733,000 for the nine months ended September 30, 2002 relates primarily to a $230,000 loss on common stock shares of SkyNet Global Limited and a $471,000 loss on preferred stock shares of SkyNet Global Limited.

Amortization and Depreciation. Amortization and depreciation expense increased $1,385,000 to $1,509,000 for the nine months ended September 30, 2003, compared to $124,000 for the nine months ended September 30, 2002. The expense for September 30, 2003 relates mainly to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC and Marlton.

Non-Cash Compensation Expense Related to Stock Options. The Company recognized non-cash compensation expense related to stock options of $105,000 for the nine months ended September 30, 2003. This expense includes two components: an expense of $87,000 relating to the fair value of options issued for the nine months ended September 30, 2003 accounted for under SFAS No. 123. and an expense of $18,000 for options issued prior to October 1, 2002 accounted for under the intrinsic value method of APB 25. The expense for the nine months ended September 30, 2002 of $1,061,000 relates to options accounted for under APB 25.

Restructuring Expense. The Company increased the restructuring reserve by $502,000 for the nine months ended September 30, 2002 as a result of additional estimated lease termination costs associated with Company headquarters.

Income Taxes. The Company had no net provision for Federal income taxes for the nine months ended September 30, 2003 and 2002 as a result of Federal net operating tax losses incurred during their tax years ended September 30. In assessing the realizability of the Company's deferred tax assets (the "DTA), the Company's management periodically considers whether it is more likely than not that some portion or all of the DTA will not be realized. Prior to the acquisition of IAHC and Marlton (the "Acquisition"), AMIC had established a 100 percent valuation allowance for all of its DTA, including its Federal net operating tax loss carryforwards. After the Acquisition, based on purchase accounting, AMIC's valuation allowance was reduced by approximately $12,400,000 for the recognition of the amount of DTA that Company's management believed was more likely than not to be realized. This determination was based on projections of future taxable income of IAHC and Marlton. Beginning with the Company's tax period starting on October 1, 2003, it is anticipated that any future earnings will be reduced by a deferred tax charge for Federal income taxes (before consideration of any changes in the existing valuation allowance) as the result of the expected utilization of the Company's Federal net operating tax loss carryforwards, even though AMIC will not pay any Federal income taxes (except for any Federal alternative minimum taxes) until the Federal net operating tax loss carryforwards are fully utilized. The Company did record a $272,000 provision for state and local income taxes for the nine months ended September 30, 2003

Loss from Discontinued Operations. As a result of the decision by the Board of Directors to discontinue the operations of Intellicom on March 29, 2002, the loss on operations for the nine months ended September 30, 2002 of $901,000 has been reclassified as loss from discontinued operations.

Gain (Loss) on Disposition. Loss on disposition decreased $3,621,000 to income of $114,000 for the nine months ended September 30, 2003, compared to a loss of $3,507,000 for the nine months ended September 30, 2002. The gain in 2003 is primarily attributable to lower than expected interest and expenses with regard to the arbitration award on MTC, substantially offset by additional reserves on Intellicom related to the lease obligations of the Livermore facility. The loss in 2002 is mainly due to costs associated with winding down Intellicom.

Net Income (Loss). The Company had net income of $6,394,000, or $.75 per share, diluted, for the nine months ended September 30, 2003, compared to a net loss of $11,976,000, or $1.43 per share, diluted, for the nine months ended September 30, 2002.

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

As of September 30, 2003, the Company had $37,592,000 in cash, cash equivalents, and investments net of amounts due to brokers compared with $44,591,000 as of December 31, 2002.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2003 was $11,504,000. These results from net income of $6,280,000 from continuing operations, gain of $114,000 from discontinued operations and a net decrease in other assets and liabilities of $5,110,000 which includes several non-cash items including stock compensation expense of $105,000 and amortization and depreciation expense of $1,509,000. Net cash used in operating activities of discontinued operations was $2,666,000.

Net cash used by investing activities of continuing operations for the nine months ended September 30, 2003 was $12,307,000. This use of cash results from the acquisition of Marlton for $16,102,000, net, and net cash provided of $3,795,000 from sale of all other investments, net of purchases. Under certain circumstances set forth in the Limited Liability Agreement of Marlton, the Company has the right and/or obligation to purchase some or all of the minority interest in Marlton.

Net cash provided by financing activities from continuing operations was $109,000 resulting from the exercise of common stock options for the nine months ended September 30, 2003.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2003, given a 100 to 300 basis point rise or decline in interest rates is not material. In the Company's analysis of the asset-liability model, a 100 to 300 basis point change in interest rates on the liabilities of Independence American would not be expected to have a material adverse effect on the Company. With respect to its liabilities, if interest rates were to increase, the risk to the Company is minimal as there are no interest rate exposures on liabilities. If interest rates were to decrease substantially, the risk to the Company is that some of its investment assets would be subject to early redemption. This is not a material exposure because the Company would have additional gains in its portfolio to help offset the future reduction of investment income. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Item 4. Controls and Procedures

The Company's management, including its President and Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. Based on that evaluation, each of the President and Chief Executive Officer and the Chief Financial Officer has concluded that the disclosure controls and procedures at September 30, 2003 are effective in ensuring that all material information required to be filed in this quarterly report has been made known in a timely fashion. During the quarter ended September 30, 2003, there have been no significant changes in internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 26, 2001, Lucent Technologies Inc. ("Lucent") brought an action in San Francisco Superior Court against American Independence Corp. and subsidiaries (the "Company"), alleging that the Company breached a contract by failing to purchase Lucent's shares in Freewire Networks, Inc. ("Freewire") and claiming damages of approximately $3.5 million, increasing over time. The Company settled this claim in March, 2003 within applicable reserved amounts.

On November 9, 2001, Nokia Inc. ("Nokia") commenced an action in San Francisco Superior Court against the Company and Aerzone Corporation ("Aerzone"), alleging breach of contract arising out of Aerzone's proposed operations in certain airports. The Company settled this claim in April, 2003 within applicable reserved amounts.

On October 30, 2001, Global Information Distribution GmbH ("GID") commenced a demand for arbitration against the Company, alleging breach of contract and warranties relating to the sale of Micrographic Technology Corporation ("MTC") to GID on September 30, 1999. On January 16, 2003, the arbitrator awarded GID $512,000 as the balance of uncollected accounts receivable as of August 31, 2002 net of specific reserves. GID's claims for interest, collection costs, related expenses and attorneys' fees were settled in full in April, 2003 within applicable reserved amounts.

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

(b) Reports on Form 8-K:

A current report on Form 8-K was filed with the Commission on July 30, 2003 to announce the earnings of the Company through June 30, 2003.

A current report on Form 8-K was filed with the Commission on July 16, 2003 to announce the results of a vote of security holders to decrease the number of authorized shares of capital stock to 15, 001,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.
/s/ Roy T.K. Thung__________________________ Roy T.K. Thung President and Chief Executive Officer	Date:	November 13, 2003

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	November 13, 2003