Form 10-K
period 2003-12-31
AMERICAN INDEPENDENCE CORP
filed 2004-03-30
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMMISSION FILE NUMBER 001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of Registrant as specified in its charter)
DELAWARE	11-1817252
(State of Incorporation)	(I. R.S. Employer Identification No.)

485 Madison Avenue, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (212) 355-4141

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [ ] No [X].

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2003 was $54,394,892.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding at March 22, 2004

Common Stock, $0.01 par value 8,423,195

Documents Incorporated by Reference

Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders (Part III)

FORM 10-K CROSS REFERENCE INDEX
PART I
	Item 1.	Business	2

	Item 2.	Properties	7

	Item 3.	Legal Proceedings	7

	Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II
	Item 5.	Market for Registrant's Common Equity and Related
		Stockholder Matters	8

	Item 6.	Selected Financial Data	10

	Item 7.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	11

	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 8.	Financial Statements and Supplementary Data	26

	Item 9.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	55

	Item 9A.	Controls and Procedures	55

PART III
	Item 10.	Directors and Executive Officers of the Registrant	55

	Item 11.	Executive Compensation	55

	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	55

	Item 13.	Certain Relationships and Related Transactions	55

	Item 14	Principal Accountant Fees and Services	55

PART IV
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	56

PART I

Item 1. Business

Until April 2002, the Company (then known as SoftNet Systems, Inc.) was an internet service provider. Due to difficult and deteriorating conditions in that market, the Company wound down this business. In December 2000, the Company's board of directors approved a plan to discontinue the operations of its subsidiary, ISP Channel, Inc., which had provided cable-based Internet access and related services, and the operations of another subsidiary, Aerzone Corporation, which provided Internet and related services at airports. In April 2002, the Company ceased operations of its remaining operating subsidiary, Intelligent Communications, Inc., following the disposition of its key assets. In connection with the Company's exit from the Internet provider business, it undertook a process of consideration of strategic alternatives for the Company.

On July 30, 2002, the Company entered into an agreement to acquire First Standard Holdings Corp. ("FSHC") from SSH Corp. and Independence Holding Company ("IHC") for $31,920,000 in cash. As described below, FSHC was the holding company for an insurance company and two managing general underwriters ("MGUs"). Subsequently, at the Special Meeting of Stockholders on November 14, 2002, the Company's stockholders approved the stock purchase agreement between the Company, SSH Corp. and IHC (the "Purchase Agreement"), and approved the Company's name change to American Independence Corp. Also on November 14, 2002, the Company consummated the transactions contemplated by the Purchase Agreement and FSHC changed its name to Independence American Holdings Corp. ("IAHC"). Following this acquisition, the Company closed its offices in San Francisco, terminated all but two of its employees, and entered into a services agreement with IHC pursuant to which the Company's operations are primarily directed by IHC's management and employees.

In a separate transaction, on July 30, 2002, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 1,666,666 shares of common stock at $9.00 per share for a total value of $15,000,000. As a result of this transaction, PCCW's two appointees resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, President and Chief Executive Officer of IHC, were appointed to the Company's Board of Directors. On April 22, 2003, a wholly-owned subsidiary of IHC completed its tender for one million shares of the common stock of the Company at $9.00 per share for a total value of $9,000.000. On December 22, 2003, IHC purchased 613,401 shares in the market and through private transactions. As a result of these transactions, IHC and its subsidiary own 39% of the Company.

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

Additional information regarding the background of the 2002 transactions can be found in the Company's proxy statement for the special meeting filed with the Securities and Exchange Commission under cover of a Schedule 14A on September 30, 2002.

Principal Products and Services

The Company is a holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American"), formerly known as First Standard Security Insurance Company, and its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "(IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS") and Marlton. IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries."

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 24 states, and has a B+ (Very Good) rating from A.M. Best Company, Inc. ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

Independence American reinsures employer medical stop-loss insurance for self-insured group medical plans. Self-insured plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through other health care plans provided by an insurer or Health Maintenance Organization ("HMO"). Employer medical stop-loss insurance allows self-insured employers to manage the risk of excessive health insurance costs under self funded plans by limiting the employer's health care expenses to a predetermined amount. This stop-loss coverage is available on either a "specific" or a "specific and aggregate" basis. Specific stop-loss coverage reimburses employers for large claims incurred by an individual employee or dependent. When an employee or dependent's covered claims exceed the specific stop-loss deductible, covered amounts in excess of the deductible are reimbursable to the employer under the specific stop-loss policy. The specific stop-loss deductible is selected based on the number of covered employees, the employer's capacity to assume some of the risk, and the medical claim experience of the plan. Aggregate stop-loss coverage protects the employer against fluctuations due to claim frequency. The employer's overall claim liability is limited to a certain dollar amount, often referred to as the attachment point. An aggregate stop-loss policy usually provides reimbursement when coverage claims for the plan as a whole exceed the aggregate attachment point. Many of the stop-loss policies Independence American reinsures cover specific claims only. Employer medical stop-loss is a "short-tail" business which means that substantially all claims will have been paid within eighteen months after inception of a policy.

Reinsurance is an arrangement in which an insurance company, (the "reinsurer"), agrees to indemnify another insurance company, (the "ceding company"), against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without an accompanying increase in capital and surplus. There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type of category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company's underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Independence American currently only participates in treaty reinsurance. Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis. Under pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company's retention or reinsurer's attachment point, generally subject to a negotiated reinsurance contract limit. Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expenses). Independence American currently participates only in pro rata reinsurance.

Independence American has entered into pro rata reinsurance treaties with Standard Security Life Insurance Company of New York ("Standard Life") and Madison National Life Insurance Company, Inc. ("Madison Life") pursuant to which Standard Life and Madison Life, respectively, will cede, at treaty renewals, at least 15% of their medical stop-loss business to Independence American. Standard Life and Madison Life, which are wholly-owned subsidiaries of IHC, increased the amount ceded to Independence American under several programs in 2004. For 2004, Standard Life and Madison Life will cede an average of 18.5% of their medical stop-loss business to Independence American. The reinsurance treaties between Independence American and Standard Life, on the one hand, and Independence American and Madison Life, on the other hand, terminate December 31, 2014, unless terminated sooner by Independence American. Standard Life, which is domiciled in New York, has an A (Excellent) rating from A.M. Best, and is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. Madison Life, which is domiciled in Wisconsin, has an A- (Excellent) rating from A.M. Best, is licensed to sell insurance products in 46 states, the District of Columbia and the Virgin Islands, and is an accredited reinsurer in New York. Standard Life and Madison Life market employer medical stop-loss insurance nationally through a network of managing general underwriters ("MGUs"), which are non-salaried contractors that receive administrative fees. Standard Life currently markets this product through 11 MGUs, including IndependenceCare, RAS and Marlton. Madison Life currently markets through 3 MGUs. MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by Standard Life and Madison Life, billing and collecting premiums from the employers, paying commissions to third party administrators ("TPAs") and/or brokers, and adjudicating claims. Standard Life and Madison Life are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing and medically managing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves. Independence American also reinsures risk on employer medical stop-loss business written by unaffiliated carriers on 8 other programs. For 2004, Independence American will receive, between 15% and 25% of the premium on these programs from these carriers. In addition, Independence American is currently licensed to write employer medical stop-loss in 15 states.

Independence American issues and reinsures managed care excess coverages, including provider excess loss insurance and HMO Reinsurance. Independence American issues and reinsures provider excess loss insurance on a specific loss basis only. This product is marketed to providers, managed care organizations, including provider hospital organizations, hospital groups, physician groups and individual practice associations (collectively "MCOs") that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation. Independence American is currently approved to write provider excess loss insurance in 13 states. The MGUs are responsible for marketing, underwriting, billing and collection of premiums, and medically managing, administering and adjudicating claims. Independence American also reinsures provider excess loss insurance written through IndependenceCare and this other MGU and issued by Standard Life on a specific loss basis only.

Independence American reinsures HMO Reinsurance coverage written by Standard Life and marketed through IndependenceCare. This coverage protects HMOs against excess losses incurred under an HMO health plan and is marketed to HMOs that desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation.

Managing General Underwriters

IndependenceCare and RAS are the two MGU Subsidiaries acquired as part of the November 2002 transaction with IHC. IndependenceCare markets and underwrites employer medical stop-loss, provider excess loss and HMO Reinsurance products for Standard Life, Independence American and another carrier. During the first quarter of 2001, IndependenceCare acquired certain assets and employees of two other managed care MGUs and, during the first quarter of 2002, it acquired the business and employees of a medical stop-loss MGU. IndependenceCare currently has three operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C. and IndependenceCare Underwriting Services - Southwest L.L.C. IndependenceCare's 30 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims. RAS markets and underwrites employer medical stop-loss and group life for Standard Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 11 marketing, underwriting and claims personnel.

The Company acquired on February 10, 2003, but effective as of January 1, 2003, 80% of the business of two affiliated employer medical stop-loss MGUs (the "Acquired MGUs"). The acquisition was accomplished by the formation of Marlton into which the Acquired MGUs contributed all of their assets, and the Company contributed $16,000,000 cash for an 80% ownership interest. The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Marlton, and Marlton assumed all of the liabilities of the Acquired MGUs. Marlton is an MGU for employer medical stop-loss and group life for Standard Life, Madison Life and two other carriers. Marlton, which is based in Voorhees, New Jersey, has 30 marketing, underwriting, medical management and claims employees.

Discontinued Operations

Prior to becoming an insurance holding company, as a result of the acquisition of IAHC, on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), Kansas Communications, Inc. ("KCI"), and Micrographic Technology Corporation ("MTC"). The operating results of these discontinued operations have been segregated from continuing operations and are reported as a loss from discontinued operations on the consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities. The actual results could differ from these estimates. The estimated loss on disposition reserve of all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.

Discontinued Operations of Intelligent Communications, Inc. ("Intellicom")

On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Principally due to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company has a remaining reserve for discontinued operations of Intellicom of $1,119,000 for this liability at December 31, 2003.

Discontinued Operations of Aerzone Corporation ("Aerzone")

On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.) to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, on April 21, 2000. On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The Company has a remaining reserve for discontinued operations of Aerzone of $27,000 at December 31, 2003.

Discontinued Operations of ISP Channel, Inc. ("ISP Channel")

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and the Company was no longer able to bear the costs of maintaining the ISP Channel. The Company has a remaining reserve of $153,000 at December 31, 2003 relating to the discontinued operations of ISP Channel.

Discontinued Operations of Micrographic Technology Corporation ("MTC")

As a result of an arbitration decision related to the sale of MTC to Global Information Distribution GmbH ("GID"), the Company has a remaining reserve of $49,000 relating to the loss on disposition of MTC at December 31, 2003. The loss relates to the arbitration award plus related expenses. MTC was previously owned by the Company, and was sold to GID on December 31, 1999.

Discontinued Operations of Kansas Communications, Inc ("KCI")

As a result of the February 12, 1999 sale of the assets of the telecommunications segment, KCI, to Convergent Communications Services, Inc. ("Convergent Communications"), the Company has a remaining reserve of $20,000 relating to the loss on disposition of KCI at December 31, 2003. The loss primarily relates to additional state taxes for periods prior to the sale of KCI to Convergent Communications.

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's Board of Directors. As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2003, approximately 97% of the fixed maturities were investment grade. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

Liabilities for insurance policy benefits on short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance policy benefits provides an adequate level of reserves.

Under Delaware insurance law, there are restrictions relating to the percentage of an insurer's admitted assets that may be invested in a specific issuer or in the aggregate in a particular type of investment. In addition, there are qualitative investment restrictions.

Competition and Regulation

Independence American competes with many larger insurance and reinsurance companies and managed care organizations. The MGU Subsidiaries compete with many other managing general underwriters, insurance companies, HMOs and other managed care organizations.

The Company is an insurance holding company; as such, it is subject to regulation and supervision by the insurance supervisory agencies of Delaware. Independence American is also subject to regulation and supervision in all jurisdictions in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is primarily designed for the benefit of policyholders rather than the stockholders of an insurance company or holding company.

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

Employees

The Company has 74 employees.

Legal Proceedings

Item 2. Properties

The Company leases approximately 16,800 square feet of office space at 650 Townsend Street, San Francisco, California, which expires on July 31, 2005. Substantially all of this space has been sublet for the remaining term of the lease.

IndependenceCare leases 6,500 square feet of office space in Minneapolis, Minnesota; 1,500 square feet in Franklin, Tennessee; and 3,100 square feet in Austin, Texas. RAS leases 4,200 square feet of office space in South Windsor, Connecticut. Marlton leases 6,000 square feet of office space in Voorhees, New Jersey.

Item 3. Legal Proceedings.

There are various lawsuits pending against the Company in the normal course of its insurance business. The Company's management is of the opinion that the ultimate liabilities arising from such litigation, if any, would not have a material effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Since November 15, 2002, the Company's common stock has been listed and traded on the Nasdaq National Market ("Nasdaq") under the symbol "AMIC". From April 14, 1999 through November 14, 2002, the Company's common stock was traded and listed on Nasdaq under the symbol "SOFN". Prior to that date, the Company's common stock was traded and listed on the American Stock Exchange under the symbol "SOFT". The per share range of high and low sale prices for the Company's common stock, as reported on Nasdaq, for the following periods are as follows:
Quarter Ended:	High	Low
December 31, 2003	$12.25	$9.89
September 30, 2003	12.30	10.50
June 30, 2003	10.85	7.50
March 31, 2003	8.67	6.60

Quarter Ended:
December 31, 2002	$8.25	$6.57

Quarter Ended:
September 30, 2002	$7.65	$5.16
June 30, 2002	6.87	5.40
March 31, 2002	6.66	5.13
December 31, 2001	5.64	3.87

At March 26, 2004, there were 80 record holders of the Company's common stock. The closing price for the Company's common stock at March 26, 2004, was $15.26. At that date, an additional 454,933 shares were subject to options to purchase common stock (See Note 12 to the Consolidated Financial Statements).

On July 30, 2002, the Company's Board of Directors approved a shareholder rights plan (the "Plan"). Pursuant to the Plan's approval, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding common stock share. The dividend distribution of the Rights was payable to common stock stockholders of record on August 14, 2002. The rights distribution was not taxable to stockholders. Subject to limited exceptions, the Rights were exercisable if a person or group acquired or announced a tender offer for 4.99% or more of the Company's common stock. Under certain circumstances, each Right entitled shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $9.00. The Company's Board of Directors was entitled to redeem the Rights at $0.01 per Right at any time before a person acquired 4.99% or more of the outstanding common stock. The Plan expired pursuant to its terms upon the Company's filing of its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on November 14, 2002. This Amended and Restated Certificate of Incorporation provided for limitations on the acquisition of the Company's common stock in excess of certain percentage amounts.

The Company does not have any legal restriction on paying dividends.

The Company's website is www.americanindependencecorp.com.

Recent Sales of Unregistered Securities

On March 22, 1999, the Company issued warrants to purchase 1,004 common stock shares to an institutional lender in connection with a $3,000,000 credit facility. The credit facility was used to fund certain capital equipment acquisitions. The warrants had an exercise price of $89.63 and expired without being exercised on March 22, 2003. These securities were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

In conjunction with offering incentives to launch the Company's ISP Channel cable-based Internet services, the Company issued common stock to cable affiliates in return for the exclusive rights to provide Internet services to their customers. On November 4, 1999, the Company entered into various definitive agreements with Mediacom LLC ("Mediacom"). In exchange for signing an agreement to launch the ISP Channel services, the Company issued common stock shares to Mediacom. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

On December 13, 1999, the Company completed a private placement of 1,666,666 shares for net proceeds of $128,121,000 to Pacific Century Cyberworks Limited ("PCCWP"), and entitled PCCW to designate two persons for election to the Board of Directors. These common stock shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act. On July 30, 2002, Independence Holding Company ("IHC") acquired PCCW's entire interest in the Company consisting of 1,666,666 common stock shares at $9.00 per share for a total value of $15,000,000. As a result of this transaction, PCCW's two appointees resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T. K. Thung, Chief Executive Officer of IHC, were appointed to the Company's Board of Directors.

The Company granted stock options to seven separate consultants to purchase an aggregate of 180,500 common stock shares. The stock options were granted as partial consideration for services rendered, and had exercise prices ranging from $7.375 to $23.8125. Of the 180,500 options issued, 116,194 were exercised, and at December 31, 2003, the remaining 62,306 consultant stock options had expired unexercised. These stock options for common stock shares were granted in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

The following is a summary of selected consolidated financial data of the Company for each of the last five years. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussions and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

	Year	Quarter
	Ended December 31,	Ended December 31,	Fiscal Year Ended September 30,
	2003	2002 (a)	2002	2001	2000	1999
			(In thousands, except per share data)

Income Data:
Total revenues	$55,553	$2,688	$1,730	$6,530	$21,471	$-
Net income (loss) applicable to common
shares	12,671	(7,052)	(14,756)	(57,647)	(232,353)	(50,482)
Balance Sheet Data:
Total investments	38,258	37,010	40,910	60,494	135,137	53,111
Total assets	112,091	83,489	70,814	84,500	190,809	193,731
Insurance liabilities	32,846	16,114	-	-	-	-
Long-term debt	-	-	-	-	4,104	20,153
Stockholders' equity	70,128	57,267	63,665	76,446	139,914	163,710
Per Share Data:
Basic income (loss) per
common share	1.51	(.84)	(1.76)	(6.91)	(29.64)	(12.27)
Diluted income (loss) per
common share	1.50	(.84)	(1.76)	(6.91)	(29.64)	(12.27)
Book value per common
share	8.33	6.82	7.58	9.11	14.93	28.51

Notes:

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

(a) In the fourth quarter of 2002, the Company changed its fiscal year end from September 30 to December 31; accordingly, results have been separately disclosed for the three - month transition period ended December 31, 2002.

(b) All per share data has been restated to show the effect of the Company's one for three reverse split (see Note 2).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of the results of operations for the Company (in thousands):

	Year	Three
	Ended	Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2003	2002	2002	2001

Revenues	$55,553	$2,688	$1,730	$6,530
Expenses	45,985	8,264	10,560	31,048
Income (loss) from continuing operations, before income tax	9,568	(5,576)	(8,830)	(24,518)
Benefit (provision) for income taxes	2,993	(1)	-	-
Gain (loss) from discontinued operations	110	(1,475)	(5,926)	(34,455)
Extraordinary item	-	-	-	1,326
Net income (loss)	$12,671	$(7,052)	$(14,756)	$(57,647)

Overview

The Company is an insurance holding company that currently specializes in medical stop-loss and managed care through its managing general underwriter division (the "MGUs") and an insurance company, Independence American Insurance Company ("Independence American"). Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owns 39% of AMIC's stock, and IHC's senior management has provided direction to the Company through a service agreement between the Company and IHC. IHC has also entered into long-term reinsurance treaties to cede medical stop-loss business to Independence American.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability. Management's assessment of trends in healthcare and in the medical stop-loss market play a significant role in determining whether to expand Independence American's reinsurance participation percentage or the number of programs it reinsures. Since Independence American reinsures a portion of all of the business produced by the MGUs, and since the MGUs are also eligible to earn profit sharing commissions based on the profitability of the business they write, the MGUs also emphasize underwriting profitability. In addition, management focuses on controlling operating costs. By sharing employees with IHC and sharing resources among the MGUs and Independence American, AMIC strives to maximize its earnings and utilize its federal net operating loss carryforwards of over $287 million.

The following are highlights in 2003 for Independence American and the MGU subsidiaries:

Independence American Insurance Company

  Statutory Capital and Surplus as determined under statutory accounting principles of over $27.2 million; this is an increase of $4.8 million or 21.3% from the previous year.

  Premiums increased to $37.8 million in the year ended December 31, 2003 from $6.9 million in the year ended 2002.

  $46.8 million of assets; 75% increase from December 31, 2002.

  Beginning in 2004, average percentage of medical stop-loss business ceded from IHC to Independence American has increased to 18.5%.

  90.2% of invested assets in bonds and short-term investments, 97% of the bonds have the highest NAIC rating designation (NAIC ratings of 1 and 2 designation).

  Employer Medical Stop-Loss policy approved in 15 states and Provider Excess Loss policy approved in 13 states.

MGU Division (IndependenceCare, Marlton, RAS)

  Acquired 80% interest in Marlton Risk Group, the largest medical stop-loss MGU doing business with Standard Life.

  In 2003, our MGUs wrote an aggregate of $135 million of annualized gross premium, and generated pre-tax income of $6.8 million.

History

Until April 2002, the Company (then known as SoftNet Systems, Inc.) was an Internet service provider. Due to difficult and deteriorating conditions in that market, the Company discontinue this business. In December 2000, the Company's board of directors approved a plan to discontinue the operations of its subsidiary, ISP Channel, Inc., which had provided cable-based Internet access and related services, and the operations of another subsidiary, Aerzone Corporation, which provided Internet and related services at airports. In April 2002, the Company ceased operations of its remaining operating subsidiary, Intelligent Communications, Inc., following the disposition of its key assets. In connection with the Company's exit from the Internet provider business, it undertook a process of consideration of strategic alternatives for the Company. The results of operations for the year ended September 30, 2001, have been reclassified for the effects of discontinued operations of Intellicom.

On July 30, 2002, the Company entered into an agreement to acquire First Standard Holdings Corp. ("FSHC") from SSH Corp. and Independence Holding Company ("IHC") for $31,920,000 in cash. As described below, FSHC was the holding company for an insurance company and two managing general underwriters ("MGUs"). Subsequently at the Special Meeting of Stockholders on November 14, 2002, the Company's stockholders approved the stock purchase agreement between the Company, SSH Corp. and IHC (the "Purchase Agreement"), and approved the Company's name change to American Independence Corp. Also on November 14, 2002, the Company consummated the transactions contemplated by the Purchase Agreement and FSHC changed its name to Independence American Holdings Corp. ("IAHC"). Following this acquisition, the Company closed its offices in San Francisco, terminated all but two of its employees, and entered into a services agreement with IHC pursuant to which the Company's operations are directed by IHC's management and employees.

In a separate transaction on July 30, 2002, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 1,666,666 shares of common stock at $9.00 per share for a total value of $15,000,000. As a result of this transaction, PCCW's two appointees resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, President and Chief Executive Officer of IHC, were appointed to the Company's Board of Directors. On April 22, 2003, a wholly-owned subsidiary of IHC completed its tender for one million shares of the common stock of the Company at $9.00 per share for a total value of $9,000.000. On December 22, 2003, IHC purchased an aggregate of 613,401 shares in the market and private transactions. As a result of these transactions, IHC and its subsidiary own 39% of the Company.

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

As of December 31, 2003, the Company had substantially completed the wind down of its Internet services related subsidiaries, ISP Channel, Intellicom, and Aerzone, including Laptop Lane Limited ("Laptop Lane"), as a result of the following:

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financials statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies are significantly affected by judgments, assumptions and estimates used in preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the consolidated financial statements of the Company appearing elsewhere in this annual report on Form 10-K.

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

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary difference become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that although sufficient uncertainty exists regarding the future realization of deferred tax assets, the valuation allowance has been adjusted to account for the expected utilization of net operating losses against future taxable income.

The Company has net operating loss carryforwards for federal income tax purposes available to reduce future income subject to income taxes. The net operating loss carryforwards expire between 2009 and 2023.

U.S. federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. For tax purposes, an ownership change occurred during 1999 and, as a result, utilization of the net operating losses arising prior to 1999 will be subject to an annual limitation in future years.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives resulting from business combinations will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the Company determines that the value of goodwill or intangible assets with indefinite lives has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Premium and MGU Fee Income Revenue Recognition

Premiums from short-duration contracts will be recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. The Company records MGU fee income as policy premium payments are earned. MGUs are compensated in two ways. They earn fee income based on the volume of business produced, and collect profit-sharing commissions if such business exceeds certain profitability benchmarks. Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable. While profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could greatly vary from quarter to quarter, AMIC's MGUs price their business to an anticipated profit margin in excess of such thresholds.

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Net realized gains and losses on investments are computed using the specific identification method and are reported in net realized gains, in the accompanying consolidated statements of operations. Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the accompanying consolidated statements of operations as net realized gains.

Reserves

Liabilities for insurance policy benefits on short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance policy benefits provides an adequate level of reserves at December 31, 2003.

Results of Operations for the Fiscal Year Ended December 31, 2003, Compared to the Fiscal Year Ended September 30, 2002

Due to the acquisition of the insurance operations of IAHC, certain line items only appear in the fiscal 2003 and in the quarter ended December 31, 2002 Consolidated Statement of Operations.

Premiums Earned. The Company earned $37,817,000 of premiums on insurance business of Independence American for fiscal 2003.

Net Investment Income. Net investment income increased $237,000 to $1,967,000 for fiscal 2003, compared to $1,730,000 for fiscal 2002, mainly due to a higher yield from investments in fixed maturities in 2003. Investment income in 2002, although based on greater assets, was at a lower yield due to the shorter duration of the investments.

Net Realized Gains. The Company realized net gains of $330,000 from sales of its investments for fiscal 2003. Decisions to sell securities are based on cash flow needs, investment opportunities, and economic and market conditions, thus creating fluctuations in gains or losses from period to period.

MGU Fee Income. The Company earned $15,427,000 of fee income from its MGUs for fiscal 2003. Of this amount $2,619,000 relates to MGU profit sharing revenues.

Selling, General and Administrative. Selling, general, and administrative expenses increased $12,406,000 to $19,724,000 for fiscal 2003, compared to $7,318,000 for fiscal 2002. The increase is primarily due to commission expense recorded by Independence American and operating expenses from the MGUs. Selling, general, and administrative expenses for the 3 MGUs were $7,882,000 and commission expense for Independence American was $10,660,000 for fiscal 2003.

Insurance Benefits, Claims and Reserves. Insurance benefits, claims and reserves amounted to $23,312,000 related to the premiums earned by Independence American for fiscal 2003.

Amortization and Depreciation. Amortization and depreciation expense increased $1,822,000 to $2,011,000 for fiscal 2003, compared to $189,000 for fiscal 2002. The expense for fiscal 2003 mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These intangible assets were acquired as part of the acquisitions of IAHC and Marlton.

Non-Cash Compensation Expense Related to Stock Options. The Company recognized non-cash compensation expense related to stock options of $141,000 for fiscal 2003. This expense relates to the fair value of options issued in 2003 accounted for under SFAS No. 123. The expense for fiscal 2002 of $1,466,000 relates to options accounted for under APB 25.

Income Taxes. The Company had a benefit of income taxes of $2,993,000 for fiscal 2003. This includes a benefit of $4,466,000 due to a reduction of the valuation allowance. In 2003, the Company further reduced the valuation allowance relating to the deferred tax asset, which caused a corresponding increase in such deferred tax asset. The valuation allowance relates to the possibility that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs"). AMIC periodically reviews the valuation allowance to determine the reasonableness of the amount, and previously reduced it in connection with the Company's acquisitions in 2002 and 2003. Based upon AMIC's profitability in 2003 and projected continuing profitable results, it was management's view that it was appropriate to further reduce the valuation allowance in the fourth quarter of 2003, which resulted in an increase in net income and income from continuing operations.

The Company's tax year end is September 30, and, for the first nine months of 2003, AMIC had a recovery for federal income taxes arising from losses in the fourth quarter of 2002. These losses were fully applied, and the Company began to utilize its NOLs, in the fourth quarter of 2003. As long as AMIC utilizes these NOLs, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes. In the first nine months of 2003, AMIC did not have any provision for federal income taxes on its income statement due to losses arising in the fourth quarter of 2002. Starting in the fourth quarter of 2003, the Company had a provision for federal income taxes of $920,000 on its income statement, and the utilization of its NOLs reduced the deferred tax asset on its balance sheet. The Company also had a provision for state income taxes of $504,000 for fiscal 2003.

Provision for Impaired Assets. The Company recognized a charge of $352,000 for the year ended September 30, 2002, as a result of writing off its accounting software. In light of its reduced operations, the Company changed to an off-the-shelf accounting software.

Restructuring Expense. The Company recognized a restructuring charge for the year ended September 30, 2001, related to the downsizing of its corporate headquarters' staff. The charge in the amount of $3,900,000 was recognized as restructuring expense and primarily consisted of termination payments for affected employees. The Company increased the restructuring reserve by $152,000 for fiscal 2003 and $502,000 for the year ended September 30, 2002, respectively, as a result of additional estimated lease termination costs associated with Company's headquarters. At December 31, 2003 and September 30, 2002, a restructuring accrual of $866,000 and $1,446,000, respectively, remained outstanding.

Loss on Equity Investments. The Company recognized a loss on disposition of equity investments of $733,000 for fiscal 2002, consisting of $253,000 related to 1,000,000 SkyNet Global Limited common stock shares and $480,000 related to the 400,000 SkyNet Global Limited preference stock shares.

Gain (Loss) Attributed to Discontinued Operations. The Company recognized a $110,000 gain on discontinued operations for fiscal 2003, compared to a $5,926,000 loss attributed to discontinued operations for fiscal 2002. For the year ended September 30, 2002, the loss attributed to discontinued operations consisted of a $3,120,000 loss on disposition of Interlace, a $1,829,000 loss from operations of Intellicom, a $1,127,000 loss on disposition of Micrographic Technology Corporation ("MTC"), as a result of a preliminary arbitration decision related to a dispute with Applications Informatiques Multimedia and a dispute related to the sale of MTC to Global Information Distribution GmbH, a $900,000 gain on disposition of ISP Channel, resulting from the lower than anticipated costs of closing ISP Channel, and a $750,000 loss on disposition of Aerzone, resulting from a court decision related to a breach of contract and other legal matters. The gain of $110,000 in 2003 is primarily attributable to lower than expected interest and expenses with regard to an arbitration award, substantially offset by additional reserves on Intellicom related to the lease obligations of the Livermore facility due to difficulty in subletting the facility as compared to original expectations.

Net Income/Loss. The Company had net income of $12,671,000, or $1.50 per share, diluted, for fiscal 2003, compared to a net loss of $14,756,000, or a net loss per share of $1.76, diluted, for the year ended September 30, 2002.

Results of Operations for the Fiscal Year Ended September 30, 2002, Compared to the Fiscal Year Ended September 30, 2001

Net Investment Income. Net investment income decreased $4,584,000 to $1,730,000 for fiscal 2002, compared to $6,314,000 for fiscal 2001, as a result of lower interest rates, a decrease in cash and cash equivalent, and short-term investments.

Selling, General and Administrative. Selling, general and administrative expenses decreased $2,698,000 to $7,318,000 for the year ended September 30, 2002, compared to $10,016,000 for the year ended September 30, 2001, primarily due to staff reductions associated with the December 28, 2000 corporate restructuring plan.

Amortization and Deprecation. Amortization and depreciation decreased $161,000 to $189,000 for the year ended September 30, 2002, compared to $350,000 for the year ended September 30, 2001, primarily due to sales and disposal of property.

Non-Cash Compensation Expense (Benefit) Related to Stock Options. The Company recognized a non-cash compensation expense related to stock options of $1,466,000 for the year ended September 30, 2002, compared to non-cash compensation benefit related to stock options of $807,000 for the year ended September 30, 2001. For the year ended September 30, 2002 and 2001, non-cash compensation expense/benefit related to stock options issued to employees primarily relates to the amortization of deferred stock compensation resulting from below market value stock options granted between October 1998 and March 1999, accounted for under APB 25.

Provision for Impaired Assets. The Company recognized a charge of $352,000 for the year ended September 30, 2002, as a result of writing off its accounting software. In light of its reduced operations, the Company changed to an off-the-shelf accounting software.

Restructuring Expense. The Company recognized a restructuring charge for the year ended September 30, 2001, related to a plan to downsize its corporate headquarter staff. The charge in the amount of $3,900,000 was recognized as restructuring expense and primarily consisted of termination payments for affected employees. The Company increased the restructuring reserve by $502,000 for the year ended September 30, 2002, as a result of additional estimated lease termination costs associated with the Company's headquarters. At September 30, 2002, a restructuring accrual of $1,446,000 remained outstanding.

Loss on Equity Investment. The Company recognized a loss on disposition of equity investments of $733,000 for the year ended September 30, 2002, consisting of $253,000 related to the 1,000,000 SkyNet Global Limited common stock shares and $480,000 related to the 400,000 SkyNet Global Limited preference stock shares. For the year ended September 30, 2001, the Company recognized a charge of $17,195,000, consisting of a $768,000 write down of a note receivable and related interest associated with the sale of Big Sky Network Canada, Limited common shares to China Broadband Corporation, and $16,427,000 of write-downs and realized losses related to various short-term and long-term equity investments.

Equity in Net Losses of Investee Companies. The Company recognized equity in net losses of investee companies of $394,000 for the year ended September 30, 2001. The Company did not incur any equity in net losses of investee companies for the year ended September 30, 2002, as a result of the sale and write offs of investee companies accounted for under the equity method for the year ended September 30, 2001.

Income Taxes. The Company made no provision for income taxes for the year ended September 30, 2002 and 2001, as a result of the Company's continuing losses.

Loss Attributed to Discontinued Operations. The Company recognized a $5,926,000 loss attributed to discontinued operations for the year ended September 30, 2002, compared to a loss of $34,455,000 for the year ended September 30, 2001. For the year ended September 30, 2002, the loss attributed to discontinued operations consisted of a $4,949,000 loss from operations of Intellicom, a $1,127,000 loss on disposition of Micrographic Technology Corporation ("MTC"), as a result of a preliminary arbitration decision related to a dispute with Applications Informatiques Multimedia and a dispute related to the sale of MTC to Global Information Distribution GmbH 9"GID"), a $900,000 gain on disposition of ISP Channel, resulting from the lower than anticipated costs of closing ISP Channel, and a $750,000 loss on disposition of Aerzone, resulting from a superior court decision related to a breach of contract and other legal matters. For the year ended September 30, 2001, the loss attributed to discontinued operations consisted of a $29,557,000 net loss from the operations of Intellicom, a $10,008,000 gain due to the revision of the loss on disposition of ISP Channel, resulting from lower than anticipated costs of closing ISP Channel, and a $14,906,000 loss on disposition of Aerzone, resulting primarily from the reduction of the estimated sales proceeds of Laptop Lane.

Extraordinary Item-Gain on Settlement of Obligation. The Company recognized a gain of $1,326,000 for the year ended September 30, 2001, resulting from the cash payment made in lieu of the Company's obligation to pay off the 8.5% promissory note and interest, and to settle business acquisition liabilities to former Intellicom stockholders with common stock.

Net Loss. The Company had a net loss of $14,756,000, or a net loss per share of $1.76, for the year ended September 30, 2002, compared to a net loss of $57,647,000, or a net loss per share of $7.35, for the year ended September 30, 2001.

TRANSITION PERIOD ANALYSIS

Result of Operations for the Quarter Ended December 31, 2002, Compared to the Quarter Ended December 31, 2001

Premiums Earned. The Company earned $1,636,000 of premiums on insurance business of Independence American for the six weeks ended December 31, 2002.

Net Investment Income. Interest income decreased $324,000 to $292,000 for the quarter ended December 31, 2002, compared to $616,000 for the three months ended December 31, 2001, as a result of lower interest rates, and a decrease in cash, cash equivalents, and investments, available-for-sale due to the funding of losses from the Internet operations and the purchase of IAHC.

MGU Fee Income. The Company earned $713,000 of fee income from its MGUs for the six weeks ended December 31, 2002 of this amount, $6,000 was from MGU profit sharing revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $3,451,000, to $4,865,000 for the quarter ended December 31, 2002, compared to $1,414,000 for the quarter ended December 31, 2001. The increase is primarily due to estimated final expenses resulting from staff reductions associated with the December 28, 2000 corporate restructuring plan, the closing of the corporate headquarters in San Francisco and expenses related to corporate legal settlements and arbitration awards.

Insurance Benefits, Claims and Reserves. Insurance benefits, claims and reserves amounted to $989,000 related to the premium earned by Independence American for the six weeks ended December 31, 2002.

Loss on Equity Investments. The Company recognized a loss on equity investment of $1,000,000 for the three months ended December 31, 2002 as a result of the write-off of a preferred stock investment. The Company did not incur a net loss on its equity investments in investee companies for the quarter ended December 31, 2001.

Amortization and Depreciation. Amortization and depreciation expense increased $175,000 to $240,000 for the quarter ended December 31, 2002, compared to $65,000 for the quarter ended December 31, 2001. The expense for December 31, 2002 relates to the amortization of the intangible asset for the value of third party administrators of the MGUs. This asset was part of the purchase accounting adjustments for the acquisition of IAHC.

Non-Cash Compensation Expense (Benefit) Related to Stock Options. The Company recognized a non-cash compensation expense related to stock options of $632,000 for the quarter ended December 31, 2002. This expense is broken up into two components: an expense of $570,000 relating to the fair value of options issued for the three months ended December 31, 2002 accounted for under SFAS No. 123. (SFAS No. 123 was adopted as of October 1, 2002); and an expense of $62,000 for options issued prior to October 1, 2002 accounted for under the intrinsic value method of Accounting Principles Board #25 ("APB 25"). The expense for the three months ended December 31, 2001 of $405,000 relates to options accounted for under APB 25.

Restructuring Expense. The Company recognized a restructuring expense of $538,000 for the quarter ended December 31, 2002, related to the plan to close its corporate headquarters in San Francisco, California.

Income Taxes. The Company made no provision for federal income taxes for the quarter ended December 31, 2002 and 2001, as a result of the Company's continuing losses. For the quarter ended December 31, 2003, the Company recorded a $1,000 provision for state and local taxes attributed to IAHC.

Loss from Discontinued Operations. As a result of the decision by the Board of Directors to discontinue the operations of Intellicom on March 29, 2002, the loss on operations for the quarter ended December 31, 2001 of $928,000 has been reclassified as loss from discontinued operations.

Loss on Disposition. Loss on disposition increased $885,000 to $1,475,000 for the quarter ended December 31, 2002, compared to $590,000 for the quarter ended December 31, 2001. The loss is primarily attributable to an arbitration award on MTC, a settlement on Aerzone, and additional reserves on Intellicom related to the lease obligations of the Livermore facility.

Net Loss. The Company had a net loss of $7,052,000, or a net loss per share of $0.84, for the quarter ended December 31, 2002, compared to a net loss of $2,780,000, or a net loss per share of $0.33, for the three months ended December 31, 2001. There was no gain or loss from discontinued operations for the quarter ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of continuing operations for the fiscal year ended December 31, 2003 was $14,713,000. This results from net income of $12,671,000, a gain of $110,000 from discontinued operations and a net decrease in the remaining assets and liabilities of $2,152,000 which includes several non-cash items including stock compensation expense of $141,000, realized gains of $330,000 and amortization and depreciation expense of $2,011,000. Net cash used in operating activities of discontinued operations was $2,960,000.

Net cash used by investing activities of continuing operations for the fiscal year ended December 31, 2003 was $17,106,000. This use of cash results from the acquisition of Marlton for $16,102,000, and net cash used of $1,002,000 from purchases of all other investments, net of purchases.

Net cash provided by financing activities for the fiscal year ended December 31, 2003 was $132,000, resulting from the exercise of common stock options.

The Company believes it has sufficient cash to meet its presently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments.

LIQUIDITY

The Company normally generates cash flow from (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments. Such cash flow is partially used to finance liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations that are calculated using certain assumed interest rates.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Company's investment assets, approximately 99% was invested in investment grade fixed income securities, resale agreements, policy loans and cash and cash equivalents at December 31, 2003. Also at such date, approximately 97% of the Company's fixed maturities were investment grade. These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2003, approximately 3% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities. Investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets. The Company does not have any non-performing fixed maturities.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company's gross unrealized losses on fixed maturities totaled $401,000 at December 31, 2003. Substantially all of these securities were investment grade. The remaining unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2003. The Company holds all securities as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).

Risk Management

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2003:
	Estimated Fair	Estimated Change
Change in Interest Rates	Value	In Fair Value
	(in millions)
200 basis point rise	$27.7	(3.3)
100 basis point rise	29.4	(1.6)
Base scenario	31.0	-
100 basis point decline	32.4	1.4
200 basis point decline	34.0	3.0

The Company monitors its investment portfolio on a continuous basis and believes that the liquidity of the Company will not be adversely affected by its current investments.

In the Company's analysis of the asset-liability model, a 100 to 200 basis point change in interest rates on the Company's liabilities would not be expected to have a material adverse effect on the Company. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Balance Sheet

Total investments decreased $2,652,000 to $38,258,000 at December 31, 2003 from $40,910,000 at September 30, 2002, largely due to the use of cash to acquire Marlton, particularly offset by the growth in business 2003. The $17,858,000 increase in insurance policy benefits reflects growth in the business. The $6,463,000 increase in total stockholders' equity is mainly due to net income generated in the three months ended December 31, 2002 and during fiscal 2003.

The Company had net receivables from reinsurers of $4,299,000 at December 31, 2003. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. No allowance for doubtful accounts was deemed necessary at December 31, 2003.

CAPITAL RESOURCES

Due to its strong capital ratio and excellent asset quality and credit-worthiness, the Company remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable

The Company has expected contractual obligations relating to non-cancelable leases of the following at December 31, 2003:

Year Ending December 31:

2004	$1,051
2005	852
2006	419
2007	428
2008	232
2009 and after	512
Total	$3,494

Under certain circumstances set forth in the Limited Liability Company Agreement of Marlton, the Company has the right and/or obligation to purchase some or all of the minority interests in Marlton.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair value) or as available-for-sale (carried at fair value). The Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a change in net unrealized loss of $ 60,000, reflecting net unrealized loss of $66,000 at December 31, 2003 from net unrealized losses of $6,000 at September 30, 2002. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

OUTLOOK

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 24 states. Currently, Independence American reinsures medical stop-loss produced by IHC and other carriers. Independence American has entered into reinsurance treaties with Standard Life and Madison Life which run through December 31, 2014, under which Independence American receives at least 15% of their medical stop-loss business. Standard Life and Madison Life have increased the amount ceded to Independence American under several programs in 2004.

Independence American is also positioning itself to be an issuing carrier of medical stop-loss. Currently, it has approved employer medical stop-loss policies in 15 states and approved provider excess loss policies in 13 states. Independence American anticipates writing more provider business in 2004. Independence American is actively seeking more licenses and product approvals, and has also positioned itself to be an issuing carrier of employer medical stop loss at the appropriate time (through the AMIC MGUs and otherwise) to augment its reinsurance operations.

Independence American is already IHC's largest reinsurer, and will become even larger in 2004. Independence American, which has been licensed in New York for many years, is also filing policies in order to write a short-term statutory disability benefit product ("DBL") in New York.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"  which requires an issuer of mandatory redeemable financial instruments to classify such instruments as a liability and to measure such liability at its present value, using the rate implicit at the inception of the contract. In addition, all future dividends paid to holders of those instruments are to be reflected as interest cost. As originally issued, SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003 for financial instruments that were in existence prior to May 31, 2003. However, the effective date of the statement's provisions related to the classification and measurement of certain mandatory non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Upon adoption of SFAS No. 150, transition is achieved by reporting the difference (if any) between the measurement of the liability upon adoption and the previous carrying value as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 did not have any effect on the Company's consolidated financial statements

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. Provisions that relate to Statement 133 implementation issues that have been effective for fiscal quarters than began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Under SFAS No. 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").  This interpretation requires that certain disclosures be made by a guarantor in its financial statements about its obligations under guarantees, effective for financial statements for periods ending after December 15, 2002.  FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2003.  The disclosure and recognition requirements did not have a material impact on the Company's consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE").  FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003.  The Company is required to apply FIN 46R to special-purpose entities as of December 31, 2003 and to other VIEs no later than as of March 31, 2004.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change.  The adoption of FIN 46R as of December 31, 2003 did not have a material impact on the Company.  The Company held no interests in VIEs that were required to be consolidated under FIN 46R as of December 31, 2003.

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those anticipated. Set forth below are important factors that could cause the Company's results, performance or achievements to differ materially from those in any forward-looking statements made by or on behalf of the Company.

FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

The risks and uncertainties described below are not the only ones that the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company's business operations. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company's common stock could decline.

COMPANY RISKS

IHC Will Exercise Significant Influence Over the Company's Business and Affairs, Which May Result in Potential Conflicts of Interest Between IHC and the Company; Reliance on IHC's Expertise

The Company's operations are being directed by IHC management and employees, which may result in potential conflicts of interest between IHC and the Company. For example, a conflict may arise if IHC were to engage in activities or pursue corporation opportunities that overlap with the Company's business. Because IHC's management will also constitute the Company's management, these individuals will have fiduciary duties to both companies, which could result in conflicts of interest, including the Company foregoing opportunities or taking actions that disproportionately benefit IHC. IHC will also have at least two representatives on the Company's Board of Directors who will have similar conflicts of interest. In addition, the Company is relying upon the management and expertise of officers of IHC who also serve as officers of the Company.

The Occurrence of Various Events May Adversely Affect the Company's Ability to Utilize Fully Its Tax Net Operating Loss Carryforwards.

The Company has U.S. federal tax net operating loss carryforwards of approximately $287 million, which may be used against any profits from the Company's business. However, events outside of the control of the Company or IHC, such as certain acquisitions and dispositions of the Company's common stock, may limit the use of all or a portion of the Company's tax net operating loss carryforwards. If such events were to occur, the Company's expectation of using its tax net operating loss carryforwards against potential profits would not be realized and the Company could potentially have a higher tax liability in the future than it would otherwise have had.

Results May Fluctuate as a Result of Factors Generally Affecting the Insurance and Reinsurance Industry

The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause results to fluctuate. The industry's and the Company's financial condition and results of operations may be affected significantly by:

    Fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of loss amounts;

    Rising levels of actual costs that are not known by companies at the time they price their products;

    Events like the September 11, 2001 attacks, which affected the insurance and reinsurance markets generally;

    Changes in reserves resulting from different types of claims that may arise an the development of judicial interpretations relating to the scope of insurers' liability; and

    The overall level of economic activity and the competitive environment in the industry.

Decrease in Rates for Accident and Health Reinsurance and Insurance Could Reduce Net Income

Independence American, the Company's insurance subsidiary, primarily reinsures accident and health insurance. Rates for accident and health insurance and reinsurance are influenced primarily by factors that are outside of Independence American's control and historically have been highly cyclical. Any significant decrease in the rates for accident and health insurance or reinsurance could reduce the Company's net income.

If the Rating Agencies Downgrade Independence American, the Company's Results of Operations and Competitive Position in the Industry May Suffer

Ratings are an important factor in establishing the competitive position of insurance companies. Independence American is rated B+ (Very Good) by A.M. Best Company, Inc., whose ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders, and are not evaluations directed to investors. The rating of Independence American is subject to periodic review by A.M. Best Company, Inc., and the Company is not assured of the continued retention of this rating. If A.M. Best Company, Inc. reduces Independence American's ratings from its current levels, the Company's business would be adversely affected.

The Company's Loss Reserves are Based on an Estimate of Its Future Liability, and if Actual Claims Prove to be Greater Than Reserves, the Company's Results of Operations and Financial Condition May be Adversely Affected.

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of its general expenses, for reported and unreported claims incurred as of the end of each accounting period. Because setting reserves is inherently uncertain, the Company cannot assure that current reserves will prove adequate in light of subsequent events. If the Company reserves are insufficient to cover its actual losses and loss adjustment expenses, it would have to augment its reserves and incur a charge to its earnings, and these charges could be material. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what the Company expects the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on the Company's assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting lag between the occurrence of the insured event and the time it is reported. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed.

Inability to Assess Underwriting Risk Accurately Could Reduce Its Net Income

The Company's success is dependent on its ability to assess accurately the risks associated with the businesses on which the risk is retained. If the Company fails to assess accurately the risks it retains, it may fail to establish the appropriate premium rates and its reserves may be inadequate to cover its losses, requiring augmentation of the Company reserves, and a reduction in future profit commissions which in turn could reduce net income.

If the Company is Unsuccessful in Competing Against Larger or More Well-Established Competitors, Its Results of Operations and Financial Condition Will Be Adversely Affected

The Company's industry is highly competitive and has experienced severe price competition from time to time over the last several years. The Company faces competition from domestic and international insurance and reinsurance companies, underwriting agencies, and from diversified financial services companies that are significantly larger than the Company. Some of these competitors have greater financial, marketing and other resources, have been operating longer than the Company and have established long-term and continuing business relationships through the industry, which can be a significant competitive advantage. In addition to competition in the operation of its business, the Company faces competition from a variety of sources in attracting and retaining qualified employees. The Company cannot assure that it will maintain its current competitive position in the markets in which it operates, or that it will be able to expand its operations into new markets and compete effectively in the future. If the Company fails to do so, its business could be materially adversely affected.

If the Company Fails to Comply with Extensive State and Federal Regulations, It Will Be Subject to Penalties, Which May Include Fines and Suspension and Which May Adversely Affect its Results of Operations and Financial Condition.

The Company is subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This regulation, generally administered by a department of insurance in each state in which it does business, relates to, among other things:

  Approval of policy forms and premium rates;

  Standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

  Licensing of insurers and their agents;

  Restrictions on the nature, quality and concentration of investments;

  Restrictions on the ability of Independence American's to pay dividends to the Company;

  Restrictions on transactions between insurance companies and their affiliates;

  Restrictions on the size of risks insurable under a single policy;

  Requiring deposits for the benefit of policyholders;

  Requiring certain methods of accounting;

  Periodic examinations of the Company's operations and finances;

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

Recently adopted federal financial services modernization legislation is expected to lead to additional federal regulation of the insurance industry in the coming years. The Company's business depends on compliance with applicable laws and regulations and its ability to maintain valid licenses and approvals for its operations. Regulatory authorities have broad discretion to grant, renew, or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation or regulations. In some instances, the Company follows practices based on its interpretations of regulations, or those that it believes to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If the Company does not have the requisite licenses and approvals and does not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend it from carrying on some or all of its activities or otherwise penalize it. That type of action could have a material adverse effect on its business. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on the Company's business.

Certain Proposed Federal and State Legislation May, if Adopted, Adversely Affect the Company's Reinsurance of Medical Stop-Loss.

Individuals who obtain health coverage through self-insured plans cannot currently sue their employer in state court for punitive or compensatory damages, but can seek legal recourse in federal court where an employer can be ordered to cover a wrongfully-denied benefit. In the continuing debate over health care reform, certain federal and state legislation has been proposed which could have the effect of making plan sponsors, administrators, or certain other parties liable for punitive damages in state court. While the Company cannot predict whether any of these proposals will be adopted or what, if any, impact enactment of any of these would have on its reinsurance of medical stop-loss, the number of employers offering health benefits or choosing self-insured plans could be reduced, plans could increase the portion paid by employees (thereby reducing participation), pricing and coverage options could be affected, and the Company could be faced with greater liability exposure.

Decreases in the Fair Market Value of Fixed Income Securities May Greatly Reduce the Value of the Company's Investment Portfolio, and as a Result, the Company's Financial Condition May Suffer

At December 31, 2003, $31.0 million of the Company's $38.3 million investment portfolio was invested in fixed income securities. The fair market value of these fixed income securities and the investment income from these fixed income securities fluctuate depending on general economic and market conditions. With respect to the Company's investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by the Company from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Historically, the impact of market fluctuations has affected the Company's financial statements. Because all of the Company's fixed income securities are classified as available for sale, changes in the fair market value of the Company's securities are reflected in the Company's other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations and economic conditions could aversely affect the Company's stockholders' equity, total comprehensive income (loss) and/or cash flows.

Regulatory Restrictions Limit the Company's Ability to Obtain Dividends from Independence American

One of the Company's principal assets through its ownership of IAHC, is the shares of capital stock of Independence American. The Company may rely on dividends from Independence American to meet its obligations for paying principal and interest on outstanding debt obligations, dividends to stockholders and corporate expenses. The payment of dividends by Independence American is subject to regulatory restrictions and will depend on the surplus and future earnings of Independence American, as well as the regulatory restrictions. As a result, should the Company's other sources of funds prove to be inadequate. The Company may not be able to receive dividends from Independence American at times and in amounts necessary to meet its obligations.

Prospective Anti-Takeover Provisions Could Negatively Impact the Company's Stockholders

The Company is a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may discourage or delay a change in control of the Company, make a change in control the Company more difficult or prevent the removal of incumbent directors. In addition, the Company's certificate of incorporation and bylaws contain certain provisions that have the same or a similar effect. These provisions may have a negative impact on the price of the Company's common stock and may discourage third-party bidders from making a bid for the Company or may reduce any premiums paid to stockholders for their common stock.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion of interest rate risk under "Risk Management" in Item 7.

Item 8. Financial Statements and Supplementary Data

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Independent Auditors' Report	27
Consolidated Balance Sheets as of December 31, 2003 and September 30, 2002	28
Consolidated Statements of Operations for the fiscal years ended December 31, 2003,
September 30, 2002 and 2001, and for the three months ended December 31, 2002	29
Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 2003,
September 30, 2002 and 2001, and for the three months ended December 31, 2002	30
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2003,
September 30, 2002 and 2001, and for the three months ended December 31, 2002	31
Notes to Consolidated Financial Statements	32

Independent Auditors' Report

The Board of Directors and Stockholders
American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. (formerly SoftNet Systems, Inc.) and subsidiaries ("the Company") as of December 31, 2003 and September 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2003, for the three months ended December 31, 2002 and for the years ended September 30, 2002 and 2001. In connection with our audits of the financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and September 30, 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, the three months ended December 31, 2002 and the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in the three months ended December 31, 2002.

March 2, 2004

/s/ KPMG LLP

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)
	DECEMBER 31,	SEPTEMBER 30,
	2003	2002
ASSETS:
Investments:
Short-term investments, at fair value	$5,817	$40,900
Fixed maturities, at fair value	30,964	-
Equity securities, at fair value	1,477	10

Total investments	38,258	40,910

Cash and cash equivalents	2,360	21,149
Restricted cash	15,788	800
Accounts and notes receivable net of allowance for
doubtful accounts of $37 and $0	150	2,204
Accrued investment income	362	96
Premiums receivable	1,423	-
Fixed assets	619	70
Deferred tax	15,990	-
Reinsurance receivable	4,299	-
Goodwill	23,668	-
Intangible assets	2,747	-
Accrued fee income	3,092	-
Other assets	3,335	5,585
Total assets	$112,091	$70,814

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance policy benefits	$17,858	$-
Claim funds	14,988	-
Amount due to brokers	120	-
Accounts payable, accruals and other liabilities	2,567	1,853
Income taxes	170	-
Restructuring accrual	866	1,446
Net liabilities associated with discontinued operations	1,368	3,850

Total liabilities	37,937	7,149

Minority interest	4,026	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value, 1,000 shares
designated no shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares
authorized; 9,185,695 and 9,158,067 shares issued
and 8,422,195 and 8,394,567 shares outstanding, respectively	92	92
Additional paid-in-capital	478,623	477,798
Accumulated other comprehensive income (loss)	(66)	(6)
Deferred stock compensation	-	(79)
Treasury stock, at cost, 2,290,500 shares	(9,137)	(9,137)
Accumulated deficit	(399,384)	(405,003)

TOTAL STOCKHOLDERS' EQUITY	70,128	63,665
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$112,091	$70,814

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year	Quarter	Year
	Ended December 31,	Ended December 31,	Ended September 30,
	2003	2002	2002	2001
REVENUES:
Premiums earned	$37,817	$1,636	$-	$-
Net investment income	1,967	292	1,730	6,314
Net realized gains	330	12	-	-
MGU fee income	15,427	713	-	-
Other income	12	35	-	216

	55,553	2,688	1,730	6,530
EXPENSES:
Selling, general and administrative, exclusive of
non-cash compensation expense	19,724	4,865	7,318	10,016
Insurance benefits, claims and reserves	23,312	989	-	-
Loss on equity investments	-	1,000	733	17,195
Provision for impaired assets	-	-	352	-
Equity in net loss of investee company	-	-	-	394
Amortization and depreciation	2,011	240	189	350
Non-cash compensation expense (benefit) related
to stock options	141	632	1,466	(807)
Restructuring expense	152	538	502	3,900
Minority interest	645	-	-	-

	45,985	8,264	10,560	31,048

Income (loss) from continuing operations before income tax	9,568	(5,576)	(8,830)	(24,518)
Benefit (provision) for income taxes	2,993	(1)	-	-

Income (loss) from continuing operations	12,561	(5,577)	(8,830)	(24,518)

Discontinued Operations:
Loss from discontinued operations	-	-	(1,829)	(29,557)
Gain (loss) on disposition	110	(1,475)	(4,097)	(4,898)
Extraordinary Item:
Gain on settlements of outstanding obligations	-	-	-	1,326

Net income (loss)	$12,671	$(7,052)	$(14,756)	$(57,647)

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.50	$(.66)	$(1.05)	$(2.94)
Loss from discontinued operations	-	-	(.22)	(3.54)
Income (loss) on disposition of discontinued operations	.01	(.18)	(.49)	(.59)
Extraordinary Item	-	-	-	.16
Net income (loss) applicable to common shares	$1.51	$(.84)	$(1.76)	$(6.91)

Shares used to compute basic income (loss) per share	8,411	8,395	8,393	8,341

Diluted income (loss) per common share:
Income (loss) from continuing operations	$1.49	$(.66)	$(1.05)	$(2.94)
Loss from discontinued operations	-	-	(.22)	(3.54)
Income (loss) on disposition of discontinued operations	.01	(.18)	(.49)	(.59)
Extraordinary Item	-	-	-	.16
Net income (loss) applicable to common shares	$1.50	$(.84)	$(1.76)	$(6.91)

Shares used to compute diluted income (loss) per share	8,465	8,395	8,393	8,341

See the accompanying to consolidated financial statements.

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Accumulated
			Additional	Deferred	Other				Total
	Common Stock		Paid	Stock	Comprehensive	Accumulated	Treasury Stock		Stockholders		Comprehensive
	Shares	Amount	In Capital	Compensation	Income (Loss)	Deficit	Shares	Amount	Equity		Income(Loss)

Balance, September 30, 2000	9,507,824	$88	$503,978	$(28,577)	$(696)	$(332,600)	136,500	$(2,279)	$139,914	$
Common stock shares issued in connection with:
Acquisition of Laptop Lane Limited
(Performance Shares)	27,016	-	332	-	-	-	-	-	332
Acquisition of Intelligent Communications, Inc.	-	-	-	-	-	-	-	-	-
Anniversary Shares	15,349	-	92	-					92
Repayment of long-term debt	17,958	-	107	-	-	-	-	-	107
Affiliate agreement termination settlement				-	-	-	-	-	-
Mediacom LLC (Returned Shares)	(700,000)	-	-	-	-	-	-	-	-
Affiliate agreement termination settlement,				-	-	-	-	-	-
Mediacom LLC	266,666	3	1,497	-	-	-	-	-	1,500
Cable incentive program	186	-	-	-	-	-	-	-	-
Employee stock purchase plan	18,926	1	99	-	-	-	-	-	100
Common stock repurchased	-	-	-	-	-	-	627,000	(6,858)	(6,858)
Reversal of deferred stock compensation charge							-	-	-
due to employee termination	-	-	(28,242)	28,242	-	-	-	-	-
Amortization of deferred stock compensation	-	-	-	(1,310)	-	-	-	-	(1,310)
Unrealized gains on securities	-	-	-	-	236	-	-	-	236		236
Foreign current translation adjustment	-	-	-	-	(20)	-	-	-	(20)		(20)
Net loss	-	-	-	-	-	(57,647)	-	-	(57,647)		(57,647)
Balance, September 30, 2001	9,153,925	92	477,863	(1,645)	(480)	(390,247)	763,500	(9,137)	76,446		(57,431)
Common stock shares issued in connection with:
Acquisition of Intelligent Communications, Inc.:
Anniversary Shares	4,142	-	-	-	-	-	-	-	-
Reversal of deferred stock compensation charge
due to employee termination	-	-	(65)	65	-	-	-	-	-
Amortization of deferred stock compensation	-	-	-	1,501	-	-	-	-	1,501
Unrealized gains on securities	-	-	-	-	458	-	-	-	458		458
Foreign currency translation adjustment	-	-	-	-	16	-	-	-	16		16
Net loss	-	-	-	-	-	(14,756)	-	-	(14,756)		(14,756)
Balance, September 30, 2002	9,158,067	92	477,798	(79)	(6)	(405,003)	763,500	(9,137)	63,665		(14,282)
Amortization of deferred stock compensation	-	-	-	62	-	-	-	-	62
FAS123 stock compensation charge	-	-	570	-	-	-	-	-	570
Unrealized gains (Losses) on Securities	-	-	-	-	22	-	-	-	22		22
Net Loss	-	-	-	-	-	(7,052)	-	-	(7,052)		(7,052)
Balance, December 31, 2002	9,158,067	92	478,368	(17)	16	(412,055)	763,500	(9,137)	57,267		(7,030)
Amortization of deferred stock compensation	-	-	-	17	-	-	-	-	17
Unrealized losses on securities	-	-	-	-	(82)	-	-	-	(82)		(82)
Exercise of Options	27,779	-	132	-	-	-	-	-	132
SFAS 123 stock compensation charge	-	-	123	-	-	-	-	-	123
Effect of one-for-three reverse split	(151)	-	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	12,671	-	-	12,671		12,671
Balance, December 31, 2003	9,185,695	$92	$478,623	$-	$(66)	$(399,384)	763,500	$(9,137)	$70,128		$12,589

See accompanying notes to consolidated financial statements.

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Quarter Ended	Year Ended
	December31,	December	September 30,
	2003	31, 2002	2002	2001
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$12,671	$(7,052)	$(14,756)	$(57,647)
Adjustment to net income (loss):
Net realized gains	(330)	(12)	-	-
Loss from discontinued operations	-	-	1,829	29,557
(Gain) loss on disposal of discontinued operations	(110)	1,475	4,097	4,898
Restructuring expense	152	538	502	3900
Loss on equity investments	-	1,000	733	17,195
Provision for impaired assets	-	-	352	-
Amortization and depreciation	2,011	240	189	350
Non-cash stock compensation expense (benefit)	141	632	1,466	(807)
Equity in net loss of investee company	-	-	-	394
Gain on settlements of outstanding obligation	-	-	-	(1,326)
Other	74	1005	66	(118)
Change in other assets and liabilities
Change in policy liabilities	10,804	545	-	-
Change in net amounts due from and to reinsurers	(622)	957	-	-
Change in accrued fee income	(2,570)	-	-	-
Change in premiums receivable	(1,423)	-	-	-
Change in income tax liabilities	(350)	(53)	-	-
Change in other assets and other liabilities	(5,735)	3,816	(1,903)	(8,169)

Net cash from operating activities of continuing operations	14,713	3,091	(7,425)	(11,773)
Net cash from operating activities of discontinued operations	(2,960)	(887)	(4,721)	(70,845)
Net cash from operating activities	11,753	2,204	(12,146)	(82,618)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of short-term investments	(6,536)	-	-	-
Sales and maturities of short-term investments	700	41,164	19,795	57,092
Change in resale and repurchase agreements	13,874	(13,874)	-	-
Change in amounts due to and from brokers	120	4,784	-	-
Sales and maturities of fixed maturities	98,858	711	-	-
Purchases of fixed maturities	(117,570)	(5,125)	-	-
Purchases of equity securities	(1,118)	-	-	(766)
Sales of equity securities	668	-	-	250
Sales (purchases) of interest in partnerships	10,000	(10,000)	-	-
Acquisitions of companies, net	(16,102)	(33,495)	-	-
Other	-	63	46	329

Net cash from investing activities of continuing	(17,106)	(15,772)	19,841	56,905
Net cash from investing activities of discontinued	-	-	(2)	10,351
Net cash from investing activities	(17,106)	(15,772)	19,839	67,256

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	-	-	(1,444)	(3,150)
Proceeds from employee stock purchase plan	-	-	-	100
Purchase of treasury stock	-	-	-	(6,858)
Proceeds from exercise of stock options	132	-	-	-

Net cash from financing activities of continuing	132	-	(1,444)	(9,908)
Net cash from financing activities of discontinued operations	-		(60)	(4,501)
Net cash from financing activities	132	-	(1,504)	(14,409)

(Decrease) increase in cash and cash equivalents	(5,221)	(13,568)	6,189	(29,771)
Cash and cash equivalents, beginning of period	7,581	21,149	14,960	44,731

Cash and cash equivalents, end of period	$2,360	$7,581	$21,149	$14,960

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements
  Nature of Business

  Since the acquisition of Independence American Holding Corp. ("IAHC") on November 14, 2002, American Independence Corp. ("AMIC") has been a holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS") and Voorhees Risk Management LLC d.b.a. Marlton Risk Group ("Marlton"). IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries".

  Prior to November 14, 2002, the Company (then known as SoftNet Systems, Inc.) was a holding company principally engaged in providing Internet services. As of September 30, 2002, the Company had discontinued the businesses of ISP Channel, Inc. ("ISP Channel"), Intelligent Communications, Inc. ("Intellicom") and Aerzone Corporation ("Aerzone"), including Laptop Lane Limited ("Laptop Lane"), and reduced its corporate headquarters staff. Four previously reported business segments, business center services, satellite-based Internet services, cable-based Internet services and document management, have ceased operations or have been sold, and accordingly are reported as discontinued operations (see Note 3).

  Independence Holdings Company ("IHC"), an insurance holding company, held 39% of AMIC's outstanding common stock at December 31, 2003.

  Summary of Significant Accounting Policies

  Principles of Consolidation

  The consolidated financial statements include the accounts of AMIC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  The Company has changed its fiscal year end from September 30 to December 31. As a result, the Company filed a Form 10-QT for the quarter ended December 31, 2002 representing the transitional reporting period. This report on Form 10-K for the twelve months ended December 31, 2003 represents the first four fiscal quarters of the new fiscal year ending December 31, 2003. Accordingly, the information for the twelve months ended September 30, 2002 and 2001 (as restated for discontinued operations) is included herein for comparative purposes. The Company's tax year remains unchanged at September 30.

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

  Use of Estimates and Assumptions

  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Impairment of Long-Lived Assets

  The Company evaluates long-lived assets for impairment annually or whenever current events or changes in circumstances, that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

  Fair Value of Financial Instruments

  The carrying amount of the Company's financial instruments, which include cash and cash equivalents, short-term investments, receivables, accounts payable and accrued liabilities approximates their fair values.

  Cash, Cash Equivalents and Restricted Cash

  Cash and cash equivalents consist of cash and highly liquid securities with maturities of three months or less from date of purchase. Restricted cash primarily consists of funds advanced from several insurers and reinsurers. These funds are restricted and are to be used to facilitate expeditious payment of approved claims. The funds are replenished by the insurers and reinsurers as claims are paid by the MGUs.

  Short-Term Investments

  Investments with original maturities of 91-days to 1 year are considered short-term investments and are carried at cost which approximates fair value.

  Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

  Securities purchased under agreements to resell ("resale agreements") and securities sold under agreements to repurchase ("repurchase agreements") are treated as financing transactions and are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the agreements.

  Investment Securities

  Investments in fixed income securities, redeemable preferred stock, equity securities, and derivatives (options and options on future contracts) are valued as follows: securities which may or may not be held to maturity ("available-for-sale") are carried at fair value; unrealized gains or losses, net of deferred income taxes, are credited or charged, as appropriate, directly to accumulated other comprehensive income (loss) (a component of stockholders' equity); realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to the Consolidated Statements of Operations.

  Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold. Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned. Unrealized gains or losses on open transactions are credited or charged, as appropriate, to the Consolidated Statements of Operations. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities. When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities. Gains or losses on sales of securities are determined on the basis of specific identification. The Company enters into derivative financial instruments, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment. Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in unrealized gains or losses, credited or charged, as appropriate, directly to the Consolidated Statements of Operations. All realized gains and losses are reflected currently in the Consolidated Statements of Operations. Fair value is determined by quoted market prices, where available, or by independent pricing services.

  The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to the Consolidated Statement of Operations, establishing a new cost basis for the security. The factors considered by management in its regularly review include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

  Fixed Assets

  Fixed assets are stated at cost net of accumulated depreciation. Improvements are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets (3 years for computer equipment and 10 years for furniture and fixtures). Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

  Premium and MGU Income Revenue Recognition

  Premiums from short-duration contracts will be recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. The Company records MGU fee income as policy premium payments are earned. MGUs are compensated in two ways. They earn fee income based on the volume of business produced, and collect profit-sharing commissions if such business exceeds certain profitability benchmarks. Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could greatly vary from quarter to quarter.

  MGU fee income consisted of the following:
	Year Ended	Quarter Ended
	December 31, 2003	December 31, 2002
	(In thousands)

MGU fee income regular	$12,808	$707

MGU fee income profit commissions	2,619	6

	$15,427	$713

  Insurance Policy Benefits

  Liabilities for insurance policy benefits on short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance policy benefits provides an adequate level of reserves.

  Reinsurance

  Amounts paid for or recoverable under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.

  Goodwill and Intangible Assets

  At December 31, 2003 and September 30, 2002, the Company had goodwill of $23,668,000 and $0, respectively. The Company completed its annual impairment testing of goodwill in 2003 and an impairment charge was not required. At December 31, 2003 and September 30, 2002, the Company had other intangible assets of $2,747,000 and $0, respectively, which are amortizable over the expected useful lives of the asset.

  The changes in the carrying amount of goodwill are as follows (in thousands):
Balance at September 30, 2002	$-

Acquisition of IAHC	12,295
Acquisition of Marlton	11,373

Balance at December 31, 2003	$23,668

  Income Taxes

  The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized (see Note15).

  Stock-Based Compensation and Change in Accounting Principle

  Effective October 1, 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002.

  Earnings (Loss) Per Common Share

  Basic earnings (loss) per common share is computed using the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period. Common stock equivalents consist of convertible preferred stock (using the "as if converted" method), stock options and stock warrants (using the "treasury stock" method). Common Stock equivalent shares are excluded from the computation if the effect is anti-dilutive. As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss.

  New Accounting Pronouncements

  In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"  which requires an issuer of mandatorily redeemable financial instruments to classify such instruments as a liability and to measure such liability at its present value, using the rate implicit at the inception of the contract. In addition, all future dividends paid to holders of those instruments are to be reflected as interest cost. As originally issued, SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003 for financial instruments that were in existence prior to May 31, 2003. However, the effective date of the statement's provisions related to the classification and measurement of certain mandatory non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Upon adoption of SFAS No. 150, transition is achieved by reporting the difference (if any) between the measurement of the liability upon adoption and the previous carrying value as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 did not have any effect on the Company's consolidated financial statements

              In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively. Provisions that relate to Statement 133 implementation issues that have been effective for fiscal quarters than began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial statements.

  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Under SFAS No. 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company's consolidated financial statements.

  In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").  This interpretation requires that certain disclosures be made by a guarantor in its financial statements about its obligations under guarantees, effective for financial statements for periods ending after December 15, 2002.  FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2003.  The disclosure and recognition requirements did not have any impact on the Company's consolidated financial statements.

  In December 2003, the FASB issued FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE").  FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003.  The Company is required to apply FIN 46R to special-purpose entities as of December 31, 2003 and to other VIEs no later than as of March 31, 2004.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change.  The adoption of FIN 46R as of December 31, 2003 did not have any impact on the Company.  The Company held no interests in VIEs that were required to be consolidated under FIN 46R as of December 31, 2003.

  Acquisitions

On July 30, 2002, the Company entered into an agreement to acquire First Standard Holdings Corp. ("FSHC") from SSH Corp. and Independence Holding Company ("IHC") for $31,920,000 in cash. As described below, FSHC was the holding company for an insurance company and two managing general underwriters ("MGUs"). Subsequently at the Special Meeting of Stockholders on November 14, 2002, the Company's stockholders approved the stock purchase agreement between the Company, SSH Corp. and IHC (the "Purchase Agreement"), and approved the Company's name change to American Independence Corp. Also on November 14, 2002, the Company consummated the transactions contemplated by the Purchase Agreement and FSHC changed its name to Independence American Holdings Corp. ("IAHC"). Following this acquisition, the Company closed its offices in San Francisco, terminated all but two of its employees, and entered into a services agreement with IHC pursuant to which the Company's operations are directed by IHC's management and employees.

In a separate transaction, on July 30, 2002, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 1,666,666 shares of common stock at $9.00 per share for a total value of $15,000,000. As a result of this transaction, PCCW's two appointees resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, President and Chief Executive Officer of IHC, were appointed to the Company's Board of Directors. On April 22, 2003, a wholly-owned subsidiary of IHC completed its tender for one million shares of the common stock of the Company at $9.00 per share for a total value of $9,000.000. In December, 2003, IHC purchased an aggregate of 613,401 shares in the market and private transactions at $11.12 per share for a total value of $ 6,821,000. As a result of these transactions, IHC and its subsidiary own 3,280,067 shares, or 39% of the Company.

Additional information regarding the background of the 2002 transactions can be found in the Company's proxy statement for the special meeting filed with the Securities and Exchange Commission under cover of a Schedule 14A on November 14, 2002.

Purchase Accounting

IAHC

On November 14, 2002, the Company acquired IAHC from IHC for $31,920,000 in cash, which is accounted for using the purchase method. The total purchase price of approximately $35,755,000 consists of the $31,920,000 cash paid to IHC, and $3,835,000 of direct transaction costs. Direct transaction costs include fees to Bear, Stearns & Co. Inc. of $1,880,000.

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

4. Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	DECEMBER 31, 2003

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$10,476	$179	$(129)	$10,526
Collateralized mortgage obligations
("CMO's") and asset backed securities	8,503	66	(146)	8,423
U.S. Government and agencies obligations	6,066	48	(84)	6,030
Agency mortgage backed pass through
securities	6,027	-	(42)	5,985
Total fixed maturities	$31,072	$293	$(401)	$30,964

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Preferred stock	$1,435	46	(4)	1,477

As of September 30, 2002, the Company owned common stock with a cost of $16,000, gross unrealized loss of $6,000, and a fair value of $10,000.

The amortized cost and fair value of fixed maturities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

	AMORTIZED	FAIR	% OF FAIR
	COST	VALUE	VALUE

Due in one year or less	$-	$-	-
Due after one year through five years	4,557	4,610	15%
Due after five years through ten years	3,891	3,882	12%
Due after ten years	22,624	22,472	73%

	$31,072	$30,964	100%

The following table summarizes, for all securities in an unrealized loss position at December 31, 2003, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FIXED MATURITIES:

Corporate securities
Collateralized mortgage obligations	$5,519	$129	$-	$-	$5,519	$129
("CMO's) and asset backed securities	5,219	146	-		5,219	146
U.S. Government and agencies obligations	4,130	42	783	42	4,913	84
Agency mortgage backed pass through
securities	5,985	42	-	-	5,985	42
Total, fixed maturities	$20,853	$359	$783	$42	$21,636	$401

EQUITY SECURITIES:

Preferred stock	$246	$4	$-	$-	$246	$4

Total temporarily impaired securities	$21,099	$363	$783	$42	$21,882	$405

Substantially all of the unrealized losses at December 31, 2003 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no individual securities with unrealized losses that were significant dollar amounts at December 31, 2003. A total of 39 securities were in a continuous unrealized loss position for less than 12 months and 1 security 12 months or longer. For fixed maturities, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2003.

At December 31, 2003 and September 30, 2002, the Company had no derivative instruments.

Gross gains of $1,449,000 and gross losses of $1,119,000 were realized on sales of available-for-sale securities for the year ended December 31, 2003. During 2003, the Company did not record any losses on securities with declines in fair value that the Company considered to be other than temporary.

Gross gains of $12,000 and no gross losses were realized on sales of available-for-sale securities for the quarter ended December 31, 2002. During this period, the Company recorded $1,000,000 of losses on equity investments with declines in fair value that the Company considered to be other than temporary.

During fiscal years ended September 30, 2002 and 2001, the Company recorded $733,000 and $17,195,000, respectively of losses on equity investments with declines in fair value that the Company considered to be other than temporary.

Major categories of net investment income for fiscal years 2003, 2002 and 2001 and the quarter ended December 31, 2002 are summarized as follows:

	Year	Three
	Ended	Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2003	2002	2002	2001

Fixed maturities	$1,512	$77	$-	$-
Equity securities	80	-	-	-
Short-term investments	63	210	1,476	5,658
Other	54	5	254	656
Investment income from partnerships	258	-	-	-

	$1,967	$292	$1,730	$6,314

Net realized gains on investments for fiscal years 2003 and the quarter ended December 31, 2002 are as follows:
	Year	Three Months
	Ended	Ended
	December 31, 2003	December 31, 2002
	(In thousands)

Fixed maturities	$200	$12
Equity securities	130	-

Net realized gain (loss)	$330	$12

There were no realized gains for the years ended September 30, 2002 and 2001.

5. Equity Investments

In prior periods, the Company had various equity investments. At December 31, 2003, the Company had written off or sold all investments held under the equity method of accounting. The Company wrote off $0, $1,000,000, $733,000 and $17,195,000 in the twelve months ending December 31, 2003, the transition period ending December 31, 2002 and the twelve months ending September 30, 2002 and 2001, respectively. Such losses are shown as loss on equity investments in the Consolidated Statements of Operations.

In the transition period ending December 31, 2002, the Company wrote off its investment in 337,496 series B preferred stock shares of Dotcast.com for $1,000,000 as an other-than-temporary decline. Dotcast.com is a privately held company developing a national high-speed digital network for the distribution of digital entertainment, interactive services and multimedia communications.

In the twelve months ended September 30, 2002, the Company wrote off its 1,000,000 common stock shares and 400,000 preference stock shares of SkyNet Global Limited ("SkyNet) for $253,000 and $480,000, respectively. SkyNet is a provider of business center services in airports

In the twelve months ended September 30, 2001 the Company recorded losses from the write off or sale of:

  30,000 shares of Convergent Communications Services, Inc. ("Convergent") common stock recording a loss of approximately $498,000 as a result of Convergent's inability to secure funding for its cash shortfall and subsequent filing for protection under Chapter 11 of the U.S. Bankruptcy Code, as an other-than-temporary decline;

  4,983 Deltathree.Com Inc. ("Deltathree") series A common stock shares recording a loss of $207,000 as an other-than-temporary decline;

  1,133,000 common stock shares and $1,700,000 promissory note and accrued interest in China Broadband Corporation ("China Broadband") sold to China Broadband for $1,000,000 resulting in a loss of $9,630,000 related to the 1,133,000 China Broadband common stock shares, and a loss of $768,000 related to the $1,700,000 promissory note and accrued interest;

  267,501 SenseNet, Inc. common stock shares with a carrying value of $250,000. SenseNet was a privately held company that provides intranet business applications that focus on increasing productivity and profitability;

  3,000,000 series A convertible preferred stock shares of Freewire Networks, Inc. ("Freewire") with a carrying value of $2,622,000. Freewire was a privately held company developing wireless broadband services at sporting venues. For the year ended September 30, 2001, the Company also recognized equity losses of $415,000 which is reflected in equity in loss on equity investments in the accompanying consolidated statement of operations;

  $39,000 carrying value of its joint venture in Pacific Century SoftNet; and

  5,300 Interactive Cable Communications Incorporated ("ICC") common stock shares sold to ICC for $250,000 resulting in a loss of $3,180,000. ICC was engaged in the business of providing data transferring services including high-speed cable-based Internet services. For the year ended September 30, 2001, the Company also recognized equity income of $21,000 which is reflected in equity in loss on equity investments in the accompanying consolidated statement of operations.

6. Fixed Assets

Fixed Assets consist of the following (in thousands):

	December 31,	September 30,
	2003	2002

Furniture and fixtures	$832	$-
Leasehold improvements	126	-
Equipment	573	454
Fixed Assets, gross	1,531	454
Less allowance for depreciation	(912)	(384)
Fixed Assets, net	$619	$70

7. Discontinued Operations

Until April 2002, the Company (then known as SoftNet Systems, Inc.) was an Internet service provider. Due to difficult and deteriorating conditions in that market, the Company discontinued this business. In December 2000, the Company's board of directors approved a plan to discontinue the operations of its subsidiary, ISP Channel, Inc., which had provided cable-based Internet access and related services, and the operations of another subsidiary, Aerzone Corporation, which provided Internet and related services at airports. In April 2002, the Company, ceased operations of its remaining operating subsidiary, Intelligent Communications, Inc., following the disposition of its key assets. In connection with the Company's exit from the Internet provider business, it undertook a process of consideration of strategic alternatives for the Company.

Prior to becoming an insurance holding company as a result of the acquisition of IAHC on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone, ISP Channel, KCI, and MTC. The operating results of these discontinued operations have been segregated from continuing operations and are reported as a gain or loss from discontinued operations on the consolidated statements of operations. Although it is difficult to predict the final results, the gain or loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities. The actual results could differ from these estimates. The net liabilities associated with discontinued operations are reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.

Discontinued Operations of Intelligent Communications, Inc.

On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Principally due to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company has a remaining reserve for discontinued operations of Intellicom of $1,119,000 for this liability at December 31, 2003.

Discontinued Operations of Aerzone Corporation

On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.) to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, on April 21, 2000. On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The Company has a remaining reserve for discontinued operations of Aerzone of $27,000 at December 31, 2003.

Discontinued Operations of ISP Channel, Inc.

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and the Company was no longer able to bear the costs of maintaining the ISP Channel. The Company has a remaining reserve of $153,000 at December 31, 2003 relating to the discontinued operations of ISP Channel.

Discontinued Operations of Micrographic Technology Corporation

As a result of an arbitration decision related to the sale of MTC to Global Information Distribution GmbH ("GID"), which was sold on December 31, 1999 the Company has a remaining reserve of $49,000 relating to the loss on disposition of MTC at December 31, 2003.

Discontinued Operations of Kansas Communications, Inc

As a result of the February 12, 1999 sale of the assets of the telecommunications segment, KCI, to Convergent Communications Services, Inc. ("Convergent Communications"), the Company has a remaining reserve of $20,000 relating to the loss on disposition of KCI at December 31, 2003. The loss primarily relates to additional state taxes for periods prior to the sale of KCI to Convergent Communications.

Gain (loss) from discontinued operations is as follows (in thousands):

	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2003	2002	2002	2001

Intellicom	$(489)	$(157)	$(4,949)	$(29,557)
Aerzone	168	(338)	(750)	(14,906)
ISP Channel	155	-	900	10,008
MTC	529	(980)	(1,127)	-
KCI	(253)	-	-	-
Net gain (loss) from discontinued
operations	$110	$(1,475)	$(5,926)	$(34,455)

Net liabilities associated with discontinued operations at December 31, 2003 and September 30, 2002 are as follows (in thousands):

	December 31, 2003	September 30, 2002

Current assets	$-	$2
Other assets	-	55

Total assets	-	57

Current liabilities:
Estimated closure costs	1,120	3,610
Other accrued expenses	248	297

Total liabilities	1,368	3,907

Net liabilities associated with discontinued
operations	$1,368	$3,850

Intellicom	$1,119	$846
Aerzone	27	1,765
ISP Channel	153	314
MTC	49	925
KCI	20	-

Net liabilities associated with discontinued operations	$1,368	$3,850

The results of discontinued operations are as follows: (in thousands):
	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2003	2002	2002	2001

Revenues	$-	$-	$1,463	$4,177

Income (loss) before income taxes	$108	$(1,475)	$(1,829)	$(29,557)
Provision for income taxes	2	-	-	-

Net Income (loss)	$110	$(1,475)	$(1,829)	$(29,557)

8. Restructuring Reserve

On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff. At December 31, 2003, the Company had a remaining reserve of $866,000 relating to the restructuring. The additional estimated reserve of $690,000 was necessary due to the final sub-let agreement as compared to original expectations. This reserve primarily relates to the leasehold obligations of the former corporate headquarters in San Francisco, California; the Company maintains an $800,000 security deposit with respect to this liability which is included in restricted cash.

The balance of restructuring reserve as of December 31, 2003 and September 30, 2002, and activity during that period is as follows (in thousands):

Balance, September 30, 2002:	$1,446
Plus: Additional estimated costs	690
Less: Payments	(1,270)
Balance, December 31, 2003:	$866

9. Commitments and Contingencies

Fixed maturities with a carrying value of $3,642,000 are on deposit with various state insurance departments at December 31, 2003.

The Company has operating leases for office space and certain other office equipment. These operating leases provide for minimum rents and generally include options to renew for additional periods. The Company has subleased its principal executive offices.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2003, are as follows (in thousands):

Year Ending December 31:

2004	$1,051
2005	852
2006	419
2007	428
2008	232
2009 and after	512
Total	$3,494

The Company's rent expense from continuing operations for fiscal years 2003, 2002, and 2001 and for the quarter ended December 31, 2002 were $882,000, $430,000, $499,000 and $135,000, respectively.

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

10. Common Stock

In a separate transaction, on July 30, 2002, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 1,666,666 shares of common stock at $9.00 per share for a total value of $15,000,000. As a result of this transaction, PCCW's two appointees resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, President and Chief Executive Officer of IHC, were appointed to the Company's Board of Directors. On April 22, 2003, a wholly-owned subsidiary of IHC completed its tender for one million shares of the common stock of the Company at $9.00 per share for a total value of $9,000.000. On December 22, 2003, IHC purchased an aggregate of 613,401 shares in the market and private transactions at $11.12 per share for a total value of $6,827,000. As a result of these transactions, IHC and its subsidiary own 39% of the Company.

On July 30, 2002, the Company's Board of Directors approved a shareholder rights plan (the "Plan"). Pursuant to the Plan's approval, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding common stock share. The dividend distribution of the Rights will be payable to common stock stockholders of record on August 14, 2002. The Rights distribution is not taxable to stockholders. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires or announces a tender offer for 4.99% or more of the Company's common stock. Under certain circumstances, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $9.00. The Company's Board of Directors will be entitled to redeem the rights at $0.01 per right at any time before a person has acquired 4.99% or more of the outstanding common stock. The Plan expired pursuant to its terms upon the Company's filing of its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on November 14, 2002. This Amended and Restated Certificate of Incorporation provided for limitations on the acquisition of the Company's common stock in excess of certain percentage amounts.

11. 2000 Employee Stock Purchase Plan ("ESPP")

On February 22, 2000, the Company adopted ESPP, which provides for eligible Company employees to purchase common stock shares through payroll deductions. On February 2, 2001, the Company's Board of Directors agreed to suspend ESPP indefinitely beginning July 1, 2001.

ESPP provided for the purchase of common stock at the lower of 85% of the fair market value of the common stock shares on the first day of the offering period or 85% of the fair market value of the common stock shares on the last day of the offering period. A total of 1,325,000 common stock shares were reserved for issuance under ESPP. For the year ended September 30, 2001, the Company issued 56,769 common stock shares for a total value of $100,000.

12. Stock Options and Warrants

1998 Stock Incentive Plan ("1998 Plan")

Effective October 1, 1998, the Company implemented the 1998 Plan, which the Company's stockholders approved on April 13, 1999. The 1998 Plan provides for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals. Under the terms of the 1998 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting 25% on the first year anniversary date of the grant and ratably over the next 36 months. In addition, the number of common stock shares reserved for issuance under the 1998 Plan will automatically increase on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to four percent of the total number of common stock shares outstanding on the last trading day of the preceding calendar year, but in no event will any such annual increase exceed 666,666 shares, subject to adjustment for subsequent stock splits, stock dividends and similar transactions. At December 31, 2003, a total of 2,493,695 common stock shares are reserved for issuance under the 1998 Plan. At December 31, 2003, stock options for 454,933 common stock shares were outstanding, stock options for 383,757 common stock shares were vested, and 2,042,096 common stock shares remained available for future stock options grants and other awards.

Non-Plan Consultant and Employee Stock Options

The Company granted stock options to seven separate consultants to purchase an aggregate of 180,500 common stock shares. The stock options were granted as partial consideration for services rendered, and had exercise prices ranging from $7.375 to $23.8125. Of the 180,500 options issued, 116,194 were exercised, and at December 31, 2003, the remaining 62,306 consultant stock options had expired unexercised. These stock options for common stock shares were granted in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

Common Stock Warrants

On January 12, 1999, the Company issued $12,000,000 of its 9% Senior Subordinated Convertible Notes (the "Notes") due January 1, 2001, to a group of institutional investors. In connection with these Notes, the Company issued to these investors warrants to purchase an aggregate of 300,000 shares of the Company's common stock. These warrants had an exercise price of $51.00 per share and expired in 2003.

On March 22, 1999, the Company issued warrants to purchase 1,004 common stock shares to an institutional lender in connection with a $3,000,000 credit facility. The credit facility was used to fund certain capital equipment acquisitions. The warrants had an exercise price of $89.63 and expired on March 22, 2003. The fair value of the warrants on the issuance date was estimated using the Black-Scholes option pricing model with the following assumptions: volatility of 108% risk free interest rate of 4.78%, no dividend yield, and an expected contractual life of four years.

Options and Warrants Outstanding

The following table summarizes the outstanding options and warrants to purchase common stock shares for fiscal years 2003, 2002, 2001 and the three months ended December 31, 2002:

					Outstanding Options
	Outstanding Options		Outstanding Warrants		and Warrants

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance, September 30, 2000	2,157,650	$54.72	101,004	$51.38	2,258,654	$54.57
Granted	247,867	9.90	-	-	247,867	9.90
Exercised	-	-	-	-	-	-
Canceled	(1,911,812)	53.52	-	-	(1,911,812)	53.52

Balance, September 30, 2001	493,705	36.87	101,004	51.38	594,709	39.34
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Canceled	(187,296)	50.42	-	-	(187,296)	50.42

Balance, September 30, 2002	306,409	28.59	101,004	51.38	407,413	34.24
Granted	131,667	7.86	-	-	131,667	7.86
Exercised	-	-	-	-	-	-
Canceled	(7,268)	24.95	-	-	(7,268)	24.95

Balance, December 31, 2002	430,808	22.32	101,004	51.38	531,812	27.84

Granted	58,351	8.83	-	-	58,351	8.83
Exercised	(27,779)	4.69	-	-	(27,779)	4.69
Canceled	(6,447)	25.69	(101,004)	51.38	(107,451)	49.84

Balance, December 31, 2003	454,933	$21.62	-	$-	454,933	$21.62

The following table summarizes information regarding stock options outstanding at December 31, 2003:
		Outstanding Options		Vested Options
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Price	Share	(Years)	Price	Shares	Price

$3.94 to $10.00	260,564	8.34	$6.67	208,342	$6.44
10.01 to 20.00	57,572	6.70	15.41	38,664	17.47
20.01 to 40.00	52,501	4.56	25.80	52,501	25.80
40.01 to 70.00	24,537	5.83	48.44	24,491	48.44
70.01 to 135.00	59,759	5.74	78.08	59,759	78.08

$3.94 to $135.00	454,933	7.22	$21.62	383,757	$24.04

Stock-Based Compensation and Change in Accounting Principle

On November 14, 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002. The Company recorded an expense of approximately $123,000 and $ 570,000 for the year ended December 31, 2003 and the three months ended December 31, 2002, respectively, related to the issuance of approximately 58,000 and 355,000 options issued under the fair value based method. The remaining $18,000 and $62,000 of non-cash compensation expense relates to options issued under the intrinsic value method pursuant to APB 25.

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

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, the Company's net income (loss) and income (loss) per share would have been the pro forma amounts as follows (in thousands except per share data):
	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2003	2002	2002	2001

Net income (loss) as reported:	$12,671	$(7,052)	$(14,756)	$(57,647)
Add stock-based compensation expense
(benefit) included in reported income	141	632	1,502	(1,310)
Deduct stock-based compensation expense
(benefit) determined under the fair value
Based method for all awards	(263)	(666)	(61)	9,894
Pro forma net income (loss)	$12,549	$(7,086)	$(13,315)	$(49,063)

Basic income (loss) per common share:
As reported	$1.51	$(.84)	$(1.76)	$(6.91)
Pro forma	$1.49	$(.84)	$(1.59)	$(5.82)

Diluted income (loss) per common share:
As reported	$1.50	$(.84)	$(1.76)	$(6.91)
Pro Forma	$1.48	$(.84)	$(1.59)	$(5.82)

As a result of the Company not granting stock options for the year ended September 30, 2002, no calculation of fair value of each stock option on the date of grant using the Black-Scholes option-pricing model was preformed. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2003 and September 30, 2001 and for the three - months ended December 31, 2002:

	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2003	2002	2002

Volatility	34.40%	44.83%	110.59%
Risk-free interest rate	4.05%	4.05%	5.25%
Dividend yield	-	-	-
Expected lives in years	10.00	10.00	2.24
Weighted average fair value	$4.67	$4.83	$5.82

13. Deferred Compensation

From October 1, 1998 to April 12, 1999, the Company, pursuant to the 1998 Plan, granted 1,618,550 incentive and non-qualified common stock options with a weighted average exercise price of $12.74 per share to certain employees. As a result of the adoption of the 1998 Plan, and in accordance with APB 25, the Company recorded a non-cash deferred stock compensation charge of $77,361,000 related to the issuance of these stock options. Deferred stock compensation is amortized on a straight-line basis over the remaining vesting period of such stock options to compensation related to stock options. For the year ended December 31, 2003, the three months ended December 31, 2002, and the years ended September 30, 2002 and 2001, the Company recognized compensation expense (benefit) related to these stock options of 17,000; $62,000; $1,501,000, which includes $35,000 allocated to the discontinue operations of Intellicom; and $(1,279,000), which includes $(472,000) allocated to the discontinued operations of ISP Channel and Intellicom, respectively.

Also, in accordance with SFAS 123 the Company recognized deferred compensation charges of approximately $1,890,000 with respect to the 140,500 stock options granted to certain consultants. These deferred compensation charges were amortized, on an accelerated basis over the vesting period of such options, in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. No compensation expense related to these stock options was recognized for the year ended December 31, 2003, the three months ended December 31, 2002 and the year ended September 30, 2002. For the year ended September 30, 2001, the Company recognized compensation benefit related to these stock options of $31,000.

14. Related Party Transactions

On February 6, 2001, the Company engaged (212) Ventures, Inc. for business and financial advisory services. For the year ended September 30, 2001, the Company paid (212) Ventures, Inc. $100,000 for such services. Edward A. Bennett, a Director of the Company, is a principal of (212) Ventures, Inc.

On February 2, 2001, the Company's Board of Directors appointed Ronald I. Simon, a Director of the Company, as acting Chief Executive Officer and Chief Financial Officer at $2,500 per day or $10,000 per week beginning February 5, 2001. Mr. Simon was paid $170,000 for serving as acting Chief Executive Officer and Chief Financial Officer from February 5, 2001 to June 1, 2001.

For the years ended September 30, 2002, and 2001, the Company paid to Bear, Stearns & Co., Inc. $1,337,000 and $350,000 respectively, for investment banking services. Robert C. Harris, Jr., a Director of the Company, is a senior managing director of Bear, Stearns & Co., Inc.

For the twelve months ended December 31, 2003 and the three months ended December 31, 2002 the Company paid $175,000 and $19,000, respectively, under a service agreement with INHO dated November 15, 2002.

15. Income Taxes

The Company had a benefit for income taxes of $2,993,000 for the 2003 calendar year. Included in this amount is a benefit of $4,466,000 for a reduction of the valuation allowance, an income tax provision of $969,000 from the utilization of the Company's prior tax year Federal net operating loss carryforwards (NOLs) and  a $504,000 state income tax provision. In addition, a $1,000 state income tax provision was recorded in the quarter ended December 31, 2002. The valuation allowance relates to the possibility that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs"). AMIC periodically reviews the valuation allowance to determine the reasonableness of the amount, and previously reduced it in connection with the Company's acquisitions in 2002 and 2003. Based upon AMIC's profitability in 2003 and projected continuing profitable results, it was appropriate to further reduce the valuation allowance in 2003. In the future, AMIC will continue to evaluate the valuation allowance as it analyzes the impact of the development of its business on its ability to fully utilize its NOLs.

            The Company's tax year end is September 30, and, for the first nine months of 2003, AMIC had a recovery for federal income taxes arising from losses in the fourth quarter of 2002. These losses were fully applied, and the Company began to utilize its NOLs in the fourth quarter of 2003. As long as AMIC utilizes these NOLs, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes. In the first nine months of 2003, AMIC did not have any provision for federal income taxes on its income statement due to losses arising in the fourth quarter of 2002. Beginning in the fourth quarter of 2003, the Company had a provision for federal income taxes of $969,000 on its income statement, and the utilization of its NOLs reduced the deferred tax asset on its balance sheet.

            At December 31, 2003, the balance sheet contains a net deferred tax asset of $15,990,000, net of a valuation allowance of $89,664,000. Substantially all of the net deferred tax asset relates to Federal net operating loss carryforwards. The realizability of this net asset is dependent upon the Company's generation of approximately $45,685,000 in future taxable income. However, events may limit the use of all or a portion of these Federal net operating loss carryforwards, which may result in a higher tax liability for the Company in the future. The net deferred tax asset, including the valuation allowance, at December 31, 2003 is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

  The Company and its subsidiaries file a consolidated Federal income tax return on a September 30 fiscal year. The provision (benefit) for income taxes for the periods ended December 31, 2003, December 31, 2002, September 30, 2002 and September 30, 2001 is as follows (in thousands):

	Year	Three	Year
	Ended December 31,	Months Ended December 31,	Ended September 30,
	2003	2002	2002	2001

CURRENT:
U.S. Federal	$49	$-	$-	$-
State and Local	398	1	-	-
	447	1	-	-

DEFERRED:
U.S. Federal	$(3,546)	$-	$-	$-
State and Local	106	-	-	-
	(3,440)	-	-	-

	$(2,993)	$1	$-	$-

Taxes computed at the Federal statutory rate of 35% for the year ended December 31, 2003, are reconciled to the Company's actual income tax expense (benefit) as follows (in thousands):

2003

Tax computed at the statutory rate	$3,349
Dividends received deduction and tax exempt interest	(14)
State and local income taxes, net of Federal effect	328
Valuation allowance	(6,668)
Other, net	12
Income tax (benefit)	$(2,993)

The difference between the Company's actual tax expense (benefit) recorded and the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax loss for the three months ended December 31, 2002 and the years ended September 30, 2002 and 2001 are due primarily to the valuation allowance on the Company's net operating losses.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets are as follows (in thousands):

	December 31,	September 30,
	2003	2002

DEFERRED TAX ASSETS:
Inventory and other operating reserves	$4	$27
Restructuring accruals	378	581
Net liabilities associated with discontinued
operations	678	1,547
Investments	644	294
Unpaid accruals	84	109
Property and equipment	141	141
Other	73	18
Allowance for doubtful accounts	350	-
Compensation accruals	815	-
Goodwill	315	-
Insurance policy benefits	135	-
Unrealized securities losses	23	-
Net operating loss carryforwards	102,472	93,699

Total gross deferred tax assets	106,112	96,416

Less valuation allowance	(89,664)	(96,416)

Net deferred tax assets	16,448	-

DEFERRED TAX LIABILITIES:
Other	(458)	-
Total gross deferred tax liabilities	(458)	-
Net deferred tax asset	$15,990	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2003.

    During the year ended December 31, 2003, the Company reduced its valuation allowance by $12,548,000.  The reduction includes $5,760,000 recorded in the Marlton purchase transaction, a $4,466,000 reduction based on management's periodic evaluation of the valuation allowance, and a $2,322,000 reduction from the utilization of net operating losses.  During the three months ended December 31, 2002, the Company increased its valuation allowance by $12,412,000 for net operating losses and other deferred tax assets.  This increase was partially offset by a $6,616,000 decrease in the valuation allowance for the net deferred tax asset recorded in the IAHC purchase transaction.  As of  September 30, 2002, a valuation allowance was provided for all unused net operating loss carryforwards and other deferred tax assets.

            At December 31, 2003, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $287,400,000 available to reduce future income subject to income taxes.

The Federal net operating loss carryforwards expire as follows (in thousands):

Tax Year:
2009	$594
2010	3,271
2017	1,320
2018	3,101
2019	23,719
2020	70,827
2021	142,527
2022	41,252
2023	789
$287,400

            At December 31, 2003, the Company also had net operating loss carryforwards of approximately $29,349,000 for state income tax purposes (primarily in the state of California). Management believes that it is more likely than not that the state tax benefit of these net operating loss carryforwards will not be realized.

16. Supplemental Cash Flow Information

Supplemental cash flow information for fiscal years 2003, 2002, 2001, and for the quarter ended December 31, 2002 is as follows (in thousands):

	Year	Quarter	Year
	Ended	Ended	Ended
	December 31,	December 31,	September 30,
	2003	2002	2002	2001

Cash paid during the year for:
Interest	$-	$-	$144	$355
Income taxes	180	-	-	-

Non-cash investing and financial activities:
Common stock issued for -
Acquisition of Intelligent Communications, Inc.	-	-	-	199
Acquisition of Laptop Lane Limited	-	-	-	332
Payment of affiliate contract termination fees
With Mediacom LLC	-	-	-	1,500

17. Insurance Policy Benefits

The liability for insurance policy benefits as of the acquisition date of IAHC on November 14, 2002 was $3,025,000 net of reinsurance recoverables of $3,484,000
	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2003	2002	2002	2001

Balance at beginning of period	$7,054	$6,509	$-	$-
Less: reinsurance recoverables	(3,484)	(3,484)	-	-
Net balance at beginning of year	3,570	3,025	-	-

Amount incurred	23,312	989	-	-
Amount paid	(13,192)	(444)	-	-

Net balance at end of period	13,690	3,570	-	-
Plus: reinsurance recoverables	4,168	3,484	-	-
Balance at end of year	$17,858	$7,054	$-	$-

18. Reinsurance

Independence American reinsures a portion of its provider excess loss business in order to limit the assumption of disproportionate risks. Amounts not retained are ceded to other companies on an automatic basis. Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. At December 31, 2003, Independence American cedes to two highly rated reinsurers.

The effect of reinsurance on benefits to policyholders and premiums earned is as follows:

		ASSUMED	CEDED
	DIRECT	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
	(In thousands)
Benefits to Policyholders:

Fiscal Year December 31,	$1,440	$22,592	$720	$23,312	97%
2003
Three Months Ended
December 31, 2002	-	$989	$-	$989	100%

Premiums Earned:
Fiscal Year December 31,	$2,231	$36,702	$1,116	$37,817	97%
2003
Three Months Ended
December 31, 2002	$-	$1,636	$-	$1,636	100%

19. Segment Information

As a result of the Company's Board of Directors decision to discontinue the last of its former business segments in April 2002, segment information for all periods prior to the acquisition of IAHC has been restated. Management has reclassified its segment information to show its direct insurance operation separately from its MGU operations, which is how management currently reviews its operations. Segment information is as follows (in thousands):

	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2003	2002	2002	2001

Revenues:
Independence American	$39,385	$1,712	$-	$-
MGU Subsidiaries	15,487	718	-	-
Corporate	351	246	1,730	6,530
Net realized gains	330	12	-	-
	$55,553	$2,688	$1,730	$6,530

Income (loss) from continuing
operations before income tax
Independence American	$5,049	$240	$-	$-
MGU Subsidiaries	6,830	185	-	-
Corporate	(2,641)	(6,013)	(8,830)	(24,518)
Net realized gains	330	12	-	-

	$9,568	$(5,576)	$(8,830)	$(24,518)

20. Comprehensive Income

The components of total comprehensive income include net income and certain amounts reported directly in equity, such as the after-tax unrealized gains and losses on investment securities available-for-sale. The components of comprehensive income for fiscal years ended, 2003, 2002 and 2001 and for the quarter ended December 31, 2002 are as follows (in thousands):

	Year Ended December 31,	Quarter Ended December 31,	Year Ended September 30,
	2003	2002	2002	2001

Reclassification of realized gains include in net income	$330	$12	$-	$-
Unrealized gains (losses) arising during the year	(412)	10	474	216

Unrealized gain (loss)	$(82)	$22	$474	$216

21. Quarterly Data

The quarterly results of operations are summarized below (in thousands, except per share data):

FISCAL YEAR ENDED DECEMBER 31, 2003
(Unaudited)

	3/31/03	6/30/03	9/30/03	12/31/03

Total revenues	$10,606	$12,636	$15,665	$16,646

Net income	$2,016	$2,104	$2,274	$6,277

Net income per common share - basic	$.24	$.25	$.27	$.75

Net income per common share - diluted	$.24	$.25	$.27	$.74

THREE MONTHS ENDED DECEMBER 31, 2002

				12/31/02

Total revenues				$2,688

Net Loss				$(7,052)

Net loss per common share - basic				$(.84)

Net loss per common share - diluted				$(.84)

FISCAL YEAR ENED SEPTEMBER 30, 2002
(Unaudited)

	12/31/01	3/31/02	6/30/02	9/30/02

Total revenues	$622	$416	394	380

Net loss	$(2,780)	(6,609)	(1,393)	(3,974)

Net loss per common share - basic	(.33)	(.79)	(.17)	(.47)

Net loss per common share - diluted	(.33)	$(.79)	$(.17)	$(.47)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures:

       The President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

PART III

Item 10. Directors and Executive Officers of Registrant

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Board of Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services:

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption "Principal Accountant Fees and Services".

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Exhibits
* (1) Financial Statement Schedules.	Page
Schedule I - Summary of investments - other than investments in affiliates	59
Schedule II - Condensed financial information of Parent Company	60
Schedule III - Supplementary insurance information	63
Schedule V - Valuation and Qualifying Accounts	64

* All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(2) Exhibits. See Index to Exhibits included in this Annual Report on Form 10-K
Page 58

(b) Reports on Form 8-K filed in the quarter Ended December 31, 2003

A current report on Form 8-K was filed with the Commission on October 29, 2003 to announce the earnings of the Company through September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.
Signature	Capacity	Date

/s/ ROY T.K. THUNG	President, and Chief Executive Officer	March 30, 2004
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ TERESA A. HERBERT	Chief Financial Officer	March 30, 2004
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Capacity	Date

/s/ Edward A. BENNETT	Acting Non Executive Chairman of	March 30, 2004
(Edward A. Bennett)	the Board of Directors

/s/ Edward Netter	Director	March 30, 2004
(Edward Netter)

/s/ Robert C. Harris, Jr.	Director	March 30, 2004
(Robert C. Harris, Jr.)

/s/ Ronald I. Simon	Director	March 30, 2004
(Ronald I. Simon)

/s/ Roy T. K. Thung	Director	March 30, 2004
(Roy. T.K. Thung)

/s/ Myron M. Picoult	Director	March 30, 2004
(Myron M. Picoult)

/s/ Martin E. Winter	Director	March 30, 2004
(Martin E. Winter)

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 15(A) (3)

2.1

Stock Purchase Agreement, dated as of July 30, 2002, between Registrant, SSH Corporation and Independence Holding Company. Incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K dated July 31, 2002

3.1

Second Amended and restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 of the registrant's Annual Report on form 10K for the fiscal year ended September 30, 2002.

3.2	Amended By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 of the registrant's Annual Report on form 10K for the fiscal year ended September 30, 2002.
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

10.1	Registrant 1995 Long Term Incentive Plan Incorporated by reference to exhibit 10.3 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.
10.2	Registrant 1998 Stock Incentive Plan Incorporated by reference to exhibit 99.1 of the Registrant's Registration Statement on Form S-8 dated May 10, 1999.
10.3	Registrant 1999 Supplemental Stock Incentive Plan. Incorporated by reference to exhibit 99.1 of the Registrant's Registration Statement on Form S-8 dated June 8, 1999.
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

21.1	Subsidiaries of Registrant
23.1	Consent of KPMG LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

DECEMBER 31, 2003

(In thousands)
COLUMN A	COLUMN B	COLUMN C	COLU MN D
			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET
	(In thousands)
FIXED MATURITIES:
BONDS:
United States Government
agencies, and authorities	$12,093	12,015	$12,015
All other corporate securities	18,979	18,949	18,949

TOTAL FIXED MATURITIES	31,072	30,964	30,964

NON-REDEEMABLE
PREFERRED STOCKS	1,435	1,477	1,477

Short-term investments	5,817	5,817	5,817

TOTAL INVESTMENTS	$38,324	38,258	$38,258

SCHEDULE II

AMERICAN INDEPENDENCE CORP.

BALANCE SHEETS

(PARENT COMPANY ONLY)

(in thousands)
	DECEMBER 31,	SEPTEMBER 30,
	2003	2002
	(In thousands)

ASSETS:
Cash and cash equivalents	$925	$21,127
Short term Investments	3,091	40,900
Restricted Cash	800	800
Investments in continuing consolidated subsidiaries	51,950	-
Other receivables	187	2,325
Other Assets	-	4,640
Deferred tax asset	15,956	-

TOTAL ASSETS	$72,909	$69,792

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$488	$831
Income taxes payable	59	-
Restructuring Accrual	866	1,446
Net liabilities associated with discontinued operations	1,368	3,850

TOTAL LIABILITIES	2,781	6,127

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock, 9,185,695 and 9,185,067 shares
issued and 8,422,195 and 8,394,567 shares
shares outstanding, respectively	92	92

Paid-in capital	478,623	477,798
Accumulated other comprehensive income:
Unrealized gains on investments, net	(66)	(6)
Treasury Stock, at cost, 2,290,500 shares	(9,137)	(9,137)
Deferred stock compensation	-	(79)
Accumulated Deficit	(399,384)	(405,003)

TOTAL STOCKHOLDERS' EQUITY	70,128	63,665

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$72,909	$69,792

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED DECEMBER 31,	QUARTER ENDED DECEMBER 31,	YEAR ENDED SEPTEMBER 30,
	2003	2002	2002	2001

REVENUES:
Net investment income	$348	$210	$1,730	$6,314
Net realized gains	125	-	-	-
Other income (expense)	3	35	-	216
	476	245	1,730	6,530

EXPENSES:
General and administrative expenses and other	818	4,866	8,647	26,766
Non-cash compensation expense (benefit)	141	632	1,466	(807)
Restructuring expense	152	538	502	3,900
	1,111	6,036	10,615	29,859

Loss before income tax expense	(635)	(5,791)	(8,885)	(23,329)
Income tax expense (benefit)	(4,399)	-	-	-

Income (loss) before equity in net income of subsidiaries	3,764	(5,791)	(8,885)	(23,329)
Equity in net income (loss) of subsidiaries	8,797	214	55	(1,189)

Income (loss) from continuing operations	12,561	(5,577)	(8,830)	(24,518)

Discontinued Operations:
Income (loss) of discontinued operations	110	(1,475)	(5,926)	(33,129)

Net income (loss)	$12,671	$(7,052)	$(14,756)	$(57,647)

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(In Thousands)

	YEAR ENDED	QUARTER ENDED	YEAR ENDED
	DECEMBER 31,	DECEMBER 31,	SEPTEMBER 30,
	2003	2002	2002	2001

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$12,671	$(7,052)	$(14,756)	$(57,647)
Adjustments to reconcile net income to
net cash provided by (used by) operating activities:
Equity in net income (loss) of subsidiaries	(8,797)	(214)	(55)	1,189
Net realized gains	(125)	(210)	-	-
Provision for restructuring	152	538	502	3,900
Gain (loss) from discontinued operations	(110)	1,475	5,926	33,129
Non-cash compensation expense	141	632	1,466	(807)
Bad debt expense	-	1,000	-	-
Change in deferred tax asset	(9,329)	(6,627)	-	-
Change in other assets and liabilities	(981)	4,533	(508)	8,464
Net cash provided from operating activities	(6,378)	(5,925)	(7,425)	(11,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in investments
In and advances to consolidated subsidiaries	12,314	(5,656)	-	-
Change in discontinued liabilities	(2,960)	(87)	(3,827)	(64,553)
Purchases of equity securities	-	(4)	-	(783)
Sale of equity securities	4	-	-	250
Purchases of short-term investments	(3,810)	-	(48,300)	-
Sales of short-term investments	657	41,110	68,078	57,112
Acquisition of subsidiary	(16,102)	(33,495)	-	-
Additional (investments in) redemption of other investments	10,000	(10,000)	-	-
Other	-	-	46	310
Net cash provided from investing activities	103	(8,132)	15,997	(7,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long term debt	-	-	(1,444)	(3,150)
Proceeds from employee stock purchase plan	-	-	-	100
Purchase of treasury stock	-	-	-	(6,858)
Exercise of common stock options	130	-	-	-
Net cash provided from financing activities	130	-	(1,444)	(9,908)

Increase (decrease) in cash and cash equivalents	(6,145)	(14,057)	7,128	(29,344)
Cash and cash equivalents, beginning of year	7,070	21,127	13,999	43,343
Cash and cash equivalents, end of year	925	7,070	21,127	13,999

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

				NET
				INVESTMENT
	INSURANCE			INCOME GAINS, (LOSSES)	INSURANCE BENEFITS	OTHER
	POLICY	UNEARNED	PREMIUMS	AND OTHER	AND	OPERATING	PREMIUMS
	BENEFITS	PREMIUMS	EARNED	INCOME	CLAIMS	EXPENSES	WRITTEN

FISCAL YEAR ENDED DECEMBER 31, 2003:
Health
	$17,858	$-0-	$37,817	$2,604	$23,312	$11,026	$37,817

THREE MONTHS ENDED DECEMBER 31, 2002:
Health	$7,054	$-0-	$1,636	$90	$989	$484	$1,636

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

(in Thousands)

Description			Charged to
	Balance at	Charged to	Other
Valuation Allowance on Deferred	Beginning	Costs and	Accounts	Deductions	Balance at
Tax Asset:	Of Period	Expenses	Describe	Describe	End of Period
Year ended December 31, 2003	$102,212	$(2,322)	$-	$10,226(d)	$89,664
Transitional Period - Quarter
ended December 31, 2002	$96,416	$12,412	$-	$6,616(c)	$102,212
Year ended September 30, 2002	$91,945	$4,471	$-	$-	$96,416
Year ended September 30, 2001	$49,082	$42,863	$-	$-	$91,945

Net Liabilities Associated with
Discontinued Operations:
Year ended December 31, 2003	$4,438	$-	$(110) (b)	$2,960(a)	$1,368
Transitional Period - Quarter
ended December 31, 2002	$3,850	$1,475	$-	$887 (a)	$ 4,438
Year ended September 30, 2002	$2,757	$4,097	$-	$3,004 (a)	$3,850
Year ended September 30, 2001	$36,427	$4,898	$-	$38,568(a)	$2,757

Restructuring Reserve:
Year ended December 31, 2003	$1,717	$152	$-	$1,003 (a)	$866
Transitional Period - Quarter
Ended December 31, 2002	$1,446	$538	$-	$267 (a)	$1,717
Year ended September 30, 2002	$1,240	$502	$-	$296 (a)	$1,446
Year ended September 30, 2001	$-	$3,900	$-	$2,660(a)	$1,240

______________________________

(a) Amounts written off and payments applied, net of receipts.

(b) Payments applied were less than original reserve estimate.

(c) Reduction due to acquisition of IAHC in November 2002.

(d) $5,760 of this reduction is due to acquisition of Marlton, effective January 2003. The remaining $4,466 reduction is based on management's periodic evaluation of the valuation allowance.