Form 10-Q
period 2004-03-31
AMERICAN INDEPENDENCE CORP
filed 2004-05-17
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2004
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from

Commission File Number: 001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)
Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2004
Common stock, $0.01 par value	8,436,389

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,
	2004	December 31,
	(Unaudited)	2003
ASSETS:
Investments:
Short-term investments, at fair value	$3,492	$5,817
Fixed maturities, at fair value	38,842	30,964
Equity securities, at fair value	1,455	1,477

Total investments	43,789	38,258

Cash and cash equivalents	2,560	2,360
Restricted cash	16,470	15,788
Accounts and notes receivable net of allowance for doubtful
accounts of $37 and $37	144	150
Accrued investment income	461	362
Premiums receivable	1,666	1,423
Fixed assets	601	619
Deferred tax	15,015	15,990
Reinsurance receivable	4,649	4,299
Goodwill	23,668	23,668
Intangible assets	2,424	2,747
Accrued fee income	3,752	3,092
Other assets	4,843	3,335

Total assets	$120,042	$112,091

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance policy benefits Premium and claim funds payable Amounts due to brokers Accounts payable, accruals and other liabilities Income taxes Restructuring accrual Net liabilities associated with discontinued operations	$18,656	$17,858
	15,670	14,988
	4,130	120
	2,905	2,567
	291	170
	697	866
	1,291	1,368

Total liabilities	43,640	37,937

Minority interest	4,026	4,026

Preferred stock, $0.10 par value, 1,000 shares designated
no shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,199,889 and 9,185,695 shares issued and 8,436,389 and
8,422,195 shares outstanding, respectively	92	92
Additional paid-in-capital	478,901	478,623
Accumulated other comprehensive income (loss)	312	(66)
Treasury stock, at cost, 763,500 shares	(9,137)	(9,137)
Accumulated deficit	(397,792)	(399,384)

Total stockholders' equity	72,376	70,128

Total liabilities and stockholders' equity	$120,042	$112,091

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Premiums earned	$12,696	$6,550
Net investment income	546	514
Net realized gains	130	179
MGU fee income	4,040	3,354
Other income	5	9

	17,417	10,606

EXPENSES:
Insurance benefits, claims and reserves	7,676	3,995
Selling, general and administrative, exclusive of non-cash
compensation expense	6,512	3,910
Amortization and depreciation	382	500
Non-cash compensation expense related to stock options	91	46
Minority interest	164	167

	14,825	8,618

Income from continuing operations before income tax	2,592	1,988
Provision for income taxes	(1,010)	(86)

Income from continuing operations	1,582	1,902

Gain on discontinued operations	10	114

Net income	$1,592	$2,016

Basic income per common share:
Income from continuing operations	$.19	$.23
Gain on discontinued operations	-	.01
Net income applicable to common shares	$.19	$.24

Shares used to compute basic income per share	8,425	8,395

Diluted income per common share:
Income from continuing operations	$.19	$.23
Gain on discontinued operations	-	.01
Net income applicable to common shares	$.19	$.24

Shares used to compute diluted income per share	8,543	8,439

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

		Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,592	$2,016
Adjustments to net income:
Realized gains on sales of investment securities	(130)	(179)
Gain on discontinued operations	(10)	(114)
Amortization and depreciation	382	500
Non-cash stock compensation expense	91	46
Other	7	150
Change in other assets and liabilities:
Change in policy liabilities	798	2,646
Change in net amounts due from and to reinsurers	(350)	(633)
Change in accrued fee income	(660)	(554)
Change in premiums receivable	(243)	(655)
Change in deferred tax	975	(5,789)
Change in tax liability	121	(500)
Change in other assets and other liabilities	(1,656)	4,516

Net cash provided by operating activities of continuing operations	917	1,450
Net cash used by operating activities of discontinued operations	(67)	(2,111)

	850	(661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(6,548)	(712)
Sales of short-term investments	8,862	-
Change in resale and repurchase agreement	-	14,507
Change in due to and from brokers	4,010	6,564
Purchases of fixed maturities	(37,004)	(47,919)
Sales and maturities of fixed maturities	29,795	34,674
Purchases of equity securities	(324)	-
Sales of equity securities	373	-
Redemption of investment in partnerships	-	8,412
Acquisition of Marlton, net	-	(16,102)
Other	-	10

Net cash used by investing activities of continuing operations	(836)	(566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	186	84
Net cash provided by financing activities of continuing operations	186	84

Increase (decrease) in cash and cash equivalents	200	(1,143)

Cash and cash equivalents, beginning of period	2,360	7,581

Cash and cash equivalents, end of period	$2,560	6,438

The accompanying notes are integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1. Significant Accounting Policies and Practices

(A) Business and Organization

American Independence Corp. ("AMIC") is a holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American"), and its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS") and Voorhees Risk Management LLC d.b.a. Marlton Risk Group ("Marlton"). IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries".

(B) Principles of Consolidation and Preparation of Financial Statements.

The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments, except as otherwise noted) which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of March 31, 2004 and December 31, 2003, and the consolidated statements of operations and cash flows for the interim periods ended March 31, 2004 and 2003. Additionally, certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

American Independence Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements.

2. Income Per Common Share

Included in the diluted earnings per share calculation for 2004 and 2003 are 118,000 shares and 44,000, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

3. Stock-Based Compensation and Change in Accounting Principle

In November 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002. The Company recorded an expense of approximately $91,000 and $28,000 for the three months ended March 31, 2004 and 2003, respectively, related to the issuance of approximately 67,000 and 33,000 options issued during the quarters, respectively, under the fair value based method. For the three months ended March 31, 2003, $18,000 of non-cash compensation expense relates to options issued under the intrinsic value method pursuant to APB 25.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148")." As permitted by SFAS No. 148, the Company has elected to prospectively account for all stock option grants issued on or after October 1, 2002, under the fair value based method. As part of the election to prospectively account for all stock option grants under the fair value based method, the Company is permitted to continue accounting for all stock option grants issued before October 1, 2002, under the intrinsic value method. Under the fair value based method, stock compensation costs for stock option grants is measured at the grant date based on the value of the award, and such cost is recognized as an expense over vesting period of the stock option grant. Under the intrinsic value method, compensation expense is recognized for stock options issued with an exercise price less than the stock's fair value on the date of grant and such expense is recognized over the vesting period.

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, net income and net income per share for the three months ended March 31, 2004, and 2003 would have been as follows (in thousands):
	2004	2003

Net income as reported	$1,592	$2,016
Add stock-based compensation expense included in reported income	91	46
Deduct stock-based compensation expense determined under the fair
value based method for all awards	(8)	(105)
Pro forma net income	$1,675	$1,957

Basic income per common share:
As reported	$.19	$.24
Pro forma	$.20	$.23

Diluted income per common share:
As reported	$.19	$.24
Pro forma	$.20	$.23

4. Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. ("IAHC") on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), Micrographic Technology Corporation ("MTC"), and Kansas Communications Inc. ("KCI"). The operating results of these discontinued operations have been segregated from continuing operations and are reported as a loss from discontinued operations on the consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities. The actual results could differ materially from these estimates. The estimated loss on disposition reserve for all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.

Gain (loss) from discontinued operations is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003

Intellicom	$10	$(363)
Aerzone	-	-
ISP Channel	-	-
MTC	-	477
KCI	-	-
Net gain from discontinued operations	$10	$114

Net liabilities associated with discontinued operations at March 31, 2004 and December 31, 2003, are as follows (in thousands):

March 31,	December 31,
2004	2003

Current liabilities:
Estimated closure costs	$1,043	$1,120
Other accrued expenses	248	248

Total liabilities	$1,291	$1,368

Intellicom	$1,043	$1,120
Aerzone	26	26
ISP Channel	153	153
MTC	49	49
KCI	20	20
Net liabilities associated with discontinued
operations	$1,291	$1,368

5. Restructuring Reserve

On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. At March 31, 2004, the Company had a remaining reserve of $697,000 relating to the restructuring. This reserve primarily relates to the leasehold obligations of the former corporate headquarters in San Francisco, California; the Company maintains an $800,000 security deposit with respect to this liability which is included in restricted cash.

(In thousands)
Balance, December 31, 2003:	$866
Plus: Additional estimated costs	-
Less: Payments	169
Balance, March 31, 2004:	$697

6. MGU Fee Income

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

MGU fee income consisted of the following:
	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(In thousands)

MGU fee income regular	$3,560	$3,214

MGU fee income profit commissions	480	140

	$4,040	$3,354

7. Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings and claims, which arise in the ordinary course of its discontinued businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

8. Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Consolidated Statements of Operations; and (ii) after-tax net unrealized gains and losses on securities available for sale which are reported directly in stockholders' equity. Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:
	2004	2003
	(In thousands)

Net income	$1,592	$2,016
Unrealized gains (losses)	378	(54)
Comprehensive income	$1,970	$1,962

9. Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

Three Months Ended March 31,
2004	2003

Cash paid:
Income taxes	$20	$546

10. Segment Information

Management presents its segment information to show its direct insurance operation separately from its MGU operations, which is how management currently views its operations. Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003

Revenues:
Independence American	$13,147	$6,695
MGU Subsidiaries	4,127	3,512
Corporate	13	220
Net realized gains	130	179
	$17,417	$10,606

Income from continuing
operations before income tax
Independence American	$1,490	$1,257
MGU Subsidiaries	1,924	885
Corporate	(952)	(333)
Net realized gains	130	179

	$2,592	$1,988

11. Subsequent Events

On April 16, 2004, for a purchase price of $600,000 in cash, the Company expanded its business through the acquisition of substantially all of the assets of an employer medical stop-loss managing general underwriter, which has a block of approximately $13 million of annualized premium. The assets were acquired by IndependenceCare Underwriting Services - MidAtlantic LLC, which will be based in Baltimore, Maryland and will retain the key marketing personnel of the former MGU.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual consolidated results of American Independence Corp.("AMIC") and Subsidiaries (collectively referred to as the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Operating Results" as set forth in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this quarterly report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates", "likelihood", "unlikelihood", "assessment", and "foreseeable" and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause the Company's actual results for the year ending December 31, 2004, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by the Company, or on its behalf. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission and our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

On February 10, 2003, but effective as of January 1, 2003, the Company acquired 80% of the business of an employer medical stop-loss MGU and an affiliated entity (the "Acquired MGUs"). The acquisition was accomplished by the formation of Marlton into which the Acquired MGUs contributed all of their assets, and the Company contributed $16,000,000 cash for an 80% ownership interest. The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Marlton, and Marlton assumed all of the liabilities of the Acquired MGUs. This acquisition resulted in goodwill in the amount of $11,373,000 and intangible assets in the amount of $2,800,000.

On April 16, 2004, the Company expanded its business through the acquisition of substantially all of the assets of an employer medical stop-loss managing general underwriter, which has a block of approximately $13 million of annualized premium. The assets were acquired by IndependenceCare Underwriting Services - MidAtlantic LLC, which will be based in Baltimore, Maryland and will retain the key marketing personnel of the former MGU.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 24 states, and has a B+ (Very Good) rating from A.M. Best Company ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company. Independence American's statutory capital and surplus as of March 31, 2004 was $28,289,000.

Managing General Underwriters

IndependenceCare is an MGU for the employer medical stop-loss, provider excess loss and HMO reinsurance products of Standard Life and Independence American. IndependenceCare has agreements with another carrier to write business on its behalf in the event of marketing conflicts or regulatory requirements. IndependenceCare has four operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C., IndependenceCare Underwriting Services - MidAtlantic L.L.C. and IndependenceCare Underwriting Services - Southwest L.L.C. IndependenceCare's staff of 36 employees is responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.

RAS is an MGU for employer medical stop-loss and group life for Standard Life. RAS also has an agreement with another carrier to write stop-loss on its behalf in the event of marketing conflicts. RAS, which is based in South Windsor, Connecticut, employs 11 marketing, underwriting and claims personnel.

Marlton is an MGU for employer medical stop-loss and group life for Standard Life. This MGU also writes stop-loss through two other carriers in the event of marketing conflicts. Marlton, which is based in Voorhees, New Jersey, has 29 marketing, underwriting, medical management and claims employees.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), Micrographic Technology Corporation ("MTC"), and Kansas Communications Inc. ("KCI"). Discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies are significantly affected by judgments, assumptions and estimates used in preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the consolidated financial statements in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible and the net operating losses are utilizable. Management believes that although sufficient uncertainty exists regarding the future realization of deferred tax assets, the valuation allowance is adequate to account for the expected utilization of net operating losses against future taxable income.

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

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite lives resulting from business combinations will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the Company determines that the value of goodwill or intangible assets with indefinite lives has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

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

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Net realized gains and losses on investments are computed using the specific identification method and are reported in net realized gains, in the accompanying consolidated statements of operations. Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the accompanying consolidated statements of operations as net realized losses.

Insurance Policy Benefits

Liabilities for insurance policy benefits on short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance policy benefits provides an adequate level of reserves at March 31, 2004.

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

Results of Operations for the Three Months Ended March 31, 2004, Compared to the Three Months Ended March 31, 2003 (in thousands)

Premiums Earned. Premiums earned increased $6,146 to $12,696 for the three months ended March 31, 2004, compared to $6,550 for the three months ended March 31, 2003, an increase of 94%. This is due to a combination of a higher percentage of medical stop-loss business assumed from, as well as increased volume of business written by, Independence Holding Company in 2004.

Net Investment Income. Net investment income increased $32 to $546 for the three months ended March 31, 2004, compared to $514 for the three months ended March 31, 2003, mainly due to a higher invested asset base in 2004.

MGU Fee Income. MGU fee income increased $686 to $4,040 for the three months ended March 31, 2004, compared to $3,354 for the three months ended March 31, 2003. MGU profit sharing revenues increased $340 to $480 for the three months ended March 31, 2004, compared to $140 for the three months ended March 31, 2003, mainly due to improved loss ratios.

Insurance Benefits, Claims and Reserves. Insurance benefits claims and reserves increased $3,681 to $7,676 for the three months ended March 31, 2004, compared to $3,995 for the three months ended March 31, 2003, an increase of 92%. The increase is due to additional claims relating to increased volume from Independence American in 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased $1,966 to $6,512 for the three months ended March 31, 2004, compared to $4,546 for the three months ended March 31, 2003. The increase is primarily due to higher commission expense incurred by Independence American in 2004, resulting from increased premium volume.

Amortization and Depreciation. Amortization and depreciation expense decreased $118 to $382 for the three months ended March 31, 2004, compared to $500 for the three months ended March 31, 2003. The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC and Marlton. Amortization expense for these intangible assets will decline over the useful lives of the assets.

Non-Cash Compensation Expense Related to Stock Options. Non-cash compensation expense related to stock options increased $45 to $91 for the three months ended March 31, 2004, compared to $46 for the three months ended March 31, 2003. The expense for the three months ended March 31, 2004 relates to the issuance of 67,000 options issued during the period under the fair value based method. The 2003 expense includes two components: an expense of $28 relating to the fair value of options issued for the three months ended March 31, 2003 accounted for under SFAS No. 123. (SFAS No. 123 was adopted as of October 1, 2002); and an expense of $18 for options issued prior to October 1, 2002 accounted for under the intrinsic value method of APB 25.

Income Taxes. The provision for income taxes increased $924 to $1,010 for the three months ended March 31, 2004, compared to $86 for the three months ended March 31, 2003 Net income for the first quarter of 2004 includes a non-cash provision for federal income taxes of $807. No such provision was recorded for the comparable period in 2003 because AMIC's tax year end is September 30 and for the first nine months of 2003 the Company had a recovery for federal income taxes arising from losses in the fourth quarter of 2002. For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain on Discontinued Operations. Gain on discontinued operations was $10 for the three months ended March 31, 2004, compared to a gain of $114 for the three months ended March 31, 2003. The gain in 2003 is primarily attributable to lower than expected interest and expenses with regard to the arbitration award on MTC, offset by additional reserves on Intellicom related to the lease obligations of the Livermore facility.

Net Income. The Company had net income of $1,592, or $.19 per share, diluted, for the three months ended March 31, 2004, compared to $2,016, or $.24 per share, diluted, for the three months ended March 31, 2003.

Liquidity and Capital Resources (in thousands)

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

Corporate

Corporate derives cash flow funds principally from: dividends from its subsidiaries and investment income from Corporate liquidity. There are no regulatory constraints on the MGU subsidiaries' ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by IAIC.

As of March 31, 2004, the Company had $42,219 in cash, cash equivalents, and investments net of amounts due to brokers compared with $40,498 as of December 31, 2003.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2004 was $917. This results from net income of $1,592, net income of $10 from discontinued operations, a net decrease in the remaining assets and liabilities of $1,008, and several non-cash items including stock compensation expense of $91, realized gains of $130, and amortization and depreciation expense of $382. Net cash used in operating activities of discontinued operations was $67.

Net cash used by investing activities of continuing operations for the three months ended March 31, 2004 was $836. This use of cash results from purchases of fixed maturities, equity securities, and short-term investments, net of sales of all such securities.

Net cash provided by financing activities from continuing operations was $186 resulting from the exercise of common stock options for the three months ended March 31, 2004.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued reductions in cash usages from its discontinued operations for the year ending December 31, 2004.

The expected schedule of contractual obligations at March 31, 2004 is not materially different than the schedule at December 31, 2003.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company's gross unrealized losses on fixed maturities totaled $193,000 at March 31, 2004. Substantially all of these securities were investment grade. The remaining unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2004. The Company holds all securities as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).

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

In the Company's analysis, a 100 to 200 basis point change in interest rates on the Company's liabilities would not be expected to have a material adverse effect on the Company. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Item 4. Controls and Procedures

The President and the Chief Financial Officer of the Company (its principal executive officer and its principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims which arise in the ordinary course of its discontinued businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

A current report on Form 8-K was filed with the Commission on March 3, 2004 to announce the earnings of the Company through December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.
/s/ Roy T.K. Thung Roy T.K. Thung President and Chief Executive Officer	Date:	May 14, 2004

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	May 14, 2004