Form 10-Q
period 2004-06-30
AMERICAN INDEPENDENCE CORP
filed 2004-08-10
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2004
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from

Commission File Number: 001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)
Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2004
Common stock, $0.01 par value	8,436,389

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS:
Investments:
Short-term investments, at fair value	$4,033	$5,817
Fixed maturities, at fair value	35,684	30,964
Equity securities, at fair value	1,345	1,477

Total investments	41,062	38,258

Cash and cash equivalents	3,912	2,360
Restricted cash	21,253	15,788
Accounts and notes receivable net of allowance for doubtful
accounts of $37 and $37	222	150
Accrued investment income	488	362
Premiums receivable	1,548	1,423
Fixed assets	570	619
Deferred tax	14,852	15,990
Reinsurance receivable	4,037	4,299
Goodwill	24,154	23,668
Intangible assets	2,204	2,747
Accrued fee income	3,937	3,092
Other assets	5,121	3,335

Total assets	$123,360	$112,091

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance policy benefits Premium and claim funds payable Amounts due to brokers Accounts payable, accruals and other liabilities Income taxes Restructuring accrual Net liabilities associated with discontinued operations	$19,065	$17,858
	20,453	14,988
	1,295	120
	3,351	2,567
	457	170
	556	866
	1,249	1,368

Total liabilities	46,426	37,937

Minority interest	4,026	4,026

Preferred stock, $0.10 par value, 1,000 shares designated
no shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,180,695 and 9,180,695 shares issued and 8,436,389 and
8,422,195 shares outstanding, respectively	92	92
Additional paid-in-capital	478,847	478,563
Accumulated other comprehensive income (loss)	(673)	(66)
Treasury stock, at cost, 744,306 and 758,500 shares, respectively	(8,907)	(9,077)
Accumulated deficit	(396,451)	(399,384)

Total stockholders' equity	72,908	70,128

Total liabilities and stockholders' equity	$123,360	$112,091

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Premiums earned	$14,476	$8,422	$27,172	$14,972
Net investment income	559	521	1,105	1,035
Net realized gains	126	170	256	349
MGU fee income	4,849	3,512	8,889	6,866
Other income	5	11	10	20

	20,015	12,636	37,432	23,242
EXPENSES:
Insurance benefits, claims and reserves	9,667	5,204	17,343	9,199
Selling, general and administrative, exclusive of non-cash
compensation expense	7,340	4,495	13,852	8,405
Amortization and depreciation	421	507	803	1,007
Non-cash compensation expense related
to stock options	176	30	267	76
Restructuring expense	-	30	-	30
Minority interest	169	171	333	338

	17,773	10,437	32,598	19,055

Income from continuing operations before income tax	2,242	2,199	4,834	4,187
Provision for income taxes	(901)	(95)	(1,911)	(181)

Income from continuing operations	1,341	2,104	2,923	4,006

Gain on discontinued operations	-	-	10	114

Net income	$1,341	$2,104	$2,933	$4,120

Basic income per common share:
Income from continuing operations	$.16	$.25	$.35	$.48
Gain on discontinued operations	-	-	-	.01
Net income applicable to common shares	$.16	$.25	$.35	$.49

Shares used to compute basic income per share	8,436	8,415	8,430	8,405

Diluted income per common share:
Income from continuing operations	$.16	$.25	$.34	$.48
Gain on discontinued operations	-	-	-	.01
Net income applicable to common shares	$.16	$.25	$.34	$.49

Shares used to compute diluted income per share	8,609	8,481	8,599	8,458

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)
	Six Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,933	4,120
Adjustments to net income:
Realized gains on sales of investment securities	(256)	(349)
Deferred tax expense	1,484	-
Gain on discontinued operations	(10)	(114)
Provision for restructuring	-	30
Amortization and depreciation	803	1,007
Non-cash stock compensation expense	267	76
Other	-	56
Change in other assets and liabilities:
Change in policy benefits	1,207	5,917
Change in net amounts due from and to reinsurers	262	72
Change in accrued fee income	(845)	(1,914)
Change in premiums receivable	(125)	(668)
Change in deferred tax	(2)	-
Change in income tax liability	287	(426)
Change in other assets and other liabilities	(1,487)	(1,355)

Net cash provided by operating activities of continuing operations	4,518	6,452
Net cash used by operating activities of discontinued operations	(109)	(2,586)

	4,409	3,866

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of short-term investments	(10,472)	(3,918)
Sales and maturities of short-term investments	12,249	96
Change in resale and repurchase agreements	-	13,874
Change in amounts due to and from brokers	1,175	7,247
Purchases of fixed maturities	(50,225)	(93,481)
Sales and maturities of fixed maturities	44,781	77,499
Purchases of equity securities	(324)	(1,120)
Sales of equity securities	373	672
Redemption of investment in partnerships	-	10,000
Business acquisitions, net	(600)	(16,102)

Net cash used by investing activities of continuing operations	(3,043)	(5,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	186	109
Net cash provided by financing activities of continuing operations	186	109

Increase (decrease) in cash and cash equivalents	1,552	(1,258)

Cash and cash equivalents, beginning of period	2,360	7,581

Cash and cash equivalents, end of period	$3,912	$6,323

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

(B) Principles of Consolidation and Preparation of Financial Statements.

These consolidated financial statements and related disclosures were prepared in conformity with U.S. generally accepted accounting principles. The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheet as of June 30, 2004 and the consolidated statements of operations and cash flows for the interim periods ended June 30, 2004 and 2003. Additionally, certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

American Independence Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements.

2. Income Per Common Share

Included in the diluted earnings per share calculation are 173,000 and 66,000 shares for the three months ended June 30, 2004 and 2003, respectively, and 169,000 and 53,000 shares for the six months ended June 30, 2004 and 2003, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

3. Stock-Based Compensation and Change in Accounting Principle

In November 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002. The Company recorded an expense of approximately $201,000 and $58,000 for the six months ended June 30, 2004 and 2003, respectively, related to the issuance of approximately 141,000 and 53,000 options issued under the fair value method. The Company recorded an expense of approximately $109,000 and $30,000 for the three months ended June 30, 2004 and 2003, respectively. Also, for the three and six months ended June 30, 2004, the Company recorded an expense of $66,000 for the reissuance of options to a director. In 2003, the Company recorded $18,000 of additional non-cash compensation expense related to options issued under the intrinsic value method pursuant to APB 25.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148")." As permitted by SFAS No. 148, the Company has elected to prospectively account for all stock option grants issued on or after October 1, 2002, under the fair value based method. As part of the election to prospectively account for all stock option grants under the fair value based method, the Company is permitted to continue accounting for all stock option grants issued before October 1, 2002, under the intrinsic value method. Under the fair value based method, stock compensation cost for stock option grants is measured at the grant date based on the value of the award, and such cost is recognized as an expense over the vesting period of the stock option grant. Under the intrinsic value method, compensation expense is recognized for stock options issued with an exercise price less than the stock's fair value on the date of grant and such expense is recognized over the vesting period.

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, net income and net income per share for the three months and the six months ended June 30, 2004, and 2003 would have been as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$1,341	$2,104	$2,933	$4,120
Add stock-based compensation expense included in reported income	176	30	267	76
Deduct stock-based compensation expense determined under the fair value based method for all awards	(177)	(96)	(185)	(203)
Pro Forma net income	$1,340	2,038	$3,015	$3,993

Basic income per common share:
As reported	$.16	$.25	$.35	$.49
Pro forma	$.16	$.24	$.36	$.48

Diluted income per common share:
As reported	$.16	$.25	$.34	$.49
Pro forma	$.16	$.24	$.35	$.47

4. Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. ("IAHC") on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), Micrographic Technology Corporation ("MTC"), and Kansas Communications Inc. ("KCI"). The operating results of these discontinued operations have been segregated from continuing operations and are reported as a gain (loss) on discontinued operations on the consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities. The actual results could differ materially from these estimates. The estimated loss on disposition reserve for all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.

Gain (loss) from discontinued operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Intellicom	$-	$-	$10	$(363)
Aerzone	-	120	-	120
ISP Channel	-	146	-	146
MTC	-	50	-	527
KCI	-	(316)	-	(316)
Net gain from
discontinued operations	$-	$-	$10	$114

Net liabilities associated with discontinued operations at June 30, 2004 and December 31, 2003, are as follows (in thousands):

June 30,	December 31,
2004	2003

Liabilities:
Estimated closure costs	$1,001	$1,120
Other accrued expenses	248	248

Total liabilities	$1,249	$1,368

Intellicom	$1,001	$1,120
Aerzone	26	26
ISP Channel	153	153
MTC	49	49
KCI	20	20
Net liabilities associated with discontinued
operations	$1,249	$1,368

5. Restructuring Reserve

On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. At June 30, 2004, the Company had a remaining reserve of $556,000 relating to the restructuring. This reserve primarily relates to the leasehold obligations of the former corporate headquarters in San Francisco, California; the Company maintains an $800,000 security deposit with respect to this liability which is included in restricted cash.

(In thousands)
Balance, December 31, 2003:	$866
Less: Payments	(310)
Balance, June 30, 2004:	$556

6. Investment Impairments

The following table summarizes, for all securities in an unrealized loss position at June 30, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FIXED MATURITIES:

Corporate securities	12,150	688	-	-	12,150	688
Collateralized mortgage obligations	$6,922	$258	$841	$41	$7,763	$299
("CMOs") and asset backed securities			-
U.S. Government and agencies obligations	4,083	64	1,264	102	5,347	166
Agency mortgage backed pass through
securities	2,964	78	-	-	2,964	78
Total, fixed maturities	$26,119	$1,088	$2,105	$143	$28,224	$1,231

EQUITY SECURITIES:

Preferred stock	$1,022	$52	$-	$-	$1,022	$52

Total temporarily impaired securities	$27,141	$1,140	$2,105	$143	$29,246	$1,283

Substantially all of the unrealized losses at June 30, 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. The Company reviews its investments regularly and monitors its investments continually for impairments. A total of 71 securities were in a continuous unrealized loss position for less than 12 months and four securities 12 months or longer. For the six months-ended June 30, 2004, the Company realized a loss of $44,000 from unrealized losses on securities that the Company deemed to be other than temporary in nature. The remaining unrealized losses were evaluated in accordance with the Company's policy and were determined to be temporary in nature at June 30, 2004. For all remaining fixed maturities, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

7. MGU Fee Income

The Company records MGU fee income as policy premium payments are earned. MGUs are compensated in two ways. They earn fee income based on the volume of business produced, and collect profit-sharing commissions if such business exceeds certain profitability benchmarks. Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could vary from quarter to quarter.

MGU fee income consisted of the following (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

MGU fee income-administration fees	$3,771	$3,075	$7,331	$6,288

MGU fee income-profit commissions	1,078	437	1,558	578

	$4,849	$3,512	$8,889	$6,866

8. Commitments and Contingencies

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

9. Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Consolidated Statements of Operations; and (ii) after-tax net unrealized gains and losses on securities available for sale which are reported directly in stockholders' equity. Comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income	$1,341	$2,104	$2,933	$4,120
Unrealized gains (losses)	(985)	275	(607)	221

Comprehensive income	$356	$2,379	$2,326	$4,341

10. Supplemental Cash Flow Information

The supplemental cash flow information for the six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Cash paid:
Income taxes	$65	$625

11. Segment Information

Management presents its segment information to show its direct insurance operation separately from its MGU operations, which is how management currently views its operations. Segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenues:
Independence American	$15,014	$8,806	$28,235	$15,660
MGU Subsidiaries	4,862	3,549	8,915	6,908
Corporate	13	111	26	325
Net realized gains	126	170	256	349

	$20,015	$12,636	$37,432	$23,242

Income (loss) from continuing operations
before income tax:
Independence American	$597	$1,186	$2,161	$2,162
MGU Subsidiaries	2,069	1,060	3,510	1,719
Corporate	(550)	(217)	(1,093)	(43)
Net realized gains	126	170	256	349

	$2,242	$2,199	$4,834	$4,187

12. Acquisition

On April 16, 2004, the Company expanded its business through the acquisition of substantially all of the assets of an employer medical stop-loss managing general underwriter, which has a block of approximately $13 million of annualized premium. The assets were acquired by IndependenceCare Underwriting Services-MidAtlantic LLC ("ICH-MidAtlantic"), which is based in Baltimore, Maryland and which retained the key marketing personnel of the former MGU. This acquisition resulted in goodwill in the amount of $486,000 and intangible assets in the amount of $114,000.

13. Subsequent Event

Effective July 1, 2004,  a wholly-owned subsidiary of the Company acquired a 23% interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss managing general underwriter which has a block of approximately $41 million of annualized premium. Concurrently, wholly-owned subsidiaries of Independence Holding Company acquired a 52% interest in Majestic. The current senior management of Majestic will continue to own the remaining 25% interest. The Company will account for this investment using the equity method of accounting.

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

Overview

The Company is an insurance holding company that currently specializes in medical stop-loss and managed care through its managing general underwriter division (the "MGUs") and an insurance company, Independence American Insurance Company ("Independence American"). Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 40% of AMIC's stock, and IHC's senior management has provided direction to the Company through a service agreement between the Company and IHC. IHC has also entered into long-term reinsurance treaties to cede medical stop-loss business to Independence American.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability. Management's assessment of trends in healthcare and in the medical stop-loss market play a significant role in determining whether to expand Independence American's reinsurance participation percentage or the number of programs it reinsures. Since Independence American reinsures a portion of all of the business produced by the MGUs, and since the MGUs are also eligible to earn profit sharing commissions based on the profitability of the business they write, the MGUs also emphasize underwriting profitability. In addition, management focuses on controlling operating costs. By sharing employees with IHC and sharing resources among the MGUs and Independence American, AMIC strives to maximize its earnings and utilize its federal net operating loss carryforwards.

The following are highlights for the six months ended June 30, 2004 for Independence American and the MGUs:

Independence American Insurance Company

  Statutory Capital and Surplus as determined under statutory accounting principles of over $28.7 million; this is an increase of $1.5 million or 5.5% from December 31, 2003.

  Premiums increased to $27.2 million for the six months ended June 30, 2004 from $15.0 million for the six months ended June 30, 2003, an increase of 81%.

  $49.9 million of Statutory assets; 6.7% increase from December 31, 2003.

  The average percentage of medical stop-loss business ceded from IHC to Independence American for the six months ended June 30, 2004 increased to 18.2% from 11.8% for the six months ended June 30, 2003.

  The 2004 second quarter was negatively impacted by higher than expected claims from certain of Independence American's 2003 medical stop-loss programs. As a result, the loss ratio for the 2004 second quarter includes charges to reflect loss development on prior treaty years.

MGU Division (IndependenceCare, Marlton, RAS)

  Acquired IndependenceCare Underwriting Services-MidAtlantic LLC ("ICH-MidAtlantic") on April 16, 2004.

  Acquired 23% interest in Majestic Underwriters LLC ("Majestic") on July 13, 2004.

  For the six months ended June 30, 2004, the MGUs generated revenues of $8.9 million, as compared to $6.9 million for the six months ended June 30, 2003, an increase of 29%.

On April 16, 2004, the Company expanded its business through the acquisition of substantially all of the assets of an employer medical stop-loss managing general underwriter, which has a block of approximately $13 million of annualized premium. The assets were acquired by IndependenceCare Underwriting Services-MidAtlantic LLC ("ICH - MidAtlantic"), which is based in Baltimore, Maryland and which retained the key marketing personnel of the former MGU. This acquisition resulted in goodwill in the amount of $486,000 and intangible assets in the amount of $114,000.

Effective July 1, 2004,  a wholly-owned subsidiary of the Company acquired a 23% interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss managing general underwriter which has a block of approximately $41 million of annualized premium. Concurrently, wholly-owned subsidiaries of Independence Holding Company acquired a 52% interest in Majestic. The current senior management of Majestic will continue to own the remaining 25% interest. The Company will account for this investment using the equity method of accounting.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 26 states and the District of Columbia, and has a B+ (Very Good) rating from A.M. Best Company ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company. Independence American's statutory capital and surplus as of June 30, 2004 was $28,658,000.

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

On February 10, 2003, but effective as of January 1, 2003, the Company acquired 80% of the business of an employer medical stop-loss MGU and an affiliated entity (the "Acquired MGUs"). The acquisition was accomplished by the formation of Marlton into which the Acquired MGUs contributed all of their assets, and the Company contributed $16,000,000 cash for an 80% ownership interest. The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Marlton, and Marlton assumed all of the liabilities of the Acquired MGUs. This acquisition resulted in goodwill in the amount of $11,373,000 and intangible assets in the amount of $2,800,000. Marlton is an MGU for employer medical stop-loss and group life for Standard Life. Marlton also writes stop-loss through two other carriers. Marlton, which is based in Voorhees, New Jersey, has 30 marketing, underwriting, medical management and claims employees.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the following discontinued operations, Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), Micrographic Technology Corporation ("MTC"), and Kansas Communications Inc. ("KCI"). Discontinued operations include management's estimates of costs to wind down the business and costs to settle its outstanding liabilities.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies are significantly affected by judgments, assumptions and estimates used in preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the consolidated financial statements in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

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

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets. Net realized gains and losses on investments are computed using the specific identification method and are reported in the accompanying Consolidated Statements of Operations. Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the accompanying Consolidated Statements of Operations as net realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

Insurance Policy Benefits

Liabilities for insurance policy benefits on short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance policy benefits provides an adequate level of reserves at June 30, 2004.

Discontinued Operations

The Company accounts for discontinued operations in accordance with Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB 30, the Company accrued estimates of expected liabilities related to discontinued operations through its eventual discharge. The estimated remaining liabilities related to discontinued operations include contract terminations, litigation and loss from operations subsequent to September 30, 2002. The Company reviews the estimated closure costs liability on a quarterly basis to determine changes in the costs of the discontinued operations activities.

Results of Operations for the Three Months Ended June 30, 2004, Compared to the Three Months Ended June 30, 2003 (in thousands)

Premiums Earned. Premiums earned increased $6,054 to $14,476 for the three months ended June 30, 2004, compared to $8,422 for the three months ended June 30, 2003, an increase of 72%. This is due to a combination of a higher percentage of medical stop-loss business assumed from, as well as increased volume of business written by, Independence Holding Company in 2004. The average percentage of medical stop-loss business ceded from IHC to Independence American for the three months ended June 30, 2004 and 2003 was 18.9% and 12.5%, respectively.

Net Investment Income. Net investment income increased $38 to $559 for the three months ended June 30, 2004, compared to $521 for the three months ended June 30, 2003, mainly due to a higher invested asset base in 2004.

Net Realized Gains. Net realized gains decreased $44 to $126 for the three months ended June 30, 2004, compared to $170 for the three months ended June 30, 2003. Decision to sell securities are based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in gains or losses from period to period. Offsetting net realized gains for the three months-ended June 30, 2004 is a realized a loss of $44 from unrealized losses on securities that the Company deemed to be other than temporary in nature.

MGU Fee Income. MGU fee income increased $1,337 to $4,849 for the three months ended June 30, 2004, compared to $3,512 for the three months ended June 30, 2003. MGU profit sharing revenues increased $641 to $1,078 for the three months ended June 30, 2004, compared to $437 for the three months ended June 30, 2003, mainly due to improved loss ratios in the treaty years in which such profit sharing amounts were calculated. MGU fee income-administration fees increased $696 to $3,771 for the three months ended June 30, 2004, from $3,075 for the three months ended June 30, 2003 due to an increase in premiums written by the MGUs.

Insurance Benefits, Claims and Reserves. Insurance benefits claims and reserves increased $4,463 to $9,667 for the three months ended June 30, 2004, compared to $5,204 for the three months ended June 30, 2003, an increase of 86%. The increase is mainly due to additional claims relating to increased volume from Independence American in 2004. Additionally, the 2004 second quarter was negatively impacted by higher than expected claims from certain of our 2003 medical stop-loss programs. As a result, the loss ratio for the 2004 second quarter includes charges to reflect loss development on prior treaty years. While management sets reserves based on its best estimate of ultimate claim settlement costs, the Company adjusts reserves as claims mature, approach settlement, or are otherwise resolved.

Selling, General and Administrative. Selling, general and administrative expenses increased $2,845 to $7,340 for the three months ended June 30, 2004, compared to $4,495 for the three months ended June 30, 2003. The increase is primarily due to $2,249 of higher commission expense incurred by Independence American in 2004, as compared to 2003, resulting from increased premium volume. Additionally, salaries were approximately $400 higher for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003.

Amortization and Depreciation. Amortization and depreciation expense decreased $86 to $421 for the three months ended June 30, 2004, compared to $507 for the three months ended June 30, 2003. The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and ICH - MidAtlantic. Amortization expense for these intangible assets will decline over the useful lives of the assets. The lives of the assets expire between 2006 and 2008.

Non-Cash Compensation Expense Related to Stock Options. Non-cash compensation expense related to stock options increased $146 to $176 for the three months ended June 30, 2004, compared to $30 for the three months ended June 30, 2003. The increase is due to additional option grants since June 30, 2003 and the reissuance of options to a director.

Income Taxes. The provision for income taxes increased $806 to $901 for the three months ended June 30, 2004, compared to $95 for the three months ended June 30, 2003. Net income for 2004 includes a non-cash provision for federal income taxes of $677. No such provision was recorded for the comparable period in 2003 because AMIC's tax year end is September 30 and for the first nine months of 2003 the Company had a recovery for federal income taxes arising from losses in the fourth quarter of 2002. For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income. The Company had net income of $1,341, or $.16 per share, diluted, for the three months ended June 30, 2004, compared to $2,104, or $.25 per share, diluted, for the three months ended June 30, 2003.

Results of Operations for the Six Months Ended June 30, 2004, Compared to the Six Months Ended June 30, 2003 (in thousands)

Premiums Earned. Premiums earned increased $12,200 to $27,172 for the six months ended June 30, 2004, compared to $ 14,972 for the six months ended June 30, 2003, an increase of 81%. This is due to a combination of a higher percentage of medical stop-loss business assumed from, as well as increased volume of business written by, Independence Holding Company in 2004. The average percentage of medical stop-loss business ceded from IHC to Independence American for the six months ended June 30, 2004 and 2003 was 18.2% and 11.8%, respectively.

Net Investment Income. Net investment income increased $70 to $1,105 for the six months ended June 30, 2004, compared to $1,035 for the six months ended June 30, 2003, mainly due to a higher invested asset base in 2004.

Net Realized Gains. Net realized gains decreased $93 to $256 for the six months ended June 30, 2004, compared to $349 for the six months ended June 30, 2003. Decision to sell securities are based on cash flow needs, investment opportunities, and economic market conditions, then creating fluctuations in gains or losses from period to period. Offsetting net realized gains for the six months-ended June 30, 2004 is a realized a loss of $44 from unrealized losses on securities that the Company deemed to be other than temporary in nature.

MGU Fee Income. MGU fee income increased $2,023 to $8,889 for the six months ended June 30, 2004, compared to $6,866 for the six months ended June 30, 2003. MGU profit sharing revenues increased $980 to $1,558 for the six months ended June 30, 2004, compared to $578 for the six months ended June 30, 2003, mainly due to improved loss ratios in the treaty years in which such profit sharing amounts were calculated. MGU fee income- administration fees increased $1,043 to $7,331 for the six months ended June 30, 2004, from $6,288 for the six months ended June 30, 2003 due to an increase in premiums written by the MGUs.

Insurance Benefits, Claims and Reserves. Insurance benefits, claims and reserves increased $8,144 to $17,343 for the six months ended June 30, 2004, compared to $9,199 for the six months ended June 30, 2004, an increase of 89%. The increase is primarily due to additional claims relating to increased volume from Independence American in 2004. Additionally, the 2004 second quarter was negatively impacted by higher than expected claims from certain of our 2003 medical stop-loss programs. As a result, the loss ratio for the 2004 second quarter includes charges to reflect loss development on prior treaty years.

Selling, General and Administrative. Selling, general and administrative expenses increased $5,447 to $13,852 for the six months ended June 30, 2004, compared to $8,405 for the six months ended June 30, 2003. The increase is primarily due to the $4,267 of higher commission expense incurred by Independence American in 2004, as compared to 2003, resulting from increased premium volume. Additionally, salaries were approximately $500 higher and legal expenses, due to a write-down of legal reserves in 2003, were approximately $300 higher for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003.

Amortization and Depreciation. Amortization and depreciation expense decreased $204 to $803 for the six months ended June 30, 2004, compared to $1,007 for the six months ended June 30, 2003. The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and ICH - MidAtlantic. Amortization expense for these intangible assets will decline over the useful lives of the assets. The lives of the assets expire between 2006 and 2008.

Non-Cash Compensation Expense Related to Stock Options. Non-cash compensation expense related to stock options increased $191 to $267 for the six months ended June 30, 2004, compared to $76 for the six months ended June 30, 2003. The increase is due to additional option grants since June 30, 2003 and the reissuance of options to a director.

Income Taxes. The provision for income taxes increased $1,730 to $1,911 for the six months ended June 30, 2004, compared to $181 for the six months ended June 30, 2003. Net income for the first six months of 2004 includes a non-cash provision for federal income taxes of $1,484. No such provision was recorded for the comparable period in 2003 because AMIC's tax year end is September 30 and for the first nine months of 2003 the Company had a recovery for federal income taxes arising from losses in the fourth quarter of 2002. For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain on Discontinued Operations. Gain on discontinued operations was $10 for the six months ended June 30, 2004, compared to a gain of $114 for the six months ended June 30, 2003. The gain in 2003 is primarily attributable to lower than expected interest and expenses with regard to the arbitration award on MTC, offset by additional reserves on Intellicom related to the lease obligations of the Livermore facility.

Net Income. The Company had net income of $2,933 or $.34 per share, diluted, for the six months ended June 30, 2004, compared to $4,120 or $.49 per share, diluted, for the six months ended June 30, 2003.

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

Corporate

Corporate derives cash flow funds principally from: dividends from its subsidiaries and investment income from Corporate liquidity. There are no regulatory constraints on the MGUs' ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by IAIC.

As of June 30, 2004, the Company had $43,679 in cash, cash equivalents, and investments net of amounts due to brokers compared with $40,498 as of December 31, 2003.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2004 was $4,518. Net cash flows benefited from premium volume and fees from MGUs, partially offset by higher than expected claims or losses.

Net cash used by investing activities of continuing operations for the six months ended June 30, 2004 was $3,043. This use of cash results from purchases of fixed maturities, equity securities, and short-term investments, net of sales of all such securities. The Company also acquired ICH-MidAtlantic.

Net cash provided by financing activities from continuing operations was $186 resulting from the exercise of common stock options for the six months ended June 30, 2004.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued reductions in cash usages from its discontinued operations for the year ending December 31, 2004.

The schedule of contractual obligations at June 30, 2004 is not materially different than the schedule at December 31, 2003 included in the Annual Report on Form 10-K.

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

There have not been any changes in the Company's internal control over financial reporting during the six months quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings and claims which arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on June 17, 2004, the following six nominees were re-elected for one-year terms on the Board of Directors:

Edward A. Bennett, Edward Netter, Myron M. Picoult, Ronald I. Simon, Roy T.K. Thung, Martin E. Winter.

The vote on the election of the above nominees was:

For At least 8,004,600 shares

Withheld No more than 228,341, shares
In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 2004 was ratified by a vote of 8,219,300 shares for, 4,029 shares against, and 9,612 shares abstaining. There were no broker non-votes.

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

(b) Reports on Form 8-K

A current report on Form 8-K was filed with the Commission on May 7, 2004 to announce the earnings of the Company through March 31, 2004.

A current report on Form 8-K was filed with the Commission on April 20, 2004 to announce the acquisition of a managing general underwriter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.
/s/ Roy T.K. Thung__________________________ Roy T.K. Thung President and Chief Executive Officer	Date:	August 9, 2004

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	August 9, 2004