Form 10-Q
period 2004-09-30
AMERICAN INDEPENDENCE CORP
filed 2004-11-15
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2004
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from

Commission File Number: 001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)
Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2004
Common stock, $0.01 par value	8,436,389

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS:
Investments:
Short-term investments, at fair value	$6,526	$5,817
Fixed maturities, at fair value	35,808	30,964
Equity securities, at fair value	1,876	1,477
Other investments	1,103	-

Total investments	45,313	38,258

Cash and cash equivalents	3,776	2,360
Restricted cash	21,103	15,788
Accounts and notes receivable net of allowance for doubtful
accounts of $37 and $37	110	150
Accrued investment income	466	362
Premiums receivable	1,993	1,423
Fixed assets	576	619
Deferred tax	14,304	15,990
Reinsurance receivable	6,209	4,299
Goodwill	24,154	23,668
Intangible assets	1,869	2,747
Accrued fee income	2,779	3,092
Other assets	6,080	3,335

Total assets	$128,732	$112,091

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance policy benefits Premium and claim funds payable Amounts due to brokers Accounts payable, accruals and other liabilities Income taxes Restructuring accrual Net liabilities associated with discontinued operations	$21,023	$17,858
	20,303	14,988
	2,289	120
	3,953	2,567
	435	170
	426	866
	1,200	1,368

Total liabilities	49,629	37,937

Minority interest	4,026	4,026

Preferred stock, $0.10 par value, 1,000 shares designated
no shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,180,695 and 9,180,695 shares issued and 8,436,389 and
8,422,195 shares outstanding, respectively	92	92
Additional paid-in-capital	478,933	478,563
Accumulated other comprehensive loss	(252)	(66)
Treasury stock, at cost, 744,306 and 758,500 shares, respectively	(8,907)	(9,077)
Accumulated deficit	(394,789)	(399,384)

Total stockholders' equity	75,077	70,128

Total liabilities and stockholders' equity	$128,732	$112,091

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Premiums earned	$16,581	$11,295	$43,753	$26,267
Net investment income	597	468	1,702	1,503
Net realized gains	89	30	345	379
MGU fee income	4,275	3,868	13,164	10,734
Other income	37	4	47	24

	21,579	15,665	59,011	38,907
EXPENSES:
Insurance benefits, claims and reserves	10,731	7,080	28,074	16,279
Selling, general and administrative, exclusive of non-cash
compensation expense	7,484	5,552	21,336	13,957
Amortization and depreciation	431	502	1,234	1,509
Non-cash compensation expense related
to stock options	86	29	353	105
Restructuring expense	-	-	-	30
Minority interest	184	137	517	475

	18,916	13,300	51,514	32,355

Income from continuing operations before income tax	2,663	2,365	7,497	6,552
Provision for income taxes	1,001	91	2,912	272

Income from continuing operations	1,662	2,274	4,585	6,280

Gain on discontinued operations	-	-	10	114

Net income	$1,662	$2,274	$4,595	$6,394

Basic income per common share:
Income from continuing operations	$.20	$.27	$.54	$.75
Gain on discontinued operations	-	-	-	.01
Net income applicable to common shares	$.20	$.27	$.54	$.76

Shares used to compute basic income per share	8,436	8,417	8,432	8,409

Diluted income per common share:
Income from continuing operations	$.19	$.27	$.54	$.74
Gain on discontinued operations	-	-	-	.01
Net income applicable to common shares	$.19	$.27	$.54	$.75

Shares used to compute diluted income per share	8,540	8,527	8,533	8,485

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)
	Nine Months Ended
	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,595	$6,394
Adjustments to net income:
Realized gains on sales of investment securities	(345)	(379)
Deferred tax expense	2,407	-
Gain on discontinued operations	(10)	(114)
Provision for restructuring	-	30
Amortization and depreciation	1,234	1,509
Non-cash stock compensation expense	353	105
Equity income on equity method investment	(15)	-
Other	-	66
Change in other assets and liabilities:
Change in policy benefits	3,165	8,844
Change in reinsurance receivable	(1,910)	(351)
Change in accrued fee income	313	(1,098)
Change in premiums receivable	(570)	(1,026)
Change in deferred tax	(64)	-
Change in income tax liability	265	(376)
Change in other assets and other liabilities	(1,924)	(2,100)

Net cash provided by operating activities of continuing operations	7,494	11,504
Net cash used by operating activities of discontinued operations	(158)	(2,666)

	7,336	8,838

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of short-term investments	(16,195)	(4,522)
Sales and maturities of short-term investments	15,485	-
Change in resale and repurchase agreements	-	13,874
Change in amounts due to and from brokers	2,169	1,513
Purchases of fixed maturities	(69,215)	(109,474)
Sales and maturities of fixed maturities	64,305	92,851
Purchases of equity securities	(1,229)	(901)
Sales of equity securities	784	454
Redemption of investment in partnerships	-	10,000
Business acquisitions, net	(2,210)	(16,102)

Net cash used by investing activities of continuing operations	(6,106)	(12,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	186	109
Net cash provided by financing activities of continuing operations	186	109

Increase (decrease) in cash and cash equivalents	1,416	(3,360)

Cash and cash equivalents, beginning of period	2,360	7,581

Cash and cash equivalents, end of period	$3,776	$4,221

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except per share data)

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

(B) Principles of Consolidation and Preparation of Financial Statements.

These consolidated financial statements and related disclosures were prepared in conformity with U.S. generally accepted accounting principles. The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheet as of September 30, 2004 and December 31, 2003, and the consolidated statements of operations and cash flows for the interim periods ended September 30, 2004 and 2003. Additionally, certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

American Independence Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Income Per Common Share

Included in the diluted earnings per share calculation are 104 and 110 shares for the three months ended September 30, 2004 and 2003, respectively, and 101 and 76 shares for the nine months ended September 30, 2004 and 2003, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

3. Stock-Based Compensation and Change in Accounting Principle

In November 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002. The Company recorded an expense of approximately $86 and $29 for the three months ended September 30, 2004 and 2003, respectively and approximately $287 and $87 for the nine months ended September 30, 2004 and 2003, respectively related to the issuance of options issued under the fair value method. Also, for the nine months ended September 30, 2004, the Company recorded an expense of $66 for the reissuance of options to a director. For the nine months ended September 30, 2003, the Company recorded $18 of additional non-cash compensation expense related to options issued under the intrinsic value method pursuant to APB 25.

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

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, net income and net income per share for the three months and the nine months ended September 30, 2004, and 2003 would have been as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$1,662	$2,274	$4,595	$6,394
Add stock-based compensation expense included in reported income	86	29	353	105
Deduct stock-based compensation expense determined under the fair value based method for all awards	(86)	(86)	(270)	(290)
Pro forma net income	$1,662	$2,217	$4,678	$6,209

Basic income per common share:
As reported	$.20	$.27	$.54	$.76
Pro forma	$.20	$.26	$.55	$.74

Diluted income per common share:
As reported	$.19	$.27	$.54	$.75
Pro forma	$.19	$.26	$.55	$.73

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

Gain (loss) from discontinued operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Intellicom	$-	$-	$10	$(363)
Aerzone	-	-	-	120
ISP Channel	-	-	-	146
MTC	-	-	-	527
KCI	-	-	-	(316)
Net gain from
discontinued operations	$-	$-	$10	$114

Net liabilities associated with discontinued operations at September 30, 2004 and December 31, 2003, are as follows (in thousands):

	September 30, December 31,
	2004 2003

Liabilities:
Estimated closure costs	$952	$1,120
Other accrued expenses	248	248

Total liabilities	$1,200	$1,368

Intellicom	$952	$1,120
Aerzone	26	26
ISP Channel	153	153
MTC	49	49
KCI	20	20
Net liabilities associated with discontinued
operations	$1,200	$1,368

5. Restructuring Reserve

On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing the Aerzone and ISP Channel businesses. At September 30, 2004, the Company had a remaining reserve of $426 relating to the restructuring. This reserve primarily relates to the leasehold obligations of the former corporate headquarters in San Francisco, California; the Company maintains an $800 security deposit with respect to this liability which is included in restricted cash.

(In thousands)
Balance, December 31, 2003:	$866
Less: Payments	(440)
Balance, September 30, 2004:	$426

6. Investment Impairments

The following table summarizes, for all securities in an unrealized loss position at September 30, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate securities	$8,843	$333	$-	$-	$8,843	$333
Collateralized mortgage obligations
("CMOs") and asset backed securities	4,315	230	1,878	40	6,193	270
U.S. Government and agencies obligations	4,265	31	-	-	4,265	31
Agency mortgage backed pass through
securities	2,413	18	-	-	2,413	18
Total, fixed maturities	19,836	612	1,878	40	21,714	652

Preferred stock	1,062	39	-	-	1,062	39

Total temporarily impaired securities	$20,898	$651	$1,878	$40	$22,776	$691

Substantially all of the unrealized losses at September 30, 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. The Company reviews its investments regularly and monitors its investments continually for impairments. A total of 56 securities were in a continuous unrealized loss position for less than 12 months and 4 securities 12 months or longer. For the three months ended September 30, 2004 and 2003, the Company realized a loss of $9 and $0 respectively, from other than temporay impairments. For the nine months ended September 30, 2004 and 2003, the Company realized a loss of $53 and $0, respectively, from other than temporary impairments. The remaining unrealized losses were evaluated in accordance with the Company's policy and were determined to be temporary in nature at September 30, 2004. For all remaining fixed maturities, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment (see Note 13 for discussion of a new accounting pronouncement that will provide additional guidance with respect to impairment evaluations).

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

MGU fee income consisted of the following (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

MGU fee income-administration fees	$3,797	$3,121	$11,128	$9,407

MGU fee income-profit commissions	478	747	2,036	1,327

	$4,275	$3,868	$13,164	$10,734

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

9. Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Consolidated Statements of Operations; and (ii) after-tax net unrealized gains and losses on securities available for sale which are reported directly in stockholders' equity. Comprehensive income for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income	$1,662	$2,274	$4,595	$6,394
Unrealized gains (losses)	421	(329)	(186)	(108)

Comprehensive income	$2,083	$1,945	$4,409	$6,286

10. Supplemental Cash Flow Information

Cash payments for income taxes were $191 and $625 for the nine months ended September 30, 2004 and 2003, respectively.

11. Segment Information

Management presents its segment information to show its direct insurance operation separately from its MGU operations, which is how management currently views its operations. Segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenues:
Independence American	$17,126	$11,743	$45,361	$27,403
MGU Subsidiaries	4,334	3,881	13,249	10,789
Corporate	30	11	56	336
Net realized gains	89	30	345	379

	$21,579	$15,665	$59,011	$38,907

Income (loss) from continuing operations
before income tax:
Independence American	$1,555	$1,328	$3,716	$3,490
MGU Subsidiaries	1,583	1,288	5,093	3,007
Corporate	(564)	(281)	(1,657)	(324)
Net realized gains	89	30	345	379

	$2,663	$2,365	$7,497	$6,552

12. Acquisitions

On April 16, 2004, the Company expanded its business through the acquisition of substantially all of the assets of an employer medical stop-loss managing general underwriter, which had a block of approximately $13 million of annualized premium, for a purchase price of $600. The assets were acquired by IndependenceCare Underwriting Services-MidAtlantic LLC ("ICH-MidAtlantic"), which is based in Baltimore, Maryland and which retained the key marketing personnel of the former MGU. This acquisition resulted in goodwill in the amount of $486 and intangible assets in the amount of $114.

Effective July 1, 2004, a wholly-owned subsidiary of the Company acquired a 23% interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss managing general underwriter which had a block of approximately $41 million of annualized premium, for a purchase price of $1,610. Concurrently, wholly-owned subsidiaries of Independence Holding Company acquired a 52% interest in Majestic. The senior management of Majestic owns the remaining 25% interest. The Company accounts for this investment using the equity method of accounting. This acquisition resulted in a $522 reduction of valuation allowance related to the deferred tax assets, with the effect being an increase to deferred tax asset and a corresponding decrease in other investments. Under certain circumstances set forth in the Limited Liability Agreement of Majestic, the Company has the right and/or obligation to purchase some or all of the minority interest in Majestic.

13. New Accounting Pronouncement

On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally to be effective for other-than-temporary impairment evaluations made in reporting\periods beginning after June 15, 2004 (July 1, 2004 for the Company).  The delay in the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue 03-1 remains effective. The delay will be superseded concurrent with the final issuance of Staff Position No. EITF Issue 03-1-a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value of debt securities caused by increases in interest rates and/or sector spreads. As described in Note 6, the Company's unrealized losses on securities at September 30, 2004 are substantially attributable to these interest rate-related factors. The impact of the final issuance of Staff Position No. EITF 03-01-a on the Company's financial condition and results of operations cannot be determined at the present time.

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

Overview

The Company is an insurance holding company that currently specializes in medical stop-loss and managed care through its managing general underwriter division (the "MGUs") and an insurance company, Independence American Insurance Company ("Independence American"). Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 40% of AMIC's outstanding common stock, and IHC's senior management has provided direction to the Company through a service agreement between the Company and IHC. IHC has also entered into long-term reinsurance treaties to cede medical stop-loss and other business to Independence American.

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

The following are highlights for the nine months ended September 30, 2004 for Independence American and the MGUs:

Independence American Insurance Company

  Statutory Capital and Surplus as determined under statutory accounting principles of over $33.2 million; this is an increase of $6 million or 22% from December 31, 2003.

  Premiums earned increased to $43.8 million for the nine months ended September 30, 2004 from $26.3 million for the nine months ended September 30, 2003, an increase of 67%.

  The average percentage of medical stop-loss business ceded from IHC to Independence American for the nine months ended September 30, 2004 increased to 19.0% from 11.9% for the nine months ended September 30, 2003.

  The 2004 second and third quarters were negatively impacted by higher than expected claims from certain of Independence American's 2003 medical stop-loss programs. As a result, the loss ratios for the 2004 second and third quarters include charges to reflect loss development on all open treaty years.

  Beginning in the 2004 third quarter, IHC ceded $1.1 million of its New York State short-term statutory disability benefit product ("DBL") premiums to Independence American.

MGU Division (IndependenceCare, Marlton, RAS)

  Acquired IndependenceCare Underwriting Services-MidAtlantic LLC ("ICH-MidAtlantic") on April 16, 2004.

  Acquired 23% interest in Majestic Underwriters LLC ("Majestic").

  For the nine months ended September 30, 2004, the MGUs generated revenues of $13.2 million, as compared to $10.8 million for the nine months ended September 30, 2003, an increase of 23%.

On April 16, 2004, the Company expanded its business through the acquisition of substantially all of the assets of an employer medical stop-loss managing general underwriter, which had a block of approximately $13 million of annualized premium, for a purchase price of $600 thousand. The assets were acquired by IndependenceCare Underwriting Services-MidAtlantic LLC ("ICH-MidAtlantic"), which is based in Baltimore, Maryland and which retained the key marketing personnel of the former MGU. This acquisition resulted in goodwill in the amount of $486 thousand and intangible assets in the amount of $114 thousand.

On July 13, 2004 (effective July 1, 2004), a wholly-owned subsidiary of the Company acquired a 23% interest in Majestic Underwriters LLC ("Majestic"), a medical stop-loss managing general underwriter which had a block of approximately $41 million of annualized premium, for a purchase price of $1.6 million. Concurrently, wholly-owned subsidiaries of Independence Holding Company acquired a 52% interest in Majestic. The senior management of Majestic owns the remaining 25% interest. The Company accounts for this investment using the equity method of accounting. This acquisition resulted in a $522 thousand reduction of valuation allowance related to the deferred tax assets, with the effect being an increase to deferred tax asset and a corresponding decrease in other investments. Under certain circumstances set forth in the Limited Liability Agreement of Majestic, the Company has the right and/or obligation to purchase some or all of the minority interest in Majestic.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 29 states and the District of Columbia, and has a B+ (Very Good) rating from A.M. Best Company ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

Managing General Underwriters

IndependenceCare Holdings LLC and its subsidiaries (collectively referred to as "IndependenceCare") is an MGU for the employer medical stop-loss, provider excess loss and HMO reinsurance products of Madison National Life Insurance Company ("Madison Life"), Standard Life and Independence American. IndependenceCare has agreements with another carrier to write business on its behalf in the event of marketing conflicts or regulatory requirements. IndependenceCare has four operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C., IndependenceCare Underwriting Services - MidAtlantic L.L.C. and IndependenceCare Underwriting Services - Southwest L.L.C. IndependenceCare's staff of thirty-six employees is responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.

Risk Assessment Strategies, Inc. ("RAS") is an MGU for employer medical stop-loss and group life for Standard Life. RAS also has an agreement with another carrier to write stop-loss on its behalf in the event of marketing conflicts. RAS, which is based in South Windsor, Connecticut, employs twelve marketing, underwriting and claims personnel.

On February 10, 2003, but effective as of January 1, 2003, the Company acquired 80% of the business of an employer medical stop-loss MGU and an affiliated entity (the "Acquired MGUs"). The acquisition was accomplished by the formation of Marlton into which the Acquired MGUs contributed all of their assets, and the Company contributed $16 million cash for an 80% ownership interest. The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Marlton, and Marlton assumed all of the liabilities of the Acquired MGUs. This acquisition resulted in goodwill in the amount of $11.4 million and intangible assets in the amount of $2.8 million. Marlton is an MGU for employer medical stop-loss and group life for Madison Life and Standard Life. Marlton also writes stop-loss through two other carriers. Marlton, which is based in Voorhees, New Jersey, has thirty marketing, underwriting, medical management and claims employees.

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

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as either available-for-sale or trading securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets for available for sale securities and as unrealized gains and losses in the accompanying consolidated statement of operations for trading securities. Net realized gains and losses on investments are computed using the specific identification method and are reported in the accompanying consolidated statements of operations. Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the accompanying consolidated statements of operations as net realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

Insurance Policy Benefits

Liabilities for insurance policy benefits on short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for insurance policy benefits. Inherent in these calculations are management and actuarial judgments and estimates (within industry standards) which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance policy benefits provides an adequate level of reserves at September 30, 2004.

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

Results of Operations for the Three Months Ended September 30, 2004, Compared to the Three Months Ended September 30, 2003 (in thousands)

Net Income. The Company had net income of $1,662 or $.19 per share, diluted, for the three months ended September 30, 2004, compared to $2,274, or $.27 per share, diluted, for the three months ended September 30, 2003.

Premiums Earned. Premiums earned increased $5,286 to $16,581 for the three months ended September 30, 2004, compared to $11,295 for the three months ended September 30, 2003, an increase of 47%. This is primarily due to a combination of a higher percentage of medical stop-loss business assumed from, as well as increased volume of business written by, Independence Holding Company in 2004. The average percentage of medical stop-loss business ceded from IHC to Independence American for the three months ended September 30, 2004 and 2003 was 20.6% and 13.3%, respectively. Beginning in the 2004 third quarter, IHC ceded $1,050 of its DBL premiums to Independence American.

Net Investment Income. Net investment income increased $129 to $597 for the three months ended September 30, 2004, compared to $468 for the three months ended September 30, 2003, due to a higher invested asset base in 2004, offset by a slightly lower return on investments. The annualized return on investments of the Company was 5.25% in the third quarter of 2004 and 5.39% in the third quarter of 2003.

Net Realized Gains. Net realized gains increased $59 to $89 for the three months ended September 30, 2004, compared to $30 for the three months ended September 30, 2003. The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in realized gains or losses from period to period. Offsetting net realized gains for the three months-ended September 30, 2004 is a realized a loss of $9 from unrealized losses on securities that the Company deemed to be other than temporary in nature.

MGU Fee Income. MGU fee income increased $407 to $4,275 for the three months ended September 30, 2004, compared to $3,868 for the three months ended September 30, 2003. MGU fee income-administration fees increased $676 to $3,797 for the three months ended September 30, 2004, from $3,121 for the three months ended September 30, 2003 due to an increase in premiums written by the MGUs. MGU fee income-profit commissions decreased $269 to $478 for the three months ended September 30, 2004, compared to $747 for the three months ended September 30, 2003, mainly due to higher anticipated loss ratios in the treaty years in which 2004 profit sharing amounts were calculated.

Insurance Benefits, Claims and Reserves. Insurance benefits claims and reserves increased $3,651 to $10,731 for the three months ended September 30, 2004, compared to $7,080 for the three months ended September 30, 2003, an increase of 52%. The increase is mainly due to additional claims relating to increased earned premium volume from Independence American in 2004. Additionally, the 2004 third quarter was negatively impacted by higher than expected claims from certain of Independence American's 2003 medical stop-loss programs. As a result, the loss ratio for the 2004 third quarter includes charges to reflect loss development on prior treaty years and a corresponding increase in reserves for the current treaty year. While management sets reserves based on its best estimate of ultimate claim settlement costs, the Company adjusts reserves as claims mature, approach settlement, or are otherwise resolved.

Selling, General and Administrative. Selling, general and administrative expenses increased $1,932 to $7,484 for the three months ended September 30, 2004, compared to $5,552 for the three months ended September 30, 2003. The increase is primarily due to higher commission expense incurred by Independence American in 2004, as compared to 2003, resulting from increased premium volume. Additionally in 2004, the Company recorded $200 of expenses related to compliance with the Sarbanes Oxley Act of 2002.

Amortization and Depreciation. Amortization and depreciation expense decreased $71 to $431 for the three months ended September 30, 2004, compared to $502 for the three months ended September 30, 2003. The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and ICH - MidAtlantic. Amortization expense for these intangible assets will decline over the useful lives of the assets. The lives of the assets expire between 2006 and 2008.

Non-Cash Compensation Expense Related to Stock Options. Non-cash compensation expense related to stock options increased $57 to $86 for the three months ended September 30, 2004, compared to $29 for the three months ended September 30, 2003. The increase is due to additional option grants since September 30, 2003.

Income Taxes. The provision for income taxes increased $910 to $1,001 for the three months ended September 30, 2004, compared to $91 for the three months ended September 30, 2003. Net income for 2004 includes a non-cash provision for federal income taxes of $842. No such provision was recorded for the comparable period in 2003 because AMIC's tax year end is September 30 and for the first nine months of 2003 the Company had a recovery for federal income taxes arising from losses in the fourth quarter of 2002. For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Results of Operations for the Nine Months Ended September 30, 2004, Compared to the Nine Months Ended September 30, 2003 (in thousands)

Net Income. The Company had net income of $4,595 or $.54 per share, diluted, for the nine months ended September 30, 2004, compared to $6,394 or $.75 per share, diluted, for the nine months ended September 30, 2003.

Premiums Earned. Premiums earned increased $17,486 to $43,753 for the nine months ended September 30, 2004, compared to $26,267 for the nine months ended September 30, 2003, an increase of 67%. This is primarily due to a combination of a higher percentage of medical stop-loss business assumed from, as well as increased volume of business written by, Independence Holding Company in 2004. The average percentage of medical stop-loss business ceded from IHC to Independence American for the nine months ended September 30, 2004 and 2003 was 19.0% and 11.9%, respectively. Beginning in the 2004 third quarter, IHC ceded $1,050 of its DBL premiums to Independence American.

Net Investment Income. Net investment income increased $199 to $1,702 for the nine months ended September 30, 2004, compared to $1,503 for the nine months ended September 30, 2003, due to a higher invested asset base in 2004, offset by a slightly lower return on investments. The annualized return on investments of the Company was 5.12% in the first nine months of 2004 and 5.72% in the first nine months of 2003.

Net Realized Gains. Net realized gains decreased $34 to $345 for the nine months ended September 30, 2004, compared to $379 for the nine months ended September 30, 2003. The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, then creating fluctuations in realized gains or losses from period to period. Offsetting net realized gains for the nine months-ended September 30, 2004 is a realized loss of $53 from unrealized losses on securities that the Company deemed to be other than temporary in nature.

MGU Fee Income. MGU fee income increased $2,430 to $13,164 for the nine months ended September 30, 2004, compared to $10,734 for the nine months ended September 30, 2003. MGU fee income-profit commissions increased $709 to $2,036 for the nine months ended September 30, 2004, compared to $1,327 for the nine months ended September 30, 2003, mainly due to lower anticipated loss ratios in the treaty years in which 2004 profit sharing amounts were calculated. MGU fee income-administration fees increased $1,721 to $11,128 for the nine months ended September 30, 2004, from $9,407 for the nine months ended September 30, 2003 due to an increase in premiums written by the MGUs.

Insurance Benefits, Claims and Reserves. Insurance benefits, claims and reserves increased $11,795 to $28,074 for the nine months ended September 30, 2004, compared to $16,279 for the nine months ended September 30, 2003, an increase of 72%. The increase is primarily due to additional claims relating to increased earned premium volume from Independence American in 2004. Additionally, the 2004 second and third quarters were negatively impacted by higher than expected claims from certain of Independence American's 2003 medical stop-loss programs. As a result, the loss ratios for the 2004 second and third quarters include charges to reflect loss development on all open treaty years and a corresponding increase in reserves for the current treaty year.

Selling, General and Administrative. Selling, general and administrative expenses increased $7,379 to $21,336 for the nine months ended September 30, 2004, compared to $13,957 for the nine months ended September 30, 2003. The increase is primarily due to $5,687 of higher commission expense incurred by Independence American in 2004, as compared to 2003, resulting from increased premium volume. Also in 2004, salaries were $300 higher, and legal expenses were $300 higher due to a write-down of legal reserves in 2003 Additionally in 2004, the Company recorded $300 of expenses related to compliance with the Sarbanes-Oxley Act of 2002.

Amortization and Depreciation. Amortization and depreciation expense decreased $275 to $1,234 for the nine months ended September 30, 2004, compared to $1,509 for the nine months ended September 30, 2003. The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and ICH - MidAtlantic. Amortization expense for these intangible assets will decline over the useful lives of the assets. The lives of the assets expire between 2006 and 2008.

Non-Cash Compensation Expense Related to Stock Options. Non-cash compensation expense related to stock options increased $248 to $353 for the nine months ended September 30, 2004, compared to $105 for the nine months ended September 30, 2003. The increase is due to additional option grants since September 30, 2003 and the reissuance of options to a director.

Income Taxes. The provision for income taxes increased $2,640 to $2,912 for the nine months ended September 30, 2004, compared to $ 272 for the nine months ended September 30, 2003. Net income for the first nine months of 2004 includes a non-cash provision for federal income taxes of $2,326. No such provision was recorded for the comparable period in 2003 because AMIC's tax year end is September 30 and for the first nine months of 2003 the Company had a recovery for federal income taxes arising from losses in the fourth quarter of 2002. For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain on Discontinued Operations. Gain on discontinued operations was $10 for the nine months ended September 30, 2004, compared to a gain of $114 for the nine months ended September 30, 2003. The gain in 2003 is primarily attributable to lower than expected interest and expenses with regard to the arbitration award on MTC, offset by additional reserves on Intellicom related to the lease obligations of the Livermore facility.

Liquidity and Capital Resources (in thousands)

Independence American Insurance Company

IAIC principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments. Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

IAIC maintains a revolving Letter of Credit ("LOC") with a financial institution to support reinsurance obligations of IAIC in the ordinary course of business. The LOC has an outstanding face up to $5,000, although IAIC has not drawn upon funds to date. The LOC renews October 15 of each year, unless cancelled by IAIC.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from Corporate liquidity. There are no regulatory constraints on the MGUs' ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by IAIC.

As of September 30, 2004, the Company had $46,800 in cash, cash equivalents, and investments net of amounts due to brokers compared with $40,498 as of December 31, 2003.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2004 was $7,494. Net cash flows benefited from premium volume and fees from MGUs, partially offset by higher than expected claims or losses.

Net cash used by investing activities of continuing operations for the nine months ended September 30, 2004 was $6,106. This use of cash results from purchases of fixed maturities, equity securities, and short-term investments, net of sales of all such securities. The Company also acquired ICH-MidAtlantic and Majestic.

Net cash provided by financing activities from continuing operations was $186 resulting from the exercise of common stock options for the nine months ended September 30, 2004.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued reductions in cash usages from its discontinued operations for the year ending December 31, 2004.

The schedule of contractual obligations at September 30, 2004 is not materially different than the schedule at December 31, 2003 included in the Annual Report on Form 10-K.

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

In the Company's analysis, a 100 to 200 basis point change in interest rates on the Company's fixed income portfolio would not be expected to have a material adverse effect on the Company. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Item 4. Controls and Procedures

The President and the Chief Financial Officer of the Company (its principal executive officer and its principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures (i) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (ii) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and the Chief Financial Officer, as appropriate, and to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

AMERICAN INDEPENDENCE CORP.
/s/ Roy T.K. Thung__________________________ Roy T.K. Thung President and Chief Executive Officer	Date:	November 15, 2004

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	November 15, 2004