Form 10-K
period 2004-12-31
AMERICAN INDEPENDENCE CORP
filed 2005-03-17
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 COMMISSION FILE NUMBER 001-05270

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [X ] No [ ].

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2004 was $83,644,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding at March 15, 2005

Common Stock, $0.01 par value 8,438,889

Documents Incorporated by Reference

Proxy Statement for Registrant's 2005 Annual Meeting of Stockholders (Part III)

FORM 10-K CROSS REFERENCE INDEX
PART I
	Item 1.	Business	2

	Item 2.	Properties	8

	Item 3.	Legal Proceedings	9

	Item 4.	Submission of Matters to a Vote of Security Holders	9

PART II
	Item 5.	Market for Registrant's Common Equity and Related	10
		Stockholder Matters

	Item 6.	Selected Financial Data	11

	Item 7.	Management's Discussion and Analysis of Financial Condition	12
		and Results of Operations

	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	30

	Item 8.	Financial Statements and Supplementary Data	31

	Item 9.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	66

	Item 9A.	Controls and Procedures	66

PART III
	Item 10.	Directors and Executive Officers of the Registrant	67

	Item 11.	Executive Compensation	67

	Item 12.	Security Ownership of Certain Beneficial Owners and	67
		Management and Related Stockholder Matters

	Item 13.	Certain Relationships and Related Transactions	67

	Item 14	Principal Accountant Fees and Services	67

PART IV
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	68

PART I

Item 1. Business

Since November 2002, the Company has been a holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American"), and its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "(IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), Marlton Risk Group LLC ("Marlton") and its investment in Majestic Underwriters LLC ("Majestic"). IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries." Prior to its current operations, AMIC was an Internet service provider known as SoftNet Systems, Inc.

Principal Products and Services

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 33 states and the District of Columbia, and has a B+ (Very Good) rating from A.M. Best Company, Inc. ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

Independence American primarily acts as a reinsurer. Reinsurance is an arrangement in which an insurance company (the "reinsurer") agrees to indemnify another insurance company (the "ceding company") against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without an accompanying increase in capital and surplus. There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type of category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company's underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Independence American currently only participates in treaty reinsurance. Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis. Under pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company's retention or reinsurer's attachment point, generally subject to a negotiated reinsurance contract limit. Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring and managing the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expenses). Independence American primarily participates in pro rata reinsurance.

In 2004, Independence American primarily reinsured employer Medical Stop-Loss insurance for self-insured group medical plans. Self-insured plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through other health care plans provided by an insurer or Health Maintenance Organization ("HMO"). Employer Medical Stop-Loss insurance allows self-insured employers to manage the risk of excessive health insurance costs under self funded plans by limiting the employer's health care expenses to a predetermined amount. This stop-loss coverage is available on either a "specific" or a "specific and aggregate" basis. Specific stop-loss coverage reimburses employers for large claims incurred by an individual employee or dependent. When an employee or dependent's covered claims exceed the specific stop-loss deductible, covered amounts in excess of the deductible are reimbursable to the employer under the specific stop-loss policy. The specific stop-loss deductible is selected based on the number of covered employees, the employer's capacity to assume some of the risk, and the medical claim experience of the plan. Aggregate stop-loss coverage protects the employer against fluctuations due to claim frequency. The employer's overall claim liability is limited to a certain dollar amount, often referred to as the attachment point. An aggregate stop-loss policy usually provides reimbursement when coverage claims for the plan as a whole exceed the aggregate attachment point. Many of the stop-loss policies Independence American reinsures cover specific claims only.

In 2002, Independence American entered into pro rata reinsurance treaties with Standard Security Life Insurance Company of New York ("Standard Life") and Madison National Life Insurance Company, Inc. ("Madison Life") pursuant to which Standard Life and Madison Life, respectively, will cede, at treaty renewals, at least 15% of their Medical Stop-Loss business to Independence American. Standard Life and Madison Life are wholly-owned subsidiaries of Independence Holding Company ("IHC"), which is a 40% shareholder of the Company. These treaties were subsequently amended such that Standard Life and Madison Life can now cede up to 30% to Independence American under most of IHC's Medical Stop-Loss programs. For 2004, Standard Life and Madison Life ceded an average of 19.3% of their Medical Stop-Loss business to Independence American. The reinsurance treaties between Independence American and Standard Life and Independence American and Madison Life terminate December 31, 2014, unless terminated sooner by Independence American. Standard Life, which is domiciled in New York, has an A (Excellent) rating from A.M. Best, and is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. Madison Life, which is domiciled in Wisconsin, has an A- (Excellent) rating from A.M. Best, is licensed to sell insurance products in 46 states, the District of Columbia and the Virgin Islands, and is an accredited reinsurer in New York. Standard Life and Madison Life market employer Medical Stop-Loss insurance nationally through a network of managing general underwriters ("MGUs"), which are non-salaried contractors that receive administrative fees. Standard Life currently markets this product through 13 MGUs, including IndependenceCare, RAS, Marlton and Majestic. Madison Life currently markets through four MGUs, including IndependenceCare - MidAtlantic. MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by Standard Life and Madison Life, billing and collecting premiums from the employers, paying commissions to third party administrators ("TPAs") and/or brokers, and adjudicating claims. Standard Life and Madison Life are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing and medically managing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves. Independence American also reinsures risk on employer Medical Stop-Loss business written by unaffiliated carriers on eight other programs. For 2004, Independence American received between 15% and 25% of the premium on these programs from these carriers. In addition, Independence American is currently licensed to write employer Medical Stop-Loss in 24 states.

Since 2002, Independence American has issued and/or reinsured managed care excess coverages, including provider excess loss insurance and HMO Reinsurance. Independence American issues and reinsures provider excess loss insurance on a specific loss basis only. This product is marketed to providers, managed care organizations, including provider hospital organizations, hospital groups, physician groups and individual practice associations (collectively "MCOs") that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation. Independence American is currently approved to write provider excess loss insurance in 13 states. This product is written through IndependenceCare and another MGU in which IHC has a 50% interest. These MGUs are responsible for marketing, underwriting, billing and collection of premiums, and medically managing, administering and adjudicating claims. Independence American also reinsures provider excess loss insurance written through IndependenceCare and this other MGU and issued by Standard Life on a specific loss basis only. Independence American reinsures HMO Reinsurance coverage written by Standard Life and marketed through IndependenceCare. This coverage protects HMOs against excess losses incurred under an HMO health plan and is marketed to HMOs that desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation.

Commencing in July 2004, Independence American began reinsuring 20% of Standard Life's short-term statutory disability benefit product in New York State ("DBL"). All companies with more than one employee in New York State are required to provide DBL insurance for their employees. DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness. The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability. Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten. The DBL business is marketed primarily through independent general agents.

For 2005, Independence American has agreed to reinsure up to 10% of the following new lines of business which will be written by Standard Life and Madison Life: employer-sponsored group major medical, short-term medical, dental and vision.

Madison Life began selling high deductible employer-sponsored group major medical ("Major Medical") products to small and medium size employers in one state in the fourth quarter of 2004. This is fully insured major medical coverage designed to work with health retirement accounts (HRA) and health savings accounts (HSA) which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan. These plans are offered primarily as Preferred Provider Organizations (PPO) plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payments. Standard Life and Madison Life are preparing to market this product in 36 states, and anticipate initial sales in many of these states by mid - 2005. Standard Life has entered into an agreement with an unaffiliated carrier to 100% co-insure as of January 1, 2005, and subsequently assume, a block of major medical policies which had approximately $50,000,000 of collected premiums in 2004. This block is marketed and administered by Insurers Administrative Corporation ("IAC"). IAC is a leading third party administrator of individually underwritten and group plans, which is unaffiliated with the Company. In addition, a telemarketing joint venture in which IHC is an investor, will market Madison Life's Major Medical, dental, vision and other insurance products. Independence American will reinsure up to 10% of each of these products.

Standard Life and Madison Life will begin selling individual short-term medical products ("Short-Term") by mid- 2005. Short Term is designed specifically for people with transient needs for health coverage. Typically, Short Term products are written as major medical coverage with a defined duration, which is normally twelve months or less. Among the typical purchasers of Short-Term products would be self-employed professionals, recent college graduates, individuals between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time. Standard Life and Madison Life anticipate marketing this product in 46 states through their affiliate, Health Plan Administrators, Inc. ("HPA"), which was founded in 1939. HPA markets nationally through 39,000 insurance agents and brokers. Independence American will reinsure up to 10% of this product. In addition, Independence American will become the issuing carrier on "continUcare," a program to market Short-Term to parents of graduating college seniors through targeted mailings. The Company expects to commence its first mailing in April 2005 in at least 16 states.

Standard Life and Madison Life will begin selling dental and vision products along with their Major Medical products in 2005. In addition, the Company is evaluating other opportunities to market dental and/or vision through other distribution sources, including HPA and CA Services. The dental would provide indemnity and PPO coverage to both small and large employer and affinity groups. These plans would be available in a variety of deductibles and co-insurance percentages in three coverage categories: Diagnostics/Preventative, Simple Restorative and Prosthodontics. Vision benefits would pay a specified amount toward eye exams and the purchase of eye glasses and contact lenses. Independence American would reinsure up to 10% of any dental or vision business written by Standard Life and Madison Life.

Managing General Underwriters

IndependenceCare and RAS are the two MGU Subsidiaries acquired as part of the November 2002 transaction with IHC. IndependenceCare markets and underwrites employer Medical Stop-Loss, provider excess loss and HMO Reinsurance products for Standard Life, Madison Life, Independence American and another carrier. IndependenceCare currently has four operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C., IndependenceCare Underwriting Services - Southwest L.L.C. and IndependenceCare Underwriting Services - MidAtlantic LLC. IndependenceCare's 35 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims. RAS markets and underwrites employer Medical Stop-Loss and group life for Standard Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 13 marketing, underwriting and claims personnel.

The Company acquired on February 10, 2003, but effective as of January 1, 2003, 80% of the business of two affiliated employer Medical Stop-Loss MGUs (the "Acquired MGUs"). The acquisition was accomplished by the formation of Marlton Risk Group LLC ("Marlton") into which the Acquired MGUs contributed all of their assets, and the Company contributed $16,000,000 cash for an 80% ownership interest. The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Marlton, and Marlton assumed all of the liabilities of the Acquired MGUs. Marlton is an MGU for employer Medical Stop-Loss and group life for Standard Life, Madison Life and two other carriers. Marlton, which is based in Voorhees, New Jersey, has 31 marketing, underwriting, medical management and claims employees.

On July 13, 2004, the Company acquired a 23% interest in Majestic Underwriters LLC ("Majestic"), an employer Medical Stop-Loss MGU. IHC owns 52% of Majestic and Majestic's management owns the remaining 25%. The purchase price for AMIC's interest in Majestic was $1,610,000. Majestic, which is headquartered in Troy, Michigan, has 28 marketing, underwriting, medical management and claims employees.

Federal Net Operating Loss Carryforwards

At the close of 2004, AMIC had consolidated net operating loss carryforwards ("NOLs") of approximately $280 million for federal income tax purposes. Some or all of the NOL carryforwards may be available to offset, for federal income tax purposes, the future taxable income, if any, of AMIC described in more detail in Note 16 of the Notes to Consolidated Financial Statements. The Internal Revenue Service ("IRS") has not audited any of AMIC's tax returns for any of the years during the carryforward period, including those returns for the years in which the losses giving rise to the NOL carryforward were reported.

AMIC's ability to utilize its NOL's would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, an "ownership change" occurs if one or more "5% Stockholders" (which generally includes any stockholder who owns five percent or more in value of a company's capital stock) increase their aggregate percentage ownership by more than 50 percentage points over the lowest percentage of stock owned by such stockholders over the preceding three-year period. For this purpose, all holders who each own less than five percent of a company's capital stock generally are treated together as a single "5% Stockholder." In addition, certain attribution rules, which generally attribute ownership of stock to the ultimate beneficial owner thereof without regard to ownership by nominees, trusts, corporations, partnerships, or other entities, are applied to determine the level of stock ownership of a particular stockholder. Transactions in the public markets among stockholders owning less than five percent of the equity securities are generally not included in the calculation, but acquisitions by a person causing that person to become a five percent or more stockholder may be treated as a five percentage (or more) point change in ownership, regardless of the size of the purchase that caused the purchase that caused the threshold to be exceeded.

In order to reduce the risk of an ownership change, in November 2002, AMIC's stockholders approved an amendment to its Certificate of Incorporation restricting transfers of shares of its common stock that could result in the imposition of limitations on the use, for federal, state and city income tax purposes, of AMIC's carryforwards of net operating losses and certain federal income tax credits. The Certificate of Incorporation generally restricts any person from attempting to sell, transfer or dispose, or purchase or acquire any AMIC stock, if such transfer would affect the percentage of AMIC stock owned by a 5% stockholder. Any person attempting such a transfer will be required, prior to the date of any proposed transfer, to request in writing that the board of directors review the proposed transfer and authorize or not authorize such proposed transfer. Any transfer attempted to be made in violation of the stock transfer restrictions will be null and void. In the event of an attempted or purported transfer involving a sale or disposition of capital stock in violation of stock transfer restrictions, the transferor shall remain the owner of such shares. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by AMIC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Code.

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's Board of Directors. As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents. At December 31, 2004, 99% of the fixed maturities were investment grade. The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

Liabilities for insurance reserves on short-term medical and disability coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for insurance reserves. Inherent in these calculations are management and actuarial judgments and estimates which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance reserves provides an adequate level of reserves.

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

Discontinued Operations

Prior to becoming an insurance holding company in November 2002, the Company (then known as SoftNet Systems, Inc.) was a holding company principally engaged in providing Internet services. As of September 30, 2002, the Company had discontinued the businesses of Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), Kansas Communications, Inc. ("KCI"), and Micrographic Technology Corporation ("MTC"). Due to difficult and deteriorating conditions in that market, the Company wound down these businesses. In December 2000, the Company's board of directors approved a plan to discontinue the operations of its subsidiary, ISP Channel, Inc., which had provided cable-based Internet access and related services, and the operations of another subsidiary, Aerzone Corporation, which provided Internet and related services at airports. In April 2002, the Company ceased operations of its remaining operating subsidiary, Intelligent Communications, Inc., following the disposition of its key assets. In connection with the Company's exit from the Internet provider business, it undertook a process of consideration of strategic alternatives for the Company.

On July 30, 2002, the Company entered into an agreement to acquire First Standard Holdings Corp. ("FSHC") from SSH Corp. and Independence Holding Company ("IHC") for $31.92 million in cash. As described below, FSHC was the holding company for an insurance company and two managing general underwriters ("MGUs"). Subsequently, at the Special Meeting of Stockholders on November 14, 2002, the Company's stockholders approved the stock purchase agreement between the Company, SSH Corp. and IHC (the "Purchase Agreement"), and approved the Company's name change to American Independence Corp. Also on November 14, 2002, the Company consummated the transactions contemplated by the Purchase Agreement and FSHC changed its name to Independence American Holdings Corp. ("IAHC"). Following this acquisition, the Company closed its offices in San Francisco, terminated all but two of its employees, and entered into a services agreement with IHC pursuant to which the Company's operations are primarily directed by IHC's management and employees.

In a separate transaction, on July 30, 2002, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 1,666,666 shares of common stock at $9.00 per share for a total value of $15 million. As a result of this transaction, PCCW's two appointees resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, President and Chief Executive Officer of IHC, were appointed to the Company's Board of Directors. On April 22, 2003, a wholly-owned subsidiary of IHC completed its tender for one million shares of the common stock of the Company at $9.00 per share for a total value of $9,000,000. On December 22, 2003, IHC purchased 613,401 shares in the market and through private transactions. As a result of these transactions, IHC and its subsidiary own 39% of the Company. During 2004, IHC purchased an additional 1% interest in the Company, which aggregates a 40% interest in the Company.

The operating results of these discontinued operations have been segregated from continuing operations and are reported as a gain (loss) from discontinued operations on the consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities. The actual results could differ from these estimates. The estimated loss on disposition reserve of all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.

Discontinued Operations of Intelligent Communications, Inc. ("Intellicom")

On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Principally due to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company has reserves for discontinued operations of Intellicom of $879,000 for this liability at December 31, 2004.

Discontinued Operations of Aerzone Corporation ("Aerzone")

On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.) to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, on April 21, 2000. On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The Company has a remaining reserve for discontinued operations of Aerzone of $27,000 at December 31, 2004.

Discontinued Operations of ISP Channel, Inc. ("ISP Channel")

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and the Company was no longer able to bear the costs of maintaining the ISP Channel. The Company does not have a reserve for ISP Channel at December 31, 2004.

Discontinued Operations of Micrographic Technology Corporation ("MTC")

As a result of arbitration decision related to the sale of MTC to Global Information Distribution GmbH ("GID"), which was sold on December 31, 1999 the Company has a remaining reserve of $30,000 relating to the loss on disposition of MTC at December 31, 2004.

Discontinued Operations of Kansas Communications, Inc ("KCI")

As a result of the February 12, 1999 sale of the assets of the telecommunications segment, KCI, to Convergent Communications Services, Inc., the Company discontinued this segment. The Company has no remaining reserve for KCI at December 31, 2004.

Employees

The Company has 81 employees as of February 28, 2005. We consider our relationship with our employees to be satisfactory.

Item 2. Properties

IndependenceCare leases 6,500 square feet of office space in Minneapolis, Minnesota; 1,500 square feet in Franklin, Tennessee; and 3,100 square feet in Austin, Texas. RAS leases 4,200 square feet of office space in South Windsor, Connecticut, which expires on January 31, 2006. Marlton leases 6,000 square feet of office space in Voorhees, New Jersey, which expires on February 28, 2006.

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

Quarter Ended:	High	Low
December 31, 2004	$15.12	$14.50
September 30, 2004	$17.25	$14.95
June 30, 2004	$16.70	$14.81
March 31, 2004	$16.42	$11.89

Quarter Ended:
December 31, 2003	$12.25	$9.89
September 30, 2003	$12.30	$10.50
June 30, 2003	$10.85	$7.50
March 31, 2003	$8.67	$6.60

At February 28, 2005, there were 83 record holders of the Company's common stock. The closing price for the Company's common stock at December 31, 2004 was $14.61.

AMIC's ability to utilize its Federal Net Operating Loss Carrryforwards ("NOLs") would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. AMIC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year '"testing period" by "5% stockholders". In order to reduce the risk of an ownership change, in November 2002, AMIC's stockholders approved an amendment to its Certificate of Incorporation restricting transfers of shares of its common stock that could result in the imposition of limitations on the use, for federal, state and city income tax purposes, of AMIC's carryforwards of net operating losses and certain federal income tax credits. The Certificate of Incorporation generally restricts any person from attempting to sell, transfer or dispose, or purchase or acquire any AMIC stock, if such transfer would affect the percentage of AMIC stock owned by a 5% stockholder. Any person attempting such a transfer will be required, prior to the date of any proposed transfer, to request in writing that the board of directors review the proposed transfer and authorize or not authorize such proposed transfer. Any transfer attempted to be made in violation of the stock transfer restrictions will be null and void. In the event of an attempted or purported transfer involving a sale involving a sale or disposition of capital stock in violation of stock transfer restrictions, the transferor shall remain the owner of such shares. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by AMIC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Code.

The Company does not have any legal restriction on paying dividends.

The Company's website is www.americanindependencecorp.com.

Recent Sales of Unregistered Securities

Through September 30, 2001, the Company granted stock options to seven separate consultants to purchase an aggregate of 180,500 common stock shares. The stock options were granted as partial consideration for services rendered, and had exercise prices ranging from $7.375 to $23.8125. Of the 180,500 options issued, 116,194 were exercised, and at December 31, 2003, the remaining 64,306 consultant stock options had expired unexercised. These stock options for common stock shares were granted in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

The following is a summary of selected consolidated financial data of the Company for each of the last five years. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussions and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K. (In thousands, except per share data)

	Year Ended		Quarter Ended	Year Ended
	December 31,		December 31,	September 30,
	2004	2003	2002 (a)	2002	2001	2000
Income Data:
Total revenues	$80,378	$55,553	$2,688	$1,730	$6,530	$21,471
Net income (loss) applicable to common
shares from continuing operations	$5,664	$12,561	$(5,577)	$(8,830)	$(24,518)	$(7,607)
Balance Sheet Data:
Total investments	$44,469	$38,258	$37,010	$40,910	$60,494	$135,137
Total assets	124,395	112,868	83,489	70,814	84,500	190,809
Insurance liabilities	38,042	33,623	16,114	-	-	-
Long-term debt	-	-	-	-	-	4,104
Stockholders' equity	76,467	70,128	57,267	63,665	76,446	139,914
Per Share Data:
Basic income (loss) per common share
from continuing operations	$.67	$1.50	$(.66)	$(1.05)	$(2.94)	$(.97)
Diluted income (loss) per common
share from continuing operations	$.66	$1.49	$(.66)	$(1.05)	$(2.94)	$(.97)
Book value per common share	$9.06	$8.33	$6.82	$7.58	$9.11	$14.93

Notes:

Reflects all Internet service segments as discontinued operations.

All per share data has been restated to show the effect of the Company's one for three reverse split (see Note 2).

(a) In the fourth quarter of 2002, the Company changed its fiscal year end from September 30 to December 31; accordingly, results have been separately disclosed for the three - month transition period ended December 31, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of the results of operations for the Company (in thousands):
	Year Ended		Three Months Ended	Year Ended
	December 31,		December 31,	September 30,
	2004	2003	2002	2002

Revenues	$80,378	$55,553	$2,688	$1,730
Expenses	71,145	45,985	8,264	10,560
Income (loss) from continuing operations,
before income tax	9,233	9,568	(5,576)	(8,830)
(Provision) benefit for income taxes	(3,569)	2,993	(1)	-
Gain (loss) from disposition, net of tax
from discontinued operations	240	110	(1,475)	(5,926)
Net income (loss)	$5,904	$12,671	$(7,052)	$(14,756)

Overview

The Company is an insurance holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries (the "MGUs") that currently specialize in Medical Stop-Loss and managed care. Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 40% of AMIC's stock, and IHC's senior management has provided direction to the Company through a service agreement between the Company and IHC. IHC has also entered into long-term reinsurance treaties to cede Medical Stop-Loss and other business to Independence American.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability. Management's assessment of trends in healthcare and in the Medical Stop-Loss market play a significant role in determining whether to expand Independence American's reinsurance participation percentage or the number of programs it reinsures. Since Independence American reinsures a portion of all of the business produced by the MGUs, and since the MGUs are also eligible to earn profit sharing commissions based on the profitability of the business they write, the MGUs also emphasize underwriting profitability. In addition, management focuses on controlling operating costs. By sharing employees with IHC and sharing resources among the MGUs and Independence American, AMIC strives to maximize its earnings.

The following are highlights in 2004 for the Company:

Independence American Insurance Company

  Premiums increased to $60.2 million in the year ended December 31, 2004 from $37.8 million in the year ended 2003.

  2004 was negatively impacted by higher than expected claims from certain of Independence American's Medical Stop-Loss programs.

  Added 10 additional licenses, bringing total to 33 states and District of Columbia.

  Average percentage of Medical Stop-Loss business ceded from IHC to Independence American increased to 19.3% during 2004 from 13.1% during 2003.

  Began reinsuring 20% of IHC's DBL business in the third quarter of 2004.

  92% of invested assets in bonds and short-term investments, 98% of the bonds have the highest NAIC rating designation (NAIC ratings of 1 and 2 designation).

  Employer Medical Stop-Loss policy approved in 24 states and Provider Excess Loss policy approved in 13 states.

MGU Division (IndependenceCare, Marlton, RAS)

  Acquired IndependenceCare Underwriting Services - MidAtlantic LLC, a Medical Stop-Loss MGU.

  Acquired a 23% interest in Majestic Underwriters LLC, a Medical Stop-Loss MGU.

  In 2004, the MGUs wrote an aggregate of $136.1 million of annualized gross premium and generated pre-tax income of $ 7.1 million, as compared to $135.0 million and $6.8 million in 2003, respectively.

  In 2004, the MGUs generated revenues of $17.8 million, as compared to $15.5 million in 2003, an increase of 14.6%.

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

In a separate transaction on July 30, 2002, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 1,666,666 shares of common stock at $9.00 per share for a total value of $15,000,000. As a result of this transaction, PCCW's two appointees resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, President and Chief Executive Officer of IHC, were appointed to the Company's Board of Directors. On April 22, 2003, a wholly-owned subsidiary of IHC completed its tender for one million shares of the common stock of the Company at $9.00 per share for a total value of $9 million. On December 22, 2003, IHC purchased an aggregate of 613,401 shares in the market and private transactions. During 2004, IHC purchased an additional 1% interest in the Company. At December 31, 2004, IHC owned a 40% interest in AMIC.

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

On April 16, 2004, the Company expanded its business through the acquisition of substantially all of the assets of an employer Medical Stop-Loss managing general underwriter, which had a block of approximately $13 million of annualized premium, for a purchase price of $600,000. The assets were acquired by IndependenceCare Underwriting Services-MidAtlantic LLC ("ICH-MidAtlantic"), which is a subsidiary of IndependenceCare Holdings. ICH-MidAtlantic, which is based in Baltimore, Maryland, retained the key marketing personnel of the former MGU. This acquisition resulted in goodwill in the amount of $486,000 and intangible assets in the amount of $114,000.

Effective July 1, 2004, a wholly-owned subsidiary of the Company acquired a 23% interest in Majestic Underwriters LLC ("Majestic"), a Medical Stop-Loss managing general underwriter which had a block of approximately $41 million of annualized premium, for a purchase price of $1,610,000. Concurrently, wholly-owned subsidiaries of IHC acquired a 52% interest in Majestic. The senior management of Majestic owns the remaining 25% interest. The Company accounts for this investment using the equity method of accounting. This acquisition resulted in a $522,000 reduction of valuation allowance related to the deferred tax assets, with the effect being an increase to deferred tax asset and a corresponding decrease in other investments. Under certain circumstances set forth in the Limited Liability Agreement of Majestic, the Company and/or IHC have the right and/or obligation to purchase some or all of the minority interest in Majestic.

As of December 31, 2004, the Company had substantially completed the wind down of all of its Internet services related subsidiaries, ISP Channel, Intellicom, and Aerzone, as well as its other subsidiaries, MTC and KCI.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financials statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies are significantly affected by judgments, assumptions and estimates used in preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements of the Company included in Item 8 of this annual report on Form 10-K. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's consolidated financial statements and management's discussion and analysis.

Insurance Reserves

The Company maintains insurance reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period. Liabilities for insurance reserves on short-term medical and disability coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for insurance reserves. Inherent in these calculations are management and actuarial judgments and estimates which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance reserves provides reasonably accurate levels of reserves at December 31, 2004 and 2003; however, changes in the Company's reserves estimates, if any, will be recorded through a charge or credit to its earnings.

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

The Company has net operating loss carryforwards for federal income tax purposes available to reduce future income subject to income taxes. The net operating loss carryforwards expire between 2018 and 2023.

U.S. federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. For tax purposes, an ownership change occurred during 1999 and, as a result, utilization of the net operating losses arising prior to 1999 will be subject to an annual limitation in future years (see Note 16).

Premium and MGU Fee Income Revenue Recognition

Direct and assumed premiums from short-duration contracts will be recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. The Company records MGU fee income as policy premium payments are earned. MGUs are compensated in two ways. They earn fee income based on the volume of business produced, and collect profit-sharing commissions if such business exceeds certain profitability benchmarks. Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could greatly vary from quarter to quarter.

Investments

The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale or trading securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in either accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the accompanying Consolidated Statements of Operations for trading securities. Net realized gains and losses on investments are computed using the specific identification method and are reported in the accompanying Consolidated Statements of Operations. Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the accompanying Consolidated Statements of Operations as net realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

Goodwill and Other Intangibles

          The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are tested for impairment, on a reporting unit basis, at the end of the third quarter of each fiscal year, or more frequently if indicators arise. The Company defines its reporting units on a segment basis.

          The Company's intangible assets consisting of broker/third party relationships are amortized over five years.

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

Results of Operations for the Fiscal Year Ended December 31, 2004, Compared to the Fiscal Year Ended December 31, 2003

Premiums Earned. Premiums earned increased $22,386,000 to $60,203,000 for the fiscal 2004, compared to $37,817,000 for fiscal 2003, an increase of 59.2%. This is primarily due to a combination of a higher percentage of Medical Stop-Loss business assumed from, as well as increased volume of business written by, Independence Holding Company in 2004. The average percentage of Medical Stop-Loss business ceded from IHC to Independence American for fiscal years 2004 and 2003 was 19.3% and 13.1%, respectively. Beginning in the 2004 third quarter, IHC also ceded 20% of its DBL premiums to Independence American.

Net Investment Income. Net investment income increased $324,000 to $2,291,000 for fiscal 2004, compared to $1,967,000 for fiscal 2003, due to a higher invested asset base in 2004, offset by a slightly lower return on investments. The return on investments of the Company was 5.15% in fiscal 2004 and 5.58% in fiscal 2003.

Net Realized Gains. Net realized gains decreased $108,000 to $222,000 for fiscal 2004, compared to $330,000 for fiscal 2003. The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in realized gains or losses from period to period. Offsetting net realized gains for fiscal 2004 is a realized loss of $134,000 from unrealized losses on securities that the Company deemed to be other than temporary in nature. For fiscal 2003, there was no realized loss from unrealized losses on securities that the Company deemed to be other than temporary in nature.

MGU Fee Income. The Company earned $17,597,000 of fee income from its MGUs for fiscal 2004 as compared to $15,427,000 for fiscal 2003, an increase of $2,170,000. Included in fee income is $2,749,000 and $2,619,000 of MGU profit commissions in 2004 and 2003, respectively. Profit commissions for a given year are typically based on the performance of business written during portions of the two preceding years. Therefore, profit commissions for 2005 will be based on business written during portions of 2003 and 2004. Since certain of the MGUs experienced higher loss ratios in those years, profit commissions for the 2005 fiscal year and future years may be adversely affected.

Selling, General and Administrative. Selling, general, and administrative expenses increased $9,448,000 to $29,172,000 for fiscal 2004, compared to $19,724,000 for fiscal 2003. The increase is primarily due to commission expense recorded by Independence American and operating expenses from the MGUs. Selling, general, and administrative expenses for the MGUs were $8,629,000 and commission expense for Independence American was $18,152,000 for fiscal 2004. Selling, general, and administrative expenses for MGUs, were $10,732,000 and commission expense for Independence American was $8,902,000 for fiscal 2003.

Insurance Benefits, Claims and Reserves. Insurance benefits, claims and reserves amounted to $39,173,000 for fiscal 2004 as compared to $23,312,000 for fiscal 2003, an increase of $15,861,000, or 68%. The increase is mainly due to additional claims relating to increased earned premium volume from Independence American in 2004. Additionally, 2004 was negatively impacted by higher than expected claims from certain of Independence American's 2003 Medical Stop-Loss programs. Insurance benefits, claims and reserves for 2004 includes a charge of $1,730,000 to reflect loss development from prior treaty years and a corresponding increase in reserves for the current treaty year. While management sets reserves based on its best estimate of ultimate claim settlement cost, the Company adjusts reserves as claims mature, approach settlement or are otherwise resolved.

Amortization and Depreciation. Amortization and depreciation expense decreased $345,000 to $1,666,000 for fiscal 2004, compared to $2,011,000 for fiscal 2003. The expense primarily relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These intangible assets were acquired as part of acquisitions made by the Company. Amortization expense for these intangible assets will decline over the useful lives of the assets.

Non-Cash Compensation Expense Related to Stock Options. The Company recognized non-cash compensation expense related to stock options of $456,000 for fiscal 2004. This expense relates to the fair value of options issued and accounted for under SFAS No. 123. The expense for fiscal 2003 was $141,000.

Restructuring Expense. The Company recognized an expense of $152,000 for fiscal 2003 and no related expense for fiscal 2004. At December 31, 2004 and December 31, 2003, a restructuring accrual of $300,000 and $866,000, respectively, remained outstanding.

Minority Interest. The Company recorded $678,000 for fiscal 2004 and $645,000 for fiscal 2003 of expense related to the 20% minority interest in Marlton.

Income Taxes. The income tax expense was $3,569,000 for fiscal 2004 as compared to a tax benefit of $2,993,000 for fiscal 2003, an increase of $6,562,000. In 2003, the Company further reduced the valuation allowance relating to the deferred tax asset, which caused a corresponding increase in such deferred tax asset. The valuation allowance relates to the possibility that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs"). AMIC reviews the valuation allowance quarterly to determine the reasonableness of the amount, and previously reduced it in connection with the Company's acquisitions in 2002, 2003 and 2004. Based upon AMIC's profitability in 2003 and projected continuing profitable results, it was management's view that it was appropriate to further reduce the valuation allowance in the fourth quarter of 2003 which resulted in an increase in net income and income from continuing operations. There was no such adjustment in 2004.

Gain on Discontinued Operations. Gain on discontinued operations was $240,000 for fiscal 2004, compared to a gain of $110,000 for fiscal 2003, an increase of $130,000. The gain in 2004 is primarily attributable to lower than expected expenses related to Intellicom, MTC, ISP Channel and KCI.

Net Income. The Company had net income of $5,904,000, or $.69 diluted per share, for fiscal 2004, compared to net income of $12,671,000, or $1.50 per share diluted, for fiscal year 2003.

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

MGU Fee Income. The Company earned $15,427,000 of fee income from its MGUs for fiscal 2003. Of this amount $2,619,000 relates to MGU profit commissions.

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

Minority Interest. The Company's share of minority interest expense for fiscal 2003 was $645,000 for its share of its investment in Voorhees.

Income Taxes. The Company had a benefit of income taxes of $2,993,000 for fiscal 2003. This includes a benefit of $4,466,000 due to a reduction of the valuation allowance. In 2003, the Company further reduced the valuation allowance relating to the deferred tax asset, which caused a corresponding increase in such deferred tax asset. The valuation allowance relates to the possibility that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs"). AMIC reviews the valuation allowance quarterly to determine the reasonableness of the amount, and previously reduced it in connection with the Company's acquisitions in 2002 and 2003. Based upon AMIC's profitability in 2003 and projected continuing profitable results, it was management's view that it was appropriate to further reduce the valuation allowance quarterly in the fourth quarter of 2003, which resulted in an increase in net income and income from continuing operations. There was no such adjustment in 2002.

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

Restructuring Expense. The Company recognized a restructuring charge for the year ended September 30, 2001, related to the downsizing of its corporate headquarters' staff. The charge in the amount of $3,900,000 was recognized as restructuring expense and primarily consisted of termination payments for affected employees. The Company increased the restructuring reserve by $152,000 for fiscal 2003 and $502,000 for the year ended September 30, 2002, respectively, as a result of additional estimated lease termination costs associated with Company's headquarters. At December 31, 2003 and September 30, 2002, a restructuring accrual of $866,000 and $1,446,000 respectively, remained outstanding.

Loss on Equity Investments. The Company recognized a loss on disposition of equity investments of $733,000 or fiscal 2002, consisting of $253,000 related to 1,000,000 SkyNet Global Limited common stock shares and $480,000 related to the 400,000 SkyNet Global Limited preference stock shares.

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

Net Income/Loss. The Company had net income of $12,671,000 or $1.50 per share, diluted, for fiscal 2003, compared to a net loss of $14,756,000 or a net loss per share of $1.76, diluted, for the year ended September 30, 2002.

TRANSITION PERIOD ANALYSIS

Result of Operations for the Quarter Ended December 31, 2002, Compared to the Quarter Ended December 31, 2001

Due to the acquisition of the insurance operations of IAHC, certain line items do not appear in the quarter ended December 31, 2001 Consolidated Statement of Operations.

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

Selling, General and Administrative. Selling, general and administrative expenses increased $3,451,000 to $4,865,000 for the quarter ended December 31, 2002, compared to $1,414,000 for the quarter ended December 31, 2001. The increase is primarily due to estimated final expenses resulting from staff reductions associated with the December 28, 2000 corporate restructuring plan, the closing of the corporate headquarters in San Francisco and expenses related to corporate legal settlements and arbitration awards.

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

Income Taxes. The Company made no provision for federal income taxes for the quarter ended December 31, 2002 and 2001, as a result of the Company's continuing losses. For the quarter ended December 31, 2002, the Company recorded a $1,000 provision for state and local taxes attributed to IAHC.

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

Net Loss. The Company had a net loss of $7,052,000 or a net loss per share of $0.84, for the quarter ended December 31, 2002, compared to a net loss of $2,780,000 or a net loss per share of $0.33, for the three months ended December 31, 2001. There was no gain or loss from discontinued operations for the quarter ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had $47,499,000 in cash, cash equivalents, and investments, net of amounts due to brokers compared with $40,498,000 as of December 31, 2003.

Net cash provided by operating activities of continuing operations for the fiscal year ended December 31, 2004 was $8,447,000. Net cash flows benefited from premium volume and fees from MGUs, partially offset by higher than expected claims and losses.

Net cash used by investing activities of continuing operations for fiscal year ended December 31, 2004 was $7,577,000. This use of cash results from purchases of fixed maturities, equity securities, and short-term investments, net of sales of all such securities. The Company also acquired ICH-MidAtlantic and a 23% equity interest in Majestic.

Net cash provided by financing activities for the fiscal year ended December 31, 2004 was $198,000, resulting from the exercise of common stock options.

The Company believes it has sufficient cash to meet its presently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments.

LIQUIDITY

Independence American

IAIC principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments. Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

IAIC maintains a revolving Letter of Credit ("LOC") with a financial institution to support reinsurance obligations of IAIC in the ordinary course of business. The LOC has an outstanding face up to $5,000,000 although IAIC has not drawn upon funds to date. The LOC renews October 15 of each year, unless cancelled by IAIC.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from Corporate liquidity. There are no regulatory constraints on the MGUs' ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by IAIC.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable statutes and regulations which have been promulgated primarily for the protection of policyholders. Of the aggregate carrying value of the Company's investment assets, approximately 95% was invested in investment grade fixed income securities, resale agreements, and cash and cash equivalents at December 31, 2004. Also at such date, 99% of the Company's fixed maturities were investment grade. These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2004, 1% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities. Investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets. The Company does not have any non-performing fixed maturities.

The composition of the Company's fixed maturities at December 31, 2004, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED

AAA	63%
AA	-
A	12%
BBB	24%
BB or lower	1%
100%

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the years ended December 31, 2004 and 2003, the Company recorded a realized loss for other than temporary impairments of $134,000 and $0 respectively. The Company's gross unrealized losses on fixed maturities totaled $500,000 at December 31, 2004. Substantially all of these securities were investment grade. The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2004. The Company holds all fixed maturities as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).

Risk Management

The Company manages interest rate risk by seeking to maintain a portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets; see Note 2 of Notes to Consolidated Financial Statements.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2004:

	Estimated Fair	Estimated Change
Change in Interest Rates	Value	In Fair Value
	(in thousands)
200 basis point rise	$30,647	$(3,359)
100 basis point rise	32,515	(1,491)
Base scenario	34,006	-
100 basis point decline	35,266	1,260
200 basis point decline	36,689	2,683

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

Balance Sheet

Total investments increased $ 6,211,000 to $44,469,000 at December 31, 2004 from $38,258,000 at December 31, 2003, due to the net growth in the business. The $6,339,000 increase in total stockholders' equity is mainly due to net income generated during fiscal 2004.

The Company had receivables from reinsurers of $13,496,000 at December 31, 2004. Substantially all of the business ceded to such reinsurers is of short duration. All of such receivables are either due from highly rated companies or are adequately secured. No allowance for doubtful accounts was deemed necessary at December 31, 2004.

CAPITAL RESOURCES

Due to its strong capital ratio and excellent asset quality and credit-worthiness, the Company remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable.

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair value) or as available-for-sale (carried at fair value). The Company has chosen to carry all of its debt securities as available-for-sale. The Company experienced a change in net unrealized loss of $219,000 reflecting a net unrealized loss of $285,000 at December 31, 2004 from a net unrealized loss of $66,000 at December 31, 2003. From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

The Company enters into a variety of contractual obligations with third-parties in the ordinary course of its operations.  These obligations, as of December 31, 2004, are set forth in the table below.  Insurance reserves all represent short-tail business. However, we do not believe that our cash flow requirements can be fully assessed based upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs.  Although some outflows are fixed, others depend on future events. The Company has expected contractual obligations relating to non-cancelable leases and insurance reserves of the following at December 31, 2004 (in thousands):

Year Ending	Operating	Insurance
December 31,	Lease	Reserves
2005	$779	$22,240
2006	444	-
2007	440	-
2008	353	-
2009	255	-
2010 and thereafter	111	-
Total	$2,382	$22,240

Under certain circumstances set forth in the Limited Liability Company Agreements of Marlton and Majestic, the Company has the right and/or obligation to purchase some or all of the minority interests in Marlton and Majestic.

OUTLOOK

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 33 states and the District of Columbia, and has a B+ (Very Good) rating from A.M. Best Company, Inc. ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

Independence American is primarily a reinsurer, and currently derives most of its business from long-term reinsurance treaties with IHC's carriers. In addition to Medical Stop-Loss, Independence American also began to reinsure in 2004 a short-term statutory disability benefit product ("DBL") in New York, and will reinsure several additional IHC products in 2005, including 5% of a $50,000,000 block of employer-sponsored group major medical business. This block was recently 100% reinsured by Standard Security Life Insurance Company of New York from another carrier. In addition, in 2005, Independence American will reinsure up to 10% of IHC's employer-sponsored group major medical, short-term medical, dental and vision business. The short-term medical will be administered by Health Plan Administrators, Inc. ("HPA"), a market leader in this product, which is now affiliated with IHC. The employer-sponsored group major medical will be marketed and administered by Insurers Administrative Corporation, a market leader in consumer-driven medical plans for small and medium size employer groups.

Independence American is also positioning itself to be an issuing carrier of Medical Stop-Loss and short-term medical. Currently, it has approved employer Medical Stop-Loss policies in 24 states and approved provider excess loss policies in 13 states. It is also in the process of filing a short-term medical product in 30 states for the continUcare program and otherwise. Independence American is actively seeking more licenses and product approvals.

The Medical Stop-Loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a "softer" market. The Medical Stop-Loss market began to "soften" in 2003 and less favorable conditions continued through 2004. Despite these market conditions, the Company produced profitable results in 2003 and 2004, and expects continued profitability in 2005. However, profit sharing commissions for 2005 and future years may be adversely affected by higher loss ratios for business written in 2003 and 2004 for certain of the MGUs. As a result of these market conditions, the rate that the carriers that cede business to the Company were able to charge for Medical Stop-Loss increased at a lesser rate in recent years, however, increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces the risk taker's overall risk exposure. Independence American remains optimistic that it will continue to produce profitable results due to stricter underwriting guidelines, and it will be able to grow the Medical Stop-Loss line in 2005 due to higher retention. The MGUs, however, expect that their production will decrease in 2005 as a result of these guidelines. This will adversely affect MGU income in 2005, but could produce higher profit sharing revenue in future years, subject to any profit commission loss carryforwards. The new lines of business (major medical, short-term medical, dental an vision) that the Company will reinsure in 2005 are less volatile than Medical Stop-Loss. The Company is optimistic that these lines will yield profitable results and diversify Independence American's product mix.

Madison National and Independence American entered into a reinsurance agreement to protect Independence American against losses (excluding terrorism and extra-contractual obligations) occurring during the period from January 1, 2005 to December 31, 2005. In the event that Independence American's claims, loss adjustment expenses, and incurred but not reported reserves ("Net Losses") exceeds 95% of the net premiums earned by Independence American, then Madison National will pay Independence American an amount equal to the excess over the Net Losses. In no event shall Madison National pay Independence American more than $5,000,000. Independence American will pay Madison National, quarterly, a premium of .175% of net retained premium subject to a minimum premium of $50,000 and a maximum premium of $100,000.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment" which revised SFAS No. 123, "Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company already applies the fair value based method of accounting for all stock based compensation issued after October 1, 2002. At December 31, 2004 all such share accounted for under APB 25 were fully vested or expired.

 On September 30, 2004, the Financial Accounting Standards Board ("FASB") Issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally to be effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 (July 1, 2004 for the Company). The delay in the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Subsequent to the issuance of Staff Position No. EITF Issue 03-1-1, the FASB announced plans for a full reconsideration of existing authoritative literature concerning other-than-temporary impairment of securities.  The outcome of this reconsideration and the impact, if any, on the Company's impairment recognition cannot be predicted at this time.

SAFE HARBOR STATEMENT

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

RISK FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS and FINANCIAL CONDITION

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

The Occurrence of Various Events May Adversely Affect the Company's Ability to Utilize Fully Its Tax Net Operating Loss Carryforwards.

The Company has U.S. federal tax net operating loss carryforwards of approximately $280 million, which may be used against any profits from the Company's business. However, events outside of the control of the Company or IHC, such as certain acquisitions and dispositions of the Company's common stock, may limit the use of all or a portion of the Company's tax net operating loss carryforwards. If such events were to occur, the Company's expectation of using its tax net operating loss carryforwards against potential profits would not be realized and the Company could potentially have a higher tax liability in the future than it would otherwise have had.

Stock Transfer Restrictions

Although the stock transfer restrictions contained in the Certificate of Incorporation are intended to reduce the likelihood of an ownership change, it will not prevent all transfers that might result in an "ownership change." Furthermore, certain changes in relationships and other events not addressed by the stock transfer restrictions could cause AMIC to undergo an "ownership change." Section 382 of the Code is an extremely complex provision with respect to which there are many uncertainties. In addition, AMIC has not requested a ruling from the IRS regarding the effectiveness of the stock transfer restrictions and, therefore, AMIC cannot be certain that the IRS will agree that the stock transfer restrictions are effective for purposes of Section 382 of the Code. Further, AMIC cannot assure that the stock transfer restrictions or portions thereof will be enforceable in Delaware courts or that the IRS would agree that all of AMIC's tax net operating loss carryforwards are allowable. In addition, AMIC's board of directors may determine, in its sole discretion, to permit a restricted transfer that results in an "ownership change" if it determines that such transfer is in the best interests of AMIC. Therefore, the stock transfer restrictions were to reduce, but not necessary eliminate, the risk that Section 382 of the Code will cause limitations on the use of tax attributes of AMIC.

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

Decrease in Rates for Reinsurance and Insurance Could Reduce Net Income

Independence American, the Company's insurance subsidiary, primarily reinsures medical stop loss insurance. Rates for medical stop loss insurance and reinsurance are influenced primarily by factors that are outside of Independence American's control and historically have been highly cyclical. Any significant decrease in the rates for medical stop loss insurance or reinsurance could reduce the Company's net income.

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

The Company's Insurance Reserves are Based on an Estimate of Its Future Liability, and if Actual Claims Prove to be Greater Than Reserves, the Company's Results of Operations and Financial Condition May be Adversely Affected.

The Company maintains insurance reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of its general expenses, for reported and unreported claims incurred as of the end of each accounting period. Because setting reserves is inherently uncertain, the Company cannot assure that current reserves will prove adequate in light of subsequent events. If the Company reserves are insufficient to cover its actual losses and loss adjustment expenses, it would have to augment its reserves and incur a charge to its earnings, and these charges could be material. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what the Company expects the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on the Company's assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting lag between the occurrence of the insured event and the time it is reported. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed.

Inability to Assess Underwriting Risk Accurately Could Reduce Its Net Income

The Company's success is dependent on its ability to assess accurately the risks associated with the businesses on which the risk is retained. If the Company fails to assess accurately the risks it retains, it may fail to establish the appropriate premium rates and its reserves may be inadequate to cover its losses, requiring augmentation of the Company reserves.

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

  Restrictions on the ability of Independence American to pay dividends to the Company;

  Restrictions on transactions between insurance companies and their affiliates;

  Restrictions on the size of risks insurable under a single policy;

  Requiring deposits for the benefit of policyholders;

  Requiring certain methods of accounting;

  Prescribing the form and content of records of financial condition required to be filed; and

  Requiring reserves for losses and other purposes.

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

Decreases in the Fair Market Value of Fixed Income Securities May Greatly Reduce the Value of the Company's Investment Portfolio, and as a Result, the Company's Financial Condition May Suffer

At December 31, 2004, $34.0 million of the Company's $44.5 million investment portfolio was invested in fixed income securities. The fair market value of these fixed income securities and the investment income from these fixed income securities fluctuate depending on general economic and market conditions. With respect to the Company's investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by the Company from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Historically, the impact of market fluctuations has affected the Company's financial statements. Because all of the Company's fixed income securities are classified as available for sale, changes in the fair market value of the Company's securities are reflected in the Company's other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations and economic conditions could aversely affect the Company's stockholders' equity, total comprehensive income (loss) and/or cash flows.

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

Item 8. Financial Statements and Supplementary Data

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control over Financial Reporting	32

Reports of Independent Registered Public Accounting Firm	33-35

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	36

Consolidated Statements of Operations for the years ended December 31, 2004
and 2003 and September 31, 2002, and for the three months ended December 31, 2002	37

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2004 and 2003 and September 30, 2002, and for the three months ended December 31, 2002	38

Consolidated Statements of Cash Flows for the years ended December 31, 2004,
and 2003 and September 30, 2002, and for the three months ended December 31, 2002	39

Notes to Consolidated Financial Statements	40

Report of Management on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

American Independence Corp.

The management of American Independence Corp. ("AMIC") is responsible for establishing and maintaining adequate internal control over financial reporting. AMIC's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

AMIC acquired IndependenceCare Underwriting Services - MidAtlantic LLC ("MidAtlantic") during 2004. Management excluded from its assessment of the effectiveness of AMIC's internal control over financial reporting as of December 31, 2004, MidAtlantic's internal control over financial reporting associated with total assets of $2,341,000 and total revenues of $516,000 as of and for the year ended December 31, 2004.

Management assessed the effectiveness of AMIC's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based on our assessment we concluded that, as of December 31, 2004, AMIC's internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the financial statements in this Annual Report, has issued an attestation report on management's assessment of, and the effective operation of, AMIC's internal control over financial reporting as of December 31, 2004, which is included herein on page 33.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited management's assessment, included in the accompanying "Report of Management on Internal Control Over Financial Reporting," that American Independence Corp. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that American Independence Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, American Independence Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

American Independence Corp. acquired IndependenceCare Underwriting Services - MidAtlantic LLC ("MidAtlantic") during 2004, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, MidAtlantic's internal control over financial reporting associated with total assets of $2,341,000 and total revenues of $516,000 included in the consolidated financial statements of American Independence Corp. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of American Independence Corp. and subsidiaries also excluded an evaluation of the internal control over financial reporting of MidAtlantic.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Independence Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, the three-months ended December 31, 2002 and for the year ended September 30, 2002, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements. As discussed in Notes 2 and 13 to the consolidated financial statements, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in the three months ended December 31, 2002.

/s/ KPMG LLP

New York, New York
March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and for the year ended September 30, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Independence Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, the three months ended December 31, 2002 and for the year ended September 30, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in the three months ended December 31, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Independence Corp. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 15, 2005

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)
	December 31,
ASSETS:	2004	2003
Investments:
Short-term investments, at amortized cost, which approximates fair value	$8,296	$5,817
Fixed maturities, at fair value	34,006	30,964
Equity securities, at fair value	1,042	1,477
Other investments	1,125	-

Total investments	44,469	38,258

Cash and cash equivalents	3,236	2,360
Restricted cash	16,602	15,788
Accounts and notes receivable net of allowance for
doubtful accounts of $37 and $37	107	150
Accrued investment income	438	362
Premiums receivable	2,307	1,423
Deferred tax	13,491	15,990
Reinsurance recoverable	13,496	7,956
Goodwill	24,154	23,668
Intangible assets	1,535	2,747
Accrued fee income	3,328	3,092
Other assets	1,232	1,074

Total assets	$124,395	$112,868

LIABIITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves	$22,240	$18,635
Premium and claim funds payable	15,802	14,988
Amount due to brokers	206	120
Accounts payable, accruals and other liabilities	4,254	2,567
Income taxes payable	164	170
Restructuring accrual	300	866
Net liabilities associated with discontinued operations	936	1,368

Total liabilities	43,902	38,714

Minority interest	4,026	4,026

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no
shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,180,695 and 9,180,695 shares issued; 8,438,889 and 8,422,195
shares outstanding, respectively	92	92
Additional paid-in capital	479,017	478,563
Accumulated other comprehensive loss	(285)	(66)
Treasury stock, at cost, 741,806 shares and 758,500 shares, respectively	(8,877)	(9,077)
Accumulated deficit	(393,480)	(399,384)
TOTAL STOCKHOLDERS' EQUITY	76,467	70,128
TOTAL LIABIILTIES AND STOCKHOLDERS' EQUITY	$124,395	$112,868

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)
	Year Ended		Quarter Ended	Year Ended
	December 31,		December 31,	September 30,
	2004	2003	2002	2002

REVENUES:
Premiums earned	$60,203	$37,817	$1,636	$-
Net investment income	2,291	1,967	292	1,730
Net realized gains	222	330	12	-
MGU fee income	17,597	15,427	713	-
Other income	65	12	35	-
	80,378	55,553	2,688	1,730

EXPENSES
Selling, general and administrative expenses	29,172	19,724	4,865	7,318
Insurance benefits, claims and reserves	39,173	23,312	989	-
Loss on equity investments	-	-	1,000	733
Provision for impaired assets	-	-	-	352
Amortization and depreciation	1,666	2,011	240	189
Non-cash compensation expense
related to stock options	456	141	632	1,466
Restructuring expense	-	152	538	502
Minority interest	678	645	-	-
	71,145	45,985	8,264	10,560

Income (loss) from continuing operations before
income tax	9,233	9,568	(5,576)	(8,830)
(Provision) benefit for income taxes	(3,569)	2,993	(1)	-

Income (loss) from continuing operations	5,664	12,561	(5,577)	(8,830)

Discontinued Operations:
Loss from discontinued operations, net of tax	-	-	-	(1,829)
Gain (loss) on disposition, net of tax	240	110	(1,475)	(4,097)

Net income (loss)	$5,904	$12,671	$(7,052)	$(14,756)

Basic income (loss) per common share:
Income (loss) from continuing operations	$.67	$1.50	$(.66)	$(1.05)
Loss from discontinued operations	-	-	-	(.22)
Gain (loss) on disposition of discontinued
Operations	.03	.01	(.18)	(.49)
Net income (loss) applicable to common shares	$.70	$1.51	$(.84)	$(1.76)

Shares used to compute basic income per share	8,434	8,411	8,395	8,393

Diluted income (loss) per common share:
Income (loss) from continuing operations	$.66	$1.49	$(.66)	$(1.05)
Loss from discontinued operations	-	-	-	(.22)
Gain (loss) on disposition of discontinued
operations	.03	.01	(.18)	(.49)
Net income (loss) applicable to common shares	$.69	$1.50	$(.84)	$(1.76)

Shares used to compute diluted income per share	8,535	8,465	8,395	8,393

See the accompanying notes to consolidated financial statements.

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands except shares)

					Accumulated
			Additional	Deferred	Other				Total
	Common Stock		Paid	Stock	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Comprehensive
	Shares	Amount	In Capital	Compensation	Income (Loss)	Deficit	Shares	Amount	Equity	Income (Loss)

Balance, September 30, 2001	9,153,925	$92	$477,863	$(1,645)	$(480)	$(390,247)	763,500	$(9,137)	$76,446	$
Common stock shares issued in connection with:
Acquisition of Intelligent Communications, Inc.:
Anniversary Shares	4,142	-	-	-	-	-	-	-	-
Reversal of deferred stock compensation charge
due to employee termination	-	-	(65)	65	-	-	-	-	-
Amortization of deferred stock compensation	-	-	-	1,501	-	-	-	-	1,501
Unrealized gains on securities	-	-	-	-	458	-	-	-	458	458
Foreign currency translation adjustment	-	-	-	-	16	-	-	-	16	16
Net loss	-	-	-	-	-	(14,756)	-	-	(14,756)	(14,756)
Balance, September 30, 2002	9,158,067	92	477,798	(79)	(6)	(405,003)	763,500	(9,137)	63,665	(14,282)
Amortization of deferred stock compensation	-	-	-	62	-	-	-	-	62
FAS123 stock compensation charge	-	-	570	-	-	-	-	-	570
Unrealized gains (Losses) on Securities	-	-	-	-	22	-			22	22
Net Loss	-	-	-	-	-	(7,052)	-	-	(7,052)	(7,052)
Balance, December 31, 2002	9,158,067	92	478,368	(17)	16	(412,055)	763,500	(9,137)	57,267	(7,030)
Amortization of deferred stock compensation	-	-	-	17	-	-	-	-	17
Exercise of Options	22,779	-	72	-	-	-	(5,000)	60	132
SFAS 123 stock compensation charge	-	-	123	-	-	-	-	-	123
Effect of one-for-three reverse split	(151)	-	-	-	-	-	-	-	-
Unrealized losses on securities	-	-	-	-	(82)	-	-	-	(82)	(82)
Net Income	-	-	-	-	-	12,671	-	-	12,671	12,671
Balance, December 31, 2003	9,180,695	92	478,563	-	(66)	(399,384)	758,500	(9,077)	70,128	12,589
Exercise of options	-	-	(2)	-	-	-	(16,694)	200	198
SFAS 123 stock compensation charge	-	-	456	-	-	-	-	-	456
Unrealized losses on securities	-	-	-	-	(219)	-	-	-	(219)	(219)
Net income	-	-	-	-	-	5,904	-	-	5,904	5,904
Balance, December 31, 2004	9,180,695	$92	$479,017	$-	$(285)	$(393,480)	741,806	$(8,877)	$76,467	$5,685

See accompanying notes to consolidated financial statements.

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Year Ended		Quarter Ended	Year Ended
	December 31,		December 31,	September 30,
	2004	2003	2002	2002
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,904	$12,671	$(7,052)	$(14,756)
Adjustment to net income (loss):
Net realized gains	(222)	(330)	(12)	-
Loss from discontinued operations	-	-	-	1,829
(Gain) loss on disposal of discontinued operations	(240)	(110)	1,475	4,097
Restructuring expense	-	152	538	502
Loss on equity investments	-	-	1,000	733
Provision for impaired assets	-	-	-	352
Amortization and depreciation	1,666	2,011	240	189
Equity income	(37)	(258)	-	-
Deferred tax expense (benefit)	3,065	(3,440)	-	-
Non-cash stock compensation expense (benefit)	456	141	632	1,466
Other	-	-	1,005	66
Change operating assets and liabilities:
Net sales of trading securities	249	-	-	-
Change in policy liabilities	3,605	11,581	545	-
Change in net amounts due from and to reinsurers	(5,540)	(4,279)	957	-
Change in accrued fee income	(236)	(2,570)	-	-
Change in premiums receivable	(884)	(1,423)	-	-
Change in income tax liabilities	(138)	(350)	(53)	-
Change in other assets and other liabilities	799	917	3,816	(1,903)

Net cash from operating activities of continuing operations	8,447	14,713	3,091	(7,425)
Net cash from operating activities of discontinued operations	(192)	(2,960)	(887)	(4,721)
Net cash from operating activities	8,255	11,753	2,204	(12,146)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Net (purchases) sales of short-term investments	(2,468)	(5,836)	41,164	19,795
Change in resale and repurchase agreements	-	13,874	(13,874)	-
Change in amounts due to and from brokers	86	120	4,784	-
Sales and maturities of fixed maturities	81,795	98,858	711	-
Purchases of fixed maturities	(85,147)	(117,570)	(5,125)	-
Purchases of equity securities	(1,858)	(1,118)	-	-
Sales of equity securities	2,225	668	-	-
Sales (purchases) of interest in partnerships	(1,610)	10,000	(10,000)	-
Acquisitions of companies, net	(600)	(16,102)	(33,495)	-
Other	-	-	63	46

Net cash from investing activities of continuing operations	(7,577)	(17,106)	(15,772)	19,841
Net cash from investing activities of discontinued operations	-	-	-	(2)
Net cash from investing activities	(7,577)	(17,106)	(15,772)	19,839

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	-	-	-	(1,444)
Proceeds from exercise of stock options	198	132	-	-

Net cash from financing activities of continuing operations	198	132	-	(1,444)
Net cash from financing activities of discontinued operations	-	-	-	(60)
Net cash from financing activities	198	132	-	(1,504)

Increase (decrease) in cash and cash equivalents	876	(5,221)	(13,568)	6,189
Cash and cash equivalents, beginning of period	2,360	7,581	21,149	14,960
Cash and cash equivalents, at end of period	$3,236	$2,360	$7,581	$21,149

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Interest	-	-	-	$144
Income taxes	$544	$180	-	-

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements
  Nature of Business

  Since the acquisition of Independence American Holding Corp. ("IAHC") on November 14, 2002, American Independence Corp. ("AMIC" or "the Company") has been a holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), Marlton Risk Group LLC ("Marlton"), and its investment in Majestic Underwriters LLC ("Majestic") . IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries".

  Prior to November 14, 2002, the Company (then known as SoftNet Systems, Inc.) was a holding company principally engaged in providing Internet services. As of September 30, 2002, the Company had discontinued the businesses of ISP Channel, Inc. ("ISP Channel"), Intelligent Communications, Inc. ("Intellicom") and Aerzone Corporation ("Aerzone"), and reduced its corporate headquarters staff. Four previously reported business segments, business center services, satellite-based Internet services, cable-based Internet services and document management, have ceased operations or have been sold, and accordingly are reported as discontinued operations (see Note 9).

  Independence Holdings Company ("IHC"), an insurance holding company, held 40% of AMIC's outstanding common stock at December 31, 2004.

  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of AMIC and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company changed its fiscal year end from September 30 to December 31 in 2002. As a result, the Company filed a Form 10-QT for the quarter ended December 31, 2002 representing the transitional reporting period. This report on Form 10-K for the twelve months ended December 31, 2004 and 2003 represents the new fiscal year end, which is December 31. The Company's tax year remains unchanged at September 30.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements and related notes to the consolidated financial statements in order to conform to the current year presentation.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Majestic Underwriters LLC

The Company's investment in Majestic Underwriters LLC (see Note 5) ("Majestic") is carried on the equity method with the Company's share of income or loss credited or charged, as appropriate, to the Consolidated Statement of Operations with a corresponding charge to the Company's investment account. The Company also reduces its investment account for its proportionate share of the amortization expense for the intangible assets recorded in the acquisition.

Goodwill and Other Intangibles

          The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are reviewed for impairment, on a reporting unit basis, at least annually, or more frequently if indicators arise. The Company defines its reporting units on a segment basis.

          For goodwill, if the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

          The Company's intangible assets consisting of broker/ third party relationships are amortized over five years.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually or whenever current events or changes in circumstances warrant evaluating whether the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include cash and cash equivalents, restricted cash, short-term investments, reinsurance recoverables and premiums receivable approximates their fair values.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid securities with maturities of three months or less from date of purchase. Restricted cash primarily consists of funds held by the MGUs for the benefit of their insurers and reinsurers. These funds are restricted and are to be used to facilitate expeditious payment of approved claims. The funds are replenished by the insurers and reinsurers as claims are paid by the MGUs.

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

Investment Securities

(i) Investments in fixed income securities, redeemable preferred stock equity securities and derivatives (options and options on future contracts) are accounted for as follows:

(a) Securities which are held for trading purposes are carried at estimated fair value ("fair value"). Unrealized gains or losses are credited or charged, as appropriate, to the Consolidated Statements of Operations.

(b) Securities which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains or losses are credited or charged, as appropriate, directly to accumulated other comprehensive income (a component of stockholders' equity). Realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to the Consolidated Statements of Operations.

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold. Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned. Unrealized gains or losses on open transactions are credited or charged, as appropriate, to the Consolidated Statements of Operations. While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities. When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.

(iii) Gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative financial instruments, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment. Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in unrealized gains or losses, credited or charged, as appropriate, directly to the Consolidated Statements of Operations. All realized gains and losses are reflected currently in the Consolidated Statements of Operations. There were no such derivatives outstanding at December 31, 2004 and 2003. Gains and losses on these instruments were insignificant during 2004, 2003 and 2002.

(v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

(vi)The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to the Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

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

Premium and MGU Fee Income Revenue Recognition

Direct and assumed premiums from short-duration contracts will be recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided. The Company records MGU fee income as policy premium payments are earned. MGUs are compensated in two ways. They earn fee income based on the volume of business produced, and collect profit-sharing commissions if such business exceeds certain profitability benchmarks. Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could greatly vary from quarter to quarter.

MGU fee income consisted of the following:
	Year Ended		Quarter Ended
	December 31,		December 31,
	2004	2003	2002
	(In thousands)

MGU fee income regular	$14,848	$12,808	$707
MGU fee income profit commissions	2,749	2,619	6

	$17,597	$15,427	$713

Insurance Reserves

Liabilities for insurance reserves on short-term medical coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for insurance reserves. Inherent in these calculations are management and actuarial judgments and estimates which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance reserves provides an adequate level of reserves.

Reinsurance

Amounts paid for or recoverable under reinsurance contracts are included in total assets as reinsurance recoverable.

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

Stock-Based Compensation and Change in Accounting Principle

Effective October 1, 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002. At December 31, 2004 all such shares accounted for under APB 25 were fully vested or expired.

Income (Loss) Per Common Share

Basic income (loss) per common share is computed using the weighted average number of common stock shares outstanding during the period. Diluted income (loss) per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period. Common stock equivalents consist of stock options (using the "treasury stock" method). Common Stock equivalent shares are excluded from the computation if the effect is anti-dilutive. As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss. Included in the diluted earnings per share calculation for fiscal years 2004 and 2003, are 101,000 and 54,000 shares, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment" which revised SFAS No. 123, "Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company already applies the fair value based method of accounting for all stock based compensation issued after October 1, 2002. At December 31, 2004 all such share accounted for under APB 25 were fully vested or expired.

  On September 30, 2004, the Financial Accounting Standards Board ("FASB") Issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally to be effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 (July 1, 2004 for the Company). The delay in the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Subsequent to the issuance of Staff Position No. EITF Issue 03-1-1, the FASB announced plans for a full reconsideration of existing authoritative literature concerning other-than-temporary impairment of securities.  The outcome of this reconsideration and the impact, if any, on the Company's impairment recognition cannot be predicted at this time.

3. Goodwill

The Company completed its annual impairment testing of goodwill and an impairment charge was not required.

The changes in the carrying amount of goodwill are as follows (in thousands):

	2004	2003	2002

Balance at beginning of period	$23,668	$12,295	$-
Acquisition of IAHC	-	-	12,295
Acquisition of ICH - MidAtlantic	486	-	-
Acquisition of Marlton	-	11,373	-

Balance at end of period	$24,154	$23,668	$12,295

4. Intangible Assets

Intangible assets at December 31, 2004 and 2003 consist of the following (in thousands):
	December 31, 2004			December 31, 2003
	Definitive	Indefinite		Definitive	Indefinite
	Lives	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$4,700	$100	$4,800	$1,900	$100	$2,000
Additions	114	-	114	2,800	-	2,800
Balance end of period	4,814	100	4,914	4,700	100	4,800

Accumulated Amortization
Balance beginning of period	(2,053)	-	(2,053)	(212)	-	(212)
Amortization expense	(1,326)	-	(1,326)	(1,841)	-	(1,841)
Balance end of period	(3,379)	-	(3,379)	(2,053)	-	(2,053)

Net intangible assets	$1,435	$100	$1,535	$2,647	$100	$2,747

Weighted average remaining life in years	1.57			2.82

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2005	$806
2006	324
2007	44
2008	7
2009	5
1,186

5. Acquisitions

Majestic

Effective July 1, 2004, a wholly-owned subsidiary of the Company acquired a 23% interest in Majestic Underwriters LLC ("Majestic"), a Medical Stop-Loss managing general underwriter which had a block of approximately $41 million of annualized premium, for a purchase price of $1,610,000. Concurrently, wholly-owned subsidiaries of Independence Holding Company acquired a 52% interest in Majestic. The senior management of Majestic owns the remaining 25% interest. The Company accounts for this investment using the equity method of accounting. This acquisition resulted in a $522,000 reduction of valuation allowance related to the deferred tax assets, with the effect being an increase to deferred tax asset and a corresponding decrease in other investments. Under certain circumstances set forth in the Limited Liability Agreement of Majestic, the Company has the right and/or obligation to purchase some or all of the minority interest in Majestic.

ICH-MidAtlantic

On April 16, 2004, the Company expanded its business through the acquisition of substantially all of the assets of an employer Medical Stop-Loss managing general underwriter, which had a block of approximately $13 million of annualized premium, for a purchase price of $600,000. The assets were acquired by IndependenceCare Underwriting Services-MidAtlantic LLC ("ICH-MidAtlantic"), which is based in Baltimore, Maryland and which retained the key marketing personnel of the former MGU. This acquisition resulted in goodwill in the amount of $486,000 and intangible assets in the amount of $114,000.

(in thousands)
Intangible assets	$114
Goodwill	486
Purchase price	$600

Marlton

On February 10, 2003, but effective as of January 1, 2003, the Company acquired 80% of the business of an employer Medical Stop-Loss MGU and an affiliated entity (the "Acquired MGUs"). The acquisition was accomplished by the formation of Voorhees Risk Management LLC d.b.a. Marlton Risk Group ("Marlton") into which the Acquired MGUs contributed all of their assets, and the Company contributed $16,000,000 cash for an 80% ownership interest. The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Marlton, and Marlton assumed all of the liabilities of the Acquired MGUs. Under certain circumstances set forth in the Limited Liability Company Agreement of Marlton, the Company has the right and/or obligation to purchase some or all of the minority interests in Marlton. The total purchase price of approximately $16,102,000 consisted of $16,000,000 of cash and $102,000 of direct transaction costs.

(in thousands)
Assets:
Tangible assets	$5,323
Amortizable broker/TPA relationships intangible asset	2,800
Goodwill	11,373
Net deferred tax asset	5,760
Liabilities	(5,128)
Minority interest	(4,026)
Purchase price	$16,102

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

IAHC

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

In a separate transaction, on July 30, 2002, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 1,666,666 shares of common stock at $9.00 per share for a total value of $15,000,000. As a result of this transaction, PCCW's two appointees resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, President and Chief Executive Officer of IHC, were appointed to the Company's Board of Directors. On April 22, 2003, a wholly-owned subsidiary of IHC completed its tender for one million shares of the common stock of the Company at $9.00 per share for a total value of $9,000,000. On December 22, 2003, IHC purchased 613,401 shares in the market and through private transactions at $11.12. In 2004, IHC purchased an additional 1% of the Company, which gave it a 40% interest in the Company.

6. Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:
	DECEMBER 31, 2004
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$12,855	$94	$(286)	$12,663
Collateralized mortgage obligations (CMO)
and asset backed securities (ABS)	6,841	45	(164)	6,722
U.S. Government and agencies obligations	7,723	58	(36)	7,745
Agency mortgage backed pass through
securities (MBS)	2,091	-	(8)	2,083
Government sponsored enterprise (GSE) MBS	4,788	11	(6)	4,793
Total fixed maturities	$34,298	$208	$(500)	$34,006

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$1,035	$7	$-	$1,042

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.
	DECEMBER 31, 2003
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$10,476	$179	$(129)	$10,526
CMO and ABS	8,503	66	(146)	8,423
U.S. Government and agencies obligations	6,066	48	(84)	6,030
GSE	2,971	-	(36)	2,935
Agency MBS	3,056	-	(6)	3,050
Total fixed maturities	$31,072	$293	$(401)	$30,964

EQUITY SECURIITIES
AVAILABLE-FOR-SALE
Preferred stock	$1,435	$46	$(4)	$1,477

The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

	AMORTIZED	FAIR	% OF FAIR
	COST	VALUE	VALUE
	(in Thousands)

Due in one year or less	$5,032	$5,018	15%
Due after one year through five years	1,977	1,943	6%
Due after five years through ten years	4,605	4,575	13%
Due after ten years	8,964	8,872	26%
	20,578	20,408	60%
CMO, ABS, and MBS
15 years	7,830	7,706	23%
30 years	5,890	5,892	17%
Total	$34,298	$34,006	100%

The following table summarizes, for all securities in an unrealized loss position at December 31, 2004, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FIXED MATURITIES:

Corporate securities	$9,198	$286	$-	$-	$9,198	$286
CMO and ABS	3,797	121	1,765	43	5,562	164
U.S. Government and agencies obligations	5,800	36	-	-	5,800	36
GSE	983	6	-	-	983	6
Agency MBS	1,878	8	-	-	1,878	8
Total, fixed maturities	$21,656	$457	$1,765	$43	$23,421	$500

The following table summarizes, for all securities in an unrealized loss position at December 31, 2003, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FIXED MATURITIES:

Corporate securities	$5,519	$129	$-	$-	$5,519	$129
CMO and ABS	5,219	146	-		5,219	146
U.S. Government and agencies obligations	4,130	42	783	42	4,913	84
GSE	2,935	36	-	-	2,935	36
Agency MBS securities	3,050	6	-	-	3,050	6
Total, fixed maturities	$20,853	$359	$783	$42	$21,636	$401

EQUITY SECURITIES:

Preferred stock	$246	$4	$-	$-	$246	$4

Total	$21,099	$363	$783	$42	$21,882	$405

Substantially all of the unrealized losses at December 31, 2004 and 2003 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. The Company reviews its investments regularly and monitors its investments for impairments. A total of 46 securities were in a continuous unrealized loss position for less than 12 months and four securities for 12 months or longer as of December 2004. A total of 39 securities were in a continuous unrealized loss position for less than 12 months and one security 12 months or longer as of December 31, 2003. For fiscal years 2004, 2003, 2002 and for the three months ended December 31, 2002, the Company realized a loss of $134,000, $0, $733,000, and $1,000,000, respectively, from other than temporary impairments. The remaining unrealized losses were evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2004. For all remaining fixed maturities, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

For the year ending December 31, 2004 and December 31, 2003 the Company had no derivative instruments.

Gross gains of $876,000 and gross losses of $903,000 (including $134,000 from temporary impairment) were realized on sales of available-for-sale securities for the year ended December 31, 2004. The Company realized gains of $249,000 from trading securities in fiscal year 2004.

Gross gains of $1,449,000 and gross losses of $1,119,000 were realized on sales of available-for-sale securities for the year ended December 31, 2003.

Gross gains of $12,000 and no gross losses were realized on sales of available-for-sale securities for the quarter ended December 31, 2002.

There were no gross gains or gross losses for the year ended September 30, 2002.

Major categories of net investment income for fiscal years 2004, 2003 and 2002 and the quarter ended December 31, 2002 are summarized as follows:
	Year Ended		Three Months Ended	Year Ended
	December 31,		December 31,	September 30,
	2004	2003	2002	2002
		(In thousands)

Fixed maturities	$1,974	$1,512	$77	$-
Equity securities	147	80	-	-
Short-term investments	44	63	210	1,476
Other	89	54	5	254
Equity income from
partnerships	37	258	-	-

	$2,291	$1,967	$292	$1,730

The Company had no investment expenses for fiscal years 2004, 2003, 2002 and the quarter ended December 31, 2002.

Net realized gains on investments for fiscal years 2004, 2003 and the quarter ended December 31, 2002 are as follows:
	Year Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2002
	(In thousands)

Fixed maturities	$10	$200	$12
Equity securities	212	130	-

Net realized gain	$222	$330	$12

There were no realized gains for the year ended September 30, 2002.

7. Equity Investments

At December 31, 2004, the Company had an equity investment in Majestic with a carrying value of $1,125,000 (see Note 5). For fiscal year 2004, the Company recorded $34,000 for its share of income from its investment in Majestic. In prior periods, the Company had various equity method investments. At December 31, 2003, the Company had written off or sold all investments held under the equity method of accounting. The Company wrote off $1,000,000 and $733,000 in the transition period ending December 31, 2002 and the twelve months ending September 30, 2002, respectively. Such losses are shown as loss on equity investments in the Consolidated Statements of Operations.

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

8. Fixed Assets

Fixed assets, which is included in other assets, consist of the following:

	Year Ended December 31,
	2004	2003
	(in thousands)

Furniture and fixtures	$935	$832
Leasehold improvements	287	126
Equipment	473	573
Total	1,695	1,531
Less allowance for depreciation	(1,104)	(912)
Fixed assets, net	$591	$619

9. Discontinued Operations

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

Discontinued Operations of Intelligent Communications, Inc. ("Intellicom")

On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc. Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Principally due to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company has reserves for discontinued operations of Intellicom of $879,000 for this liability at December 31, 2004.

Discontinued Operations of Aerzone Corporation ("Aerzone")

On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.) to provide high-speed Internet access to global business travelers. As part of the Aerzone business, the Company acquired Laptop Lane, on April 21, 2000. On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets. The Company has a remaining reserve for discontinued operations of Aerzone of $27,000 at December 31, 2004.

Discontinued Operations of ISP Channel, Inc. ("ISP Channel")

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and the Company was no longer able to bear the costs of maintaining the ISP Channel. The Company does not have a reserve for ISP Channel at December 31, 2004.

Discontinued Operations of Micrographic Technology Corporation ("MTC")

As a result of arbitration decision related to the sale of MTC to Global Information Distribution GmbH ("GID"), which was sold on December 31, 1999 the Company has a remaining reserve of $30,000 relating to the loss on disposition of MTC at December 31, 2004.

Discontinued Operations of Kansas Communications, Inc ("KCI")

As a result of the February 12, 1999 sale of the assets of the telecommunications segment, KCI, to Convergent Communications Services, Inc., the Company discontinued this segment. The Company has no remaining reserve for KCI at December 31, 2004.

Gain (loss) from discontinued operations is as follows (in thousands):
	Year Ended		Quarter Ended	Year Ended
	December 31,		December 31,	September 30,
	2004	2003	2002	2002

Intellicom	$48	$(489)	$(157)	$(4,949)
Aerzone	-	168	(338)	(750)
ISP Channel	153	155	-	900
MTC	19	529	(980)	(1,127)
KCI	20	(253)	-	-
Total	$240	$110	$(1,475)	$(5,926)

Gain from disposition of discontinued operations results from re-estimation of certain expected expenses.

Net liabilities associated with discontinued operations at December 31, 2004 and 2003 are as follows (in thousands):
	2004	2003

Current liabilities:
Estimated closure costs	$879	$1,119
Other accrued expenses	57	249

Net liabilities associated with discontinued operations	$936	$1,368

Intellicom	$879	$1,119
Aerzone	27	27
ISP Channel	-	153
MTC	30	49
KCI	-	20

Net liabilities associated with discontinued operations	$936	$1,368

The results of discontinued operations are as follows: (in thousands):
	Year Ended		Quarter Ended	Year Ended
	December 31,		December 31,	September 30,
	2004	2003	2002	2002

Revenues	$-	$-	$-	$1,463

Income (loss) before income taxes	240	110	(1,475)	(5,926)
Provision for income taxes	-	-	-	-

Net income (loss)	$240	$110	$(1,475)	$(5,926)

10. Restructuring Reserve

On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff. At December 31, 2004, the Company had a remaining reserve of $300,000 relating to the restructuring. This reserve primarily relates to the leasehold obligations of the former corporate headquarters in San Francisco, California; the Company maintains an $800,000 security deposit with respect to this liability which is included in restricted cash and will become unrestricted as of August 1, 2005.

The balance of restructuring reserve as of December 31, 2004 and December 31, 2003, and activity during that period is as follows (in thousands):

	2004	2003
Balance, beginning of year	$866	$1,717
Plus: Additional estimated costs	-	152
Less: Payments	(566)	(1,003)
Balance, end of year:	$300	$866

11. Commitments and Contingencies

Fixed maturities with a carrying value of $4,133,000 are on deposit with various state insurance departments at December 31, 2004.

The Company has operating leases for office space and certain other office equipment. These operating leases provide for minimum rents and generally include options to renew for additional periods. The Company has subleased its principal executive offices.

Future minimum lease payments under non-cancelable operating leases and sublease income as of December 31, 2004, are as follows (in thousands):

Year Ending	Net Operating
December 31,	Leases
2005	$779
2006	444
2007	440
2008	353
2009	255
2010 and thereafter	111
Total	$2,382

The Company's net rent expense from continuing operations for fiscal years 2004, 2003, 2002 and for the quarter ended December 31, 2002 were $923,000, $882,000, $430,000 and $135,000 respectively.

Legal Proceedings

The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

12. Common Stock

On July 30, 2002, the Company's Board of Directors approved a shareholder rights plan (the "Plan"). Pursuant to the Plan's approval, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding common stock share. The dividend distribution of the Rights would have been be payable to common stock stockholders of record on August 14, 2002. The Rights distribution is not taxable to stockholders. Subject to limited exceptions, the Rights would have been exercisable if a person or group acquires or announces a tender offer for 4.99% or more of the Company's common stock. Under certain circumstances, each Right would have been entitled shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $9.00. The Company's Board of Directors would have been entitled to redeem the rights at $0.01 per right at any time before a person acquired 4.99% or more of the outstanding common stock. The Plan expired pursuant to its terms upon the Company's filing of its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on November 14, 2002. This Amended and Restated Certificate of Incorporation provided for limitations on the acquisition of the Company's common stock in excess of certain percentage amounts (see note 16).

13. Stock Options and Warrants

1998 Stock Incentive Plan ("1998 Plan")

Effective October 1, 1998, the Company implemented the 1998 Plan, which the Company's stockholders approved on April 13, 1999. The 1998 Plan provides for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals. Under the terms of the 1998 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting 25% on the first year anniversary date of the grant and ratably over the next 36 months. In addition, the number of common stock shares reserved for issuance under the 1998 Plan will automatically increase on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to four percent of the total number of common stock shares outstanding on the last trading day of the preceding calendar year, but in no event will any such annual increase exceed 666,666 shares, subject to adjustment for subsequent stock splits, stock dividends and similar transactions. At December 31, 2004, a total of 2,831,251 stock shares are reserved for issuance under the 1998 Plan. At December 31, 2004, stock options for 447,552 common stock shares were outstanding, stock options for 325,872 common stock shares were vested, and 2,383,699 common stock shares remained available for future stock options grants and other awards.

Non-Plan Consultant and Employee Stock Options

Through September 30, 2001, the Company granted stock options to seven separate consultants to purchase an aggregate of 180,500 common stock shares. The stock options were granted as partial consideration for services rendered, and had exercise prices ranging from $7.375 to $23.8125. Of the 180,500 options issued, 116,194 were exercised, and at December 31, 2003, the remaining 64,306 consultant stock options had expired unexercised. These stock options for common stock shares were granted in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act.

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

Options and Warrants Outstanding

The following table summarizes the outstanding options and warrants to purchase common stock shares for fiscal years 2004, 2003 and 2002:

					Outstanding Options
	Outstanding Options		Outstanding Warrants		and Warrants

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance, September 30, 2001	493,705	$36.87	101,004	$51.38	594,709	$39.34
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Canceled	(187,296)	50.42	-	-	(187,296)	50.42

Balance, September 30, 2002	306,409	28.59	101,004	51.38	407,413	34.24
Granted	131,667	7.86	-	-	131,667	7.86
Exercised	-	-	-	-	-	-
Canceled	(7,268)	24.95	-	-	(7,268)	24.95

Balance, December 31, 2002	430,808	22.32	101,004	51.38	531,812	27.84

Granted	58,351	8.83	-	-	58,351	8.83
Exercised	(27,779)	4.69	-	-	(27,779)	4.69
Canceled	(6,447)	25.69	(101,004)	51.38	(107,451)	49.84

Balance, December 31, 2003	454,933	21.62	-	-	454,933	21.62

Granted	145,671	14.43	-	-	145,671	14.43
Exercised	(16,694)	18.53	-	-	(16,694)	18.53
Canceled	(136,358)	34.38	-	-	(136,358)	34.38

Balance, December 31, 2004	447,552	$15.50	-	$-	447,552	$15.50

The following table summarizes information regarding stock options outstanding at December 31, 2004:
		Outstanding Options		Vested Options
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Price	Shares	(Years)	Price	Shares	Price

$3.94 to $10.00	257,064	6.73	$6.69	231,091	$6.56
10.01 to 20.00	127,061	7.91	14. 96	31,354	17.98
20.01 to 40.00	25,834	2.51	29.60	25,834	29.60
40.01 to 70.00	34,259	4.49	65.42	34,259	65.42
70.01 to 94.00	3,334	4.87	93.38	3,334	93.38
$3.94 to $94.00	447,552	6.63	$15.50	325,872	$16.56

Stock-Based Compensation and Change in Accounting Principle

On November 14, 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002. At December 31, 2004 all such shares accounted for under APB 25 were fully vested or expired. The Company recorded an expense of approximately $456,000, $123,000 and $570,000 for the years ended December 31, 2004 and 2003 and the three months ended December 31, 2002, respectively, related to options issued under the fair value based method. For the year ended December 31, 2003 and the three months ended December 31, 2002, the remaining $18,000 and $62,000, respectively, of non-cash compensation expense relates to options issued under the intrinsic value method pursuant to APB 25.

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, the Company's net income (loss) and income (loss) per share would have been the pro forma amounts as follows (in thousands except per share data):
	Year Ended		Quarter Ended	Year Ended
	December 31,		December 31,	September 30,
	2004	2003	2002	2002
		(In thousands)

Net income (loss) as reported:	$5,904	$12,671	$(7,052)	$(14,756)
Add stock-based compensation expense
included in reported income	456	141	632	1,502
Deduct stock-based compensation expense
determined under the fair value
based method for all awards	(373)	(263)	(666)	(61)
Pro forma net income (loss)	$5,987	$12,549	$(7,086)	$(13,315)

Basic income (loss) per common share:
As reported	$.70	$1.51	$(.84)	$(1.76)
Pro forma	$.71	$1.49	$(.84)	$(1.59)

Diluted income (loss) per common share:
As reported	$.69	$1.50	$(.84)	$(1.76)
Pro forma	$.70	$1.48	$(.84)	$(1.59)

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years 2004, 2003 and September 30, 2002 and for the three - months ended December 31, 2002:

	Year Ended		Quarter Ended	Year Ended
	December 31,		December 31,	September 30,
	2004	2003	2002	2002

Volatility	43.34%	34.40%	44.83%	110.59%
Risk-free interest rate	3.82%	4.05%	4.05%	5.25%
Dividend yield	-	-	-	-
Expected lives in years	5.00	10.00	10.00	2.24
Weighted average
fair value	$7.55	$4.67	$4.83	$5.82

  Deferred Compensation

From October 1, 1998 to April 12, 1999, the Company, pursuant to the 1998 Plan, granted 539,516 incentive and non-qualified common stock options with a weighted average exercise price of $38.22 per share to certain employees. As a result of the adoption of the 1998 Plan, and in accordance with APB 25, the Company recorded a non-cash deferred stock compensation charge of $77,361,000 related to the issuance of these stock options. Deferred stock compensation was amortized on a straight-line basis over the remaining vesting period of such stock options to compensation related to stock options. For the year ended December 31, 2003, the three months ended December 31, 2002, and the year ended September 30, 2002 the Company recognized compensation expense related to these stock options of $17,000 $62,000 and $1,501,000, respectively, which includes $35,000 allocated to the discontinued operations of Intellicom.

15. Related Party Transactions

For the year ended September 30, 2002, the Company paid to Bear, Stearns & Co., Inc. $1,337,000, for investment banking services. A former Director of the Company is a senior managing director of Bear, Stearns & Co., Inc.

For the years ended December 31, 2004, 2003, and the three months ended December 31, 2002 the Company paid $327,000, $175,000 and $19,000, respectively, under a service agreement under which IHC provides management and investment services, dated November 15, 2002 and amended April 21, 2004. No amounts were paid for fiscal 2002.

For the years ended December 31, 2004 and 2003, and the three months ended December 31, 2002 Independence American paid $223,000 and $26,000, respectively, under a service agreement with Standard Life, dated June 1, 1998, pursuant to which Standard Life provided the following types of services: legal, tax, financial statement preparation, accounting, and actuarial. No amounts were paid for fiscal 2002.

For the years ended December 31, 2004, 2003, and the three months ended December 31, 2002, Independence American assumed premiums of $49,082,000, $28,146,000, and $1,636,000, respectively, under a reinsurance agreement with IHC.

16. Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return on a September 30 fiscal tax year. The provision (benefit) for income taxes for the periods ended December 31, 2004, 2003 and 2002 and September 30, 2002 are as follows:

	Year Ended		Quarter Ended	Year Ended
	December 31,		December 31,	September 30,
	2004	2003	2002	2002
		(In thousands)
CURRENT:

U.S. Federal	$137	$49	$-	$-
State and local	367	398	1	-
	504	447	1	-

DEFERRED:
U.S. Federal	3,018	(3,546)	-	-
State and local	47	106	-	-
	3,065	(3,440)	-	-

	$3,569	$(2,993)	$1	$-

Taxes computed at the Federal statutory rate of 35% for the years ended December 31, 2004 and 2003 are reconciled to the Company's actual income tax expense (benefit) as follows:
	2004	2003
	(In thousands)

Tax computed at the statutory rate	$3,315	$3,349
Dividends received deduction and tax exempt interest	(19)	(14)
State and local income taxes, net of Federal effect	270	328
Valuation allowance	-	(6,668)
Other, net	3	12
Income tax (benefit)	$3,569	$(2,993)

            The Federal income tax provision (benefit) for the periods ending December 31, 2004 and 2003 include income tax provisions of $3,155,000 and $969,000, respectively, for the utilization of the Company's Federal net operating loss carryforwards (NOLs).

The difference between the Company's actual tax expense (benefit) recorded and the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax loss for the three months ended December 31, 2002 and the fiscal year ended September 30, 2002 are due primarily to the valuation allowance on the Company's net operating losses.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands)
DEFERRED TAX ASSETS:
Inventory and other operating reserves	$-	$4
Restructuring accruals	180	378
Net liabilities associated with discontinued
operations	527	678
Investments	644	644
Unpaid accruals	162	84
Property and equipment	141	141
Other	95	73
Allowance for doubtful accounts	-	350
Compensation accruals	984	815
Goodwill	481	315
Insurance reserves	146	135
Unrealized securities losses	128	23
Net operating loss carryforwards	99,802	102,472

Total gross deferred tax assets	103,290	106,112

Less valuation allowance	(88,867)	(89,664)

Net deferred tax assets	14,423	16,448

DEFERRED TAX LIABILITIES:
Other	(932)	(458)
Total gross deferred tax liabilities	(932)	(458)
Net deferred tax asset	$13,491	$15,990

During the period ended December 31, 2004, the Company reduced its valuation allowance by $797,000. This reduction included $522,000 for the Majestic purchase transaction, which was allocated to goodwill and $275,000 for the net change in other deferred tax assets and liabilities. During the period ended December 31, 2003, the Company reduced its valuation allowance by $12,548,000. This reduction included $5,760,000 for the Marlton purchase transaction which was allocated to goodwill and $6,788,000 for the projected utilization of Federal net operating losses which was allocated to operations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2004.

At December 31, 2004, the Company had Federal net operating loss carryforwards of approximately $280,340,000 which expire as follows (in thousands).

Tax Year:
2018	$1,494
2019	23,719
2020	70,827
2021	142,527
2022	41,252
2023	521
$280,340

            At December 31, 2004, the Company also had net operating loss carryforwards of approximately $25,814,000 for state income tax purposes, primarily in the State of California. Management believes that it is more likely than not that the state tax benefit of these net operating loss carryforwards will not be realized.

  AMIC's ability to utilize it's Federal Net Operating Loss Carrryforwards ("NOLs") would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. AMIC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year '"testing period" by "5% stockholders". In order to reduce the risk of an ownership change, in November 2002, AMIC's stockholders approved an amendment to its Certificate of Incorporation restricting transfers of shares of its common stock that could result in the imposition of limitations on the use, for federal, state and city income tax purposes, of AMIC's carryforwards of net operating losses and certain federal income tax credits. The Certificate of Incorporation generally restricts any person from attempting to sell, transfer or dispose, or purchase or acquire any AMIC stock, if such transfer would affect the percentage of AMIC stock owned by a 5% stockholder. Any person attempting such a transfer will be required, prior to the date of any proposed transfer, to request in writing that the board of directors review the proposed transfer and authorize or not authorize such proposed transfer. Any transfer attempted to be made in violation of the stock transfer restrictions will be null and void. In the event of an attempted or purported transfer involving a sale involving a sale or disposition of capital stock in violation of stock transfer restrictions, the transferor shall remain the owner of such shares. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by AMIC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Code.

  Insurance Reserves

The liability for insurance reserves as of the acquisition date of IAHC on November 14, 2002 was $3,025,000, net of reinsurance recoverables of $3,484,000.

	Year Ended		Quarter Ended
	December 31,		December 31,
	2004	2003	2002
	(In thousands)

Balance at a beginning of period	$18,635	$7,054	$6,509
Less: reinsurance recoverables	(4,262)	(3,484)	(3,484)
Net balance at beginning of period	14,373	3,570	3,025
Amount incurred:
Current year	37,443	23,490	989
Prior years	1,730	(178)	-
Total	39,173	23,312	989
Amount paid, related to:
Current year	21,521	10,030	444
Prior years	14,129	2,479	-
Total	35,650	12,509	444
Net balance at end of period	17,896	14,373	3,570

Plus: reinsurance recoverables	4,344	4,262	3,484
Balance at end of period	$22,240	$18,635	$7,054

18. Reinsurance

Independence American reinsures a portion of its provider excess loss business in order to limit the assumption of disproportionate risks. Amounts not retained are ceded to other companies on an automatic basis. Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. At December 31, 2004, Independence American ceded to three highly rated reinsurers.

The effect of reinsurance on insurance benefits and premiums earned is as follows:

		ASSUMED	CEDED
	DIRECT	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
		(In thousands)
Insurance Benefits:
Fiscal Year December 31, 2004	$1,682	$38,602	$1,111	$39,173	99%
Fiscal Year December 31, 2003	1,440	22,592	720	23,312	97%
Three Months Ended
December 31, 2002	-	989	-	989	100%

Premiums Earned:
Fiscal Year December 31, 2004	$2,506	$59,365	$1,668	$60,203	99%
Fiscal Year December 31, 2003	2,231	36,702	1,116	37,817	97%
Three Months Ended
December 31, 2002	-	1,636	-	1,636	100%

19. Dividend Restrictions on Insurance Subsidiary

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner. If such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 and (ii) net income, not including realized capital gains, for the twelve-month period ending the 31st day of December next preceding, such dividends may be paid so long as they have not been disapproved by the Delaware Insurance Commissioner within fiscal years 30 days of its receipt of notice thereof. Independence American did not pay any dividends in 2004, 2003, 2002, and for the quarter ended December 31, 2002.

20. Segment Information

As a result of the Company's Board of Directors decision to discontinue the last of its former business segments in April 2002, segment information for all periods prior to the acquisition of IAHC has been restated. Management has reclassified its segment information to show Independence American separately from its MGU operations, which is how management currently views its operations. Segment information is as follows:
	Year Ended		Quarter Ended	Year Ended
	December 31,		December 31,	September 30,
	2004	2003	2002	2002
		(In thousands)
Revenues:
Independence American	$62,301	$39,385	$1,712	$-
MGU Subsidiaries	17,750	15,487	718	-
Corporate	105	351	246	1,730
Net realized gains	222	330	12	-
	$80,378	$55,553	$2,688	$1,730

Income (loss) from continuing operations
before income tax:
Independence American	$4,329	$5,049	$240	$-
MGU Subsidiaries	6,775	6,830	185	-
Corporate	(2,093)	(2,641)	(6,013)	(8,830)
Net realized gains	222	330	12	-
	$9,233	$9,568	$(5,576)	$(8,830)

Identifiable Assets at Year End

Independence American	$56,634	$47,778
MGU Subsidiaries	62,128	60,087
Corporate	5,633	5,003
	$124,395	$112,868

21. Comprehensive Income

The components of total comprehensive income include net income and certain amounts reported directly in equity, such as the after-tax unrealized gains and losses on investment securities available-for-sale. The components of comprehensive income for fiscal years 2004 and 2003, the quarter ended December 31, 2002, and fiscal year 2002 are as follows (in thousands):

	Before	Tax	Net of
	Tax	Effect	Tax
	(In thousands)

Fiscal Year 2004

Reclassification of realized gains included in net
income	$222	$(78)	$144
Unrealized losses, arising during the year	(441)	78	(363)
Change in unrealized losses on securities	$(219)	$-	$(219)

Fiscal Year 2003

Reclassification of realized gains included in net
income	$330	$(116)	$214
Unrealized losses, arising during the year	(412)	116	(296)
Change in unrealized losses on securities	$(82)	$-	$(82)

Quarter Ended December 31, 2002

Reclassification of realized gains included in net
income	$12	$(4)	$8
Unrealized losses, arising during the year	10	4	14
Change in unrealized losses on securities	$22	$-	$22

Fiscal Year 2002

Reclassification of realized gains included in net
income	$-	$-	$-
Unrealized losses, arising during the year	458	-	458
Change in unrealized losses on securities	$458	$-	$458

22. Quarterly Data

The quarterly results of operations are summarized below (in thousands, except per share data):

	FISCAL YEAR ENDED DECEMBER 31, 2004
	(Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Total revenues	$17,417	$20,015	$21,579	$21,367

Net income	$1,592	$1,341	$1,662	$1,309

Net income per common share -basic	$.19	$.16	$.20	$.16

Net income per common share - diluted	$.19	$.16	$.19	$.15

	FISCAL YEAR ENDED DECEMBER 31, 2003
	(Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Total revenues	$10,606	$12,636	$15,665	$16,646

Net income	$2,016	$2,104	$2,274	$6,277

Net income per common share basic	$.24	$.25	$.27	$.75

Net income per common share -diluted	$.24	$.25	$.27	$.74

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

AMIC's Chief Executive Officer and Chief Financial Officer supervised and participated in AMIC's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in AMIC's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, AMIC's Chief Executive Officer and Chief Financial Officer concluded that AMIC's disclosure controls and procedures are effective.

There has been no change in AMIC's internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm can be found in Item 8 of this form 10-K.

PART III

Item 10. Directors and Executive Officers of Registrant

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Board of Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services:

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption "Principal Accountant Fees and Services."

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Exhibits
* (1) Financial Statement Schedules.	Page
Schedule I -Summary of investments - other than investments in affiliates	71
Schedule II - Condensed financial information of Parent Company	72-74
Schedule III -Supplementary insurance information	75
Schedule V - Valuation and Qualifying Accounts	76

* All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(2) Exhibits. See Index to Exhibits included in this Annual Report on Form 10-K	70
Page

(b) Reports on Form 8-K filed in the quarter Ended December 31, 2004

A current report on Form 8-K was filed with the Commission on November 9, 2004 to announce the earnings of the Company through September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

AMERICAN INDEPENDENCE CORP.
Signature

/s/ Roy T.K. Thung	President, and Chief Executive Officer
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ Teresa A. Herbert	Chief Financial Officer
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 15, 2005.
Signature

/s/ Edward A. Bennett	Acting Non Executive Chairman of
(Edward A. Bennett)	the Board of Directors

/s/ Edward Netter	Director
(Edward Netter)

/s/ Ronald I. Simon	Director
(Ronald I. Simon)

/s/ Roy T. K. Thung	Director
(Roy. T.K. Thung)

/s/ Myron M. Picoult	Director
(Myron M. Picoult)

/s/ Martin E. Winter	Director
(Martin E. Winter)

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 15(A) (3)
Exhibit No.	Description of Document

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

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

AS OF DEMBER 31, 2004

(In thousands)
COLUMN A	COLUMN B	COLUMN C	COLU MN D
			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
BONDS:
United States Government
agencies, and authorities	$14,601	$14,620	$14,620
All other corporate securities	19,697	19,386	19,386

TOTAL FIXED MATURITIES	34,298	34,006	34,006

NON-REDEEMABLE
PREFERRED STOCKS	1,035	1,042	1,042

Short-term investments	8,296	8,296	8,296
Other investments	1,125	1,125	1,125

TOTAL INVESTMENTS	$44,754	44,469	$44,469

SCHEDULE II

AMERICAN INDEPENDENCE CORP.

BALANCE SHEETS

(PARENT COMPANY ONLY)

(In thousands)

As of December 31,

	2004	2003

ASSETS:
Cash and cash equivalents	$1,437	$925
Short-term investments	3,428	3,091
Restricted cash	800	800
Investments in continuing consolidated subsidiaries	58,733	51,950
Other receivables	67	187
Other assets	319	-
Deferred tax asset	13,459	15,956

TOTAL ASSETS	$78,243	$72,909

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$532	$488
Income taxes payable	8	59
Restructuring accrual	300	866
Net liabilities associated with discontinued operations	936	1,368

TOTAL LIABIITIES	1,776	2,781

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock, 9,180,695 and 9,180,695 shares
issued and 8,438,889 and 8,422,195 shares
outstanding, respectively	92	92
Paid-in capital	479,017	478,563
Accumulated other comprehensive loss:
Unrealized loss on investments, net	(285)	(66)
Treasury stock, at cost, 741,806 and 758,500 shares, respectively	(8,877)	(9,077)
Accumulated deficit	(393,480)	(399,384)

TOTAL STOCKHOLDERS' EQUITY	76,467	70,128

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,243	$72,909

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(In thousands)
	YEAR ENDED		QUARTER ENDED	YEAR ENDED
	DECEMBER 31,		DECEMBER 31,	SEPTEMBER 30,
	2004	2003	2002	2002

REVENUES:
Net investment income	$90	$348	$210	$1,730
Net realized gains	249	125	-	-
Other income (expense)	15	3	35	-
	354	476	245	1,730

EXPENSES:
General and administrative
expenses and other	1,741	818	4,866	8,647
Non-cash compensation
expense (benefit)	456	141	632	1,466
Restructuring expense	-	152	538	502
	2,197	1,111	6,036	10,615

Loss before income tax expense	(1,843)	(635)	(5,791)	(8,885)
Income tax expense (benefit)	3,168	(4,399)	-	-

Income (loss) before equity in
net income of subsidiaries	(5,011)	3,764	(5,791)	(8,885)
Equity in net income (loss) of
subsidiaries	10,675	8,797	214	55

Income (loss) from continuing
operations	5,664	12,561	(5,577)	(8,830)

Discontinued Operations:
Income (loss) of
discontinued operations	240	110	(1,475)	(5,926)

Net income (loss)	$5,904	$12,671	$(7,052)	$(14,756)

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED		QUARTER ENDED	YEAR ENDED
	DECEMBER 31,		DECEMBER 31,	SEPTEMBER 30,
	2004	2003	2002	2002

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$5,904	$12,671	$(7,052)	$(14,756)
Adjustments to reconcile net income
to net cash provided by (used by) operating
activities:
Deferred tax expense	3,065	(3,440)	-	-
Equity in net income (loss) of subsidiaries	(10,675)	(8,797)	(214)	(55)
Equity income	-	(258)	-	-
Net realized gains	(249)	(125)	(210)	-
Provision for restructuring	-	152	538	502
(Gain) loss from discontinued operations	(240)	(110)	1,475	5,926
Non-cash compensation expense	456	141	632	1,466
Bad debt expense	-	-	1,000	-
Net sales of trading securities	249	-	-	-
Change in deferred tax asset	(533)	(5,889)	(6,627)	-
Change in other assets and liabilities	(1,043)	(723)	4,533	(508)
Net cash provided from operating activities	(3,066)	(6,378)	(5,925)	(7,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in investments in and advances to
consolidated subsidiaries	3,892	(3,788)	(5,656)	-
Change in discontinued liabilities	(192)	(2,960)	(87)	(3,827)
Purchases of equity securities	-	-	(4)	-
Sale of equity securities	-	4	-	-
Net (purchases) sales of short-term investments	(320)	(3,153)	41,110	19,778
Acquisition of subsidiary	-	-	(33,495)	-
Additional (investments in) redemption of
other investments	-	10,000	(10,000)	-
Other	-	-	-	46
Net cash provided from investing activities	3,380	103	(8,132)	15,997

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long term debt	-	-	-	(1,444)
Exercise of common stock options	198	130	-	-
Net cash provided from financing activities	198	130	-	(1,444)
Increase (decrease) in cash and cash equivalents	512	(6,145)	(14,057)	7,128
Cash and cash equivalents, beginning of period	925	7,070	21,127	13,999
Cash and cash equivalents, end of period	$1,437	925	7,070	21,127

Cash paid during the period for:
Interest	-	-	-	$144
Income taxes	$544	$180	-	-

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

				NET
				INVESTMENT
				INCOME GAINS, (LOSSES)	INSURANCE BENEFITS	OTHER
	INSURANCE	UNEARNED	PREMIUMS	AND OTHER	AND	OPERATING	PREMIUMS
	RESERVES	PREMIUMS	EARNED	INCOME	CLAIMS	EXPENSES	WRITTEN

FISCAL YEAR ENDED DECEMBER 31, 2004:
Health	$22,240	$-	$60,203	$2,071	$39,173	$18,800	$60,203

FISCAL YEAR ENDED DECEMBER 31, 2003:
Health
	$18,635	$-	$37,817	$1,830	$23,312	$11,026	$37,817

THREE MONTHS ENDED DECEMBER 31, 2002:
Health	$7,054	$-	$1,636	$90	$989	$484	$1,636

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description			Charged to
	Balance at	Charged to	Other
Valuation Allowance on Deferred	Beginning	Costs and	Accounts	Deductions	Balance at
Tax Asset:	Of Period	Expenses	Describe	Describe	End of Period

Year ended December 31, 2004	$89,664	$(275)	$-	$522(e)	$88,867

Year ended December 31, 2003	$102,212	$(2,322)	$-	$10,226(d)	$89,664
Transitional Period - Quarter
ended December 31, 2002	$96,416	$12,412	$-	$6,616(c)	$102,212
Year ended September 30, 2002	$91,945	$4,471	$-	$-	$96,416

Net Liabilities Associated with
Discontinued Operations:
Year ended December 31, 2004	$1,368	$-	$(240) (b)	$192(a)	$936
Year ended December 31, 2003	$4,438	$-	$(110) (b)	$2,960(a)	$1,368
Transitional Period - Quarter
ended December 31, 2002	$3,850	$1,475	$-	$887(a)	$ 4,438
Year ended September 30, 2002	$2,757	$4,097	$-	$3,004(a)	$3,850

Restructuring Reserve:
Year ended December 31, 2004	$866	$-	$-	$566(a)	$300
Year ended December 31, 2003	$1,717	$152	$-	$1,003(a)	$866
Transitional Period - Quarter
Ended December 31, 2002	$1,446	$538	$-	$267(a)	$1,717
Year ended September 30, 2002	$1,240	$502	$-	$296(a)	$1,446

______________________________________________________

(a) Amounts written off and payments applied, net of receipts.

(b) Payments applied were less than original reserve estimate.

(c) Reduction due to acquisition of IAHC in November 2002.

(d) $5,760 of this reduction is due to acquisition of Marlton, effective January 2003. The remaining $4,466 reduction is based on management's periodic evaluation of the valuation allowance.

(e) Reduction due to acquisition of Majestic, effective July 2004.