Form 10-Q
period 2005-03-31
AMERICAN INDEPENDENCE CORP
filed 2005-05-10
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2005
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from: ____to______

Commission File Number: 001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)
Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 355-4141

Not Applicable

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2005
Common stock, $0.01 par value	8,447,223 shares

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)
	March 31,
	2005	December 31,
ASSETS:	(Unaudited)	2004
Investments:
Short-term investments, at amortized cost, which approximates fair value	$10,442	$8,296
Fixed maturities, at fair value	31,355	34,006
Equity securities, at fair value	953	1,042
Other investments	1,120	1,125

Total investments	43,870	44,469

Cash and cash equivalents	3,360	3,236
Restricted cash	16,878	16,602
Accrued investment income	337	438
Premiums receivable	2,577	2,307
Deferred tax	12,874	13,491
Reinsurance recoverable	12,508	13,496
Goodwill	24,154	24,154
Intangible assets	1,332	1,535
Accrued fee income	3,769	3,328
Other assets	1,854	1,339

Total assets	$123,513	$124,395

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves	$20,486	$22,240
Premium and claim funds payable	16,078	15,802
Amount due to brokers	299	206
Accounts payable, accruals and other liabilities	4,085	4,254
Income taxes payable	185	164
Restructuring accrual	184	300
Net liabilities associated with discontinued operations	865	936

Total liabilities	42,182	43,902

Minority interest	4,026	4,026

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no
shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,180,695 and 9,180,695 shares issued; 8,447,223 and 8,438,889
shares outstanding, respectively	92	92
Additional paid-in capital	479,042	479,017
Accumulated other comprehensive loss	(766)	(285)
Treasury stock, at cost, 733,472 shares and 741,806 shares, respectively	(8,777)	(8,877)
Accumulated deficit	(392,286)	(393,480)
Total Stockholders' Equity	77,305	76,467
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$123,513	$124,395

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2005	2004
REVENUES:
Premiums earned	$15,568	$12,696
MGU fee income	3,855	4,040
Net investment income	523	546
Net realized gains	43	130
Other income	73	5
	20,062	17,417

EXPENSES:
Insurance benefits, claims and reserves	10,065	7,676
Selling, general and administrative expenses	7,593	6,512
Amortization and depreciation	279	382
Non-cash stock compensation expense	41	91
Minority interest	161	164

	18,139	14,825

Income from continuing operations before income tax	1,923	2,592
Provision for income taxes	(729)	(1,010)

Income from continuing operations	1,194	1,582

Gain on discontinued operations, net of tax	-	10

Net income	$1,194	$1,592

Basic income per common share:
Income from continuing operations	$.14	$.19
Gain on discontinued operations	-	-
Net income applicable to common shares	$.14	$.19

Shares used to compute basic income per share	8,442	8,425

Diluted income per common share:
Income from continuing operations	$.14	$.19
Gain on discontinued operations	-	-
Net income applicable to common shares	$.14	$.19

Shares used to compute diluted income per share	8,530	8,543

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

		Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,194	$1,592
Adjustments to net income:
Net realized gains	(43)	(130)
Gain on discontinued operations	-	(10)
Amortization and depreciation	279	382
Non-cash stock compensation expense	41	91
Equity loss	5	-
Deferred tax expense	617	807

Change in other assets and liabilities:
Net sales of trading securities	54	-
Change in insurance reserves	(1,754)	798
Change in reinsurance recoverable	988	(350)
Change in accrued fee income	(441)	(660)
Change in premiums receivable	(270)	(243)
Change in income tax liability	(271)	1,096
Change in other assets and other liabilities	(508)	(2,456)

Net cash from operating activities of continuing operations	(109)	917
Net cash from operating activities of discontinued operations	(71)	(67)

	(180)	850

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	(2,100)	2,314
Change in due to and from brokers	93	4,010
Purchases of fixed maturities	(7,427)	(37,004)
Sales and maturities of fixed maturities	9,563	29,795
Purchases of equity securities	(373)	(324)
Sales of equity securities	464	373

Net cash from investing activities of continuing operations	220	(836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	84	186
Net cash provided by financing activities of continuing operations	84	186

Increase (decrease) in cash and cash equivalents	124	200

Cash and cash equivalents, beginning of period	3,236	2,360

Cash and cash equivalents, end of period	$3,360	$2,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$92	$20

The accompanying notes are integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies and Practices

(A) Business and Organization

Since the acquisition of Independence American Holding Corp. ("IAHC") on November 14, 2002, American Independence Corp. ("AMIC" or the "Company") has been a holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), Marlton Risk Group LLC ("Marlton"), and its 23% investment in Majestic Underwriters LLC ("Majestic"). IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries".

Independence Holding Company ("IHC"), an insurance holding company, held 40% of AMIC's outstanding common stock at March 31, 2005. In March and April 2005, IHC purchased an additional 172,130 shares, bringing its current ownership to 42%.

(B) Principles of Consolidation and Preparation of Financial Statements.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of AMIC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC's annual report on Form 10-K as filed with the Securities and Exchange Commission should be read in conjunction with the accompanying consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be anticipated for the entire year.

(C) Reclassifications

Certain amounts in prior years' consolidated financial statements and Notes thereto have been reclassified to conform to the 2005 presentation.

2. Income Per Common Share

Included in the diluted earnings per share calculation for 2005 and 2004 are 88,000 and 118,000 shares, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

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

MGU fee income consisted of the following:
	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
	(In thousands)

MGU fee income-regular	$3,157	$3,560

MGU fee income-profit commissions	698	480

	$3,855	$4,040

4. Investments

The following table summarizes, for all securities in an unrealized loss position at March 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FIXED MATURITIES:

Corporate securities	$8,840	$418	$1,408	$108	$10,248	$526
CMO and ABS (1)	2,957	88	1,906	65	4,863	153
U.S. Government and agencies obligations	2,372	75	-	-	2,372	75
GSE (2)	4,434	51	-	-	4,434	51
Agency MBS (3)	1,953	28	-	-	1,953	28
Total, fixed maturities	$20,556	$660	$3,314	$173	$23,870	$833
EQUITY SECURITIES:
Preferred Stock	$328	$9	$-	$-	$328	$9

Total	$20,884	$669	$3,314	$173	$24,198	$842

(1) Collateralized mortgage obligations ("CMOs") and asset-backed securities ("ABS").

(2) Government-sponsored enterprises ("GSEs") which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

(3) Mortgage-backed securities ("MBS").

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

Substantially all of the unrealized losses at March 31, 2005 and December 31, 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. The Company reviews its investments regularly and monitors its investments for impairments. A total of 41 securities were in a continuous unrealized loss position for less than 12 months and 11 securities for 12 months or longer as of March 31, 2005. A total of 46 securities were in a continuous unrealized loss position for less than 12 months and four securities 12 months or longer as of December 31, 2004. The unrealized losses were evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2005. For all fixed maturities, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

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

The Company's investment in Majestic is carried on the equity method with the Company's share of income or loss credited or charged, as appropriate, to the Consolidated Statement of Operations with a corresponding increase or decrease to the Company's investment account. The Company also reduces its investment account for its proportionate share of the amortization expense for the intangible assets recorded in the acquisition.

ICH-MidAtlantic

On April 16, 2004, the Company expanded its business through the acquisition of substantially all of the assets of a Medical Stop-Loss managing general underwriter, which had a block of approximately $13 million of annualized premium, for a purchase price of $600,000. The assets were acquired by IndependenceCare Underwriting Services-MidAtlantic LLC ("ICH-MidAtlantic"), which is based in Baltimore, Maryland and which retained the key marketing personnel of the former MGU. This acquisition resulted in goodwill in the amount of $486,000 and intangible assets in the amount of $114,000.

6. Goodwill and Other Intangibles

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

          The Company's intangible assets, consisting of broker/ third party relationships, are amortized over five years.

7. Related Party Transactions

Independence American paid $61,000 and $55,000 for the three months ended March 31, 2005 and 2004, respectively, from its service agreement with Standard Security Life. The Company paid $107,000 and $77,000 for the three months ended March 31, 2005 and 2004, respectively, from its service agreement with IHC. The Company assumed premiums from IHC of $13,059,000 and $10,898,000 for the three months ended March 31, 2005 and 2004, respectively.

8. Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. ("IAHC") on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the discontinued operations. The following operations have remaining liabililities: Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), and Micrographic Technology Corporation ("MTC"). The operating results of these discontinued operations have been segregated from continuing operations and are reported as a loss from discontinued operations on the consolidated statements of operations. Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities. The actual results could differ materially from these estimates. The estimated loss on disposition reserve for all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.

Gain (loss) from discontinued operations is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Intellicom	$-	$10
Net gain from discontinued operations	$-	$10

Net liabilities associated with discontinued operations at March 31, 2005 and December 31, 2004 are as follows (in thousands):

March 31,	December 31,
2005	2004

Current liabilities:
Estimated closure costs	$808	$879
Other accrued expenses	57	57

Total liabilities	$865	$936

Intellicom	$808	$879
Aerzone	27	27
MTC	30	30
Net liabilities associated with discontinued
operations	$865	$936

9. Stock-Based Compensation and Change in Accounting Principle

On November 14, 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002. At March 31, 2005, all such shares accounted for under APB 25 were fully vested or expired. The Company recorded an expense of approximately $41,000 and $91,000 for the three months ended March 31, 2005 and 2004, respectively, related to options issued under the fair value based method.

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, net income and net income per share for the three months ended March 31, 2005 and 2004 would have been as follows (in thousands):
	2005	2004

Net income as reported	$1,194	$1,592
Add stock-based compensation expense included in reported income	41	91
Deduct stock-based compensation expense determined under the fair
value based method for all awards	(41)	(8)
Pro forma net income	$1,194	$1,675

Basic income per common share:
As reported	$.14	$.19
Pro forma	$.14	$.20

Diluted income per common share:
As reported	$.14	$.19
Pro forma	$.14	$.20

10. Restructuring Reserve

On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing certain businesses. At March 31, 2005, the Company had a remaining reserve of $184,000 relating to the restructuring. This reserve primarily relates to the leasehold obligations of the former corporate headquarters in San Francisco, California; the Company maintains an $800,000 security deposit with respect to this liability which is included in restricted cash and will become unrestricted as of August 1, 2005.

(In thousands)
Balance, December 31, 2004:	$300
Plus: Additional estimated costs	-
Less: Payments	(116)
Balance, March 31, 2005:	$184

11. Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings and claims that arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the other pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows.

12. Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Consolidated Statements of Operations; and (ii) after-tax net unrealized gains and losses on securities available for sale which are reported directly in stockholders' equity. Comprehensive income for the three months ended March 31, 2005 and 2004 is as follows:
	2005	2004
	(In thousands)

Net income	$1,194	$1,592
Unrealized gains (losses)	(481)	378
Comprehensive income	$713	$1,970

13. Segment Information

Management presents its segment information to show its insurance Company, Independence American, operation separately from its MGU subsidiaries and Corporate, which is how management currently views its operations. Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Revenues:
Independence American	$16,107	$13,147
MGU Subsidiaries	3,890	4,127
Corporate	22	13
Net realized gains	43	130
	$20,062	$17,417

Income(loss) from continuing
operations before income tax
Independence American	$1,197	$1,490
MGU Subsidiaries	1,180	1,570
Corporate	(497)	(598)
Net realized gains	43	130

	$1,923	$2,592

14. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment" which revised SFAS No. 123, "Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. The Company already applies the fair value based method of accounting for all stock based compensation issued after October 1, 2002. At December 31, 2004 all such share accounted for under APB 25 were fully vested or expired.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual consolidated results of American Independence Corp.("AMIC") and Subsidiaries (collectively referred to as the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Operating Results" as set forth in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this quarterly report. Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates", "likelihood", "unlikelihood", "assessment", and "foreseeable" and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause the Company's actual results for the year ending December 31, 2005, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by the Company, or on its behalf. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission and our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

The Company is an insurance holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries (the "MGUs") that currently specialize in Medical Stop-Loss. Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 42% of AMIC's stock, and the senior management of which provides direction to the Company through a service agreement between the Company and IHC. The Board has given IHC approval, should it so determine, to purchase an additional 1% of the Company's outstanding common stock. IHC has also entered into long-term reinsurance treaties to cede Medical Stop-Loss and other business to Independence American.

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

As disclosed in the Company's Form 10-K, Madison National and Independence American entered into a reinsurance agreement to protect Independence American against certain losses from Medical Stop-Loss business occurring during the period from January 1, 2005 to December 31, 2005. Subsequent to the filing of the Company's Form 10-K, the parties mutually agreed to terminate the agreement as of its effective date of January 1, 2005. The parties made this determination after considering the development of our block of Medical Stop-Loss business to date .

The following are highlights of the Company for the three months ended March 31, 2005:

Independence American Insurance Company

  Premiums increased 22.6% to $15.6 million in the three months ended March 31, 2005 from $12.7 million in the three months ended March 31, 2004.

  Added one additional license, bringing the total to 34 states and the District of Columbia.

  Average percentage of Medical Stop-Loss business ceded from IHC to Independence American increased to 21.6% in the quarter ended March 31, 2005.

  Began reinsuring 20% of IHC's DBL business in the third quarter of 2004.

  Began reinsuring 5% of IHC's small group major medical business in the first quarter of 2005.

  Received short-term medical policy approvals as issuing carrier in 18 states.

MGU Division (IndependenceCare, Marlton, RAS)

  The MGUs generated revenues of $3.9 million in the three months ended March 31, 2005, as compared to $4.1 million in 2004.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 34 states and the District of Columbia and has a B+ (Very Good) rating from A.M. Best Company ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company. Independence American's statutory capital and surplus as of March 31, 2005 was $36,243,000.

Managing General Underwriters

IndependenceCare markets and underwrites employer Medical Stop-Loss, provider excess loss and HMO Reinsurance products for Standard Life, Madison Life, Independence American and another carrier. IndependenceCare currently has four operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C., IndependenceCare Underwriting Services - Southwest L.L.C. and IndependenceCare Underwriting Services - MidAtlantic LLC. IndependenceCare's 34 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims. RAS markets and underwrites employer Medical Stop-Loss and group life for Standard Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 13 marketing, underwriting and claims personnel. Marlton Risk Group LLC ("Marlton") is an 80% owned MGU for employer Medical Stop-Loss and group life for Standard Life, Madison Life and two other carriers. Marlton, which is based in Voorhees, New Jersey, has 31 marketing, underwriting, medical management and claims employees. Marlton's management owns the remaining 20%.

On July 13, 2004, the Company acquired a 23% interest in Majestic Underwriters LLC ("Majestic"), a Medical Stop-Loss MGU. IHC owns 52% of Majestic and Majestic's management owns the remaining 25%. The purchase price for AMIC's interest in Majestic was $1,610,000. Majestic, which is headquartered in Troy, Michigan, has 28 marketing, underwriting, medical management and claims employees.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through several discontinued operations. Discontinued operations include management's estimates of costs to wind down the business and costs to settle its outstanding liabilities.

Critical Accounting Policies

The preparation of consolidated financials statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies are significantly affected by judgments, assumptions and estimates used in preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements of the Company included in Item 8 of the annual report on Form 10-K for the fiscal year ended December 31, 2004. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's consolidated financial statements and management's discussion and analysis.

Insurance Reserves

The Company maintains insurance reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period. Liabilities for insurance reserves on short-term medical and disability coverages were computed using completion factors and expected loss ratios derived from actual historical premium and claim data. These methods are widely used in the health insurance industry to estimate the liabilities for insurance reserves. Inherent in these calculations are management and actuarial judgments and estimates which could significantly impact the ending reserve liabilities and, consequently, operating results. Actual results may differ, and these estimates are subject to interpretation and change. Management believes that the Company's method of estimating the liabilities for insurance reserves provides reasonably accurate levels of reserves at March 31, 2005 and December 31, 2004; however, changes in the Company's reserves estimates, if any, will be recorded through a charge or credit to its earnings.

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

Results of Operations for the Three Months Ended March 31, 2005, Compared to the Three Months Ended March 31, 2004

Premiums Earned. Premiums earned increased $2,872,000 to $15,568,000 for the three months ended March 31, 2005, compared to $12,696,000 for the three months ended March 31, 2004, an increase of 23%. This is due to a combination of a higher percentage of medical stop-loss business assumed from IHC in 2005. The Company currently reinsures three lines of business from IHC. Premiums relating to medical stop-loss were $14,139,000 and $12,696,000 for 2005 and 2004, respectively. Premiums relating to DBL were $1,036,000 and $0 for 2005 and 2004, respectively. Premiums relating to small group major medical were $393,000 and $0 for 2005 and 2004, respectively.

MGU Fee Income. MGU fee income decreased $185,000 to $3,855,000 for the three months ended March 31, 2005, compared to $4,040,000 for the three months ended March 31, 2004. MGU fee income-regular decreased $403,000 to $3,157,000 as the MGU's have decreased their block of business in an effort to improve margins. MGU fee income-profit commission increased $218,000 to $698,000 for the three months ended March 31, 2005, compared to $480,000 for the three months ended March 31, 2004.

Net Investment Income. Net investment income decreased $23,000 to $523,000 for the three months ended March 31, 2005, compared to $546,000 for the three months ended March 31, 2004, mainly due to lower yields partially offset by higher assets. The return on investments of the Company was 4.3% in the first three months of 2005 and 5.0% for the comparable period in 2004, primarily attributable to a higher concentration of more liquid investments in 2005.

Net Realized Gains. Net realized gains decreased $87,000 to $43,000 for the three months ended March 31, 2005, compared to $130,000 for the same period of 2004. The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in realized gains or losses from period to period. Offsetting net realized gains for the three months ended March 31, 2004, is a realized loss of $44,000 from unrealized losses on securities that the Company deemed to be other than temporary in nature. For the three months ended March 31, 2005, there was no realized loss from unrealized losses on securities that the Company deemed to be other than temporary in nature.

Insurance Benefits, Claims and Reserves. Insurance benefits claims and reserves increased $2,389,000 to $10,065,000 for the three months ended March 31, 2005, compared to $7,676,000 for the three months ended March 31, 2004, an increase of 31%. The increase is largely due to an increase in premiums earned and an increase in loss ratios on the Company's medical stop-loss business in the first quarter of 2005 as compared to the first quarter of 2004. There has been no new significant development in claims during the first quarter of 2005 as compared to the fourth quarter of 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased $1,081,000 to $7,593,000 for the three months ended March 31, 2005, compared to $6,512,000 for the three months ended March 31, 2004. The increase is primarily due to $.9 million higher commission expense incurred by Independence American in 2005, resulting from increased premium volume.

Amortization and Depreciation. Amortization and depreciation expense decreased $103,000 to $279,000 for the three months ended March 31, 2005, compared to $382,000 for the three months ended March 31, 2004. The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and IndependenceCare-MidAtlantic. Amortization expense for these intangible assets will decline over the useful lives of the assets.

Non-Cash Compensation Expense Related to Stock Options. Non-cash compensation expense related to stock options decreased $50,000 to $41,000 for the three months ended March 31, 2005, compared to $91,000 for the three months ended March 31, 2004. This expense primarily relates to the fair value of options issued and accounted for under SFAS No. 123.

Income Taxes. The provision for income taxes decreased $281,000 to $729,000, an effective rate of 37.9%, for the three months ended March 31, 2005, compared to $1,010,000, an effective rate of 39.0%, for the three months ended March 31, 2004. Net income for the first quarter of 2005 and 2004 includes a non-cash provision for federal income taxes of $616,000 and $807,000, respectively. For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain on Discontinued Operations. Gain on discontinued operations was $0 for the three months ended March 31, 2005, compared to a gain of $10,000 for the three months ended March 31, 2004.

Net Income. The Company had net income of $1,194,000, or $.14 per share, diluted, for the three months ended March 31, 2005, compared to $1,592,000 or $.19 per share, diluted, for the three months ended March 31, 2004.

Liquidity and Capital Resources (in thousands)

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments. Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Independence American maintains a revolving Letter of Credit ("LOC") with a financial institution to support reinsurance obligations of Independence American in the ordinary course of business. The LOC has an outstanding face up to $5,000,000 although Independence American has not drawn upon funds to date. The LOC renews October 15 of each year, unless cancelled by Independence American.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity. There are no regulatory constraints on the MGUs' ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by Independence American.

As of March 31, 2005 the Company had $46,931,000 of cash, cash equivalents, and investments net of amounts due to brokers compared with $47,499,000 as of December 31, 2004

Net cash used by operating activities of continuing operations for the three months ended March 31, 2005 was $109,000. Net cash flows benefitted from premium volume and fees from MGUs, offset by higher claims and losses.

Net cash provided by investing activities of continuing operations for the three months ended March 31, 2005 was $220,000. This results from purchases of fixed maturities, equity securities, and short-term investments, net of sales of all such securities.

Net cash provided by financing activities from continuing operations was $84,000 resulting from the exercise of common stock options for the three months ended March 31, 2005.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued reductions in cash usages from its discontinued operations for the year ending December 31, 2005.

The expected schedule of contractual obligations at March 31, 2005 is not materially different than the schedule at December 31, 2004, which was included in Item 7 of the Company's Annual Report on Form 10-K.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company's gross unrealized losses on fixed maturities totaled $833,000 at March 31, 2005. Substantially all of these securities were investment grade. The remaining unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2005. The Company holds all fixed maturities as available-for-sale and accordingly marks all of its fixed maturities to market through accumulated other comprehensive income (loss).

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

In the Company's analysis, a 100 to 200 basis point change in interest rates on the Company's liabilities would not be expected to have a material adverse effect on the Company and is not materially different than the expected change at December 31, 2004 included in Item 7 of the Company's Annual Report on Form 10-K. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

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

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Not Applicable

                           Item 3. Defaults Upon Senior Securities

                           Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.

(Registrant)
/s/RoyT.K.Thung__________________________ Roy T.K. Thung Chief Executive Officer	Date:	May 10, 2005

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	May 10, 2005