Form 10-Q
period 2005-06-30
AMERICAN INDEPENDENCE CORP
filed 2005-08-09
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2005
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from: ____to______

Commission File Number: 001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)
Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2005
Common stock, $0.01 par value	8,451,223 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)
	June 30,
	2005	December 31,
ASSETS:	(Unaudited)	2004
Investments:
Short-term investments, at amortized cost, which approximates fair value	$5,574	$8,296
Fixed maturities, at fair value	36,028	34,006
Equity securities, at fair value	932	1,042
Other investments	1,157	1,125

Total investments	43,691	44,469

Cash and cash equivalents	6,858	3,236
Restricted cash	18,123	16,602
Accrued investment income	446	438
Premiums receivable	2,148	2,307
Deferred tax	12,236	13,491
Reinsurance recoverable	12,122	13,496
Goodwill	24,154	24,154
Intangible assets	1,131	1,535
Accrued fee income	2,894	3,328
Other assets	1,487	1,339

Total assets	$125,290	$124,395

LIABIITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves	$18,509	$22,240
Premium and claim funds payable	17,323	15,802
Amount due to brokers	-	206
Accounts payable, accruals and other liabilities	5,161	4,254
Income taxes payable	208	164
Restructuring accrual	59	300
Net liabilities associated with discontinued operations	814	936

Total liabilities	42,074	43,902

Minority interest	4,026	4,026

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no
shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,180,695 shares issued; 8,447,223 and 8,438,889
shares outstanding, respectively	92	92
Additional paid-in capital	479,103	479,017
Accumulated other comprehensive loss	(162)	(285)
Treasury stock, at cost, 733,472 shares and 741,806 shares, respectively	(8,778)	(8,877)
Accumulated deficit	(391,065)	(393,480)
Total Stockholders' Equity	79,190	76,467
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$125,290	$124,395

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Premiums earned - IHC	$14,504	$11,994	$26,981	$22,155
Premiums earned	2,278	2,482	5,369	5,017
MGU fee income	3,489	4,849	7,344	8,889
Net investment income	607	559	1,130	1,105
Net realized gains	171	126	214	256
Other income	19	5	92	10

	21,068	20,015	41,130	37,432
EXPENSES:
Insurance benefits, claims and reserves	10,111	9,667	20,176	17,343
Selling, general and administrative expenses	8,376	7,204	15,802	13,583
Selling, general and administrative expenses - IHC	139	136	306	269
Amortization and depreciation	271	421	550	803
Non-cash compensation expense	61	176	102	267
Minority interest	147	169	308	333

	19,105	17,773	37,244	32,598

Income from continuing operations before income tax	1,963	2,242	3,886	4,834
Provision for income taxes	742	901	1,471	1,911

Income from continuing operations	1,221	1,341	2,415	2,923

Gain on discontinued operations	-	-	-	10

Net income	$1,221	$1,341	$2,415	$2,933

Basic income per common share:
Income from continuing operations	$.14	$.16	$.29	$.35
Gain on discontinued operations	-	-	-	-
Net income applicable to common shares	$.14	$.16	$.29	$.35

Shares used to compute basic income per share	8,447	8,436	8,445	8,430

Diluted income per common share:
Income from continuing operations	$.14	$.16	$.28	$.34
Gain on discontinued operations	-	-	-	-
Net income applicable to common shares	$.14	$.16	$.28	$.34

Shares used to compute diluted income per share	8,545	8,609	8,546	8,599

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,415	$2,933
Adjustments to net income:
Net realized gains	(214)	(256)
Gain on discontinued operations	-	(10)
Amortization and depreciation	550	803
Non-cash stock compensation expense	102	267
Equity gain	(32)	-
Deferred tax expense	1,471	1,911

Change in other assets and liabilities:
Net sales of trading securities	181	149
Change in insurance reserves	(3,731)	1,207
Change in reinsurance recoverable	1,374	262
Change in accrued fee income	434	(845)
Change in premiums receivable	159	(125)
Change in deferred tax	(215)	(429)
Change in income tax liability, net	(107)	287
Change in other assets and other liabilities	554	(1,540)

Net cash from operating activities of continuing operations	2,941	4,614
Net cash from operating activities of discontinued operations	(122)	(109)

	2,819	4,505

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Net sales of short-term investments	2,826	1,777
Change in due to and from brokers	(226)	1,175
Purchases of fixed maturities	(24,796)	(50,225)
Sales and maturities of fixed maturities	22,875	44,781
Purchases of equity securities	(622)	(324)
Sales of equity securities	720	373
Purchases of fixed assets	(57)	(96)
Business acquisitions, net	-	(600)

Net cash from investing activities of continuing operations	720	(3,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	83	186
Net cash provided by financing activities of continuing operations	83	186

Increase (decrease) in cash and cash equivalents	3,622	1,552

Cash and cash equivalents, beginning of period	3,236	2,360

Cash and cash equivalents, end of period	$6,858	$3,912

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$210	$65

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

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), an insurance holding company, which held 42% of AMIC's outstanding common stock at June 30, 2005. The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC. IHC has also entered into long-term reinsurance treaties to cede Medical Stop-Loss to the Company. Additionally, the Company began reinsuring IHC's New York statutory disability business in the third quarter of 2004 and IHC's employer-sponsored group major medical business in the first quarter of 2005.

(B) Principles of Consolidation and Preparation of Financial Statements

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be anticipated for the entire year.

(C) Reclassifications

Certain amounts in prior years' consolidated financial statements and notes thereto have been reclassified to conform to the 2005 presentation.

2. Income Per Common Share

Included in the diluted earnings per share calculation for 2005 and 2004 are 98,000 and 173,000 shares for the three months ended June 30, 2005 and 2004, respectively, and 101,000 and 169,000 shares for the six months ended June 30, 2005 and 2004, respectively, from the assumed exercise of options using the treasury stock method. Net income does not change as a result of the assumed dilution of options.

3. MGU Fee Income

The Company records MGU fee income as policy premium payments are earned. MGUs are compensated in two ways. They earn fee income based on the volume of business produced, and collect profit-sharing commissions if such business exceeds certain profitability benchmarks. Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimated. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could greatly vary from quarter to quarter.

MGU fee income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)

MGU fee income-regular	$3,071	$3,771	$6,228	$7,331

MGU fee income-profit commissions	418	1,078	1,116	1,558

	$3,489	$4,849	$7,344	$8,889

4. Investments

The following table summarizes, for all securities in an unrealized loss position at June 30, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FIXED MATURITIES:

Corporate securities	$4,723	$76	$2,600	$177	$7,323	$253
CMO and ABS (1)	2,089	31	2,276	65	4,365	96
U.S. Government and agencies obligations	1,580	5	906	4	2,486	9
GSE (2)	2,566	11	-	-	2,566	11
Agency MBS (3)	-	-	1,728	7	1,728	7
Total, fixed maturities	10,958	123	7,510	253	18,468	376
EQUITY SECURITIES:
Preferred Stock	836	27	-	-	836	27

Total	$11,794	$150	$7,510	$253	$19,304	$403

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

Substantially all of the unrealized losses at June 30, 2005 and December 31, 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. The Company reviews its investments regularly and monitors its investments for impairments. A total of 23 securities were in a continuous unrealized loss position for less than 12 months and 18 securities for 12 months or longer as of June 30, 2005. A total of 46 securities were in a continuous unrealized loss position for less than 12 months and four securities 12 months or longer as of December 31, 2004. The unrealized losses were evaluated in accordance with the Company's policy and were determined to be temporary in nature at June 30, 2005. For all fixed maturities, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

5. Acquisitions

Majestic

Effective July 1, 2004, a wholly-owned subsidiary of the Company acquired a 23% interest in Majestic, a Medical Stop-Loss managing general underwriter which had a block of approximately $41 million of annualized premium, for a purchase price of $1,610,000. Concurrently, wholly-owned subsidiaries of IHC acquired a 52% interest in Majestic. The senior management of Majestic owns the remaining 25% interest. This acquisition resulted in a $522,000 reduction of valuation allowance related to the deferred tax assets, with the effect being an increase to deferred tax asset and a corresponding decrease in other investments. Under certain circumstances set forth in the Limited Liability Agreement of Majestic, the Company has the right and/or obligation to purchase some or all of the minority interest in Majestic.

The Company's investment in Majestic is carried on the equity method of accounting with the Company's share of income or loss credited or charged, as appropriate, to the Consolidated Statement of Operations with a corresponding increase or decrease to the Company's investment account. The Company also reduces its investment account for its proportionate share of the amortization expense for the intangible assets recorded in the acquisition.

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

7. Related Party Transactions

Independence American paid $63,000 and $54,000 for the three months ended June 30, 2005 and 2004, respectively, and $124,000 and $110,000 for the six months ended June 30, 2005 and 2004, respectively, from its service agreement with Standard Security Life. The Company paid $ 76,000 and $82,000 for the three months ended June 30, 2005 and 2004, respectively, and $182,000 and $159,000 for the six months ended June 30, 2005 and 2004, respectively, from its service agreement with IHC. The Company assumed premiums from IHC of $14,504,000 and $11,994,000 for the three months ended June 30, 2005 and 2004, respectively and $26,981,000 and $22,155,000 for the six months ended June 30, 2005 and 2004, respectively.

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

Gain (loss) from discontinued operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Intellicom	$-	$-	$-	$10
Net gain from discontinued operations	$-	$-	$-	$10

Net liabilities associated with discontinued operations at June 30, 2005 and December 31, 2004 are as follows (in thousands):

June 30,	December 31,
2005	2004

Current liabilities:
Estimated closure costs	$757	$879
Other accrued expenses	57	57

Total liabilities	$814	$936

Intellicom	$757	$879
Aerzone	27	27
MTC	30	30
Net liabilities associated with discontinued
operations	$814	$936

9. Stock-Based Compensation and Change in Accounting Principle

On November 14, 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002. The fair value method will not be applied to stock option awards granted prior to October 1, 2002. Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002. At June 30, 2005, all such shares accounted for under APB 25 were fully vested or expired. The Company recorded an expense of approximately $102,000 and $201,000 for the six months ended June 30, 2005 and 2004, respectively, related to options issued under the fair value based method. The Company recorded an expense of approximately $61,000 and $109,000 for the three months ended June 30, 2005 and 2004, respectively. Also, for the three months ended June 30, 2004, the Company recorded an expense of $66,000 for the re-issuance of options to a director.

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, net income and net income per share for the three months and six months ended June 30, 2005 and 2004 would have been as follows (in thousands, except per share data):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income as reported	$1,221	$1,341	$2,415	$2,933
Add stock-based compensation expense included in reported income	61	176	102	267
Deduct stock-based compensation expense determined under the fair
value based method for all awards	(61)	(177)	(102)	(185)
Pro forma net income	$1,221	$1,340	$2,415	$3,015

Basic income per common share:
As reported	.14	.16	.29	.35
Pro forma	.14	.16	.29	.36

Diluted income per common share:
As reported	.14	.16	.28	.34
Pro forma	.14	.16	.28	.35

10. Restructuring Reserve

On December 28, 2000, the Company's Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing certain businesses. At June 30, 2005, the Company had a remaining reserve of $59,000 relating to the restructuring. This reserve primarily relates to the lease obligations of the former corporate headquarters in San Francisco, California; the Company maintains an $800,000 security deposit with respect to this liability which is included in restricted cash and became unrestricted as of August 1, 2005.

(In thousands)
Balance, December 31, 2004:	$300
Plus: Additional estimated costs	-
Less: Payments	(241)
Balance, June 30, 2005:	$59

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

12. Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Consolidated Statements of Operations; and (ii) after-tax net unrealized gains and losses on securities available for sale which are reported directly in stockholders' equity. Comprehensive income for the three six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$1,221	$1,341	$2,415	$2,933
Unrealized gains (losses)	604	(985)	123	(607)

Comprehensive income	$1,825	$356	$2,538	$2,326

13. Segment Information

Management presents its segment information to show its insurance company, Independence American, operation separately from its MGU subsidiaries and Corporate, which is how management currently views its operations. Segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues:
Independence American	$17,212	$15,014	$33,319	$28,235
MGU Subsidiaries	3,654	4,862	7,544	8,915
Corporate	31	13	53	26
Net realized gains	171	126	214	256

	$21,068	$20,015	$41,130	$37,432

Income (loss) from continuing operations
before income tax:
Independence American	$1,169	$597	$2,366	$2,161
MGU Subsidiaries	1,101	2,069	2,281	3,510
Corporate	(478)	(550)	(975)	(1,093)
Net realized gains	171	126	214	256

	$1,963	$2,242	$3,886	$4,834

14. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company's adoption of SFAS No. 154 is not expected to affect its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment" which revised SFAS No. 123, "Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. The Company already applies the fair value based method of accounting for all stock based compensation issued after October 1, 2002. At June 30, 2005 all such shares accounted for under APB 25 were fully vested or expired.

On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which delayed the effective date of the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. As originally issued, EITF Issue No. 03-1 provided guidance for evaluating whether an investment is other-than-temporarily impaired and was to be effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 (July 1, 2004 for the Company). On June 29, 2005, the FASB directed its staff to issue Staff Position No. FAS 115-1, "The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments," which will supersede EITF Issue No. 03-1 and be effective for impairment analyses conducted in periods beginning after September 15, 2005. Staff Position No. FAS 115-1 will replace the guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary impairments and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the investment has not be made. The Company does not expect that the issuance of Staff Position No. 115-1 will have a material effect on its financial condition or results of operations.

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

Overview

The Company is an insurance holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries (the "MGUs") that currently specialize in Medical Stop-Loss. Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 42% of AMIC's stock, and the senior management of which provides direction to the Company through a service agreement between the Company and IHC. The Board has given IHC approval to purchase additional shares such that IHC's ownership is no more than 49% of the Company's outstanding common stock. IHC has also entered into long-term reinsurance treaties to cede Medical Stop-Loss to the Company. In additional, the Company began reinsuring IHC's New York statutory disability business in the third quarter of 2004 and IHC's employer-sponsored group major medical business in the first quarter of 2005.

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

As disclosed in the Company's Form 10-K, Madison National and Independence American entered into a reinsurance agreement to protect Independence American against certain losses from Medical Stop-Loss business occurring during the period from January 1, 2005 to December 31, 2005. Subsequent to the filing of the Company's Form 10-K in March 2005, the parties mutually agreed to terminate the agreement as of its effective date of January 1, 2005. The parties made this determination after considering the development of our block of Medical Stop-Loss business to date.

The following are highlights of the Company's operations:

Independence American Insurance Company

  A.M. Best rating increased to B++ (Very Good) in June 2005

  Premiums increased 19% to $32.4 million in the six months ended June 30, 2005 from $27.2 million for the six months ended June 30, 2004.

  We added Montana to the states we are licensed to write insurance, bringing the total to 35 states and the District of Columbia.

  Average percentage of Medical Stop-Loss business ceded from IHC to Independence American increased to 22% for the six months ended June 30, 2005 from 18% the six months ended June 30, 2004.

  Began reinsuring 20% of IHC's New York statutory disability ("DBL") business in the third quarter of 2004.

  Began reinsuring 10% of IHC's small group major medical business in the first quarter of 2005.

  Approved to issue short-term medical policies in 22 states.

MGU Division (IndependenceCare, Marlton, RAS)

  The MGUs generated revenues of $7.5 million in the six months ended June 30, 2005, as compared to $8.9 million the six months ended June 30, 2004, primarily as a result of a reduction in profit sharing commissions due to higher loss ratios on business produced in prior treaty years.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 35 states and the District of Columbia was upgraded to a B++ (Very Good) rating from A.M. Best Company ("A.M. Best"), during the second quarter of 2005. An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company. Independence American's statutory capital and surplus as of June 30, 2005 was $37,253,000.

Managing General Underwriters

IndependenceCare markets and underwrites employer Medical Stop-Loss, Provider Excess Loss and HMO Reinsurance products for Standard Life, Madison Life, Independence American and another carrier. IndependenceCare currently has four operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C., IndependenceCare Underwriting Services - Southwest L.L.C. and IndependenceCare Underwriting Services - MidAtlantic LLC. IndependenceCare's 33 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims. RAS markets and underwrites employer Medical Stop-Loss and group life for Standard Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 13 marketing, underwriting and claims personnel. Marlton Risk Group LLC ("Marlton") is an 80% owned MGU for employer Medical Stop-Loss and group life for Standard Life, Madison Life and two other carriers. Marlton, which is based in Voorhees, New Jersey, has 31 marketing, underwriting, medical management and claims employees. Marlton's management owns the remaining 20%.

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

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal, other fees and a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period. These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with GAAP. Many factors could affect these reserves, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company's reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company's results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments.

All of the Company's contracts are short-duration and are accounted for based on actuarial estimates of the amount of loss inherent in that period's claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Liabilities for insurance reserves on short-term medical and disability coverages are computed using completion factors and expected loss ratios derived from actual historical premium and claim data. Reserves for medical stop-loss insurance are more volatile in nature than those for fully insured medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the time required to accumulate claims against the stop-loss deductible, unlike fully insured medical.

Liabilities for insurance reserves for fully insured medical business are established to provide for the liability for incurred but not paid claims.  Reserves are calculated using standard actuarial methods and practices.  Historical paid claim patterns are reviewed and estimated development factors applied to immature incurred months to calculate these reserves.

While these calculations are based on standard methodologies, they are estimates based on historical patterns.  To the extent that actual claim payment patterns differ from historical patterns, such estimated reserves may be redundant or inadequate.  The affect of such deviations are evaluated by considering claim backlog statistics and reviewing the reasonableness of projected claim ratios.  Other factors which may affect the accuracy of reserve estimates include the proportion of large claims which may take longer to adjudicate, changes in billing patterns by providers and changes in claim management practices such as hospital bill audits.

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at June 30, 2005 and December 31, 2004. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

Premium and MGU Fee Income Revenue Recognition

Premiums from short-duration medical insurance contracts are intended to cover expected claim costs resulting from insured events that occur during a fixed period of short duration. The Company has the ability to cancel the annual contract or to revise the premium rates at the beginning of each annual contract period to cover future insured events. Insurance premiums from annual health contracts are collected monthly and are recognized as revenue evenly as insurance protection is provided.

Premiums related to short-term disability contracts are recognized on a pro rata basis over the applicable contract term.

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

Results of Operations for the Three Months Ended June 30, 2005, Compared to the Three Months Ended June 30, 2004

Premiums Earned. Premiums earned increased $2,306,000 to $16,782,000 for the three months ended June 30, 2005, compared to $14,476,000 for the three months ended June 30, 2004, an increase of 16%. The Company currently reinsures three lines of business from IHC. IAIC reinsured 22.8% ($12,308,000) and 18.9% ($11,994,000) of IHC's Medical stop loss business for the three months ended June 30, 2005 and 2004, respectively. Total premiums relating to medical stop-loss were $14,586,000 and $14,476,000 for the three months ended June 30, 2005 and 2004, respectively. Premiums relating to DBL were $997,000 and $0 for 2005 and 2004, respectively. IAIC began reinsuring 20% of IHC's DBL business effective July 1, 2004. Premiums relating to small group major medical were $1,199,000 and $0 for 2005 and 2004, respectively. IAIC began reinsuring 10% of IHC's small group medical business effective January 1, 2005.

MGU Fee Income. MGU fee income decreased $1,360,000 to $3,489,000 for the three months ended June 30, 2005, compared to $4,849,000 for the three months ended June 30, 2004. MGU fee income-regular decreased $700,000 to $3,071,000 as the MGUs have decreased their block of business in an effort to improve margins. MGU fee income-profit commission decreased $660,000 to $418,000 for the three months ended June 30, 2005, compared to $1,078,000 for the three months ended June 30, 2004 due to higher loss ratios experienced on the MGU's block of business in more recent treaty years.

Net Investment Income. Net investment income increased $48,000 to $607,000 for the three months ended June 30, 2005, compared to $559,000 for the three months ended June 30, 2004, mainly due to higher yields partially offset by lower assets. The return on investments of the Company was 4.8% in the second three months of 2005 and 5.1% for the comparable period in 2004, primarily attributable to a higher concentration of shorter duration investments in 2005.

Net Realized Gains. Net realized gains increased $45,000 to $171,000 for the three months ended June 30, 2005, compared to $126,000 for the same period of 2004. The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in realized gains or losses from period to period. Offsetting net realized gains for the three months ended June 30, 2004, is a realized loss of $44,000 from unrealized losses on securities that the Company deemed to be other than temporary in nature. For the three months ended June 30, 2005, there was no realized loss from unrealized losses on securities that the Company deemed to be other than temporary in nature.

Insurance Benefits, Claims and Reserves. Insurance benefits claims and reserves increased $444,000 to $10,111,000 for the three months ended June 30, 2005, compared to $9,667,000 for the three months ended June 30, 2004, an increase of 5%. The increase is primarily due to an increase in premiums earned slightly offset by a decrease in loss ratios on the Company's medical stop-loss business in 2005 as compared to 2004, due to stricter underwriting guidelines, and favorable loss development on the 2003 treaty year recognized during the second quarter of 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased $1,175,000 to $8,515,000 for the three months ended June 30, 2005, compared to $7,340,000 for the three months ended June 30, 2004. The increase is primarily due to $1,144,000 higher commission expense incurred by Independence American resulting from some increase in profit commissions due to lower loss ratios on certain treaties and increased premium volume in the second quarter of 2005.

Amortization and Depreciation. Amortization and depreciation expense decreased $150,000 to $271,000 for the three months ended June 30, 2005, compared to $421,000 for the three months ended June 30, 2004. The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and IndependenceCare-MidAtlantic. Amortization expense for these intangible assets will decline over the useful lives of the assets.

Non-Cash Compensation Expense Related to Stock Options. Non-cash compensation expense related to stock options decreased $115,000 to $61,000 for the three months ended June 30, 2005, compared to $176,000 for the three months ended June 30, 2004. This expense primarily relates to the fair value of options issued and accounted for under SFAS No. 123.

Income Taxes. The provision for income taxes decreased $159,000 to $742,000, an effective rate of 38%, for the three months ended June 30, 2005, compared to $901,000, an effective rate of 40%, for the three months ended June 30, 2004. Net income for the second quarter of 2005 and 2004 includes a non-cash provision for federal income taxes of $640,000 and $677,000, respectively. For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain on Discontinued Operations. Gain on discontinued operations was $0 for the three months ended June 30, 2005, and June 30, 2004.

Net Income. The Company had net income of $1,221,000, or $.14 per share, diluted, for the three months ended June 30, 2005, compared to $1,341,000 or $.16 per share, diluted, for the three months ended June 30, 2004.

Results of Operations for the Six Months Ended June 30, 2005, Compared to the Six Months Ended June 30, 2004

Premiums Earned. Premiums earned increased $5,178,000 to $32,350,000 for the six months ended June 30, 2005, compared to $27,172,000 for the six months ended June 30, 2004, an increase of 19%. The Company currently reinsures three lines of business from IHC. IAIC reinsured 22.2% ($23,356,000) and 18.0% ($22,155,000) of IHC's Medical stop loss business for the six months ended June 30, 2005 and 2004, respectively. Total premiums relating to medical stop-loss were $28,725,000 and $27,172,000 for the six months ended June 30, 2005 and 2004, respectively. Premiums relating to DBL were $2,032,000 and $0 for 2005 and 2004, respectively. IAIC began reinsuring 20% of IHC's DBL business effective July 1, 2004.Premiums relating to small group major medical were $1,593,000 and $0 for 2005 and 2004, respectively. IAIC began reinsuring 10% of IHC's small group medical business effective January 1, 2005.

MGU Fee Income. MGU fee income decreased $1,545,000 to $7,344,000 for the six months ended June 30, 2005, compared to $8,889,000 for the six months ended June 30, 2004. MGU fee income-regular decreased $1,103,000 to $6,228,000 as the MGUs have decreased their block of business in an effort to improve margins. MGU fee income-profit commission decreased $442,000 to $1,116,000 for the six months ended June 30, 2005, compared to $1,558,000 for the six months ended June 30, 2004, due to higher loss ratios experienced on the MGU's block of business in more recent treaty years.

Net Investment Income. Net investment income increased $25,000 to $1,130,000 for the six months ended June 30, 2005, compared to $1,105,000 for the six months ended June 30, 2004, mainly due to higher yields partially offset by lower assets. The return on investments of the Company was 4.6% in the first six months of 2005 and 5.1% for the comparable period in 2004, primarily attributable to a higher concentration of shorter duration investments in 2005.

Net Realized Gains. Net realized gains decreased $42,000 to $214,000 for the six months ended June 30, 2005, compared to $256,000 for the same period of 2004. The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in realized gains or losses from period to period. Offsetting net realized gains for the six months ended June 30, 2004, is a realized loss of $44,000 from unrealized losses on securities that the Company deemed to be other than temporary in nature. For the six months ended June 30, 2005, there was no realized loss from unrealized losses on securities that the Company deemed to be other than temporary in nature.

Insurance Benefits, Claims and Reserves. Insurance benefits claims and reserves increased $2,833,000 to $20,176,000 for the six months ended June 30, 2005, compared to $17,343,000 for the six months ended June 30, 2004, an increase of 16%. The increase is primarily due to an increase in premiums earned slightly offset by a decrease in loss ratios on the Company's medical stop-loss business in the first six months of 2005 as compared to the first six months of 2004, due to stricter underwriting guidelines, and favorable loss development on the 2003 treaty year recognized during the second quarter of 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased $2,256,000 to $16,108,000 for the six months ended June 30, 2005, compared to $13,852,000 for the six months ended June 30, 2004. The increase is primarily due to $2,074,000 higher commission expense incurred by Independence American resulting from an increase in profit commissions due to lower ratios on certain treaties and increased premium volume in 2005.

Amortization and Depreciation. Amortization and depreciation expense decreased $253,000 to $550,000 for the six months ended June 30, 2005, compared to $803,000 for the six months ended June 30, 2004. The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and IndependenceCare-MidAtlantic. Amortization expense for these intangible assets will decline over the useful lives of the assets.

Non-Cash Compensation Expense Related to Stock Options. Non-cash compensation expense related to stock options decreased $165,000 to $102,000 for the six months ended June 30, 2005, compared to $267,000 for the six months ended June 30, 2004. This expense primarily relates to the fair value of options issued and accounted for under SFAS No. 123.

Income Taxes. The provision for income taxes decreased $440,000 to $1,471,000, an effective rate of 38%, for the six months ended June 30, 2005, compared to $1,911,000, an effective rate of 40%, for the six months ended June 30, 2004. Net income for the first six months of 2005 and 2004 includes a non-cash provision for federal income taxes of $1,256,000 and $1,484,000, respectively. For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain on Discontinued Operations. Gain on discontinued operations was $0 for the six months ended June 30, 2005, compared to a gain of $10,000 for the six months ended June 30, 2004.

Net Income. The Company had net income of $2,415,000, or $.28 per share, diluted, for the six months ended June 30, 2005, compared to $2,933,000 or $.34 per share, diluted, for the six months ended June 30, 2004.

Liquidity and Capital Resources

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

Cash Flows

As of June 30, 2005 the Company had $50,549,000 of cash, cash equivalents, and investments net of amounts due to brokers compared with $47,499,000 as of December 31, 2004

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2005 was $2,941,000. Net cash flows were generated from premium volume and fees from MGUs, partially offset by higher claims and losses.

Net cash provided by investing activities of continuing operations for the six months ended June 30, 2005 was $720,000. This resulted from sales of fixed maturities, equity securities, and short-term investments, net of purchases of all such securities.

Net cash provided by financing activities from continuing operations was $83,000 resulting from the exercise of common stock options for the six months ended June 30, 2005.

At June 30, 2005, the Company had $18,123,000 of restricted cash comprised of $800,000 at AMIC and $17,323,000 at the MGUs.  The amount at AMIC is a security deposit with respect to the former corporate headquarters in San Francisco, California which became unrestricted at the end of the lease on August 1, 2005.  The amount at the MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $17,323,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by the MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by the MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at the MGUs, the MGUs are in possession of cash to pay claims "Claim Funds".  The cash is deposited by each insurance carrier in to a bank account that the MGUs can access.  The cash is used by the MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables the MGUs to reimburse claims in a timely manner.

The Company has $18.5 million of insurance reserves that it expects to pay out of current assets and cash flows from future business. If necessary, the Company could sell its fixed maturity investments if the timing of claim payments associated with our insurance resources does not conicide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued cash usage for its discontinued operations for the year ending December 31, 2005.

The expected schedule of contractual obligations at June 30, 2005 is not materially different than the schedule at December 31, 2004, which was included in Item 7 of the Company's Annual Report on Form 10-K.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. The Company's gross unrealized losses on fixed maturities totaled $162,000 at June 30, 2005. Substantially all of these securities were investment grade. The remaining unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at June 30, 2005. The Company holds all fixed maturities as available-for-sale and accordingly marks all of its fixed maturities to market through accumulated other comprehensive income (loss).

Outlook

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 35 states and the District of Columbia, and has improved to a B++ (Very Good) rating from A.M. Best Company, Inc. ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata reinsurance treaties with Standard Security Life Insurance Company of New York ("Standard Life") and Madison National Life Insurance Company, Inc. ("Madison Life"), which are wholly-owned subsidiaries of Independence Holding Company ("IHC"). IHC owns 42% of the Company's common stock. These treaties were entered into in 2002 and terminate December 31, 2014, unless terminated sooner by Independence American. Standard Life and Madison Life must cede at least 15% of their Medical Stop-Loss business to Independence American under these treaties. Additionally, Standard Life, Madison Life and Independence American have received regulatory approval to cede up to 30% to Independence American under most of IHC's Medical Stop-Loss programs. For the six months ended June 30, 2005 and June 30, 2004, Standard Life and Madison Life ceded an average of 22.2% and 18.0%, respectively, of their Medical Stop-Loss business to Independence American.

IHC must cede a minimum of 15% of its Medical Stop-Loss business to Independence American, and IHC has increased this percentage each year since inception of its treaties with Independence American. There is no guaranty that IHC will continue to increase the amount of business ceded to Independence American or, in fact, cede in excess of 15%. There is also no assurance that IHC will maintain or increase the gross amount of Medical Stop-Loss business written by its carriers. The AMIC MGUs are the largest producer of Medical Stop-Loss business for IHC, controlling 71% of this premium in 2004.

Commencing in July 2004, Independence American began reinsuring 20% of Standard Life's short-term statutory disability benefit product in DBL. Standard Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year. In 2005, Standard Life and Madison Life began ceding 10% of employer-sponsored group major medical, and 10% of its individual short-term medical products ("Short-Term") to Independence American. Standard Life and Madison Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.

The Medical Stop-Loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a "softer" market. The Medical Stop-Loss market began to "soften" in 2003 and less favorable conditions continued through 2004. Despite these market conditions, the Company produced profitable results in 2003 and 2004, and expects continued profitability in 2005. However, profit sharing commissions for 2005 and future years may be adversely affected by higher loss ratios for business written in 2003 and 2004 for certain of the MGUs. As a result of these market conditions, the rate that the carriers that cede business to the Company were able to charge for Medical Stop-Loss increased at a lesser rate in recent years, however, increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces the risk taker's overall risk exposure. Independence American remains optimistic that it will continue to produce profitable results due to stricter underwriting guidelines, and it will be able to grow the Medical Stop-Loss line in 2005 due to the higher percentage of such business assumed. IHC has stated, and the MGUs also expect that gross Medical Stop-Loss premiums will decrease in 2005 as a result of these guidelines. This will adversely affect MGU income in 2005, but could produce higher profit margins, and therefore, greater profit sharing revenue in future years, subject to any profit commission loss carryforwards.

The new lines of medical business that the Company has begun reinsuring in 2005 are generally less volatile than Medical Stop-Loss. The Company believes that these lines will yield profitable results and diversify Independence American's product mix.

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

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on June 16, 2005, the following six nominees were re-elected for one-year terms on the Board of Directors:

Edward A. Bennett, Edward Netter, Myron M. Picoult, Ronald I. Simon, Roy T.K. Thung, Martin E. Winter.

The vote on the election of the above nominees was:

For At least 7,520,914 shares

Withheld No more than 240,515 shares
In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 2005 was ratified by a vote of 7,748,375 shares for, 2,600 shares against, and 10,454 shares abstaining. There were no broker non-votes.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)
/s/ Roy T.K. Thung__________________________ Roy T.K. Thung Chief Executive Officer	Date:	August 9, 2005

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	August 9, 2005