Form 10-Q
period 2005-09-30
AMERICAN INDEPENDENCE CORP
filed 2005-11-09
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2005
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from: ____to______

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

Indicate by check mark whether the registrant is a  shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2005
Common stock, $0.01 par value	8,451,223 shares

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2005	December 31,
ASSETS:	(Unaudited)	2004
Investments:
Short-term investments, at amortized cost, which approximates fair value	$5,207	$8,296
Fixed maturities, at fair value	40,350	34,006
Equity securities, at fair value	929	1,042
Other investments	1,139	1,125

Total investments	47,625	44,469

Cash and cash equivalents	8,440	3,236
Restricted cash ($13,243 and $13,146, respectively, restricted by related parties)	16,151	16,602
Accrued investment income	508	438
Premiums receivable	2,352	2,307
Deferred tax	11,659	13,491
Reinsurance recoverable ($9,599 and $11,103, respectively, due from related parties)	10,890	13,496
Goodwill	24,154	24,154
Intangible assets	928	1,535
Accrued fee income ($336 and $327, respectively, due from related parties)	2,563	3,328
Other assets ($292 and $0, respectively, due from related parties)	2,026	1,339

Total assets	$127,296	$124,395

LIABIITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($16,706 and $18,566, respectively, due to related parties)	$19,238	$22,240
Premium and claim funds payable ($13,243 and $13,146, respectively, due to related parties)	16,151	15,802
Amount due to brokers	1,506	206
Accounts payable, accruals and other liabilities ($2,885 and $1,783 respectively, due to related parties)	5,534	4,254
Income taxes payable	230	164
Restructuring accrual	-	300
Net liabilities associated with discontinued operations	856	936

Total liabilities	43,515	43,902

Minority interest	4,026	4,026

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no
shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,180,695 shares issued; 8,451,223 and 8,438,889
shares outstanding, respectively	92	92
Additional paid-in capital	479,158	479,017
Accumulated other comprehensive loss	(773)	(285)
Treasury stock, at cost, 729,472 shares and 741,806 shares, respectively	(8,730)	(8,877)
Accumulated deficit	(389,992)	(393,480)
Total Stockholders’ Equity	79,755	76,467
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,296	$124,395

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Premiums earned ($14,417, $14,108, $41,398 and $36,263 respectively, from related parties)	$16,959	$16,581	$49,309	$43,753
MGU fee income ($2,696, $3,185, $8,091 and $9,566, respectively, from related parties)	3,546	4,275	10,890	13,164
Net investment income	624	597	1,754	1,702
Net realized gains	36	89	250	345
Other income	14	37	106	47

	21,179	21,579	62,309	59,011
EXPENSES:
Insurance benefits, claims and reserves ($10,024, $8,948, $27,680 and $23,116 respectively, from related parties)	11,584	10,731	31,760	28,074
Selling, general and administrative expenses ($3,957, $4,175, $13,798 and $11,507, respectively from related parties)	7,315	7,484	23,423	21,336
Amortization and depreciation	275	431	825	1,234
Non-cash compensation expense	63	86	165	353
Minority interest	132	184	440	517

	19,369	18,916	56,613	51,514

Income from continuing operations before income tax	1,810	2,663	5,696	7,497
Provision for income taxes	678	1,001	2,149	2,912

Income from continuing operations, net of tax	1,132	1,662	3,547	4,585

(Loss) gain on discontinued operations, net of tax	(59)	-	(59)	10

Net income	$1,073	$1,662	$3,488	$4,595

Basic income per common share:
Income from continuing operations	$.14	$.20	$.42	$.54
Loss on discontinued operations	(.01)	-	(.01)	-
Net income applicable to common shares	$.13	$.20	$.41	$.54

Shares used to compute basic income per share	8,451	8,436	8,447	8,432

Diluted income per common share:
Income from continuing operations	$.14	$.19	$.42	$.54
Loss on discontinued operations	(.01)	-	(.01)	-
Net income applicable to common shares	$.13	$.19	$.41	$.54

Shares used to compute diluted income per share	8,530	8,540	8,529	8,533

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,488	$4,595
Adjustments to net income:
Net realized gains	(250)	(345)
Loss (gain) on discontinued operations	59	(10)
Amortization and depreciation	825	1,234
Non-cash stock compensation expense	165	353
Equity gain	(14)	(15)
Deferred tax expense	1,897	2,407

Change in other assets and liabilities:
Net sales of trading securities	229	64
Change in insurance reserves	(3,002)	3,165
Change in reinsurance recoverable	2,606	(1,910)
Change in accrued fee income	765	313
Change in premiums receivable	(45)	(570)
Change in deferred tax	(34)	(64)
Change in income tax liability, net	(120)	265
Change in other assets and other liabilities	1,041	(1,805)

Net cash provided by operating activities of continuing operations	7,610	7,677
Net cash used in operating activities of discontinued operations	(170)	(158)

	7,440	7,519

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Net sales (purchases) of short-term investments	3,247	(710)
Change in due to and from brokers	1,300	2,169
Purchases of fixed maturities	(36,025)	(69,215)
Sales and maturities of fixed maturities	29,116	64,305
Purchases of equity securities	(623)	(1,229)
Sales of equity securities	720	784
Purchases of fixed assets	(94)	(183)
Business acquisitions, net	-	(2,210)

Net cash used by investing activities of continuing operations	(2,359)	(6,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	123	186
Net cash provided by financing activities of continuing operations	123	186

Increase in cash and cash equivalents	5,204	1,416

Cash and cash equivalents, beginning of period	3,236	2,360

Cash and cash equivalents, end of period	$8,440	$3,776

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$210	$191

The accompanying notes are an integral part of these consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.    Significant Accounting Policies and Practices

(A)

Business and Organization

Since the acquisition of Independence American Holding Corp. ("IAHC") on November 14, 2002, American Independence Corp. (“AMIC” or the “Company”) has been a holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company (“Independence American”) and its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as “IndependenceCare”); Risk Assessment Strategies, Inc. (“RAS”), Marlton Risk Group LLC (“Marlton”), and its 23% investment in Majestic Underwriters LLC (“Majestic”).  IndependenceCare, RAS and Marlton are collectively referred to as the “MGU Subsidiaries.”

Since November 2002, AMIC has been affiliated with Independence Holding Company (“IHC”), an insurance holding company, which held 48% of AMIC’s outstanding common stock at September 30, 2005.  The senior management of IHC provides direction to the Company through service agreements between the Company and IHC and IHC subsidiaries.  IHC has also entered into long-term reinsurance treaties to cede Medical Stop-Loss to the Company.  Additionally, the Company began reinsuring IHC’s New York statutory disability business in 2004 and IHC’s employer-sponsored group major medical and Short-Term Medical (“STM”) business in 2005.

(B)

Principles of Consolidation and Preparation of Financial Statements

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of AMIC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K as filed with the Securities and Exchange Commission should be read in conjunction with the accompanying consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

 Reclassifications

Certain amounts in prior years' consolidated financial statements and notes thereto have been reclassified to conform to the 2005 presentation.

2.  Income Per Common Share

Included in the diluted earnings per share calculation for 2005 and 2004 are 79,000 and 104,000 shares for the three months ended September 30, 2005 and 2004, respectively, and 82,000 and 101,000 shares for the nine months ended September 30, 2005 and 2004, respectively, from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution of options.

3.   MGU Fee Income

  MGUs are compensated in two ways.  They earn fee income based on the volume of business produced and collect profit-sharing commissions if such business exceeds certain profitability benchmarks.  The Company records regular fee income as policy premium payments are earned.  Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimated.  Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could greatly vary from quarter to quarter.

MGU fee income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)

MGU fee income-regular	$3,120	$3,797	$9,348	$11,128

MGU fee income-profit-sharing commissions	426	478	1,542	2,036

	$3,546	$4,275	$10,890	$13,164

4.  Investments

The following table summarizes, for all securities in an unrealized loss position at September 30, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FIXED MATURITIES:

Corporate securities	$14,575	$243	$2,741	$190	$17,316	$433
CMO and ABS (1)	2,969	28	2,044	78	5,013	106
U.S. Government and agencies obligations	6,573	104	879	30	7,452	134
GSE (2)	5,247	64	-	-	5,247	64
Agency MBS (3)	157	1	1,549	23	1,706	24
Total, fixed maturities	29,521	440	7,213	321	36,734	761
EQUITY SECURITIES:
Preferred Stock	770	30	-	-	770	30

Total	$30,291	$470	$7,213	$321	$37,504	$791

(1)

Collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”).

(2)

Government-sponsored enterprises (“GSEs”) which are the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

(3)

Mortgage-backed securities (“MBS”).

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

Substantially all of the unrealized losses at September 30, 2005 and December 31, 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  A total of 55 securities were in a continuous unrealized loss position for less than 12 months and 19 securities for 12 months or longer as of  September 30, 2005.  A total of 46 securities were in a continuous unrealized loss position for less than 12 months and four securities 12 months or longer as of December 31, 2004.  The unrealized losses were evaluated in accordance with the Company's policy and were determined to be temporary in nature at September 30, 2005.  For all fixed maturities, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

5.  Acquisitions

Majestic

Effective July 1, 2004, a wholly-owned subsidiary of the Company acquired a 23% interest in Majestic, a Medical Stop-Loss managing general underwriter for a purchase price of $1,610,000.  Concurrently, wholly-owned subsidiaries of IHC acquired a 52% interest in Majestic.  The senior management of Majestic owns the remaining 25% interest.  This acquisition resulted in a $522,000 reduction of valuation allowance related to the deferred tax assets, with the effect being an increase to deferred tax asset and a corresponding decrease in other investments.  Under certain circumstances set forth in the Limited Liability Agreement of Majestic, the Company has the right and/or obligation to purchase some or all of the minority interest in Majestic.

The Company’s investment in Majestic is carried on the equity method of accounting with the Company’s share of income or loss credited or charged, as appropriate, to the Consolidated Statement of Operations with a corresponding increase or decrease to the Company’s investment account. The Company also reduces its investment account for its proportionate share of the amortization expense for the intangible assets recorded in the acquisition.

ICH-MidAtlantic

On April 16, 2004, the Company expanded its business through the acquisition of substantially all of the assets of a Medical Stop-Loss managing general underwriter for a purchase price of $600,000.  The assets were acquired by IndependenceCare Underwriting Services–MidAtlantic LLC (“ICH-MidAtlantic”), which is based in Baltimore, Maryland and which retained the head of marketing of the former MGU.  This acquisition resulted in goodwill in the amount of $486,000 and intangible assets in the amount of $114,000.

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

The Company’s intangible assets, consisting of broker/ third party relationships, are amortized over five years.

7.  Related Party Transactions

AMIC and its subsidiaries incurred expense of $136,000 for each of the three months ended September 30, 2005 and 2004, and $442,000 and $404,000 for the nine months ended September 30, 2005 and 2004, respectively, from its service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to AMIC and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

Independence American assumes premiums from related parties, and records related insurance income, expenses, assets and liabilities.  Additionally, the MGU Subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for  a substantial portion of the Medical Stop-Loss business written by the insurance subsidiaries of IHC and records related income, assets and liabilities in connection with that business.  Such related party information is disclosed on the Consolidated Balance Sheets and Consolidated Statements of Operations.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.   The cost of this coverage is split proportionally between the Company and IHC according to the type of risk and AMIC’s portion is recorded in Selling, General and Administrative Expenses.

8.  Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. (“IAHC”) on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through the discontinued operations.  The operating results of discontinued operations have been segregated from continuing operations and are reported as a loss from discontinued operations on the consolidated statements of operations.  Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management’s estimates of costs to wind down the business and costs to settle its outstanding liabilities.  The actual results could differ materially from these estimates. The estimated loss on disposition reserve for all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.

(Loss) gain from discontinued operations is as follows, net of tax (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Intellicom	$(96)	$-	$(96)	$10
Aerzone	18	-	18	-
MTC	19	-	19	-
Net (loss) gain from discontinued operations	$(59)	$-	$(59)	$10

Net liabilities associated with discontinued operations at September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30,	December 31,
	2005	2004

Current liabilities:
Estimated closure costs	$856	$879
Other accrued expenses	-	57

Total liabilities	$856	$936

Intellicom	$856	$879
Aerzone	-	27
MTC	-	30
Net liabilities associated with discontinued
operations	$856	$936

9.  Stock-Based Compensation and Change in Accounting Principle

On November 14, 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans.  Pursuant to the transition provisions of SFAS 123, the Company will apply the fair value method of accounting to all option grants issued on or after October 1, 2002.  The fair value method will not be applied to stock option awards granted prior to October 1, 2002.  Such awards will continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years’ awards are modified subsequent to October 1, 2002.  At September 30, 2005, all such shares accounted for under APB 25 were fully vested or expired.  The Company recorded an expense of approximately $165,000 and $287,000 for the nine months ended September 30, 2005 and 2004, respectively, related to options issued under the fair value based method.  The Company recorded an expense of approximately $63,000 and $86,000 for the three months ended September 30, 2005 and 2004, respectively.  Also, for the nine months ended September 30, 2004, the Company recorded an expense of $66,000 for the re-issuance of options to a director.

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, net income and net income per share for the three months and nine months ended September 30, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income as reported	$1,073	$1,662	$3,488	$4,595
Add stock-based compensation expense included in reported income	63	86	165	353
Deduct stock-based compensation expense determined under the fair
value based method for all awards	(63)	(86)	(165)	(270)
Pro forma net income	$1,073	$1,662	$3,488	$4,678

Basic income per common share:
As reported	.13	.20	.41	.54
Pro forma	.13	.20	.41	.55

Diluted income per common share:
As reported	.13	.19	.41	.54
Pro forma	.13	.19	.41	.55

10.   Restructuring Reserve

On December 28, 2000, the Company’s Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing certain businesses.  During the quarter ended September 30, 2005, the Company reversed the remaining reserve of $67,000 relating to the restructuring.  This reserve primarily related to the lease obligations of the former corporate headquarters in San Francisco, California, which expired on July 31, 2005; the Company also had an $800,000 security deposit with respect to this liability which was returned to the Company in August 2005.

11.   Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings and claims which arise in the ordinary course of its discontinued businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows, although there could be such an effect on its results of operations for a particular period.

12.  Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Consolidated Statements of Operations; and (ii) after-tax net unrealized gains and losses on securities available for sale which are reported directly in stockholders' equity. Comprehensive income for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$1,073	$1,662	$3,488	$4,595
Unrealized gains (losses)	(611)	421	(488)	(186)

Comprehensive income	$462	$2,083	$3,000	$4,409

13.   Segment Information

Management presents its segment information to show its insurance company, Independence American, operation separately from its MGU subsidiaries and Corporate, which is how management currently views its operations.  Segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Independence American	$17,562	$17,126	$50,881	$45,361
MGU Subsidiaries	3,617	4,334	11,161	13,249
Corporate	(36)	30	17	56
Net realized gains	36	89	250	345

	$21,179	$21,579	$62,309	$59,011

Income (loss) from continuing operations
before income tax:
Independence American	$1,024	$1,555	$3,390	$3,716
MGU Subsidiaries	963	1,583	3,244	5,093
Corporate	(213)	(564)	(1,188)	(1,657)
Net realized gains	36	89	250	345

	$1,810	$2,663	$5,696	$7,497

14.  Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions.  SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle.  SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted.  The Company’s adoption of SFAS No. 154 is not expected to affect its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment" which revised SFAS No. 123, "Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. The Company already applies the fair value based method of accounting for all stock based compensation issued after October 1, 2002.   At September 30, 2005 all such shares accounted for under APB 25 were fully vested or expired.  Therefore, there will be no impact upon adoption of SFAS No. 123R.

FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale.  The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The actual consolidated results of American Independence Corp.(“AMIC”) and Subsidiaries (collectively referred to as the "Company") could differ significantly from those set forth herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company’s Operating Results" as set forth in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this quarterly report.  Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Words such as "believes", "anticipates", "expects", "intends", “estimates”, "likelihood", “unlikelihood”, “assessment”, and “foreseeable” and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  A number of important factors could cause the Company's actual results for the year ending December 31, 2005, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by the Company, or on its behalf.  The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Overview

The Company is an insurance holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company (“Independence American”) and its managing general underwriter subsidiaries (the “MGUs”) that currently specialize in Medical Stop-Loss.   Since November 2002, AMIC has been affiliated with Independence Holding Company (“IHC”), which currently owns 48% of AMIC's stock, and the senior management of which provides direction to the Company through a service agreement between the Company and IHC.  The Board has given IHC approval to purchase additional shares such that IHC’s ownership is no more than 49% of the Company’s outstanding common stock.  IHC has also entered into long-term reinsurance treaties to cede Medical Stop-Loss to the Company.  In addition, the Company began reinsuring IHC’s New York State statutory disability (“DBL”) business in 2004 and IHC’s employer-sponsored group major medical and short-term medical business in 2005.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management’s assessment of trends in healthcare and in the Medical Stop-Loss market play a significant role in determining whether to expand Independence American’s reinsurance participation percentage or the number of programs it reinsures.  Since Independence American reinsures a portion of all of the business produced by the MGUs, and since the MGUs are also eligible to earn profit sharing commissions based on the profitability of the business they write, the MGUs also emphasize underwriting profitability.  In addition, management focuses on controlling operating costs.  By sharing employees with IHC and sharing resources among the MGUs and Independence American, AMIC strives to maximize its earnings.

As disclosed in the Company’s Form 10-K, Madison National Life Insurance Company, Inc. (“Madison Life”), a subsidiary of IHC, and Independence American entered into a reinsurance agreement to protect Independence American against certain losses from Medical Stop-Loss business occurring during the period from January 1, 2005 to December 31, 2005. Subsequent to the filing of the Company’s Form 10-K in March 2005, the parties mutually agreed to terminate the agreement as of its effective date of January 1, 2005. The parties made this determination after considering the development of our block of Medical Stop-Loss business to date.

The following are highlights of the Company’s operations:

Independence American Insurance Company

•

A.M. Best rating increased to B++ (Very Good) in June 2005

•

Premiums increased 13% to $49.3 million in the nine months ended September 30, 2005 from $43.8 million for the nine months ended September 30, 2004.

•

During the quarter ended September 30, 2005, Independence American added Wisconsin to the states it is licensed to write insurance, bringing the total to 36 states and the District of Columbia.

•

Average percentage of Medical Stop-Loss business ceded from IHC to Independence American increased to 23% for the nine months ended September 30, 2005 from 19% the nine months ended September 30, 2004.

•

Began reinsuring 20% of IHC’s New York statutory disability (“DBL”) business in the third quarter of 2004.

•

Began reinsuring 10% of IHC’s small group major medical and short-term medical business in 2005.

•

Approved to issue short-term medical policies in 26 states, employer Medical Stop-Loss in 24 states and provider excess loss in 14 states.

MGU Division (IndependenceCare, RAS, Marlton)

•

The MGUs generated revenues of $11.2 million in the nine months ended September 30, 2005, as compared to $13.2 million in the nine months ended September 30, 2004, as a result of lower premium volume production and a reduction in profit sharing commissions due to higher loss ratios on business produced in prior treaty years.

Independence American Insurance Company

Independence American, which is domiciled in Delaware and licensed to write property and/or casualty insurance in 36 states and the District of Columbia, was upgraded to a B++ (Very Good) rating from A.M. Best Company ("A.M. Best") during the second quarter of 2005.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's statutory capital and surplus as of September 30, 2005 was $38,015,000.

Managing General Underwriters

IndependenceCare markets and underwrites employer Medical Stop-Loss, Provider Excess Loss, Group Life Insurance and HMO Reinsurance products for Standard Security Life Insurance Company of New York (“Standard Life”), a subsidiary of IHC, Madison Life, Independence American and another carrier.  IndependenceCare currently has four operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C., IndependenceCare Underwriting Services - Southwest L.L.C. and IndependenceCare Underwriting Services - MidAtlantic LLC.  IndependenceCare's 33 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.  RAS markets and underwrites employer Medical Stop-Loss and group life for Standard Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 13 marketing, underwriting and claims personnel.  Marlton Risk Group LLC (“Marlton”) is an 80% owned MGU for employer Medical Stop-Loss and group life for Standard Life, Madison Life and two other carriers.  Marlton, which is based in Voorhees, New Jersey, has 31 marketing, underwriting, medical management and claims employees.  Marlton’s senior management owns the remaining 20%.

On July 13, 2004, the Company acquired a 23% interest in Majestic Underwriters LLC (“Majestic”), an employer Medical Stop-Loss MGU.  IHC owns 52% of Majestic and Majestic’s senior management owns the remaining 25%.  The purchase price for AMIC’s interest in Majestic was $1,610,000.  Majestic, which is headquartered in Troy, Michigan, has 28 marketing, underwriting, medical management and claims employees.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through several discontinued operations.  Discontinued operations include management’s estimates of costs to wind down the business and costs to settle its outstanding liabilities.

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

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees, for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions and are maintained at levels that are estimated in accordance with GAAP.

All of the Company’s policies are short-duration and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims or open claims from prior periods, including losses incurred for claims that have not been reported (“IBNR”). Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

The two primary assumptions underlying the calculation of loss reserves for Medical Stop-Loss business are the projected net loss ratio and claim development patterns.  Reserves for Medical Stop-Loss are first set at expected levels consistent with underlying pricing assumptions – i.e. “projected net loss ratio.” Loss reserve estimates are more sensitive to changes in the projected net loss ratio than they are to claim development patterns. Major factors that affect the assumptions in reserving for Medical Stop-Loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (iii) the adherence by the MGUs that produce and administer this business to the Company’s underwriting guidelines. Claim development patterns are reviewed quarterly as reserve estimates are developed and are based on recent claim development history. The Company must determine whether changes in development represent true indications of the emerging experience or are simply due to random claim fluctuations.   Predicting ultimate claims and estimating reserves in Medical Stop-Loss is more complex than first dollar medical and disability business due to the excess of loss nature of these products with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Fluctuations in results for specific coverage are primarily due to the severity and frequency of individual claims, whereas fluctuations in aggregate coverage are largely attributable to frequency of underlying claims rather than severity. Liabilities for first dollar medical reserves and disability coverages are computed using completion factors and expected loss ratios derived from actual historical premium and claim data.

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at September 30, 2005 and December 31, 2004.  Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

  MGUs are compensated in two ways.  They earn fee income based on the volume of business produced and collect profit-sharing commissions if such business exceeds certain profitability benchmarks.  The Company records regular fee income as policy premium payments are earned.  Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could greatly vary from quarter to quarter.

Reinsurance

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata quota share reinsurance treaties with Standard Life and Madison Life which are wholly-owned subsidiaries of Independence Holding Company (“IHC”).  IHC owns 48% of the Company’s common stock.  These treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Life and Madison Life must cede at least 15% of their Medical Stop-Loss business to Independence American under these treaties.  Additionally, Standard Life, Madison Life and Independence American have received regulatory approval to cede up to 30% to Independence American under most of IHC’s Medical Stop-Loss programs. For the nine months ended September 30, 2005 and September 30, 2004, Standard Life and Madison Life ceded an average of 22.7% and 18.9%, respectively, of their Medical Stop-Loss business to Independence American.  Commencing in July 2004, Independence American began reinsuring 20% of Standard Life’s short-term statutory disability benefit product (“DBL”) business.  In 2005, Standard Life and Madison Life began ceding 10% of employer-sponsored group major medical, and 10% of its individual short-term medical products (“STM”) to Independence American.

IHC provides the Company with pro rata quota share reinsuance on Independence American’s direct written business which accounted for approximately 3% of the Company’s total direct and assumed business premiums.  Commencing in January 2004, Independence American began ceding 30% of its provider excess insurance to Madison Life.  In January 2005, Independence American increased the amount ceded to Madison Life to 55%. This treaty was entered into on January 1, 2004 and will remain in force for an indefinite period, unless terminated by either party as of any December 31. The Company is not aware of any regulatory or other restrictions on the ability of IHC to fund its obligations under agreements in which IHC reinsures such provider excess business.  Any such restrictions would at this point have a minimal impact on the Company.

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

          The Company’s intangible assets consisting of broker/third party relationships are amortized over five years.

Discontinued Operations

The Company accounts for discontinued operations in accordance with Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB 30, the Company accrued estimates of expected liabilities related to discontinued operations through its eventual discharge. The estimated remaining liabilities related to discontinued operations include contract terminations, litigation and loss from operations subsequent to September 30, 2002. The Company reviews the estimated closure costs liability on a quarterly basis to determine changes in the costs of the discontinued operations activities.

Results of Operations for the Three Months Ended September 30, 2005, Compared to the Three Months Ended September 30, 2004

Premiums Earned.  Premiums earned increased $378,000 to $16,959,000 for the three months ended September 30, 2005, compared to $16,581,000 for the three months ended September 30, 2004, an increase of 2%.  The Company currently assumes three lines of business from IHC. Independence American assumed 23.8% ($12,135,000) and 20.5% ($13,058,000) of IHC’s Medical Stop-Loss business for the three months ended September 30, 2005 and 2004, respectively.  Medical Stop-Loss premiums decreased despite the higher percentage ceded, due to decreased production by IHC resulting from stricter underwriting guidelines.  Total premiums relating to Medical Stop-Loss were $14,658,000 and $15,531,000 for the three months ended September 30, 2005 and 2004, respectively.  Independence American began assuming 20% of IHC’s DBL business effective July 1, 2004.  Premiums relating to DBL were $1,049,000 and $1,050,000 for 2005 and 2004, respectively.  Independence American began assuming 10% of IHC’s small group medical business effective January 1, 2005.  Premiums relating to small group major medical were $1,188,000 and $0 for 2005 and 2004, respectively.  Independence American began writing and assuming STM business in 2005.  Premiums relating to STM were $65,000 (of which $45,000 was assumed from IHC) and $0 for 2005 and 2004, respectively.

MGU Fee Income.  MGU fee income decreased $729,000 to $3,546,000 for the three months ended September 30, 2005, compared to $4,275,000 for the three months ended September 30, 2004.  MGU fee income-regular decreased $677,000 to $3,120,000 as the MGUs have decreased their block of business in an effort to improve margins. MGU fee income-profit-sharing commission decreased $52,000 to $426,000 for the three months ended September 30, 2005, compared to $478,000 for the three months ended September 30, 2004 due to higher loss ratios experienced on the MGU’s block of business in more recent treaty years.

Net Investment Income.  Net investment income increased $27,000 to $624,000 for the three months ended September 30, 2005, compared to $597,000 for the three months ended September 30, 2004, mainly due to lower yields partially offset by higher invested assets.  The return on investments of the Company was 4.5% in the three months ended September 30, 2005 and 5.3% for the comparable period in 2004.

Net Realized Gains.  Net realized gains decreased $53,000 to $36,000 for the three months ended September 30, 2005, compared to $89,000 for the same period of 2004.  The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  Offsetting net realized gains for the three months ended September 30, 2004, is a realized loss of $9,000 from unrealized losses on securities that the Company deemed to be other than temporary in nature.  For the three months ended September 30, 2005, there was no realized loss from unrealized losses on securities that the Company deemed to be other than temporary in nature.

Insurance Benefits, Claims and Reserves.  Insurance, benefits claims and reserves increased $853,000 to $11,584,000 for the three months ended September 30, 2005, compared to $10,731,000 for the three months ended September 30, 2004, an increase of 8%.  The increase is primarily due to an increase in loss ratios on the Company’s medical stop-loss business in 2005 as compared to 2004, due to unfavorable loss development on the 2004 treaty year recognized during the third quarter of 2005 and an increase in premiums earned.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $169,000 to $7,315,000 for the three months ended September 30, 2005, compared to $7,484,000 for the three months ended September 30, 2004.  The decrease is primarily due to a franchise tax refund of $65,000 and a reversal of the restructuring reserve of $67,000.

Amortization and Depreciation.  Amortization and depreciation expense decreased $156,000 to $275,000 for the three months ended September 30, 2005, compared to $431,000 for the three months ended September 30, 2004.  The expense mainly relates to the amortization of the intangible assets for the value of broker and TPA relationships of the MGUs.  These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and IndependenceCare-MidAtlantic.  Amortization expense for these intangible assets will decline over the useful lives of the assets.

Non-Cash Compensation Expense Related to Stock Options.  Non-cash compensation expense related to stock options decreased $23,000 to $63,000 for the three months ended September 30, 2005, compared to $86,000 for the three months ended September 30, 2004.  This expense relates to the fair value of options issued and accounted for under SFAS No. 123.

Income Taxes.    The provision for income taxes decreased $323,000 to $678,000, an effective rate of 37.5%, for the three months ended September 30, 2005, compared to $1,001,000, an effective rate of 37.6%, for the three months ended September 30, 2004.  Net income for the third quarter of 2005 and 2004 includes a non-cash provision for federal income taxes of $577,000 and $842,000, respectively.  For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Loss on Discontinued Operations.  Loss on discontinued operations was $59,000 for the three months ended September 30, 2005, and $0 for the three months ended September 30, 2004.  The loss in 2005 was primarily the result of the re-estimation of lease costs related to the Company’s discontinued Intellicom operation.

Net Income.  The Company had net income of $1,073,000, or $.13 per share, diluted, for the three months ended September 30, 2005, compared to $1,662,000 or $.19 per share, diluted, for the three months ended September 30, 2004.

Results of Operations for the Nine Months Ended September 30, 2005, Compared to the Nine Months Ended September 30, 2004

Premiums Earned.  Premiums earned increased $5,556,000 to $49,309,000 for the nine months ended September 30, 2005, compared to $43,753,000 for the nine months ended September 30, 2004, an increase of 13%.  The Company currently assumes three lines of business from IHC.  Independence American assumed 22.7% ($35,491,000) and 18.9% ($35,213,000) of IHC’s Medical Stop-Loss business for the nine months ended September 30, 2005 and 2004, respectively.  Total premiums relating to Medical Stop-Loss were $43,382,000 and $42,703,000 for the nine months ended September 30, 2005 and 2004, respectively, primarily due to an increase in retention.  Independence American began assuming 20% of IHC’s DBL business effective July 1, 2004.  Premiums relating to DBL were $3,081,000 and $1,050,000 for 2005 and 2004, respectively.  Independence American began assuming 10% of IHC’s small group medical business effective January 1, 2005.  Premiums relating to small group major medical were $2,781,000 and $0 for 2005 and 2004, respectively.  Independence American began writing and assuming STM business effective July 1, 2005.  Premiums relating to STM were $65,000 (of which $45,000 was assumed from IHC) and $0 for 2005 and 2004, respectively.

MGU Fee Income.  MGU fee income decreased $2,274,000 to $10,890,000 for the nine months ended September 30, 2005, compared to $13,164,000 for the nine months ended September 30, 2004.  MGU fee income-regular decreased $1,780,000 to $9,348,000 as the MGUs have decreased their block of business in an effort to improve margins. MGU fee income-profit-sharing commission decreased $494,000 to $1,542,000 for the nine months ended September 30, 2005, compared to $2,036,000 for the nine months ended September 30, 2004, due to higher loss ratios experienced on the MGU’s block of business in more recent treaty years.

Net Investment Income.  Net investment income increased $52,000 to $1,754,000 for the nine months ended September 30, 2005, compared to $1,702,000 for the nine months ended September 30, 2004, mainly due to lower yields partially offset by an increase in invested assets.  The return on investments of the Company was 4.6% in the first nine months of 2005 and 5.1% for the comparable period in 2004.

Net Realized Gains.  Net realized gains decreased $95,000 to $250,000 for the nine months ended September 30, 2005, compared to $345,000 for the same period of 2004.  The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  Offsetting net realized gains for the nine months ended September 30, 2004, is a realized loss of $53,000 from unrealized losses on securities that the Company deemed to be other than temporary in nature.  For the nine months ended September 30, 2005, there was no realized loss from unrealized losses on securities that the Company deemed to be other than temporary in nature.

Insurance Benefits, Claims and Reserves.  Insurance, benefits claims and reserves increased $3,686,000 to $31,760,000 for the nine months ended September 30, 2005, compared to $28,074,000 for the nine months ended September 30, 2004, an increase of 13%.  The increase is primarily due to an increase in premiums earned and an increase in loss ratios on the Company’s Medical Stop-Loss business in the first nine months of 2005 as compared to the first nine months of 2004, due to unfavorable loss development on the 2004 treaty year partially offset by favorable loss development on the 2003 treaty year recognized during the first nine months of 2005.

Selling, General and Administrative.  Selling, general and administrative expenses increased $2,087,000 to $23,423,000 for the nine months ended September 30, 2005, compared to $21,336,000 for the nine months ended September 30, 2004.  The increase is primarily due to $2,145,000 higher commission expense incurred by Independence American resulting from an increase in premium volume in 2005.

Amortization and Depreciation.  Amortization and depreciation expense decreased $409,000 to $825,000 for the nine months ended September 30, 2005, compared to $1,234,000 for the nine months ended September 30, 2004.  The expense mainly relates to the amortization of the intangible assets for the value of broker and TPA relationships of the MGUs.  These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and IndependenceCare-MidAtlantic.  Amortization expense for these intangible assets will decline over the useful lives of the assets.

Non-Cash Compensation Expense Related to Stock Options.  Non-cash compensation expense related to stock options decreased $188,000 to $165,000 for the nine months ended September 30, 2005, compared to $353,000 for the nine months ended September 30, 2004.  This expense primarily relates to the fair value of options issued and accounted for under SFAS No. 123.

Income Taxes.    The provision for income taxes decreased $763,000 to $2,149,000, an effective rate of 37.7%, for the nine months ended September 30, 2005, compared to $2,912,000, an effective rate of 38.8% for the nine months ended September 30, 2004.  Net income for the first nine months of 2005 and 2004 includes a non-cash provision for federal income taxes of $1,833,000 and $2,326,000, respectively.  For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Loss/Gain on Discontinued Operations.  Loss on discontinued operations was $59,000 compared to a gain of $10,000 for the nine months ended September 30, 2004. The loss in 2005 was primarily the result of the re-estimation of lease costs related to the Company’s discontinued Intellicom operations.

Net Income.  The Company had net income of $3,488,000 or $.41 per share, diluted, for the nine months ended September 30, 2005, compared to $4,595,000 or $.54 per share, diluted, for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Independence American maintains a revolving Letter of Credit (“LOC”) with a financial institution to support reinsurance obligations of Independence American in the ordinary course of business.  The LOC has an outstanding face up to $5,000,000 although Independence American has not drawn upon funds to date.  The LOC renews October 15 of each year, unless cancelled by Independence American.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  There are no regulatory constraints on the MGUs’ ability to dividend to the parent company, however, state insurance laws have restrictions relating to the ability of the parent company to use cash generated by Independence American.

Cash Flows

As of September 30, 2005 the Company had $54,559,000 of cash, cash equivalents, and investments net of amounts due to brokers compared with $47,499,000 as of December 31, 2004.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2005 was $7,610,000.  Net cash flows were generated from premium volume and fees from MGUs, partially offset by higher claims and losses.

Net cash used by investing activities of continuing operations for the nine months ended September 30, 2005 was $2,359,000.  This resulted from purchases of fixed maturities, equity securities, and short-term investments, net of sales of all such securities.

Net cash provided by financing activities from continuing operations was $123,000 resulting from the exercise of common stock options during the nine months ended September 30, 2005.

At September 30, 2005, the Company had $16,151,000 of restricted cash at the MGUs.  The amount at the MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $16,151,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by the MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by the MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each risk taker.  In addition to the premium being held at the MGUs, the MGUs are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each risk taker into a bank account that the MGUs can access.  The cash is used by the MGUs to pay claims on behalf of the risk takers.  The availability of cash enables the MGUs to reimburse claims in a timely manner.

The Company has $19,238,000 of insurance reserves that it expects to pay out of assets and cash flows from future business.  If necessary, the Company could sell its fixed maturity investments if the timing of claim payments associated with insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued cash usage for its discontinued operations for the year ending December 31, 2005.

The relative maturity distribution of the Company’s contractual obligations at September 30, 2005 is not materially different than that reported in the schedule of such obligations at December 31, 2004, which was included in Item 7 of the Company’s Annual Report on Form 10-K.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments.  The Company's gross unrealized losses on investments totaled $791,000 at September 30, 2005.  Substantially all of these securities were investment grade.  The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at  September 30, 2005.  The Company holds all fixed maturities and preferred stock as available-for-sale and accordingly marks such investments to market through accumulated other comprehensive income (loss).

Outlook

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 36 states and the District of Columbia, and has improved to a B++ (Very Good) rating from A.M. Best Company, Inc. ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

Independence American is primarily a reinsurer, and currently derives most of its Medical Stop-Loss business from pro-rata quota share reinsurance treaties (the “IHC Treaties”) with Standard Life and Madison Life.  IHC owns 48% of the Company’s common stock.  The IHC Treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.

Upon renewal of each of the programs underlying the IHC Treaties, Standard Life and Madison Life determine the maximum percentage of risk to be offered to Independence American and Independence American determines the percentage that it wishes to accept. A typical pro rata quota share reinsurance treaty is for a twelve month period in which the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion for all policies written with an effective date within this period.  Most treaties run from January 1 to December 31, but others could begin and end in other periods.  Therefore the percentage ceded could change as the year progresses.

With respect to the IHC Treaties, the Company’s operating results are affected by the following factors: (i) the percentage of business ceded to Independence American pursuant to the IHC Treaties; (ii) the amount of gross premium written by Standard Life and Madison Life that can be ceded pursuant to the IHC Treaties; and (iii) the profitability of the business ceded.

IHC must cede a minimum of 15% of its Medical Stop-Loss business to Independence American, and IHC has increased this percentage each year since inception of the IHC Treaties.   Standard Life, Madison Life and Independence American have received regulatory approval for Standard Life and Madison Life to cede up to 30% to Independence American under most of IHC’s Medical Stop-Loss programs. For the nine months ended September 30, 2005 and September 30, 2004, Standard Life and Madison Life ceded an average of 22.7% and 18.9%, respectively, of their Medical Stop-Loss business to Independence American.  This increase in ceding percentage combined with the DBL and new group major medical and STM products ceded from IHC accounts for the majority of the 13% increase in premiums earned.

Premiums increased 59% from the twelve months ended December 31, 2004 as compared to the same period of 2003.  The Company does not expect a similar increase in premiums earned in 2005, due to a smaller increase in the percentage ceded under the IHC Treaties during 2005 as compared to the increase in prior years.  In addition to the increase in the percentage of business IHC ceded to Independence American, IHC reported that in 2004 it wrote $291 million of gross Medical Stop-Loss premiums, an increase of 13% from the $257 million it wrote in 2003.  IHC has also reported, and the MGUs also expect, that gross Medical Stop-Loss premiums will decrease in 2005 as a result of writing and/or renewing fewer policies due to stricter underwriting guidelines imposed by IHC, partially offset by increases in rates on the policies retained.  This will result in a decrease in the gross amount of premium available to be ceded to Independence American and will adversely affect MGU income in 2005. Although, there is no guaranty that IHC will continue to increase the amount of business ceded to Independence American or, in fact, cede in excess of 15%, the AMIC MGUs are the largest producers of Medical Stop-Loss business for IHC, controlling a majority of this premium in 2005.

If Independence American, Standard Life, and Madison Life had agreed to increase the average amount ceded to Independence American by 1% (from the 19.3% ceded for the twelve months ended December 31, 2004) and Standard Life’s and Madison Life’s gross written premium had remained unchanged, Independence American’s premium would have increased by approximately $2.5 million, which is approximately 4% of total net premiums earned for the year ended December 31, 2004. That premium, however, would not have flowed directly to pre-tax operating income because of insurance benefits, claims and reserves and other expenses attributable to the increase in premiums.

 The Medical Stop-Loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a “softer” market. The Medical Stop-Loss market began to “soften” in 2003 and less favorable conditions continued through 2005. As a result of these market conditions, the rate that the carriers that cede business to the Company were able to charge for Medical Stop-Loss increased at a lesser rate in recent years however, increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces the risk taker’s overall risk exposure.  Despite these market conditions, the Company produced profitable results in 2003 and 2004, and expects continued profitability in 2005.  However, profit sharing commissions for 2005 and future years will be adversely affected by higher loss ratios for business written in 2003 and 2004 for certain of the MGUs.  The Company remains optimistic that it will continue to produce profitable results due to stricter underwriting guidelines.

Therefore, the impact on the Company’s operating results relating to the IHC Treaties can be summarized as follows: (i) assuming continuing profitability of the underlying business, the Company’s results would be positively impacted if IHC were to cede a higher percentage and  adversely affected if IHC were to cede less; (ii) Independence American’s income and the AMIC MGUs’ income would be negatively impacted if IHC’s gross premium were to decrease,  and (iii) Independence American’s profitability and the AMIC MGU’s profit sharing income in future years would be positively affected if IHC were to produce higher profit margins, and negatively impacted if loss ratios increase.

Commencing in July 2004, Independence American began reinsuring 20% of Standard Life’s DBL.  Standard Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  In 2005, Standard Life and Madison Life began ceding 10% of employer-sponsored group major medical, and 10% of its individual short-term medical products (“Short-Term”) to Independence American. Standard Life and Madison Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  The Company does not expect the amount ceded to it from IHC will change significantly in the next twelve months.

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

In the Company's analysis, a 100 to 200 basis point change in interest rates on the Company’s liabilities would not be expected to have a material adverse effect on the Company and is not materially different than the expected change at December 31, 2004 included in Item 7 of the Company’s Annual Report on Form 10-K. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Item 4.  Controls and Procedures

The President and the Chief Financial Officer of the Company (its principal executive officer and its principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is involved in legal proceedings and claims which arise in the ordinary course of its discontinued businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of pending legal proceedings and claims are not expected to have a material adverse effect on its results of operations, financial condition or cash flows, although there could be such an effect on its results of operations for a particular period.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung__________________________ Roy T.K. Thung Chief Executive Officer	Date:	November 9, 2005

/s/ Teresa A. Herbert________________________ Teresa A. Herbert Vice President and Chief Financial Officer	Date:	November 9, 2005