Form 10-K
period 2005-12-31
AMERICAN INDEPENDENCE CORP
filed 2006-03-16
CIK 97196

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

(212) 355-4141

Registrant's telephone number, including area code:

NONE

Securities registered pursuant to Section 12(b) of the Act

COMMON STOCK, $0.01 PER SHARE

Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[   ] Yes

        [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

[   ] Yes

        [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes[X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]

Accelerated filer [X]

Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes

        [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2005 was $63,523,000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

Class

Outstanding at March 14, 2006

Common Stock, $0.01 par value

8,451,223

Documents Incorporated by Reference

Proxy Statement for Registrant's 2006 Annual Meeting of Stockholders (Part III)

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

SAFE HARBOR STATEMENT

From time to time, information provided by the Company, including but not limited to statements in this Item and in Item 7, other statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those anticipated. Set forth in Item 1A are certain such factors identified by the Company.  Additional risks and uncertainties and contingencies not presently known to the Company or that the Company currently deems immaterial could also cause the Company's results, performance or achievements to differ materially from those predicted in any forward-looking statement made by or on behalf of the Company.

Principal Products and Services

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 36 states and the District of Columbia, and has a B++ (Very Good) rating from A.M. Best Company, Inc. ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

During 2005, 99% of Independence American’s premiums were derived from assumed reinsurance premiums.  In 2005, 87% of this premium was related to medical stop-loss business, 7% was related to fully-insured health business, and 6% was related to short-term statutory disability benefit product in New York State ("DBL").  Of the medical stop-loss premium, 83% was generated primarily from pro rata reinsurance treaties with Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") pursuant to which Standard Security Life and Madison National Life, respectively, will cede, at treaty renewals, at least 15% (and may cede up to 30%) of their Medical Stop-Loss business to Independence American. Standard Security Life and Madison National Life are wholly-owned subsidiaries of Independence Holding Company ("IHC"), which is a 48% shareholder of the Company.  For 2005, Standard Security Life and Madison National Life ceded an average of 21.9% of their Medical Stop-Loss business to Independence American.  The reinsurance treaties between Independence American and Standard Security Life and Independence American and Madison National Life terminate December 31, 2014, unless terminated sooner by Independence American. Standard Security Life, which is domiciled in New York, has an A (Excellent) rating from A.M. Best, and is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin, has an A- (Excellent) rating from A.M. Best, is licensed to sell insurance products in 49 states, the District of Columbia and the Virgin Islands, and is an accredited reinsurer in New York.  The balance of the Medical Stop-Loss assumed reinsurance premium was related to business written by unaffiliated carriers on nine other programs.

For 2005, Independence American received between 15% and 25% of the premium on these unaffiliated programs.  For more general information on types of reinsurance, see “Reinsurance” below.  In 2005, Independence American wrote a nominal amount of provider excess loss and short-term medical.  The Company's strategic plan is to expand the business it writes directly on Independence American.

Medical Stop-Loss

Independence American primarily reinsures employer Medical Stop-Loss insurance for self-insured group medical plans. Self-insured plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through other health care plans provided by an insurer or Health Maintenance Organization ("HMO").  Employer Medical Stop-Loss insurance allows self-insured employers to manage the risk of excessive health insurance costs under self funded plans by limiting the employer's health care expenses to a predetermined amount. This stop-loss coverage is available on either a "specific" or a "specific and aggregate" basis.  Specific stop-loss coverage reimburses employers for large claims incurred by an individual employee or dependent.  When an employee or dependent's covered claims exceed the specific stop-loss deductible, covered amounts in excess of the deductible are reimbursable to the employer under the specific stop-loss policy.  The specific stop-loss deductible is selected based on the number of covered employees, the employer's capacity to assume some of the risk, and the medical claim experience of the plan. Aggregate stop-loss coverage protects the employer against fluctuations due to claim frequency.  The employer's overall claim liability is limited to a certain dollar amount, often referred to as the attachment point.  An aggregate stop-loss policy usually provides reimbursement when coverage claims for the plan as a whole exceed the aggregate attachment point.  Many of the stop-loss policies Independence American reinsures cover specific claims only.  Standard Security Life and Madison National Life market employer Medical Stop-Loss insurance nationally through a network of managing general underwriters ("MGUs"), which are non-salaried contractors that receive administrative fees. Standard Security Life currently markets this product through 13 MGUs, including IndependenceCare, RAS, Marlton and Majestic.  Madison National Life currently markets through five MGUs, including IndependenceCare - MidAtlantic.  MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by Standard Security Life and Madison National Life, billing and collecting premiums from the employers, paying commissions to agents, Third Party Administrators ("TPAs") and/or brokers, and adjudicating claims.  Standard Security Life and Madison National Life are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves.

Since 2002, Independence American has issued and/or reinsured managed care excess coverages, including provider excess loss insurance and HMO Reinsurance.  Independence American issues and reinsures provider excess loss insurance on a specific loss basis only.  This product is marketed to providers, managed care organizations, including provider hospital organizations, hospital groups, physician groups and individual practice associations (collectively "MCOs") that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation. Independence American is currently approved to write provider excess loss insurance in 14 states.  This product is written through IndependenceCare and another MGU in which IHC has a 50% interest.  These MGUs are responsible for marketing, underwriting, billing and collection of premiums, and medically managing, administering and adjudicating claims. Independence American also reinsures provider excess loss insurance written through IndependenceCare and this other MGU and issued by Standard Security Life on a specific loss basis only. Independence American reinsures HMO Reinsurance coverage written by Standard Security Life and marketed through IndependenceCare. This coverage protects HMOs against excess losses incurred under an HMO health plan and is marketed to HMOs that desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation.

The Company's strategic plan is to expand the employer Medical Stop-Loss business it writes on Independence American paper.  As of March 1, 2006, Independence American had employer Medical Stop-Loss policies approved in 26 states.  In February 2006, Independence American entered into an agreement with a marketing organization to begin writing Employer Medical Stop-Loss business with Independence American immediately, and to transfer its approximately $8 million block of this line of business (primarily in Texas and North Carolina) to Independence American at each renewal date (see Note 21 of Notes to Consolidated Financial Statements).  Independence American has an approved Medical Stop-Loss policy in Texas, but is not currently licensed to write business in North Carolina, although it has an application pending. To the extent Independence American’s policy is not approved in any state where required, it is anticipated that the business will be written by Madison National Life and a substantial portion of the risk ceded to Independence American, until Independence American has all necessary approvals.

Primarily as a result of this marketing agreement, AMIC anticipates significant growth in Medical Stop-Loss business written by Independence American beginning in the second quarter of 2006 and in future years, and believes that the amount of this line of business reinsured will remain relatively stable unless IHC greatly expands the amount of business written by its carriers.

Fully-Insured Health

Consumer Driven Health Plans (“CDHPs”)

During 2005, Independence American reinsured 10% of the group major medical (primarily Consumer Driven Health Plans ("CDHPs") business written by Standard Security Life and Madison National Life.  This business, generally written through agents and brokers that receive commissions, is fully insured major medical coverage designed to work with health reimbursement accounts ("HRA") and health savings accounts ("HSA") which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as Preferred Provider Organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment.  Independence American will be filing group major medical in nine states and major medical plans for individuals and families that include CDHP products in 15 states in early 2006.  As described above, in February 2006, Independence American entered into an agreement with a marketing organization to begin writing group major medical business with Independence American in 2007, and to transfer its approximately $27 million block of this line of business (primarily in Texas and North Carolina) to Independence American in 2007.  Independence American expects to have its group major medical policy approved in Texas prior to the transfer date, and hopes to be licensed and have an approved product in North Carolina.  To the extent Independence American's policy is not approved in any state where required, it is anticipated that the business will be written by Madison National Life and a substantial portion of the risk ceded to Independence American, until Independence American has all necessary approvals.

Primarily as a result of this marketing agreement, AMIC anticipates significant growth in this line of business beginning in 2007 and in future years.  In addition, IHC has announced that it anticipates significant growth in this line of business in 2006 and in future years, which would mean more reinsurance premium for Independence American assuming the existing treaties with Standard Security Life and Madison National Life remain in effect.

Short-Term Medical (“STM”)

During 2005, Independence American reinsured 10% of the STM business written by Standard Security Life and Madison National Life.  This business, primarily written through agents and brokers that receive commissions, is designed specifically for people with transient needs for health coverage. Typically, STM products are written as major medical coverage with a defined duration, which is normally twelve months or less. Among the typical purchasers of STM products would be self-employed professionals, recent college graduates, people between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time.

Independence American began, during 2005, marketing STM directly to parents of graduating college students in a limited number of states through a direct mail campaign featuring www.ProtectYourGrad.com.  In

2006, Independence American will introduce a new campaign through www.HealtheGrad.com, which will utilize advertisements and “infomercials” on university television stations, e-mails and website advertising targeted towards graduating seniors who are searching employment, travel or graduate education sites.  In addition, Independence American will conduct a marketing campaign through its www.protectyourgrad.com website in conjunction with a leading distributor of caps and gowns to graduating college seniors.  Independence American will also place website banner advertisements and conduct tabletop marketing of the product during graduation week in select locations frequented by graduating seniors. Independence American will continue to test other methods of selling STM to uninsured persons in a cost efficient manner, and is currently approved to write STM in 31 states.

AMIC anticipates significant growth in STM business written by Independence American in 2006 and in future years.  In addition, IHC has announced that it anticipates significant growth in this line of business in 2006 and in future years, which would mean more reinsurance premium for Independence American assuming the existing treaties with Standard Security Life and Madison National Life remain in effect.

Short-term Statutory Disability

Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life's short-term statutory disability benefit product in New York State ("DBL").  All companies with more than one employee in New York State are required to provide DBL insurance for their employees.  DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability.  Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  The DBL business is marketed primarily through independent general agents.

AMIC expects the reinsurance premium from this line of business to remain relatively stable assuming the existing treaties with Standard Security Life and Madison National Life remain in effect.

Managing General Underwriters

The MGU’s are responsible for marketing, underwriting, billing and collecting premiums and administering and processing claims.  IndependenceCare and RAS are the two MGU Subsidiaries acquired as part of the November 2002 transaction with IHC.  IndependenceCare markets and underwrites employer Medical Stop-Loss, provider excess loss and HMO Reinsurance products for Standard Security Life, Madison National Life, Independence American and another carrier.  IndependenceCare currently has four operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C., IndependenceCare Underwriting Services - Southwest L.L.C. and IndependenceCare Underwriting Services - MidAtlantic LLC.  RAS markets and underwrites employer Medical Stop-Loss and group life for Standard Security Life and another carrier.

The Company acquired on February 10, 2003, but effective as of January 1, 2003, 80% of the business of two affiliated employer Medical Stop-Loss MGUs (the "Acquired MGUs").  The acquisition was accomplished by the formation of Marlton Risk Group LLC ("Marlton") into which the Acquired MGUs contributed all of their assets, and the Company contributed $16,000,000 cash for an 80% ownership interest.  The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Marlton, and Marlton assumed all of the liabilities of the Acquired MGUs.  Marlton is an MGU for employer Medical Stop-Loss and group life for Standard Security Life, Madison National Life and two other carriers.

On July 13, 2004, the Company acquired a 23% interest in Majestic Underwriters LLC ("Majestic"), an employer Medical Stop-Loss MGU.  IHC owns 52% of Majestic and Majestic's management owns the remaining 25%.  The purchase price for AMIC's interest in Majestic was $1,610,000.

Reinsurance

Reinsurance is an arrangement in which an insurance company (the "reinsurer") agrees to indemnify another insurance company (the "ceding company") against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts.  Reinsurance provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without an accompanying increase in capital and surplus.  There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type of category of risks insured by the ceding company.  Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company's underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company.  In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract.  Independence American currently only participates in treaty reinsurance. Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis.  Under pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion.  Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company's retention or reinsurer's attachment point, generally subject to a negotiated reinsurance contract limit.  Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk.  In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission.  The ceding commission generally is based on the ceding company's cost of acquiring and managing the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expenses).  Independence American primarily participates in pro rata reinsurance for their Medical Stop-Loss business.

Federal Net Operating Loss Carryforwards

At December 31, 2005, AMIC had consolidated net operating loss carryforwards ("NOLs") of approximately $278 million for federal income tax purposes.  Some or all of the NOL carryforwards may be available to offset, for federal income tax purposes, the future taxable income, if any, of AMIC as described in more detail in Note 14 of the Notes to Consolidated Financial Statements.  The Internal Revenue Service ("IRS") has not audited any of AMIC's tax returns for any of the years during the carryforward period, including those returns for the years in which the losses giving rise to the NOL carryforward were reported.

AMIC's ability to utilize its NOL's would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code").  Generally, an "ownership change" occurs if one or more "5% Stockholders" (which generally includes any stockholder who owns five percent or more in value of a company's capital stock) increase their aggregate percentage ownership by more than 50 percentage points over the lowest percentage of stock owned by such stockholders over the preceding three-year period.  For this purpose, all holders who each own less than five percent of a company's capital stock generally are treated together as a single "5% Stockholder."  In addition, certain attribution rules, which generally attribute ownership of stock to the ultimate beneficial owner thereof without regard to ownership by nominees, trusts, corporations, partnerships, or other entities, are applied to determine the level of stock ownership of a particular stockholder.  Transactions in the public markets among stockholders owning less than five percent of the equity securities are generally not included in the calculation, but acquisitions by a person causing that person to become a five percent or more stockholder may be treated as a five percentage (or more) point change in ownership, regardless of the size of the purchase that caused the threshold to be exceeded.

In order to reduce the risk of an ownership change, in November 2002, AMIC's stockholders approved an amendment to its Certificate of Incorporation restricting transfers of shares of its common stock that could result in the imposition of limitations on the use, for federal, state and city income tax purposes, of AMIC's carryforwards of net operating losses and certain federal income tax credits.  The Certificate of Incorporation generally restricts any person from attempting to sell, transfer or dispose, or purchase or acquire any AMIC stock, if such transfer would affect the percentage of AMIC stock owned by a 5% stockholder.  Any person attempting such a transfer will be required, prior to the date of any proposed transfer, to request in writing that the board of directors review the proposed transfer and authorize or not authorize such proposed transfer.  Any attempted transfer made in violation of the stock transfer restrictions will be null and void.  In the event of an attempted or purported transfer involving a sale or disposition of capital stock in violation of stock transfer restrictions, the transferor shall remain the owner of such shares.  Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by AMIC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Code.

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's Board of Directors.  As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents.  At December 31, 2005, 97% of the fixed maturities were investment grade.  The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

Liabilities for insurance reserves were computed using information derived from actual historical premium and claim data.  These methods are widely used in the health insurance industry to estimate the liabilities for insurance reserves. Inherent in these calculations are management and actuarial judgments and estimates which could significantly impact the ending reserve liabilities and, consequently, operating results.  Actual results may differ, and these estimates are subject to interpretation and change.  See critical accounting policies for further explanation of insurance reserve calculation.

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

The Company is an insurance holding company; as such, it is subject to regulation and supervision by the insurance supervisory agency of Delaware.  Independence American is also subject to regulation and supervision in all jurisdictions in which it is licensed to transact business.  These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made.  Such regulation is primarily designed for the benefit of policyholders rather than the stockholders of an insurance company or holding company.

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

In a separate transaction, on July 30, 2002, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 1,666,666 shares of common stock at $9.00 per share for a total value of $15 million.  As a result of this transaction, PCCW's two appointees resigned from the Company's Board of Directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, President and Chief Executive Officer of IHC, were appointed to the Company's Board of Directors.  On April 22, 2003, a wholly-owned subsidiary of IHC completed its tender for one million shares of the common stock of the Company at $9.00 per share for a total value of $9,000,000.  On December 22, 2003, IHC purchased 613,401 shares in the market and through private transactions.  During 2004, IHC purchased an additional 1% interest in the Company, bringing its aggregate interest in the Company to 40%.  During 2005, IHC purchased an additional 8% interest, bringing its aggregate interest in the Company to 48%.

The operating results of these discontinued operations have been segregated from continuing operations and are reported as a gain (loss) from discontinued operations on the consolidated statements of operations.  Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities.  The actual results could differ from these estimates.  The estimated loss on disposition reserve of all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.  The cash flows used in discontinued operations are presented separately in the operating activities section of the statement of cash flows; there were no cash flows associated with investing and financing activities for the years presented for discontinued operations.

Discontinued Operations of Intelligent Communications, Inc. ("Intellicom")

On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc.  Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Principally due to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company has reserves for discontinued operations of Intellicom of $808,000 for this liability at December 31, 2005.

Discontinued Operations of Aerzone Corporation ("Aerzone")

On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.) to provide high-speed Internet access to global business travelers.  As part of the Aerzone business, the Company acquired Laptop Lane, on April 21, 2000.  On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets.  The Company has no remaining reserve for Aerzone at December 31, 2005.

Discontinued Operations of ISP Channel, Inc. ("ISP Channel")

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and the Company was no longer able to bear the costs of maintaining the ISP Channel.  The Company has no remaining reserve for ISP Channel at December 31, 2005.

Discontinued Operations of Micrographic Technology Corporation ("MTC")

As a result of the December 31, 1999 sale of MTC to Global Information Distribution GmbH ("GID") the Company discontinued operations of MTC.  The Company has no remaining reserve for MTC at December 31, 2005.

Discontinued Operations of Kansas Communications, Inc ("KCI")

As a result of the February 12, 1999 sale of the assets of the telecommunications segment, KCI, to Convergent Communications Services, Inc., the Company discontinued this segment.  The Company has no remaining reserve for KCI at December 31, 2005.

Employees

The Company has 77 employees as of December 31, 2005.  We consider our relationship with our employees to be satisfactory.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones that the Company faces but only those identified by the Company, in accordance with the requirements of Item 503(c) of Regulation S-K, as being the most significant factors that make investment in the Company speculative or risky and that have special application to the Company.  Additional risks and uncertainties not presently known to the Company or that the Company currently deems less significant than identified herein may also make investment in the Company speculative or risky.

If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company's common stock could decline.

The Company's Loss Reserves are Based on an Estimate of Its Future Liability, and if Actual Claims Prove to be Greater Than The Company's Reserves, Its Results of Operations and Financial Condition May Be Adversely Affected

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees, and costs not associated with specific claims but related to the claims payment functions for reported and unreported claims incurred as of the end of each accounting period. Because setting reserves is inherently uncertain, the Company cannot be sure that current reserves will prove adequate. If the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings, and these charges could be material. Reserves do not represent an exact calculation of liability.  Rather, reserves represent an estimate of what the Company expects the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on the Company's assessment of facts and circumstances then known. Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting lag between the occurrence of the insured event and the time it is reported to the Company.  The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed.

The Company's Results May Fluctuate as a Result of Factors Generally Affecting the Insurance and Reinsurance Industry

The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause the Company's results to fluctuate. The industries and the Company's financial condition and results of operations may be affected significantly by:

•

Fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital;

•

Rising levels of actual costs that are not known by companies at the time they price their products;

•

Losses related to epidemics, terrorist activities, random acts of violence or declared or undeclared war;

•

Changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers' liability;

•

The overall level of economic activity and the competitive environment in the industry;

•

Greater than expected use of healthcare services by members;

•

New mandated benefits or other regulatory changes that increase the Company’s costs; and

•

Failure of MGUs to adhere to underwriting guidelines as required by the Company in its MGU agreements.

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

If the Rating Agencies Downgrade Independence American, the Company's Results of Operations and Competitive Position in the Industry May Suffer

Ratings are an important factor in establishing the competitive position of insurance companies. Independence American is rated B++ (Very Good) by A.M. Best Company, Inc., whose ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders, and are not evaluations directed to investors. The rating of Independence American is subject to periodic review by A.M. Best Company, Inc., and the Company is not assured of the continued retention of this rating.  If A.M. Best Company, Inc. reduces Independence American's ratings from its current levels, the Company's business would be adversely affected.

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

Adherence by the MGU’s to Underwriting Guidelines

The Company’s MGU agreements require that the MGU follow underwriting guidelines published by the company and amended from time to time.  Failure to follow these guidelines may result in termination or modification of the MGU agreement.  The Company performs periodic audits to confirm adherence to the guidelines, but it is possible that the Company would not detect a breach in the guidelines for several months after the infraction which could result in a material impact on the loss ratio for that MGU and could have a material impact on the Company’s financial condition, results of operations and liquidity.

Inability to Assess Underwriting Risk Accurately Could Reduce Net Income

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

•

Approval of policy forms and premium rates;

•

Standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

•

Licensing of insurers and their agents;

•

Restrictions on the nature, quality and concentration of investments;

•

Restrictions on the ability of Independence American to pay dividends to the Company;

•

Restrictions on transactions between insurance companies and their affiliates;

•

Restrictions on the size of risks insurable under a single policy;

•

Requiring deposits for the benefit of policyholders;

•

Requiring certain methods of accounting;

•

Prescribing the form and content of records of financial condition required to be filed; and

•

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

Certain Proposed Federal and State Legislation May, if Adopted, Adversely Affect the Company's Insurance Products

In the continuing debate over health care reform, certain federal and state legislation has been proposed which could have the effect of making plan sponsors, administrators, or certain other parties liable for punitive damages in state court.  State legislatures also periodically consider bills to fund deficits in state high-risk health care pools that through assessments that will place an additional financial burden on employee benefit plans.  While the Company cannot predict whether any of these or other proposals will be adopted or what, if any, impact enactment they would have on its insurance products, the number of employers offering health benefits or choosing self-insured plans could be reduced, plans could increase the portion paid by employees (thereby reducing participation), pricing and coverage options could be affected, and the Company could be faced with greater liability exposure.

Decreases in the Fair Market Value of Fixed Maturities May Greatly Reduce the Value of the Company's Investment Portfolio, and as a Result, the Company's Financial Condition May Suffer

At December 31, 2005, fixed maturities represented $40.4 million or 83.3% of the Company's total investments of $48.5 million. The fair market value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by the Company will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of market value fluctuations affects the Company's Consolidated Financial Statements. Because all of the Company's fixed maturities are classified as available for sale, changes in the fair market value of the Company's securities are reflected in the Company's stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect the Company's stockholders' equity, total comprehensive income and/or cash flows.

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

The Occurrence of Various Events May Adversely Affect the Company's Ability to Utilize Fully Its Tax Net Operating Loss Carryforwards.

The Company has U.S. federal tax net operating loss carryforwards of approximately $278 million, which may be used against any profits from the Company's business.  However, events outside of the control of the Company or IHC, such as certain acquisitions and dispositions of the Company's common stock, may limit the use of all or a portion of the Company's tax net operating loss carryforwards.  If such events were to occur, the Company's expectation of using its tax net operating loss carryforwards against potential profits would not be realized and the Company could potentially have a higher tax liability in the future than it would otherwise have had.

Regulatory Restrictions Limit the Company's Ability to Obtain Dividends from Independence American

One of the Company's principal assets is its ownership, through a holding company, of all of the shares of capital stock of Independence American.  In the event that the Company needs to receive dividends from Independence American to meet its obligations for paying principal and interest on outstanding debt obligations, dividends to stockholders and corporate expenses, payment of such dividends by Independence American would be subject to regulatory restrictions and would depend on the surplus and future earnings of Independence American is subject to regulatory restrictions and would depend on the surplus and future earnings of Independence American, as well as the regulatory restrictions.  As a result, should the Company's other sources of funds prove to be inadequate, the Company may not be able to receive dividends from Independence American at times and in amounts necessary to meet its obligations.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

IndependenceCare leases 6,500 square feet of office space in Minneapolis, Minnesota, which expires on May 31, 2008; 1,200 square feet in Franklin, Tennessee, which expires on June 30, 2007; and 3,100 square feet in Austin, Texas, which expires on September 30, 2008.  RAS leases 4,200 square feet of office space in South Windsor, Connecticut, which expires on January 31, 2009.  Marlton leases 6,000 square feet of office space in Voorhees, New Jersey, which expires on January 31, 2009.

Item 3.

Legal Proceedings

The Company is involved in legal proceedings and claims which arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of pending legal proceedings and claims are not expected to have a material adverse effect on its financial condition or cash flows, although there could be such an effect on its results of operations for a particular period.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for the Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

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

Quarter Ended:	High	Low
December 31, 2005	$12.66	$10.75
September 30, 2005	$13.40	$12.35
June 30, 2005	$13.85	$12.04
March 31, 2005	$14.90	$13.05

Quarter Ended:	High	Low
December 31, 2004	$15.12	$14.50
September 30, 2004	$17.25	$14.95
June 30, 2004	$16.70	$14.81
March 31, 2004	$16.42	$11.89

At January 25, 2006, there were 81 record holders of the Company's common stock.  The closing price for the Company's common stock at December 31, 2005 was $11.49.

AMIC's ability to utilize its Federal Net Operating Loss Carrryforwards ("NOLs") would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. AMIC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year '"testing period" by "5% stockholders".  In order to reduce the risk of an ownership change, in November 2002, AMIC's stockholders approved an amendment to its Certificate of Incorporation restricting transfers of shares of its common stock that could result in the imposition of limitations on the use, for federal, state and city income tax purposes, of AMIC's carryforwards of net operating losses and certain federal income tax credits.  The Certificate of Incorporation generally restricts any person from attempting to sell, transfer or dispose, or purchase or acquire any AMIC stock, if such transfer would affect the percentage of AMIC stock owned by a 5% stockholder.  Any person attempting such a transfer will be required, prior to the date of any proposed transfer, to request in writing that the board of directors review the proposed transfer and authorize or not authorize such proposed transfer.  Any attempted transfer made in violation of the stock transfer restrictions will be null and void.  In the event of an attempted or purported transfer involving a sale or disposition of capital stock in violation of stock transfer restrictions, the transferor shall remain the owner of such shares.  Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by AMIC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Code.

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

	Year Ended			Quarter Ended	Year Ended
	December 31,			December 31,	September 30,
	2005	2004	2003	2002 (a)	2002	2001
Income Data:
Total revenues	$83,130	$80,378	$55,553	$2,688	$1,730	$6,530
Net income (loss) applicable to common
shares from continuing operations	$5,519	$5,664	$12,561	$(5,577)	$(8,830)	$(24,518)
Balance Sheet Data:
Total investments	$48,481	$44,469	$38,258	$37,010	$40,910	$60,494
Total assets	129,732	124,395	112,868	83,489	70,814	84,500
Insurance liabilities	37,178	38,042	33,623	16,114	-	-
Long-term debt	-	-	-	-	-	-
Stockholders' equity	81,470	76,467	70,128	57,267	63,665	76,446
Per Share Data:
Basic income (loss) per common share
from continuing operations	$.65	$.67	$1.50	$(.66)	$(1.05)	$(2.94)
Diluted income (loss) per common
share from continuing operations	$.65	$.66	$1.49	$(.66)	$(1.05)	$(2.94)
Book value per common share	$9.64	$9.06	$8.33	$6.82	$7.58	$9.11

Notes:

Excludes all Internet service segments which are discontinued operations.

All per share data has been restated to show the effect of the Company's one for three reverse split on February 13, 2003 (see Note 2).

(a)  In the fourth quarter of 2002, the Company changed its fiscal year end from September 30 to December 31; accordingly, results have been separately disclosed for the three - month transition period ended December 31, 2002.

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8.

Item 7.

 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of the results of operations for the Company (in thousands):

	Year Ended
	December 31,
	2005	2004	2003

Revenues	$83,130	$80,378	$55,553
Expenses	77,491	71,145	45,985
Income from continuing operations,
before income tax	5,639	9,233	9,568
Provision (benefit) for income taxes	120	3,569	(2,993)
Gain (loss) on disposition of
discontinued operations, net of tax	(59)	240	110
Net income	$5,460	$5,904	$12,671

Overview

The Company is an insurance holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries (the "MGUs") that currently specialize in Medical Stop-Loss.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 48% of AMIC's stock, and IHC's senior management has provided direction to the Company through service agreements between the Company and IHC.  Independence American’s primary source of income is reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede Medical Stop-Loss business to Independence American.  In addition, Independence American assumes fully-insured health and DBL premiums from IHC, and assumes Medical Stop-Loss premiums from unaffiliated carriers.

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

The following are highlights for the Company:

Corporate

•

In 2005 further reduced deferred tax asset valuation allowance by $2,079,000.

Independence American Insurance Company

•

2005 was negatively impacted by higher than expected claims from certain of Independence American's Medical Stop-Loss programs.  The Company recorded an overall Net Loss Ratio of 95.1%, 90.9% and

85.2% in 2005, 2004 and 2003, respectively.  The overall Net Loss Ratio ("Net Loss Ratio") is defined as insurance benefits, claims and reserves, divided by (premiums earned less underwriting expenses)

•

Premiums increased 10% to $66.1 million in the year ended December 31, 2005 from $60.2 million in the year ended 2004.

•

Began reinsuring 10% ($4.0 million) of IHC’s fully-insured health business on January 1, 2005.

•

Added three additional licenses in 2005, bringing total to 36 states and District of Columbia.

•

Average percentage of Medical Stop-Loss business ceded from IHC to Independence American increased to 21.9% during 2005 from 19.3% during 2004.

•

Began writing short-term medical business in the second quarter of 2005.

•

92% of invested assets in bonds and short-term investments, 97% of the bonds have the highest NAIC rating designation (NAIC ratings of 1 and 2 designation).

•

In February 2006, Independence American entered into an agreement to write fully insured and medical stop-loss insurance (see Note 21 of Notes to Consolidated Financial Statements).

MGU Division (IndependenceCare, Marlton, RAS)

•

In 2005, the MGUs wrote an aggregate of $101.3 million of annualized gross premium and generated pre-tax income of $4.0 million, as compared to $136.1 million and $6.8 million in 2004, respectively.  The MGUs wrote less premiums due, in part, to the continuing generally "soft" market.

•

In 2005, the MGUs generated revenues of $14.4 million, as compared to $17.7 million in 2004, a decrease of 19%, due to lower volume and lower profit commissions.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees, for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions and are maintained at levels that are estimated in accordance with GAAP.  The Company’s estimate of loss reserves represents management’s best estimate of the Company’s liability at the balance sheet date.

All of the Company’s policies are short-duration and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims or open claims from prior periods, including losses incurred for claims that have not been reported (“IBNR”). Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2005. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

Medical Stop-Loss

The Company’s Medical Stop-Loss business is comprised of Employer Stop-Loss, HMO Reinsurance and Provider Excess.  All of the Company’s Medical Stop-Loss policies are short-duration and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims or open claims from prior periods, including losses incurred for claims that have not been reported (“IBNR”). Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

The two “primary” or “key” assumptions underlying the calculation of loss reserves for Medical Stop-Loss business are (i) projected net loss ratio, and (ii) claim development patterns.  The projected net loss ratio is set at expected levels consistent with the underlying pricing assumptions (“Projected Net Loss Ratio”). Claim development patterns are set quarterly as reserve estimates are developed and are based on recent claim development history (“Claim Development Patterns”).  The Company uses the Projected Net Loss Ratio to establish reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on Claim Development Patterns.  The Company has concluded that a reasonably likely change in the Projected Net Loss Ratio assumption could have a material effect on the Company’s financial condition, results of operations, or liquidity (“Material Effect”) but a reasonably likely change in the Claim Development Pattern would not have a Material Effect.

Projected Net Loss Ratio

Generally, during the first twelve months of an underwriting year, reserves for Medical Stop-Loss are first set at the Projected Net Loss Ratio, which is set using pricing assumptions developed using completed prior experience trended forward. The Projected Net Loss Ratio is the Company’s best estimate of future performance until such time as developing losses provide a better indication of ultimate results.

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  While the Company believes that larger variations are possible (as is the case with the 2004 underwriting year which deviated by 10 loss ratio points), based on a review of historical net loss ratios experienced by the Company, the reasonably likely deviation from the expected loss ratio was between three and five loss ratio points.  Therefore, based on its experience to date, it was reasonably likely that the actual experience will fall within a range up to five loss ratio points  above or below the expected pricing loss ratio.  The impact of these reasonably likely changes at December 31, 2005, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $1.1 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2005 Consolidated Statement of Operations.

Major factors that affect the Projected Net Loss Ratio assumption in reserving for Medical Stop-Loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (iii) the adherence by the MGUs that produce and administer this business to the Company’s underwriting guidelines.   Changes in these underlying factors are what determine the reasonably likely changes in the Projected Net Loss Ratio as discussed above.

Claim Development Patterns

Subsequent to the first twelve months of an underwriting year, the Company’s developing losses provide a better indication of ultimate losses. At this point, claims have developed to a level where Claim Development Patterns can be applied to generate reasonably reliable estimates of ultimate claim levels.  Development factors based on historical patterns are applied to paid and reported claims to estimate fully developed claims. Claim Development Patterns are reviewed quarterly as reserve estimates are developed and are based on recent claim development history. The Company must determine whether changes in development represent true indications of emerging experience or are simply due to random claim fluctuations.

The Company also establishes its best estimates of claim development factors to be applied to more developed treaty year experience.  While these factors are based on historical Claim Development Patterns, actual claim development may vary from these estimates.  The Company does not believe that reasonably likely changes in its actual claim development patterns would have a Material Effect.

Predicting ultimate claims and estimating reserves in Medical Stop-Loss is more complex than first dollar medical and disability business due to the “excess of loss” nature of these products with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Fluctuations in results for specific coverage are primarily due to the severity and frequency of individual claims, whereas fluctuations in aggregate coverage are largely attributable to frequency of underlying claims rather than severity. Liabilities for first dollar medical reserves and disability coverages are computed using completion factors and expected loss ratios derived from actual historical premium and claim data.

Due to the short-term nature of Medical Stop-Loss, redundancies or deficiencies will typically emerge during the course of the following year rather than over a number of years.  For Employer Stop-Loss, as noted above, the Company maintains its reserves based on underlying pricing assumptions until it determines that an adjustment is appropriate based on emerging experience from its MGUs for prior underwriting years.  Reserves for HMO Reinsurance and Provider Excess are adjusted on a policy by policy basis.  Because of the small number of HMO Reinsurance and Provider Excess policies it writes, the Company is able to evaluate each policy individually for potential liability by reviewing open claims with each HMO or provider group and applying completion factors using historical data.

Fully Insured

Reserves for first dollar medical and dental business are established using historical claim development patterns.  Claim development by number of months elapsed from the incurred month is studied each month and development factors are calculated.  These claim development factors are then applied to the amount of claims paid to date for each incurred month to estimate fully complete claims.  The difference between fully complete claims and the claims paid to date is the estimated reserve.  Total reserves are the sum of the reserves for all incurred months.

The primary assumption in the determination of fully insured reserves is that historical claim development patterns are representative of future claim development patterns.  Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims and the incidence of unusually large claims.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impact of any changes in these factors are minimal.  The time delay in submission of claims tends to be stable over time and not subject to significant volatility.  The Company does not believe that any reasonably likely change in these factors will have a Material Effect.

Premium and MGU Fee Income Revenue Recognition

Direct and assumed premiums from short-duration contracts are recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided.  The Company records MGU fee income as policy premium payments are earned.  MGUs are compensated in two ways.  They earn fee income based on the volume of business produced, and collect profit-sharing commissions if such business exceeds certain profitability benchmarks.  Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where Claim Development Patterns can be applied to generate reasonably reliable estimates of ultimate claim levels.

Reinsurance

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life which are wholly-owned subsidiaries of IHC.  These treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their Medical Stop-Loss business to Independence American under these treaties.  Additionally, Standard Security Life, Madison National Life and Independence American have received regulatory approval to cede up to 30% to Independence American under most of IHC’s Medical Stop-Loss programs. For the twelve months ended December 31, 2005 and 2004, Standard Security Life and Madison National Life ceded an average of 21.9% and 19.3%, respectively, of their Medical Stop-Loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product (“DBL”) business.  In 2005, Standard Security Life and Madison National Life began ceding 10% of employer-sponsored group major medical, and 10% of its individual short-term medical products (“STM”) to Independence American.

IHC provides the Company with pro rata quota share reinsurance on business written by Independence American. This business accounted for approximately 1% of the Company’s total earned premiums at December 31, 2005.  Commencing in January 2004, Independence American began ceding 30% of its provider excess insurance to Madison National Life.  In January 2005, Independence American increased the amount ceded to Madison National Life to 55%. This treaty was entered into on January 1, 2004 and will remain in force for an indefinite period, unless terminated by either party as of any December 31. The Company is not aware of any regulatory or other restrictions on the ability of IHC to fund its obligations under agreements in which IHC reinsures such provider excess business.  Any such restrictions would at this point have a minimal impact on the Company.

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

The Company has net operating loss carryforwards for federal income tax purposes available to reduce future income subject to income taxes.  The net operating loss carryforwards expire between 2019 and 2024.

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

Investments

The Company accounts for its investments in debt and equity securities under SFAS No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale or trading securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in either accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

Declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in the Consolidated Statements of Operations as net realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are tested for impairment, on a reporting unit basis, at the end of the third quarter of each fiscal year, or more frequently if indicators arise. The Company defines its reporting units on a segment basis.

The Company’s other intangible assets consisting of broker/third party relationships are amortized over five years.

Discontinued Operations

The Company accounts for discontinued operations in accordance with Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB 30, the Company accrued estimates of expected liabilities related to discontinued operations through its eventual discharge. The estimated remaining liabilities related to discontinued operations include contract terminations, litigation and loss from operations subsequent to September 30, 2002. The Company reviews the estimated closure costs liability on a quarterly basis to determine changes in the costs of the discontinued operations activities.  The cash flows used in discontinued operations are presented separately in the operating activities section of the statement of cash flows; there were no cash flows associated with investing and financing activities for the years presented for discontinued operations.

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended December 31, 2005, Compared to the Fiscal Year Ended December 31, 2004

Premiums Earned. Premiums earned increased $5,915,000 to $66,118,000 for fiscal 2005, compared to $60,203,000 for fiscal 2004, an increase of 10%.  The Company currently reinsures three lines of business from Independence Holding Company ("IHC").  Total premiums relating to medical stop-loss were $57,732,000 and $57,998,000 for the fiscal years ended December 31, 2005 and 2004, respectively.  Premiums relating to DBL were $4,187,000 and $2,205,000 for 2005 and 2004, respectively.  IAIC began reinsuring 20% of IHC’s DBL business effective July 1, 2004. Premiums relating to small group major medical were $4,019,000 and $0 for 2005 and 2004, respectively.  IAIC began reinsuring 10% of IHC’s small group medical business effective January 1, 2005.  Independence American generated $180,000 of short-term medical premiums in 2005, which was the first year in which it wrote such business.

Net Investment Income.  Net investment income increased $210,000 to $2,501,000 for fiscal 2005, compared to $2,291,000 for fiscal 2004, due to a higher invested asset base in 2005, partially offset by a slightly lower return on investments.  The return on investments of the Company was 4.76% in fiscal 2005 and 5.15% in fiscal 2004.

Net Realized Gains.  Net realized gains increased $23,000 to $245,000 for fiscal 2005, compared to $222,000 for fiscal 2004.  The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

MGU Fee Income.  The Company earned $14,156,000 of fee income from its MGUs for fiscal 2005 as compared to $17,597,000 for fiscal 2004, a decrease of $3,441,000.  The reduction in fee income is due to lower volume of premiums written and lower profit commissions.  Included in fee income is $1,872,000 and $2,749,000 of MGU profit commissions in 2005 and 2004, respectively.  Profit commissions for a given year are based primarily on the performance of business written during portions of the two preceding years.  Therefore, profit commissions for 2006 will be based on business written during portions of 2004 and 2005.  Since certain of the MGUs experienced higher loss ratios in those years, profit commissions for the 2006 fiscal year and future years may be adversely affected.

Insurance Benefits, Claims and Reserves.  Insurance benefits, claims and reserves amounted to $44,722,000 for fiscal 2005 as compared to $39,173,000 for fiscal 2004, an increase of $5,549,000 or 14%.  The increase is mainly due to additional claims relating to increased earned premium volume from Independence American in 2005.  Additionally, 2005 was negatively impacted by higher than expected claims from certain of Independence American's 2004 and 2005 Medical Stop-Loss programs.  The Company recorded an overall Net Loss Ratio of 95.1% in 2005 versus 90.9% in 2004.  Insurance benefits, claims and reserves for 2005 includes a charge of $305,000 to reflect loss development from prior treaty years and a corresponding increase in reserves for the current treaty year.  While management sets reserves based on its best estimate of ultimate claim settlement cost, the Company adjusts reserves as claims mature, approach settlement or are otherwise resolved.

Selling, General and Administrative.  Selling, general, and administrative expenses increased $1,793,000 to $30,965,000 for fiscal 2005, compared to $29,172,000 for fiscal 2004. The increase is primarily due to commission expense recorded by Independence American.  Commission expense for Independence American increased $1,801,000 to $19,954,000 for fiscal 2005, compared to $18,153,000 for fiscal 2004.

Amortization and Depreciation.  Amortization and depreciation expense decreased $566,000 to $1,100,000 for fiscal 2005, compared to $1,666,000 for fiscal 2004.  The expense primarily relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs. These intangible assets were acquired as part of acquisitions made by the Company.  Amortization expense for these intangible assets will decline over the useful lives of the assets.

Non-Cash Compensation Expense Related to Stock Options.  The Company recognized non-cash compensation expense related to stock options of $227,000 for fiscal 2005.  This expense relates to the fair value of options issued and accounted for under SFAS No. 123.  The expense for fiscal 2004 was $456,000.  The lower expense is primarily due to a lower amount of options issued in more recent years.

Restructuring Expense.  The Company recognized no restructuring expense for fiscal 2005 and no related expense for fiscal 2004.  The Company reversed the remaining reserve of $67,000 related to the restructuring during fiscal 2005.  At December 31, 2005 and December 31, 2004, a restructuring accrual of $0 and $300,000, respectively, remained outstanding.

Minority Interest.   The Company recorded $544,000 for fiscal 2005 and $678,000 for fiscal 2004 of expense related to the 20% minority interest in Marlton.  This reduction is due to lower income earned by Marlton.

Income Taxes.   The income tax expense was $120,000 for fiscal 2005 as compared to a tax expense of $3,569,000 for fiscal 2004, a decrease of $3,449,000.  In 2005, the Company further reduced the valuation allowance by $2,079,000 relating to the deferred tax asset, which caused a corresponding increase in such deferred tax asset. The valuation allowance relates to the probability that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs").  AMIC reviews the valuation allowance quarterly to determine the reasonableness of the amount, and previously reduced it in connection with the Company's acquisitions in 2002, 2003 and 2004.  Based upon AMIC's profitability in 2005 and projected continuing profitable results, it was management's view that it was appropriate to further reduce the valuation allowance in the fourth quarter of 2005 which resulted in an increase in net income and income from continuing operations.  There was no such adjustment in 2004.

Gain/Loss on Discontinued Operations.  Loss on discontinued operations was $59,000 for fiscal 2005, compared to a gain of $240,000 for fiscal 2004, a decrease of $299,000.  The loss in 2005 is primarily due to the re-estimation of lease expenses related to Intellicom, a discontinued operation.  The gain in 2004 is primarily attributable to lower than expected expenses related to Intellicom, MTC, ISP Channel and KCI.

Net Income.  The Company had net income of $5,460,000 or $.64 per share diluted, for fiscal 2005, compared to net income of $5,904,000 or $.69 per share diluted, for fiscal year 2004.

Results of Operations for the Fiscal Year Ended December 31, 2004, Compared to the Fiscal Year Ended December 31, 2003

Premiums Earned.  Premiums earned increased $22,386,000 to $60,203,000 for the fiscal 2004, compared to $37,817,000 for fiscal 2003, an increase of 59.2%.  This is primarily due to a combination of a higher percentage of Medical Stop-Loss business assumed from, as well as increased volume of business written by IHC in 2004.  The average percentage of Medical Stop-Loss business ceded from IHC to Independence American for fiscal years 2004 and 2003 was 19.3% and 13.1%, respectively. Beginning in the 2004 third quarter, IHC also ceded 20% of its DBL premiums to Independence American.

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

Insurance Benefits, Claims and Reserves.  Insurance benefits, claims and reserves amounted to $39,173,000 for fiscal 2004 as compared to $23,312,000 for fiscal 2003, an increase of $15,861,000, or 68%. The increase is mainly due to additional claims relating to increased earned premium volume from Independence American in 2004.  Additionally, 2004 was negatively impacted by higher than expected claims from certain of Independence American's 2003 Medical Stop-Loss programs.  The Company recorded a Net Loss Ratio of 90.9% in 2004 versus 85.2% in 2003 on its Medical Stop-Loss line of business.  Insurance benefits, claims and reserves for 2004 includes a charge of $1,730,000 to reflect loss development from prior treaty years and a corresponding increase in reserves for the current treaty year.  While management sets reserves based on its best estimate of ultimate claim settlement cost, the Company adjusts reserves as claims mature, approach settlement or are otherwise resolved.

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

Independence American maintains a revolving Letter of Credit (“LOC”) with a financial institution to support reinsurance obligations of Independence American in the ordinary course of business.  The LOC has an outstanding face amount up to $5,000,000 although Independence American has not drawn upon funds to date.  The LOC renews October 15 of each year, unless cancelled by Independence American.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  There are no regulatory constraints on the MGUs’ ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by Independence American.

Cash Flows

As of December 31, 2005, the Company had $55,720,000 in cash, cash equivalents, and investments, net of amounts due to/from brokers compared with $47,499,000 as of December 31, 2004.

Net cash provided by operating activities of continuing operations for the fiscal year ended December 31, 2005 was $8,928,000.  Net cash flows benefited from premium volume and fees from MGUs, partially offset by higher than expected claims and losses.

Net cash used by investing activities of continuing operations for fiscal year ended December 31, 2005 was $4,896,000.  This use of cash results from purchases of fixed maturities, equity securities, and short-term investments, net of sales of all such securities.

Net cash provided by financing activities for the fiscal year ended December 31, 2005 was $95,000, resulting from the exercise of common stock options.

At December 31, 2005, the Company had $16,296,000 of restricted cash at the MGUs.  The amount at the MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $16,296,000. This asset, in part, represents the premium that is remitted by the insureds and is collected by the MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by the MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at the MGUs, the MGUs are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each insurance carrier in to a bank account that the MGUs can access.  The cash is used by the MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables the MGUs to reimburse claims in a timely manner.

The Company has $20.9 million of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could sell its fixed maturity investments if the timing of claim payments associated with our insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued cash usage for its discontinued operations, which are primarily lease obligations, for the year ending December 31, 2006.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable insurance statutes and regulations which have been promulgated primarily for the protection of policyholders.  Of the aggregate carrying value of the Company's investment assets, approximately 92% was invested in investment grade fixed income securities, resale agreements, and cash and cash equivalents at December 31, 2005.  Also at such date, 97% of the Company's fixed maturities were investment grade.  These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At December 31, 2005, 3% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities.   Investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets.  The Company does not have any non-performing fixed maturities.

The composition of the Company's fixed maturities at December 31, 2005, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED

AAA	53%
AA	2%
A	22%
BBB	20%
BB or lower	3%
100%

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the years ended December 31, 2005 and 2004, the Company recorded a realized loss for other than temporary impairments of $0 and $134,000 respectively.  The Company's gross unrealized losses on fixed maturities totaled $1,017,000 and $500,000 at December 31, 2005 and 2004 respectively.  Substantially all of these securities were investment grade. The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2005. The Company holds all fixed maturities as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).

Balance Sheet

Total investments increased $4,012,000 to $48,481,000 at December 31, 2005 from $44,469,000 at December 31, 2004, due to the net growth in the business.  The $5,003,000 increase in total stockholders' equity is primarily due to net income of $5,460,000 generated during fiscal 2005 which includes an adjustment to the deferred tax asset valuation allowance of $2,079,000.

The Company had receivables from reinsurers of $11,707,000 at December 31, 2005.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at December 31, 2005.

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

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair value) or as available-for-sale (carried at fair value).  The Company has chosen to carry all of its debt securities as available-for-sale.  The Company experienced a change in net unrealized loss of $779,000 reflecting a net unrealized loss of $1,064,000 at December 31, 2005 from a net unrealized loss of $285,000 at December 31, 2004.  From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

The Company enters into a variety of contractual obligations with third-parties in the ordinary course of its operations.  These obligations, as of December 31, 2005, are set forth in the table below.   Insurance reserves all represent short-tail business.  However, we do not believe that our cash flow requirements can be fully assessed based upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs.  Although some outflows are fixed, others depend on future events.  The Company has expected contractual obligations relating to non-cancelable leases and insurance reserves of the following at December 31, 2005 (in thousands):

Year Ending	Operating	Insurance
December 31,	Lease	Reserves
2006	$624	$20,882
2007	589	-
2008	478	-
2009	219	-
2010	107	-
2011 and thereafter	-	-
Total	$2,017	$20,882

Under certain circumstances set forth in the Limited Liability Company Agreements of Marlton and Majestic, the Company has the right and/or obligation to purchase some or all of the minority interests in Marlton and Majestic.

OUTLOOK

Independence American

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 36 states and the District of Columbia, and has a B++ (Very Good) rating from A.M. Best Company, Inc. ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata quota share Medical Stop-Loss reinsurance treaties (the “IHC Treaties”) with Standard Security Life and Madison National Life, which are wholly-owned subsidiaries of Independence Holding Company (“IHC”).  IHC owns 48% of the Company’s common stock.  The IHC Treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  There are three factors that determine the amount of premiums assumed by Independence American: (i) the percentage of business ceded to Independence American pursuant to the IHC Treaties or otherwise; (ii) the amount of gross premium produced by the MGU Subsidiaries and other distribution sources written by Standard Security Life or Madison National Life that is ceded to Independence American under the IHC Treaties; and (iii) the amount of gross premium produced by the MGU Subsidiaries and other distribution sources written by carriers other than Standard Security Life or Madison National Life that is ceded to Independence American.

IHC Treaties

With respect to the IHC Treaties, the Company’s operating results are affected by the following factors: (i) the percentage of business ceded to Independence American pursuant to the IHC Treaties; (ii) the amount of gross premium written by Standard Security Life and Madison National Life that can be ceded pursuant to the IHC Treaties; and (iii) the profitability of the business ceded.

Percentage of Business Ceded

With respect to Medical Stop-Loss, IHC has agreed to cede a minimum of 15% of its Medical Stop-Loss business to Independence American, and IHC has increased this percentage each year since inception of the IHC Treaties.   Standard Security Life, Madison National Life and Independence American have received regulatory approval for Standard Security Life and Madison National Life to cede up to 30% to Independence American under most of IHC’s Medical Stop-Loss programs. For the twelve months ended December 31, 2005 and December 30, 2004, Standard Security Life and Madison National Life ceded an average of 21.9% and

19.3%, respectively, of their Medical Stop-Loss business to Independence American.  This increase in ceding percentage was offset by a decrease in gross Medical Stop-Loss business written by IHC (including business written by the MGU Subsidiaries and otherwise) resulting in a small decrease in premiums earned by Independence American.  In 2005 and beyond, any increase in the percentage of Medical Stop-Loss ceded to Independence American will depend on how much IHC determines it has available to reinsure and Independence American’s desire to increase the percentage.  Since the percentage being ceded is now well in excess of the contractual minimum, there is no guaranty that IHC will continue to increase the percentage of business ceded to Independence American or, in fact, cede in excess of 15%.  However, the AMIC MGUs are the largest producers of Medical Stop-Loss business for IHC, controlling a majority of this premium in 2005

Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product (“DBL”).  Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  In 2005, Standard Security Life and Madison National Life began ceding 10% of consumer-driven group major medical (“CDHP”) business, and 10% of their individual short-term medical products (“STM”) to Independence American. Standard Security Life and Madison National Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  The Company does not expect the percentage ceded to it from IHC will change significantly in the next twelve months

Upon renewal of each of the programs underlying the IHC Treaties, Standard Security Life and Madison National Life determine the maximum percentage of risk to be offered to Independence American and Independence American determines the percentage that it wishes to accept. A typical pro rata quota share reinsurance treaty is for a twelve month period in which the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion for all policies written with an effective date within this period.  Most treaties run from January 1 to December 31, but others could begin and end in other periods.  Therefore the percentage ceded could change as the year progresses.  If Independence American, Standard Security Life, and Madison National Life had agreed to increase the average percentage ceded to Independence American by 1% (from the 21.9% ceded for the twelve months ended December 31, 2005) and Standard Security Life’s and Madison National Life’s gross written premium had remained unchanged, Independence American’s premium would have increased by approximately $2.2 million, which is approximately 3.3% of total net premiums earned for the year ended December 31, 2005. That increase in premium, however, would not have flowed directly to pre-tax operating income because of corresponding changes in insurance benefits, claims and reserves and other expenses attributable to the increase in premiums.

Amount of Gross Premiums Written

The gross Medical Stop-Loss premiums written by IHC decreased in 2005 by 13%, and such premiums written by the AMIC MGUs decreased by 24% in 2005, as a result of writing and/or renewing fewer policies due to competitors' willingness to write business at profit margins lower than those acceptable to the Company, partially offset by increased rates on the policies retained.  This resulted in a decrease in the gross amount of premium available to be ceded to Independence American. IHC has announced that it has added additional distribution sources for 2006, which could increase its gross premiums written.  The AMIC MGUs do not anticipate materially increasing their production of Medical Stop-Loss business in 2006.  IHC has reported that it expects its gross DBL premiums to be relatively stable in 2006, however, it expects significant growth in its STM and CDHP premiums in 2006.

Profitability

The Medical Stop-Loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a “softer” market. The Medical Stop-Loss market began to “soften” in 2003 and less favorable conditions continued through 2004 and 2005. As a result of these market conditions, the rate that the carriers that cede business to the Company were able to charge for Medical Stop-

Loss increased at a lesser rate in recent years, however, increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces the risk taker’s overall risk exposure.  Despite these market conditions, the Company produced significantly profitable results in 2003 and 2004 and marginally profitable results in 2005, and expects improved profitability in 2006.  Fully-insured business, including the STM and CDHP lines, tends to be less volatile and less cyclical than excess insurance.

Therefore, the impact on the Company’s operating results relating to the IHC Treaties can be summarized as follows: (i) assuming continuing profitability of the underlying business, the Company’s results would be positively impacted if IHC were to cede a higher percentage and adversely affected if IHC were to cede less; (ii) Independence American’s income would be negatively impacted if IHC’s gross premium were to decrease,  and (iii) Independence American’s income in future years would be positively affected if IHC were to produce higher profit margins, and negatively impacted if loss ratios increase.

Marketing Agreement

In February 2006, Independence American entered into an agreement with a marketing organization with a growing block of fully-insured health business, including Consumer Driven Health Plans (CDHPs) primarily sold to small employer groups, and Medical Stop-Loss to begin writing for Independence American.  The organization that produces this business will immediately begin writing Employer Medical Stop-Loss through Independence American, and will move the majority of its existing block of fully-insured and stop-loss health insurance (currently approximately $35 million) to Independence American in January 2007, with the balance moving by the end of 2007.  This block, which is expected to have meaningful growth, has averaged 8% risk profit over the past five years, although there is no guaranty that such results will be maintained.  Independence American will be the exclusive issuing carrier for business underwritten by this organization through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and this organization could be entitled to additional cash consideration (see Note 21 of Notes to Consolidated Financial Statements).

Item 7A.

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

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2005:

	Estimated	Estimated
	Fair	Change
Change in Interest Rates	Value	In Fair Value
	(in thousands)

200 basis point rise	$36,050	$(4,394)
100 basis point rise	38,232	(2,212)
Base scenario	40,444	-
100 basis point decline	42,612	2,168
200 basis point decline	44,848	4,404

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

Item 8.  Financial Statements and Supplementary Data

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control over Financial Reporting	37

Reports of Independent Registered Public Accounting Firm	38-40

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	41

Consolidated Statements of Operations for the years ended December 31, 2005, 2004
and 2003	42

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2005, 2004 and 2003	43

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004,
and 2003	44

Notes to Consolidated Financial Statements	45

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

Management assessed the effectiveness of AMIC's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on our assessment we concluded that, as of December 31, 2005, AMIC's internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the financial statements in this Annual Report, has issued an attestation report on management's assessment of, and the effective operation of, AMIC's internal control over financial reporting as of December 31, 2005, which is included herein on page 38.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited management's assessment, included in the accompanying “Report of Management on Internal Control Over Financial Reporting”, that American Independence Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that American Independence Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, American Independence Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Independence Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 13, 2006

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Independence Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Independence Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 13, 2006

 American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS:	2005	2004
Investments:
Short-term investments, at amortized cost, which approximates fair value	$5,071	$8,296
Fixed maturities, at fair value	40,444	34,006
Equity securities, at fair value	1,884	1,042
Other long term investments	1,082	1,125

Total investments	48,481	44,469

Cash and cash equivalents	7,176	3,236
Restricted cash ($15,643 and $13,146, respectively, restricted by related parties)	16,296	16,602
Accrued investment income	533	438
Premiums receivable ($2,203 and $2,110, respectively, due from related parties)	2,389	2,307
Net deferred tax asset	13,751	13,491
Due from reinsurers ($10,696 and $11,103, respectively, due from related parties)	11,707	13,496
Goodwill	24,154	24,154
Intangible assets	726	1,535
Accrued fee income ($370 and $327, respectively, due from related parties)	2,833	3,328
Other assets ($11 and $0, respectively, due from related parties)	1,686	1,339

Total assets	$129,732	$124,395

LIABIITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves ($17,897 and $18,566, respectively, due to related parties)	$20,882	$22,240
Premium and claim funds payable ($15,643 and $13,146, respectively,
due to related parties)	16,296	15,802
Amount due to brokers	-	206
Commission payable ($1,898 and $1,695, respectively, due to related parties)	2,599	2,393
Accounts payable, accruals and other liabilities	2,096	1,861
State income taxes payable	251	164
Due to reinsurers ($1,304 and $0, respectively, due to related parties)	1,304	-
Restructuring accrual	-	300
Net liabilities associated with discontinued operations	808	936

Total liabilities	44,236	43,902

Minority interest	4,026	4,026

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no
shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,180,695 shares issued; 8,451,223 and 8,438,889
shares outstanding, respectively	92	92
Additional paid-in capital	479,192	479,017
Accumulated other comprehensive loss	(1,064)	(285)
Treasury stock, at cost, 729,472 shares and 741,806 shares, respectively	(8,730)	(8,877)
Accumulated deficit	(388,020)	(393,480)
TOTAL STOCKHOLDERS' EQUITY	81,470	76,467
TOTAL LIABIILTIES AND STOCKHOLDERS' EQUITY	$129,732	$124,395

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31,
	2005	2004	2003

REVENUES:
Premiums earned ($55,536, $49,082 and $28,146, respectively, from related parties)	$66,118	$60,203	$37,817
MGU fee income ($10,582, $12,772 and $9,953, respectively, from related parties)	14,156	17,597	15,427
Net investment income	2,501	2,291	1,967
Net realized gains	245	222	330
Other income	110	65	12
	83,130	80,378	55,553

EXPENSES
Insurance benefits, claims and reserves ($39,682, $32,116 and $18,311,
respectively, from related parties)	44,722	39,173	23,312
Selling, general and administrative expenses ($17,057, $15,748 and $8,027,
respectively, from related parties)	30,965	29,172	19,724
Amortization and depreciation	1,100	1,666	2,011
Non-cash compensation expense related to stock options	227	456	141
Restructuring (benefit) expense	(67)	-	152
Minority interest	544	678	645
	77,491	71,145	45,985

Income from continuing operations before
income tax	5,639	9,233	9,568
Provision (benefit) for income taxes	120	3,569	(2,993)

Income from continuing operations	5,519	5,664	12,561

Gain (loss) on disposition of discontinued operations, net of tax	(59)	240	110

Net income	$5,460	$5,904	$12,671

Basic income per common share:
Income from continuing operations	$.65	$.67	$1.50
Gain (loss) on disposition of discontinued
operations	(.01)	.03	.01
Net income applicable to common shares	$.64	$.70	$1.51

Shares used to compute basic income per share	8,447	8,434	8,411

Diluted income per common share:
Income from continuing operations	$.65	$.66	$1.49
Gain (loss) on disposition of discontinued
operations	(.01)	.03	.01
Net income applicable to common shares	$.64	$.69	$1.50

Shares used to compute diluted income per share	8,526	8,535	8,465

See the accompanying notes to consolidated financial statements.

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands except shares)

					Accumulated
			Additional	Deferred	Other				Total
	Common Stock		Paid	Stock	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Comprehensive
	Shares	Amount	In Capital	Compensation	Income (Loss)	Deficit	Shares	Amount	Equity	Income (Loss)

Balance, December 31, 2002	9,158,067	$92	$478,368	$(17)	$16	$(412,055)	763,500	$(9,137)	$57,267	$(7,030)
Amortization of deferred stock compensation	-	-	-	17	-	-	-	-	17
Exercise of Options	22,779	-	72	-	-	-	(5,000)	60	132
SFAS 123 stock compensation charge	-	-	123	-	-	-	-	-	123
Effect of one-for-three reverse split	(151)	-	-	-	-	-	-	-	-
Unrealized losses on securities	-	-	-	-	(82)	-	-	-	(82)	(82)
Net Income	-	-	-	-	-	12,671	-	-	12,671	12,671
Balance, December 31, 2003	9,180,695	92	478,563	-	(66)	(399,384)	758,500	(9,077)	70,128	12,589
Exercise of options	-	-	(2)	-	-	-	(16,694)	200	198
SFAS 123 stock compensation charge	-	-	456	-	-	-	-	-	456
Unrealized losses on securities	-	-	-	-	(219)	-	-	-	(219)	(219)
Net income	-	-	-	-	-	5,904	-	-	5,904	5,904
Balance, December 31, 2004	9,180,695	92	479,017	-	(285)	(393,480)	741,806	(8,877)	76,467	5,685
Exercise of options	-	-	(52)	-	-	-	(12,334)	147	95
SFAS 123 stock compensation charge	-	-	227	-	-	-	-	-	227
Unrealized losses on securities	-	-	-	-	(779)	-	-	-	(779)	(779)
Net income	-	-	-	-	-	5,460	-	-	5,460	5,460
Balance, December 31, 2005	9,180,695	$92	$479,192	$-	$(1,064)	$(388,020)	729,472	$(8,730)	$81,470	$4,681

See accompanying notes to consolidated financial statements.

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,460	$5,904	$12,671
Adjustment to net income
Net realized gains	(245)	(222)	(330)
(Gain) loss on disposal of discontinued operations	59	(240)	(110)
Restructuring (benefit) expense	(67)	-	152
Amortization and depreciation	1,100	1,666	2,011
Equity income	(26)	(37)	(258)
Deferred tax expense (benefit)	(203)	3,065	(3,440)
Non-cash stock compensation expense	227	456	141
Change in operating assets and liabilities:
Net sales of trading securities	248	249	-
Change in policy liabilities	(1,358)	3,605	11,581
Change in net amounts due from and to reinsurers	3,093	(5,540)	(4,279)
Change in accrued fee income	495	(236)	(2,570)
Change in premiums receivable	(82)	(884)	(1,423)
Change in income taxes	(71)	(138)	(350)
Change in other assets and other liabilities	298	799	917

Net cash from operating activities of continuing operations	8,928	8,447	14,713
Net cash from operating activities of discontinued operations	(187)	(192)	(2,960)
Net cash from operating activities	8,741	8,255	11,753

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Net (purchases) sales of short-term investments	3,442	(2,468)	(5,836)
Change in resale and repurchase agreements	-	-	13,874
Change in amounts due to and from brokers	(206)	86	120
Sales and maturities of fixed maturities	31,120	81,795	98,858
Purchases of fixed maturities	(38,424)	(85,147)	(117,570)
Purchases of equity securities	(1,617)	(1,858)	(1,118)
Sales of equity securities	720	2,225	668
Sales/distributions (purchases) of interest in partnerships	69	(1,610)	10,000
Acquisitions of companies, net	-	(600)	(16,102)

Net cash from investing activities	(4,896)	(7,577)	(17,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	95	198	132

Net cash from financing activities	95	198	132

Increase (decrease) in cash and cash equivalents	3,940	876	(5,221)
Cash and cash equivalents, beginning of period	3,236	2,360	7,581
Cash and cash equivalents, at end of period	$7,176	$3,236	$2,360

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Interest	-	-	-
Income taxes	$335	$544	$180

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Nature of Business

American Independence Corp. ("AMIC" or "the Company") is a holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), Marlton Risk Group LLC ("Marlton"), and its investment in Majestic Underwriters LLC ("Majestic"). IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries".

Prior to November 14, 2002, the Company (then known as SoftNet Systems, Inc.) was a holding company principally engaged in providing Internet services.  Four previously reported business segments, business center services, satellite-based Internet services, cable-based Internet services and document management, have ceased operations or have been sold, and accordingly are reported as discontinued operations (see Note 9 of Notes to Consolidated Financial Statements).

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), an insurance holding company, which held 48% of AMIC’s outstanding common stock at December 31, 2005.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties to cede Medical Stop-Loss to the Company.  Additionally, the Company began reinsuring IHC’s New York statutory disability business in the third quarter of 2004 and IHC’s short-term medical and consumer-driven group major medical business in 2005.

2.

Summary of Significant Accounting Policies

Principles of Consolidation and Presentation of Financial Statements

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include cash and cash equivalents, restricted cash, short-term investments, due from reinsurers and premiums receivable approximates their fair values.

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

(iv) The Company enters into derivative financial instruments, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains or losses), credited or charged, as appropriate, to the Consolidated Statements of Operations. All realized gains and losses are reflected currently in the Consolidated Statements of Operations. There were no such derivatives outstanding at December 31, 2005 and 2004. Gains and (losses) on these instruments were ($90,000), ($27,000) and $45,000 during 2005, 2004 and 2003, respectively.

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

Premium and MGU Fee Income Revenue Recognition

Direct and assumed premiums from short-duration contracts are recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided.  The Company records MGU fee income as policy premium payments are earned.  MGUs are compensated in two ways.  They earn fee income based on the volume of business produced, and collect profit-sharing commissions if such business exceeds certain profitability benchmarks. Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where Claim Development Patterns can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could greatly vary from quarter to quarter.

MGU fee income consisted of the following:

	Year Ended
	December 31,
	2005	2004	2003
	(In thousands)

MGU fee income	$12,284	$14,848	$12,808
MGU fee income profit commissions	1,872	2,749	2,619

	$14,156	$17,597	$15,427

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal, other fees, and costs not associated with specific claims but related to the claims payment function), for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with US generally accepted accounting principles.  Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company’s reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company’s results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments. The Company's estimate of loss represents management's estimate of the Company's liability at the balance sheet date.

All of the Company’s contracts are short-duration and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for claims that have not been reported (“IBNR”). Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Liabilities for insurance reserves on short-term medical and disability coverages are computed using claim development patterns and projected loss ratios derived from actual historical premium and claim data. Reserves for medical stop-loss insurance are more volatile in nature than those for fully insured medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the lag time required to accumulate claims against the stop-loss deductible, unlike fully insured medical which has a more predictable lag pattern.

Liabilities for insurance reserves for fully insured medical business are established to provide for the liability for incurred but not paid claims.  Reserves are calculated using standard actuarial methods and practices.  Historical paid claim patterns are reviewed and estimated development factors applied to immature incurred months to calculate these reserves.

While these calculations are based on standard methodologies, they are estimates based on historical patterns.  To the extent that actual claim payment patterns differ from historical patterns, such estimated reserves may be redundant or inadequate.  The effects of such deviations are evaluated by considering claim backlog statistics and reviewing the reasonableness of projected claim ratios.  Other factors which may affect the accuracy of reserve estimates include the proportion of large claims which may take longer to adjudicate, changes in billing patterns by providers and changes in claim management practices such as hospital bill audits.

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2005 and December 31, 2004. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized (see Note 14 of Notes to Consolidated Financial Statements).

Stock-Based Compensation and Change in Accounting Principle

Effective October 1, 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans.  Pursuant to the transition provisions of SFAS 123, the Company applied the fair value method of accounting to all option grants issued on or after October 1, 2002.  The fair value method was not applied to stock option awards granted prior to October 1, 2002.  Such awards continued to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards were modified subsequent to October 1, 2002.  At December 31, 2005 all such shares accounted for under APB 25 were fully vested or expired.

Income Per Common Share

Basic income per common share is computed using the weighted average number of common stock shares outstanding during the period.  Diluted income per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period.  Common stock equivalents consist of stock options (using the "treasury stock" method).  Common Stock equivalent shares are excluded from the computation if the effect is anti-dilutive.  As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss.  Included in the diluted earnings per share calculation for fiscal years 2005, 2004 and 2003, are 79,000, 101,000 and 54,000 shares, respectively, from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution of options.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statement," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle.  SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted.

FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-

temporary impairment loss on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, an impairment loss must be recognized in earnings in an amount equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment" which revised SFAS No. 123, "Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. The Company already applies the fair value based method of accounting for all stock based compensation issued after October 1, 2002.  At December 31, 2005 all such shares accounted for under APB 25 were fully vested or expired. The Company's adoption of SFAS No. 123R is not expected to have any impact on its financial condition or results of operations.

3.  Goodwill

The Company completed its annual impairment testing of goodwill and an impairment charge was not required.

The changes in the carrying amount of goodwill are as follows (in thousands):

	2005	2004	2003

Balance at beginning of period	$24,154	$23,668	$12,295
Acquisition of ICH – MidAtlantic	-	486	-
Acquisition of Marlton	-	-	11,373

Balance at end of period	$24,154	$24,154	$23,668

4.  Intangible Assets

Intangible assets at December 31, 2005 and 2004 consist of the following (in thousands):

	December 31, 2005			December 31, 2004
	Definitive	Indefinite		Definitive	Indefinite
	Lives	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$4,814	$100	$4,914	$4,700	$100	$4,800
Additions	-	-	-	114	-	114
Balance end of period	4,814	100	4,914	4,814	100	4,914

Accumulated Amortization
Balance beginning of period	(3,379)	-	(3,379)	(2,053)	-	(2,053)
Amortization expense	(809)	-	(809)	(1,326)	-	(1,326)
Balance end of period	(4,188)	-	(4,188)	(3,379)	-	(3,379)

Net intangible assets	$626	$100	$726	$1,435	$100	$1,535

Weighted average remaining life in years			0.68			1.57

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2006	$427
2007	192
2008	7
2009	-
2010	-
$626

5.  Acquisitions

Majestic

Effective July 1, 2004, a wholly-owned subsidiary of the Company acquired a 23% interest in Majestic Underwriters LLC ("Majestic"), a Medical Stop-Loss managing general underwriter for a purchase price of $1,610,000.  Concurrently, wholly-owned subsidiaries of Independence Holding Company acquired a 52% interest in Majestic.  The senior management of Majestic owns the remaining 25% interest.  The Company accounts for this investment using the equity method of accounting.  This acquisition resulted in a $522,000 reduction of valuation allowance related to the deferred tax assets, with the effect being an increase to deferred tax asset and a corresponding decrease in other investments.  Under certain circumstances set forth in the Limited Liability Agreement of Majestic, the Company has the right and/or obligation to purchase some or all of the minority interest in Majestic.

ICH-MidAtlantic

On April 16, 2004, the Company expanded its business through the acquisition of substantially all of the assets of an employer Medical Stop-Loss managing general underwriter for a purchase price of $600,000.  The assets were acquired by IndependenceCare Underwriting

Services–MidAtlantic LLC ("ICH-MidAtlantic"), which is based in Baltimore, Maryland and which retained the key marketing personnel of the former MGU.  This acquisition resulted in goodwill in the amount of $486,000 and intangible assets in the amount of $114,000.

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

6.  Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	DECEMBER 31, 2005
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$22,849	$23	$(620)	$22,252
Collateralized mortgage obligations (CMO)
and asset backed securities ABS	5,570	-	(140)	5,430
U.S. Government and agencies obligations	7,802	-	(167)	7,635
Government sponsored enterprise (GSE) MBS	3,563	-	(62)	3,501
Agency mortgage backed pass through
securities (MBS)	1,654	-	(28)	1,626
Total fixed maturities	$41,438	$23	$(1,017)	$40,444

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$1,954	$5	$(75)	$1,884

	DECEMBER 31, 2004
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$12,855	$94	$(286)	$12,663
CMO and ABS	6,841	45	(164)	6,722
U.S. Government and agencies obligations	7,723	58	(36)	7,745
GSE MBS	4,788	11	(6)	4,793
MBS	2,091	-	(8)	2,083
Total fixed maturities	$34,298	$208	$(500)	$34,006

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$1,035	$7	$-	$1,042

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The amortized cost and fair value of fixed maturities at December 31, 2005 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

	December 31, 2005
	AMORTIZED	FAIR	% OF FAIR
	COST	VALUE	VALUE
	(in Thousands)

Due in one year or less	$764	$744	2%
Due after one year through five years	7,903	7,747	19%
Due after five years through ten years	9,281	9,048	22%
Due after ten years	12,704	12,349	31%
	30,652	29,888	74%
CMO, ABS, and MBS
15 years	6,002	5,854	14%
30 years	4,784	4,702	12%
Total	$41,438	$40,444	100%

The following tables summarizes, for all securities in an unrealized loss position at December 31, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$13,003	$392	$2,872	$183	$15,875	$575
CMO and ABS	2,498	46	2,933	94	5,431	140
U.S. Government and agencies obligations	6,760	134	876	33	7,636	167
GSE MBS	5,516	107	-	-	5,516	107
MBS	150	2	1,475	26	1,625	28
Total fixed maturities	$27,927	$681	$8,156	$336	$36,083	$1,017

Preferred Stock	$559	$63	$325	$12	$884	$75

	December 31, 2004
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

FIXED MATURITIES:

Corporate securities	$9,198	$286	$-	$-	$9,198	$286
CMO and ABS	3,797	121	1,765	43	5,562	164
U.S. Government and agencies obligations	5,800	36	-	-	5,800	36
GSE MBS	983	6	-	-	983	6
MBS	1,878	8	-	-	1,878	8
Total fixed maturities	$21,656	$457	$1,765	$43	$23,421	$500

Substantially all of the unrealized losses at December 31, 2005 and 2004 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  A total of 52 securities were in a continuous unrealized loss position for less than 12 months and 21 securities for 12 months or longer as of December 2005.  A total of 46 securities were in a continuous unrealized loss position for less than 12 months and 4 securities for 12 months or longer as of December 31, 2004.  For years 2005, 2004, and 2003 the Company realized a loss of $0, $134,000 and $0, respectively, from other than temporary impairments.  The remaining unrealized losses were evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2005.

The Company had no derivative instruments at December 31, 2005 and December 31, 2004.

Gross gains of $478,000 and gross losses of $481,000 were realized on sales of available-for-sale securities for the year ended December 31, 2005.  The Company realized gains of $248,000 from trading securities in fiscal year 2005.

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

Major categories of net investment income for years 2005, 2004 and 2003 are summarized as follows:

	Year Ended
	December 31,
	2005	2004	2003
	(In thousands)

Fixed maturities	$1,888	$1,974	$1,512
Equity securities	87	147	80
Short-term investments	209	44	63
Other	291	89	54
Equity income from
partnerships	26	37	258

	$2,501	$2,291	$1,967

Net realized gains/(losses) on investments for years 2005, 2004 and 2003 are as follows:

	Year Ended
	December 31,
	2005	2004	2003
	(In thousands)

Fixed maturities	$(14)	$10	$200
Equity securities	259	212	130

Net realized gain	$245	$222	$330

7.  Equity Investments

At December 31, 2005 and December 31, 2004, the Company had an equity investment in Majestic with a carrying value of $1,082,000 and 1,125,000, respectively (see Note 5).  For fiscal years 2005 and 2004, the Company recorded $26,000 and $34,000, respectively, for its share of income from its investment in Majestic.  In prior periods, the Company had various equity method investments.  At December 31, 2003, the Company had written off or sold all prior investments held under the equity method of accounting.

8.  Fixed Assets

Fixed assets, which is included in other assets, consist of the following:

	Year Ended December 31,
	2005	2004
	(in thousands)

Furniture and fixtures	$573	$935
Leasehold improvements	126	287
Equipment	935	473
Total	1,634	1,695
Less allowance for depreciation	(1,234)	(1,104)
Fixed assets, net	$400	$591

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

Discontinued Operations of Intelligent Communications, Inc. ("Intellicom")

On March 29, 2002, the Company and its wholly-owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc.  Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's Board of Directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Principally due to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company has reserves for discontinued operations of Intellicom of $808,000 for this liability at December 31, 2005.

Discontinued Operations of Aerzone Corporation ("Aerzone")

On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.) to provide high-speed Internet access to global business travelers.  As part of the Aerzone business, the Company acquired Laptop Lane, on April 21, 2000.  On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets.  The Company has no remaining reserve for Aerzone at December 31, 2005.

Discontinued Operations of ISP Channel, Inc. ("ISP Channel")

On December 7, 2000, the Company's Board of Directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and the Company was no longer able to bear the costs of maintaining the ISP Channel.  The Company has no remaining reserve for ISP Channel at December 31, 2005.

Discontinued Operations of Micrographic Technology Corporation ("MTC")

As a result of the December 31, 1999 sale of MTC to Global Information Distribution GmbH ("GID"), the Company discontinued operations of MTC.  The Company has no remaining reserve for MTC at December 31, 2005.

Discontinued Operations of Kansas Communications, Inc ("KCI")

As a result of the February 12, 1999 sale of the assets of the telecommunications segment, KCI, to Convergent Communications Services, Inc., the Company discontinued this segment.  The Company has no remaining reserve for KCI at December 31, 2005.

Net liabilities associated with discontinued operations at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Current liabilities:
Estimated closure costs	$808	$879
Other accrued expenses	-	57

Net liabilities associated with discontinued operations	$808	$936

Intellicom	$808	$879
Aerzone	-	27
MTC	-	30

Net liabilities associated with discontinued operations	$808	$936

The results of discontinued operations are as follows: (in thousands):

	Year Ended
	December 31,
	2005	2004	2003

Revenues	$-	$-	$-
Expenses
Intellicom	(147)	48	(489)
Aerzone	27	-	168
ISP Channel	-	153	155
MTC	30	19	529
KCI	-	20	(253)
Income (loss) before income taxes	(90)	240	110

Benefit (provision) for income taxes	31	-	-
Net income (loss)	$(59)	$240	$110

Gain (Loss) from disposition of discontinued operations results from re-estimation of certain expected expenses.

10.  Restructuring Reserve

On December 28, 2000, the Company’s Board of Directors approved a plan to reduce its corporate headquarters staff in conjunction with discontinuing certain businesses.  During the year ended December 31, 2005, the Company reversed the remaining reserve of $67,000 related to the restructuring.  This reserve primarily related to the lease obligations of the former corporate headquarters in San Francisco, California, which expired on July 31, 2005; the Company also had an $800,000 security deposit with respect to this liability which was returned to the Company in August 2005.

The balance of restructuring reserve as of December 31, 2005 and December 31, 2004, and activity during that period is as follows (in thousands):

	2005	2004
Balance, beginning of year	$300	$866
Less: change in estimated costs	(67)	-
Less: Payments	(233)	(566)
Balance, end of year:	$-	$300

11.  Commitments and Contingencies

Fixed maturities with a carrying value of $4,038,055 are on deposit with various state insurance departments at December 31, 2005.

The Company has operating leases for office space and certain other office equipment.  These operating leases provide for minimum rents and generally include options to renew for additional periods.  The Company has subleased its principal executive offices.

Future minimum lease payments under non-cancelable operating leases and sublease income as of December 31, 2005, are as follows (in thousands):

Year Ending	Net Operating
December 31,	Leases
2006	$624
2007	589
2008	478
2009	219
2010	107
2011 and thereafter	-
Total	$2,017

The Company's net rent expense from continuing operations for fiscal years 2005, 2004, and 2003 were $872,000, $923,000 and $882,000, respectively.

Legal Proceedings

The Company is involved in legal proceedings and claims which arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of pending legal proceedings and claims are not expected to have a material adverse effect on its financial condition or cash flows, although there could be such an effect on its results of operations for a particular period.

12.  Stock Options and Warrants

1998 Stock Incentive Plan ("1998 Plan")

Effective October 1, 1998, the Company implemented the 1998 Plan, which the Company's stockholders approved on April 13, 1999.  The 1998 Plan provides for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the 1998 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting 25% on the first year anniversary date of the grant and ratably over the next 36 months.  In addition, the number of common stock shares reserved for issuance under the 1998 Plan will automatically increase on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to four percent of the total number of common stock shares outstanding on the last trading day of the preceding calendar year, but in no event will any such annual increase exceed 666,666 shares, subject to adjustment for subsequent stock splits, stock dividends and similar transactions.  At December 31, 2005, a total of 2,831,251 stock shares are reserved for issuance under the 1998 Plan.  At December 31, 2005, stock options for 504,167 common stock shares were outstanding, stock options for 364,477 common stock shares were vested, and 4,814,307 common stock shares remained available for future stock options grants and other awards.

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

Options and Warrants Outstanding

The following table summarizes the outstanding options and warrants to purchase common stock shares for years 2005, 2004 and 2003:

					Outstanding Options
	Outstanding Options		Outstanding Warrants		and Warrants

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance, December 31, 2002	430,808	$22.32	101,004	$51.38	531,812	$27.84

Granted	58,351	8.83	-	-	58,351	8.83
Exercised	(27,779)	4.69	-	-	(27,779)	4.69
Canceled	(6,447)	25.69	(101,004)	51.38	(107,451)	49.84

Balance, December 31, 2003	454,933	21.62	-	-	454,933	21.62

Granted	145,671	14.43	-	-	145,671	14.43
Exercised	(16,694)	18.53	-	-	(16,694)	18.53
Canceled	(136,358)	34.38	-	-	(136,358)	34.38

Balance, December 31, 2004	447,552	15.50	-	-	447,552	15.50

Granted	82,333	13.80	-	-	82,333	13.80
Exercised	(12,334)	7.80	-	-	(12,334)	7.80
Canceled	(13,384)	35.00	-	-	(13,384)	35.00

Balance, December 31, 2005	504,167	$14.90	-	$-	504,167	$14.90

The following table summarizes information regarding stock options outstanding at December 31, 2005:

		Outstanding Options
		Weighted
		Average		Vested Options
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Price	Shares	(Years)	Price	Shares	Price

$3.94 to $10.00	244,730	5.67	$6.64	233,202	$6.58
10.01 to 20.00	199,894	7.84	14.53	71,732	15.82
20.01 to 40.00	25,834	1.51	29.60	25,834	29.60
40.01 to 71.44	33,709	3.48	65.75	33,709	65.75
$3.94 to $71.44	504,167	6.17	$14.90	364,477	$15.50

Stock-Based Compensation and Change in Accounting Principle

On November 14, 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").  SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans.  Pursuant to the transition provisions of SFAS 123, the Company applied the fair value method of accounting to all option grants issued on or after October 1, 2002.  The fair value method was not applied to stock option awards granted prior to October 1, 2002.  Such awards continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002.  At December 31, 2005 all such shares accounted for under APB 25 were fully vested or expired.  The Company recorded an expense of approximately $227,000, $456,000 and $123,000 for the years ended December 31, 2005, 2004 and 2003, respectively, related to options issued under the fair value based method.  For the year ended December 31, 2003 the remaining $17,000 of non-cash compensation expense relates to options issued under the intrinsic value method pursuant to APB 25.

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, the Company's net income (loss) and income (loss) per share would have been the pro forma amounts as follows (in thousands except per share data):

	Year End
	December 31,
	2005	2004	2003
		(In thousands)

Net income (loss) as reported:	$5,460	$5,904	$12,671
Add stock-based compensation expense
included in reported income	227	456	141
Deduct stock-based compensation expense
determined under the fair value
based method for all awards	(227)	(373)	(263)
Pro forma net income (loss)	$5,460	$5,987	$12,549

Basic income (loss) per common share:
As reported	$.64	$.70	$1.51
Pro forma	$.64	$.71	$1.49

Diluted income (loss) per common share:
As reported	$.64	$.69	$1.50
Pro forma	$.64	$.70	$1.48

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for years 2005, 2004 and 2003:

	Year Ended
	December 31,
	2005	2004	2003

Volatility	27.15%	43.34%	34.40%
Risk-free interest rate	4.01%	3.82%	4.05%
Dividend yield	-	-	-
Expected lives in years	5.00	5.00	10.00
Weighted average
fair value	$4.28	$7.55	$4.67

13.  Related Party Transactions

AMIC and its subsidiaries incurred expense of $564,000, $550,000 and $201,000 for the twelve months ended December 31, 2005, 2004, and 2003 respectively, from its service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to AMIC and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

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

14.  Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return on a September 30 fiscal tax year.  The provision (benefit) for income taxes for the periods ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended
	December 31,
	2005	2004	2003
	(In thousands)
CURRENT:

U.S. Federal	$76	$137	$49
State and local	247	367	398
	323	504	447

DEFERRED:
U.S. Federal	(294)	3,018	(3,546)
State and local	91	47	106
	(203)	3,065	(3,440)

	$120	$3,569	$(2,993)

Taxes computed at the Federal statutory rate of 35% for the years ended December 31, 2005, 2004 and 2003 are reconciled to the Company's actual income tax expense (benefit) as follows:

	2005	2004	2003
	(In thousands)

Tax computed at the statutory rate	$1,974	$3,315	$3,349
Dividends received deduction and tax exempt interest	(11)	(19)	(14)
State and local income taxes, net of Federal effect	220	270	328
Valuation allowance	(2,079)	-	(6,668)
Other, net	16	3	12
Income tax (benefit)	$120	$3,569	$(2,993)

The Federal income tax provision (benefit) for the periods ending December 31, 2005, 2004 and 2003 include income tax provisions of $1,861,000, $3,155,000 and $969,000, respectively, for the utilization of the Company's Federal net operating loss carryforwards (NOLs). During 2005, the Company recorded $31,000 of deferred tax benefit on discontinued operations which was included in Gain (loss) on Disposition of Discontinued Operations, net of tax, in the Statement of Operations.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)
DEFERRED TAX ASSETS:
Restructuring accruals	$-	$180
Net liabilities associated with discontinued
operations	324	527
Investments	644	644
Unpaid accruals	162	162
Property and equipment	141	141
Other	8	123
Compensation accruals	1,052	984
Goodwill	512	481
Insurance reserves	121	146
Unrealized securities losses	372	100
Net operating loss carryforwards	98,836	99,802

Total gross deferred tax assets	102,172	103,290

Less valuation allowance	(87,060)	(88,867)

Net deferred tax assets	15,112	14,423

DEFERRED TAX LIABILITIES:
Other	(1,361)	(932)
Total gross deferred tax liabilities	(1,361)	(932)
Net deferred tax asset	$13,751	$13,491

During the year ended December 31, 2005 the Company reduced its valuation allowance by $1,807,000.  This reduction included $2,079,000 for the projected utilization of Federal operating losses which was allocated to operations and a $272,000 increase of deferred tax on unrealized losses allocated to equity.  During the year ended December 31, 2004, the Company reduced its valuation allowance by $797,000.  This reduction included $522,000 for the Majestic purchase transaction, which was allocated to goodwill and $275,000 for the net change in other deferred tax assets and liabilities. During the year ended December 31, 2003, the Company reduced its valuation allowance by $12,548,000.  This reduction included $5,760,000 for the Marlton purchase transaction which was allocated to goodwill and $6,788,000 for the projected utilization of Federal net operating losses which was allocated to operations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2005.

At December 31, 2005, the Company had Federal net operating loss carryforwards of approximately $277,582,000 which expire as follows (in thousands).

Tax Year:
2019	$22,442
2020	70,827
2021	142,530
2022	41,258
2023	523
2024	2
$277,582

At December 31, 2005, the Company also had net operating loss carryforwards of approximately $25,814,000 for state income tax purposes, primarily in the State of California.  Management believes that it is more likely than not that the state tax benefit of these net operating loss carryforwards will not be realized.

AMIC's ability to utilize its Federal Net Operating Loss Carrryforwards ("NOLs") would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. AMIC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year '"testing period" by "5% stockholders."  In order to reduce the risk of an ownership change, in November 2002, AMIC's stockholders approved an amendment to its Certificate of Incorporation restricting transfers of shares of its common stock that could result in the imposition of limitations on the use, for federal, state and city income tax purposes, of AMIC's carryforwards of net operating losses and certain federal income tax credits.  The Certificate of Incorporation generally restricts any person from attempting to sell, transfer or dispose, or purchase or acquire any AMIC stock, if such transfer would affect the percentage of AMIC stock owned by a 5% stockholder.  Any person attempting such a transfer will be required, prior to the date of any proposed transfer, to request in writing that the board of directors review the proposed transfer and authorize or not authorize such proposed transfer.  Any transfer attempted to be made in violation of the stock transfer restrictions will be null and void.  In the event of an attempted or purported transfer involving a sale or disposition of capital stock in violation of stock transfer restrictions, the transferor shall remain the owner of such shares.  Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by AMIC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Code.

15.  Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees and a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period. These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with GAAP. Many factors could affect these reserves, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company's reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company's results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments.

Reserves are based on approved actuarial methods, but necessarily include assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments.

All of the Company's short-duration contracts are generated from our accident and health business, and are accounted for based on actuarial estimates of the amount of loss inherent in that period's claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

	Year Ended
	December 31,
	2005	2004	2003
	(In thousands)

Balance at a beginning of period	$22,240	$18,635	$7,054
Less: reinsurance recoverables	(4,344)	(4,262)	(3,484)
Net balance at beginning of period	17,896	14,373	3,570
Amount incurred:
Current year	44,417	37,443	23,490
Prior years	305	1,730	(178)
Total	44,722	39,173	23,312
Amount paid, related to:
Current year	29,829	21,521	10,030
Prior years	15,976	14,129	2,479
Total	45,805	35,650	12,509
Net balance at end of period	16,813	17,896	14,373

Plus: reinsurance recoverables	4,069	4,344	4,262
Balance at end of period	$20,882	$22,240	$18,635

The preceding schedule reflects (i) the due and unpaid, (ii) claims in the course of settlement, (iii) estimated incurred but not reported reserves and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year.  The amount incurred in 2005, 2004 and 2003 for prior years of $305,000, $1,730,000 and ($178,000), respectively, is primarily a result of re-estimation of unpaid losses on Medical Stop-Loss reserves.   This increase (decrease) is generally the result of on-going analysis of recent loss development trends.

16.  Reinsurance

Independence American reinsures a portion of its provider excess loss business in order to limit the assumption of disproportionate risks.  Amounts not retained are ceded to other companies on an automatic basis.  Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.  At December 31, 2005, Independence American ceded to three highly rated reinsurers.

The effect of reinsurance on insurance benefits and premiums earned is as follows (in thousands):

		ASSUMED	CEDED		% OF
		FROM	TO		AMOUNT
	GROSS	OTHER	OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
Insurance Benefits:
Year ended December 31, 2005	$1,503	$44,148	$929	$44,722	99%
Year ended December 31, 2004	1,682	38,602	1,111	39,173	99%
Year ended December 31, 2003	1,440	22,592	720	23,312	97%

Premiums Earned:
Year ended December 31, 2005	$1,727	$65,384	$993	$66,118	99%
Year ended December 31, 2004	2,506	59,365	1,668	60,203	99%
Year ended December 31, 2003	2,231	36,702	1,116	37,817	97%

17.  Dividend Restrictions on Insurance Subsidiary

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner.  If such  dividends, together  with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including  realized  capital  gains, for the twelve-month period ending the 31st day of December next preceding, such dividends may be paid so long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American did not pay any dividends in 2005, 2004, and 2003.

18.  Segment Information

Management has restated previously reported segment information reflecting how management currently views its operations.  Segment information is as follows:

	Year Ended
	December 31,
	2005	2004	2003
	(In thousands)
Revenues:
Independence American	$68,293	$62,301	$39,384
MGU Subsidiaries	14,434	17,745	15,483
Corporate	158	110	356
Net realized gains	245	222	330
	$83,130	$80,378	$55,553

Income (loss) from continuing operations
before income tax:
Independence American	$2,886	$4,329	$5,047
MGU Subsidiaries	3,955	6,771	4,936
Corporate	(1,447)	(2,089)	(745)
Net realized gains	245	222	330
	$5,639	$9,233	$9,568

Identifiable Assets at Year End:
Independence American	$64,125	$60,145
MGU Subsidiaries	58,652	57,507
Corporate	6,955	6,743
	$129,732	$124,395

19.  Other Comprehensive Income

The components of total comprehensive income, net of tax, include net income and certain amounts reported directly in equity, such as the after-tax unrealized gains and losses on investment securities available-for-sale.  The components of other comprehensive income for fiscal years 2005, 2004 and 2003 are as follows (in thousands):

	Net of tax
	2005	2004	2003
	(In thousands)

Unrealized holding gains (losses) arising during
the period	$(782)	$(246)	$248
Less: reclassification adjustment for (gains) losses
included in net income	3	27	(330)
Net unrealized gains (losses) on securities	$(779)	$(219)	$(82)

20.  Quarterly Data

The quarterly results of operations are summarized below (in thousands, except per share data):

	YEAR ENDED DECEMBER 31, 2005
	(Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Total revenues	$20,062	$21,068	$21,179	$20,821

Net income	$1,194	$1,221	$1,073	$1,972

Net income per common share-basic	$.14	$.14	$.13	$.23

Net income per common share-diluted	$.14	$.14	$.13	$.23

	YEAR ENDED DECEMBER 31, 2004
	(Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Total revenues	$17,417	$20,015	$21,579	$21,367

Net income	$1,592	$1,341	$1,662	$1,309

Net income per common share-basic	$.19	$.16	$.20	$.16

Net income per common share-diluted	$.19	$.16	$.19	$.15

21.  Subsequent Events

On February 22, 2006, AMIC entered into an agency agreement with First Integrated Health, Inc. (“FIH”)  Under this agreement, FIH will begin writing employer Medical Stop-Loss through Independence American as soon as practicable, and will move the majority of its existing block of CDHP and Medical Stop-Loss to Independence American in January 2007, with the balance moving by the end of 2007.  Independence American paid FIH $2,500,000, which FIH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to FIH.  Independence American will hold the IHC Stock in escrow until such time as its aggregate annualized premiums written through FIH reaches $30 million.

This Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability. Assuming these conditions are satisfied, FIH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  If the Agreement is extended to December 31, 2016, subject to satisfaction of certain further conditions as to premium volume and profitability, FIH would be entitled to up to an additional $5,000,000 depending on the value of the IHC Stock as of December 31, 2016.  In addition, FIH could be entitled to a $1,000,000 bonus on December 31, 2013 subject to satisfaction of certain conditions as to premium volume and profitability.

FIH will enter into a loss ratio slide arrangement whereby Independence American cedes a .35 to 1 two-way slide off of the pivot point of a 100% combined loss ratio risk share.  All premiums with respect to the arrangement will be controlled by Independence American.  FIH will collateralize this obligation with a letter of credit, cash or the IHC Stock.  Independence American will receive customary carrier fees and Insurers Administrative Corporation will receive a management fee on the fully-insured business.

There is no material relationship between the Company and FIH, other than in respect of the agreement.

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

There has been no change in AMIC's internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm can be found in Item 8 of this form 10-K.

PART III

Item 10.

Directors and Executive Officers of Registrant

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 11.

Executive Compensation

Information required by this Item is incorporated by reference to "Executive Compensation"  and "Board of Directors" in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders, except that the information required by paragraphs (i), (k) and (l) of Item 402 Regulation S-K (§229.402) and set forth in such Proxy Statement is specifically not incorporated by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management."

Item 13.

Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions."

Item 14.

Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to the registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption "Principal Accountant Fees and Services."

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

* (1) Financial Statement Schedules.	Page
Schedule I – Summary of investments – other than investments in affiliates	76
Schedule II – Condensed financial information of Parent Company	77-79
Schedule III – Supplementary insurance information	80
Schedule IV – Valuation and Qualifying Accounts	81

* All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(2) Exhibits. See Index to Exhibits included in this Annual Report on Form 10-K	75
Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2006.

AMERICAN INDEPENDENCE CORP.

Signature

/s/ Roy T.K. Thung	President, and Chief Executive Officer
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ Teresa A. Herbert	Chief Financial Officer
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 14, 2006.

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

10 (i). 1

Services Agreement, dated as of November 15, 2002, by and between American Independence Corp. and Independence Holding Company. Incorporated by reference to exhibit 10.2 of the Registrant's Current Report on Form 8-K dated November 14, 2002

10 (i). 2	Agency Agreement, dated February 22, 2006, between the Registrant and First Integrated Health, Inc.
10 (iii). 1	Registrant 1998 Stock Incentive Plan Incorporated by reference to exhibit 99.1 of the Registrant's Registration Statement on Form S-8 dated May 10, 1999.
10 (iii). 2	Registrant 1999 Supplemental Stock Incentive Plan. Incorporated by reference to exhibit 99.1 of the Registrant's Registration Statement on Form S-8 dated June 8, 1999.
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

AS OF DECEMBER 31, 2005

(In thousands)

			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
BONDS:
Corporate securities	$22,849	$22,252	$22,252
Collateralized mortgage obligations (CMO)
and asset backed securities ABS	5,570	5,430	5,430
U.S. Government and agencies obligations	7,802	7,635	7,635
Government sponsored enterprise (GSE) MBS	3,563	3,501	3,501
Agency mortgage backed pass through
securities (MBS)	1,654	1,626	1,626

TOTAL FIXED MATURITIES	41,438	40,444	40,444

NON-REDEEMABLE
PREFERRED STOCKS	1,954	1,884	1,884

Short-term investments	5,071	5,071	5,071
Investment in Majestic	1,082	1,082	1,082

TOTAL INVESTMENTS	$49,545	$48,481	$48,481

SCHEDULE II

AMERICAN INDEPENDENCE CORP.

BALANCE SHEETS

(PARENT COMPANY ONLY)

(In thousands)

	As of December 31,
	2005	2004

ASSETS:
Cash and cash equivalents	$2,913	$1,437
Short-term investments	1,979	3,428
Restricted cash	-	800
Investments in continuing consolidated subsidiaries	63,589	58,733
Other receivables	77	67
Other assets	569	319
Deferred tax asset	13,752	13,459

TOTAL ASSETS	$82,879	$78,243

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$601	$532
Income taxes payable	-	8
Restructuring accrual	-	300
Net liabilities associated with discontinued operations	808	936

TOTAL LIABIITIES	1,409	1,776

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock, 9,180,695 and 9,180,695 shares
issued and 8,451,223 and 8,438,889 shares
outstanding, respectively	92	92
Paid-in capital	479,192	479,017
Accumulated other comprehensive loss:
Unrealized loss on investments, net	(1,064)	(285)
Treasury stock, at cost, 729,472 and 741,806 shares, respectively	(8,730)	(8,877)
Accumulated deficit	(388,020)	(393,480)

TOTAL STOCKHOLDERS' EQUITY	81,470	76,467

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,879	$78,243

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

 SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2005	2004	2003

REVENUES:
Net investment income	$121	$90	$348
Net realized gains	248	249	125
Other income	-	15	3
	369	354	476

EXPENSES:
General and administrative
expenses and other	1,443	1,741	818
Non-cash compensation
expense	227	456	141
Restructuring (income) expense	(67)	-	152
	1,603	2,197	1,111

Loss before income tax expense	(1,234)	(1,843)	(635)
Income tax expense (benefit)	(168)	3,168	(4,399)

Income (loss) before equity in
net income of subsidiaries	(1,066)	(5,011)	3,764
Equity in net income of
subsidiaries	6,585	10,675	8,797

Income from continuing
operations	5,519	5,664	12,561

Discontinued Operations:
Income (loss) of
discontinued operations	(59)	240	110

Net income	$5,460	$5,904	$12,671

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$5,460	$5,904	$12,671
Adjustments to reconcile net income
to net cash provided from operating
activities:
Deferred tax expense	(203)	3,065	(3,440)
Equity in net income of subsidiaries	(6,588)	(10,675)	(8,797)
Equity income	-	-	(258)
Net realized gains	(248)	(249)	(125)
Provision for restructuring	(67)	-	152
(Gain) loss from discontinued operations	59	(240)	(110)
Non-cash compensation expense	227	456	141
Change in operating assets and liabilities:
Net sales of trading securities	248	249	-
Change in deferred tax asset	(90)	(533)	(5,889)
Change in other assets and liabilities	343	(1,043)	(723)

Net cash provided from operating activities	(859)	(3,066)	(6,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in investments in and advances to
consolidated subsidiaries	952	3,892	(3,788)
Change in discontinued liabilities	(187)	(192)	(2,960)
Net (purchases) sales of equity securities	-	-	4
Net (purchases) sales of short-term investments	1,475	(320)	(3,153)
Redemption of other investments	-	-	10,000

Net cash provided from investing activities	2,240	3,380	103

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	95	198	130

Net cash provided from financing activities	95	198	130

Increase (decrease) in cash and cash equivalents	1,476	512	(6,145)
Cash and cash equivalents, beginning of period	1,437	925	7,070
Cash and cash equivalents, end of period	$2,913	$1,437	$925

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	-	-	-
Income taxes	$335	$544	$180

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

			NET		SELLING,
			INVESTMENT	INSURANCE	GENERAL
			INCOME	BENEFITS	AND
	INSURANCE	PREMIUMS	GAINS/	AND	ADMINISTATIVE	PREMIUMS
	RESERVES	EARNED	(LOSSES)	CLAIMS	EXPENSES	WRITTEN

FISCAL YEAR ENDED DECEMBER 31, 2005:
IAIC	$20,882	$66,118	$2,505	$44,722	$20,685	$66,118
MGUs	-	-	195	-	8,835	-
Corporate	-	-	(199)	-	1,445	-
Total	$20,882	$66,118	$2,501	$44,722	$30,965	$66,118

FISCAL YEAR ENDED DECEMBER 31, 2004:
IAIC	$22,240	$60,203	$2,575	$39,173	$18,800	$60,203
MGUs	-	-	61	-	8,630	-
Corporate	-	-	(345)	-	1,742	-
Total	$22,240	$60,203	$2,291	$39,173	$29,172	$60,203

FISCAL YEAR ENDED DECEMBER 31, 2003:
IAIC	$18,635	$37,817	$2,343	$23,312	$11,026	$37,817
MGUs		-	46	-	7,882	-
Corporate		-	(422)	-	816	-
Total	$18,635	$37,817	$1,967	$23,312	$19,724	$37,817

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

SCHEDULE IV – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

			Charged to
	Balance at	Charged to	Other
	Beginning	Costs and	Accounts	Deductions	Balance at
	Of Period	Expenses	Describe	Describe	End of Period

Valuation Allowance on Deferred
Tax Asset:
Year ended December 31, 2005	$88,867	$272	$-	$2,079 (f)	$87,060
Year ended December 31, 2004	$89,664	$(275)	$-	$522 (d)	$88,867
Year ended December 31, 2003	$102,212	$(2,322)	$-	$10,226 (c)	$89,664

Net Liabilities Associated with
Discontinued Operations:
Year ended December 31, 2005	$936	$90 (e)	$-	$218 (a)	$808
Year ended December 31, 2004	$1,368	$-	$(240) (b)	$192 (a)	$936
Year ended December 31, 2003	$4,438	$-	$(110) (b)	$2,960 (a)	$1,368

Restructuring Reserve:
Year ended December 31, 2005	$300	$-	$-	$300 (a)	$-
Year ended December 31, 2004	$866	$-	$-	$566 (a)	$300
Year ended December 31, 2003	$1,717	$152	$-	$1,003 (a)	$866

______________________________________________________

(a) Amounts written off and payments applied, net of receipts.

(b) Payments applied were less than original reserve estimate.

(c) $5,760 of this reduction is due to acquisition of Marlton, effective January 2003.  The remaining $4,466 reduction is based on management's periodic evaluation of the valuation allowance.

(d) Reduction due to acquisition of Majestic, effective July 2004.

(e) Expected payments were more than original reserve estimate.

(f) Reduction is based on management's periodic evaluation of the valuation allowance.