Form 10-Q
period 2006-03-31
AMERICAN INDEPENDENCE CORP
filed 2006-05-10
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2006
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ]

Accelerated filer [X]

Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2006
Common stock, $0.01 par value	8,451,223 shares

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,
	2006	December 31,
ASSETS:	(Unaudited)	2005
Investments:
Short-term investments, at amortized cost, which approximates fair value	$2,946	$5,071
Fixed maturities, at fair value	41,368	40,444
Equity securities, at fair value	924	1,884
Other long-term investments	1,046	1,082

Total investments	46,284	48,481

Cash and cash equivalents	6,017	7,176
Restricted cash ($12,043 and $15,643, respectively, restricted by related parties)	17,768	16,296
Accrued investment income	545	533
Premiums receivable ($2,159 and $2,203, respectively, due from related parties)	2,696	2,389
Net deferred tax asset	13,550	13,751
Due from reinsurers ($10,401 and $10,696, respectively, due from related parties)	11,507	11,707
Goodwill	24,154	24,154
Intangible assets	3,853	726
Accrued fee income ($416 and $370, respectively, due from related parties)	2,923	2,833
Other assets ($0 and $11, respectively, due from related parties)	1,592	1,686

Total assets	$130,889	$129,732

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($16,491 and $17,897, respectively, due to related parties)	$19,512	$20,882
Premium and claim funds payable ($12,043 and $15,643, respectively, due to related parties)	17,768	16,296
Commission payable ($2,087 and $1,898, respectively, due to related parties)	2,695	2,599
Accounts payable, accruals and other liabilities	2,976	2,096
State income taxes payable	273	251
Due to reinsurers ($1,763 and $1,304, respectively, due to related parties)	1,763	1,304
Net liabilities associated with discontinued operations	775	808

Total liabilities	45,762	44,236

Minority interest	4,026	4,026

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no
shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,180,695 shares issued; 8,451,223 and 8,451,223
shares outstanding, respectively	92	92
Additional paid-in capital	479,252	479,192
Accumulated other comprehensive loss	(1,886)	(1,064)
Treasury stock, at cost, 729,472 shares and 729,472 shares, respectively	(8,730)	(8,730)
Accumulated deficit	(387,627)	(388,020)
Total Stockholders’ Equity	81,101	81,470
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,889	$129,732

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2006	2005
REVENUES:
Premiums earned ($13,674 and $13,015, respectively, from related parties)	$16,011	$15,568
MGU fee income ($2,100 and $2,647, respectively, from related parties)	2,639	3,855
Net investment income	759	523
Net realized gains (losses)	(10)	43
Other income	4	73
	19,403	20,062

EXPENSES:
Insurance benefits, claims and reserves ($9,317 and $8,416, respectively, from related parties)	10,965	10,065
Selling, general and administrative expenses ($4,354 and $4,988, respectively, from related parties)	7,546	7,634
Amortization and depreciation	191	279
Minority interest	65	161

	18,767	18,139

Income from continuing operations before income tax	636	1,923
Provision (benefit) for income taxes	243	729

Income from continuing operations	393	1,194

Net income	$393	$1,194

Basic income per common share:
Income from continuing operations	$.05	$.14
Net income applicable to common shares	$.05	$.14

Shares used to compute basic income per share	8,451	8,442

Diluted income per common share:
Income from continuing operations	$.05	$.14
Net income applicable to common shares	$.05	$.14

Shares used to compute diluted income per share	8,490	8,530

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$393	$1,194
Adjustments to net income:
Net realized (gains) losses	10	(43)
Amortization and depreciation	191	279
Equity (income) loss	(16)	5
Deferred tax expense	221	617
Non-cash stock compensation expense	60	41

Change in operating assets and liabilities:
Net sales of trading securities	70	54
Change in policy liabilities	(1,370)	(1,754)
Change in net amounts due from and to reinsurers	659	988
Change in accrued fee income	(90)	(441)
Change in premiums receivable	(307)	(270)
Change in income taxes	(110)	(271)
Change in other assets and other liabilities	318	(508)

Net cash provided by (used by) operating activities of continuing operations	29	(109)
Net cash used by operating activities of discontinued operations	(33)	(71)

Net cash used by operating activities	(4)	(180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	2,186	(2,100)
Change in amounts due to and from brokers	-	93
Sales of fixed maturities	5,086	9,563
Purchases of fixed maturities	(6,997)	(7,427)
Purchases of equity securities	-	(373)
Sales of equity securities	1,018	464
Distributions from interest in partnerships	52	-
Employers Direct Health (“EDH”) agency agreement	(2,500)	-

Net cash provided by (used by) investing activities	(1,155)	220

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	84

Net cash provided by financing activities	-	84

Increase (decrease) in cash and cash equivalents	(1,159)	124
Cash and cash equivalents, beginning of period	7,176	3,236
Cash and cash equivalents, end of period	$6,017	$3,360

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Interest	-	-
Income taxes	$4	$92

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

Since November 2002, the Company has been a holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American"), and its managing general underwriter subsidiaries:  IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as (“IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), Marlton Risk Group LLC ("Marlton") and its investment in Majestic Underwriters LLC ("Majestic").  IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries."  Prior to its current operations, AMIC was an Internet service provider known as SoftNet Systems, Inc.

Since November 2002, AMIC has been affiliated with Independence Holding Company (“IHC”), an insurance holding company, which held 48% of AMIC’s outstanding common stock at March 31, 2006.  The senior management of IHC provides direction to the Company through service agreements between the Company and IHC and IHC subsidiaries.  IHC has also entered into long-term reinsurance treaties to cede medical stop-loss to the Company.  Additionally, the Company began reinsuring IHC’s New York statutory disability business in 2004 and IHC’s employer-sponsored group major medical and short-term medical (“STM”) business in 2005.

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

In the opinion of management, all adjustments that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Reclassifications

Certain amounts in prior years' consolidated financial statements and notes thereto have been reclassified to conform to the 2006 presentation.

2.

Income Per Common Share

Included in the diluted earnings per share calculation for 2006 and 2005 are 39,000 and 88,000 shares, respectively, from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution of options.

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

MGU fee income consisted of the following:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
	(In thousands)

MGU fee income	$2,575	$3,157

MGU fee income profit commissions	64	698

	$2,639	$3,855

4.

Investments

The following table summarizes, for all securities in an unrealized loss position at March 31, 2006, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$19,795	$968	$2,583	$194	$22,378	$1,162
CMO and ABS (1)	4,306	121	2,806	128	7,112	249
U.S. Government and agencies obligations	6,653	261	849	59	7,502	320
GSE (2)	3,602	120	-	-	3,602	120
Agency MBS (3)	-	-	143	4	143	4
Total, fixed maturities	$34,356	$1,470	$6,381	$385	$40,737	$1,855

EQUITY MATURITIES:

Preferred Stock	$591	$32	$333	$4	$924	$36

(1)

Collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABS”).

(2)

Government-sponsored enterprises (“GSEs”) which consist of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

(3)

Mortgage-backed securities (“MBS”).

The following table summarizes, for all securities in an unrealized loss position at December 31, 2005, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$13,003	$392	$2,872	$183	$15,875	$575
CMO and ABS	2,498	46	2,933	94	5,431	140
U.S. Government and agencies obligations	6,760	134	876	33	7,636	167
GSE MBS	5,516	107	-	-	5,516	107
MBS	150	2	1,475	26	1,625	28
Total fixed maturities	$27,927	$681	$8,156	$336	$36,083	$1,017

EQUITY MATURITIES:

Preferred Stock	$559	$63	$325	$12	$884	$75

Substantially all of the unrealized losses at March 31, 2006 and December 31, 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  A total of 66 securities were in a continuous unrealized loss position for less than 12 months and 20 securities for 12 months or longer as of March 31, 2006.  A total of 52 securities were in a continuous unrealized loss position for less than 12 months and 21 securities 12 months or longer as of December 31, 2005.  The unrealized losses were evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2006.  For all fixed maturities, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

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

The Company’s intangible assets, consisting of broker/ third party relationships, are amortized over five years.  In February 2006, Independence American entered into an agreement (“EDH Agreement”) to write group major medical and medical stop-loss insurance pursuant to which a $3,243,000 intangible asset was recorded (see Note 12 of Notes to Consolidated Financial Statements).  The Company has classified the EDH Agreement as an intangible asset that will be amortized over the five year EDH Agreement period.  Such amortization will start in 2007 to coincide with the transfer of business on January 1, 2007.

Intangible assets at March 31, 2006 and December 31, 2005 consist of the following (in thousands):

	March 31, 2006			December 31, 2005
	Definitive	Indefinite		Definitive	Indefinite
	Lives	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$4,814	$100	$4,914	$4,814	$100	$4,914
Additions	3,243	-	3,243	-	-
Balance end of period	8,057	100	8,157	4,814	100	4,914

Accumulated Amortization
Balance end of period	(4,304)	-	(4,304)	(4,188)	-	(4,188)

Net intangible assets	$3,753	$100	$3,853	$626	$100	$726

Weighted average remaining life in years			2.45			0.68

Amortization expense for the three months ended March 31, 2006 and 2005 was $116,000 and $202,000, respectively.

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2006	$427
2007	841
2008	656
2009	649
2010	649
$3,222

6.

Related Party Transactions

AMIC and its subsidiaries incurred expense of $139,000 and $168,000 for the three months ended March 31, 2006 and 2005, respectively, from its service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to AMIC and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

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

7.

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

Net liabilities associated with discontinued operations at March 31, 2006 and December 31, 2005 represent estimated closure costs of Intellicom.

8.

Stock-Based Compensation and Change in Accounting Principle

In January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), "Share Based Payment", which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements, based upon the fair value of the instruments issued.  SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee purchase plans.  SFAS No. 123 (R) replaces SFAS No. 123, which established as preferable a fair value based method of accounting for share-based compensation with employees, but permitted the option of continuing to apply the guidance of APB Opinion No. 25, as long as the notes to the financial statements disclosed the effects of the preferable fair value method.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS No. 123 (R) and the valuation of share-based payments for public companies. The company has applied the provisions of SAB 107 in its adoption of SFAS No. 123 (R) and accordingly recorded share-based payment expense in selling, general and administrative expenses.  Since the Company previously adopted the provisions of SFAS No. 123, effective November 14, 2002, the adoption of SFAS No. 123 (R) did not have a material impact on the Company's Consolidated Financial Statements.

The Company recorded an expense of approximately $60,000 and $41,000 for the three months ended March 31, 2006 and 2005, respectively, related to options issued under the fair value based method.  As of March 31, 2006, there was $490,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding stock options outstanding at March 31, 2006:

Number of options outstanding	504,167
Number of options exercisable	388,971
Weighted average exercise price	$14.90
Aggregate intrinsic value for all options outstanding	$1,329,000
Aggregate intrinsic value for all exercisable options	$1,285,000
Weighted average contractual term remaining	6 years

The following table summarizes the outstanding options to purchase common stock shares at March 31, 2006:

	Outstanding Options

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2005	504,167	14.90

Granted	-	-
Exercised	-	-
Canceled	-	-

Balance, March 31, 2006	504,167	$14.90

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005

Volatility	-	22.59%
Risk-free interest rate	-	3.05%
Dividend yield	-	-
Expected lives in years	-	5.00
Weighted average
fair value	$-	$3.47

The table above does not include numbers for the three months ended March 31, 2006 as no options were granted for that period.

9.

Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings and claims that arise in the ordinary course of its businesses.  The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims.  The Company believes the results of the pending legal proceedings and claims are not expected to have a material adverse effect on its financial condition or cash flows, although there could be such an effect on its results of operations for a particular period.

10.

Other Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Consolidated Statements of Operations; and (ii) after-tax net unrealized gains and losses on securities available for sale which are reported directly in stockholders' equity.  Comprehensive income for the three months ended March 31, 2006 and 2005 is as follows :

	2006	2005
	(In thousands)

Net income	$393	$1,194
Unrealized gains (losses)	(822)	(481)
Comprehensive income (loss)	$(429)	$713

11.

Segment Information

Management has restated previously reported segment information reflecting how management currently views its operations.  Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Revenues:
Independence American	$16,642	$16,108
MGU Subsidiaries	2,725	3,887
Corporate	46	24
Net realized gains (losses)	(10)	43
	$19,403	$20,062

Income (loss) from continuing
operations before income tax
Independence American	$759	$1,197
MGU Subsidiaries	336	1,177
Corporate	(449)	(494)
Net realized gains (losses)	(10)	43

	$636	$1,923

12.

Agency Agreement

On February 22, 2006, AMIC entered into the EDH Agreement with EDH, also known as First Integrated Health, Inc.  Under this agreement, EDH will begin writing employer medical stop-loss through Independence American as soon as practicable, and will move the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American in January 2007, with the balance moving by the end of 2007.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  The IHC Stock is held in escrow until such time as the aggregate annualized premiums written through EDH reaches $30 million.  The Company has classified the $2,500,000 payment as an intangible asset that will be amortized over the five year contract period.  Such amortization will start in 2007 to coincide with the transfer of business on January 1, 2007.

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability. Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company has recorded a derivative liability and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment.  The $743,000 intangible asset balance will also be amortized over the five year contract period, starting on January 1, 2007.  The value of the derivative liability will be evaluated each quarter and the corresponding changes in fair value will be reflected in the Consolidated Statements of Operations.  If the EDH Agreement is extended to December 31, 2016, subject to satisfaction of certain further conditions as to premium volume and profitability, EDH would be entitled to up to an additional $5,000,000 depending on the value of the IHC Stock as of December 31, 2016.  In addition, EDH could be entitled to a $1,000,000 bonus on December 31, 2013 subject to satisfaction of certain conditions as to premium volume and profitability.

As part of the agreement, EDH and Independence American agreed to a profit/loss sharing arrangement, whereby Independence American will pay to, or receive from, EDH 35% of the underwriting profit or loss of the business transferred by EDH.  Independence American will receive customary carrier fees on the fully-insured business.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The actual consolidated results of American Independence Corp.(“AMIC”) and Subsidiaries (collectively referred to as the "Company") could differ significantly from those set forth herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in " Risk Factors " as set forth in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission, as well as those discussed herein in Item 2 and elsewhere in this quarterly report.  Statements contained herein that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Words such as "believes", "anticipates", "expects", "intends", “estimates”, "likelihood", “unlikelihood”, “assessment”, and “foreseeable” and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  A number of important factors could cause the Company's actual results for the year ending December 31, 2006, and beyond to differ materially from past results and those expressed or implied in any forward-looking statements made by the Company, or on its behalf.  The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission, and our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management's assessment of trends in healthcare in general, and in the lines of health insurance in which we participate in particular, play a significant role in determining whether to expand Independence American's reinsurance participation percentage or the number of programs it reinsures.  Since Independence American reinsures a portion of all of the business produced by the MGUs, and since the MGUs are also eligible to earn profit sharing commissions based on the profitability of the business they write, the MGUs also emphasize underwriting profitability.  In addition, management focuses on controlling operating costs.  By sharing employees with IHC and sharing resources among the MGUs and Independence American, AMIC strives to maximize its earnings.

The following are highlights of the Company for the three months ended March 31, 2006:

Independence American Insurance Company

•

Premiums increased 3% to $16.0 million in the three months ended March 31, 2006 from $15.6 million in the three months ended March 31, 2005.

•

Independence American added one additional license, bringing its total to 37 states and District of Columbia.

•

Average percentage of medical stop-loss business ceded from IHC to Independence American increased to 22.4% during the quarter ended March 31, 2006 from 21.6% during the quarter ended March 31, 2005.

•

94% of invested assets in bonds and short-term investments are investment grade, 97% of the bonds have the highest NAIC rating designation (NAIC ratings of 1 and 2 designation).

•

In February 2006, Independence American paid EDH $2,500,000 and entered into the EDH Agreement to write fully-insured and medical stop-loss insurance.

•

The Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses)) for the Medical Stop-Loss line of business for the quarter ended March 31, 2006 was 97.0%.  Although this net loss ratio was higher than the 90.7% net loss ratio applicable to the quarter ended March 31, 2005, it was lower than the net loss ratio of 97.2% for the year ended December 31, 2005.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 37 states and the District of Columbia and has a B++ (Very Good) rating from A.M. Best Company ("A.M. Best").  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's statutory capital and surplus as of March 31, 2006 was $39,851,000.

Managing General Underwriters

IndependenceCare markets and underwrites employer Medical Stop-Loss, provider excess loss and HMO Reinsurance products for Standard Life, Madison Life, Independence American and another carrier.  IndependenceCare currently has four operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C., IndependenceCare Underwriting Services - Southwest L.L.C. and IndependenceCare Underwriting Services - MidAtlantic LLC.  IndependenceCare's 31 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.  RAS markets and underwrites employer Medical Stop-Loss and group life for Standard Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 12 marketing, underwriting and claims personnel.  Marlton Risk Group LLC (“Marlton”) is an 80% owned MGU for employer Medical Stop-Loss and group life for Standard Life, Madison Life and two other carriers.  Marlton, which is based in Voorhees, New Jersey, has 24 marketing, underwriting, medical management and claims employees.  Marlton’s management owns the remaining 20%.

On July 13, 2004, the Company acquired a 23% interest in Majestic Underwriters LLC (“Majestic”), a Medical Stop-Loss MGU which had a block of approximately $41 million of annualized premium, for a purchase price of $1,610,000.  Concurrently, wholly-owned subsidiaries of IHC acquired a 52% interest in Majestic.  The senior management of Majestic owns the remaining 25% interest.  The Company accounts for this investment using the equity method of accounting.  This acquisition resulted in a $522,000 reduction of valuation allowance related to the deferred tax assets, with the effect being an increase to deferred tax asset and a corresponding decrease in other investments.  Under certain circumstances set forth in the Limited Liability Agreement of Majestic, the Company and/or IHC have the right and/or obligation to purchase some or all of the minority interest in Majestic.  Majestic, which is headquartered in Troy, Michigan, has 28 marketing, underwriting, medical management and claims employees.

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

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles and Discontinued Operations as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  During the first quarter of 2006, there were no additions to or changes in the critical accounting policies disclosed in the 2005 Form 10-K.

Results of Operations for the Three Months Ended March 31, 2006, Compared to the Three Months Ended March 31, 2005

Premiums Earned.  Premiums earned increased $443,000 to $16,011,000 for the three months ended March 31, 2006, compared to $15,568,000 for the three months ended March 31, 2005, an increase of 3%.  The Company currently reinsures three lines of business from IHC.  Premiums relating to medical stop-loss were $13,521,000 and $14,139,000 for 2006 and 2005, respectively. The decline is due to a decrease in gross medical stop-loss premiums produced by IHC slightly offset by an increase in the percentage of business assumed from IHC in 2006.  Premiums relating to DBL were $935,000 and $1,036,000 for 2006 and 2005, respectively.  The decline is due to a decrease in DBL premiums produced by IHC as a result of a reduction in premium rates.  Premiums relating to group major medical and short-term medical were $1,555,000 and $394,000 for 2006 and 2005, respectively.  Independence American began reinsuring 10% of IHC’s group medical business effective January 1, 2005.

MGU Fee Income.  MGU fee income decreased $1,216,000 to $2,639,000 for the three months ended March 31, 2006, compared to $3,855,000 for the three months ended March 31, 2005.  MGU fee income-regular decreased $582,000 to $2,575,000 as the MGUs have decreased their block of business in an effort to improve loss ratios.  MGU fee income-profit commission decreased $634,000 to $64,000 for the three months ended March 31, 2006, compared to $698,000 for the three months ended March 31, 2005.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2006 will be based on business written during portions of 2003, 2004 and 2005.  Since certain of the MGUs experienced higher loss ratios in those years, profit commissions for the 2006 fiscal year will be adversely affected.

Net Investment Income.  Net investment income increased $236,000 to $759,000 for the three months ended March 31, 2006, compared to $523,000 for the three months ended March 31, 2005 due to higher yields and an increase in investable assets.  The return on investments of the Company was 5.2% in the first three months of 2006 and 4.3% for the comparable period in 2005.

Net Realized Gains.  Net realized gains (losses) decreased $53,000 to ($10,000) for the three months ended March 31, 2006, compared to $43,000 for the same period of 2005.  The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the three months ended March 31, 2006 and 2005, there were no unrealized losses on securities that the Company deemed to be other than temporary in nature.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased $900,000 to $10,965,000 for the three months ended March 31, 2006, compared to $10,065,000 for the three months ended March 31, 2005, an increase of 9%.  The increase is mainly the result of an increase in the volume of group major medical and short-term medical premium assumed from IHC.  In addition, the Company recorded a Net Loss Ratio of 97.0% for the three months ended March 31, 2006 versus 90.7% for the three months ended March 31, 2005 on its medical stop-loss line of business.  The increase in the net loss ratio is primarily related to business incepting in 2004.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $88,000 to $7,546,000 for the three months ended March 31, 2006, compared to $7,634,000 for the three months ended March 31, 2005.

Amortization and Depreciation.  Amortization and depreciation expense decreased $88,000 to $191,000 for the three months ended March 31, 2006, compared to $279,000 for the three months ended March 31, 2005.  The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs.  These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and IndependenceCare-MidAtlantic.  Amortization expense for these intangible assets will decline over the useful lives of the assets.

Income Taxes.  The provision for income taxes decreased $486,000 to $243,000, an effective rate of 38.2%, for the three months ended March 31, 2006, compared to $729,000, an effective rate of 37.9%, for the three months ended March 31, 2005.  Net income for the three months ended March 31, 2006 and 2005 includes a non-cash provision for federal income taxes of $201,000 and $807,000, respectively.  For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income.  The Company had net income of $393,000, or $.05 per share, diluted, for the three months ended March 31, 2006, compared to $1,194,000 or $.14 per share, diluted, for the three months ended March 31, 2005.

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

Cash Flows

As of March 31, 2006, the Company had $52,301,000 of cash, cash equivalents, and investments net of amounts due to brokers compared with $55,657,000 as of December 31, 2005.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2006 was $29,000.  Net cash flows benefited from premium volume and fees from MGUs, partially offset by higher than expected claims and losses.

Net cash used by investing activities of continuing operations for the three months ended March 31, 2006 was $1,155,000.  This results from purchases of fixed maturities, equity securities, and short-term investments, net of sales of all such securities.  Also, in February 2006, Independence American entered into an agreement to write group major medical and medical stop-loss insurance pursuant to which $2,500,000 was paid to EDH (see Note 12 of Notes to Consolidated Financial Statements).

At March 31, 2006, the Company had $17,768,000 of restricted cash at the MGUs.  The amount at the MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $17,768,000. This asset, in part, represents the premium that is remitted by the insureds and is collected by the MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by the MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at the MGUs, the MGUs are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each insurance carrier in to a bank account that the MGUs can access.  The cash is used by the MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables the MGUs to reimburse claims in a timely manner.

The Company has $19,512,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could sell its fixed maturity investments if the timing of claim payments associated with our insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued reductions in cash usages from its discontinued operations for the year ending December 31, 2006.

The expected schedule of contractual obligations at March 31, 2006 is not materially different than the schedule at December 31, 2005, which was included in Item 7 of the Company’s Annual Report on Form 10-K.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments.  The Company's gross unrealized losses on fixed maturities totaled $1,855,000 at March 31, 2006.  Substantially all of these securities were investment grade.  The remaining unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2006.  The Company holds all fixed maturities as available-for-sale and accordingly marks all of its fixed maturities to market through accumulated other comprehensive income (loss).

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

In the Company's analysis, a 100 to 200 basis point change in interest rates on the Company’s liabilities would not be expected to have a material adverse effect on the Company and is not materially different than the expected change at December 31, 2005 included in Item 7A of the Company’s Annual Report on Form 10-K. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

Item 4.

Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and its principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

  Legal Proceedings

The Company is involved in legal proceedings and claims which arise in the ordinary course of its discontinued businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of the other pending legal proceedings and claims are not expected to have a material adverse effect on its financial condition or cash flows, although there could be such an effect on its results of operations for a particular period,.

Item 1A.   Risk Factors

The were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part 1 of Form 10-K.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung__________________________ Roy T.K. Thung Chief Executive Officer	Date:	May 9, 2006

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	May 9, 2006