Form 10-Q
period 2006-06-30
AMERICAN INDEPENDENCE CORP
filed 2006-08-09
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2006
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

Large accelerated filer [    ]

Accelerated filer [X]

Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common stock, $0.01 par value	8,451,223 shares

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2006	December 31,
ASSETS:	(Unaudited)	2005
Investments:
Short-term investments, at amortized cost, which approximates fair value	$4,302	$5,071
Fixed maturities, at fair value	40,697	40,444
Equity securities, at fair value	858	1,884
Other long-term investments	1,078	1,082

Total investments	46,935	48,481

Cash and cash equivalents	7,378	7,176
Restricted cash ($11,527 and $15,643, respectively, restricted by related parties)	14,885	16,296
Accrued investment income	472	533
Premiums receivable ($1,906 and $2,203, respectively, due from related parties)	2,033	2,389
Net deferred tax asset	13,331	13,751
Due from reinsurers ($11,400 and $10,696, respectively, due from related parties)	12,581	11,707
Goodwill	24,154	24,154
Intangible assets	3,726	726
Accrued fee income ($342 and $370, respectively, due from related parties)	1,488	2,833
Other assets ($0 and $11, respectively, due from related parties)	1,747	1,686

Total assets	$128,730	$129,732

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($17,008 and $17,897, respectively, due to related parties)	$20,888	$20,882
Premium and claim funds payable ($11,527 and $15,643, respectively, due to related parties)	14,885	16,296
Commission payable ($1,590 and $1,898, respectively, due to related parties)	2,082	2,599
Accounts payable, accruals and other liabilities	3,008	2,096
State income taxes payable	296	251
Due to reinsurers ($1,990 and $1,304, respectively, due to related parties)	1,990	1,304
Net liabilities associated with discontinued operations	710	808

Total liabilities	43,859	44,236

Minority interest	4,026	4,026

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no
shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,180,695 shares issued; and 8,451,223 shares outstanding	92	92
Additional paid-in capital	479,313	479,192
Accumulated other comprehensive loss	(2,557)	(1,064)
Treasury stock, at cost, 729,472 shares and 729,472 shares, respectively	(8,730)	(8,730)
Accumulated deficit	(387,273)	(388,020)
Total Stockholders’ Equity	80,845	81,470
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,730	$129,732

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Premiums earned ($13,574, $14,108, $27,248 and $27,123, respectively, from related parties)	$16,346	$16,782	$32,357	$32,350
MGU fee income ($2,033, $2,745, $4,132 and $5,391, respectively, from related parties)	2,593	3,489	5,232	7,344
Net investment income	800	607	1,559	1,130
Net realized and unrealized gains	28	171	18	214
Other income	4	19	8	92
	19,771	21,068	39,174	41,130

EXPENSES:
Insurance benefits, claims and reserves ($9,449, $9,228, $18,766 and $17,644, respectively, from related parties)	11,372	10,111	22,337	20,176
Selling, general and administrative expenses ($4,003, $4,893, $8,290 and $9,881, respectively, from related parties)	7,493	8,576	15,039	16,210
Amortization and depreciation	188	271	379	550
Minority interest	53	147	118	308

	19,106	19,105	37,873	37,244

Income from continuing operations before income tax	665	1,963	1,301	3,886
Provision for income taxes	257	742	500	1,471

Income from continuing operations	408	1,221	801	2,415
Gain (loss) on disposition of discontinued operations, net of tax	(54)	-	(54)	-

Net income	$354	$1,221	$747	$2,415

Basic income per common share:
Income from continuing operations	$.05	$.14	$.10	$.29
Gain (loss) on disposition of discontinued operations, net of tax	(.01)	-	(.01)	-

Net income applicable to common shares	$.04	$.14	$.09	$.29

Shares used to compute basic income per share	8,451	8,447	8,451	8,445

Diluted income per common share:
Income from continuing operations	$.05	$.14	$.10	$.28
Gain (loss) on disposition of discontinued operations, net of tax	(.01)	-	(.01)	-

Net income applicable to common shares	$.04	$.14	$.09	$.28

Shares used to compute diluted income per share	8,504	8,545	8,504	8,546

See accompanying notes to consolidated financial statements.

 American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$747	$2,415
Adjustments to net income:
Net realized and unrealized (gains)	(18)	(214)
Amortization and depreciation	379	550
(Gain) loss on disposal of discontinued operations	54	-
Equity (income)	(48)	(32)
Deferred tax expense	462	1,471
Non-cash stock compensation expense	121	102

Change in operating assets and liabilities:
Net sales of trading securities	152	181
Change in policy liabilities	6	(3,731)
Change in net amounts due from and to reinsurers	(188)	1,374
Change in accrued fee income	1,345	434
Change in premiums receivable	356	159
Change in income taxes	(73)	(322)
Change in other assets and other liabilities	(536)	554

Net cash provided by (used by) operating activities of continuing operations	2,759	2,941
Net cash provided by (used by) operating activities of discontinued operations	(152)	(122)

Net cash provided by (used by) operating activities	2,607	2,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	913	2,826
Change in amounts due to and from brokers	-	(226)
Sales of fixed maturities	6,124	22,875
Purchases of fixed maturities	(8,012)	(24,796)
Purchases of equity securities	-	(622)
Sales of equity securities	1,018	720
Purchases of fixed assets	-	(57)
Distributions from interest in partnerships	52	-
Employers Direct Health (“EDH”) agency agreement	(2,500)	-

Net cash provided by (used by) investing activities	(2,405)	720

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	83

Net cash provided by financing activities	-	83

Increase in cash and cash equivalents	202	3,622
Cash and cash equivalents, beginning of period	7,176	3,236
Cash and cash equivalents, end of period	$7,378	$6,858

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Interest	-	-
Income taxes	$11	$210

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

Since November 2002, AMIC has been affiliated with Independence Holding Company (“IHC”), an insurance holding company, which held 48% of AMIC’s outstanding common stock at June 30, 2006.  The senior management of IHC provides direction to the Company through service agreements between the Company and IHC and IHC subsidiaries.  IHC has also entered into long-term reinsurance treaties to cede medical stop-loss to the Company.  Additionally, the Company began reinsuring IHC’s New York statutory disability business in 2004 and IHC’s employer-sponsored group major medical and short-term medical (“STM”) business in 2005.

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

In the opinion of management, all adjustments that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Reclassifications

Certain amounts in prior years' consolidated financial statements and notes thereto have been reclassified to conform to the 2006 presentation.

2.

Income Per Common Share

Included in the diluted earnings per share calculation for 2006 and 2005 are 53,000 and 98,000 shares for the three months ended June 30, 2006 and 2005, respectively, and 53,000 and 101,000 shares for the six months ended June 30, 2006 and 2005, respectively, from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution of options.

3.

MGU Fee Income

The Company records MGU fee income as policy premium payments are earned.  MGUs are compensated in two ways.  They earn fee income based on the volume of business produced for marketing, underwriting and administrative services that it provides for its carriers (“fee income–administration”), and collect profit-sharing commissions if such business exceeds certain profitability benchmarks (“fee income–profit commissions”). Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where claim development patterns can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could vary greatly from quarter to quarter.

MGU fee income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)

MGU fee income–administration	$2,566	$3,071	$5,141	$6,228

MGU fee income-profit commissions	27	418	91	1,116

	$2,593	$3,489	$5,232	$7,344

4.

Investments

The following table summarizes, for all securities in an unrealized loss position at June 30, 2006, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$15,781	$1,196	$4,775	$399	$20,556	$1,595
CMO and ABS (1)	3,615	166	3,198	161	6,813	327
U.S. Government and agencies obligations	6,789	322	836	72	7,625	394
GSE (2)	1,446	85	1,966	88	3,412	173
Agency MBS (3)	-	-	133	7	133	7
Total, fixed maturities	$27,631	$1,769	$10,908	$727	$38,539	$2,496

EQUITY MATURITIES:

Preferred Stock	$-	$-	$858	$101	$858	$101

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

The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to the Consolidated Statements of Operations, establishing a new cost basis for the security.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.  Based on management’s consideration of these factors, the unrealized losses at June 30, 2006 and December 31, 2005 were deemed to be temporary impairments in value.

Substantially all of the unrealized losses at June 30, 2006 and December 31, 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  A total of 55 securities were in a continuous unrealized loss position for less than 12 months and 29 securities for 12 months or longer as of June 30, 2006.  A total of 52 securities were in a continuous unrealized loss position for less than 12 months and 21 securities 12 months or longer as of December 31, 2005.  The unrealized losses were evaluated in accordance with the Company's policy and were determined to be temporary in nature at June 30, 2006.

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

Intangible assets at June 30, 2006 and December 31, 2005 consist of the following (in thousands):

	June 30, 2006			December 31, 2005
	Definitive	Indefinite		Definitive	Indefinite
	Lives	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$4,814	$100	$4,914	$4,814	$100	$4,914
Additions	3,243	-	3,243	-	-	-
Balance end of period	8,057	100	8,157	4,814	100	4,914

Accumulated Amortization
Balance end of period	(4,431)	-	(4,431)	(4,188)	-	(4,188)

Net intangible assets	$3,626	$100	$3,726	$626	$100	$726

Weighted average remaining life in years			2.36			0.68

Amortization expense for the six months ended June 30, 2006 and 2005 was $243,000 and $202,000, respectively.

Expected amortization expense is as follows (in thousands):

Year Ending
December 31,
Six Months Remaining 2006	$184
2007	841
2008	656
2009	648
2010	649
2011	648
$3,626

6.

Related Party Transactions

AMIC and its subsidiaries incurred expense of $117,000 and $138,000 for the three months ended June 30, 2006 and 2005, respectively, and $256,000 and $306,000 for the six months ended June 30, 2006 and 2005, respectively, from its service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to AMIC and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

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

7.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. (“IAHC”) on November 14, 2002, the Company was a holding company principally engaged in providing Internet services through its discontinued operations.  The operating results of discontinued operations have been segregated from continuing operations and are reported as a loss from discontinued operations on the consolidated statements of operations.  Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management’s estimates of costs to wind down the business and costs to settle its outstanding liabilities.  The actual results could differ materially from these estimates.  The estimated loss on disposition reserve for all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying consolidated balance sheets.

Net liabilities associated with discontinued operations at June 30, 2006 and December 31, 2005 represent estimated closure costs of Intellicom.  Loss on discontinued operations, net of tax of $54,000 for the six months ended June 30, 2006 are a result of unanticipated property taxes relating to Intellicom.  The Company believes the reserve for discontinued operations at June 30, 2006 adequately estimates the remaining costs associated with Intellicom discontinued operations.

8.

Stock-Based Compensation and Change in Accounting Principle

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), "Share Based Payment", which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements, based upon the fair value of the instruments issued.  SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee purchase plans.  SFAS No. 123 (R) replaces SFAS No. 123, which established as preferable a fair value based method of accounting for share-based compensation with employees, but permitted the option of continuing to apply the guidance of APB Opinion No. 25, as long as the notes to the financial statements disclosed the effects of the preferable fair value method.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS No. 123 (R) and the valuation of share-based payments for public companies. The company has applied the provisions of SAB 107 in its adoption of SFAS No. 123 (R) and accordingly recorded share-based payment expense in selling, general and administrative expenses.  Since the Company previously adopted the provisions of SFAS No. 123, effective November 14, 2002, the adoption of SFAS No. 123 (R) did not have a material impact on the Company's Consolidated Financial Statements.

The Company recorded an expense of approximately $121,000 and $102,000 for the six months ended June 30, 2006 and 2005, respectively, related to options issued under the fair value based method.  The Company recorded an expense of approximately $60,000 and $61,000 for the three months ended June 30, 2006 and 2005, respectively.  As of June 30, 2006, there was $430,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding stock options outstanding at June 30, 2006:

Number of options outstanding	504,167
Number of options exercisable	408,929
Weighted average exercise price	$14.90
Aggregate intrinsic value for all options outstanding	$1,405,380
Aggregate intrinsic value for all exercisable options	$1,378,812
Weighted average contractual term remaining	5.7 years

The following table summarizes the outstanding options to purchase common stock shares at June 30, 2006:

	Outstanding Options

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2005	504,167	14.90

Granted	-	-
Exercised	-	-
Canceled	-	-

Balance, June 30, 2006	504,167	$14.90

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended June 30, 2006 and 2005:

	June 30,
	2006	2005

Volatility	-	29.95%
Risk-free interest rate	-	4.04%
Dividend yield	-	-
Expected lives in years	-	5.00
Weighted average fair value	$-	$4.55

The table above does not include numbers for the six months ended June 30, 2006 as no options were granted for that period.

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

10.

Other Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Consolidated Statements of Operations; and (ii) after-tax net unrealized gains and losses on securities available for sale which are reported directly in stockholders' equity.  Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Net income	$354	$1,221	$747	$2,415
Unrealized gains (losses)	(671)	604	(1,493)	123
Comprehensive income (loss)	$(317)	$1,825	$(746)	$2,538

11.

Segment Information

Management has restated previously reported segment information reflecting how management currently views its operations.  Segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Independence American	$16,975	$17,211	$33,617	$33,319
MGU Subsidiaries	2,700	3,582	5,425	7,469
Corporate	68	105	114	129
Net realized gains	28	170	18	213

	$19,771	$21,068	$39,174	$41,130

Income (loss) from continuing operations
before income tax:
Independence American	$732	$1,168	$1,491	$2,365
MGU Subsidiaries	251	1,028	587	2,205
Corporate	(346)	(404)	(795)	(898)
Net realized gains	28	171	18	214

	$665	$1,963	$1,301	$3,886

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

As part of the agreement, EDH and Independence American agreed to a profit/loss sharing arrangement, whereby Independence American will pay to, or receive from, EDH 35% of the underwriting profit or loss of the business transferred by EDH.  Independence American will receive customary carrier fees on the business transferred.

13.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that Interpretation 48 will have on its consolidated financial statements.

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

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management's assessment of trends in healthcare in general, and in the lines of health insurance in which the Company participates in particular, play a significant role in determining whether to expand Independence American's reinsurance participation percentage or the number of programs it reinsures.  Since Independence American reinsures a portion of all of the business produced by the MGUs, and since the MGUs are also eligible to earn profit sharing commissions based on the profitability of the business they write, the MGUs also emphasize underwriting profitability.  In addition, management focuses on controlling operating costs.  By sharing employees with IHC and sharing resources among the MGUs and Independence American, AMIC strives to maximize its earnings.

The following are highlights for the Company:

Independence American Insurance Company

•

Premiums earned were $32.4 million for both the six months ended June 30, 2006 and the six months ended June 30, 2005.

•

Independence American added two additional licenses during the three months ended June 30, 2006, bringing its total to 39 states and the District of Columbia.

•

The average percentage of medical stop-loss business ceded from IHC to Independence American was 22% during both the six months ended June 30, 2006 and the six months ended June 30, 2005.

•

98% of invested assets in bonds and short-term investments are investment grade, 97% of the bonds have the highest NAIC rating designation (NAIC ratings of 1 and 2 designation).

•

In February 2006, Independence American entered into the EDH Agreement to write fully-insured and medical stop-loss insurance.

•

The Net Loss Ratio (defined as insurance benefits, claims and reserves divided by premiums earned less underwriting expenses) for the Medical Stop-Loss line of business for the six months ended June 30, 2006 was 99%.  The net loss ratio applicable to the six months ended June 30, 2005 was 88% and 97.2% for the year ended December 31, 2005.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 39 states and the District of Columbia and has a B++ (Very Good) rating from A.M. Best Company ("A.M. Best").  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's statutory capital and surplus as of June 30, 2006 was $40,277,000.

Managing General Underwriters

IndependenceCare markets and underwrites employer Medical Stop-Loss, provider excess loss and HMO Reinsurance products for Standard Life, Madison Life, Independence American and another carrier.  IndependenceCare currently has four operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C., IndependenceCare Underwriting Services - Southwest L.L.C. and IndependenceCare Underwriting Services - MidAtlantic LLC.  IndependenceCare's 31 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.  RAS markets and underwrites employer Medical Stop-Loss and group life for Standard Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 12 marketing, underwriting and claims personnel.  Marlton Risk Group LLC (“Marlton”) is an 80% owned MGU for employer Medical Stop-Loss and group life for Standard Life, Madison Life and two other carriers.  Marlton, which is based in Voorhees, New Jersey, has 23 marketing, underwriting, medical management and claims employees.  Marlton’s management owns the remaining 20%.

The Company has a 23% interest in Majestic Underwriters LLC (“Majestic”), a Medical Stop-Loss MGU.  Wholly-owned subsidiaries of IHC own a 52% interest in Majestic.  The senior management of Majestic owns the remaining 25% interest.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 27 marketing, underwriting, medical management and claims employees.

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

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles and Discontinued Operations as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  During the six months ended June 30, 2006, there were no additions to or changes in the critical accounting policies disclosed in the 2005 Form 10-K.

Results of Operations for the Three Months Ended June 30, 2006, Compared to the Three Months Ended June 30, 2005

Premiums Earned.  Premiums earned decreased $436,000 to $16,346,000 for the three months ended June 30, 2006, compared to $16,782,000 for the three months ended June 30, 2005, a decrease of 3%.  The Company currently reinsures three lines of business from IHC.  Premiums relating to medical stop-loss were $13,970,000 and $14,586,000 for 2006 and 2005, respectively. The decline is due to a decrease in gross medical stop-loss premiums produced by IHC.  Premiums relating to DBL were $958,000 and $997,000 for 2006 and 2005, respectively.  The decline is due to a decrease in DBL premiums produced by IHC as a result of a reduction in premium rates.  Premiums relating to group major medical and short-term medical were $1,418,000 and $1,199,000 for 2006 and 2005, respectively.  Independence American began reinsuring 10% of IHC’s group medical and short-term medical business in 2005.

MGU Fee Income.  MGU fee income decreased $896,000 to $2,593,000 for the three months ended June 30, 2006, compared to $3,489,000 for the three months ended June 30, 2005.  MGU fee income-administration decreased $505,000 to $2,566,000 as the MGUs have decreased their block of business in an effort to improve loss ratios.  MGU fee income-profit commission decreased $391,000 to $27,000 for the three months ended June 30, 2006, compared to $418,000 for the three months ended June 30, 2005.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2006 will be based on business written during portions of 2003, 2004 and 2005.  Since certain of the MGUs experienced higher loss ratios in those years, profit commissions for the 2006 fiscal year will be adversely affected.

Net Investment Income.  Net investment income increased $193,000 to $800,000 for the three months ended June 30, 2006, compared to $607,000 for the three months ended June 30, 2005 due to higher yields.  The return on investments of the Company was 5.4% in the second three months of 2006 and 4.8% for the comparable period in 2005.

Net Realized and Unrealized Gains.  Net realized gains (losses) decreased $143,000 to $28,000 for the three months ended June 30, 2006, compared to $171,000 for the same period of 2005.  The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  An unrealized loss of $29,000 for the three months ended June 30, 2006 represents an increase in the value of the derivative liability relating to the agreement with EDH (see Note 12 of Notes to Consolidated Financial Statements).  For the three months ended June 30, 2006 and 2005, there were no unrealized losses on securities that the Company deemed to be other than temporary in nature.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased $1,261,000 to $11,372,000 for the three months ended June 30, 2006, compared to $10,111,000 for the three months ended June 30, 2005, an increase of 12%.  The increase is mainly the result of a Net Loss Ratio of 101% for the three months ended June 30, 2006 versus 85% for the three months ended June 30, 2005 on its medical stop-loss line of business.  The increase in the net loss ratio at June 30, 2006 for the medical stop-loss line of business is primarily related to further development of business incepting in 2005 and, to a lesser extent, 2004.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $1,083,000 to $7,493,000 for the three months ended June 30, 2006, compared to $8,576,000 for the three months ended June 30, 2005.  This decrease is primarily due to lower commission expense of $1,064,000 incurred by Independence American resulting from a decrease in profit commissions due to higher loss ratios on certain treaties.

Amortization and Depreciation.  Amortization and depreciation expense decreased $83,000 to $188,000 for the three months ended June 30, 2006, compared to $271,000 for the three months ended June 30, 2005.  The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs.  These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and IndependenceCare-MidAtlantic.  Amortization expense for these intangible assets will decline over the useful lives of the assets.

Income Taxes.  The provision for income taxes decreased $243,000 to $257,000, an effective rate of 39%, for the three months ended June 30, 2006, compared to $742,000, an effective rate of 38%, for the three months ended June 30, 2005.  Net income for the three months ended June 30, 2006 and 2005 includes a non-cash provision for federal income taxes of $218,000 and $640,000, respectively.  For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain/Loss on Discontinued Operations.  Loss on discontinued operations, net of tax was $54,000 for the three months ended June 30, 2006, compared to $0 for the three months ended June 30, 2005, a decrease of $54,000.  The loss is a result of unanticipated property taxes relating to Intellicom.

Net Income.  The Company had net income of $354,000, or $.04 per share, diluted, for the three months ended June 30, 2006, compared to $1,221,000 or $.14 per share, diluted, for the three months ended June 30, 2005.

Results of Operations for the Six Months Ended June 30, 2006, Compared to the Six Months Ended June 30, 2005

Premiums Earned.  Premiums earned increased $7,000 to $32,357,000 for the six months ended June 30, 2006, compared to $32,350,000 for the six months ended June 30, 2005.  The Company currently reinsures three lines of business from IHC.  Premiums relating to medical stop-loss were $27,491,000 and $28,725,000 for 2006 and 2005, respectively. The decline is due to a decrease in gross medical stop-loss premiums produced by IHC.  Premiums relating to DBL were $1,893,000 and $2,032,000 for 2006 and 2005, respectively.  The decline is due to a decrease in DBL premiums produced by IHC as a result of a reduction in premium rates.  Premiums relating to group major medical and short-term medical were $2,973,000 and $1,593,000 for 2006 and 2005, respectively.  Independence American began reinsuring 10% of IHC’s group medical business effective January 1, 2005 and 10% of IHC’s short-term medical in the second half of 2005.

MGU Fee Income.  MGU fee income decreased $2,112,000 to $5,232,000 for the six months ended June 30, 2006, compared to $7,344,000 for the six months ended June 30, 2005.  MGU fee income-administration decreased $1,087,000 to $5,141,000 as the MGUs have decreased their block of business in an effort to improve loss ratios.  MGU fee income-profit commission decreased $1,025,000 to $91,000 for the six months ended June 30, 2006, compared to $1,116,000 for the six months ended June 30, 2005.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2006 will be based on business written during portions of 2003, 2004 and 2005.  Since certain of the MGUs experienced higher loss ratios in those years, profit commissions for the 2006 fiscal year will be adversely affected.

Net Investment Income.  Net investment income increased $429,000 to $1,559,000 for the six months ended June 30, 2006, compared to $1,130,000 for the six months ended June 30, 2005 due to higher yields.  The return on investments of the Company was 5.3% in the first six months of 2006 and 4.6% for the comparable period in 2005.

Net Realized and Unrealized Gains.  Net realized gains (losses) decreased $196,000 to $18,000 for the six months ended June 30, 2006, compared to $214,000 for the same period of 2005.  The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  An unrealized loss of $29,000 for the six months ended June 30, 2006 represents an increase in the value of the derivative liability relating to the agreement with EDH (see Note 12 of Notes to Consolidated Financial Statements).  For the six months ended June 30, 2006 and 2005, there were no unrealized losses on securities that the Company deemed to be other than temporary in nature.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased $2,161,000 to $22,337,000 for the six months ended June 30, 2006, compared to $20,176,000 for the six months ended June 30, 2005, an increase of 11%.  The increase is mainly the result of a Net Loss Ratio of 99% for the six months ended June 30, 2006 versus 88% for the six months ended June 30, 2005 on its medical stop-loss line of business.  The increase in the net loss ratio at June 30, 2006 is primarily related to further development of business incepting in 2005 and, to a lesser extent, 2004.  In addition there was an increase in the volume of group major medical and short-term medical premium assumed from IHC.  The increase of $2,161,000 for the six months ended June 30, 2006 is comprised of a $1,586,000 increase in medical stop-loss expense, a $667,000 increase group major medical and short-term medical expense, and a decrease of $92,000 relating to DBL expense.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $1,171,000 to $15,039,000 for the six months ended June 30, 2006, compared to $16,210,000 for the six months ended June 30, 2005.  This decrease is primarily due to lower commission expense of $1,015,000 incurred by Independence American resulting from a decrease in profit commissions due to higher loss ratios on certain treaties.

Amortization and Depreciation.  Amortization and depreciation expense decreased $171,000 to $379,000 for the six months ended June 30, 2006, compared to $550,000 for the six months ended June 30, 2005.  The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs.  These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and IndependenceCare-MidAtlantic.  Amortization expense for these intangible assets will decline over the useful lives of the assets.

Income Taxes.  The provision for income taxes decreased $971,000 to $500,000, an effective rate of 38%, for the six months ended June 30, 2006, compared to $1,471,000, an effective rate of 38%, for the six months ended June 30, 2005.  Net income for the six months ended June 30, 2006 and 2005 includes a non-cash provision for federal income taxes of $419,000 and $1,256,000 respectively.  For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain/Loss on Discontinued Operations.  Loss on discontinued operations, net of tax was $54,000 for the six months ended June 30, 2006, compared to $0 for the six months ended June 30, 2005, a decrease of $54,000.  The loss is a result of unanticipated property taxes relating to Intellicom.

Net Income.  The Company had net income of $747,000, or $.09 per share, diluted, for the six months ended June 30, 2006, compared to $2,415,000 or $.28 per share, diluted, for the six months ended June 30, 2005.

Liquidity and Capital Resources (in thousands)

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Independence American maintains a revolving Letter of Credit (“LOC”) with a financial institution to support reinsurance obligations of Independence American in the ordinary course of business.  The LOC has an outstanding face amount of up to $5,000,000 although Independence American has not drawn upon funds to date.  The LOC renews October 15 of each year, unless cancelled by Independence American.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  There are no regulatory constraints on the MGUs’ ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by Independence American.

Cash Flows

As of June 30, 2006, the Company had $54,313,000 of cash, cash equivalents, and investments net of amounts due to brokers compared with $55,657,000 as of December 31, 2005.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2006 was $2,759,000.  Net cash flows benefited from premium volume and fees from MGUs, partially offset by higher than expected claims and losses.

Net cash used by investing activities of continuing operations for the six months ended June 30, 2006 was $2,405,000.  This results from purchases of fixed maturities, equity securities, and short-term investments, net of sales of all such securities.  Also, in February 2006, Independence American entered into an agreement to write group major medical and medical stop-loss insurance pursuant to which $2,500,000 was paid to EDH (see Note 12 of Notes to Consolidated Financial Statements).

At June 30, 2006, the Company had $14,885,000 of restricted cash at the MGUs.  The amount at the MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $14,885,000. This asset, in part, represents the premium that is remitted by the insureds and is collected by the MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by the MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at the MGUs, the MGUs are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each insurance carrier in to a bank account that the MGUs can access.  The cash is used by the MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables the MGUs to reimburse claims in a timely manner.

The Company has $20,888,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could sell its fixed maturity investments if the timing of claim payments associated with the Company’s insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments.

The expected schedule of contractual obligations at June 30, 2006 is not materially different than the schedule at December 31, 2005, which was included in Item 7 of the Company’s Annual Report on Form 10-K.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments.  The Company's gross unrealized losses on fixed maturities totaled $2,496,000 at June 30, 2006.  Substantially all of these securities were investment grade.  The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at June 30, 2006.  The Company holds all fixed maturities as available-for-sale and accordingly marks all of its fixed maturities to market through accumulated other comprehensive income (loss).

Outlook

MGU’s

The AMIC MGU’s fee income has decreased as a result of writing and/or renewing fewer policies due to competitor’s willingness to write business at profit margins lower than those acceptable to the Company, partially offset by increased rates on the policies retained.  The AMIC MGU’s do not anticipate materially increasing their production of Medical Stop-Loss business in 2006.

Independence American

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata quota share Medical Stop-Loss reinsurance treaties (the “IHC Treaties”) with Standard Security Life and Madison National Life, which are wholly-owned subsidiaries of IHC.

When an excess product, such as Medical Stop-Loss, experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line, which can increase pressure on pricing and create a "softer" market. The Medical Stop-Loss market began to "soften" in 2003, and less favorable conditions continued through 2005. During 2005, the Company increased rates and made changes in its underwriting guidelines in response to the results of its underwriting audits.  For the six months ended June 30, 2006, the Medical Stop-Loss line was affected by further development on business incepting in 2005 and, to a lesser extent, in 2004, which caused reduced underwriting profitability.  The Company believes that the experience on business written in 2004 should now be nearly complete; and, consequently, business written in 2005 will be nearing completion during the second quarter of 2007.  Based upon the Company’s best estimate, due to the changes made in underwriting guidelines during 2005, the experience on business incepting in 2005 is tracking significantly better than business written in 2004, and business written in 2006 is tracking better than business incepting in 2005 at this point in time.

Through its marketing agreement with EDH, Independence American will begin writing fully-insured health business, including Consumer Driven Health Plans (“CDHPs”) primarily sold to small employer groups, and Medical Stop-Loss in January 2007.  EDH will move the majority of its existing block of fully-insured and stop-loss health insurance to Independence American by the end of 2007.

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

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 Defaults Upon Senior Securities

Not Applicable

Item 4.

 Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on June 15, 2006, the following six nominees were re-elected for one-year terms on the Board of Directors:

Edward A. Bennett, Edward Netter, Myron M. Picoult, Ronald I. Simon, Roy T.K. Thung, Martin E. Winter.

The vote on the election of the above nominees was:

For

At least 7,943,985 shares

Withheld

No more than 143,062 shares

In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 2006 was ratified by a vote of 8,056,791 shares for, 7,069 shares against, and 23,187 shares abstaining.  There were no broker non-votes.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung__________________________ Roy T.K. Thung Chief Executive Officer	Date:	August 9, 2006

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	August 9, 2006