Form 10-Q
period 2006-09-30
AMERICAN INDEPENDENCE CORP
filed 2006-11-09
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2006
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

Large accelerated filer [    ]

Accelerated filer [X]

Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2006
Common stock, $0.01 par value	8,451,223 shares

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2006	December 31,
ASSETS:	(Unaudited)	2005
Investments:
Short-term investments, at amortized cost, which approximates fair value	$-	$1,979
Securities purchased under agreements to resell Fixed maturities, at fair value	5,385 42,236	3,092 40,444
Equity securities, at fair value	1,517	1,884
Other long-term investments	1,078	1,082

Total investments	50,216	48,481

Cash and cash equivalents	7,535	7,176
Restricted cash ($14,455 and $15,643, respectively, restricted by related parties)	16,446	16,296
Accrued investment income	804	533
Premiums receivable ($1,719 and $2,203, respectively, due from related parties)	1,945	2,389
Net deferred tax asset	13,279	13,751
Due from reinsurers ($10,848 and $10,696, respectively, due from related parties)	12,129	11,707
Goodwill	24,154	24,154
Intangible assets	3,615	726
Accrued fee income ($242 and $370, respectively, due from related parties)	829	2,833
Other assets ($2 and $11, respectively, due from related parties)	1,578	1,686

Total assets	$132,530	$129,732

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($17,511 and $17,897, respectively, due to related parties)	$21,259	$20,882
Premium and claim funds payable ($14,455 and $15,643, respectively, due to related parties)	16,446	16,296
Commission payable ($1,108 and $1,898, respectively, due to related parties)	1,676	2,599
Amount due to brokers	1,183	-
Accounts payable, accruals and other liabilities	2,769	2,096
State income taxes payable	318	251
Due to reinsurers ($1,902 and $1,304, respectively, due to related parties)	1,936	1,304
Net liabilities associated with discontinued operations	671	808

Total liabilities	46,258	44,236

Minority interest	4,026	4,026

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no
shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,180,695 shares issued; and 8,451,223 shares outstanding	92	92
Additional paid-in capital	479,371	479,192
Accumulated other comprehensive loss	(1,311)	(1,064)
Treasury stock, at cost, 729,472 shares and 729,472 shares, respectively	(8,730)	(8,730)
Accumulated deficit	(387,176)	(388,020)
Total stockholders’ equity	82,246	81,470
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,530	$129,732

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Premiums earned ($14,279, $14,450, $41,527 and $41,574, respectively, from related parties)	$17,018	$16,959	$49,375	$49,309
MGU fee income ($1,923, $2,691, $6,055 and $8,083, respectively, from related parties)	2,386	3,546	7,618	10,890
Net investment income	807	624	2,366	1,754
Net realized investment gains and losses	30	36	48	250
Other income	6	14	14	106
	20,247	21,179	59,421	62,309

EXPENSES:
Insurance benefits, claims and reserves ($10,398, $10,017, $29,164 and $27,662, respectively, from related parties)	12,671	11,584	35,008	31,760
Selling, general and administrative expenses ($4,122, $3,966, $12,412 and $13,848, respectively, from related parties)	7,113	7,378	22,152	23,588
Amortization and depreciation	180	275	559	825
Minority interest	87	132	205	440

	20,051	19,369	57,924	56,613

Income from continuing operations before income tax	196	1,810	1,497	5,696
Provision for income taxes	99	678	599	2,149

Income from continuing operations	97	1,132	898	3,547
Gain (loss) on disposition of discontinued operations, net of tax	-	(59)	(54)	(59)

Net income	$97	$1,073	$844	$3,488

Basic income per common share:
Income from continuing operations	$.01	$.14	$.11	$.42
Gain (loss) on disposition of discontinued operations, net of tax	-	(.01)	(.01)	(.01)

Net income applicable to common shares	$.01	$.13	$.10	$.41

Shares used to compute basic income per share	8,451	8,451	8,451	8,447

Diluted income per common share:
Income from continuing operations	$.01	$.14	$.11	$.42
Gain (loss) on disposition of discontinued operations, net of tax	-	(.01)	(.01)	(.01)

Net income applicable to common shares	$.01	$.13	$.10	$.41

Shares used to compute diluted income per share	8,515	8,530	8,506	8,529

See accompanying notes to consolidated financial statements.

 American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$844	$3,488
Adjustments to net income:
Net realized investment (gains) and losses	(48)	(250)
Amortization and depreciation	559	825
(Gain) loss on disposal of discontinued operations	54	59
Equity (income)	(72)	(14)
Deferred tax expense	537	1,897
Non-cash stock compensation expense	179	165

Change in operating assets and liabilities:
Net sales of trading securities	320	229
Change in policy liabilities	377	(3,002)
Change in net amounts due from and to reinsurers	210	2,606
Change in accrued fee income	2,004	765
Change in premiums receivable	444	(45)
Change in income taxes	(77)	(154)
Change in other assets and other liabilities	(1,317)	1,169

Net cash provided by (used by) operating activities of continuing operations	4,014	7,738
Net cash provided by (used by) operating activities of discontinued operations	(191)	(170)

Net cash provided by (used by) operating activities	3,823	7,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	1,985	1,786
Net (purchases) sales of securities under resale and repurchase agreements	(2,293)	1,333
Change in amounts due to and from brokers	1,183	1,300
Sales of fixed maturities	9,117	28,916
Maturities of fixed maturities	300	200
Purchases of fixed maturities	(11,695)	(36,025)
Purchases of equity securities	(1,072)	(623)
Sales of equity securities	1,435	720
Purchases of fixed assets	-	(94)
Distributions from interest in partnerships	76	-
Employers Direct Health (“EDH”) agency agreement	(2,500)	-

Net cash provided by (used by) investing activities	(3,464)	(2,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	123

Net cash provided by (used by) financing activities	-	123

Increase in cash and cash equivalents	359	5,204
Cash and cash equivalents, beginning of period	7,176	3,236
Cash and cash equivalents, end of period	$7,535	$8,440

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Interest	-	-
Income taxes	$13	$210

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

Since November 2002, AMIC has been affiliated with Independence Holding Company (“IHC”), an insurance holding company, which held 48% of AMIC’s outstanding common stock at September 30, 2006.  The senior management of IHC provides direction to the Company through service agreements between the Company and IHC and IHC subsidiaries.  IHC has also entered into long-term reinsurance treaties to cede medical stop-loss to the Company.  Additionally, the Company reinsures IHC’s New York statutory disability business and its employer-sponsored group major medical (“Group Medical”) and short-term medical (“STM”) business.  Beginning in 2007, Independence American will begin issuing Group Medical, Medical Stop-Loss and health plans for individuals and families.

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

In the opinion of management, all adjustments that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Reclassifications

Certain amounts in prior years' consolidated financial statements and notes thereto have been reclassified to conform to the 2006 presentation.

2.

Income Per Common Share

Included in the diluted earnings per share calculation for 2006 and 2005 are 64,000 and 79,000 shares for the three months ended September 30, 2006 and 2005, respectively, and 55,000 and 82,000 shares for the nine months ended September 30, 2006 and 2005, respectively, from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution of options.

3.

MGU Fee Income

The Company records MGU fee income as policy premium payments are earned.  MGUs are compensated in two ways.  They earn fee income based on the volume of business produced for marketing, underwriting and administrative services that it provides for its carriers (“fee income–administration”), and earn profit-sharing commissions if such business exceeds certain profitability benchmarks (“fee income–profit commissions”). Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where claim development patterns can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could vary greatly from quarter to quarter.

MGU fee income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

MGU fee income–administration	$2,464	$3,120	$7,605	$9,348

MGU fee income-profit commissions	(78)	426	13	1,542

	$2,386	$3,546	$7,618	$10,890

4.

Investments

The following table summarizes, for all securities in an unrealized loss position at September 30, 2006, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$6,587	$223	$12,594	$584	$19,181	$807
CMO and ABS (1)	2,268	43	4,206	138	6,474	181
U.S. Government and agencies obligations	25	-	7,567	219	7,592	219
GSE (2)	1,068	30	2,317	56	3,385	86
Agency MBS (3)	-	-	134	3	134	3
State and Political Subdivisions	1,175	1	-	-	1,175	1
Total, fixed maturities	$11,123	$297	$26,818	$1,000	$37,941	$1,297

EQUITY MATURITIES:

Preferred Stock	$-	$-	$912	$47	$912	$47

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

(3)

Mortgage-backed securities (“MBS”).

The following table summarizes, for all securities in an unrealized loss position at December 31, 2005, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$13,003	$392	$2,872	$183	$15,875	$575
CMO and ABS	2,498	46	2,933	94	5,431	140
U.S. Government and agencies obligations	6,760	134	876	33	7,636	167
GSE	5,516	107	-	-	5,516	107
Agency MBS	150	2	1,475	26	1,625	28
Total fixed maturities	$27,927	$681	$8,156	$336	$36,083	$1,017

EQUITY MATURITIES:

Preferred Stock	$559	$63	$325	$12	$884	$75

The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to the Consolidated Statements of Operations, establishing a new cost basis for the security.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.  Based on management’s consideration of these factors, the unrealized losses at September 30, 2006 and December 31, 2005 were deemed to be temporary impairments in value.

Substantially all of the unrealized losses at September 30, 2006 and December 31, 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  A total of 27 securities were in a continuous unrealized loss position for less than 12 months and 52 securities for 12 months or longer as of September 30, 2006.  A total of 52 securities were in a continuous unrealized loss position for less than 12 months and 21 securities for 12 months or longer as of December 31, 2005.  The unrealized losses were evaluated in accordance with the Company's policy and were determined to be temporary in nature at September 30, 2006.  For the periods ending September 30, 2006 and 2005, the Company did not record losses for other-then-temporary investments.

5.

Other Intangible Assets

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

Intangible assets at September 30, 2006 and December 31, 2005 consist of the following (in thousands):

	September 30, 2006			December 31, 2005
	Definitive	Indefinite		Definitive	Indefinite
	Lives	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$4,814	$100	$4,914	$4,814	$100	$4,914
Additions	3,243	-	3,243	-	-	-
Balance end of period	8,057	100	8,157	4,814	100	4,914

Accumulated Amortization
Balance end of period	(4,542)	-	(4,542)	(4,188)	-	(4,188)

Net intangible assets	$3,515	$100	$3,615	$626	$100	$726

Weighted average remaining life in years			2.29			0.68

Amortization expense for the nine months ended September 30, 2006 and 2005 was $354,000 and $607,000, respectively.

Expected amortization expense is as follows (in thousands):

Year Ending
December 31,
Three Months Remaining 2006	$73
2007	841
2008	656
2009	648
2010	649
2011	648
$3,515

6.

Related Party Transactions

AMIC and its subsidiaries incurred expense of $138,000 and $136,000 for the three months ended September 30, 2006 and 2005, respectively, and $394,000 and $442,000 for the nine months ended September 30, 2006 and 2005, respectively, from its service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to AMIC and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

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

Net liabilities associated with discontinued operations at September 30, 2006 and December 31, 2005 represent estimated closure costs of Intellicom.  Loss on discontinued operations, net of tax of $54,000 for the nine months ended September 30, 2006 are a result of unanticipated property taxes relating to Intellicom.  The Company believes the net liabilities for discontinued operations at September 30, 2006 adequately estimates the remaining costs associated with Intellicom discontinued operations.

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

The Company recorded an expense of approximately $179,000 and $165,000 for the nine months ended September 30, 2006 and 2005, respectively, related to options issued under the fair value based method.  The Company recorded an expense of approximately $58,000 and $63,000 for the three months ended September 30, 2006 and 2005, respectively.  As of  September 30, 2006, there was $360,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding stock options outstanding at September 30, 2006:

Number of options outstanding	498,167
Number of options exercisable	418,985
Weighted average exercise price	$ 14.91
Aggregate intrinsic value for all options outstanding	$ 1,168,621
Aggregate intrinsic value for all exercisable options	$ 1,153,589
Weighted average contractual term remaining	5.4 years

The following table summarizes the outstanding options to purchase common stock shares at September 30, 2006:

	Outstanding Options

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2005	504,167	14.90

Granted	-	-
Exercised	-	-
Canceled	(6,000)	14.01

Balance, September 30, 2006	498,167	$14.91

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended September 30, 2006 and 2005:

	September 30,
	2006	2005

Volatility	-	27.15%
Risk-free interest rate	-	4.01%
Dividend yield	-	-
Expected lives in years	-	5.00
Weighted average fair value	$-	$4.28

The table above does not include numbers for the nine months ended September 30, 2006 as no options were granted for that period.

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

10.

Other Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Consolidated Statements of Operations; and (ii) after-tax net unrealized gains and losses on securities available for sale which are reported directly in stockholders' equity.  Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$97	$1,073	$844	$3,488
Unrealized gains (losses)	1,246	(611)	(247)	(488)
Comprehensive income (loss)	$1,343	$462	$597	$3,000

11.

Segment Information

Management has restated previously reported segment information reflecting how management currently views its operations.  Segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Independence American	$17,649	$17,562	$51,266	$50,881
MGU Subsidiaries	2,498	3,608	7,923	11,076
Corporate	70	(27)	184	102
Net realized investment gains and losses	30	36	48	250

	$20,247	$21,179	$59,421	$62,309

Income (loss) from continuing operations
before income tax:
Independence American	$113	$1,025	$1,604	$3,390
MGU Subsidiaries	370	954	957	3,159
Corporate	(317)	(205)	(1,112)	(1,103)
Net realized investment gains and losses	30	36	48	250

	$196	$1,810	$1,497	$5,696

12.

Agency Agreement

On February 22, 2006, AMIC entered into the EDH Agreement with EDH, also known as First Integrated Health, Inc.  Under this agreement, subject to Independence American obtaining the appropriate licenses and policy approvals, EDH will begin writing employer medical stop-loss through Independence American as soon as practicable, and will move the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American in January 2007, with the balance moving by the end of 2007.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  The IHC Stock is held in escrow until such time as the aggregate annualized premiums written through EDH reaches $30 million.  The Company has classified the $2,500,000 payment as an intangible asset that will be amortized over the five year contract period.  Such amortization will start in 2007 to coincide with the transfer of business on January 1, 2007.

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

As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement, whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Independence American will receive customary carrier fees on the business written on its paper.

13.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB 20 previously required that most voluntary changes in accounting principle be recognized as a cumulative effect adjustment in net income of the period of the change.  SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.  The adoption of SFAS 154 had no impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  Adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that Interpretation 48 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for years ending on or after November 15, 2006.  Adoption of SAB 108 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Overview

The Company is an insurance holding company engaged in the insurance and reinsurance business through its wholly-owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries (the "MGUs") that currently specialize in Medical Stop-Loss.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 48% of AMIC's stock, and IHC's senior management has provided direction to the Company through service agreements between the Company and IHC.  Independence American’s primary source of income is reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede Medical Stop-Loss business to Independence American.  In addition, Independence American assumes fully-insured health and DBL premiums from IHC, and assumes Medical Stop-Loss premiums from unaffiliated carriers. Beginning in 2007, Independence American will begin issuing Group Medical, Medical Stop-Loss and health plans for individuals and families

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management's assessment of trends in healthcare in general, and in the lines of health insurance in which the Company participates in particular, play a significant role in determining whether to expand Independence American's reinsurance participation percentage or the number of programs it reinsures.  Since Independence American reinsures a portion of all of the business produced by the MGUs, and since the MGUs are also eligible to earn profit sharing commissions based on the profitability of the business they write, the MGUs also emphasize underwriting profitability.  In the past two years, this commitment to profitability has resulted in a decrease in business written by the MGUs.  In addition, management focuses on controlling operating costs.  By sharing employees with IHC and sharing resources among the MGUs and Independence American, AMIC strives to maximize its earnings.

The following are highlights for the Company:

Independence American Insurance Company

•

Premiums earned were $49.4 million and $49.3 million for the nine months ended September 30, 2006 and 2005, respectively; and, $17.0 million for both the three months ended September 30, 2006 and 2005.

•

Independence American added two additional licenses during the three months ended September 30, 2006, bringing its total to 41 states and the District of Columbia.

•

The average percentage of medical stop-loss business ceded from IHC to Independence American was 22% and 23% during the nine months ended September 30, 2006 and 2005, respectively; and 22% and 24% for the three months ended September 30, 2006 and 2005, respectively.

•

99.6% of invested assets in bonds and short-term investments are investment grade, 99.6% of the bonds have the highest NAIC rating designation (NAIC ratings of 1 and 2 designation).

•

In February 2006, Independence American entered into the EDH Agreement to write fully-insured and medical stop-loss insurance.

•

In November 2006, Independence American entered into an agreement with a national, career agent marketing organization to begin marketing health plans to individuals and families.

•

The Net Loss Ratio (defined as insurance benefits, claims and reserves divided by premiums earned less underwriting expenses) for the Medical Stop-Loss line of business for the nine months ended September 30, 2006 was 101.3%.  The net loss ratio applicable to the nine months ended September 30, 2005 was 91.2% and 97.1% for the year ended December 31, 2005.  The net loss ratio was 105.5%, 98.1% and 115.0% for the three months ended September 30, 2006, September 30, 2005, and December 31, 2005, respectively.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 41 states and the District of Columbia and has a B++ (Very Good) rating from A.M. Best Company ("A.M. Best").  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of September 30, 2006 was $40,397,000.

Managing General Underwriters

IndependenceCare markets and underwrites employer Medical Stop-Loss, provider excess loss and HMO Reinsurance products for Standard Security Life Insurance Company of New York (“Standard Life”), Madison National Life Insurance Company, Inc. (“Madison Life”), Independence American and another carrier.  IndependenceCare currently has four operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C., IndependenceCare Underwriting Services - Tennessee L.L.C., IndependenceCare Underwriting Services - Southwest L.L.C. and IndependenceCare Underwriting Services - MidAtlantic LLC.  IndependenceCare's 24 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.  RAS markets and underwrites employer Medical Stop-Loss and group life for Standard Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 12 marketing, underwriting and claims personnel.  Marlton Risk Group LLC (“Marlton”) is an 80% owned MGU for employer Medical Stop-Loss and group life for Standard Life, Madison Life and two other carriers.  Marlton, which is based in Voorhees, New Jersey, has 25 marketing, underwriting, medical management and claims employees.  Marlton’s management owns the remaining 20%.

The Company has a 23% interest in Majestic, a Medical Stop-Loss MGU for Standard Life and another carrier.  Wholly-owned subsidiaries of IHC own a 52% interest in Majestic.  The senior management of Majestic owns the remaining 25% interest.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 27 marketing, underwriting, medical management and claims employees.

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

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles and Discontinued Operations as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  During the nine months ended September 30, 2006, there were no additions to or changes in the critical accounting policies disclosed in the 2005 Form 10-K.

Results of Operations for the Three Months Ended September 30, 2006, Compared to the Three Months Ended September 30, 2005

Premiums Earned.  Premiums earned increased $59,000 to $17,018,000 for the three months ended September 30, 2006, compared to $16,959,000 for the three months ended September 30, 2005, an increase of less than 1%.  The Company currently reinsures three lines of business from IHC.  Premiums relating to medical stop-loss business were $14,266,000 and $14,657,000 for 2006 and 2005, respectively. The decline is due to a decrease in gross medical stop-loss premiums produced by IHC as a result of stricter underwriting guidelines.  Premiums relating to DBL were $959,000 and $1,049,000 for 2006 and 2005, respectively.  The decline is due to a decrease in DBL premiums produced by IHC as a result of a reduction in premium rates.  Premiums relating to group major medical and short-term medical were $1,793,000 and $1,253,000 for 2006 and 2005, respectively.  Independence American began reinsuring 10% of IHC’s group medical and short-term medical business in 2005.  The increase is due to an increase in production of these lines at IHC.

MGU Fee Income.  MGU fee income decreased $1,160,000 to $2,386,000 for the three months ended September 30, 2006, compared to $3,546,000 for the three months ended September 30, 2005.  MGU fee income-administration decreased $656,000 to $2,464,000 as the MGUs have decreased their blocks of business in an effort to improve loss ratios.  MGU fee income-profit commission decreased $504,000 to $(78,000) for the three months ended September 30, 2006, compared to $426,000 for the three months ended September 30, 2005.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2006 are based on business written during portions of 2003, 2004 and 2005.  Since certain of the MGUs experienced higher loss ratios on those treaty years, profit commissions for the 2006 and 2007 fiscal years will be adversely affected.

Net Investment Income.  Net investment income increased $183,000 to $807,000 for the three months ended September 30, 2006, compared to $624,000 for the three months ended September 30, 2005 due to higher yields.  The return on investments of the Company was 5.4% in the three months of 2006 and 4.5% for the comparable period in 2005.

Net Realized Investment Gains and Losses.  Net realized investment gains and losses decreased $6,000 to $30,000 for the three months ended September 30, 2006, compared to $36,000 for the same period of 2005.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  Included in the three months ended September 30, 2006 is an unrealized loss of $66,000 representing an increase in the value of the derivative liability relating to the agreement with EDH (see Note 12 of Notes to Consolidated Financial Statements).  For the three months ended September 30, 2006 and 2005, there were no unrealized losses on securities that the Company deemed to be other than temporary in nature.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased $1,087,000 to $12,671,000 for the three months ended September 30, 2006, compared to $11,584,000 for the three months ended September 30, 2005, an increase of 9%.  The increase is mainly the result of a Net Loss Ratio of 106% for the three months ended September 30, 2006 versus 98% for the three months ended September 30, 2005 on its medical stop-loss line of business.  The increase in the net loss ratio is primarily related to further development of business incepting in 2005 and 2004.  In addition there was an increase in insurance benefits claims and reserves due to the increase in volume of group major medical and STM premium assumed from IHC.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $265,000 to $7,113,000 for the three months ended September 30, 2006, compared to $7,378,000 for the three months ended September 30, 2005.  This decrease is primarily due to lower commission expense of $143,000 incurred by Independence American resulting from a decrease in profit commissions due to non-owned MGUs resulting from higher loss ratios on certain treaties.

Amortization and Depreciation.  Amortization and depreciation expense decreased $95,000 to $180,000 for the three months ended September 30, 2006, compared to $275,000 for the three months ended September 30, 2005.  The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs.  These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and IndependenceCare-MidAtlantic.  Amortization expense for these intangible assets will decline over the useful lives of the assets.

Income Taxes.  The provision for income taxes decreased $579,000 to $99,000, an effective rate of 50.5%, for the three months ended September 30, 2006, compared to $678,000, an effective rate of 37.5%, for the three months ended September 30, 2005.  Net income for the three months ended September 30, 2006 and 2005 includes a non-cash provision for federal income taxes of $54,000 and $577,000, respectively.  The effective rate of 50.5% for the three months ended September 30, 2006 is higher due to state taxes on MGU income, and lower federal tax expense results from the deduction of the higher state taxes and lower consolidated income.  Independence American pays a nominal amount of state income tax, therefore there is a higher effective state tax rate on consolidated income for the three months ended September 30, 2006 compared to September 30, 2005.  For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain/Loss on Discontinued Operations.  Loss on discontinued operations, net of tax was $0 for the three months ended September 30, 2006, compared to $59,000 for the three months ended September 30, 2005.  The loss in 2005 was primarily the result of the re-estimation of lease costs related to the Company’s discontinued Intellicom operation.

Net Income.  The Company had net income of $97,000, or $.01 per share, diluted, for the three months ended September 30, 2006, compared to $1,073,000 or $.13 per share, diluted, for the three months ended September 30, 2005.

Results of Operations for the Nine Months Ended September 30, 2006, Compared to the Nine Months Ended September 30, 2005

Premiums Earned.  Premiums earned increased $66,000 to $49,375,000 for the nine months ended September 30, 2006, compared to $49,309,000 for the nine months ended September 30, 2005.  The Company currently reinsures three lines of business from IHC.  Premiums relating to medical stop-loss business were $41,756,000 and $43,382,000 for 2006 and 2005, respectively. The decline is due to a decrease in gross medical stop-loss premiums produced by IHC as a result of stricter underwriting guidelines.  Premiums relating to DBL were $2,853,000 and $3,081,000 for 2006 and 2005, respectively.  The decline is due to a decrease in DBL premiums produced by IHC as a result of a reduction in premium rates.  Premiums relating to group major medical and short-term medical were $4,766,000 and $2,846,000 for 2006 and 2005, respectively.  Independence American began reinsuring 10% of IHC’s group medical business effective January 1, 2005 and 10% of IHC’s short-term medical (STM) in the second half of 2005.  The increase is due to an increase in production of these lines at IHC and the lack of STM premiums in the first half of 2005.

MGU Fee Income.  MGU fee income decreased $3,272,00 to $7,618,000 for the nine months ended September 30, 2006, compared to $10,890,000 for the nine months ended September 30, 2005.  MGU fee income-administration decreased $1,743,000 to $7,605,000 as the MGUs have decreased their blocks of business in an effort to improve loss ratios.  MGU fee income-profit commission decreased $1,529,000 to $13,000 for the nine months ended September 30, 2006, compared to $1,542,000 for the nine months ended September 30, 2005.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2006 are based on business written during portions of 2003, 2004 and 2005.  Since certain of the MGUs experienced higher loss ratios on those treaty years, profit commissions for the 2006 and 2007 fiscal years will be adversely affected.

Net Investment Income.  Net investment income increased $612,000 to $2,366,000 for the nine months ended September 30, 2006, compared to $1,754,000 for the nine months ended September 30, 2005 due to higher yields.  The return on investments of the Company was 5.3% in the first nine months of 2006 and 4.6% for the comparable period in 2005.

Net Realized Investment Gains and Loss.  Net realized investment gains and losses decreased $202,000 to $48,000 for the nine months ended  September 30, 2006, compared to $250,000 for the same period of 2005.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  Included in the nine months ended September 30, 2006 is an unrealized loss of $95,000 representing an increase in the value of the derivative liability relating to the agreement with EDH (see Note 12 of Notes to Consolidated Financial Statements).  For the nine months ended September 30, 2006 and 2005, there were no unrealized losses on securities that the Company deemed to be other than temporary in nature.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased $3,248,000 to $35,008,000 for the nine months ended September 30, 2006, compared to $31,760,000 for the nine months ended September 30, 2005, an increase of 10%.  The increase is mainly the result of a Net Loss Ratio of 101% for the nine months ended September 30, 2006 versus 91% for the nine months ended September 30, 2005 on its medical stop-loss line of business.  The increase in the net loss ratio is primarily related to further development of business incepting in 2005 and 2004.  In addition there was an increase in the volume of group major medical and STM premium assumed from IHC.  The increase of $3,248,000 for the nine months ended September 30, 2006 is comprised of a $2,106,000 increase in medical stop-loss expense, a $1,138,000 increase in group major medical and STM expense, and an increase of $4,000 relating to DBL expense.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $1,436,000 to $22,152,000 for the nine months ended September 30, 2006, compared to $23,588,000 for the nine months ended September 30, 2005.  This decrease is primarily due to lower commission expense of $1,138,000 incurred by Independence American resulting from a decrease in profit commissions due to non-owned MGUs resulting from higher loss ratios on certain treaties.

Amortization and Depreciation.  Amortization and depreciation expense decreased $266,000 to $559,000 for the nine months ended September 30, 2006, compared to $825,000 for the nine months ended September 30, 2005.  The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs.  These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and IndependenceCare-MidAtlantic.  Amortization expense for these intangible assets will decline over the useful lives of the assets.

Income Taxes.  The provision for income taxes decreased $1,550,000 to $599,000, an effective rate of 40.0%, for the nine months ended September 30, 2006, compared to $2,149,000 an effective rate of 37.7%, for the nine months ended September 30, 2005.  Net income for the nine months ended September 30, 2006 and 2005 includes a non-cash provision for federal income taxes of $473,000 and $1,833,000 respectively.  The effective rate of 40.0% for the nine months ended September 30, 2006 is higher due to state taxes on MGU income, and lower federal tax expense results from the deduction of the higher state taxes and lower consolidated income.  Independence American pays a nominal amount of state income tax, therefore there is a higher effective state tax rate on consolidated income for the three months ended September 30, 2006 compared to September 30, 2005.  For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain/Loss on Discontinued Operations.  Loss on discontinued operations, net of tax was $54,000 for the nine months ended September 30, 2006, compared to $59,000 for the nine months ended September 30, 2005.  The loss in both years was primarily the result of the re-estimation of lease costs related to the Company’s discontinued Intellicom operation.

Net Income.  The Company had net income of $844,000 or $.10 per share, diluted, for the nine months ended September 30, 2006, compared to $3,488,000 or $.41 per share, diluted, for the nine months ended September 30, 2005.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  There are no regulatory constraints on the MGUs’ ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by Independence American.  For the nine months ended September 30, 2006, the MGUs have paid $3,052,000 in dividends to Corporate.

Cash Flows

As of September 30, 2006, the Company had $56,834,000 of cash, cash equivalents, and investments net of amounts due to brokers compared with $55,720,000 as of December 31, 2005.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2006 was $4,014,000.  Net cash flows were the result of from premium volume and fees from MGUs, partially offset by higher than expected claims and losses.

Net cash used by investing activities of continuing operations for the nine months ended September 30, 2006 was $3,464,000.  This results from purchases of fixed maturities, equity securities, and short-term investments, net of sales of all such securities.  Also, in February 2006, Independence American entered into an agreement to write group major medical and medical stop-loss insurance pursuant to which $2,500,000 was paid to EDH (see Note 12 of Notes to Consolidated Financial Statements).

At September 30, 2006, the Company had $16,446,000 of restricted cash at the MGUs.  The amount at the MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $16,446,000. This asset, in part, represents the premium that is remitted by the insureds and is collected by the MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by the MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at the MGUs, the MGUs are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each insurance carrier in to a bank account that the MGUs can access.  The cash is used by the MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables the MGUs to reimburse claims in a timely manner.

The Company has $21,259,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could sell its fixed maturity investments if the timing of claim payments associated with the Company’s insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments.

The expected schedule of contractual obligations at September 30, 2006 is not materially different than the schedule at December 31, 2005, which was included in Item 7 of the Company’s Annual Report on Form 10-K.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments.  The Company's gross unrealized losses on fixed maturities totaled $1,297,000 at September 30, 2006.  Substantially all of these securities were investment grade.  The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at September 30, 2006.  The Company holds all fixed maturities as available-for-sale and accordingly marks all of its fixed maturities to market through accumulated other comprehensive income (loss).

Outlook

MGU’s

The MGU’s fee income has decreased as a result of writing and/or renewing fewer policies due to competitor’s willingness to write business at profit margins lower than those acceptable to the Company, partially offset by increased rates on the policies retained.  The MGU’s do not anticipate materially increasing their production of Medical Stop-Loss business in 2007, however, a leading insurance rating agency has stated that there are indications that the stop-loss market should show signs of hardening by sometime in 2007, which could help the MGUs produce more business.

Independence American

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata quota share Medical Stop-Loss reinsurance treaties (the “IHC Treaties”) with Standard Life and Madison Life, which are wholly-owned subsidiaries of IHC.

When an excess product, such as Medical Stop-Loss, experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line, which can increase pressure on pricing and create a "softer" market. The Medical Stop-Loss market began to "soften" in 2003, and less favorable conditions continued through 2005. During 2005, the Company increased rates and made changes in its underwriting guidelines in response to the results of its underwriting audits.  For the nine months ended September 30, 2006, the Medical Stop-Loss line was affected by further development on business incepting in 2005 and, to a lesser extent, in 2004, which caused reduced underwriting profitability.  The Company believes that the experience on business written in 2004 should now be nearly complete; and, consequently, business written in 2005 will be nearing completion during the second quarter of 2007.  Based upon the Company’s best estimate, due to the changes made in underwriting guidelines during 2005, the experience on business incepting in 2005 is tracking significantly better than business written in 2004, and business written in 2006 is tracking better than business incepting in 2005 at this point in time.

Through its marketing agreement with EDH, Independence American will begin writing fully-insured health business, including Consumer Driven Health Plans (“CDHPs”) primarily sold to small employer groups, and Medical Stop-Loss in January 2007.  EDH will move the majority of its existing block of fully-insured and stop-loss health insurance to Independence American by the end of 2007.  In addition, the Company has entered into an agreement with a national, career agent marketing organization to begin marketing health plans to individuals and families utilizing Independence American as the carrier.  The agency projects that it will have $17 million of annualized premiums ($10 million on an earned basis) on Independence American paper as of December 31, 2007.  Independence American initially anticipates retaining 50% of the risk on this business.  The program will be administered by Insurers Administrative Corporation, a wholly-owned subsidiary of IHC.

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

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung__________________________ Roy T.K. Thung Chief Executive Officer	Date:	November 9, 2006

/s/ Teresa A. Herbert Teresa A. Herbert Vice President and Chief Financial Officer	Date:	November 9, 2006