Form 10-K
period 2006-12-31
AMERICAN INDEPENDENCE CORP
filed 2007-03-16
CIK 97196

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

COMMON STOCK, PAR VALUE $0.01 PER SHARE

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

[   ] Yes

        [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2006 was $53,248,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

Class

Outstanding at March 15, 2007

Common Stock, $0.01 par value

  8,457,890

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in June 2007, which definitive proxy statement will be filled with the Securities and Exchange Commission within the time periods prescribed by applicable law.

FORM 10-K CROSS REFERENCE INDEX

PART I
	Item 1.	Business	3

	Item 1A.	Risk Factors	11

	Item 1B.	Unresolved Staff Comments	15

	Item 2.	Properties	15

	Item 3.	Legal Proceedings	15

	Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II
	Item 5.	Market for Registrant's Common Equity, Related
		Stockholder Matters and Issuer Purchases of Equity Securities	16

	Item 6.	Selected Financial Data	18

	Item 7.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	19

	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 8.	Financial Statements and Supplementary Data	34

	Item 9.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	70

	Item 9A.	Controls and Procedures	70

	Item 9B.	Other Information	70

PART III
	Item 10.	Directors, Executive Officers and Corporate Governance	71

	Item 11.	Executive Compensation	71

	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	71

	Item 13.	Certain Relationships and Related Transactions, and Director
		Independence	71

	Item 14	Principal Accounting Fees and Services	71

PART IV
	Item 15.	Exhibits and Financial Statement Schedules	72

PART I

Item 1.  Business

Since November 2002, American Independence Corp. (“AMIC or the “Company”) has been a holding company engaged in the insurance and reinsurance business through: a) its wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); and c) its investment in Majestic Underwriters LLC ("Majestic").  IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries."  Prior to its current operations, AMIC was an Internet service provider known as SoftNet Systems, Inc.

FORWARD-LOOKING STATEMENTS

Certain statements and materials contained in this report, such as statements relating to management’s views with respect to future events and financial performance, may be considered "forward-looking statements”,.  Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from historical experience or from future results expressed or implied by such forward-looking statements.  For a discussion of risk factors affecting the Company’s business and prospects, see Item 1A Risk Factors.

Principal Products and Services

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 43 states and the District of Columbia, and has a B++ (Good) rating from A.M. Best Company, Inc. ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

During 2006, 98% of Independence American’s premiums earned were derived from assumed reinsurance premiums.  In 2006, 83% of this premium was related to medical stop-loss business, 11% was related to fully insured health business, and 6% was related to short-term statutory disability benefit product in New York State ("DBL").  Of the medical stop-loss premium, 82% was generated from pro rata reinsurance treaties with Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life") pursuant to which Standard Security Life and Madison National Life will cede, at treaty renewals, at least 15% (and may cede up to 30%) of their gross medical stop-loss premiums written to Independence American.  Standard Security Life and Madison National Life are wholly owned, indirect subsidiaries of Independence Holding Company (collectively referred to as "IHC"), which owns 48% of the Company’s outstanding stock.  For 2006, Standard Security Life and Madison National Life ceded an average of 22.2% of their medical stop-loss business to Independence American.  The reinsurance treaties between Independence American and Standard Security Life and Independence American and Madison National Life terminate December 31, 2014, unless terminated sooner by Independence American. Standard Security Life, which is domiciled in New York, has an A (Excellent) rating from A.M. Best, and is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin, has an A- (Excellent) rating from A.M. Best, is licensed to sell insurance products in 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands, and is an accredited reinsurer in New York.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers on eight other programs.  For 2006, Independence American received between 15% and 25% of the premium on these unaffiliated programs.  For more general information on types of reinsurance, see “Reinsurance” below.  In 2006, Independence American wrote a nominal amount of medical stop-loss, and short-term medical (“STM”) on a direct basis.  In 2007, Independence American will begin writing a significant amount of small group major medical, medical stop-loss and major medical plans for individuals and families.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.

Medical Stop-Loss

Independence American primarily reinsures employer medical stop-loss insurance for self-insured group medical plans. Self-insured plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through other health care plans provided by an insurer or health maintenance organization ("HMO").  Employer medical stop-loss insurance allows self-insured employers to manage the risk of excessive health insurance costs under self-funded plans by limiting the employer's health care expenses to a predetermined amount. This stop-loss coverage is available on either a "specific" or a "specific and aggregate" basis.  Specific stop-loss coverage reimburses employers for large claims incurred by an individual employee or dependent.  When an employee or dependent's covered claims exceed the specific stop-loss deductible, covered amounts in excess of the deductible are reimbursable to the employer under the specific stop-loss policy.  The specific stop-loss deductible is selected based on the number of covered employees, the employer's capacity to assume some of the risk, and the medical claim experience of the plan. Aggregate stop-loss coverage protects the employer against fluctuations due to claim frequency.  The employer's overall claim liability is limited to a certain dollar amount, often referred to as the attachment point.  An aggregate stop-loss policy usually provides reimbursement when coverage claims for the plan as a whole exceed the aggregate attachment point.  Many of the stop-loss policies Independence American reinsures cover specific claims only.  Standard Security Life and Madison National Life market employer medical stop-loss insurance nationally through a network of managing general underwriters ("MGUs"), which are non-salaried contractors that receive administrative fees. As of December 31, 2006, Standard Security Life marketed this product through 11 MGUs, including IndependenceCare, RAS, Marlton and Majestic.  As of December 31, 2006, Madison National Life marketed this product through four MGUs, including IndependenceCare.  MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by Standard Security Life and Madison National Life, billing and collecting premiums from the employers, paying commissions to agents, third-party administrators ("TPAs") and/or brokers, and adjudicating claims.  Standard Security Life and Madison National Life are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves.

Since 2002, Independence American has issued and/or reinsured managed care excess coverages, including provider excess loss insurance and HMO Reinsurance.  Independence American issues and reinsures provider excess loss insurance on a specific loss basis only.  This product is marketed to providers, managed care organizations, including provider hospital organizations, hospital groups, physician groups and individual practice associations that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation. Independence American is currently approved to write provider excess loss insurance in 14 states.  This product is written through IndependenceCare which is responsible for marketing, underwriting, billing and collection of premiums, and medically managing, administering and adjudicating claims. Independence American also reinsures provider excess loss insurance written through IndependenceCare and issued by Standard Security Life on a specific loss basis only. Independence American reinsures HMO Reinsurance coverage written by Standard Security Life and marketed through IndependenceCare. This coverage protects HMOs against excess losses incurred under an HMO health plan and is marketed to HMOs that desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation.

As of December 31, 2006, Independence American had employer medical stop-loss policies approved in 36 states. Pursuant to an agreement entered into in 2006 with Employers Direct Health (“EDH”), Independence American began writing employer medical stop-loss business.  This block is expected to total, on an annualized basis, approximately $6 million as of December 31, 2007 (see Note 5 of Notes to Consolidated Financial Statements). Primarily as a result of this marketing agreement, AMIC anticipates significant growth in medical stop-loss business written by Independence American in 2007 and in future years, and believes that the amount of this line of business reinsured will remain relatively stable unless IHC greatly expands the amount of business written by its carriers.

Fully Insured Health

Small Employer Group Major Medical

During 2006, Independence American reinsured 10% of the group major medical business written by Standard Security Life and Madison National Life, including consumer-driven health plans ("CDHPs").  This business, generally written through agents and brokers that receive commissions, is fully insured major medical coverage designed to work with health reimbursement accounts ("HRA") and health savings accounts ("HSA") which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as preferred provider organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment.  Independence American has begun filing group major medical and major medical plans for individuals and families that include CDHP products.  Pursuant to the marketing agreement with EDH described above, Independence American will begin writing group major medical business in 2007, which is expected to total, on an annualized basis, approximately $23 million.  Independence American initially anticipates retaining 65% of the risk on this business.  Primarily as a result of the EDH marketing agreement, AMIC anticipates significant growth in this line of business beginning in 2007 and in future years.  In addition, IHC has announced that it anticipates meaningful growth in this line of business in 2007 and in future years, which would mean more reinsurance premium for Independence American assuming the existing reinsurance treaties with Standard Security Life and Madison National Life remain in effect.

Major Medical for Individuals and Families

In 2006, the Company has entered into an agreement with a national, career agent marketing organization to begin marketing health plans to individuals and families utilizing Independence American as the carrier.  The agency projects that it will have $10 million of annualized premiums ($6 million on an earned basis) on Independence American paper as of December 31, 2007.  Independence American initially anticipates retaining 50% of the risk on this business.  The program will be administered by Insurers Administrative Corporation, a wholly owned, indirect subsidiary of IHC.  These amounts are less than what was initially disclosed due to a later than anticipated launch date as a result of product design changes and filing requirements.

Short-Term Medical (“STM”)

During 2006, Independence American reinsured 10% of the STM business written by Standard Security Life and Madison National Life.  This business, primarily written through agents and brokers that receive commissions, is designed specifically for people with transient needs for health coverage. Typically, STM products are written as major medical coverage with a defined duration, which is normally twelve months or less. Among the typical purchasers of STM products would be self-employed professionals, recent college graduates, people between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time.    IHC has announced that it anticipates meaningful growth in this line of business in 2007 and in future years, which would mean more reinsurance premium for Independence American, assuming the existing reinsurance treaties with Standard Security Life and Madison National Life remain in effect.  In addition, Independence American will continue to seek alternative distribution channels that would give it an opportunity to write this business on its paper.

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

AMIC expects the reinsurance premium from this line of business to remain relatively stable, assuming the existing reinsurance treaties with Standard Security Life and Madison National Life remain in effect.

Managing General Underwriters

The MGU’s are responsible for marketing, underwriting, billing and collecting premiums and administering and processing claims.  IndependenceCare and RAS are the two MGU Subsidiaries acquired as part of the November 2002 transaction with IHC.  IndependenceCare markets and underwrites employer medical stop-loss, provider excess loss and HMO Reinsurance products for Standard Security Life, Madison National Life, Independence American and another carrier.  IndependenceCare currently has two operating subsidiaries, IndependenceCare Underwriting Services - Minneapolis L.L.C. and IndependenceCare Underwriting Services - MidAtlantic LLC.  During 2006, IndependenceCare Underwriting Services - Tennessee L.L.C., IndependenceCare Underwriting Services - Southwest L.L.C. were converted from MGUs to regional sales offices.  RAS markets and underwrites employer medical stop-loss and group life for Standard Security Life, Madison National Life and another carrier.

The Company acquired, on February 10, 2003, but effective as of January 1, 2003, 80% of the business of two affiliated employer medical stop-loss MGUs (the "Acquired MGUs").  The acquisition was accomplished by the formation of Marlton Risk Group LLC ("Marlton") into which the Acquired MGUs contributed all of their assets, and the Company contributed $16,000,000 cash for an 80% ownership interest.  The Company's cash contribution was then distributed to the Acquired MGUs together with the remaining 20% interest in Marlton, and Marlton assumed all of the liabilities of the Acquired MGUs.  Marlton is an MGU for employer medical stop-loss and group life for Standard Security Life, Madison National Life and two other carriers.  Current senior management of Marlton own the remaining 20%.

On July 13, 2004, the Company acquired a 23% interest in Majestic Underwriters LLC ("Majestic"), an employer medical stop-loss MGU.  IHC owns 52% of Majestic and Majestic's management owns the remaining 25%.  The purchase price for AMIC's interest in Majestic was $1,610,000.

On April 16, 2004, the Company expanded its business through the acquisition of substantially all of the assets of an employer medical stop-loss managing general underwriter for a purchase price of $600,000.  The assets were acquired by IndependenceCare Underwriting Services–MidAtlantic LLC ("ICH-MidAtlantic").  This acquisition resulted in goodwill in the amount of $486,000 and intangible assets in the amount of $114,000.

Reinsurance

Reinsurance is an arrangement in which an insurance company (the "reinsurer") agrees to indemnify another insurance company (the "ceding company") against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts.  Reinsurance provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without an accompanying increase in statutory capital and surplus.  There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type of category of risks insured by the ceding company.  Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company's underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company.  In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract.  Independence American currently only participates in treaty reinsurance. Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis.  Under pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion.  Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company's retention or reinsurer's attachment point, generally subject to a negotiated reinsurance contract limit.  Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk.  In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission.  The ceding commission generally is based on the ceding company's cost of acquiring and managing the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expenses).  Independence American participates in pro rata reinsurance for their medical stop-loss business.

Federal Net Operating Loss Carryforwards

At December 31, 2006, AMIC had consolidated net operating loss carryforwards ("NOLs") of approximately $276 million for federal income tax purposes.  Some or all of the NOL carryforwards may be available to offset, for federal income tax purposes, the future taxable income, if any, of AMIC as described in more detail in Note 13 of the Notes to Consolidated Financial Statements.  The Internal Revenue Service ("IRS") has not audited any of AMIC's tax returns for any of the years during the carryforward period, including those returns for the years in which the losses giving rise to the NOL carryforward were reported.

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

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's board of directors.  As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents.  At December 31, 2006, 99.6% of the fixed maturities were investment grade.  The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

Liabilities for insurance reserves were computed using information derived from actual historical premium and claims data.  This method is widely used in the health insurance industry to estimate the liabilities for insurance reserves.  Inherent in this calculation is management and actuarial judgments and estimates which could significantly impact the ending reserve liabilities and, consequently, operating results.  Actual results may differ, and these estimates are subject to interpretation and change.  See Critical Accounting Policies for further explanation of insurance reserve calculation.

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

Discontinued Operations

Prior to becoming an insurance holding company in November 2002, the Company (then known as SoftNet Systems, Inc.) was a holding company principally engaged in providing Internet services.  As of September 30, 2002, the Company had discontinued the businesses of Intelligent Communications, Inc. ("Intellicom"), Aerzone Corporation ("Aerzone"), ISP Channel, Inc. ("ISP Channel"), Kansas Communications, Inc. ("KCI"), and Micrographic Technology Corporation ("MTC").  Due to difficult and deteriorating conditions in that market, the Company wound down these businesses.  In December 2000, the Company's board of directors approved a plan to discontinue the operations of its subsidiary, ISP Channel, which had provided cable-based Internet access and related services, and the operations of another subsidiary, Aerzone, which provided Internet and related services at airports.  In April 2002, the Company ceased operations of its remaining operating subsidiary, Intellicom, following the disposition of its key assets.  In connection with the Company's exit from the Internet provider business, it undertook a process of consideration of strategic alternatives for the Company.

On July 30, 2002, the Company entered into an agreement to acquire First Standard Holdings Corp. ("FSHC") from SSH Corp. and Independence Holding Company ("IHC") for $31.92 million in cash.  As described below, FSHC was the holding company for an insurance company and two MGUs.  Subsequently, at the Special Meeting of Stockholders on November 14, 2002, the Company's stockholders approved the stock purchase agreement between the Company, SSH Corp. and IHC (the "Purchase Agreement"), and approved the Company's name change to American Independence Corp. Also on November 14, 2002, the Company consummated the transactions contemplated by the Purchase Agreement and FSHC changed its name to Independence American Holdings Corp. ("IAHC").  Following this acquisition, the Company closed its offices in San Francisco, terminated all but two of its employees, and entered into a services agreement with IHC pursuant to which the Company's operations are primarily directed by IHC's management and employees.

In a separate transaction, on July 30, 2002, IHC acquired Pacific Century Cyberworks Limited's ("PCCW") entire interest in the Company consisting of 1,666,666 shares of common stock at $9.00 per share for a total value of $15 million.  As a result of this transaction, PCCW's two appointees resigned from the Company's board of directors, and Edward Netter, Chairman of IHC, and Roy T.K. Thung, President and Chief Executive Officer of IHC, were appointed to the Company's board of directors.  On April 22, 2003, a wholly owned subsidiary of IHC completed its tender for one million shares of the common stock of the Company at $9.00 per share for a total value of $9,000,000.  On December 22, 2003, IHC purchased 613,401 shares in the market and through private transactions.  During 2004, IHC purchased an additional 1% interest in the Company, bringing its aggregate interest in the Company to 40%.  During 2005, IHC purchased an additional 8% interest, bringing its current aggregate interest in the Company to 48%.

The operating results of these discontinued operations have been segregated from continuing operations and are reported as a gain (loss) from discontinued operations on the Consolidated Statements of Operations.  Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management's estimates of costs to wind down the business and costs to settle its outstanding liabilities.  The actual results could differ from these estimates.  The estimated loss on disposition reserve of all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying Consolidated Balance Sheets.  The cash flows used in discontinued operations are presented separately in the operating activities section of the Consolidated Statements of Cash Flows.  There were no cash flows associated with investing and financing activities for the years presented for discontinued operations.

Discontinued Operations of Intelligent Communications, Inc.

On March 29, 2002, the Company and its wholly owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc.  Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's board of directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Principally due to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company has reserves for discontinued operations of Intellicom of $555,000 for this liability at December 31, 2006, and $808,000 at December 31, 2005.  In October of 2006, the Company entered into an agreement with a third party to sublease the property in Livermore, California for the remaining life of the lease.  The income associated with the sublease is reflected in the reserve balance.

Discontinued Operations of Aerzone Corporation

On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.) to provide high-speed Internet access to global business travelers.  As part of the Aerzone business, the Company acquired Laptop Lane, on April 21, 2000.  On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets.  The Company has no remaining reserve in net liabilities associated with discontinued operations for Aerzone at December 31, 2006.

Discontinued Operations of ISP Channel, Inc.

On December 7, 2000, the Company's board of directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and the Company was no longer able to bear the costs of maintaining ISP Channel.  The Company has no remaining reserve in net liabilities associated with discontinued operations for ISP Channel at December 31, 2006.

Discontinued Operations of Micrographic Technology Corporation

As a result of the December 31, 1999 sale of MTC to Global Information Distribution GmbH ("GID"), the Company discontinued operations of MTC.  The Company has no remaining reserve in net liabilities associated with discontinued operations for MTC at December 31, 2006.

Discontinued Operations of Kansas Communications, Inc

As a result of the February 12, 1999 sale of the assets of the telecommunications segment, KCI, to Convergent Communications Services, Inc., the Company discontinued this segment.  The Company has no remaining reserve in net liabilities associated with discontinued operations for KCI at December 31, 2006.

Employees

The Company and its subsidiaries, collectively, had 59 employees as of December 31, 2006.

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

If any of the adverse events associated with the risks described below occurs, the Company's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company's common stock could decline.

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

The Company's Results May Fluctuate as a Result of Factors Generally Affecting the Insurance and Reinsurance Industry

The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause the Company's results to fluctuate. The industry’s and the Company's financial condition and results of operations may be affected significantly by:

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

•

New mandated benefits or other regulatory changes that change the scope of business or increase the Company’s costs; and

•

Failure of MGUs to adhere to underwriting guidelines as required by the Company in its MGU agreements.

The occurrence of any or a combination of these factors, which is beyond the Company’s control, could have a material adverse effect on its results.

If the Rating Agencies Downgrade Independence American, the Company's Results of Operations and Competitive Position in the Industry May Suffer

Ratings are an important factor in establishing the competitive position of insurance companies. Independence American is rated B++ (Good) by A.M. Best Company, Inc., whose ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders, and are not evaluations directed to investors. The rating of Independence American is subject to periodic review by A.M. Best Company, Inc., and the Company is not assured of the continued retention of this rating.  If A.M. Best Company, Inc. reduces Independence American's ratings from its current levels, the Company's business would be adversely affected.

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

The Company's Inability to Assess Underwriting Risk Accurately Could Reduce Its Net Income

The Company's success is dependent on its ability to assess accurately the risks associated with the businesses on which the risk is retained. If the Company fails to assess accurately the risks it retains, the Company may fail to establish the appropriate premium rates and the Company's reserves may be inadequate to cover its losses, requiring augmentation of the reserves, which in turn would reduce the Company's net income.

The Company’s agreements with its producers (including its MGUs) require that the producers follow underwriting guidelines published by the Company and amended from time to time.  Failure to follow these guidelines may result in termination or modification of the agreement. The Company performs periodic audits to confirm adherence to the guidelines, but it is possible that the Company would not detect a breach in the guidelines for some time after the infraction which could result in a material impact on the Net Loss Ratio for that producer and could have an adverse impact on the Company’s operating results.

If the Company is Unsuccessful in Competing Against Larger or More Well-Established Competitors, Its Results of Operations and Financial Condition Will Be Adversely Affected

The Company's industry is highly competitive and has experienced severe price competition from time to time over the last several years.  The Company faces competition from domestic and international insurance and reinsurance companies, from underwriting agencies, and from diversified financial services companies that are significantly larger than the Company.  Some of these competitors have greater financial, marketing and other resources, have been operating longer than the Company and have established long-term and continuing business relationships through the industry, which can be a significant competitive advantage.  In addition to competition in the operation of its business, the Company faces competition from a variety of sources in attracting and retaining qualified employees.  The Company cannot assure that it will maintain its current competitive position in the markets in which it operates, or that it will be able to expand its operations into new markets and compete effectively in the future.  If the Company fails to do so, its business could be materially adversely affected.

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

Decreases in the Fair Market Value of Fixed Maturities May Greatly Reduce the Value of the Company's Investment Portfolio, and as a Result, the Company's Financial Condition May Suffer

At December 31, 2006, fixed maturities represented $42.7 million or 75% of the Company's total investments of $57.2 million. The fair market value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by the Company will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of market value fluctuations affects the Company's Consolidated Financial Statements. Because all of the Company's fixed maturities are classified as available for sale, changes in the fair market value of the Company's securities are reflected in the Company's stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect the Company's stockholders' equity, total comprehensive income and/or cash flows.

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

The Occurrence of Various Events May Adversely Affect the Company's Ability to Utilize Fully Its Tax Net Operating Loss Carryforwards.

The Company has U.S. federal tax net operating loss carryforwards of approximately $276 million, which may be used against any profits from the Company's business.  However, events outside of the control of the Company or IHC, such as certain acquisitions and dispositions of the Company's common stock, may limit the use of all or a portion of the Company's tax net operating loss carryforwards.  If such events were to occur, the Company's expectation of using its tax net operating loss carryforwards against potential profits would not be realized and the Company could potentially have a higher tax liability in the future than it would otherwise have had.

Certain Proposed Federal and State Legislation May, if Adopted, Adversely Affect the Company's Business

In the continuing debate over health-care reform, certain federal and state legislation has been proposed that could have the effect of fundamentally altering the dynamics of the industry in which the Company competes, including imposing mandatory universal health-care coverage, or otherwise resulting in a much larger role for government in the provision of health care. We cannot predict which, if any, of such broad-based proposals will be enacted into law and what the effect would be (either positive or negative) on the Company’s business and results of operations.

Additionally, less-fundamental change in the regulatory requirements imposed on the Company may harm its business or results of operations. For example, some states have imposed new time limits for the payment of uncontested covered claims and required health-care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain unfair payment practices. If the Company were unable, for any reason, to comply with these requirements, it could result in substantial costs to the Company and could materially adversely affect its results of operations and financial condition.

Certain Business Arrangements are Terminable by Other Parties

Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product.  Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  In 2005, Standard Security Life and Madison National Life began ceding 10% of the majority of IHC’s fully insured business to Independence American.  Standard Security Life and Madison National Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  Standard Security Life and Madison National Life ceded 22.2% on average to Independence American in 2006, amounts in excess of 15% are not contractually obligated.  However, the AMIC MGUs are the largest producers of medical stop-loss business for IHC, controlling a majority of this premium in 2006.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

IndependenceCare leases 6,900 square feet of office space in Minneapolis, Minnesota, which expires on May 31, 2008; 1,200 square feet in Franklin, Tennessee, which expires on June 30, 2007; and 3,100 square feet in Austin, Texas, which expires on September 30, 2008.  The Tennessee lease will not be renewed and the Company is attempting to transfer the obligations under its Texas lease to a third party.  RAS leases 4,200 square feet of office space in South Windsor, Connecticut, which expires on February 1, 2009.  Marlton leases 6,000 square feet of office space in Voorhees, New Jersey, which expires on January 31, 2009.

Item 3.

Legal Proceedings

The Company is involved in legal proceedings and claims which arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of pending legal proceedings and claims are not expected to have a material adverse effect on its financial condition or cash flows, although there could be a material effect on its results of operations for a particular period.

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.

Market for the Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

Since November 15, 2002, American Independence Corp. (“AMIC or the “Company”) common stock has been listed and traded on the Nasdaq National Market ("Nasdaq") under the symbol "AMIC".  From April 14, 1999 through November 14, 2002, the Company's common stock was traded and listed on Nasdaq under the symbol "SOFN".  The following table sets forth the per share range of high and low sale prices for the Company's common stock, as reported on Nasdaq, for each quarter of 2006 and 2005:

Quarter Ended:	High	Low
December 31, 2006	$11.49	$9.78
September 30, 2006	$12.28	$10.36
June 30, 2006	$12.45	$10.55
March 31, 2006	$13.00	$10.95

Quarter Ended:	High	Low
December 31, 2005	$12.66	$10.75
September 30, 2005	$13.40	$12.35
June 30, 2005	$13.85	$12.04
March 31, 2005	$14.90	$13.05

Holders of Record

At January 19, 2007, there were 78 record holders of the Company's common stock.  The closing price for the Company's common stock at December 31, 2006 was $10.41.

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

Dividends

The Company does not have any legal restriction on paying dividends, and no dividend on the Company’s stock was declared during 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the quarter ended December 31, 2006.

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of the Common Stock with that of the Nasdaq Stock Market (US) Index and the Nasdaq Stock Market Insurance Index.  The graph assumes that dividends were reinvested and is based on a $100 investment on September 30, 2001.  Indices data was obtained from the Center for Research in Security Price (CRSP).  The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of Five Year Cumulative Total Return

Among AMIC, Nasdaq Stock Market (US) Index and Nasdaq Insurance Index

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

	Year Ended				Quarter Ended	Year Ended
	December31,				December 31,	September 30,
	2006	2005	2004	2003	2002(a)	2002
Income Data:
Total revenues	$81,485	$83,130	$80,378	$55,553	$2,688	$1,730
Net income (loss) applicable to common
shares from continuing operations	$1,508	$5,519	$5,664	$12,561	$(5,557)	$(8,830)
Balance Sheet Data:
Total investments	$57,215	$48,481	$44,469	$38,258	$37,010	$40,910
Total assets	134,760	129,732	124,395	112,868	83,489	70,814
Insurance liabilities	40,150	37,178	38,042	33,623	16,114	-
Long-term debt	-	-	-	-	-	-
Stockholders' equity	83,084	81,470	76,467	70,128	57,267	63,665
Per Share Data:
Basic income (loss) per common share
from continuing operations	$.18	$.65	$.67	$1.50	$(.66)	$(1.05)
Diluted income (loss) per common
share from continuing operations	$.18	$.65	$.66	$1.49	$(.66)	$(1.05)
Book value per common share	$9.82	$9.64	$9.06	$8.33	$6.82	$7.58

Notes:

Excludes all Internet service segments which are discontinued operations.

All per share data has been restated to show the effect of the Company's one for three reverse split on February 13, 2003.

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

Item 7.

 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements and materials contained in this report, such as statements relating to management’s views with respect to future events and financial performance, may be considered "forward-looking statements”,.  Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from historical experience or from future results expressed or implied by such forward-looking statements.  For a discussion of risk factors affecting the Company’s business and prospects, see Item 1A Risk Factors.

Overview

The following is a summary of the results of operations for the Company (in thousands):

	Year Ended
	December 31,
	2006	2005	2004

Revenues	$81,485	$83,130	$80,378
Expenses	79,017	77,491	71,145
Income from continuing operations,
before income tax	2,468	5,639	9,233
Provision (benefit) for income taxes	960	120	3,569
Gain (loss) on disposition of
discontinued operations, net of tax	(54)	(59)	240
Net income	$1,454	$5,460	$5,904

The Company is an insurance holding company engaged in the insurance and reinsurance business through its wholly owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries (the "MGUs") that currently specialize in medical stop-loss insurance.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 48% of AMIC's stock, and IHC's senior management has provided direction to the Company through service agreements between the Company and IHC.  Independence American’s primary source of revenue is reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and short-term statutory disability benefit product in New York State ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing medical stop-loss business in 2006 and will expand this line of business and begin writing two fully insured health products in 2007.

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

The following is a summary of key performance information and events:

Independence American Insurance Company

•

2006 was negatively impacted by higher than expected claims from certain of Independence American's medical stop-loss programs.  The Company recorded an overall Net Loss Ratio for medical stop-loss of 100.5%, 97.1% and 91.3% in 2006, 2005 and 2004, respectively.  The Net Loss Ratio ("Net Loss Ratio") is defined as insurance benefits, claims and reserves, divided by (premiums earned less underwriting expenses).  Based on currently available information, business incepting in 2006, of which a material portion will be earned and recorded in 2007, is projected to achieve a net loss ratio that is meaningfully lower than that of business incepting in 2005, just as the net loss ratio on business incepting in 2005 was meaningfully lower than that of business incepting in 2004.

•

Premiums increased 3% to $67.8 million for the year ended December 31, 2006 from $66.1 million for the year ended 2005.

•

Added six additional licenses in 2006, bringing total to 43 states and the District of Columbia.

•

Average percentage of gross medical stop-loss premiums written ceded from IHC to Independence American increased to 22.2% during 2006 from 21.9% during 2005.

•

Of the Company's investment assets, approximately 94.3% was invested in investment grade fixed income securities, resale agreements, and cash and cash equivalents at December 31, 2006.  Also at such date, 99.6% of the Company's fixed maturities had the highest NAIC rating designation (NAIC ratings of 1 and 2 designation).

•

In 2006, Independence American began writing medical stop-loss business and will, in 2007, write small group major medical business pursuant to an agreement entered into in 2006 (see Note 5 of Notes to Consolidated Financial Statements).

•

Agreed with a national, career agent marketing organization to begin marketing, in 2007, health plans to individuals and families utilizing Independence American as the carrier.

MGU Division (IndependenceCare, Marlton, RAS)

•

In 2006, the MGUs wrote an aggregate of $94.3 million of annualized gross premium which generated pre-tax income of $1.4 million, as compared to $101.3 million and $4.0 million in 2005, respectively.  The MGUs wrote less premiums due, in part, to stricter underwriting guidelines and the continuing generally "soft" market.

•

In 2006, the MGUs generated revenues of $10.8 million, as compared to $14.4 million in 2005, a decrease of 25%, due to lower volume of premium underwritten and lower profit commissions.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2006. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  While the Company believes that larger variations are possible (as was the case with the 2004 and 2005 underwriting years which deviated by 12.5 and 7.1 Net Loss Ratio points, respectively), based on a review of historical Net Loss Ratios experienced by the Company, the reasonably likely deviation from the expected Net Loss Ratio is between three and five Net Loss Ratio points.  Therefore, based on its experience to date, it is reasonably likely that the actual experience will fall within a range up to five loss ratio points  above or below the expected pricing loss ratio.  The impact of these reasonably likely changes at December 31, 2006, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $1.2 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2006 Consolidated Statement of Operations.

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

Fully Insured

Reserves for fully insured medical and dental business are established using historical claim development patterns.  Claim development by number of months elapsed from the incurred month is studied each month and development factors are calculated.  These claim development factors are then applied to the amount of claims paid to date for each incurred month to estimate fully complete claims.  The difference between fully complete claims and the claims paid to date is the estimated reserve.  Total reserves are the sum of the reserves for all incurred months.

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

Reinsurance

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life which are wholly owned subsidiaries of IHC.  These treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life, Madison National Life and Independence American have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2006 and 2005, Standard Security Life and Madison National Life ceded an average of 22.2% and 21.9%, respectively, of their medical stop-loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product (“DBL”) business.  In 2005, Standard Security Life and Madison National Life began ceding 10% of the majority of its fully insured business to Independence American.

IHC provides the Company with pro rata quota share reinsurance on business written by Independence American. This business accounted for approximately 2% of the Company’s total earned premiums at December 31, 2006.  Commencing in January 2004, Independence American began ceding 30% of its provider excess insurance to Madison National Life.  In January 2005, Independence American increased the amount ceded to Madison National Life to 55%. This treaty was entered into on January 1, 2004 and will remain in force for an indefinite period, unless terminated by either party as of any December 31.  The Company is not aware of any regulatory or other restrictions on the ability of IHC to fund its obligations under agreements in which IHC reinsures such provider excess business.  Any such restrictions would at this point have a minimal impact on the Company.  In addition, in 2006 Independence American ceded 50% of its STM business to unrelated reinsurers.

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

The Company has net operating loss carryforwards for federal income tax purposes available to reduce future income subject to income taxes.  The net operating loss carryforwards expire between 2019 and 2025.

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

Investments

The Company accounts for its investments in debt and equity securities under SFAS No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities.  The Company has classified all of its investments as available-for-sale or trading securities. These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in either accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities.  The Company also had $4.0 million and $3.6 million, on average, in trading accounts at December 31, 2006 and 2005, respectively.  All such trading securities were liquidated at December 31, 2006 and 2005.  Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

Declines in value of securities available–for-sale that are judged to be other-than-temporary are determined based on the specific identification method and are reported in the Consolidated Statements of Operations as net realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

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

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended December 31, 2006, Compared to the Fiscal Year Ended December 31, 2005

Premiums Earned.  Premiums earned increased $1,659,000 (3% increase) to $67,777,000 for fiscal 2006, compared to $66,118,000 for fiscal 2005.  The Company currently reinsures three lines of business from IHC.  Premiums relating to medical stop-loss business were $56,179,000 and $57,732,000 for fiscal 2006 and fiscal 2005, respectively. The decline is due to a decrease in gross medical stop-loss premiums written by IHC as a result of stricter underwriting guidelines.  Premiums relating to DBL were $3,913,000 and $4,187,000 for fiscal 2006 and fiscal 2005, respectively.  The decline is due to a decrease in DBL premiums produced by IHC as a result of a reduction in premium rates.  Premiums relating to group major medical and STM were $7,685,000 and $4,199,000 for fiscal 2006 and fiscal 2005, respectively.  Independence American began reinsuring 10% of IHC’s group medical business effective January 1, 2005 and 10% of IHC’s STM in the second half of 2005.  The increase is due to an increase in production of these lines at IHC and the lack of STM premiums in the first half of fiscal 2005.

MGU Fee Income.  MGU fee income decreased $3,800,000 to $10,356,000 for fiscal 2006, compared to $14,156,000 for fiscal 2005.  MGU fee income-administration decreased $2,046,000 to $10,238,000 for fiscal 2006, compared to $12,284,000 for fiscal 2005, as the MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission decreased $1,754,000 to $118,000 for fiscal 2006, compared to $1,872,000 for fiscal 2005.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2006 are based on business written during portions of 2003, 2004 and 2005.  Since certain of the MGUs experienced higher loss ratios on those years, profit commissions for 2007 and future fiscal years will continue to be adversely affected.

Net Investment Income.  Net investment income increased $766,000 to $3,267,000 for fiscal 2006, compared to $2,501,000 for fiscal 2005 due to higher yields and an increase in invested assets.  The return on investments of the Company was 5.4% for fiscal 2006 and 4.76% for the comparable period in 2005.

Net Realized Investment Gains.  Net realized investment gains decreased $179,000 to $66,000 for fiscal 2006, compared to $245,000 for fiscal 2005.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  Included in fiscal 2006 is an unrealized loss of $96,000 representing an increase in the value of the derivative liability relating to the agreement with EDH (see Note 5 of Notes to Consolidated Financial Statements).  For fiscal 2006 and 2005, there were no unrealized losses on securities that the Company deemed to be other than temporary in nature.  See Note 6 of Notes to Consolidated Financial Statements for additional information.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased $3,077,000 to $47,799,000 for fiscal 2006, compared to $44,722,000 for fiscal 2005, an increase of 7%.  The increase is mainly the result of a Net Loss Ratio of 100.5% for fiscal 2006 versus 97.1% for fiscal 2005 on its medical stop-loss business.  The increase in the net loss ratio is primarily related to further development of business incepting in 2005 and 2004.  In addition, there was an increase in the volume of group major medical and STM premium assumed from IHC.  The increase of $3,077,000 for fiscal 2006 is comprised of a $1,153,000 increase in medical stop-loss expense, a $1,881,000 increase in group major medical and STM expense, and an increase of $43,000 relating to DBL expense.  Insurance benefits, claims and reserves for 2006 includes a charge of $1,969,000 to reflect loss development in its medical stop-loss business from prior years.  While management sets reserves based on its best estimate of ultimate claim settlement cost, the Company adjusts reserves as claims mature, approach settlement or are otherwise resolved.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $925,000 to $30,267,000 for fiscal 2006, compared to $31,192,000 for fiscal 2005.  This decrease is primarily due to lower commission expense of $780,000 incurred by Independence American resulting from a decrease in profit commissions due to non-owned MGUs resulting from higher loss ratios on certain treaties.

Amortization and Depreciation.  Amortization and depreciation expense decreased $411,000 to $689,000 for fiscal 2006, compared to $1,100,000 for fiscal 2005.  The expense mainly relates to the amortization of the intangible assets for the value of broker/TPA relationships of the MGUs.  These assets were part of the purchase price adjustments for the acquisition of IAHC, Marlton, and IndependenceCare-MidAtlantic.  Amortization expense for these intangible assets will decline over the useful lives of the assets.

Minority Interest.   The Company recorded $262,000 for fiscal 2006 and $544,000 for fiscal 2005 of expense related to the 20% minority interest in Marlton.  This reduction is due to lower income earned by Marlton.

Income Taxes.  The provision for income taxes increased $840,000 to $960,000, an effective rate of 38.9%, for fiscal 2006, compared to $120,000 an effective rate of 2.1%, for fiscal 2005.  Net income for fiscal 2006 and 2005 includes a non-cash provision for federal income taxes of $778,000 and $1,785,000 respectively.  The effective rate of 38.9% for fiscal 2006 represents a combination of state and federal tax expense.  In 2005, the Company further reduced the valuation allowance by $2,079,000 relating to the deferred tax asset, which caused a corresponding increase in such deferred tax asset. The valuation allowance relates to the probability that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs").  AMIC reviews the valuation allowance quarterly to determine the reasonableness of the amount, and previously reduced it in connection with the Company's acquisitions in 2002, 2003 and 2004.  Based upon AMIC's profitability in 2005 and projected continuing profitable results, it was management's view that it was appropriate to further reduce the valuation allowance in the fourth quarter of 2005 which resulted in an increase in net income and income from continuing operations.  There was no such adjustment in 2004 or 2006.  For as long as AMIC utilizes its net operating loss carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain/Loss on Discontinued Operations.  Loss on discontinued operations, net of tax was $54,000 for fiscal 2006, compared to $59,000 for fiscal 2005.  The loss in both years was primarily the result of the re-estimation of lease costs related to the Company’s discontinued Intellicom operation.

Net Income.  The Company had net income of $1,454,000, or $.17 per share, diluted, for fiscal 2006, compared to $5,460,000, or $.64 per share, diluted, for fiscal 2005.

Results of Operations for the Fiscal Year Ended December 31, 2005, Compared to the Fiscal Year Ended December 31, 2004

Premiums Earned. Premiums earned increased $5,915,000 to $66,118,000 for fiscal 2005, compared to $60,203,000 for fiscal 2004, an increase of 10%.  The Company currently reinsures three lines of business from Independence Holding Company ("IHC").  Total premiums relating to medical stop-loss were $57,732,000 and $57,998,000 for the fiscal years ended December 31, 2005 and 2004, respectively.  Premiums relating to DBL were $4,187,000 and $2,205,000 for 2005 and 2004, respectively.  Independence American began reinsuring 20% of IHC’s DBL business effective July 1, 2004. Premiums relating to small group major medical were $4,199,000 and $0 for 2005 and 2004, respectively.  Independence American began reinsuring 10% of IHC’s small group medical business effective January 1, 2005.  Independence American generated $180,000 of STM premiums in 2005, which was the first year in which it wrote such business.

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

Net Realized Investment Gains.  Net realized investment gains increased $23,000 to $245,000 for fiscal 2005, compared to $222,000 for fiscal 2004.  The Company's decision as to whether to sell securities is based on cash flow needs, investment opportunities, and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  See Note 6 of Notes to Consolidated Financial Statements for additional information.

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

Selling, General and Administrative.  Selling, general, and administrative expenses increased $1,564,000 to $31,192,000 for fiscal 2005, compared to $29,628,000 for fiscal 2004. The increase is primarily due to commission expense recorded by Independence American.  Commission expense for Independence American increased $1,801,000 to $19,954,000 for fiscal 2005, compared to $18,153,000 for fiscal 2004.

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

Net Income.  The Company had net income of $5,460,000, or $.64 per share diluted, for fiscal 2005, compared to net income of $5,904,000, or $.69 per share diluted, for fiscal year 2004.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  There are no regulatory constraints on the MGUs’ ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by Independence American.  For the twelve months ended December 31, 2006, the MGUs have paid $4,060,000 in dividends to Corporate.

Cash Flows

As of December 31, 2006, the Company had $59,155,000 of cash, cash equivalents, and investments net of amounts due to/from brokers compared with $55,720,000 as of December 31, 2005.

Net cash provided by operating activities of continuing operations for the fiscal year ended December 31, 2006 was $6,565,000.  Net cash flows were the result of insurance revenues and fees from MGUs, partially offset by higher than expected claims and losses.

Net cash used by investing activities of continuing operations for fiscal year ended December 31, 2006 was $11,546,000.  This results from purchases of fixed maturities, equity securities, and short-term investments, net of sales of all such securities.  Also, in February 2006, Independence American entered into an agreement to write group major medical and medical stop-loss insurance pursuant to which $2,500,000 was paid to EDH (see Note 5 of Notes to Consolidated Financial Statements).

Net cash provided by financing activities for the fiscal year ended December 31, 2006 was $52,000, resulting from the exercise of common stock options.

At December 31, 2006, the Company had $17,646,000 of restricted cash at the MGUs.  The amount at the MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $17,646,000. This asset, in part, represents the premium that is remitted by the insureds and is collected by the MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by the MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at the MGUs, the MGUs are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each insurance carrier into a bank account that the MGUs can access.  The cash is used by the MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables the MGUs to reimburse claims in a timely manner.

The Company has $22.5 million of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could sell its fixed maturity investments if the timing of claim payments associated with our insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued cash usage for its discontinued operations, which are primarily lease obligations, for the year ending December 31, 2007.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable insurance statutes and regulations which have been promulgated primarily for the protection of policyholders.  Of the aggregate carrying value of the Company's investment assets, approximately 94.3% was invested in investment grade fixed income securities, resale agreements, and cash and cash equivalents at December 31, 2006.  Also at such date, 99.6% of the Company's fixed maturities were investment grade.  These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At December 31, 2006, 0.4% of the carrying value of fixed maturities was invested in diversified non-investment grade fixed income securities.   Investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets.  The Company does not have any non-performing fixed maturities.

The composition of the Company's fixed maturities at December 31, 2006, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED

AAA	51.8%
AA	8.4%
A	19.8%
BBB	19.6%
BB or lower	0.4%
100%

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the years ended December 31, 2006 and 2005, the Company had no realized losses for other than temporary impairments.  The Company's gross unrealized losses on fixed maturities totaled $1,172,000 and $1,017,000 at December 31, 2006 and 2005 respectively.  Substantially all of these securities were investment grade. The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2006. The Company holds all fixed maturities as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).

Balance Sheet

Total investments increased $8,734,000 to $57,215,000 at December 31, 2006 from $48,481,000 at December 31, 2005, due to net income.  The $1,614,000 increase in total stockholders' equity is primarily due to net income of $1,454,000 generated during fiscal 2006.

The Company had receivables from reinsurers of $12,249,000 at December 31, 2006.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at December 31, 2006.

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

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair value) or as available-for-sale (carried at fair value).  The Company has chosen to carry its debt securities as available-for-sale.  The Company experienced a change in net unrealized loss of $127,000 reflecting a net unrealized loss of $1,191,000 at December 31, 2006 from a net unrealized loss of $1,064,000 at December 31, 2005.  From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

The Company enters into a variety of contractual obligations with third-parties in the ordinary course of its operations.  These obligations, as of December 31, 2006, are set forth in the table below.  However, we do not believe that our cash flow requirements can be fully assessed based upon an analysis of these obligations.  Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs.  Although some outflows are fixed, others depend on future events.  The Company has expected contractual obligations relating to non-cancelable leases and insurance reserves of the following at December 31, 2006 (in thousands):

Year Ending	Operating	Insurance
December 31,	Lease	Reserves
2007	$554	$22,504
2008	516	-
2009	324	-
2010	220	-
2011	116	-
2012 and thereafter	119	-
Total	$1,849	$22,504

Under certain circumstances set forth in the Limited Liability Company Agreements of Marlton and Majestic, the Company has the right and/or obligation to purchase some or all of the minority interests in Marlton and Majestic.

OUTLOOK

Independence American

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 43 states and the District of Columbia, and has a B++ (Good) rating from A.M. Best Company, Inc. ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata quota share medical stop-loss reinsurance treaties (the “IHC Treaties”) with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of Independence Holding Company (“IHC”).  IHC owns 48% of the Company’s common stock.  The IHC Treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  There are three factors that determine the amount of premiums assumed by Independence American: (i) the percentage of business ceded to Independence American pursuant to the IHC Treaties or otherwise; (ii) the amount of gross premium produced by the MGU Subsidiaries and other distribution sources written by Standard Security Life or Madison National Life that is ceded to Independence American under the IHC Treaties; and (iii) the amount of gross premium produced by the MGU Subsidiaries and other distribution sources written by carriers other than Standard Security Life or Madison National Life that is ceded to Independence American.

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

Percentage of Business Ceded

With respect to medical stop-loss, IHC has agreed to cede a minimum of 15% of its medical stop-loss business to Independence American, and IHC has increased this percentage each year since inception of the IHC Treaties.   Standard Security Life, Madison National Life and Independence American have received regulatory approval for Standard Security Life and Madison National Life to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2006 and December 30, 2005, Standard Security Life and Madison National Life ceded an average of 22.2% and 21.9%, respectively, of their gross medical stop-loss premiums written to Independence American.  This increase in ceding percentage was offset by a decrease in gross medical stop-loss premiums written by IHC (including business written by the MGU Subsidiaries and otherwise) resulting in a small decrease in premiums earned by Independence American.  In 2006 and beyond, any increase in the percentage of medical stop-loss ceded to Independence American will depend on how much IHC determines it has available to reinsure and Independence American’s desire to increase the percentage.  Since the percentage being ceded is now well in excess of the contractual minimum, there is no guaranty that IHC will continue to increase the percentage of business ceded to Independence American or, in fact, cede in excess of 15%.  However, the AMIC MGUs are the largest producers of medical stop-loss business for IHC, controlling a majority of this premium in 2006.

Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product (“DBL”).  Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  In 2005, Standard Security Life and Madison National Life began ceding 10% of the majority of its fully insured business to Independence American.  Standard Security Life and Madison National Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  The Company does not expect the percentage ceded to it from IHC will change significantly in the next twelve months

Upon renewal of each of the programs underlying the IHC Treaties, Standard Security Life and Madison National Life determine the maximum percentage of risk to be offered to Independence American and Independence American determines the percentage that it wishes to accept. A typical pro rata quota share reinsurance treaty is for a twelve month period in which the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion for all policies written with an effective date within this period.  Most treaties run from January 1 to December 31, but others could begin and end in other periods.  Therefore the percentage ceded could change as the year progresses.  If Independence American, Standard Security Life, and Madison National Life had agreed to increase the average percentage ceded to Independence American by 1% (from the 22.2% ceded for the twelve months ended December 31, 2006) and Standard Security Life’s and Madison National Life’s gross written premium had remained unchanged, Independence American’s premium would have increased by approximately $2.1 million, which is approximately 3.1% of total net premiums earned for the year ended December 31, 2006. That increase in premium, however, would not have flowed directly to pre-tax operating income because of corresponding changes in insurance benefits, claims and reserves and other expenses attributable to the increase in premiums.

Amount of Gross Premiums Written

The gross medical stop-loss premiums written by IHC decreased in 2006 by 4.6% and such premiums produced by the AMIC MGUs decreased by 3.5% in 2006, as a result of writing and/or renewing fewer policies due to competitors' willingness to write business at profit margins lower than those acceptable to the Company, partially offset by increased rates on the policies retained.  This resulted in a decrease in the gross amount of premium available to be ceded to Independence American.  The AMIC MGUs do not anticipate materially increasing their production of medical stop-loss business in 2007.  IHC has reported that it expects its gross DBL premiums to be relatively stable in 2006, however, it expects meaningful growth in its STM and CDHP premiums in 2007.

Profitability

The medical stop-loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a “softer” market. The medical stop-loss market began to “soften” in 2003 and less favorable conditions continued through 2004, 2005 and 2006. As a result of these market conditions, the rate that the carriers that cede business to the Company were able to charge for medical stop-loss increased at a lesser rate in recent years, however, increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces the risk taker’s overall risk exposure.  Despite these market conditions, the Company produced significantly profitable results in 2003 and 2004, marginally profitable results in 2005 and 2006, and expects improved profitability in 2007.  Based on currently available information, business incepting in 2006, of which a material portion will be earned and recorded in 2007, is projected to achieve a net loss ratio that is meaningfully lower than that of business incepting in 2005, just as the net loss ratio on business incepting in 2005 was meaningfully lower than that of business incepting in 2004.  Fully insured business, including the STM and CDHP lines, tends to be less volatile and less cyclical than excess insurance.

Therefore, the impact on the Company’s operating results relating to the IHC Treaties can be summarized as follows: (i) assuming continuing profitability of the underlying business, the Company’s results would be positively impacted if IHC were to cede a higher percentage and adversely affected if IHC were to cede less; (ii) Independence American’s income would be negatively impacted if IHC’s gross premium written were to decrease,  and (iii) Independence American’s income in future years would be positively affected if IHC were to produce higher profit margins, and negatively impacted if loss ratios increase.

Marketing Agreements

In February 2006, Independence American entered into an agreement with a marketing organization with a growing block of fully insured health business, including CDHPs, primarily sold to small employer groups, and medical stop-loss, to begin writing for Independence American.  The organization that produces this business began writing employer medical stop-loss through Independence American in 2006, and will move the majority of its existing block of fully insured and stop-loss health insurance (currently approximately $29 million) to Independence American during 2007.  This block, which is expected to have meaningful growth, has averaged 8% risk profit over the past five years, although there is no guaranty that such results will be maintained.  Independence American will be the exclusive issuing carrier for business underwritten by this organization through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and this organization could be entitled to additional cash consideration (see Note 5 of Notes to Consolidated Financial Statements).

In addition, the Company has entered into an agreement with a national, career agent marketing organization to begin marketing health plans to individuals and families utilizing Independence American as the carrier.  The agency projects that it will have $10 million of annualized premiums ($6 million on an earned basis) on Independence American paper as of December 31, 2007.  Independence American initially anticipates retaining 50% of the risk on this business.  The program will be administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.  These amounts are less than what was initially disclosed due to a later than anticipated launch date as a result of product design changes and filing requirements.

Item 7A.

 Quantitative and Qualitative Disclosures About Market Risk

Risk Management

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2006:

	Estimated	Estimated
	Fair	Change
Change in Interest Rates	Value	In Fair Value
	(in thousands)

200 basis point rise	$38,314	$(4,386)
100 basis point rise	40,503	(2,197)
Base scenario	42,700	-
100 basis point decline	44,831	2,131
200 basis point decline	46,960	4,260

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

Item 8.  Financial Statements and Supplementary Data

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control over Financial Reporting	35

Reports of Independent Registered Public Accounting Firm	36-38

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	39

Consolidated Statements of Operations for the years ended December 31, 2006, 2005
and 2004	40

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2006, 2005 and 2004	41

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005,
and 2004	42

Notes to Consolidated Financial Statements	43

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

Management assessed the effectiveness of AMIC's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on our assessment we concluded that, as of December 31, 2006, AMIC's internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the financial statements in this Annual Report, has issued an attestation report on management's assessment of, and the effective operation of, AMIC's internal control over financial reporting as of December 31, 2006, which is included herein on page 36.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited management's assessment, included in the accompanying “Report of Management on Internal Control Over Financial Reporting”, that American Independence Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that American Independence Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, American Independence Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Independence Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 15, 2007

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Independence Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Independence Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 15, 2007

 American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS:	2006	2005
Investments:
Short-term investments, at amortized cost, which approximates fair value	$4,649	$1,979
Securities purchased under agreements to resell	6,676	3,092
Fixed maturities available-for-sale, at fair value	42,700	40,444
Equity securities available-for-sale, at fair value	2,181	1,884
Other long-term investments	1,009	1,082

Total investments	57,215	48,481

Cash and cash equivalents	1,940	7,176
Restricted cash ($15,419 and $15,643, respectively, restricted by related parties)	17,646	16,296
Accrued investment income	455	533
Premiums receivable ($1,787 and $2,203, respectively, due from related parties)	2,127	2,389
Net deferred tax asset	12,973	13,751
Due from reinsurers ($11,003 and $10,696, respectively, due from related parties)	12,249	11,707
Goodwill	24,154	24,154
Intangible assets	3,542	726
Accrued fee income ($239 and $370, respectively, due from related parties)	1,015	2,833
Other assets ($10 and $11, respectively, due from related parties)	1,444	1,686

TOTAL ASSETS	$134,760	$129,732

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves ($19,241 and $17,897, respectively, due to related parties)	$22,504	$20,882
Premium and claim funds payable ($15,419 and $15,643, respectively,
due to related parties)	17,646	16,296
Derivative liability	839	-
Commission payable ($1,245 and $1,898, respectively, due to related parties)	1,614	2,599
Accounts payable, accruals and other liabilities	2,231	2,096
State income taxes payable	347	251
Due to reinsurers ($1,914 and $1,304 respectively, due to related parties)	1,914	1,304
Net liabilities associated with discontinued operations	555	808

Total liabilities	47,650	44,236

Minority interest	4,026	4,026

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no
shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,180,695 shares issued; 8,457,890 and 8,451,223
shares outstanding, respectively	92	92
Additional paid-in capital	479,399	479,192
Accumulated other comprehensive loss	(1,191)	(1,064)
Treasury stock, at cost, 722,805 shares and 729,472 shares, respectively	(8,650)	(8,730)
Accumulated deficit	(386,566)	(388,020)
Total stockholder’s equity	83,084	81,470
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$134,760	$129,732

See accompanying notes to consolidated financial statements

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31,
	2006	2005	2004

REVENUES:
Premiums earned ($56,854, $55,655 and $50,031, respectively, from related parties)	$67,777	$66,118	$60,203
MGU fee income ($7,793, $10,568 and $12,772 respectively, from related parties)	10,356	14,156	17,597
Net investment income	3,267	2,501	2,291
Net realized investment gains	66	245	222
Other income	19	110	65
	81,485	83,130	80,378

EXPENSES
Insurance benefits, claims and reserves ($39,611, $38,322 and $32,116,
respectively, from related parties)	47,799	44,722	39,173
Selling, general and administrative expenses ($17,004, $17,090 and
$15,785, respectively, from related parties)	30,267	31,192	29,628
Amortization and depreciation	689	1,100	1,666
Restructuring (benefit) expense Minority interest	- 262	(67) 544	- 678
	79,017	77,491	71,145

Income from continuing operations before income tax	2,468	5,639	9,233
Provision for income taxes	960	120	3,569

Income from continuing operations	1,508	5,519	5,664
Gain (loss) on disposition of discontinued operations, net of tax	(54)	(59)	240

Net income	$1,454	$5,460	$5,904

Basic income per common share:
Income from continuing operations	$.18	$.65	$.67
Gain (loss) on disposition of discontinued operations, net of tax	(.01)	(.01)	.03
Net income applicable to common shares	$.17	$.64	$.70

Shares used to compute basic income per share	8,452	8,447	8,434

Diluted income per common share:
Income from continuing operations	$.18	$.65	$.66
Gain (loss) on disposition of discontinued operations, net of tax	(.01)	(.01)	.03
Net income applicable to common shares	$.17	$.64	$.69

Shares used to compute diluted income per share	8,506	8,526	8,535

See accompanying notes to consolidated financial statements.

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands except shares)

					Accumulated
			Additional	Deferred	Other				Total
	Common Stock		Paid	Stock	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Comprehensive
	Shares	Amount	In Capital	Compensation	Income (Loss)	Deficit	Shares	Amount	Equity	Income (Loss)

Balance, December 31, 2003	9,180,695	$92	$478,563	$-	$(66)	$(399,384)	758,500	$(9,077)	$70,128	$(12,589)

Exercise of Options	-	-	(2)	-	-	-	(16,694)	200	198
SFAS 123 stock compensation charge	-	-	456	-	-	-	-	-	456
Unrealized losses on securities	-	-	-	-	(219)	-	-	-	(219)	(219)
Net Income	-	-	-	-	-	5,904	-	-	5,904	5,904
Balance, December 31, 2004	9,180,695	92	479,017	-	(285)	(393,480)	741,806	(8,877)	76,467	5,685
Exercise of options	-	-	(52)	-	-	-	(12,334)	147	95
SFAS 123 stock compensation charge	-	-	227	-	-	-	-	-	227
Unrealized losses on securities	-	-	-	-	(779)	-	-	-	(779)	(779)
Net income	-	-	-	-	-	5,460	-	-	5,460	5,460
Balance, December 31, 2005	9,180,695	92	479,192	-	(1,064)	(388,020)	729,472	(8,730)	81,470	4,681
Exercise of options	-	-	(28)	-	-	-	(6,667)	80	52	-
SFAS 123 stock compensation charge	-	-	235	-	-	-	-	-	235	-
Unrealized losses on securities	-	-	-	-	(127)	-	-	-	(127)	(127)
Net income	-	-	-	-	-	1,454	-	-	1,454	1,454
Balance, December 31, 2006	9,180,695	$92	$479,399	$-	$(1,191)	$(386,566)	722,805	$8,650	$83,084	$6,008

See accompanying notes to consolidated financial statements.

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,454	$5,460	$5,904
Adjustments to net income:
Net realized investment gains	(66)	(245)	(222)
(Gain) loss on disposal of discontinued operations	54	59	(240)
Restructuring (benefit) expense	-	(67)	-
Amortization and depreciation	689	1,100	1,666
Equity income	(102)	(26)	(37)
Deferred tax expense (benefit)	869	(203)	3,065
Non-cash stock compensation expense	235	227	456
Change in operating assets and liabilities:
Net sales of trading securities	392	248	249
Change in policy liabilities	1,622	(1,358)	3,605
Change in net amounts due from and to reinsurers	68	3,093	(5,540)
Change in accrued fee income	1,818	495	(236)
Change in premiums receivable	262	(82)	(884)
Change in income taxes	8	(71)	(129)
Change in other assets and other liabilities	(738)	476	790

Net cash provided by (used by) operating activities of continuing operations	6,565	9,106	8,447
Net cash provided by (used by) operating activities of discontinued operations	(307)	(187)	(192)
Net cash provided by (used by) operating activities	6,258	8,919	8,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	(2,659)	1,982	(819)
Net (purchases) sales of securities under resale and repurchase agreements	(3,584)	1,282	(1,649)
Change in amounts due to and from brokers	-	(206)	86
Sales of and principal repayments on fixed maturities	12,793	30,920	81,795
Maturities of fixed maturities	300	200	-
Purchases of fixed maturities	(15,784)	(38,424)	(85,147)
Sales of equity securities	1,685	720	2,225
Purchases of equity securities Distribution from interest in partnerships	(1,973) 176	(1,617) 69	(1,858) 1,610
Employers Direct Health (“EDH”) agency agreement Acquisitions of companies, net	(2,500) -	- -	- (600)

Net cash provided by (used by) investing activities	(11,546)	(5,074)	(7,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	52	95	198

Net cash provided by (used by) financing activities	52	95	198

Increase (decrease) in cash and cash equivalents	(5,236)	3,940	876
Cash and cash equivalents, beginning of period	7,176	3,236	2,360
Cash and cash equivalents, at end of period	$1,940	$7,176	$3,236

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$149	$335	$544

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Nature of Business

American Independence Corp. ("AMIC" or "the Company") is a holding company engaged in the insurance and reinsurance business through: a) its wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); and c) its investment in Majestic Underwriters LLC ("Majestic").  IndependenceCare, RAS and Marlton are collectively referred to as the "MGU Subsidiaries."

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

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), an insurance holding company, which held 48% of AMIC’s outstanding common stock at December 31, 2006.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties to cede medical stop-loss to the Company.  Additionally, the Company began reinsuring IHC’s New York statutory disability business in the third quarter of 2004 and IHC’s short-term medical (“STM”) and consumer-driven group major medical business in 2005.

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

Investment in Majestic Underwriters LLC

The Company's investment in Majestic Underwriters LLC (see Note 7 of Notes to Consolidated Financial Statements) is carried on the equity method with the Company's share of income or loss credited or charged, as appropriate, to net invested income in the Consolidated Statement of Operations with a corresponding charge to the Company's investment account. The

Company also reduces its investment account for its proportionate share of the amortization expense for the intangible assets recorded in the acquisition.

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

The Company's intangible assets consisting of broker/third party relationships and marketing agreements are amortized accordingly (see Note 4 of Notes to Consolidated Financial Statements).

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell ("resale agreements") and securities sold under agreements to repurchase ("repurchase agreements") are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the agreements.

Investment Securities

(i) Investments in fixed income securities, redeemable preferred stock equity securities and derivatives (options and options on future contracts) are accounted for as follows:

(a) Securities which are held for trading purposes are carried at estimated fair value ("fair value").  Changes in fair value are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations.

(b) Securities which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains or losses are credited or charged, as appropriate, directly to accumulated other comprehensive income (a component of stockholders' equity). Realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to net realized investment gains in the Consolidated Statements of Operations.

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations.  While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.  There were no such transactions outstanding at December 31, 2006 and 2005.

(iii) Realized gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative financial instruments, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains or losses), credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations. All realized gains and losses are reflected currently in the Consolidated Statements of Operations.  Losses on these instruments were $19,000, $90,000 and $27,000 during 2006, 2005 and 2004, respectively.

(v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

(vi) The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to the Consolidated Statements of Operations, establishing a new cost basis for the security. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation.  Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred.  Depreciation of property and equipment has been provided on the straight-line method over the estimated useful lives of the respective assets (3 years for computer equipment and 7 years for furniture and fixtures).  Amortization of leasehold improvements has been provided on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

MGU fee income consisted of the following:

	Year Ended
	December 31,
	2006	2005	2004
	(In thousands)

MGU fee income	$10,238	$12,284	$14,848
MGU fee income profit commissions	118	1,872	2,749

	$10,356	$14,156	$17,597

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal, other fees, and costs not associated with specific claims but related to the claims payment function, for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with US generally accepted accounting principles.  Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company’s reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company’s results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments. The Company's estimate of loss represents management's estimate of the Company's liability at the balance sheet date.

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

Liabilities for insurance reserves for fully insured medical business are established to provide for the liability for incurred but not paid claims.  Reserves are calculated using standard actuarial methods and practices.  Historical paid claim patterns are reviewed and estimated development factors are applied to immature incurred months to calculate these reserves.  The primary assumption in the determination of fully insured reserves is that historical claim development patterns are representative of future claim development patterns.  Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims and the incidence of unusually large claims.

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

Liabilities for insurance reserves on STM and disability coverages are computed using claim development patterns and projected loss ratios derived from actual historical premium and claim data.

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2006 and December 31, 2005. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized (see Note 13 of Notes to Consolidated Financial Statements).

Stock-Based Compensation and Change in Accounting Principle

On November 14, 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").  SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans.  Pursuant to the transition provisions of SFAS 123, the Company applied the fair value method of accounting to all option grants issued on or after October 1, 2002.  The fair value method was not applied to stock option awards granted prior to October 1, 2002.  Such awards continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002.  At December 31, 2006 all such shares accounted for under APB 25 were fully vested or expired.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), "Share Based Payment", which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements, based upon the fair value of the instruments issued.  SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee purchase plans.  SFAS No. 123 (R) replaces SFAS No. 123.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107)

regarding the SEC's interpretation of SFAS No. 123 (R) and the valuation of share-based payments for public companies. The company has applied the provisions of SAB 107 in its adoption of SFAS No. 123 (R) and accordingly recorded share-based payment expense in selling, general and administrative expenses.  Since the Company previously adopted the provisions of SFAS No. 123, effective November 14, 2002, the adoption of SFAS No. 123 (R) did not have a material impact on the Company's Consolidated Financial Statements.

Income Per Common Share

Basic income per common share is computed using the weighted average number of common stock shares outstanding during the period.  Diluted income per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period.  Common stock equivalents consist of stock options (using the "treasury stock" method).  Common Stock equivalent shares are excluded from the computation if the effect is anti-dilutive.  As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss.  Included in the diluted earnings per share calculation for fiscal years 2006, 2005 and 2004, are 54,000, 79,000 and 101,000 shares, respectively, from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution of options.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006.  Adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109" ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The recognition threshold is based on a determination of whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of Interpretation 48. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  The cumulative effect of applying the provisions of Interpretation 48 is reported as an adjustment to retained earnings as of the beginning of the year of adoption.  The amount of the cumulative-effect adjustment is the difference between the net amount of assets and liabilities recognized in the balance sheet prior to the application of Interpretation 48 and the net amount of assets and liabilities recognized as a result of applying Interpretation 48.  Adoption of Interpretation 48 on January 1, 2007 is not expected to have a material effect on the Company's consolidated financial statements.

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

In September 2006, the staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 was effective for the year ended December 31, 2006 and did not affect the Company’s consolidated financial statements.

3.  Goodwill

The Company completed its annual impairment testing of goodwill and an impairment charge was not required.

Segment information is as follows (in thousands):

	Year Ended
	December 31,
	2006	2005
Goodwill:
Independence American	$12,295	$12,295
MGU Subsidiaries	11,859	11,859
Corporate	-	-
	$24,154	$24,154

4.  Intangible Assets

Intangible assets at December 31, 2006 and 2005 consist of the following (in thousands):

	December 31, 2006			December 31, 2005
	Definitive	Indefinite		Definitive	Indefinite
	Lives	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$4,814	$100	$4,914	$4,814	$100	$4,914
Additions	3,243	-	3,243	-	-	-
Balance end of period	8,057	100	8,157	4,814	100	4,914

Accumulated Amortization
Balance beginning of period	(4,188)	-	(4,188)	(3,379)	-	(3,379)
Amortization expense	(427)	-	(427)	(809)	-	(809)
Balance end of period	(4,615)	-	(4,615)	(4,188)	-	(4,188)

Net intangible assets	$3,442	$100	$3,542	$626	$100	$726

Weighted average remaining life in years			2.24			0.68

Additions of $3,243,000 to intangible assets represent the cash paid of $2,500,000 and a derivative issued to EDH according to terms set forth in Note 5 of Notes to Consolidated Financial Statements.

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2007	$841
2008	656
2009	648
2010	649
2011	648
$3,442

5.  Marketing Agreements

On February 22, 2006, AMIC entered into an agreement with Employers Direct Health (“EDH”).  Under this agreement, EDH began writing employer medical stop-loss through Independence American in 2006, and will move the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  The IHC Stock is held in escrow by Independence American until such time as the aggregate annualized premiums written through EDH reaches $30 million.

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability. Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company recorded a derivative liability (“EDH Derivative”) and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The value of the EDH Derivative will be evaluated each quarter and the corresponding changes in fair value will be reflected in the Consolidated Statements of Operations.  If the EDH Agreement is extended to December 31, 2016, subject to satisfaction of certain further conditions as to premium volume and profitability, EDH would be entitled to up to an additional $5,000,000 depending on the value of the IHC Stock as of December 31, 2016.  In addition, EDH could be entitled to a $1,000,000 bonus on December 31, 2013 subject to satisfaction of certain conditions as to premium volume and profitability.

The Company has classified the $2,500,000 payment and $743,000 derivative as an intangible asset that will be amortized over the five year contract period.  Such amortization will start in 2007 to coincide with the transfer of business on January 1, 2007.

As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement, whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Independence American will receive customary carrier fees on the business written on its paper.

In addition, the Company has entered into an agreement with a national, career agent marketing organization to begin marketing health plans to individuals and families utilizing Independence American as the carrier.  The agency projects that it will have $10 million of annualized premiums ($6 million on an earned basis) on Independence American paper as of December 31, 2007.  Independence American initially anticipates retaining 50% of the risk on this business.  The program will be administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.  These amounts are less than what was initially disclosed due to a later than anticipated launch date as a result of product design changes and filing requirements.

6.  Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	DECEMBER 31, 2006
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$22,241	$8	$(693)	$21,556
Collateralized mortgage obligations (CMO)
and asset backed securities (ABS)	9,048	3	(176)	8,875
States, municipalities and political subdivisions	1,178	-	(4)	1,174
U.S. Government	8,211	4	(232)	7,983
Government sponsored enterprise (GSE)	3,046	-	(64)	2,982
Agency mortgage backed pass
through securities (MBS)	133	-	(3)	130
Total fixed maturities	$43,857	$15	$(1,172)	$42,700

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$2,215	$9	$(43)	$2,181

	DECEMBER 31, 2005
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$22,849	$23	$(620)	$22,252
CMO and ABS	5,570	-	(140)	5,430
U.S. Government	7,802	-	(167)	7,635
GSE	3,563	-	(62)	3,501
MBS	1,654	-	(28)	1,626
Total fixed maturities	$41,438	$23	$(1,017)	$40,444

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$1,954	$5	$(75)	$1,884

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The amortized cost and fair value of fixed maturities at December 31, 2006 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

	December 31, 2006
	AMORTIZED	FAIR	% OF FAIR
	COST	VALUE	VALUE
	(in Thousands)

Due in one year or less	$-	$-	-
Due after one year through five years	10,215	10,046	23%
Due after five years through ten years	9,781	9,491	22%
Due after ten years	11,634	11,176	26%
	31,630	30,713	71%
CMO, ABS, and MBS
15 years	9,424	9,241	22%
20 years	340	333	1%
30 years	2,463	2,413	6%
Total	$43,857	$42,700	100%

The following tables summarizes, for all securities in an unrealized loss position at December 31, 2006 and December 31, 2005, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$6,920	$116	$12,858	$565	$19,778	$681
CMO and ABS	2,724	30	4,742	146	7,466	176
States, municipalities and political subdivisions	1,173	4	-	-	1,173	4
U.S. Government	24	-	7,548	232	7,572	232
GSE	288	11	2,982	65	3,270	76
MBS	-	-	130	3	130	3
Total fixed maturities	$11,129	$161	$28,260	$1,011	$39,389	$1,172

Preferred Stock	$895	$5	$672	$38	$1,567	$43

	December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

FIXED MATURITIES:

Corporate securities	$13,003	$392	$2,872	$183	$15,875	$575
CMO and ABS	2,498	46	2,933	94	5,431	140
U.S. Government	6,760	134	876	33	7,636	167
GSE	5,516	107	-	-	5,516	107
MBS	150	2	1,475	26	1,625	28
Total fixed maturities	$27,927	$681	$8,156	$336	$36,083	$1,017

Preferred Stock	$559	$63	$325	$12	$884	$75

Substantially all of the unrealized losses at December 31, 2006 and 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  A total of 31 securities were in a continuous unrealized loss position for less than 12 months and 54 securities for 12 months or longer as of December 2006.  A total of 52 securities were in a continuous unrealized loss position for less than 12 months and 21 securities for 12 months or longer as of December 31, 2005.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Based on management's review of the portfolio, which considered the various factors described in Note 2, including the extent and duration of the unrealized losses and the Company's intent and ability to hold securities for a period of time sufficient to allow for a recovery in fair value, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

The Company had derivative instruments representing the value of the contingent payment due to EDH as of December 31, 2006 (see Note 5 of Notes to Consolidated Financial Statements).  There were no derivative instruments as of December 31, 2005.

Gross gains of $115,000 and gross losses of $336,000 were realized on sales of available-for-sale securities for the year ended December 31, 2006.

Gross gains of $478,000 and gross losses of $481,000 were realized on sales of available-for-sale securities for the year ended December 31, 2005.

Gross gains of $876,000 and gross losses of $903,000 (including $134,000 from temporary impairment) were realized on sales of available-for-sale securities for the year ended December 31, 2004.

The Company maintains a securities trading account in addition to its securities classified as available-for-sale.  The Company realized net gains from trading securities of $392,000 in 2006, $248,000 in 2005 and $249,000 in 2004.  The Company had $4.0 million and $3.6 million, on average, in trading securities during 2006 and 2005, respectively.  All such trading securities were liquidated at December 31, 2006 and 2005.

Major categories of net investment income for years 2006, 2005 and 2004 are summarized as follows:

	Year Ended
	December 31,
	2006	2005	2004
	(In thousands)

Fixed maturities	$2,263	$1,888	$1,974
Equity securities	169	87	147
Short-term investments	262	209	44
Other	471	291	89
Equity income - Majestic	102	26	37

	$3,267	$2,501	$2,291

Net realized investment gains for years 2006, 2005 and 2004 are as follows:

	Year Ended
	December 31,
	2006	2005	2004
	(In thousands)

Fixed maturities	$(195)	$(14)	$10
Equity securities	288	370	238
Other gains (losses) EDH Derivative	69 (96)	(111) -	(26) -
Net realized investment gain	$66	$245	$222

7.  Other Long-Term Investments

At December 31, 2006 and December 31, 2005, the Company had an equity investment in Majestic with a carrying value of $1,009,000 and 1,082,000, respectively.  For fiscal years 2006 and 2005, the Company recorded $102,000 and $26,000, respectively, for its share of income from its investment in Majestic.

8.  Fixed Assets

Fixed assets, which are included in other assets, consist of the following (in thousands):

	As of December 31,
	2006	2005

Furniture and fixtures	$580	$573
Leasehold improvements	126	126
Equipment	940	935
Total	1,646	1,634
Less allowance for depreciation	(1,496)	(1,234)
Fixed assets, net	$150	$400

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

Discontinued Operations of Intelligent Communications, Inc.

On March 29, 2002, the Company and its wholly owned subsidiary, Intellicom, entered into an agreement to sell its operating business and certain assets to Loral Cyberstar, Inc.  Following the sale of its operating business and certain assets to Loral Cyberstar, Inc., the Company's board of directors unanimously agreed to cease the operations of Intellicom on April 3, 2002. Principally due to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company has reserves for discontinued operations of Intellicom of $555,000 for this liability at December 31, 2006, and $808,000 at December 31, 2005.  In October of 2006, the Company entered into an agreement with a third party to sublease the property in Livermore, California for the remaining life of the lease.  The income associated with the sublease was previously estimated in the reserve balance.  Loss from disposition of discontinued operations results from re-estimation of certain expected expenses.

Discontinued Operations of Aerzone Corporation

On January 24, 2000, the Company founded Aerzone (formerly SoftNet Zone, Inc.) to provide high-speed Internet access to global business travelers.  As part of the Aerzone business, the Company acquired Laptop Lane, on April 21, 2000.  On December 19, 2000, the Company decided to discontinue the Aerzone business in light of significant long-term capital needs and the difficulty of securing the necessary financing because of the current state of the financial markets.  The Company has no remaining reserve for Aerzone at December 31, 2006.

Discontinued Operations of ISP Channel, Inc.

On December 7, 2000, the Company's board of directors approved a plan to discontinue providing cable-based Internet services through its ISP Channel subsidiary by December 31, 2000, because consolidation in the cable television industry made it difficult for ISP Channel to achieve the economies of scale necessary to provide such services profitably, and the Company was no longer able to bear the costs of maintaining the ISP Channel.  The Company has no remaining reserve for ISP Channel at December 31, 2006.

Discontinued Operations of Micrographic Technology Corporation

As a result of the December 31, 1999 sale of MTC to Global Information Distribution GmbH ("GID"), the Company discontinued operations of MTC.  The Company has no remaining reserve for MTC at December 31, 2006.

Discontinued Operations of Kansas Communications, Inc

As a result of the February 12, 1999 sale of the assets of the telecommunications segment, KCI, to Convergent Communications Services, Inc., the Company discontinued this segment.  The Company has no remaining reserve for KCI at December 31, 2006.

The results of discontinued operations are as follows (in thousands):

	Year Ended
	December 31,
	2006	2005	2004

Revenues	$-	$-	$-
Expenses
Intellicom	(83)	(147)	48
Aerzone	-	27	-
ISP Channel	-	-	153
MTC	-	30	19
KCI	-	-	20
Income (loss) before income taxes	(83)	(90)	240

Benefit (provision) for income taxes	29	31	-
Net income (loss)	$(54)	$(59)	$240

10.  Commitments and Contingencies

Fixed maturities with a carrying value of $4,444,946 are on deposit with various state insurance departments at December 31, 2006.

The Company has operating leases for office space and certain other office equipment.  These operating leases provide for minimum rents and generally include options to renew for additional periods.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2006, are as follows (in thousands):

Year Ending	Net Operating
December 31,	Leases
2007	$554
2008	516
2009	324
2010	220
2011	116
2012 and thereafter	119
Total	$1,849

The minimum lease payments shown above do not include $315,000 of sublease income to be received in the future under non-cancelable subleases.

The Company's net rent expense from continuing operations for fiscal years 2006, 2005, and 2004 were $649,000, $872,000 and $923,000, respectively.

The Company has additional obligations in regard to its agreement with EDH as further described in Note 5 of Notes to Consolidated Financial Statements.

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

Legal Proceedings

The Company is involved in legal proceedings and claims which arise in the ordinary course of its businesses. The Company has established reserves that it believes are sufficient given information presently available related to its outstanding legal proceedings and claims. The Company believes the results of pending legal proceedings and claims are not expected to have a material adverse effect on its financial condition or cash flows, although there could be a material effect on its results of operations for a particular period.

11.  Stock Options

1998 Stock Incentive Plan ("1998 Plan")

Effective October 1, 1998, the Company implemented the 1998 Plan, which the Company's stockholders approved on April 13, 1999.  The 1998 Plan provides for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the 1998 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting 25% on the first year anniversary date of the grant and ratably over the next 36 months.  In addition, the number of common stock shares reserved for issuance under the 1998 Plan will automatically increase on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to seven percent of the total number of common stock shares outstanding on the last trading day of the preceding calendar year, but in no event will any such annual increase exceed 1,333,333 shares, subject to adjustment for subsequent stock splits, stock dividends and similar transactions.  At December 31, 2006, a total of 5,966,867 stock shares are reserved for issuance under the 1998 Plan.  At December 31, 2006, stock options for 491,500 common stock shares were outstanding, stock options for 425,999 common stock shares were vested, and 5,411,893 common stock shares remained available for future stock options grants and other awards.

Options Outstanding

The following table summarizes the outstanding options to purchase common stock shares for years 2006, 2005 and 2004:

	Outstanding Options

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2003	454,933	$21.62

Granted	145,671	14.43
Exercised	(16,694)	11.81
Canceled	(136,358)	35.21

Balance, December 31, 2004	447,552	15.50

Granted	82,333	13.80
Exercised	(12,334)	7.80
Canceled	(13,384)	35.00

Balance, December 31, 2005	504,167	14.90

Granted	-	-
Exercised	(6,667)	7.80
Canceled	(6,000)	14.01

Balance, December 31, 2006	491,500	$15.00

The following table summarizes information regarding stock options outstanding at December 31, 2006:

		Outstanding Options
		Weighted
		Average		Vested Options
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Price	Shares	(Years)	Price	Shares	Price

$3.94 to $10.00	238,063	4.64	$6.60	236,535	$6.59
10.01 to 20.00	193,894	6.83	14.55	129,921	14.92
20.01 to 40.00	25,834	0.51	29.60	25,834	29.60
40.01 to 71.44	33,709	2.48	65.75	33,709	65.75
$3.94 to $71.44	491,500	5.14	$15.00	425,999	$15.21

Stock-Based Compensation and Change in Accounting Principle

On November 14, 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").  SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans.  Pursuant to the transition provisions of SFAS 123, the Company applied the fair value method of accounting to all option grants issued on or after October 1, 2002.  The fair value method was not applied to stock option awards granted prior to October 1, 2002.  Such awards continue to be accounted for under the intrinsic value method pursuant to APB 25, except to the extent those prior years' awards are modified subsequent to October 1, 2002.  At December 31, 2006 all such shares accounted for under APB 25 were fully vested or expired.

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

Had the Company applied the fair value based method of accounting for stock-based compensation awards issued prior to October 1, 2002, the Company's net income (loss) and income (loss) per share would have been the pro forma amounts as follows (in thousands except per share data):

	Year Ended
	December 31,
	2006	2005	2004
		(In thousands)

Net income (loss) as reported:	$1,454	$5,460	$5,904
Add stock-based compensation expense
included in reported income	235	227	456
Deduct stock-based compensation expense
determined under the fair value
based method for all awards	(235)	(227)	(373)
Pro forma net income (loss)	$1,454	$5,460	$5,987

Basic income (loss) per common share:
As reported	$.17	$.64	$.70
Pro forma	$.17	$.64	$.71

Diluted income (loss) per common share:
As reported	$.17	$.64	$.69
Pro forma	$.17	$.64	$.70

The Company recorded an expense of approximately $235,000 and $227,000 for fiscal 2006 and 2005, respectively, related to options issued under the fair value based method.  As of December 31, 2006, there was $305,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding stock options outstanding at December 31, 2006:

Number of options outstanding	491,500
Number of options exercisable	425,999
Weighted average exercise price	$15.00
Aggregate intrinsic value for all options outstanding	$906,068
Aggregate intrinsic value for all exercisable options	$903,080
Weighted average contractual term remaining	5.1 years

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for years 2006, 2005 and 2004:

	Year Ended
	December 31,
	2006	2005	2004

Volatility	-	27.15%	43.34%
Risk-free interest rate	-	4.01%	3.82%
Dividend yield	-	-	-
Expected lives in years	-	5.00	5.00
Weighted average	-
fair value	$-	$4.28	$7.55

No options were granted for the period ended December 31, 2006.

12.  Related Party Transactions

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life which are wholly owned subsidiaries of IHC.  These treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life, Madison National Life and Independence American have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2006 and 2005, Standard Security Life and Madison National Life ceded an average of 22.2% and 21.9%, respectively, of their medical stop-loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product (“DBL”) business.  In 2005, Standard Security Life and Madison National Life began ceding 10% of the majority of its fully insured business to Independence American.

IHC provides the Company with pro rata quota share reinsurance on business written by Independence American. This business accounted for approximately 2% of the Company’s total earned premiums at December 31, 2006.  Commencing in January 2004, Independence American began ceding 30% of its provider excess insurance to Madison National Life.  In January 2005, Independence American increased the amount ceded to Madison National Life to 55%. This treaty was entered into on January 1, 2004 and will remain in force for an indefinite period, unless terminated by either party as of any December 31.  The Company is not aware of any regulatory or other restrictions on the ability of IHC to fund its obligations under agreements in which IHC reinsures such provider excess business.  Any such restrictions would at this point have a minimal impact on the Company.  In addition, in 2006 Independence American ceded 50% of its STM business to unrelated reinsurers.

AMIC and its subsidiaries incurred expense of $622,000, $564,000 and $550,000 for the twelve months ended December 31, 2006, 2005, and 2004 respectively, from its service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to AMIC and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

Independence American assumes these premiums from Standard Security Life and Madison National Life, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health business written by Independence American.  Additionally, the MGU Subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC and records related income, assets and liabilities in connection with that business.  Such related party information is disclosed on the Consolidated Balance Sheets and Consolidated Statements of Operations.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.  The cost of this coverage is split proportionally between the Company and IHC according to the type of risk and AMIC’s portion is recorded in Selling, General and Administrative Expenses.

13.  Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return on a September 30 fiscal tax year.  The provision (benefit) for income taxes for the periods ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended
	December 31,
	2006	2005	2004
	(In thousands)
CURRENT:

U.S. Federal	$14	$76	$137
State and local	77	247	367
	91	323	504

DEFERRED:
U.S. Federal	778	(294)	3,018
State and local	91	91	47
	869	(203)	3,065

	$960	$120	$3,569

Taxes computed at the Federal statutory rate of 35% for the years ended December 31, 2006, 2005 and 2004 are reconciled to the Company's actual income tax expense (benefit) as follows:

	2006	2005	2004
	(In thousands)

Tax computed at the statutory rate	$863	$1,974	$3,315
Dividends received deduction and tax exempt interest	(20)	(11)	(19)
State and local income taxes, net of Federal effect	109	220	270
Valuation allowance	-	(2,079)	-
Other, net	8	16	3
Income tax (benefit)	$960	$120	$3,569

The Federal income tax provision (benefit) for the periods ending December 31, 2006, 2005 and 2004 include income tax provisions of $792,000, $1,861,000 and $3,155,000, respectively, for the utilization of the Company's Federal net operating loss carryforwards (NOLs). The Company recorded deferred tax benefits on discontinued operations of $29,000, $31,000 and 0 for the periods ending December 31, 2006, 2005 and 2004, which were included in Gain (loss) on Disposition of Discontinued Operations, net of tax, in the Statement of Operations.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
DEFERRED TAX ASSETS:
Net liabilities associated with discontinued
operations	$222	$324
Investments	644	644
Unpaid accruals	161	162
Property and equipment	141	141
Other	-	8
Compensation accruals	1,182	1,052
Goodwill	410	512
Insurance reserves	116	121
Unrealized securities losses	416	372
Net operating loss carryforwards	98,618	98,836

Total gross deferred tax assets	101,910	102,172

Less valuation allowance	(87,104)	(87,060)

Net deferred tax assets	14,806	15,112

DEFERRED TAX LIABILITIES:
Other	(1,833)	(1,361)
Total gross deferred tax liabilities	(1,833)	(1,361)
Net deferred tax asset	$12,973	$13,751

During the year ended December 31, 2006 the Company increased its valuation allowance by $44,000 representing and increase of deferred tax on unrealized losses allocated to equity.

During the year ended December 31, 2005, the Company reduced its valuation allowance by $1,807,000.  This reduction included $2,079,000 for the projected utilization of Federal operating losses which was allocated to operations and a $272,000 increase of deferred tax on unrealized losses allocated to equity.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2006.

At December 31, 2006, the Company had Federal net operating loss carryforwards of approximately $275,811,000 which expire as follows (in thousands).

Tax Year:
2019	$20,669
2020	70,827
2021	142,530
2022	41,252
2023	528
2024	2
2025	3
$275,811

At December 31, 2006, the Company also had net operating loss carryforwards of approximately $25,814,000 for state income tax purposes, primarily in the State of California.  Management believes that it is more likely than not that the state tax benefit of these net operating loss carryforwards will not be realized.

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

14.  Insurance Reserves

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

	Year Ended
	December 31,
	2006	2005	2004
	(In thousands)

Balance at a beginning of period	$20,882	$22,240	$18,635
Less: reinsurance recoverables	(4,069)	(4,344)	(4,262)
Net balance at beginning of period	16,813	17,896	14,373
Amount incurred:
Current year	45,830	44,417	37,443
Prior years	1,969	305	1,730
Total	47,799	44,722	39,173
Amount paid, related to:
Current year	29,355	29,829	21,521
Prior years	17,192	15,976	14,129
Total	46,547	45,805	35,650
Net balance at end of period	18,065	16,813	17,896

Plus: reinsurance recoverables	4,439	4,069	4,344
Balance at end of period	$22,504	$20,882	$22,240

The preceding schedule reflects (i) the due and unpaid, (ii) claims in the course of settlement, (iii) estimated incurred but not reported reserves and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year.  The amount incurred in 2006, 2005 and 2004 for prior years of $1,969,000, $305,000 and $1,730,000, respectively, is primarily a result of re-estimation of unpaid losses on medical stop-loss reserves.  This increase (decrease) is generally the result of on-going analysis of recent loss development trends.

15.  Reinsurance

Independence American reinsures a portion of its provider excess loss business in order to limit the assumption of disproportionate risks.  Amounts not retained are ceded to other companies on an automatic basis.  Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.  At December 31, 2006, Independence American ceded to three highly rated reinsurers.

The effect of reinsurance on insurance benefits and premiums earned is as follows (in thousands):

		ASSUMED	CEDED		% OF
		FROM	TO		AMOUNT
	GROSS	OTHER	OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
Insurance Benefits:
Year ended December 31, 2006	$2,988	$46,328	$1,517	$47,799	97%
Year ended December 31, 2005	1,503	44,148	929	44,722	99%
Year ended December 31, 2004	1,682	38,602	1,111	39,173	99%

Premiums Earned:
Year ended December 31, 2006	$2,295	$66,554	$1,072	$67,777	98%
Year ended December 31, 2005	1,727	65,384	993	66,118	99%
Year ended December 31, 2004	2,506	59,365	1,668	60,203	99%

16.  Dividend Restrictions on Insurance Subsidiary

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner.  If such  dividends, together  with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including  realized  capital  gains, for the twelve-month period ending the 31st day of December next preceding, such dividends may be paid so long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American did not pay any dividends in 2006, 2005, and 2004.

17.  Segment Information

Segment information is as follows (in thousands):

	Year Ended
	December 31,
	2006	2005	2004
Revenues:
Independence American	$70,380	$68,293	$62,301
MGU Subsidiaries	10,780	14,434	17,745
Corporate	259	158	110
Net realized investment gain	66	245	222
	$81,485	$83,130	$80,378

Income (loss) from continuing operations
before income tax:
Independence American	$2,500	$2,886	$4,329
MGU Subsidiaries	1,441	3,955	6,771
Corporate	(1,539)	(1,447)	(2,089)
Net realized investment gain	66	245	222
	$2,468	$5,639	$9,233

Identifiable Assets at Year End:
Independence American	$69,435	$64,125
MGU Subsidiaries	59,211	58,652
Corporate	6,114	6,955
	$134,760	$129,732

18.  Other Comprehensive Income

The components of total comprehensive income, net of tax, include net income and certain amounts reported directly in equity, such as the after-tax unrealized gains and losses on investment securities available-for-sale.  The components of other comprehensive income for fiscal years 2006, 2005 and 2004 are as follows (in thousands):

	Net of tax
	2006	2005	2004
	(In thousands)

Unrealized holding gains (losses) arising during
the period	$(348)	$(782)	$(246)
Less: reclassification adjustment for (gains) losses
included in net income	221	3	27
Net unrealized gains (losses) on securities	$(127)	$(779)	$(219)

19.  Quarterly Data

The quarterly results of operations are summarized below (in thousands, except per share data):

	YEAR ENDED DECEMBER 31, 2006
	(Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total revenues	$19,403	$19,771	$20,247	$22,064

Net income	$393	$354	$97	$610

Net income per common share-basic	$.05	$.04	$.01	$.07

Net income per common share-diluted	$.05	$.04	$.01	$.07

	YEAR ENDED DECEMBER 31, 2005
	(Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Total revenues	$20,062	$21,068	$21,179	$20,821

Net income	$1,194	$1,221	$1,073	$1,972

Net income per common share-basic	$.14	$.14	$.13	$.23

Net income per common share-diluted	$.14	$.14	$.13	$.23

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

There has been no change in AMIC's internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm can be found in Item 8 of this form 10-K.

Item 9B. Other Information

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item concerning the Company’s directors and executive officers is incorporated by reference from the Company’s definitive proxy statement relating to the annual meeting of stockholders to be held in June 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission, under the headings, “Nominees,” “Board Committees and Meetings,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company’s written Code of Business Ethics and Corporate Code of Conduct collectively apply to all of the Company’s directors and employees, including the Company’s executive officers, including, without limitation, the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Ethics is available on the Company’s website at www.americanindependencecorp.com/amic/ethics.htm.  Changes to, or waivers of, the Code of Business Ethics will be disclosed on the same website.

Item 11.

Executive Compensation

The information required by this Item is incorporated by reference to the sections of the Company’s definitive proxy statement relating to the annual meeting of stockholders to be held in June 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission, under the headings, “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Non- Employee Directors.”

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of the Company’s definitive proxy statement relating to the annual meeting of stockholders to be held in June 2007, which definitive proxy statement will be filled with the Securities and Exchange Commission under the headings, "Security Ownership of Certain Beneficial Owners and Management" and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of the Company’s definitive proxy statement relating to the annual meeting of stockholders to be held in June 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission, under the headings, “Nominees” and “Certain Relationships and Related Transactions.”

Item 14.

Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the sections of the Company’s definitive proxy statement relating to the annual meeting of stockholders to be held in June 2007 which definitive proxy statement will be filled with the Securities and Exchange Commission, under the heading "Principal Accounting Fees and Services."

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

* (1) Financial Statement Schedules.	Page
Schedule I – Summary of investments – other than investments in related parties	75
Schedule II – Condensed financial information of Parent Company	76-78
Schedule III – Supplementary insurance information	79
Schedule IV – Valuation and Qualifying Accounts	80

* All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(2) Exhibits. See Index to Exhibits included in this Annual Report on Form 10-K	74
Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2007.

AMERICAN INDEPENDENCE CORP.

Signature

/s/ Roy T.K. Thung	President, and Chief Executive Officer
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ Teresa A. Herbert	Chief Financial Officer
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 15, 2007.

Signature

/s/ Edward A. Bennett	Director
(Edward A. Bennett)

/s/ Edward Netter	Director
(Edward Netter)

/s/ Ronald I. Simon	Director
(Ronald I. Simon)

/s/ Roy T. K. Thung	Director
(Roy. T.K. Thung)

/s/ Myron M. Picoult	Director
(Myron M. Picoult)

/s/ Martin E. Winter	Director
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

10.1

Services Agreement, dated as of November 15, 2002, by and between American Independence Corp. and Independence Holding Company.  Incorporated by reference to exhibit 10.2 of the Registrant's Current Report on Form 8-K dated November 14, 2002.

10.2

Agency Agreement, dated February 22, 2006, between the Registrant and First Integrated Health, Inc.  Incorporated by reference to exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.3	Registrant’s 1998 Stock Incentive Plan Incorporated by reference to exhibit 99.1 of the Registrant's Registration Statement on Form S-8 dated May 10, 1999.
10.4	Registrant’s 1999 Supplemental Stock Incentive Plan. Incorporated by reference to exhibit 99.1 of the Registrant's Registration Statement on Form S-8 dated June 8, 1999.
10.5

Binding Letter Agreement, dated as of November 7, 2006, by and among Independence American Insurance Company, Insurers Administrative Corporation and Mr. Peter W. Nauert d.b.a. Independent Producers Agency, Inc.

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

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

AS OF DECEMBER 31, 2006

(In thousands)

			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
BONDS:
Corporate securities	$22,241	$21,556	$21,556
Collateralized mortgage obligations (CMO)
and asset backed securities (ABS)	9,048	8,875	8,875
States, municipalities and political subdivisions	1,178	1,174	1,174
U.S. Government	8,211	7,983	7,983
Government sponsored enterprise (GSE)	3,046	2,982	2,982
Agency mortgage backed pass through
securities (MBS)	133	130	130

TOTAL FIXED MATURITIES	43,857	42,700	42,700

NON-REDEEMABLE
PREFERRED STOCKS	2,215	2,181	2,181

Short-term investments	4,649	4,649	4,649
Securities purchased under agreements to resell	6,676	6,676	6,676
Investment in Majestic	1,009	1,009	1,009

TOTAL INVESTMENTS	$58,406	$57,215	$57,215

SCHEDULE II

AMERICAN INDEPENDENCE CORP.

BALANCE SHEETS

(PARENT COMPANY ONLY)

(In thousands)

	As of December 31,
	2006	2005

ASSETS:
Cash and cash equivalents	$99	$2,913
Short-term investments	4,297	1,979
Securities purchased under agreements to resell	1,180	-
Investments in continuing consolidated subsidiaries	65,266	63,589
Other receivables	1	77
Other assets	529	569
Deferred tax asset	12,973	13,752

TOTAL ASSETS	$84,345	$82,879

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$706	$601
Net liabilities associated with discontinued operations	555	808

TOTAL LIABIITIES	1,261	1,409

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock, 9,180,695 and 9,180,695 shares
issued and 8,457,890 and 8,451,223 shares
outstanding, respectively	92	92
Paid-in capital	479,399	479,192
Accumulated other comprehensive loss:
Unrealized loss on investments, net	(1,191)	(1,064)
Treasury stock, at cost, 722,805 and 729,472 shares, respectively	(8,650)	(8,730)
Accumulated deficit	(386,566)	(388,020)

TOTAL STOCKHOLDERS' EQUITY	83,084	81,470

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,345	$82,879

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

 SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2006	2005	2004

REVENUES:
Net investment income	$250	$121	$90
Net realized investment gains	384	248	249
Other income	-	-	15
	634	369	354

EXPENSES:
General and administrative expenses and other	1,796	1,670	2,197
Restructuring (income) expense	-	(67)	-
	1,796	1,603	2,197

Loss before income tax expense	(1,162)	(1,234)	(1,843)
Income tax expense (benefit)	(387)	(2,493)	(632)

Income (loss) before equity in net income of subsidiaries	(775)	1,259	(1,211)
Equity in net income of subsidiaries	2,283	4,260	6,875

Income from continuing operations	1,508	5,519	5,664

Discontinued Operations:
Income (loss) of discontinued operations	(54)	(59)	240

Net income	$1,454	$5,460	$5,904

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$1,454	$5,460	$5,904
Adjustments to reconcile net income
to net cash provided from operating
activities:
Deferred tax expense	869	(203)	3,065
Equity in net income of subsidiaries	(2,283)	(4,260)	(6,875)
Net realized investment (gains)	(384)	(248)	(249)
Provisions for restructuring (Gain) loss from discontinued operations	- 54	(67) 59	- (240)
Non-cash compensation expense	235	227	456
Change in operating assets and liabilities:
Net sales of trading securities	392	248	249
Change in deferred tax asset	(91)	(90)	(533)
Change in other assets and liabilities	201	343	(1,043)

Net cash provided by (used by) operating activities of continuing operations	447	1,469	734
Net cash provided by (used by) operating activities of discontinued operations	(307)	(187)	(192)
Net cash provided by (used by) operating activities	140	1,282	542

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in investments in and advances to
consolidated subsidiaries	479	(1,376)	92
Net (purchases) sales of short-term investments	(2,305)	1,475	(320)
Net (purchases) sales of securities under resale and and repurchase agreements	(1,180)	-	-

Net cash provided by (used by) investing activities	(3,006)	99	(228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	52	95	198

Net cash provided by (used by) financing activities	52	95	198

Increase (decrease) in cash and cash equivalents	(2,814)	1,476	512
Cash and cash equivalents, beginning of period	2,913	1,437	925
Cash and cash equivalents, end of period	$99	$2,913	$1,437

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$149	$335	$544

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

			NET		SELLING,
			INVESTMENT	INSURANCE	GENERAL
			INCOME	BENEFITS	AND
	INSURANCE	PREMIUMS	GAINS/	AND	ADMINISTRATIVE	PREMIUMS
	RESERVES	EARNED	(LOSSES)	CLAIMS	EXPENSES	WRITTEN

FISCAL YEAR ENDED DECEMBER 31, 2006:
Independence American	$22,504	$67,777	$2,745	$47,799	$20,082	$67,777
MGUs	-	-	305	-	8,387	-
Corporate	-	-	217	-	1,798	-
Total	$22,504	$67,777	$3,267	$47,799	$30,267	$67,777

FISCAL YEAR ENDED DECEMBER 31, 2005:
Independence American	$20,882	$66,118	$2,505	$44,722	$20,685	$66,118
MGUs	-	-	195	-	8,835	-
Corporate	-	-	(199)	-	1,672	-
Total	$20,882	$66,118	$2,501	$44,722	$31,192	$66,118

FISCAL YEAR ENDED DECEMBER 31, 2004:
Independence American	$22,240	$60,203	$2,575	$39,173	$18,800	$60,203
MGUs	-	-	61	-	8,630	-
Corporate	-	-	(345)	-	2,198	-
Total	$22,240	$60,203	$2,291	$39,173	$29,628	$60,203

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

SCHEDULE IV – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	Of Period	Expenses	Accounts	Deductions	End of Period

Valuation Allowance on Deferred
Tax Asset:
Year ended December 31, 2006	$87,060	$44	$-	$-	$87,104
Year ended December 31, 2005	$88,867	$272	$-	$2,079 (e)	$87,060
Year ended December 31, 2004	$89,664	$(275)	$-	$522 (c)	$88,867

Net Liabilities Associated with
Discontinued Operations:
Year ended December 31, 2006	$808	$83 (d)	-	$336 (a)	$555
Year ended December 31, 2005	$936	$90 (d)	$-	$218 (a)	$808
Year ended December 31, 2004	$1,368	$-	$(240) (b)	$192 (a)	$936

Restructuring Reserve:
Year ended December 31, 2006	$-	$-	$-	$-	$-
Year ended December 31, 2005	$300	$-	$-	$300 (a)	$-
Year ended December 31, 2004	$866	$-	$-	$566 (a)	$300

______________________________________________________

(a) Amounts written off and payments applied, net of receipts.

(b) Payments applied were less than original reserve estimate.

(c) Reduction due to acquisition of Majestic, effective July 2004.

(d) Expected payments were more than original reserve estimate.

(e) Reduction is based on management's periodic evaluation of the valuation allowance.