Form 10-Q
period 2007-03-31
AMERICAN INDEPENDENCE CORP
filed 2007-05-10
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2007
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

Large accelerated filer [    ]

Accelerated filer [X]

Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2007
Common stock, $0.01 par value	8,457,890 shares

Forward-Looking Statements

Certain statements in this document are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of American Independence Corp. (the “Company”).  In this context, forward-looking statements often address the Company’s expected future business and financial performance, and often (but not always) contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.”  Forward-looking statements by their nature address matters that are, to differing degrees, uncertain.  With respect to the Company, particular uncertainties that could adversely or positively affect its future results include, but are not limited to, economic conditions in the markets in which the Company operates, new federal or state governmental regulation, the Company’s ability effectively to operate, integrate and leverage any past or future strategic acquisition, and other factors which can be found in the Company’s news releases and filings with the Securities and Exchange Commission.  These uncertainties may cause the Company’s actual future results to be materially different than those expressed in its forward-looking statements. The Company does not undertake to update its forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,
	2007	December 31,
ASSETS:	(Unaudited)	2006
Investments:
Short-term investments, at amortized cost, which approximates fair value	$500	$4,649
Securities purchased under agreements to resell	3,087	6,676
Fixed maturities available-for-sale, at fair value	47,291	42,700
Equity securities available-for-sale, at fair value	3,800	2,181
Other long-term investments	1,006	1,009

Total investments	55,684	57,215

Cash and cash equivalents	6,808	1,940
Restricted cash ($11,674 and $15,419, respectively, restricted by related parties)	14,901	17,646
Accrued investment income	574	455
Premiums receivable ($2,677 and $1,787, respectively, due from related parties)	4,992	2,127
Net deferred tax asset	12,411	12,973
Due from reinsurers ($10,203 and $11,003, respectively, due from related parties)	11,522	12,249
Goodwill	24,154	24,154
Intangible assets	3,332	3,542
Accrued fee income ($302 and $239, respectively, due from related parties)	1,050	1,015
Other assets ($7 and $10, respectively, due from related parties)	1,688	1,444

TOTAL ASSETS	$137,116	$134,760

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($19,451 and $19,241, respectively, due to related parties)	$25,347	$22,504
Premium and claim funds payable ($11,674 and $15,419, respectively, due to related parties)	14,901	17,646
Derivative liability	871	839
Commission payable ($1,717 and $1,245, respectively, due to related parties)	2,171	1,614
Accounts payable, accruals and other liabilities	2,614	2,231
State income taxes payable	374	347
Due to reinsurers ($1,822 and $1,914, respectively, due to related parties)	1,854	1,914
Net liabilities associated with discontinued operations	497	555

Total liabilities	48,629	47,650

Minority interest	4,026	4,026

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no
shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,180,695 shares issued; and 8,457,890 and 8,457,890 shares outstanding, respectively	92	92
Additional paid-in capital	479,461	479,399
Accumulated other comprehensive loss	(990)	(1,191)
Treasury stock, at cost, 722,805 shares and 722,805 shares, respectively	(8,650)	(8,650)
Accumulated deficit	(385,452)	(386,566)
Total stockholders’ equity	84,461	83,084
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,116	$134,760

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Premiums earned ($16,101 and $13,674, respectively, from related parties)	$24,949	$16,011
MGU fee income ($1,721 and $2,100, respectively, from related parties)	2,262	2,639
Net investment income	851	759
Net realized investment gains (losses)	9	(10)
Other income	7	4
	28,078	19,403

EXPENSES:
Insurance benefits, claims and reserves ($11,155 and $9,317, respectively, from related parties)	17,107	10,965
Selling, general and administrative expenses ($4,930 and $4,287, respectively, from related parties)	8,940	7,546
Amortization and depreciation	245	191
Minority interest	51	65

	26,343	18,767

Income before income tax	1,735	636
Provision for income taxes	621	243

Net income	$1,114	$393

Basic income per common share	$.13	$.05

Shares used to compute basic income per share	8,458	8,451

Diluted income per common share:	$.13	$.05

Shares used to compute diluted income per share	8,521	8,490

See accompanying notes to consolidated financial statements.

 American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,114	$393
Adjustments to net income:
Net realized investment (gains) losses	(9)	10
Amortization and depreciation	245	191
Equity (income) loss	3	(16)
Deferred tax expense	588	221
Non-cash stock compensation expense	62	60
Change in operating assets and liabilities:
Net sales of trading securities	61	70
Change in insurance reserves	2,843	(1,370)
Change in net amounts due from and to reinsurers	667	659
Change in accrued fee income	(35)	(90)
Change in premiums receivable	(2,865)	(307)
Change in income taxes	18	(110)
Change in other assets and other liabilities	506	374

Net cash provided by (used by) operating activities of continuing operations	3,198	85
Net cash provided by (used by) operating activities of discontinued operations	(58)	(33)
Net cash provided by (used by) operating activities	3,140	52

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	4,175	1,984
Net sales of securities under resale and repurchase agreements	3,589	146
Sales of fixed maturities	3,150	4,323
Maturities and other reductions of fixed maturities	1,070	763
Purchases of fixed maturities	(8,608)	(6,997)
Sales of equity securities	315	1,018
Purchases of equity securities	(1,963)	-
Distributions from interest in partnerships	-	52
Employers Direct Health (“EDH”) agency agreement	-	(2,500)

Net cash provided by (used by) investing activities	1,728	(1,211)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by (used by) financing activities	-	-

Increase (decrease) in cash and cash equivalents	4,868	(1,159)
Cash and cash equivalents, beginning of period	1,940	7,176
Cash and cash equivalents, end of period	$6,808	$6,017

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$-	$4

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

Independence Holding Company ("IHC"), an insurance holding company, held 48% of AMIC’s outstanding common stock at March 31, 2007.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties with its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical (“STM”) and small group major medical in 2005.  In the later part of 2006, Independence American began issuing medical stop-loss policies, and during 2007, began issuing group major medical policies.  Independence American expects to issue health plans for individuals and families in the third quarter of 2007.

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

In the opinion of management, all adjustments that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Reclassifications

Certain amounts in prior years' consolidated financial statements and notes thereto have been reclassified to conform to the 2007 presentation.

2.

Income Per Common Share

Included in the diluted earnings per share calculation for 2007 and 2006 are approximately 63,000 and 39,000 shares, respectively, from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution of options.

3.

MGU Fee Income

The Company records MGU fee income as policy premium payments are earned.  MGUs are compensated in two ways.  They earn fee income based on the volume of business produced for marketing, underwriting and administrative services that they provide for their carriers (“fee income–administration”), and earn profit-sharing commissions if such business exceeds certain profitability benchmarks (“fee income–profit commissions”). Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where claim development patterns can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could vary greatly from quarter to quarter.

MGU fee income (loss) consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006

MGU fee income–administration	$2,203	$2,575

MGU fee income-profit commissions	59	64

	$2,262	$2,639

4.

Investments

The following table summarizes, for all securities in an unrealized loss position at March 31, 2007, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$5,758	$136	$12,959	$442	$18,717	$578
CMO and ABS (1)	1,839	7	5,370	151	7,209	158
States municipalities and political subdivisions	-	-	-	-	-	-
U.S. Government	-	-	6,751	140	6,751	140
GSE (2)	1,789	11	3,143	75	4,932	86
Agency MBS (3)	-	-	128	3	128	3
Total fixed maturities	$9,386	$154	$28,351	$811	$37,737	$965

EQUITY MATURITIES:

Preferred Stock	$2,581	$45	$664	$32	$3,245	$77

(1)

Collateralized mortgage obligations (“CMO”) and asset-backed securities (“ABS”).

(2)

Government-sponsored enterprises (“GSE”) which consist of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

(3)

Mortgage-backed securities (“MBS”).

The following table summarizes, for all securities in an unrealized loss position at December 31, 2006 the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$6,920	$116	$12,858	$565	$19,778	$681
CMO and ABS	2,724	30	4,742	146	7,466	176
States municipalities and political subdivisions	1,173	4	-	-	1,173	4
U.S. Government	24	-	7,548	232	7,572	232
GSE	288	11	2,982	65	3,270	76
MBS	-	-	130	3	130	3
Total fixed maturities	$11,129	$161	$28,260	$1,011	$39,389	$1,172

EQUITY MATURITIES:

Preferred Stock	$895	$5	$672	$38	$1,567	$43

The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a realized investment loss is recognized in the Consolidated Statements of Operations, establishing a new cost basis for the security.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.  Based on management’s consideration of these factors, the unrealized losses at March 31, 2007 and December 31, 2006 were deemed to be temporary impairments in value.

Substantially all of the unrealized losses at March 31, 2007 and December 31, 2006 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  A total of 26 securities were in a continuous unrealized loss position for less than 12 months and 57 securities for 12 months or longer as of March 31, 2007.  A total of 31 securities were in a continuous unrealized loss position for less than 12 months and 54 securities for 12 months or longer as of December 31, 2006.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.  Based on management's review of the portfolio, which considered the various factors including the extent and duration of the unrealized losses, and the Company's intent and ability to hold securities for a period of time sufficient to allow for a recovery in fair value, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2007 and December 31, 2006.

5.

Intangible Assets

The Company’s intangible assets, consisting of broker/ third party relationships, are amortized over five years.  In February 2006, Independence American entered into an agreement (“EDH Agreement”) to write group major medical and medical stop-loss insurance pursuant to which a $3,243,000 intangible asset was recorded (see Note 11 of Notes to Consolidated Financial Statements).  The Company has classified the EDH Agreement as an intangible asset that will be amortized over the five year EDH Agreement period.  Such amortization started January 1, 2007 to coincide with the transfer of business on January 1, 2007.

Intangible assets at March 31, 2007 and December 31, 2006 consist of the following (in thousands):

	March 31, 2007			December 31, 2006
	Definitive	Indefinite		Definitive	Indefinite
	Lives	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$8,057	$100	$8,157	$4,814	$100	$4,914
Additions	-	-	-	3,243	-	3,243
Balance end of period	8,057	100	8,157	8,057	100	8,157

Accumulated Amortization
Balance end of period	(4,825)	-	(4,825)	(4,615)	-	(4,615)
Net intangible assets	$3,232	$100	$3,332	$3,442	$100	$3,542

Weighted average remaining life in years			2.01			2.24

Amortization expense for the three months ended March 31, 2007 and 2006 was $210,000 and $116,000, respectively.

Expected amortization expense is as follows (in thousands):

Year Ending
December 31,
2007	$841
2008	656
2009	648
2010	649
2011	648
$3,442

6.

Related Party Transactions

AMIC and its subsidiaries incurred expense of $200,000 and $139,000 for the three months ended March 31, 2007 and 2006, respectively, from its service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to AMIC and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

Independence American assumes premiums from IHC subsidiaries, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health business written by Independence American.  Additionally, the MGU Subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC and records related income, assets and liabilities in connection with that business.  Such related party information is disclosed on the Consolidated Balance Sheets and Consolidated Statements of Operations.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.   The cost of this coverage is split proportionally between the Company and IHC according to the type of risk and AMIC’s portion is recorded in Selling, General and Administrative Expenses.

7.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. (“IAHC”) on November 14, 2002, the Company was a holding company principally engaged in providing internet services through its discontinued operations.  The operating results of discontinued operations have been segregated from continuing operations and are reported as discontinued operations on the Consolidated Statements of Operations.  Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management’s estimates of costs to wind down the business and costs to settle its outstanding liabilities.  The actual results could differ materially from these estimates.  The estimated loss on disposition reserve for all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying Consolidated Balance Sheets.

Net liabilities of $497,000 and $555,000 associated with discontinued operations at March 31, 2007 and December 31, 2006, respectively, represent estimated closure costs of Intellicom.  The Company believes the net liabilities for discontinued operations at March 31, 2007 adequately estimate the remaining costs associated with Intellicom discontinued operations.

8.

Stock Options

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

The Company recorded an expense of approximately $62,000 and $60,000 for the three months ended March 31, 2007 and 2006, respectively, related to options issued.  As of March 31, 2007, there was approximately $335,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2007:

	Outstanding	Exercisable

Number of options	498,500	422,111
Weighted average exercise price per share	$14.97	$15.35
Aggregate intrinsic value for all options	$876,968	$876,484
Weighted average contractual term remaining	5.1 years	4.5 years

The Company’s stock option activity for the three months ended March 31, 2007 is as follows:

	Outstanding Options

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2006	491,500	$15.00

Granted	22,000	10.64
Forfeited	(15,000)	9.67

Balance, March 31, 2007	498,500	$14.97

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2007 and 2006:

	March 31,
	2007	2006

Volatility	22.57%	-
Risk-free interest rate	4.54%	-
Dividend yield	-	-
Expected lives in years	5.00	-
Weighted average fair value	$4.41	$-

No options were granted for the period ended March 31, 2006.

9.

Other Comprehensive Income

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale.  The comprehensive income (loss) for the three months ended March 31, 2007 and 2006 is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income	$1,114	$393
Unrealized gains (losses) arising during
the period, net of income taxes	201	(822)
Comprehensive income (loss)	$1,315	$(429)

10.

Segment Information

Segment information is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Independence American	$25,676	$16,642
MGU Subsidiaries	2,343	2,725
Corporate	50	46
Net realized investment gains and losses	9	(10)

	$28,078	$19,403

Income (loss) from continuing operations
before income tax:
Independence American	$1,665	$759
MGU Subsidiaries	362	336
Corporate	(301)	(449)
Net realized investment gains and losses	9	(10)

	$1,735	$636

11.

Marketing Agreements

On February 22, 2006, AMIC entered into an agreement with Employers Direct Health (“EDH”).  Under this agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and will move the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  The IHC Stock is held in escrow by Independence American until such time as the aggregate annualized premiums written through EDH reaches $30,000,000.  As of March 31, 2007, Independence American earned $6,199,000 of earned premiums under this agreement.

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability. Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company recorded a derivative liability (“EDH Derivative”) and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The value of the EDH Derivative will be evaluated each quarter and the corresponding changes in fair value will be reflected in the Consolidated Statements of Operations.  As of March 31, 2007, the

value of the derivative is $871,000.  If the EDH Agreement is extended to December 31, 2016, subject to satisfaction of certain further conditions as to premium volume and profitability, EDH would be entitled to up to an additional $5,000,000 depending on the value of the IHC Stock as of December 31, 2016.  In addition, EDH could be entitled to a $1,000,000 bonus on December 31, 2013 subject to satisfaction of certain conditions as to premium volume and profitability.

The Company has classified the $2,500,000 payment and $743,000 derivative as an intangible asset that will be amortized over the five year contract period.  Such amortization started January 1, 2007 to coincide with the transfer of business on January 1, 2007.

As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement, whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the three month period ended March 31, 2007.

In addition, the Company has entered into an agreement with a national, career agent marketing organization to begin marketing health plans to individuals and families utilizing Independence American as the carrier during the third quarter of 2007.  Independence American initially anticipates retaining 50% of the risk on this business.  The program will be administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.

12.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of Interpretation 48 did not have a material effect on the Company’s financial statements and the Company believes there are no significant tax positions that would require disclosure under Interpretation 48.  The Internal Revenue Service is currently auditing our 2003 and 2004 consolidated income tax returns.  It is anticipated that this examination will be completed within the next twelve months.  Management believes that it has made adequate provision for all income tax uncertainties, such that the outcome of any unresolved issues or claims will not result in a material change to our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for years ending on or after November 15, 2006.  The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159").  SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The adoption of SFAS 159 is optional.  The Company is in the process of analyzing the effects of adoption of SFAS 159 on the Company’s consolidated financial statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission, and our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

The Company is an insurance holding company engaged in the insurance and reinsurance business through its wholly owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries (the "MGUs").  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 48% of AMIC's stock, and IHC's senior management has provided direction to AMIC through service agreements between AMIC and IHC.  Independence American’s primary source of revenue is reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties whereby Independence American receives reinsurance premiums from the following lines of business: medical stop-loss,. New York statutory disability (“DBL”), short-term medical (“STM”) and small group major medical.  In the later part of 2006, Independence American began issuing medical stop-loss policies, and during 2007, began issuing group major medical policies.  Independence American expects to begin issuing policies for health plans for individuals and families in the third quarter of 2007.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management's assessment of trends in healthcare and in the medical stop-loss market play a significant role in determining whether to expand Independence American's reinsurance participation percentage or the number of programs it reinsures.  Since Independence American reinsures a portion of all of the business produced by the MGUs, and since the MGUs are also eligible to earn profit-sharing commissions based on the profitability of the business they write, the MGUs also emphasize underwriting profitability.  In addition, management focuses on controlling operating costs.  By sharing employees with IHC and sharing resources among the MGUs and Independence American, AMIC strives to maximize its earnings.

The following is a summary of key performance information and events:

Independence American Insurance Company

•

Premiums earned were $25.0 million and $16.0 million for the three months ended March 31, 2007 and 2006, respectively.

•

Added two additional licenses since December 31, 2006, bringing its total to 45 states and the District of Columbia.

•

The average percentage of gross medical stop-loss premiums written ceded from IHC to Independence American was 22.5% and 22.4% during the three months ended March 31, 2007 and 2006, respectively.

•

Of Independence American’s investment assets, approximately 92.7% was invested in investment grade fixed maturities, resale agreements, and cash and cash equivalents at March 31, 2007.  Also at such date, 99.7% of Independence American’s fixed maturities were investment grade.

•

Independence American wrote $1.2 million of medical stop-loss business and $5.0 million of small group major medical business pursuant to the EDH agreement (see Note 11 of Notes to Consolidated Financial Statements).

•

The Net Loss Ratio (defined as insurance benefits, claims and reserves divided by premiums earned less underwriting expenses) for the medical stop-loss line of business for the three months ended March 31, 2007 was 92.5%.  The net loss ratio applicable to the three months ended March 31, 2006 was 97.0% and 100.5% for the year ended December 31, 2006.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 45 states and the District of Columbia and has a B++ (Good) rating from A.M. Best Company ("A.M. Best").  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of March 31, 2007 was $41,985,000.

Managing General Underwriters

IndependenceCare markets and underwrites employer medical stop-loss, provider excess loss and HMO Reinsurance products for Standard Security Life, Madison National Life, Independence American and another carrier.  In 2006, IndependenceCare Underwriting Services – Tennessee LLC and IndependenceCare Underwriting Services – Southwest LLC were converted from MGUs to regional sales offices.  In 2007, IndependenceCare Underwriting Services – Tennessee LLC, IndependenceCare Underwriting Services – Southwest LLC and IndependenceCare Underwriting Services - MidAtlantic LLC likely will be consolidated into IndependenceCare Underwriting Services - Minneapolis LLC.  IndependenceCare's 16 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.  RAS markets and underwrites employer medical stop-loss and group life for Standard Security Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 12 marketing, underwriting and claims personnel.  Marlton is an 80% owned MGU for employer medical stop-loss and group life for Standard Security Life, Madison National Life and two other carriers.  Marlton, which is based in Voorhees, New Jersey, has 26 marketing, underwriting, medical management and claims employees.  Marlton’s management owns the remaining 20%.

The Company has a 23% interest in Majestic, an employer medical stop-loss MGU for Standard Security Life and another carrier.  Wholly owned subsidiaries of IHC own a 52% interest in Majestic.  The senior management of Majestic owns the remaining 25% interest.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 28 marketing, underwriting, medical management and claims employees.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. on November 14, 2002, the Company was a holding company principally engaged in providing internet services through several discontinued operations.  Discontinued operations include management’s estimates of costs to settle its outstanding liabilities.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles and Discontinued Operations as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  During the three months ended March 31, 2007, there were no additions to or changes in the critical accounting policies disclosed in the 2006 Form 10-K.

Results of Operations for the Three Months Ended March 31, 2007, Compared to the Three Months Ended March 31, 2006

Premiums Earned.  Premiums earned increased 56%, or $8,938,000, to $24,949,000 for the three months ended March 31, 2007, compared to $16,011,000 for the three months ended March 31, 2006.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $15,114,000 and $13,521,000 for the three months ended March 31, 2007 and the three months ended March 31, 2006, respectively. The increase is primarily due to an increase in medical stop-loss premiums written by Independence American as a result of the Company’s agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements).  Premiums relating to group major medical and short-term medical (“STM”) were $8,920,000 and $1,555,000 for the three months ended March 31, 2007 and the three months ended March 31, 2006, respectively.  The increase is primarily due to production of group major medical resulting from the Company’s agreement with EDH.  Premiums relating to DBL were $915,000 and $935,000 for the three months ended March 31, 2007 and the three months ended March 31, 2006, respectively.  The decline is due to a decrease in DBL premiums produced by IHC as a result of a reduction in premium rates.  For the three months ended March 31, 2007, Independence American reinsured 10% of IHC’s group medical business and STM business, 20% of IHC’s DBL business and 22.5% of IHC’s medical stop-loss business.

MGU Fee Income.  MGU fee income decreased $377,000 to $2,262,000 for the three months ended March 31, 2007, compared to $2,639,000 for the three months ended March 31, 2006.  MGU fee income-administration decreased $372,000 to $2,203,000 for the three months ended March 31, 2007, compared to $2,575,000 for the three months ended March 31, 2006, as the MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission decreased $5,000 to $59,000 for the three months ended March 31, 2007, compared to $64,000 for the three months ended March 31, 2006.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2007 are based on business written during portions of 2004, 2005 and 2006.  Since certain of the MGUs experienced higher loss ratios on those years, profit commissions for 2007 and future fiscal years will continue to be adversely affected.

Net Investment Income.  Net investment income increased $92,000 to $851,000 for the three months ended March 31, 2007, compared to $759,000 for the three months ended March 31, 2006 due to higher yields and an increase in invested assets.  The return on investments of the Company was 5.3% for the three months ended March 31, 2007 and 5.2% for the comparable period in 2006.

Net Realized Investment Gains (Losses).  Net realized investment gains (losses) increased $19,000 to $9,000 for the three months ended March 31, 2007, compared to ($10,000) for the three months ended March 31, 2006.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  Included in the three months ended March 31, 2007 is an unrealized loss of $32,000 representing an increase in the value of the derivative liability relating to the agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements).  For the three months ended March 31, 2007 and 2006, there were no unrealized losses on securities that the Company deemed to be other than temporary in nature. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 56%, or $6,142,000, to $17,107,000 for the three months ended March 31, 2007, compared to $10,965,000 for the three months ended March 31, 2006.  The increase is mainly due to an increase in the volume of group major medical produced by EDH and assumed from IHC, and an increase in medical stop-loss premium.   The increase of $6,142,000 for the three months ended March 31, 2007 is comprised of an $813,000 increase in medical stop-loss expense, a $5,396,000 increase in group major medical and STM expense, and a decrease of $67,000 relating to DBL expense.

Selling, General and Administrative.  Selling, general and administrative expenses increased $1,394,000 to $8,940,000 for the three months ended March 31, 2007, compared to $7,546,000 for the three months ended March 31, 2006.  This increase is primarily due to higher commission expense of $1,542,000 incurred by Independence American resulting from an increase in premiums written.

Amortization and Depreciation.  Amortization and depreciation expense increased $54,000 to $245,000 for the three months ended March 31, 2007, compared to $191,000 for the three months ended March 31, 2006.  The increased expense primarily relates to the amortization of the intangible asset representing the value of the Company’s agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements), slightly offset by the decrease in amortization related to the value of broker/TPA relationships of the MGUs.

Minority Interest.   The Company recorded $51,000 for the three months ended March 31, 2007 and $65,000 for the three months ended March 31, 2006 of expense related to the 20% minority interest in Marlton.  This reduction is due to lower income earned by Marlton.

Income Taxes.  The provision for income taxes increased $378,000 to $621,000, an effective rate of 35.8%, for the three months ended March 31, 2007, compared to $243,000, an effective rate of 38.2%, for the three months ended March 31, 2006.  Net income for the three months ended March 31, 2007 and 2006 includes a non-cash provision for federal income taxes of $562,000 and $201,000 respectively.  The effective rate of 35.8% for the three months ended March 31, 2007 is lower than the same period in 2006 due to state taxes on MGU income.  The state tax effective rate decreased to 1.82% for the three months ended March 31, 2007 from 5.78% for the three months ended March 31, 2006.  Independence American pays a nominal amount of state income tax, therefore, there is a higher effective state tax rate on consolidated income for the three months ended March 30, 2006 compared to March 30, 2007.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income.  The Company’s net income increased 183% to $1,114,000 or $.13 per share, diluted, for the three months ended March 31, 2007, compared to $393,000, or $.05 per share, diluted, for the three months ended March 31, 2006.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  There are no regulatory constraints on the MGUs’ ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by Independence American.  For the three months ended March 31, 2007, the MGUs have paid $241,000 in dividends to Corporate.

Cash Flows

As of March 31, 2007, the Company had $62,492,000 of cash, cash equivalents, and investments net of amounts due to brokers compared with $59,155,000 as of December 31, 2006.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2007 was $3,198,000.  The positive net cash flows were the result of an increase in insurance revenues, net of insurance benefits, claims and reserves.

Net cash provided by investing activities of continuing operations for the three months ended March 31, 2007 was $1,728,000.  This results from sales and maturities of fixed maturities, equity securities, and short-term investments, net of purchases of all such securities.

At March 31, 2007, the Company had $14,901,000 of restricted cash at the MGUs.  The amount at the MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $14,901,000. This asset, in part, represents the premium that is remitted by the insureds and is collected by the MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by the MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at the MGUs, the MGUs are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each insurance carrier into a bank account that the MGUs can access.  The cash is used by the MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables the MGUs to reimburse claims in a timely manner.

The Company has $25,347,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could sell its fixed maturity investments if the timing of claim payments associated with the Company’s insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments.  The Company expects continued cash usage for its discontinued operations which are primarily lease obligations, for the year ending December 31, 2007.

The expected schedule of contractual obligations at March 31, 2007 is not materially different than the schedule at December 31, 2006, which was included in Item 7 of the Company’s Annual Report on Form 10-K.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three months ended March 31, 2007 and 2006, the Company had no realized losses for other than temporary impairments.  The Company's net unrealized losses on assets available-for-sale totaled $990,000 at March 31, 2007.  Substantially all of these securities were investment grade. The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2007. The Company holds all fixed maturities and preferred stock as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).

Outlook

Reinsurance Premiums

Independence American is primarily a reinsurer, although, beginning in 2007, it expects to experience considerable growth as an issuing carrier.  The majority of its reinsurance premium is currently derived from pro rata quota share reinsurance treaties (the “IHC Treaties”) with Standard Security Life and Madison National Life.  The IHC Treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Pursuant to the IHC Treaties, Standard Security Life and Madison National Life must cede, at treaty renewals, at least 15% (and may cede up to 30%) of their gross medical stop-loss premiums written to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product (“DBL”) under the IHC Treaties. In 2005, Standard Security Life and Madison National Life began ceding 10% of their short-term medical and small group major medical business to Independence American under the IHC Treaties. IHC is not contractually obligated to continue to cede business (other than 15% of its medical stop-loss business) to Independence American after termination of the current treaty year. The Company does not expect the percentage ceded to it from IHC will change significantly in 2007.

For the three months ended March 31, 2007, 75% of Independence American’s premiums earned were derived from assumed reinsurance premiums.  Of the assumed reinsurance premiums, 74% were related to medical stop-loss business, 21% was related to fully insured health business, and 5% was related to short-term statutory disability benefit product in New York State ("DBL").  For the three months ended March 31, 2007, Standard Security Life and Madison National Life ceded an average of 22.5% of their medical stop-loss business to Independence American.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers on nine other programs.  For the three months ended March 31, 2007, Independence American received between 15% and 25% of the premium on these unaffiliated programs.

The medical stop-loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a “softer” market. The medical stop-loss market began to “soften” in 2003 and less favorable conditions continued through 2004, 2005 and 2006. As a result of these market conditions, the rate that the carriers that cede business to the Company were able to charge for medical stop-loss increased at a lesser rate in recent years, however, increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces the risk taker’s overall risk exposure.  Despite these market conditions, the Company produced significantly profitable results in 2003 and 2004, marginally profitable results in 2005 and 2006, and expects improved profitability in 2007.  Based on currently available information, business incepting in 2006, of which a material portion will be earned and recorded in 2007, is projected to achieve a net loss ratio that is meaningfully lower than that of business incepting in 2005, just as the net loss ratio on business incepting in 2005 was meaningfully lower than that of business incepting in 2004.  Fully insured business tends to be less volatile and less cyclical than excess insurance.

Insured Premiums

For the three months ended March 31, 2007, 25% of Independence American’s premiums earned were derived from premiums written as an issuing carrier.  Of these premiums, 21% were related to medical stop-loss business and 79% were related to fully insured health business.  In 2007, Independence American began writing a significant amount of small group major medical and medical stop-loss, and, beginning in the third quarter, will write major medical plans for individuals and families.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.

In February 2006, Independence American entered into an agreement with a marketing organization with a growing block of fully insured health business, including consumer-driven health plans, primarily sold to small employer groups, and medical stop-

loss, to begin writing for Independence American.  The organization that produces this business began writing employer medical stop-loss through Independence American in 2006, and will move the majority of its existing block of fully insured and stop-loss health insurance to Independence American during 2007.  This block, which is expected to have meaningful growth, has averaged 8% risk profit over the past five years, although there is no guaranty that such results will be maintained.  Independence American will be the exclusive issuing carrier for business underwritten by this organization through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and this organization could be entitled to additional cash consideration (see Note 11 of Notes to Consolidated Financial Statements).  As of March 31, 2007, Independence American had written $6.2 million of premiums and is on track to meet the projection for 2007.

In addition, the Company has entered into an agreement with a national, career agent marketing organization to begin marketing health plans to individuals and families utilizing Independence American as the carrier during the third quarter of 2007.  Independence American initially anticipates retaining 50% of the risk on this business.  The program will be administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.

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

In the Company's analysis, a 100 to 200 basis point change in interest rates on the Company’s liabilities would not be expected to have a material adverse effect on the Company and is not materially different than the expected change at December 31, 2006 included in Item 7A of the Company’s Annual Report on Form 10-K. With respect to its investments, the Company employs (from time to time as warranted) investment strategies to mitigate interest rate and other market exposures.

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

There has been no change in AMIC's internal control over financial reporting during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 1A.   Risk Factors

The were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in response to Item 1A. to Part 1 of Form 10-K.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung__________________________ Roy T.K. Thung Chief Executive Officer and President	Date:	May 10, 2007

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	May 10, 2007