Form 10-Q
period 2007-06-30
AMERICAN INDEPENDENCE CORP
filed 2007-08-09
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2007
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

Large accelerated filer [    ]

Accelerated filer [X]

Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2007
Common stock, $0.01 par value	8,503,989 shares

Forward-Looking Statements

Certain statements in this document are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of American Independence Corp. (the “Company”).  In this context, forward-looking statements often address the Company’s expected future business and financial performance, and often (but not always) contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.”  Forward-looking statements by their nature address matters that are, to differing degrees, uncertain.  With respect to the Company, particular uncertainties that could adversely or positively affect its future results include, but are not limited to, economic conditions in the markets in which the Company operates, new federal or state governmental regulation, the Company’s ability effectively to operate, integrate and leverage any past or future strategic acquisition, and other factors which can be found in the Company’s news releases and filings with the Securities and Exchange Commission.  These uncertainties may cause the Company’s actual future results to be materially different than those expressed in its forward-looking statements. The Company does not undertake to update its forward-looking statements

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2007	December 31,
ASSETS:	(Unaudited)	2006
Investments:
Short-term investments, at amortized cost, which approximates fair value	$124	$4,649
Securities purchased under agreements to resell	2,941	6,676
Fixed maturities available-for-sale, at fair value	49,212	42,700
Equity securities available-for-sale, at fair value	3,371	2,181
Other long-term investments	940	1,009

Total investments	56,588	57,215

Cash and cash equivalents	7,126	1,940
Restricted cash ($13,001 and $15,419, respectively, restricted by related parties)	16,513	17,646
Accrued investment income	534	455
Premiums receivable ($6,749 and $1,787, respectively, due from related parties)	9,688	2,127
Net deferred tax asset	11,851	12,973
Due from reinsurers ($9,663 and $11,003, respectively, due from related parties)	11,234	12,249
Goodwill	24,154	24,154
Intangible assets	3,122	3,542
Accrued fee income ($701 and $239, respectively, due from related parties)	968	1,015
Other assets ($7 and $10, respectively, due from related parties)	1,708	1,444

TOTAL ASSETS	$143,486	$134,760

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($21,178 and $19,241, respectively, due to related parties)	$28,294	$22,504
Premium and claim funds payable ($13,001 and $15,419, respectively, due to related parties)	16,513	17,646
Derivative liability	895	839
Commission payable ($2,390 and $1,245, respectively, due to related parties)	3,582	1,614
Accounts payable, accruals and other liabilities	2,403	2,231
State income taxes payable	400	347
Due to reinsurers ($1,662 and $1,914, respectively, due to related parties)	1,710	1,914
Net liabilities associated with discontinued operations	471	555

Total liabilities	54,268	47,650

Minority interest	4,026	4,026

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
and 9,180,695shares issued, respectively; and 8,503,989 and 8,457,890 shares outstanding, respectively	92	92
Additional paid-in capital	479,538	479,399
Accumulated other comprehensive loss	(1,737)	(1,191)
Treasury stock, at cost, 677,804 shares and 722,805 shares, respectively	(8,112)	(8,650)
Accumulated deficit	(384,589)	(386,566)

Total stockholders’ equity	85,192	83,084

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,486	$134,760

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Premiums earned ($20,054, $13,574, $36,155 and
$27,248, respectively, from related parties)	$29,543	$16,346	$54,492	$32,357
MGU fee income ($1,708, $2,033, $3,428 and $4,132, respectively, from related parties)	2,224	2,593	4,486	5,232
Net investment income	891	800	1,742	1,559
Net realized investment gains	17	28	26	18
Other income	4	4	11	8

	32,679	19,771	60,757	39,174

EXPENSES:
Insurance benefits, claims and reserves ($13,977, $9,449, $25,132 and $18,766, respectively, from related parties)	20,238	11,372	37,345	22,337
Selling, general and administrative expenses ($4,582, $4,003, $9,511 and $8,290, respectively, from related parties)	10,347	7,493	19,287	15,039
Amortization and depreciation	241	188	486	379
Minority interest	48	53	99	118

	30,874	19,106	57,217	37,873

Income from continuing operations before income tax	1,805	665	3,540	1,301
Provision for income taxes	630	257	1,251	500

Income from continuing operations	1,175	408	2,289	801
Gain (loss) on disposition of discontinued operations, net of tax	-	(54)	-	(54)

Net income	$1,175	$354	$2,289	$747

Basic income per common share:
Income from continuing operations	$.14	$.05	$.27	$.10
Gain (loss) on disposition of discontinued operations, net of tax	-	(.01)	-	(.01)

Net income applicable to common shares	$.14	$.04	$.27	$.09

Shares used to compute basic income per share	8,468	8,451	8,463	8,451

Diluted income per common share:
Income from continuing operations	$.14	$.05	$.27	$.10
Gain (loss) on disposition of discontinued operations, net of tax	-	(.01)	-	(.01)

Net income applicable to common shares	$.14	$.04	$.27	$.09

Shares used to compute diluted income per share	8,507	8,504	8,511	8,504

See accompanying notes to consolidated financial statements.

 American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,289	$747
Adjustments to net income:
Net realized investment (gains) losses	(26)	(18)
Amortization and depreciation	486	379
(Gain) loss on disposal of discontinued operations	-	54
Equity (income) loss	8	(48)
Deferred tax expense	1,172	462
Non-cash stock compensation expense	128	121
Change in operating assets and liabilities:
Net sales of trading securities	154	152
Change in insurance reserves	5,790	6
Change in net amounts due from and to reinsurers	811	(188)
Change in accrued fee income	47	1,345
Change in premiums receivable	(7,561)	356
Change in income taxes	61	(73)
Change in other assets and other liabilities	1,681	(397)

Net cash provided by (used by) operating activities of continuing operations	5,040	2,898
Net cash provided by (used by) operating activities of discontinued operations	(84)	(152)
Net cash provided by (used by) operating activities	4,956	2,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	4,550	1,984
Net sales of securities under resale and repurchase agreements	3,735	(1,210)
Sales of fixed maturities	5,383	5,230
Maturities and other reductions of fixed maturities	1,578	894
Purchases of fixed maturities	(13,966)	(8,012)
Sales of equity securities	863	1,018
Purchases of equity securities	(2,211)	-
Distributions from interest in partnerships	61	52
Employers Direct Health (“EDH”) agency agreement	-	(2,500)

Net cash provided by (used by) investing activities	(7)	(2,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	237	-

Net cash provided by (used by) financing activities	237	-

Increase (decrease) in cash and cash equivalents	5,186	202
Cash and cash equivalents, beginning of period	1,940	7,176
Cash and cash equivalents, end of period	$7,126	$7,378

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$5	$11

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

Independence Holding Company ("IHC"), an insurance holding company, held 48% of AMIC’s outstanding common stock at June 30, 2007.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical (“STM”) and small group major medical.  In the later part of 2006, Independence American began issuing medical stop-loss policies, and, during 2007, began issuing small group major medical policies.  Independence American expects to issue health plans for individuals and families in the third quarter of 2007.

(B)

Principles of Consolidation and Preparation of Financial Statements.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007 should be read in conjunction with the accompanying consolidated financial statements.

In the opinion of management, all adjustments that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Reclassifications

Certain amounts in prior years' consolidated financial statements and notes thereto have been reclassified to conform to the 2007 presentation.

2.

Income Per Common Share

Included in the diluted earnings per share calculation for 2007 and 2006 are approximately 39,000 and 53,000 shares for the three months ended June 30, 2007 and 2006, respectively, and 48,000 and 53,000 shares for the six months ended June 30, 2007 and 2006, respectively, from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution of options.

3.

MGU Fee Income

The Company records MGU fee income as policy premium payments are earned.  MGU Subsidiaries are compensated in two ways.  They earn fee income based on the volume of business produced for marketing, underwriting and administrative services that they provide for their carriers (“fee income–administration”), and earn profit-sharing commissions if such business exceeds certain profitability benchmarks (“fee income–profit commissions”). Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where claim development patterns can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could vary greatly from quarter to quarter.

MGU fee income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

MGU fee income–administration	$2,209	$2,566	$4,412	$5,141

MGU fee income-profit commissions	15	27	74	91

	$2,224	$2,593	$4,486	$5,232

4.

Investments

The following table summarizes, for all securities in an unrealized loss position at June 30, 2007, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$8,666	$203	$11,190	$612	$19,856	$815
CMO and ABS (1)	3,229	45	5,151	229	8,380	274
States municipalities and political subdivisions	1,566	50	-	-	1,566	50
U.S. Government	-	-	6,914	211	6,914	211
GSE (2)	1,769	31	2,961	121	4,730	152
Agency MBS (3)	4,796	77	118	5	4,914	82
Total fixed maturities	$20,026	$406	$26,334	$1,178	$46,360	$1,584

EQUITY MATURITIES:

Preferred Stock	$2,710	$132	$661	$48	$3,371	$180

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

The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a realized investment loss is recognized in the Consolidated Statements of Operations, establishing a new cost basis for the security.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.  Based on management’s consideration of these factors, the unrealized losses at June 30, 2007 and December 31, 2006 were deemed to be temporary impairments in value.

Substantially all of the unrealized losses at June 30, 2007 and December 31, 2006 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  A total of 39 securities were in a continuous unrealized loss position for less than 12 months and 55 securities for 12 months or longer as of June 30, 2007.  A total of 31 securities were in a continuous unrealized loss position for less than 12 months and 54 securities for 12 months or longer as of December 31, 2006.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.  Based on management's review of the portfolio, which considered the various factors including the extent and duration of the unrealized losses, and the Company's intent and ability to hold securities for a period of time sufficient to allow for a recovery in fair value, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2007 and December 31, 2006.

5.

Goodwill and Other Intangible Assets

At June 30, 2007 and December 31, 2006, the Company had goodwill of $24,154,000, and other intangible assets of $3,122,000 and $3,542,000, respectively.  The change in the carrying amount of goodwill and other intangible assets for the six months ended June 30,2007 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2006	$24,154	$3,542
Amortization expense	-	(420)
Balance at June 30, 2007	$24,154	$3,122

6.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $180,000 and $117,000 for the three months ended June 30, 2007 and 2006, respectively, and $380,000 and $256,000 for the six months ended June 30, 2007 and 2006, respectively, from its service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to AMIC and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

Independence American assumes premiums from IHC subsidiaries, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health business written by Independence American.  Additionally, the MGU Subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC and records related income, assets and liabilities in connection with that business.  Such related-party information is disclosed on the Consolidated Balance Sheets and Consolidated Statements of Operations.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.   The cost of this coverage is split proportionally between the Company and IHC according to the type of risk.  AMIC’s portion is recorded in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

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

Net liabilities of $471,000 and $555,000 associated with discontinued operations at June 30, 2007 and December 31, 2006, respectively, represent estimated closure costs of Intellicom.  The Company believes the net liabilities for discontinued operations at June 30, 2007 adequately estimate the remaining costs associated with Intellicom discontinued operations.

8.

Stock Options

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), "Share Based Payment", which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements, based upon the fair value of the instruments issued.  SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted stock plans, performance-based awards, share appreciation rights and employee purchase plans.  SFAS No. 123 (R) replaces SFAS No. 123, which established as preferable a fair value based method of accounting for share-based compensation with employees, but permitted the option of continuing to apply the guidance of APB Opinion No. 25, as long as the notes to the financial statements disclosed the effects of the preferable fair value method.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS No. 123 (R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123 (R) and accordingly recorded share-based payment expense in Selling, General and Administrative expenses in the Consolidated Statements of Operations.  Since the Company previously adopted the provisions of SFAS No. 123, effective November 14, 2002, the adoption of SFAS No. 123 (R) did not have a material impact on the Company's Consolidated Financial Statements.

Total share-based compensation expense was $66,000 and $60,000 for the three months ended June 30, 2007 and 2006, respectively, and $128,000 and $121,000 for the six months ended June 30, 2007 and 2006, respectively. Related tax benefits of $23,000 and $21,000 were recognized for the three months ended June 30, 2007 and 2006, respectively, and $45,000 and $42,000 for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, there was approximately $329,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding outstanding and exercisable options as of  June 30, 2007:

	Outstanding	Exercisable

Number of options	443,499	365,061
Weighted average exercise price per share	$15.02	$15.58
Aggregate intrinsic value for all options	$768,541	$759,561
Weighted average contractual term remaining	5.7 years	5.1 years

The Company’s stock option activity for the six months ended June 30, 2007 is as follows:

	Outstanding Options

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2006	491,500	$15.00

Granted	35,334	10.78
Exercised	(45,001)	5.28
Expired	(23,334)	30.56
Forfeited	(15,000)	9.67

Balance, June 30, 2007	443,499	$15.02

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended June 30, 2007 and 2006:

	June 30,
	2007	2006

Volatility	21.11%	-
Risk-free interest rate	4.76%	-
Dividend yield	-	-
Expected lives in years	5.00	-
Weighted average fair value	$4.46	$-

No options were granted for the six months ended June 30, 2006.

9.

Other Comprehensive Income

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale.  The comprehensive income (loss) for the three months and six months ended June 30, 2007 and 2006 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$1,175	$354	$2,289	$747
Unrealized gains (losses) arising during
the period, net of income taxes	(747)	(671)	(546)	(1,493)
Comprehensive income (loss)	$428	$(317)	$1,743	$(746)

10.

Segment Information

Management has expanded previously reported segment information for Independence American.  Management believes that this additional information clarifies the diversified lines of business within the Independence American segment.  Segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Independence American:
Medical stop-loss	$18,444	$14,563	$34,150	$28,667
Fully Insured	10,933	1,432	19,962	3,007
DBL	938	980	1,879	1,943
Total Independence American	30,315	16,975	55,991	33,617

MGU Subsidiaries	2,297	2,700	4,640	5,425
Corporate	50	68	100	114
Net realized investment gains and losses	17	28	26	18

	$32,679	$19,771	$60,757	$39,174

Income (loss) from continuing operations
before income tax:
Independence American
Medical stop-loss	$1,109	$428	$2,115	$971
Fully Insured	558	83	1,052	138
DBL	93	221	258	382
Total Independence American	1,760	732	3,425	1,491

MGU Subsidiaries	392	251	754	587
Corporate	(364)	(346)	(665)	(795)
Net realized investment gains and losses	17	28	26	18

	$1,805	$665	$3,540	$1,301

11.

Marketing Agreements

In February 2006, AMIC entered into an agreement with Employers Direct Health (“EDH”).  Under this agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and will move the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  The IHC Stock is held in escrow by Independence American until such time as the aggregate annualized premiums written through EDH reach $30,000,000.  As of June 30, 2007, Independence American earned $12,322,000 of earned premiums under this agreement.

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability. Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company recorded a derivative liability (“EDH Derivative”) and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The value of the EDH Derivative is evaluated each quarter and the corresponding change in fair value is reflected in net realized investment gains in the Consolidated Statements of Operations.  As of June 30, 2007, the value of the derivative is $895,000.  The value of the derivative increased $24,000 for the three months ended June 30, 2007, and increased $56,000 for the six months ended June 30, 2007.  If the EDH Agreement is extended to December 31, 2016, subject to satisfaction of certain further conditions as to premium volume and profitability, EDH would be entitled to up to an additional $5,000,000 depending on the value of the IHC Stock as of December 31, 2016.  In addition, EDH could be entitled to a $1,000,000 bonus on December 31, 2013 subject to satisfaction of certain conditions as to premium volume and profitability.

The Company has classified the $2,500,000 payment and $743,000 derivative as an intangible asset that will be amortized over the five year contract period.  Such amortization started January 1, 2007 to coincide with the transfer of business on January 1, 2007.

As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement, whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the six month period ended June 30, 2007.

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

Overview

The Company is an insurance holding company engaged in the insurance and reinsurance business through its wholly owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries (the "MGU Subsidiaries").  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 48% of AMIC's stock, and IHC's senior management has provided direction to AMIC through service agreements between AMIC and IHC.  Independence American’s primary source of revenue is reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties whereby Independence American receives reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical (“STM”) and small group major medical.  In the later part of 2006, Independence American began issuing medical stop-loss policies, and during 2007, began issuing small group major medical policies.  Independence American expects to begin issuing policies for health plans for individuals and families in the third quarter of 2007.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management's assessment of trends in healthcare and in the medical stop-loss market play a significant role in determining whether to expand Independence American's reinsurance participation percentage or the number of programs it reinsures.  Since Independence American reinsures a portion of all of the business produced by the MGU Subsidiaries, and since the MGU Subsidiaries are also eligible to earn profit-sharing commissions based on the profitability of the business they write, the MGU Subsidiaries also emphasize underwriting profitability.  In addition, management focuses on controlling operating costs.  By sharing employees with IHC and sharing resources among the MGU Subsidiaries and Independence American, AMIC strives to maximize its earnings.

The following is a summary of key performance information and events:

Independence American Insurance Company

•

Premiums earned increased 68% from $32.4 million for the six months ended June 30, 2006 to $54.5 million for the six months ended June 30, 2007, primarily due to the marketing agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements) and the increase in fully insured health premiums assumed from IHC.

•

Added two additional licenses since December 31, 2006, bringing its total to 45 states and the District of Columbia.

•

The average percentage of gross medical stop-loss premiums written ceded from IHC to Independence American was 22.5% and 22.2% during the six months ended June 30, 2007 and 2006, respectively.

•

Of Independence American’s investment assets, approximately 93.5% was invested in investment grade fixed maturities, resale agreements, and cash and cash equivalents at June 30, 2007.  Also at such date, 99.7% of Independence American’s fixed maturities were investment grade.

•

For the six months ended June 30, 2007, Independence American wrote $2.4 million of medical stop-loss business and $9.9 million of small group major medical business pursuant to the EDH agreement.

•

The Net Loss Ratio (defined as insurance benefits, claims and reserves divided by premiums earned less underwriting expenses) for the medical stop-loss line of business for the six months ended June 30, 2007 was 94.3%.  The net loss ratio applicable to the six months ended June 30, 2006 was 99.0% and was 100.5% for the year ended December 31, 2006.

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

Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of June 30, 2007 was $43,076,000.

Managing General Underwriters

IndependenceCare markets and underwrites employer medical stop-loss, provider excess loss and HMO Reinsurance products for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  In 2006, IndependenceCare Underwriting Services – Tennessee LLC and IndependenceCare Underwriting Services – Southwest LLC were converted from MGUs to regional sales offices.  In 2007, IndependenceCare Underwriting Services – Tennessee LLC, IndependenceCare Underwriting Services – Southwest LLC and IndependenceCare Underwriting Services - MidAtlantic LLC likely will be consolidated into IndependenceCare Underwriting Services - Minneapolis LLC.  IndependenceCare's 14 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.  RAS markets and underwrites employer medical stop-loss and group life for Standard Security Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 11 marketing, underwriting and claims personnel.  Marlton is an 80% owned MGU for employer medical stop-loss and group life for Standard Security Life, Madison National Life and two other carriers.  Marlton, which is based in Voorhees, New Jersey, has 26 marketing, underwriting, medical management and claims employees.  Marlton’s management owns the remaining 20%.

The Company has a 23% interest in Majestic, an employer medical stop-loss MGU for Standard Security Life and another carrier.  Wholly owned subsidiaries of IHC own a 62.3% interest in Majestic.  The senior management of Majestic owns the remaining interest.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 28 marketing, underwriting, medical management and claims employees.  On June 30, 2007, IHC purchased an additional 10.3% interest in Majestic, pursuant to terms set forth in the Limited Liability Company Agreement of Majestic, thereby increasing its controlling interest in the medical stop-loss MGU to 62.3%.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. on November 14, 2002, the Company was a holding company principally engaged in providing internet services through several discontinued operations.  Discontinued operations include management’s estimates of costs to settle its outstanding liabilities.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles and Discontinued Operations as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  During the six months ended June 30, 2007, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2006.

Results of Operations for the Three Months Ended June 30, 2007, Compared to the Three Months Ended June 30, 2006

Premiums Earned.  Premiums earned increased 81%, or $13,197,000, to $29,543,000 for the three months ended June 30, 2007, compared to $16,346,000 for the three months ended June 30, 2006.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $17,867,000 and $13,970,000 for the three months ended June 30, 2007 and the three months ended June 30, 2006, respectively. The increase is primarily due to an increase in medical stop-loss premiums written by Independence American as a result of the Company’s agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements).  Premiums relating to group major medical and short-term medical (“STM”) were $10,757,000 and $1,418,000 for the three months ended June 30, 2007 and the three months ended June 30, 2006, respectively.  The increase is primarily due to production of group major medical resulting from the Company’s agreement with EDH ($4,920,000) and an increase in premiums reinsured from IHC ($4,422,000).  Premiums relating to DBL were $919,000 and $958,000 for the three months ended June 30, 2007 and the three months ended June 30, 2006, respectively.  The decline is due to a decrease in DBL premiums produced by IHC as a result of a reduction in premium rates.  For the three months ended June 30, 2007, Independence American assumed 10% of IHC’s group medical and STM business, 20% of IHC’s DBL business and 22.6% of IHC’s medical stop-loss business.

MGU Fee Income.  MGU fee income decreased $369,000 to $2,224,000 for the three months ended June 30, 2007, compared to $2,593,000 for the three months ended June 30, 2006.  MGU fee income-administration decreased $357,000 to $2,209,000 for the three months ended June 30, 2007, compared to $2,566,000 for the three months ended June 30, 2006, as the MGU Subsidiaries have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission decreased $12,000 to $15,000 for the three months ended June 30, 2007, compared to $27,000 for the three months ended June 30, 2006.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2007 are based on business written during portions of 2004, 2005 and 2006.  Since certain of the MGU Subsidiaries experienced higher loss ratios on business written in those years, profit commissions for 2007 and future fiscal years will continue to be adversely affected.

Net Investment Income.  Net investment income increased $91,000 to $891,000 for the three months ended June 30, 2007, compared to $800,000 for the three months ended June 30, 2006 due to an increase in invested assets.  The return on investments of the Company was 5.4% for both the three months ended June 30, 2007 and the comparable period in 2006.

Net Realized Investment Gains.  Net realized investment gains decreased $11,000 to $17,000 for the three months ended June 30, 2007, compared to $28,000 for the three months ended June 30, 2006.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, which creates fluctuations in realized gains or losses from period to period.  Included in the three months ended June 30, 2007 is an unrealized loss of $24,000 representing an increase in the value of the derivative liability relating to the agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements).  For the three months ended June 30, 2007 and 2006, there were no losses on securities whose decline in value the Company deemed to be other than temporary in nature.  See Note 4 of Notes to Consolidated Financial Statements for additional information.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 78%, or $8,866,000, to $20,238,000 for the three months ended June 30, 2007, compared to $11,372,000 for the three months ended June 30, 2006.  The increase is mainly due to an increase in the volume of group major medical produced by EDH and assumed from IHC, and an increase in the volume of medical stop-loss.  The increase of $8,866,000 for the three months ended June 30, 2007 is comprised of a $6,693,000 increase in group major medical and STM, a $2,074,000 increase in medical stop-loss, and an increase of $99,000 relating to DBL.

Selling, General and Administrative.  Selling, general and administrative expenses increased $2,854,000 to $10,347,000 for the three months ended June 30, 2007, compared to $7,493,000 for the three months ended June 30, 2006.  This increase is primarily due to higher commission expense of $2,850,000 incurred by Independence American resulting from an increase in premiums written in the medical stop-loss and fully insured lines of business.

Amortization and Depreciation.  Amortization and depreciation expense increased $53,000 to $241,000 for the three months ended June 30, 2007, compared to $188,000 for the three months ended June 30, 2006.  The increased expense primarily relates to the amortization of the intangible asset representing the value of the Company’s agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements), slightly offset by the decrease in amortization related to the value of broker/TPA relationships of the MGU Subsidiaries.

Minority Interest.   The Company recorded $48,000 for the three months ended June 30, 2007 and $53,000 for the three months ended June 30, 2006 of expense related to the 20% minority interest in Marlton.  This reduction is due to lower net income earned by Marlton.

Income Taxes.  The provision for income taxes increased $373,000 to $630,000, an effective rate of 35%, for the three months ended June 30, 2007, compared to $257,000, an effective rate of 39%, for the three months ended June 30, 2006.  Net income for the three months ended June 30, 2007 and 2006 includes a non-cash provision for federal income taxes of $560,000 and $218,000, respectively.  The effective rate of 35% for the three months ended June 30, 2007 is lower than the same period in 2006 due to a lower state tax effective rate.  The state tax effective rate decreased to 1.9% for the three months ended June 30, 2007 from 5.3% for the three months ended June 30, 2006.  As compared to MGU Subsidiaries, Independence American pays a nominal amount of state income tax, therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American pre-tax income.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain/Loss on Discontinued Operations.  Loss on discontinued operations, net of tax, was $0 for the three months ended June 30, 2007, compared to $54,000 for the three months ended June 30, 2006.  The loss of $54,000 for the three months ended June 30, 2006 was a result of unanticipated property taxes relating to Intellicom.  As of June 30, 2007, the Company has accrued for future property taxes relating to Intellicom.

Net Income.  The Company’s net income increased 232% to $1,175,000, or $.14 per share, diluted, for the three months ended June 30, 2007, compared to $354,000, or $.04 per share, diluted, for the three months ended June 30, 2006.

Results of Operations for the Six Months Ended June 30, 2007, Compared to the Six Months Ended June 30, 2006

Premiums Earned.  Premiums earned increased 68%, or $22,135,000, to $54,492,000 for the six months ended June 30, 2007, compared to $32,357,000 for the six months ended June 30, 2006.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $32,981,000 and $27,491,000 for the six months ended June 30, 2007 and the six months ended June 30, 2006, respectively. The increase is primarily due to an increase in medical stop-loss premiums written by Independence American as a result of the Company’s agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements).  Premiums relating to group major medical and short-term medical (“STM”) were $19,677,000 and $2,973,000 for the six months ended June 30, 2007 and the six months ended June 30, 2006, respectively.  The increase is primarily due to production of group major medical resulting from the Company’s agreement with EDH ($9,879,000) and an increase in premiums reinsured from IHC ($6,834,000).  Premiums relating to DBL were $1,834,000 and $1,893,000 for the six months ended June 30, 2007 and the six months ended June 30, 2006, respectively.  The decline is due to a decrease in DBL premiums produced by IHC as a result of a reduction in premium rates.  For the six months ended June 30, 2007, Independence American assumed 10% of IHC’s group medical business and STM business, 20% of IHC’s DBL business and 22.5% of IHC’s medical stop-loss business.

MGU Fee Income.  MGU fee income decreased $746,000 to $4,486,000 for the six months ended June 30, 2007, compared to $5,232,000 for the six months ended June 30, 2006.  MGU fee income-administration decreased $729,000 to $4,412,000 for the six months ended June 30, 2007, compared to $5,141,000 for the six months ended June 30, 2006, as the MGU Subsidiaries have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission decreased $17,000 to $74,000 for the six months ended June 30, 2007, compared to $91,000 for the six months ended June 30, 2006.  Profit commissions for a given year are primarily based on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2007 are based on business written during portions of 2004, 2005 and 2006.  Since certain of the MGU Subsidiaries experienced higher loss ratios on business written in those years, profit commissions for 2007 and future fiscal years will continue to be adversely affected.

Net Investment Income.  Net investment income increased $183,000 to $1,742,000 for the six months ended June 30, 2007, compared to $1,559,000 for the six months ended June 30, 2006 due to higher yields and an increase in invested assets.  The return on investments of the Company was 5.4% for the six months ended June 30, 2007 and 5.3% for the comparable period in 2006.

Net Realized Investment Gains.  Net realized investment gains increased $8,000 to $26,000 for the six months ended June 30, 2007, compared to $18,000 for the six months ended June 30, 2006.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  Included in the six months ended June 30, 2007 is an unrealized loss of $56,000, representing an increase in the value of the derivative liability relating to the agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements).  For the six months ended June 30, 2007 and 2006, there were no losses on securities whose decline in value the Company deemed to be other than temporary in nature. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 67%, or $15,008,000, to $37,345,000 for the six months ended June 30, 2007, compared to $22,337,000 for the six months ended June 30, 2006.  The increase is mainly due to an increase in the volume of group major medical produced by EDH and assumed from IHC, and an increase in the volume of medical stop-loss.  The increase of $15,008,000 for the six months ended June 30, 2007 is comprised of a $12,089,000 increase in group major medical and STM, a $2,887,000 increase in medical stop-loss, and an increase of $32,000 relating to DBL.

Selling, General and Administrative.  Selling, general and administrative expenses increased $4,248,000 to $19,287,000 for the six months ended June 30, 2007, compared to $15,039,000 for the six months ended June 30, 2006.  This increase is primarily due to higher commission expense of $4,264,000 incurred by Independence American resulting from an increase in premiums written in the medical stop-loss and fully insured lines of business, slightly offset by minor reductions in other expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $107,000 to $486,000 for the six months ended June 30, 2007, compared to $379,000 for the six months ended June 30, 2006.  The increased expense primarily relates to the amortization of the intangible asset representing the value of the Company’s agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements), slightly offset by the decrease in amortization related to the value of broker/TPA relationships of the MGU Subsidiaries.

Minority Interest.  The Company recorded $99,000 for the six months ended June 30, 2007 and $118,000 for the six months ended June 30, 2006 of expense related to the 20% minority interest in Marlton.  This reduction is due to lower net income earned by Marlton.

Income Taxes.  The provision for income taxes increased $751,000 to $1,251,000, an effective rate of 35%, for the six months ended June 30, 2007, compared to $500,000, an effective rate of 38%, for the six months ended June  30, 2006.  Net income for the six months ended June 30, 2007 and 2006 includes a non-cash provision for federal income taxes of $1,122,000 and $419,000 respectively.  The effective rate of 35% for the six months ended June 30, 2007 is lower than the same period in 2006 due to a lower state tax effective rate.  The state tax effective rate decreased to 1.9% for the six months ended June 30, 2007 from 5.5% for the six months ended June 30, 2006.  As compared to MGU Subsidiaries, Independence American pays a nominal amount of state income tax, therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American pre-tax income.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain/Loss on Discontinued Operations.  Loss on discontinued operations, net of tax was $0 for the six months ended June 30, 2007, compared to $54,000 for the six months ended June 30, 2006.  The loss of $54,000 for the six months ended June 30, 2006 was a result of unanticipated property taxes relating to Intellicom.  As of June 30, 2007, the Company has accrued for future property taxes relating to Intellicom.

Net Income.  The Company’s net income increased 206% to $2,289,000, or $.27 per share, diluted, for the six months ended June 30, 2007, compared to $747,000, or $.09 per share, diluted, for the six months ended June 30, 2006.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.  There are no regulatory constraints on the MGU Subsidiaries’ ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by Independence American.  For the six months ended June 30, 2007, the MGU Subsidiaries paid $490,000 in dividends to Corporate.

Cash Flows

As of June 30, 2007, the Company had $63,714,000 of cash, cash equivalents, and investments compared with $59,155,000 as of December 31, 2006.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2007 was $5,040,000.  The positive net cash flows were the result of an increase in insurance revenues, net of insurance benefits, claims and reserves.

Net cash used by investing activities of continuing operations for the six months ended June 30, 2007 was $7,000  This results from sales and maturities of fixed maturities, equity securities, and short-term investments, net of purchases of all such securities.

At June 30, 2007, the Company had $16,513,000 of restricted cash at the MGU Subsidiaries.  The amount at the MGU Subsidiaries is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $16,513,000  This asset, in part, represents the premium that is remitted by the insureds and is collected by the MGU Subsidiaries on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by the MGU Subsidiaries.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at the MGU Subsidiaries, the MGU Subsidiaries are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each insurance carrier into a bank account that the MGU Subsidiaries can access.  The cash is used by the MGU Subsidiaries to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables the MGU Subsidiaries to reimburse claims in a timely manner.

The Company has $28,294,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could sell its fixed maturity investments if the timing of claim payments associated with the Company’s insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments.  The Company expects continued cash usage for its discontinued operations which are primarily net lease obligations, for the year ending December 31, 2007.

The expected schedule of contractual obligations at June 30, 2007 is not materially different than the schedule at December 31, 2006, which was included in Item 7 of the Company’s Annual Report on Form 10-K.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the six months ended June 30, 2007 and 2006, the Company had no realized losses for other than temporary impairments.  The Company's net unrealized losses on assets available-for-sale totaled $1,737,000 at June 30, 2007.  Substantially all of these securities were investment grade. The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at June 30, 2007. The Company holds all fixed maturities and preferred stock as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).  The Company's mortgage security portfolio has no exposure to sub-prime mortgages.

Outlook

Reinsurance Premiums

Independence American is primarily a reinsurer, although, beginning in 2007, it is experiencing considerable growth as an issuing carrier.  The majority of its reinsurance premium is currently derived from pro rata quota share reinsurance treaties (the “IHC Treaties”) with Standard Security Life and Madison National Life.  The IHC Treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Pursuant to the IHC Treaties, Standard Security Life and Madison National Life must cede, at treaty renewals, at least 15% (and may cede up to 30%) of their gross medical stop-loss premiums written to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product (“DBL”) under the IHC Treaties. In 2005, Standard Security Life and Madison National Life began ceding 10% of their short-term medical and small group major medical business to Independence American under the IHC Treaties. IHC is not contractually obligated to continue to cede business (other than 15% of its medical stop-loss business) to Independence American after termination of the current treaty year. The Company does not expect the percentage ceded to it from IHC will change significantly in 2007.

For the six months ended June 30, 2007, 77% of Independence American’s premiums earned were derived from assumed reinsurance premiums.  Of the assumed reinsurance premiums, 73% was related to medical stop-loss business, 23% was related to fully insured health business, and 4% was related to short-term statutory disability benefit product in New York State ("DBL").  For the six months ended June 30, 2007, Standard Security Life and Madison National Life ceded an average of 22.5% of their medical stop-loss business to Independence American.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers.  For the six months ended June 30, 2007, Independence American received between 15% and 25% of the premium on these unaffiliated programs.

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

Insured Premiums

For the six months ended June 30, 2007, 23% of Independence American’s premiums earned were derived from premiums written as an issuing carrier.  Of these premiums, 20% were related to medical stop-loss business and 80% were related to small group medical and STM business.  In 2007, Independence American began writing a significant amount of small group major medical and medical stop-loss, and, beginning in the third quarter, will write major medical plans for individuals and families.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.

In February 2006, Independence American entered into an agreement with a marketing organization, EDH, with a growing block of small group major medical business, including consumer-driven health plans, and medical stop-loss, to begin writing for Independence American.  EDH began writing employer medical stop-loss through Independence American in 2006, and will move the majority of its existing block of small group major medical and stop-loss health insurance to Independence American during 2007.  This block, which is expected to have meaningful growth, has averaged 8% risk profit over the past five years, although there is no guaranty that such results will be maintained.  Independence American will be the exclusive issuing carrier for business underwritten by EDH through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and EDH could be entitled to additional cash consideration (see Note 11 of Notes to Consolidated Financial Statements).  As of June 30, 2007, Independence American had written $12.3 million of premiums and is on track to meet the projection for 2007.

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

There has been no change in AMIC's internal control over financial reporting during the fiscal quarter ended June  30, 2007 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Defaults Upon Senior Securities

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on June 22, 2007, the following six nominees were re-elected for one-year terms on the Board of Directors:

Edward A. Bennett, Edward Netter, Myron M. Picoult, Ronald I. Simon, Roy T.K. Thung, Martin E. Winter.

The vote on the election of the above nominees was:

For

At least 7,463,989 shares

Withheld

No more than 362,437 shares

In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 2007 was ratified by a vote of 7,809,885 shares for, 5,691 shares against, and 10,850 shares abstaining.  There were no broker non-votes.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung__________________________ Roy T.K. Thung Chief Executive Officer and President	Date:	August 9, 2007

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	August 9, 2007