Form 10-Q
period 2007-09-30
AMERICAN INDEPENDENCE CORP
filed 2007-11-09
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2007
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

Large accelerated filer [    ]

Accelerated filer [X]

Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2007
Common stock, $0.01 par value	8,503,989 shares

Forward-Looking Statements

Certain statements in this document are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of the Company.  In this context, forward-looking statements often address the Company’s expected future business and financial performance, and often (but not always) contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.”  Forward-looking statements by their nature address matters that are, to differing degrees, uncertain.  With respect to the Company, particular uncertainties that could adversely or positively affect its future results include, but are not limited to, economic conditions in the markets in which the Company operates, new federal or state governmental regulation, the Company’s ability effectively to operate, integrate and leverage any past or future strategic acquisition, and other factors which can be found in the Company’s news releases and filings with the Securities and Exchange Commission.  These uncertainties may cause the Company’s actual future results to be materially different than those expressed in its forward-looking statements.  The Company does not undertake to update its forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2007	December 31,
ASSETS:	(Unaudited)	2006
Investments:
Short-term investments, at amortized cost, which approximates fair value	$4,646	$4,649
Securities purchased under agreements to resell	1,595	6,676
Fixed maturities available-for-sale, at fair value	49,971	42,700
Equity securities available-for-sale, at fair value	3,615	2,181
Other long-term investments	935	1,009

Total investments	60,762	57,215

Cash and cash equivalents	3,318	1,940
Restricted cash ($11,256 and $15,419, respectively, restricted by related parties)	14,725	17,646
Accrued investment income	647	455
Premiums receivable ($7,064 and $1,787, respectively, due from related parties)	10,474	2,127
Net deferred tax asset	12,601	12,973
Due from reinsurers ($9,856 and $11,003, respectively, due from related parties)	11,342	12,249
Goodwill	24,154	24,154
Intangible assets	2,911	3,542
Accrued fee income ($732 and $239, respectively, due from related parties)	1,231	1,015
Other assets ($7 and $10, respectively, due from related parties)	1,740	1,444

TOTAL ASSETS	$143,905	$134,760

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($23,459 and $19,241, respectively, due to related parties)	$31,717	$22,504
Premium and claim funds payable ($11,256 and $15,419, respectively, due to related parties)	14,725	17,646
Derivative liability	962	839
Commission payable ($2,826 and $1,245, respectively, due to related parties)	3,703	1,614
Accounts payable, accruals and other liabilities	2,522	2,231
State income taxes payable	427	347
Due to reinsurers ($1,233 and $1,914, respectively, due to related parties)	1,235	1,914
Net liabilities associated with discontinued operations	444	555

Total liabilities	55,735	47,650

Minority interest	4,026	4,026

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
and 9,180,695 shares issued, respectively; and 8,503,989 and 8,457,890 shares outstanding, respectively	92	92
Additional paid-in capital	479,589	479,399
Accumulated other comprehensive loss	(1,381)	(1,191)
Treasury stock, at cost, 677,804 shares and 722,805 shares, respectively	(8,112)	(8,650)
Accumulated deficit	(386,044)	(386,566)

Total stockholders’ equity	84,144	83,084

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,905	$134,760

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Premiums earned ($16,226, $14,279, $52,381 and
$41,527, respectively, from related parties)	$26,213	$17,018	$80,705	$49,375
MGU fee income ($1,633, $1,923, $5,061 and $6,055, respectively, from related parties)	2,643	2,386	7,129	7,618
Net investment income	954	807	2,696	2,366
Net realized investment gains	23	30	49	48
Other income	5	6	16	14

	29,838	20,247	90,595	59,421

EXPENSES:
Insurance benefits, claims and reserves ($14,084, $10,398, $39,217 and $29,164, respectively, from related parties)	22,234	12,671	59,579	35,008
Selling, general and administrative expenses ($5,395, $4,122, $14,907 and $12,412, respectively, from related parties)	9,517	7,113	28,804	22,152
Amortization and depreciation	243	180	729	559
Minority interest	50	87	149	205

	32,044	20,051	89,261	57,924

Income (loss) from continuing operations before income tax	(2,206)	196	1,334	1,497
Provision (benefit) for income taxes	(750)	99	501	599

Income (loss) from continuing operations	(1,456)	97	833	898
Gain (loss) on disposition of discontinued operations, net of tax	-	-	-	(54)

Net income (loss)	$(1,456)	$97	$833	$844

Basic income (loss) per common share:
Income (loss) from continuing operations	$(.17)	$.01	$.10	$.11
Gain (loss) on disposition of discontinued operations, net of tax	-	-	-	(.01)

Net income (loss) applicable to common shares	$(.17)	$.01	$.10	$.10

Shares used to compute basic income (loss) per share	8,504	8,451	8,477	8,451

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(.17)	$.01	$.10	$.11
Gain (loss) on disposition of discontinued operations, net of tax	-	-	-	(.01)

Net income (loss) applicable to common shares	$(.17)	$.01	$.10	$.10

Shares used to compute diluted income (loss) per share	8,504	8,515	8,528	8,506

See accompanying notes to consolidated financial statements.

 American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$833	$844
Adjustments to net income:
Net realized investment (gains) losses	(49)	(48)
Amortization and depreciation	729	559
(Gain) loss on disposal of discontinued operations	-	54
Equity (income) loss	11	(72)
Deferred tax expense	448	537
Non-cash stock compensation expense	179	179
Change in operating assets and liabilities:
Net sales of trading securities	234	320
Change in insurance reserves	9,213	377
Change in net amounts due from and to reinsurers	228	210
Change in accrued fee income	(216)	2,004
Change in premiums receivable	(8,347)	444
Change in income taxes	1	(77)
Change in other assets and other liabilities	1,803	(1,317)

Net cash provided by (used by) operating activities of continuing operations	5,067	4,014
Net cash provided by (used by) operating activities of discontinued operations	(111)	(191)
Net cash provided by (used by) operating activities	4,956	3,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	69	1,985
Net sales of securities under resale and repurchase agreements	5,081	(2,293)
Change in amounts due to and from brokers	-	1,183
Sales of fixed maturities	5,699	7,592
Maturities and other repayments of fixed maturities	2,398	1,825
Purchases of fixed maturities	(15,543)	(11,695)
Sales of equity securities	863	1,435
Purchases of equity securities	(2,444)	(1,072)
Distributions from interest in partnerships	62	76
Employers Direct Health (“EDH”) agency agreement	-	(2,500)

Net cash provided by (used by) investing activities	(3,815)	(3,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	237	-

Net cash provided by (used by) financing activities	237	-

Increase (decrease) in cash and cash equivalents	1,378	359
Cash and cash equivalents, beginning of period	1,940	7,176
Cash and cash equivalents, end of period	$3,318	$7,535

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$50	$13

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

Independence Holding Company ("IHC"), an insurance holding company, held 48% of AMIC’s outstanding common stock at September 30, 2007.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical (“STM”) and small group major medical.  In the later part of 2006, Independence American began issuing medical stop-loss policies, and, during 2007, began issuing small group major medical policies.  Independence American began issuing health plans for individuals and families in the third quarter of 2007.

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

In the opinion of management, all adjustments that are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been included. The consolidated results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Reclassifications

Certain amounts in prior years' consolidated financial statements and notes thereto have been reclassified to conform to the 2007 presentation.

2.

Income (Loss) Per Common Share

Included in the diluted earnings (loss) per share calculations are 64,000 shares for the three months ended September 30, 2006, and 51,000 and 55,000 shares for the nine months ended September 30, 2007 and 2006, respectively, from the assumed dilution due to the exercise of options using the treasury stock method.  For the third quarter of 2007, such shares were deemed anti-dilutive.  Net income (loss) does not change as a result of the assumed dilution of options.

3.

MGU Fee Income

The Company records MGU fee income as corresponding policy premiums are earned.  MGU Subsidiaries are compensated in two ways.  They earn fee income based on the volume of business produced for marketing, underwriting and administrative services that they provide for their carriers (“fee income–administration”), and earn profit-sharing commissions if such business exceeds certain profitability benchmarks (“fee income–profit commissions”). Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where claim development patterns can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could vary greatly from quarter to quarter.

MGU fee income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

MGU fee income–administration	$2,419	$2,464	$6,831	$7,605

MGU fee income-profit commissions	224	(78)	298	13

	$2,643	$2,386	$7,129	$7,618

4.

Investments

The following table summarizes, for all securities in an unrealized loss position at September 30, 2007, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$7,187	$310	$11,258	$501	$18,445	$811
CMO and ABS (1)	3,303	67	5,050	205	8,353	272
States municipalities and political subdivisions	2,118	29	-	-	2,118	29
U.S. Government	-	-	2,728	36	2,728	36
GSE (2)	1,788	11	2,908	77	4,696	88
Agency MBS (3)	4,733	21	114	4	4,847	25
Total fixed maturities	$19,129	$438	$22,058	$823	$41,187	$1,261

EQUITY MATURITIES:

Preferred Stock	$2,448	$97	$867	$75	$3,315	$172

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

The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a realized investment loss is recognized in the Consolidated Statements of Operations, establishing a new cost basis for the security.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For securities within the scope of Emerging Issues Task Force Issue 99-20, such as purchased interest-only securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.  Based on management’s consideration of these factors, the unrealized losses at September 30, 2007 and December 31, 2006 were deemed to be temporary impairments in value.

Substantially all of the unrealized losses at September 30, 2007 and December 31, 2006 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  A total of 35 securities were in a continuous unrealized loss position for less than 12 months and 54 securities for 12 months or longer as of September 30, 2007.  A total of 31 securities were in a continuous unrealized loss position for less than 12 months and 54 securities for 12 months or longer as of December 31, 2006.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.  Based on management's review of the portfolio, which considered the various factors including the extent and duration of the unrealized losses, and the Company's intent and ability to hold securities for a period of time sufficient to allow for a recovery in fair value, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2007 and December 31, 2006.

5.

Goodwill and Other Intangible Assets

At September 30, 2007 and December 31, 2006, the Company had goodwill of $24,154,000, and other intangible assets of $2,911,000 and $3,542,000, respectively.  The change in the carrying amount of goodwill and other intangible assets for the nine months ended September 30, 2007 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2006	$24,154	$3,542
Amortization expense	-	(631)
Balance at September 30, 2007	$24,154	$2,911

6.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $188,000 and $138,000 for the three months ended September 30, 2007 and 2006, respectively, and $568,000 and $394,000 for the nine months ended September 30, 2007 and 2006, respectively, from its service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

Independence American assumes premiums from IHC subsidiaries, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health business written by Independence American.  Additionally, the MGU Subsidiaries market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC and record related income, assets and liabilities in connection with that business.  Such related-party information is disclosed on the Consolidated Balance Sheets and Consolidated Statements of Operations.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.   The cost of this coverage is split proportionally between the Company and IHC according to the type of risk.  AMIC’s portion is recorded in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

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

Net liabilities of $444,000 and $555,000 associated with discontinued operations at September 30, 2007 and December 31, 2006, respectively, represent estimated closure costs of Intellicom.  The Company believes the net liabilities for discontinued operations at September 30, 2007 adequately estimate the remaining costs associated with Intellicom discontinued operations.

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

Total share-based compensation expense was $51,000 and $58,000 for the three months ended September 30, 2007 and 2006, respectively, and $179,000 for each of the nine months ended September 30, 2007 and 2006.  Related tax benefits of $18,000 and $20,000 were recognized for the three months ended September 30, 2007 and 2006, respectively, and $63,000 for each of the nine months ended September 30, 2007 and 2006.  As of September 30, 2007, there was approximately $278,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding outstanding and exercisable options as of  September 30, 2007:

	Outstanding	Exercisable

Number of options	443,499	373,707
Weighted average exercise price per share	$15.02	$15.53
Aggregate intrinsic value of options	$605,789	$605,789
Weighted average contractual term remaining	5.4	4.9

The Company’s stock option activity for the nine months ended September 30, 2007 is as follows:

	Outstanding Options

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2006	491,500	$15.00

Granted	35,334	10.78
Exercised	(45,001)	5.28
Expired	(23,334)	30.56
Forfeited	(15,000)	9.67

Balance, September 30, 2007	443,499	$15.02

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended September 30, 2007 and 2006:

	September 30,
	2007	2006

Volatility	21.11%	-
Risk-free interest rate	4.76%	-
Dividend yield	-	-
Expected lives in years	5.00	-
Weighted average fair value	$4.46	$-

No options were granted for the nine months ended September 30, 2006.

9.

Other Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale.  The comprehensive income (loss) for the three months and nine months ended September 30, 2007 and 2006 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$(1,456)	$97	$833	$844
Unrealized gains (losses) arising during
the period, net of income taxes	356	1,246	(190)	(247)
Comprehensive income (loss)	$(1,100)	$1,343	$643	$597

10.

Segment Information

Management has expanded previously reported segment information for Independence American.  Management believes that this additional information clarifies the diversified lines of business within the Independence American segment.  Segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Independence American:
Medical stop-loss	$16,287	$14,845	$50,437	$43,512
Fully Insured	9,697	1,818	29,659	4,824
DBL	1,014	986	2,893	2,930
Total Independence American	26,998	17,649	82,989	51,266

MGU Subsidiaries	2,740	2,498	7,380	7,923
Corporate	77	70	177	184
Net realized investment gains and losses	23	30	49	48

	$29,838	$20,247	$90,595	$59,421

Income (loss) from continuing operations
before income tax:
Independence American
Medical stop-loss	$(3,105)	$(120)	$(990)	$851
Fully Insured	258	88	1,310	226
DBL	115	145	373	527
Total Independence American	(2,732)	113	693	1,604

MGU Subsidiaries	775	370	1,529	957
Corporate	(272)	(317)	(937)	(1,112)
Net realized investment gains and losses	23	30	49	48

	$(2,206)	$196	$1,334	$1,497

11.

Marketing Agreements

In February 2006, Independence American entered into an agreement with Employers Direct Health (“EDH”).  Under this agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and has moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  The IHC stock will be released to EDH upon aggregate annualized premiums generated by EDH reaching $30 million (anticipated to occur before the end of 2007), less such number of shares necessary to satisfy EDH’s obligation under the agreement to provide certain collateral to Independence American.  As of September 30, 2007, Independence American received $19,235,000 of earned premiums under this agreement.

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability. Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company recorded a derivative liability (“EDH Derivative”) and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The value of the EDH Derivative is evaluated each quarter and the corresponding change in fair value is reflected in net realized investment gains in the Consolidated Statements of Operations.  As of September 30, 2007, the value of the derivative is $962,000.  The value of the derivative increased $67,000 for the three months ended September 30, 2007, and increased $123,000 for the nine months ended September 30, 2007.  If the EDH Agreement is extended to December 31, 2016, subject to satisfaction of certain further conditions as to premium volume and profitability, EDH would be entitled to up to an additional $5,000,000 depending on the value of the IHC Stock as of December 31, 2016.  In addition,

EDH could be entitled to a $1,000,000 bonus on December 31, 2013 subject to satisfaction of certain conditions as to premium volume and profitability.

The Company has classified the $2,500,000 payment and $743,000 original value of the derivative as an intangible asset that will be amortized over the five year contract period.  Such amortization started January 1, 2007 to coincide with the transfer of business on January 1, 2007.

As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement, whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the nine month period ended September 30, 2007.

In addition, the Company began marketing health plans to individuals and families utilizing Independence American as the carrier during the third quarter of 2007.  Independence American retains 50% of the risk on this business.  The program is administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.

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

13.

Subsequent Events

On October 5, 2007, the Company acquired certain assets, including the domain name www.healthinsurance.org, for $375,000.  These assets were acquired by Healthinsurance.org, LLC, an indirect, 51%-owned subsidiary of the Company (“HIO”). This acquisition gives the Company access to a well-established internet domain that generates hundreds of daily leads of business from individuals and small employers seeking affordable health insurance solutions.  Under certain circumstances set forth in the operating agreement of HIO, the Company has the right and/or obligation to purchase some or all of the minority interest in HIO.

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

Overview

The Company is an insurance holding company engaged in the insurance and reinsurance business through its wholly owned insurance company, Independence American Insurance Company ("Independence American") and its managing general underwriter subsidiaries (the "MGU Subsidiaries").  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 48% of AMIC's stock, and IHC's senior management has provided direction to AMIC through service agreements between AMIC and IHC.  Independence American’s major source of revenue is reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties whereby Independence American receives reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical (“STM”) and small group major medical.  In the later part of 2006, Independence American began issuing medical stop-loss policies, and during 2007, began issuing small group major medical policies.  Independence American began issuing policies for health plans for individuals and families in the third quarter of 2007.

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

The following is a summary of key performance information and events:

•

Net income (loss) per share decreased to $(.17) per share, or $(1.5) million, for the three months ended September 30, 2007, compared to $.01 per share, diluted, or $0.1 million for the three-months September 30, 2006, and $.10 per share, diluted, or $0.8 million for the nine months ended September 30, 2007, compared to $.10 per share, diluted, or $0.8 million for the nine-month period in 2006; the loss in the quarter ended September 30, 2007 is primarily attributable to medical stop-loss reserve strengthening of $4.5 million before tax and $2.9 million after tax as more fully described under Results of Operations for the Three Months Ended September 30, 2007, Compared to the Three Months Ended September 30, 2006.

•

The book value of the Company increased to $9.89 per share at September 30, 2007 compared to $9.82 per share at December 31, 2006.

Independence American Insurance Company

•

Premiums earned increased 63% from $49.4 million for the nine months ended September 30, 2006 to $80.7 million for the nine months ended September 30, 2007, primarily due to the marketing agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements) and the increase in fully insured health premiums assumed from IHC.

•

Is licensed in 45 states and the District of Columbia.

•

The average percentage of gross medical stop-loss premiums written ceded from IHC to Independence American was 22.6% and 22.1% during the nine months ended September 30, 2007 and 2006, respectively.

•

Of Independence American’s investment assets, approximately 93.0% was invested in investment grade fixed maturities, resale agreements, and cash and cash equivalents at September 30, 2007.  Also at such date, 99.7% of Independence American’s fixed maturities were investment grade.

•

For the nine months ended September 30, 2007, Independence American wrote $3.7 million of medical stop-loss business and $15.5 million of small group major medical business pursuant to the EDH agreement.

•

The loss in the quarter ended September 30, 2007 is primarily attributable to medical stop-loss reserve strengthening of $4.5 million as more fully described under Results of Operations for the Three Months Ended September 30, 2007, Compared to the Three Months Ended September 30, 2006.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 45 states and the District of Columbia and has a B++ (Good) rating from A.M. Best Company ("A.M. Best").  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of September 30, 2007 was $41,491,000.

Managing General Underwriters

IndependenceCare markets and underwrites employer medical stop-loss, provider excess loss and HMO Reinsurance products for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  In 2006, IndependenceCare Underwriting Services – Tennessee LLC and IndependenceCare Underwriting Services – Southwest LLC were converted from MGUs to regional sales offices.  IndependenceCare's 15 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.  RAS markets and underwrites employer medical stop-loss and group life for Standard Security Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 11 marketing, underwriting and claims personnel.  Marlton is an 80% owned MGU for employer medical stop-loss and group life for Standard Security Life, Madison National Life and two other carriers.  Marlton, which is based in Voorhees, New Jersey, has 26 marketing, underwriting, medical management and claims employees.  Marlton’s management owns the remaining 20%.

The Company has a 23% interest in Majestic, an employer medical stop-loss MGU for Standard Security Life and another carrier.  Wholly owned subsidiaries of IHC own a 62.3% interest in Majestic.  The senior management of Majestic owns the remaining interest.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 26 marketing, underwriting, medical management and claims employees.  On June 30, 2007, IHC purchased an additional 10.3% interest in Majestic, pursuant to terms set forth in the Limited Liability Company Agreement of Majestic, thereby increasing its controlling interest in the medical stop-loss MGU to 62.3%.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. on November 14, 2002, the Company was a holding company principally engaged in providing internet services through several discontinued operations.  Discontinued operations include management’s estimates of costs to settle its outstanding liabilities.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles and Discontinued Operations as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  During the nine months ended September 30, 2007, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2006.

Results of Operations for the Three Months Ended September 30, 2007, Compared to the Three Months Ended September 30, 2006

Premiums Earned.  Premiums earned increased  54%, or $9,195,000, to $26,213,000 for the three months ended September 30, 2007, compared to $17,018,000 for the three months ended September 30, 2006.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $15,675,000 and $14,266,000 for the three months ended September 30, 2007 and the three months ended September 30, 2006, respectively. The increase is primarily due to an increase in medical stop-loss premiums written by Independence American as a result of the Company’s agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements).  Premiums relating to group medical and short-term medical (“STM”) were $9,548,000 and $1,793,000 for the three months ended September 30, 2007 and the three months ended September 30, 2006, respectively.  The increase is primarily due to production of group medical resulting from the Company’s agreement with EDH ($5,642,000) and an increase in premiums reinsured from IHC ($2,116,000).  Premiums relating to DBL were $990,000 and $959,000 for the three months ended September 30, 2007 and the three months ended September 30, 2006, respectively.  For the three months ended September 30, 2007, Independence American assumed 10% of IHC’s group medical and STM business, 20% of IHC’s DBL business and 22.9% of IHC’s medical stop-loss business.

MGU Fee Income.  MGU fee income increased $257,000 to $2,643,000 for the three months ended September 30, 2007, compared to $2,386,000 for the three months ended September 30, 2006.  MGU fee income-administration decreased $45,000 to $2,419,000 for the three months ended September 30, 2007, compared to $2,464,000 for the three months ended September 30, 2006, as the MGU Subsidiaries have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission increased $302,000 to $224,000 for the three months ended September 30, 2007, compared to $(78,000) for the three months ended September 30, 2006 from certain MGU subsidiaries that experienced loss ratios at a level that would generate profit commissions.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2007 are based on business written during portions of 2004, 2005 and 2006.

Net Investment Income.  Net investment income increased $147,000 to $954,000 for the three months ended September 30, 2007, compared to $807,000 for the three months ended September 30, 2006 due to an increase in invested assets.  The return on investments of the Company was 5.4% for both the three months ended September 30, 2007 and the comparable period in 2006.

Net Realized Investment Gains.  Net realized investment gains decreased $7,000 to $23,000 for the three months ended September 30, 2007, compared to $30,000 for the three months ended September 30, 2006.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, which creates fluctuations in realized gains or losses from period to period.  Included in the three months ended September 30, 2007 and September 30, 2006 is an unrealized loss of $67,000 and $66,000, respectively, representing an increase in the value of the derivative liability relating to the agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements).  For the three months ended September 30, 2007 and 2006, there were no losses on securities whose decline in value the Company deemed to be other than temporary in nature.  See Note 4 of Notes to Consolidated Financial Statements for additional information.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 75%, or $9,563,000, to $22,234,000 for the three months ended September 30, 2007, compared to $12,671,000 for the three months ended September 30, 2006.  The increase is mainly due to an increase in the volume of group medical produced by EDH and assumed from IHC, an increase in the volume of medical stop-loss, and strengthening of medical stop-loss reserves as described below.  The increase of $9,563,000 for the three months ended September 30, 2007 is comprised of a $5,998,000 increase in group medical and STM, a $3,534,000 increase in medical stop-loss, and an increase of $31,000 relating to DBL.

Reserve Strengthening:

In accordance with its reserving methodology, the Company initially establishes its medical stop-loss reserves based on its best estimate of the Projected Net Loss Ratio, which is set based on underlying pricing assumptions developed using completed prior experience trended forward ("Projected Net Loss Ratio").  This use of projections reflect the fact that actual claims on medical stop-loss cases typically are not fully reported until after the end of the policy period.  The Company uses the Projected Net Loss Ratio to set reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on claim development patterns.  It is then the common practice of the Company, to increase or decrease claims reserves once the actual claims experience becomes known.  Projected Net Loss Ratios and claim development patterns are reviewed quarterly as reserve estimates are developed and are based on recent claim development history ("Claim Development Patterns").

Medical stop-loss business is excess coverage with a short duration. Predicting ultimate claims and estimating reserves in medical stop-loss is especially complicated due to the “excess of loss” nature of these products with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  Fluctuations in results for specific coverage are primarily due to the severity and frequency of individual claims.  Due to the short-term nature of medical stop-loss, redundancies and deficiencies will typically emerge during the following year rather than over a number of years.

Consistent with our experience, the industry as a whole has succumbed to the pricing pressures caused by an unexpectedly long down cycle (or "soft" market) for medical stop-loss business.  The medical stop-loss market has been “soft” for the past four years, including cases written in 2006 and 2007, which means that many of the Company’s competitors have been willing to write business at little or no margin.  The Company has been aware of these market conditions and has curtailed its growth in order to attempt to achieve higher profit margins.  The Company believed that it had taken sufficient action to insure that business written in 2006 produced better margins than that written in 2005 and formulated a Net Projected Loss Ratio reflecting such expectations.  As is typical with medical stop-loss business, MGUs do have some discretion within the Company’s underwriting guidelines to make pricing concessions on certain cases, particularly as it relates to maintain their core renewal business and production sources.

In the third quarter of 2007, during the Company’s quarterly review of its Claim Development Patterns, the Company identified a material increase in claims and reserves with respect to business written in 2006.  Such adverse development was primarily driven by the frequency of claims relative to the business written in that year proving significantly higher than what would have been predicted by prior loss development patterns.  This increased frequency of medical stop-loss claims was due, in part, to increased severity of primary claims.  The Company has determined that this increase in claims was an indication of a pattern of higher loss frequency.  While claims related to business written in 2007 have not yet developed to a level where Claim Development Patterns would provide reliable estimates of ultimate claim levels, the Company believes that it is appropriate to re-estimate the 2007 Projected Net Loss ratios in this quarter to mirror developing losses with respect to business written in 2006.

As a result of these actions, the Company has recognized a $4.5 million charge, before income taxes, in the third quarter of 2007 relating to both the 2006 and 2007 Business.  This resulted in a Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses)) for the medical stop-loss line in the three and nine month-period ended September 30, 2007 of 128.5% and 105.3%, respectively, compared with 105.5% and 101.3% in the prior period, respectively.  The loss ratios in the third quarter and nine months of 2007 are significantly affected by the $4.5 million charge recognized in this quarter, and are not indicative of the net loss ratios anticipated in our medical stop-loss line on an underwriting year basis.  Approximately $1.5 million of the charge, relates to the 2007 Business and $3.0 million relates to the 2006 Business and prior.

Selling, General and Administrative.  Selling, general and administrative expenses increased $2,404,000 to $9,517,000 for the three months ended September 30, 2007, compared to $7,113,000 for the three months ended September 30, 2006.  This increase is primarily due to higher commission expense of $2,000,000 incurred by Independence American resulting from an increase in premiums written in the medical stop-loss and fully insured lines of business.

Amortization and Depreciation.  Amortization and depreciation expense increased $63,000 to $243,000 for the three months ended September 30, 2007, compared to $180,000 for the three months ended September 30, 2006.  The increased expense primarily relates to the amortization of the intangible asset representing the value of the Company’s agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements), slightly offset by the decrease in amortization related to the value of broker/TPA relationships of the MGU Subsidiaries.

Minority Interest.   The Company recorded $50,000 for the three months ended September 30, 2007 and $87,000 for the three months ended September 30, 2006 of expense related to the 20% minority interest in Marlton.  This reduction is due to lower income earned by Marlton.

Income Taxes.  The provision (benefit) for income taxes decreased $849,000 to $(750,000), an effective rate of (34%), for the three months ended September 30, 2007, compared to $99,000, an effective rate of 50.5%, for the three months ended September 30, 2006.  Net income (loss) for the three months ended September 30, 2007 and 2006 includes a non-cash provision for federal income taxes of $(750,000) and $54,000, respectively.  The effective rate of (34%) for the three months ended September 30, 2007 is lower than the same period in 2006 due to a lower state tax effective rate.  The state tax effective rate decreased to 2.1% for the three months ended September 30, 2007 from 24.0% for the three months ended September 30, 2006.  As compared to MGU Subsidiaries, Independence American pays a nominal amount of state income tax, therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American’s pre-tax income.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (Loss).  The Company’s net income (loss) decreased  to $(1,456,000), or $(.17) per share, for the three months ended September 30, 2007, compared to $97,000, or $.01 per share, diluted, for the three months ended September 30, 2006.

Results of Operations for the Nine Months Ended September 30, 2007, Compared to the Nine Months Ended September 30, 2006

Premiums Earned.  Premiums earned increased 63%, or $31,330,000, to $80,705,000 for the nine months ended September 30, 2007, compared to $49,375,000 for the nine months ended September 30, 2006.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $48,655,000 and $41,756,000 for the nine months ended September 30, 2007 and the nine months ended September 30, 2006, respectively. The increase is primarily due to an increase in medical stop-loss premiums assumed by Independence American, and an increase in medical stop-loss written by Independence American as a result of the Company’s agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements).  Premiums relating to group medical and short-term medical (“STM”) were $29,225,000 and $4,766,000 for the nine months ended September 30, 2007 and the nine months ended September 30, 2006, respectively.  The increase is primarily due to production of group medical resulting from the Company’s agreement with EDH ($15,520,000) and an increase in premiums reinsured from IHC ($8,950,000).  Premiums relating to DBL were $2,825,000 and $2,853,000 for the nine months ended September 30, 2007 and the nine months ended September 30, 2006, respectively.  For the nine months ended September 30, 2007, Independence American assumed 10% of IHC’s group medical business and STM business, 20% of IHC’s DBL business and 22.6% of IHC’s medical stop-loss business.

MGU Fee Income.  MGU fee income decreased $489,000 to $7,129,000 for the nine months ended September 30, 2007, compared to $7,618,000 for the nine months ended September 30, 2006.  MGU fee income-administration decreased $774,000 to $6,831,000 for the nine months ended September 30, 2007, compared to $7,605,000 for the nine months ended September 30, 2006, as the MGU Subsidiaries have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission increased $285,000 to $298,000 for the nine months ended September 30, 2007, compared to $13,000 for the nine months ended September 30, 2006 from certain MGU subsidiaries that experienced loss ratios at a level that would generate profit commissions.  Profit commissions for a given year are primarily based on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2007 are based on business written during portions of 2004, 2005 and 2006.

Net Investment Income.  Net investment income increased $330,000 to $2,696,000 for the nine months ended September 30, 2007, compared to $2,366,000 for the nine months ended September 30, 2006 due to slightly higher yields and an increase in invested assets.  The return on investments of the Company was 5.4% for the nine months ended September 30, 2007 and 5.3% for the comparable period in 2006.

Net Realized Investment Gains.  Net realized investment gains increased $1,000 to $49,000 for the nine months ended September 30, 2007, compared to $48,000 for the nine months ended September 30, 2006.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  Included in the nine months ended September 30, 2007 and September 30, 2006 is an unrealized loss of $123,000 and $95,000, respectively, representing an increase in the value of the derivative liability relating to the agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements).  For the nine months ended September 30, 2007 and 2006, there were no losses on securities whose decline in value the Company deemed to be other than temporary in nature. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 70%, or $24,571,000, to $59,579,000 for the nine months ended September 30, 2007, compared to $35,008,000 for the nine months ended September 30, 2006.  The increase is mainly due to an increase in the volume of group medical produced by EDH and assumed from IHC, an increase in the volume of medical stop-loss, and the $4,500,000 strengthening of medical stop-loss reserves as described above.  The increase of $24,571,000 for the nine months ended September 30, 2007 is comprised of an $18,086,000 increase in group medical and STM, a $6,422,000 increase in medical stop-loss, and an increase of $63,000 relating to DBL.

Selling, General and Administrative.  Selling, general and administrative expenses increased $6,652,000 to $28,804,000 for the nine months ended September 30, 2007, compared to $22,152,000 for the nine months ended September 30, 2006.  This increase is primarily due to higher commission expense of $6,264,000 incurred by Independence American resulting from an increase in premiums written in the medical stop-loss and fully insured lines of business, slightly offset by minor reductions in other expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $170,000 to $729,000 for the nine months ended September 30, 2007, compared to $559,000 for the nine months ended September 30, 2006.  The increased expense primarily relates to the amortization of the intangible asset representing the value of the Company’s agreement with EDH (see Note 11 of Notes to Consolidated Financial Statements), slightly offset by the decrease in amortization related to the value of broker/TPA relationships of the MGU Subsidiaries.

Minority Interest.  The Company recorded $149,000 for the nine months ended September 30, 2007 and $205,000 for the nine months ended September 30, 2006 of expense related to the 20% minority interest in Marlton.  This reduction is due to lower net income earned by Marlton.

Income Taxes.  The provision for income taxes decreased $98,000 to $501,000, an effective rate of 37.6%, for the nine months ended September 30, 2007, compared to $599,000, an effective rate of 40.0%, for the nine months ended September 30, 2006.  Net income for the nine months ended September 30, 2007 and 2006 includes a non-cash provision for federal income taxes of $372,000 and $473,000 respectively.  The effective rate of 37.6% for the nine months ended September 30, 2007 is lower than the same period in 2006 due to a tax benefit recognized in the current quarter from the true-up of the September 30, 2006 tax provision to the fiscal September 30, 2006 tax return.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain/Loss on Discontinued Operations.  Loss on discontinued operations, net of tax was $0 for the nine months ended September 30, 2007, compared to $54,000 for the nine months ended September 30, 2006.  The loss of $54,000 for the nine months ended September 30, 2006 was a result of unanticipated property taxes relating to Intellicom.  As of September 30, 2007, the Company has accrued for future property taxes relating to Intellicom.

Net Income.  The Company’s net income decreased 1% to $833,000, or $.10 per share, diluted, for the nine months ended September 30, 2007, compared to $844,000, or $.10 per share, diluted, for the nine months ended September 30, 2006.

Liquidity and Capital Resources (in thousands)

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Independence American maintains a $5,000,000 credit facility with a financial institution to support the issuance of standby letters of credit in connection with Independence American’s ordinary course of business.  This credit facility has never been drawn upon and there are no outstanding standby letters of credit under the facility.  The facility terminates on December 28, 2009, however, if no standby letters of credit are outstanding, it may be cancelled by Independence American at any time.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.  There are no regulatory constraints on the MGU Subsidiaries’ ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by Independence American.  For the nine months ended September 30, 2007, the MGU Subsidiaries paid $687,000 in dividends to Corporate.

Cash Flows

As of September 30, 2007, the Company had $64,080,000 of cash, cash equivalents, and investments compared with $59,155,000 as of December 31, 2006.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2007 was $5,067,000.  The positive net cash flows were the result of an increase in insurance revenues, net of insurance benefits, claims and reserves.

Net cash used by investing activities of continuing operations for the nine months ended September 30, 2007 was $3,815,000.  This results from sales and maturities of fixed maturities, equity securities, and short-term investments, net of purchases of all such securities.

At September 30, 2007, the Company had $14,725,000 of restricted cash at the MGU Subsidiaries.  The amount at the MGU Subsidiaries is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $14,725,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by the MGU Subsidiaries on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by the MGU Subsidiaries.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at the MGU Subsidiaries, the MGU Subsidiaries are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each insurance carrier into a bank account that the MGU Subsidiaries can access.  The cash is used by the MGU Subsidiaries to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables the MGU Subsidiaries to reimburse claims in a timely manner.

The Company has $31,717,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could sell its fixed maturity investments if the timing of claim payments associated with the Company’s insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments.  The Company expects continued cash usage for its discontinued operations which are primarily net lease obligations, for the year ending December 31, 2007.

The expected schedule of contractual obligations at September 30, 2007 is not materially different than the schedule at December 31, 2006, which was included in Item 7 of the Company’s Annual Report on Form 10-K.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the nine months ended September 30, 2007 and 2006, the Company had no realized losses for other than temporary impairments.  The Company's net unrealized losses on assets available-for-sale totaled $1,381,000 at September 30, 2007.  Substantially all of these securities were investment grade. The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at September 30, 2007. The Company holds all fixed maturities and preferred stock as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).  The Company's mortgage security portfolio has no exposure to sub-prime mortgages.

Reserves

During the third quarter of 2007, the Company recorded reserve strengthening of $3.0 million primarily related to its 2006 Business due to emerging Claim Development Patterns, which are applied to generate reasonably reliable estimates of ultimate claim levels.  These are reviewed quarterly as reserve estimates are developed and are based on recent claim development history.  The Company must determine whether changes in development represent true indications of emerging experience or are simply due to random claim fluctuations.  The adverse development to the Claim Development Patterns was due to the frequency of claims reported in the quarter that was significantly higher than what would have been predicted by prior loss development patterns.  In addition, the Company has experienced a greater frequency of medical stop-loss claims due to the increasing severity of primary claims.  The Company has determined that the increase in claims is an indication of a pattern of higher loss frequency.

In addition, the Company recorded reserve strengthening of $1.5 million on its 2007 Business primarily as a result of the Company’s review of the Claim Development Patterns of the 2006 Business.  This business was reserved using the Projected Net Loss Ratio.  This change represents a deviation of approximately eight Net Loss Ratio points to the Projected Net Loss Ratio.

Major factors that affect the Projected Net Loss Ratio assumption in reserving for medical stop-loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (iii) the adherence by the MGUs that produce and administer this business to the Company's underwriting guidelines.  Changes in these underlying factors are what determine the reasonably likely changes in the Projected Net Loss Ratio.  The Company had estimated that a reasonably likely deviation would fall between three to five points, although believed that larger deviations were possible as was the case this quarter.  The Company is currently reevaluating the impact of the third quarter 2007 loss development on the reasonably likely deviation from its Projected Net Loss Ratio and on its Claim Development Patterns as it appears in our 2006 Annual Report on Form 10-K.

Outlook

Reinsurance Premiums

Independence American is primarily a reinsurer, although, beginning in 2007, it is experiencing considerable growth as an issuing carrier.  The majority of its reinsurance premium is currently derived from pro rata quota share reinsurance treaties (the “IHC Treaties”) with Standard Security Life and Madison National Life.  The IHC Treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Pursuant to the IHC Treaties, Standard Security Life and Madison National Life must cede, at treaty renewals, at least 15% (and may cede up to 30%) of their gross medical stop-loss premiums written to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product (“DBL”) under the IHC Treaties.  In 2005, Standard Security Life and Madison National Life began ceding 10% of their short-term medical and small group major medical business to Independence American under the IHC Treaties.  High deductible health plans (“HDHPs”), which are an increasing portion of the small group major medical line, have fewer claims in the first quarter of a plan year and higher claims in the last quarter of the plan year, which will result in fluctuations in quarterly results.  IHC is not contractually obligated to continue to cede business (other than 15% of its medical stop-loss business) to Independence American after termination of the current treaty year.  The Company does not expect the percentage ceded to it from IHC will change significantly in 2007.

For the nine months ended September 30, 2007, 76% of Independence American’s premiums earned were derived from assumed reinsurance premiums.  Of the assumed reinsurance premiums, 73% was related to medical stop-loss business, 22% was related to fully insured health business, and 5% was related to short-term statutory disability benefit product in New York State ("DBL").  For the nine months ended September 30, 2007, Standard Security Life and Madison National Life ceded an average of 22.6% of their medical stop-loss business to Independence American.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers.  For the nine months ended September 30, 2007, Independence American received between 15% and 25% of the premium on these unaffiliated programs.

The medical stop-loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a “softer” market.  Consistent with our experience, the industry as a whole has succumbed to the pricing pressures caused by an unexpectedly long down cycle (or "soft" market) for medical stop-loss business. A leading rating agency recently commented that this market condition has placed considerable downward pressure on operational margins.  As a result of these market conditions, the rate that the Company's carriers were able to charge for medical stop-loss increased at a lesser rate in recent years.  Considering historical trends, consolidation in the industry, and early indications as to January 2008 pricing, many in the industry are hopeful that the medical stop-loss market will see improved underwriting results on business written in 2008. In addition, the Company’s carriers have cancelled or significantly reduced retention on several MGUs that have produced unfavorable loss ratios and contributed disproportionately to the reserve strengthening this quarter.  This, in conjunction with greater adherence by the MGUs to our underwriting guidelines, should produce improved underwriting results for the Company on business incepting in 2008.

Insured Premiums

For the nine months ended September 30, 2007, 24% of Independence American’s premiums earned were derived from premiums written as an issuing carrier.  Of these premiums, 20% were related to medical stop-loss business and 80% were related to small group major medical and STM business.  In 2007, Independence American began writing a significant amount of small group major medical and medical stop-loss, and, in the third quarter, began writing major medical plans for individuals and families.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.

In February 2006, Independence American entered into an agreement with a marketing organization, EDH, with a growing block of small group major medical business, including consumer-driven health plans, and medical stop-loss, to begin writing for Independence American.  EDH began writing employer medical stop-loss through Independence American in 2006, and has moved the majority of its existing block of small group major medical and stop-loss health insurance to Independence American during 2007.  Independence American will be the exclusive issuing carrier for business underwritten by EDH through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and EDH could be entitled to additional cash consideration (see Note 11 of Notes to Consolidated Financial Statements).  As of September 30, 2007, Independence American had written $19.2 million of premiums.

The Company began marketing health plans to individuals and families utilizing Independence American as the carrier during the third quarter of 2007.  Independence American is retaining 50% of the risk on this business.  The program is administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.

On October 5, 2007, the Company acquired certain assets, including the domain name www.healthinsurance.org, for $375,000.  These assets were acquired by Healthinsurance.org, LLC, an indirect, 51%-owned subsidiary of the Company (“HIO”). This acquisition gives the Company access to a well-established internet domain that generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  In 2006, more than 160,000 quotes for health insurance were generated from www.healthinsurance.org.  As a result of the acquisition, the Company plans to increase the number of daily leads through search engine optimization and cross-marketing with its related companies.  The Company and its affiliates plan to provide on-line enrollment tools through service agreements with leading health insurance distributors to market the individual health and dental products of Independence American and related companies.

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

There has been no change in AMIC's internal control over financial reporting during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung__________________________ Roy T.K. Thung Chief Executive Officer and President	Date:	November 9, 2007

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	November 9, 2007