Form 10-K
period 2007-12-31
AMERICAN INDEPENDENCE CORP
filed 2008-03-17
CIK 97196

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

[   ] Yes

        [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes[X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act:

Large accelerated filer [   ]      Accelerated filer [   ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes

        [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2007 was $48,184,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class

Outstanding at March 17, 2008

Common Stock, $0.01 par value

8,503,989

Portions of the Registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2008 annual meeting of stockholders to be held in June 2008 are incorporated by reference in response to Part III of this Report.

FORM 10-K CROSS REFERENCE INDEX

FORWARD-LOOKING STATEMENTS

This report on Form 10−K contains certain “forward−looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward−looking statements on our current expectations and projections about future events. Our forward−looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward−looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward−looking statements.

Numerous risks and uncertainties may impact the matters addressed by our forward−looking statements, any of which could negatively and materially affect our future financial results and performance.  We describe some of these risks and uncertainties in greater detail in Item 1A of this report, Risk Factors.

Although we believe that the assumptions underlying our forward−looking statements are reasonable, any of these assumptions, and, therefore, also the forward−looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward−looking statements that are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. Our forward−looking statements speak only as of the date made, and we will not update these forward−looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, any forward−looking event discussed in this report may not occur.

PART I

Item 1.  BUSINESS

Business Overview

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in health insurance and reinsurance with principal executive offices located at 485 Madison Avenue, New York, New York 10022.

Our website is located at www.americanindependencecorp.com.  Detailed information about AMIC, its corporate affiliates and insurance products and services can be found on our website.  In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our website, as soon as reasonably practicable after they are filed with or furnished to the SEC.  The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.

We provide specialized health coverage and related services to commercial customers and individuals.  We focus on niche health products and/or narrowly defined distribution channels in the United States.  Our wholly owned subsidiary, Independence American Insurance Company ("Independence American"), markets its products through AMIC’s managing general underwriter and agency subsidiaries and through independent brokers, producers and agents.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

AMIC retains much of the risk that it underwrites, and focuses on the following lines of business:

•

Medical excess or “stop-loss”

•

Major medical for individuals and families

•

Small-group major medical

•

Short-term medical

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 46 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best").  We have been informed by A.M. Best that an A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

We own controlling interests in three managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Marlton Risk Group LLC ("Marlton") and Risk Assessment Strategies, Inc. ("RAS").  IndependenceCare, Marlton and RAS are collectively referred to as "our MGUs."  AMIC also has a minority investment in Majestic Underwriters LLC ("Majestic").  Our MGUs are responsible for marketing, underwriting, billing and collecting premiums, and administering and processing claims.  IndependenceCare markets and underwrites employer medical stop-loss, provider excess loss, HMO Reinsurance and ancillary products for Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  Standard Security Life and Madison National Life are wholly owned, indirect subsidiaries of Independence Holding Company.  Independence Holding Company and its subsidiaries including Standard Security Life and Madison National Life are collectively referred to as "IHC", which owns 49.7% of AMIC’s outstanding stock.  In addition to its headquarters in Minneapolis, IndependenceCare has a sales office in Tennessee. Marlton which is headquartered near Philadelphia, Pennsylvania, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Independence American and two other carriers. RAS, which is headquartered near Hartford, Connecticut, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Madison National Life, Independence American and another carrier.

In 2007, Independence American began writing small-group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical (“STM”) primarily through two distribution sources.  Given its enhanced A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its medical stop-loss products through our MGUs, and increase significantly the business written on its paper, especially major medical plans for individuals and families.  Historically, Independence American derived most of its income from assumed reinsurance premiums.

During 2007, we acquired 51% of HealthInsurance.org, LLC (“HIO”), an online marketing company that owns www.healthinsurance.org, a lead generation site for individual health insurance.  In 2006, more than 160,000 quotes for health insurance were generated from www.healthinsurance.org.  As a result of the acquisition of a controlling interest in HIO, we plan to increase the number of daily leads of business through search engine optimization and cross-marketing with its related companies.  AMIC and its affiliates will provide on-line enrollment tools through service agreements with leading health insurance distributors to make available individual medical and dental products, including those of Independence American and related companies.

Our Philosophy

Our business strategy consists of maximizing underwriting profits through a variety of niche health products and/or through distribution channels that enable us to access underserved markets or markets in which we believe we have a competitive advantage.  In addition to distributing through independent agents and brokers, Independence American focuses on alternative distribution sources, such as captive agencies and direct-to-consumer initiatives.  While management considers a wide range of factors in its strategic planning and decision-making, underwriting profit is consistently emphasized as the primary goal in all decisions.

Our Products

Medical Stop-Loss

Self-insured group medical plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through other health care plans provided by an insurer or health maintenance organization ("HMO").  Employer medical stop-loss insurance provides coverage to public and private entities that elect to self-insure their employees' medical coverage for losses within specified ranges, which permits such groups to manage the risk of excessive health insurance costs by limiting specific and aggregate losses to predetermined amounts.

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

Standard Security Life, Madison National Life and Independence American market employer medical stop-loss insurance nationally through a network of managing general underwriters ("MGUs"), which are non-salaried contractors that receive administrative fees. As of December 31, 2007, Standard Security Life marketed this product through 10 MGUs, including IndependenceCare, RAS, Marlton and Majestic.  As of December 31, 2007, Madison National Life marketed this product through two MGUs.  As of December 31, 2007, Independence American marketed this product through one MGU.  MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by Standard Security Life, Madison National Life and Independence American, billing and collecting premiums from the employers, paying commissions to agents, third-party administrators ("TPAs") and/or brokers, and adjudicating claims.  Standard Security Life, Madison National Life and Independence American are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves.

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

Independence American has employer medical stop-loss policies approved in the vast majority of states.  Independence American began writing employer medical stop-loss business through one distribution source in 2006 (see Note 18 of Notes to Consolidated Financial Statements).  Given its enhanced A- (Excellent) rating from A.M. Best, in 2008, Independence American will begin writing medical stop-loss through our MGUs.  In order to avoid disruption of existing relationships, our MGUs currently intend to renew existing cases with the incumbent carriers and seek opportunities to write certain new cases with Independence American.  As a result, until market conditions harden, it may be difficult to place significant amounts of medical stop-loss premium with Independence American.

Fully Insured Health

During 2007, Independence American reinsured 10% of the group major medical business written by Standard Security Life and Madison National Life, including consumer-driven health plans ("CDHPs").  This business, generally written through agents and brokers that receive commissions, is fully insured major medical coverage designed to work with health reimbursement accounts ("HRA") and health savings accounts ("HSA") which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as preferred provider organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment.  Independence American began selling, in 2007, group major medical, including CDHP products, through one distribution source.  In 2007, Independence American wrote approximately $21.5 million of this business and retained 100% of the risk, subject to a contractual undertaking by the producer of this business to share in 35% of all profits and losses.  AMIC anticipates growth in this line of business in 2008 and future years both through this production source and modest growth in assumed reinsurance premiums derived from small-group major medical business written by Standard Security Life and Madison National Life.

In 2006, we began marketing health plans to individuals and families through a national, career agent marketing organization utilizing Independence American as the carrier.  Independence American retains 50% of the risk on this business, which is administered by Insurers Administrative Corporation, a wholly owned, indirect subsidiary of IHC.

Short-Term Medical (“STM”)

This business, primarily written through agents and brokers that receive commissions, is designed specifically for people with short-term needs for health coverage.  Typically, STM products are written as major medical coverage with a defined duration, which is normally twelve months or less. Among the typical purchasers of STM products are self-employed professionals, recent college graduates, people between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time.  Independence American is licensed to write this product in the vast majority of states, and will continue to seek alternative distribution channels (including through HIO) that would give it an opportunity to write this business on its paper.  During 2007, Independence American reinsured 10% of the STM business written by Standard Security Life and Madison National Life.

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

AMIC expects the reinsurance premium from this line of business to decline modestly due to anticipated decrease in premiums expected to be written by Standard Security Life in 2008.

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

During 2007, 75% of Independence American’s premiums earned were derived from assumed reinsurance premiums, compared to 98% in 2006.  This lower percentage is primarily due to the increase in direct business.  In 2007, 74% of this premium was related to medical stop-loss business, 22% was related to fully insured health business, and 4% was related to short-term statutory disability benefit product in New York State ("DBL").  Of the medical stop-loss premiums, 81% was generated from pro rata reinsurance treaties with Standard Security Life and Madison National Life pursuant to which they cede, at treaty renewals, at least 15% (and may cede up to 30%) of their gross medical stop-loss premiums written to Independence American.  For 2007, Standard Security Life and Madison National Life ceded, on average, 22.7% of their medical stop-loss business to Independence American.  The reinsurance treaties between Independence American and Standard Security Life and Independence American and Madison National Life terminate December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life, which is domiciled in New York, is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin, is licensed to sell insurance products in 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands, and is an accredited reinsurer in New York.  Both companies are rated A- (Excellent) by A.M. Best.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers on nine other programs.  For 2007, Independence American received between 15% and 25% of the premium on these unaffiliated programs.  For more general information on types of reinsurance, see “Reinsurance” below.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.

Federal Net Operating Loss Carryforwards

At December 31, 2007, AMIC had consolidated net operating loss carryforwards ("NOLs") of approximately $275 million for federal income tax purposes.  Some or all of the NOL carryforwards may be available to offset, for federal income tax purposes, the future taxable income, if any, of AMIC as described in more detail in Note 12 of the Notes to Consolidated Financial Statements.  The Internal Revenue Service ("IRS") has not audited any of AMIC's tax returns for any of the years during the carryforward period, including those returns for the years in which the losses giving rise to the NOL carryforward were reported.  The Internal Revenue Service is currently auditing the Company’s 2003 and 2004 consolidated income tax returns.  It is anticipated that this examination will be completed within the next twelve months.  Management believes that it has made adequate provision for all income tax uncertainties, such that the outcome of any unresolved issues or claims will not result in a material change to our financial position or results of operations.

Our ability to utilize our NOL's would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code").  Generally, an "ownership change" occurs if one or more "5% Stockholders" (which generally includes any stockholder who owns five percent or more in value of a company's capital stock) increase their aggregate percentage ownership by more than 50 percentage points over the lowest percentage of stock owned by such stockholders over the preceding three-year period.  For this purpose, all holders who each own less than five percent of a company's capital stock generally are treated together as a single "5% Stockholder."  In addition, certain attribution rules, which generally attribute ownership of stock to the ultimate beneficial owner thereof without regard to ownership by nominees, trusts, corporations, partnerships, or other entities, are applied to determine the level of stock ownership of a particular stockholder.  Transactions in the public markets among stockholders owning less than five percent of the equity securities are generally not included in the calculation, but acquisitions by a person causing that person to become a five percent or more stockholder may be treated as a five percentage (or more) point change in ownership, regardless of the size of the purchase that caused the threshold to be exceeded.

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

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's board of directors.  As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents.  At December 31, 2007, 99.7% of the fixed maturities were investment grade.  The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

Competition and Regulation

Independence American competes with many larger insurance and reinsurance companies and managed care organizations.  Our MGUs compete with many other managing general underwriters, insurance companies, HMOs and other managed care organizations.

AMIC is an insurance holding company; as such, AMIC and its subsidiaries are subject to regulation and supervision by multiple state insurance regulators, including the Office of the Insurance Commissioner of the State of Delaware (Independence American’s domestic regulator).  Independence American is subject to regulation and supervision in every state in which it is licensed to transact business. These supervisory agencies have broad administrative powers with respect to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the approval of commission rates, the form and content of mandatory financial statements, reserve requirements and the types and maximum amounts of investments which may be made. Such regulation is primarily designed for the benefit of policyholders rather than the stockholders of an insurance company or insurance holding company.

Certain transactions within the AMIC holding company system are also subject to regulation and supervision by such regulatory agencies.  All such transactions must be fair and equitable.  Notice to or prior approval by the applicable insurance department is required with respect to transactions affecting the ownership or control of an insurer and of certain material transactions, including dividend declarations, between an insurer and any person in its holding company system.  Under Delaware insurance laws, "control" is defined as the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, and is presumed to exist if any person, directly or indirectly, owns, controls or holds with the power to vote ten percent or more of the voting securities of any other person.  An agreement to acquire control of an insurer domiciled in Delaware must be approved by the Office of the Insurance Commissioner of the State of Delaware.  In addition, periodic disclosure is required concerning the operations, management and financial condition of the insurer within the holding company system.  An insurer is also required to file detailed annual statements with each supervisory agency, and its affairs and financial conditions are subject to periodic examination.

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

Discontinued Operations

Prior to becoming an insurance holding company in November 2002, the Company (then known as SoftNet Systems, Inc.) was a holding company principally engaged in providing Internet services.  Due to difficult and deteriorating conditions in that market, the Company wound down those businesses.

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

Employees

The Company and its subsidiaries, collectively, had 53 employees as of December 31, 2007.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones that we face, but are those that we have identified as being the most significant factors that make investment in our stock speculative or risky or that have special application to us.  Additional risks and uncertainties that we do not know about, or that we deem less significant than those identified below, may also make investment in our stock speculative or risky. If any of the adverse events associated with the risks described below occurs, our business, financial condition or results of operations could be materially adversely affected. In such a case, the trading price of our stock could decline.

Our Loss Reserves are Based on an Estimate of Our Future Liability, and If Actual Claims Prove to be Greater Than Our Reserves, Our Results of Operations and Financial Condition May Be Adversely Affected

We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses where material, including legal and other fees, and costs not associated with specific claims but related to the claims payment functions for reported and unreported claims incurred as of the end of each accounting period. Because setting reserves is inherently uncertain, we cannot be sure that current reserves will prove adequate. If our reserves are insufficient to cover our actual losses and loss adjustment expenses, we would have to augment our reserves and incur a charge to our earnings, and these charges could be material. Reserves do not represent an exact calculation of liability.  Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of known facts and circumstances. Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting lag between the occurrence of the insured event and the time it is reported to us.  The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled, and are reflected in the results of the periods in which such estimates are changed.

Our Results May Fluctuate as a Result of Factors Generally Affecting the Insurance and Reinsurance Industry

The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause our results to fluctuate. The industry and our financial condition and results of operations may be affected significantly by:

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

•

Greater than expected use of health care services by members;

•

New mandated benefits or other regulatory changes that change the scope of business or increase our costs; and

•

Failure of MGUs to adhere to underwriting guidelines as required by us in its MGU agreements.

The occurrence of any or a combination of these factors, which is beyond our control, could have a material adverse effect on our results.

If Rating Agencies Downgrade Our Insurance Companies, Our Results of Operations and Competitive Position in the Industry May Suffer

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies.  Independence American is rated A- (Excellent) by A.M. Best Company, Inc., whose ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders, and are not evaluations directed to investors.  The rating of Independence American is subject to periodic review by A.M. Best Company, Inc.  If A.M. Best Company, Inc. were to reduce Independence American's ratings from current levels, our business would be adversely affected.

Stock Transfer Restrictions

Although the stock transfer restrictions contained in our Certificate of Incorporation are intended to reduce the likelihood of an ownership change, it will not prevent all transfers that might result in an "ownership change."  Furthermore, certain changes in relationships and other events not addressed by the stock transfer restrictions could cause us to undergo an "ownership change."  Section 382 of the Code is an extremely complex provision with respect to which there are many uncertainties.  In addition, we have not requested a ruling from the IRS regarding the effectiveness of the stock transfer restrictions and, therefore, we cannot be certain that the IRS will agree that the stock transfer restrictions are effective for purposes of Section 382 of the Code.  Further, we cannot assure that the stock transfer restrictions or portions thereof will be enforceable in Delaware courts or that the IRS would agree that all of our tax net operating loss carryforwards are allowable.  In addition, our board of directors may determine, in its sole discretion, to permit a restricted transfer that results in an "ownership change" if it determines that such transfer is in our best interests. Therefore, the stock transfer restrictions were to reduce, but not necessarily eliminate, the risk that Section 382 of the Code will cause limitations on the use of our tax attributes.

Our Inability to Assess Underwriting Risk Accurately Could Reduce Our Net Income

Our success is dependent on our ability to assess accurately the risks associated with the businesses on which we retain risk. If we fail to assess accurately the risks we retain, we may fail to establish the appropriate premium rates and our reserves may be inadequate to cover our losses, requiring augmentation of the reserves, which in turn would reduce our net income.

Our agreements with our producers (including our MGUs) require that each producer follow underwriting guidelines published by us and amended from time to time.  Failure to follow these guidelines may result in termination or modification of the agreement. We perform periodic audits to confirm adherence to the guidelines, but it is possible that we would not detect a breach in the guidelines for some time after the infraction, which could result in a material impact on the Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses)) for that producer and could have an adverse impact on our operating results.

We May Be Unsuccessful in Competing Against Larger or Better-Established Business Rivals

Our industry is highly competitive and has experienced severe price competition from time to time over the last several years.  We face competition from domestic and international insurance and reinsurance companies, from underwriting agencies, and from diversified financial services companies that are much larger than we are.  Some of these competitors have greater financial, marketing and other resources, have been operating longer than we have and have established long-term and continuing business relationships through the industry, which can be a significant competitive advantage.  In addition to competition in the operation of its business, we face competition from a variety of sources in attracting and retaining qualified employees.  We cannot assure that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets and compete effectively in the future.  If we fail to do so, our business could be materially adversely affected.

If We Fail to Comply With Extensive State and Federal Regulations, We Will Be Subject to Penalties, Which May Include Fines and Suspension and Which May Adversely Affect Our Results of Operations and Financial Condition

We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This regulation, generally administered by a department of insurance in each state in which we do business, relates to, among other things:

•

Approval of policy forms and premium rates;

•

Standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

•

Licensing of insurers and their agents and regulation of their conduct in the market;

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

A large portion of our business depends on our compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities have broad discretion to grant, renew, or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or interpretations that we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our insurance-related activities or otherwise penalize us. That type of action could have a material adverse effect on our business. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business.

Decreases in the Fair Market Value of Fixed Maturities May Greatly Reduce the Value of Our Investment Portfolio, and as a Result, Our Financial Condition May Suffer

At December 31, 2007, fixed maturities represented $46.1 million or 75% of our total investments of $61.1 million. The fair market value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of market value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair market value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows.

The Occurrence of Various Events May Adversely Affect Our Ability to Utilize Fully Our Tax Net Operating Loss Carryforwards.

We have U.S. federal tax net operating loss carryforwards of approximately $275 million, which may be used against any profits from our business.  However, events outside of our or IHC’s control, such as certain acquisitions and dispositions of our common stock, may limit the use of all or a portion of our tax net operating loss carryforwards.  If such events were to occur, our expectation of using our tax net operating loss carryforwards against potential profits would not be realized and we could potentially have a higher tax liability in the future than we would otherwise have had.

Certain Proposed Federal and State Legislation May, if Adopted, Adversely Affect Our Business

In the continuing debate over health care reform, certain federal and state legislation has been proposed that could have the effect of fundamentally altering the dynamics of the industry in which we compete, including imposing mandatory universal health care coverage, or otherwise resulting in a much larger role for government in the provision of health care. We cannot predict which, if any, of such broad-based proposals will be enacted into law and what the effect would be (either positive or negative) on our business and results of operations.

Additionally, less-fundamental change in the regulatory requirements imposed on us may harm our business or results of operations. For example, some states have imposed time limits for the payment of uncontested covered claims and required health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain unfair payment practices. If we were unable, for any reason, to comply with these requirements, it could result in substantial costs to us and could materially adversely affect our results of operations and financial condition.

We Rely on Reinsurance Arrangements to Help Manage Our Business Risks, and Failure to Perform by the Counterparties to Our Reinsurance Arrangements May Expose Us to Risks We Had Sought to Mitigate

We utilize reinsurance to mitigate our risks in various circumstances. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers.  Our reinsurers may be unable or unwilling to pay the reinsurance recoverable owed to us now or in the future or on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have an adverse effect on our financial condition, results of operations and cash flows.

The Failure to Maintain Effective and Efficient Information Systems Could Adversely Affect Our Business

Our business depends significantly on effective information systems, and we have different information systems for our various businesses. We have committed and will continue to commit significant resources to develop, maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. Our failure to maintain effective and efficient information systems could have a material adverse effect on our financial condition and results of operations.

Failure to Protect Our Policyholder’s Confidential Information and Privacy Could Adversely Affect Our Business

In the conduct of our business, we are subject to privacy regulations and to confidentiality obligations. For example, the collection and use of patient data in our health insurance operations is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and certain other activities we conduct are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors, partners and policyholders. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information. If we do not properly comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, such as penalties, fines and loss of license, as well as loss of reputation and possible litigation.

Certain Business Arrangements are Terminable by Other Parties

Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product.  Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  In 2005, Standard Security Life and Madison National Life began ceding 10% of the majority of IHC’s fully insured health business to Independence American.  Standard Security Life and Madison National Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  Standard Security Life and Madison National Life ceded 22.7%, on average, of their medical stop-loss business to Independence American in 2007, amounts in excess of 15% are not contractually obligated.  However, our MGUs are the largest producers of medical stop-loss business for IHC, controlling a majority of this premium in 2007.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

IndependenceCare leases 6,900 square feet of office space in Minneapolis, Minnesota, which expires on May 31, 2008.  Beginning June 1, 2008, the office space leased will decrease to 4,200 square feet and will expire on May 31, 2011.  RAS leases 4,200 square feet of office space in South Windsor, Connecticut, which expires on January 31, 2010.  Marlton leases 6,000 square feet of office space in Voorhees, New Jersey, which expires on January 31, 2009.

Item 3.

Legal Proceedings

We are involved in legal proceedings and claims that arise in the ordinary course of our businesses.  We have established reserves that we believe are sufficient given information presently available relating to our outstanding legal proceedings and claims.  We no not anticipate that the result of any pending legal proceeding or claim will have a material adverse effect on our financial condition or cash flows, although there could be such an effect on our results of operations for any particular period.

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.

 Market for the Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

Since November 15, 2002, American Independence Corp. (“AMIC or the “Company”) common stock has been listed and traded on the NASDAQ Stock Market ("NASDAQ") under the symbol "AMIC".

Quarter Ended:	High	Low
December 31, 2007	$10.41	$8.50
September 30, 2007	$11.44	$10.10
June 30, 2007	$12.73	$10.00
March 31, 2007	$11.13	$10.11

Quarter Ended:	High	Low
December 31, 2006	$11.49	$9.78
September 30, 2006	$12.28	$10.36
June 30, 2006	$12.45	$10.55
March 31, 2006	$13.00	$10.95

Holders of Record

At January 30, 2008, there were 77 record holders of the Company's common stock.  The closing price for the Company's common stock at December 31, 2007 was $9.05.

Our ability to utilize our Federal Net Operating Loss Carrryforwards ("NOLs") would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code.  AMIC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year '"testing period" by "5% stockholders".  In order to reduce the risk of an ownership change, in November 2002, AMIC's stockholders approved an amendment to its Certificate of Incorporation restricting transfers of shares of its common stock that could result in the imposition of limitations on the use, for federal, state and city income tax purposes, of AMIC's carryforwards of net operating losses and certain federal income tax credits.  The Certificate of Incorporation generally restricts any person from attempting to sell, transfer or dispose, or purchase or acquire any AMIC stock, if such transfer would affect the percentage of AMIC stock owned by a 5% stockholder.  Any person attempting such a transfer will be required, prior to the date of any proposed transfer, to request in writing that the board of directors review the proposed transfer and authorize or not authorize such proposed transfer.  Any attempted transfer made in violation of the stock transfer restrictions will be null and void.  In the event of an attempted or purported transfer involving a sale or disposition of capital stock in violation of stock transfer restrictions, the transferor shall remain the owner of such shares.  Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by AMIC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Code.

Dividends

The Company does not have any legal restriction on paying dividends, and no dividend on the Company’s stock was declared during 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2008 annual meeting of stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the quarter ended December 31, 2007.

Item 6.

Selected Financial Data

Not applicable

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American") and our marketing organizations, including our three medical stop-loss managing general underwriter subsidiaries (“our MGUs").  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 49.7% of AMIC's stock, and IHC's senior management has provided direction to the Company through service agreements between the Company and IHC.  In 2007, Independence American’s primary source of revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and short-term statutory disability benefit product in New York State ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  In 2007, Independence American began writing small-group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical.  Given its enhanced A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its medical stop-loss products through our MGUs, and increase significantly the business written on its paper, especially major medical plans for individuals and families.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management's assessment of trends in healthcare and in the medical stop-loss market play a significant role in determining whether to expand Independence American's reinsurance participation percentage or the number of programs it reinsures.  Since Independence American reinsures a portion of all of the business produced by our MGUs, and since these companies are also eligible to earn profit sharing commissions based on the profitability of the business they place, our MGUs also emphasize underwriting profitability.  In addition, management focuses on controlling operating costs.  By sharing employees with IHC and sharing resources among our subsidiaries, we strive to maximize our earnings.

The following is a summary of key performance information and events:

	Year Ended
	December 31,
	2007	2006

Revenues	$119,096	$81,485
Expenses	117,267	79,017
Income from continuing operations,
before income tax	1,829	2,468
Provision (benefit) for income taxes	691	960
Income from continuing operations	1,138	1,508
Gain (loss) on disposition of
discontinued operations, net of tax	-	(54)
Net income	$1,138	$1,454

•

The Book Value of the Company increased to $9.96 at December 31, 2007, from $9.82 at December 31, 2006.

•

Of the aggregate carrying value of the Company’s investment assets, approximately 93.9% was invested in investment grade fixed maturities, securities purchased under resale agreements, and cash and cash equivalents at December 31, 2007. Also at such date, approximately 99.7% of the Company's fixed maturities were investment grade.

•

On October 5, 2007, the Company acquired certain assets, including a 51% interest in HealthInsurance.org, LLC.

•

The return on investments of the Company was 5.4% for both 2007 and 2006.

Independence American Insurance Company

•

In the fourth quarter of 2007, Independence American’s rating by A.M. Best Company was upgraded to A- (Excellent).

•

Our 2007 results were negatively impacted by higher than expected claims from certain of Independence American's medical stop-loss programs.

o

Income (loss) before income taxes from the Medical Stop-Loss portion of the Independence American segment decreased $1.9 million for the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of a $2.8 million charge in 2007 relating to the re-estimation of insurance reserves from the prior year in addition to an increase in the rate that the Company is reserving for current year business as more fully described in the Reserve Strengthening discussion under Results of Operations for the Year Ended December 31, 2007.

•

The average percentage of gross medical stop-loss premiums written ceded from IHC to Independence American slightly increased to 22.7% during 2007 from 22.2% during 2006.

•

Premiums earned increased 56.5% to $106.1 million for the year ended December 31, 2007 from $67.8 million for the year ended 2006, primarily due to the Company’s agreement with Employers Direct Health (“EDH”) (see Note 18 of Notes to Consolidated Financial Statements) and the increase in fully insured health premiums assumed from IHC.

•

For the year ended December 31, 2007, Independence American wrote $5.0 million of medical stop-loss business and $21.5 million of small-group major medical business pursuant to the agreement with the aforementioned production source.  For the year ended December 31, 2006, Independence American wrote $0.3 million of medical stop-loss business and $0 of small-group major medical business under the same agreement.

•

Independence American added three additional licenses in 2007, bringing its total to 46 states and the District of Columbia.

•

In 2007, Independence American began writing health plans for individuals and families through a national, career agent marketing organization.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on the three lines of business within the Independence American segment, are as follows:

▪

Medical Stop Loss

	2007	2006
	(in thousands)
Premiums Earned	$63,483	$56,179
Insurance Benefits Claims and Reserves	47,567	40,792
Expenses	18,793	16,302

Loss Ratio(A)	74.9%	72.6%
Expense Ratio (B)	29.6%	29.0%
Combined Ratio (C)	104.5%	101.6%

▪

Fully Insured Health

	2007	2006
	(in thousands)
Premiums Earned	$39,136	$7,685
Insurance Benefits Claims and Reserves	28,830	4,819
Expenses	9,631	2,679

Loss Ratio(A)	73.7%	62.7%
Expense Ratio (B)	24.6%	34.9%
Combined Ratio (C)	98.3%	97.6%

▪

DBL

	2007	2006
	(in thousands)
Premiums Earned	$3,481	$3,913
Insurance Benefits Claims and Reserves	2,221	2,188
Expenses	1,044	1,101

Loss Ratio(A)	63.8%	55.9%
Expense Ratio (B)	30.0%	28.1%
Combined Ratio (C)	93.8%	84.0%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

MGU Subsidiaries (IndependenceCare, Marlton, RAS)

•

In 2007, our MGUs wrote an aggregate of $87.2 million of annualized gross premium which generated pre-tax income of $2.0 million, as compared to $94.3 million and $1.2 million in 2006, respectively.  Our MGUs wrote less premiums due, in part, to stricter underwriting guidelines and the continuing generally "soft" market.  Pre-tax income increased primarily due to an increase in profit commissions and a decrease in operating expenses.

•

In 2007, our MGUs generated revenues of $9.8 million, as compared to $10.8 million in 2006, a decrease of 9%, due to the lower volume of premium underwritten.

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

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, where material, including legal and other fees, for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions and are maintained at levels that are estimated in accordance with GAAP.  The Company’s estimate of loss reserves represents management’s best estimate of the Company’s liability at the balance sheet date.

All of the Company’s policies are short-duration and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims or open claims from prior periods, including losses incurred for claims that have not been reported (“IBNR”). Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2007. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

Medical Stop-Loss

The Company’s medical stop-loss business is comprised of employer stop-loss, HMO Reinsurance and Provider Excess.  The two “primary” or “key” assumptions underlying the calculation of loss reserves for medical stop-loss business are (i) projected net loss ratio, and (ii) claim development patterns.  The projected net loss ratio is set at expected levels consistent with the underlying assumptions (“Projected Net Loss Ratio”). Claim development patterns are set quarterly as reserve estimates are developed and are based on recent claim development history (“Claim Development Patterns”).  The Company uses the Projected Net Loss Ratio to establish reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on Claim Development Patterns.  The Company has concluded that a reasonably likely change in the Projected Net Loss Ratio assumption could have a material effect on the Company’s financial condition, results of operations, or liquidity (“Material Effect”) but a reasonably likely change in the Claim Development Pattern would not have a Material Effect.

Projected Net Loss Ratio

Generally, during the first twelve months of an underwriting year, reserves for medical stop-loss are first set at the Projected Net Loss Ratio, which is determined using assumptions developed using completed prior experience trended forward. The Projected Net Loss Ratio is the Company’s best estimate of future performance until such time as developing losses provide a better indication of ultimate results.

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2004, 2005 and 2006 underwriting years which deviated by 11.7, 8.1 and 7.8 Net Loss Ratio points, respectively.  After the recorded reserve increase it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for 2007 at December 31, 2007.  The impact of these reasonably likely changes at December 31, 2007, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $1.4 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2007 Consolidated Statement of Operations.

Major factors that affect the Projected Net Loss Ratio assumption in reserving for medical stop-loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (iii) the adherence by the MGUs that produce and administer this business to applicable underwriting guidelines.  Changes in these underlying factors are what determine the reasonably likely changes in the Projected Net Loss Ratio as discussed above.

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

Predicting ultimate claims and estimating reserves in medical stop-loss is more complex than fully insured medical and disability business due to the “excess of loss” nature of these products with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Fluctuations in results for specific coverage are primarily due to the severity and frequency of individual claims, whereas fluctuations in aggregate coverage are largely attributable to frequency of underlying claims rather than severity. Liabilities for first dollar medical reserves and disability coverages are computed using completion factors and expected loss ratios derived from actual historical premium and claim data.

Due to the short-term nature of medical stop-loss, redundancies or deficiencies will typically emerge during the course of the following year rather than over a number of years.  For Employer Stop-Loss, as noted above, the Company maintains its reserves based on underlying assumptions until it determines that an adjustment is appropriate based on emerging experience from all of its MGUs for prior underwriting years.  Reserves for HMO Reinsurance and Provider Excess are adjusted on a policy by policy basis.  Because of the small number of HMO Reinsurance and Provider Excess policies it writes, the Company is able to evaluate each policy individually for potential liability by reviewing open claims with each HMO or provider group and applying completion factors using historical data.

Fully Insured Health

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

The primary assumption in the determination of fully insured health reserves is that historical claim development patterns are representative of future claim development patterns.  Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in product design, changes in time delay in submission of claims and the incidence of unusually large claims.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impact of any changes in these factors are minimal.  The time delay in submission of claims tends to be stable over time and not subject to significant volatility.  Since our analysis considered a variety of outcomes related to these factors, the Company does not believe that any reasonably likely change in these factors will have a Material Effect.

Premium and MGU Fee Income Revenue Recognition

Direct and assumed premiums from short-duration contracts are recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided.  The Company records MGU fee income as policy premium payments are earned.  Our MGUs are compensated in two ways.  They earn fee income based on the volume of business produced, and collect profit-sharing commissions if such business exceeds certain profitability benchmarks.  Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where Claim Development Patterns can be applied to generate reasonably reliable estimates of ultimate claim levels.

Reinsurance

In 2007, Independence American derived most of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life, Madison National Life and Independence American have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2007 and 2006, Standard Security Life and Madison National Life ceded an average of 22.7% and 22.2%, respectively, of their medical stop-loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product (“DBL”) business.  In 2005, Standard Security Life and Madison National Life began ceding 10% of the majority of its fully insured health business to Independence American.

IHC provides the Company with pro rata quota share reinsurance on business written by Independence American.  Commencing in January 2004, Independence American began ceding 30% of its Provider Excess insurance to Madison National Life.  In January 2005, Independence American increased the amount ceded to Madison National Life to 55%. This treaty was entered into on January 1, 2004 and will remain in force for an indefinite period, unless terminated by either party as of any December 31.  The Company is not aware of any regulatory or other restrictions on the ability of IHC to fund its obligations under agreements in which IHC reinsures such Provider Excess business.  Any such restrictions would at this point have a minimal impact on the

Company.  In addition, in 2007, Independence American ceded 50% of its short-term medical (“STM”) and major medical for individuals and families business to unrelated reinsurers.

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

The Company has net operating loss carryforwards for federal income tax purposes available to reduce future income subject to income taxes.  The net operating loss carryforwards expire between 2019 and 2026.

U.S. Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code.

Investments

The Company accounts for its investments in debt and equity securities under SFAS No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities.  The Company has classified all of its investments as available-for-sale or trading securities.  These investments are carried at fair value based on quoted market prices with unrealized gains and losses reported in either accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities.  Fixed maturities and equity securities available-for-sale totaled $49.4 million and $44.9 million at December 31, 2007 and 2006, respectively.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  The Company also had $4.5 million and $4.0 million, on average, in trading accounts during December 31, 2007 and 2006, respectively.  All such trading securities were liquidated at December 31, 2007 and 2006.  Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

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

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are tested for impairment, on a reporting unit basis, at the end of the third quarter of each year, or more frequently if indicators arise. The Company defines its reporting units on a segment basis.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2007, Compared to the Year Ended December 31, 2006

Net Income.  The Company’s net income decreased 22% to $1,138,000, or $.13 per share, diluted, for 2007, compared to $1,454,000, or $.17 per share, diluted, for 2006.

Information by business segment for the years ended December 31, 2007 and 2006 is as follows:

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and	Minority
2007	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$63,483	-	2,416	47,567	18,646	147	-	$(461)
Fully Insured Health	39,136	-	566	28,830	9,129	502	-	1,241
DBL	3,481	-	92	2,221	1,044	-	-	308
Total Independence
American	106,100	-	3,074	78,618	28,819	649	-	1,088
MGU Subs and
Agencies	-	9,473	292	-	7,257	322	215	1,971
Corporate	-	-	245	-	1,387	-	-	(1,142)
Subtotal	$106,100	9,473	3,611	78,618	37,463	971	215	1,917

Net realized investment (losses)								(88)
Income before income taxes								1,829
Income taxes								(691)
Net income								$1,138

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and	Minority
2006	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$56,179	3	2,374	40,792	16,302	-	-	$1,462
Fully Insured Health	7,685	-	120	4,819	2,679	-	-	307
DBL	3,913	-	107	2,188	1,101	-	-	731
Total Independence
American	67,777	3	2,601	47,799	20,082	-	-	2,500
MGU Subs and
Agencies	-	10,372	407	-	8,650	689	262	1,178
Corporate	-	-	259	-	1,535	-	-	(1,276)
Subtotal	$67,777	10,375	3,267	47,799	30,267	689	262	2,402

Net realized investment gains								66
Income before income taxes and discontinued operations								2,468
Loss on discontinued operations								(54)
Income taxes								(960)
Net income								$1,454

Premiums Earned.  Premiums earned increased 57%, or $38,323,000, to $106,100,000 for 2007, compared to $67,777,000 for 2006.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $63,483,000 and $56,179,000 for 2007 and 2006, respectively. The increase is primarily due to an increase in medical stop-loss written by Independence American as a result of the Company’s agreement with EDH ($4,701,000), an increase in medical stop-loss premiums assumed by Independence

American ($4,014,000), and a decrease in provider excess premiums written ($753,000).  Premiums relating to group medical, short-term medical (“STM”) and individual health were $39,136,000 and $7,685,000 for 2007 and 2006, respectively.  The increase is primarily due to production of group medical resulting from the Company’s agreement with EDH ($21,510,000) and an increase in premiums assumed from IHC ($9,838,000).  Premiums relating to DBL were $3,481,000 and $3,913,000 for 2007 and 2006, respectively.  For 2007, Independence American assumed 10% of IHC’s group medical business and STM business, 20% of IHC’s DBL business and 22.7% of IHC’s medical stop-loss business.

MGU Fee Income.  MGU fee income decreased $958,000 to $9,398,000 for 2007, compared to $10,356,000 for 2006.  MGU fee income-administration decreased $1,097,000 to $9,141,000 for 2007, compared to $10,238,000 for 2006, as our MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission increased $139,000 to $257,000 for 2007, compared to $118,000 for 2006 from certain of our MGUs that experienced loss ratios at a level that generated profit commissions.  Profit commissions for a given year are primarily based on the performance of business written by an MGU during portions of the three preceding years.  Therefore, profit commissions for 2007 are based on business written during portions of 2004, 2005 and 2006.

Net Investment Income.  Net investment income increased $344,000 to $3,611,000 for 2007, compared to $3,267,000 for 2006 due to an increase in invested assets.  The return on investments of the Company was 5.4% for both 2007 and 2006.

Net Realized Investment Gains (Loss).  Net realized investment gains (loss) decreased $154,000 to a loss of $(88,000) for 2007, compared to a gain of $66,000 for 2006.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  Included in 2007 and 2006 is an unrealized loss of $409,000 and $96,000 respectively, representing an increase in the value of the derivative liability relating to the agreement with EDH (see Note 18 of Notes to Consolidated Financial Statements).  For 2007 and 2006, there were no losses on securities whose decline in value the Company deemed to be other than temporary in nature. See Note 5 of Notes to Consolidated Financial Statements for additional information.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 64%, or $30,819,000, to $78,618,000 for 2007, compared to $47,799,000 for 2006.  The increase is mainly due to an increase in the volume of group medical written by Independence American and assumed from IHC, an increase in the volume of medical stop-loss, and the $4,536,000 strengthening of medical stop-loss reserves as described below.  The increase of $30,819,000 for 2007 is comprised of a $24,011,000 increase in group medical and STM, a $6,775,000 increase in medical stop-loss, and an increase of $33,000 relating to DBL.

Reserve Strengthening:

In accordance with our reserving methodology, the Company initially establishes its medical stop-loss reserves based on its best estimate of the Projected Net Loss Ratio, which is set based on underlying assumptions developed using completed prior experience trended forward ("Projected Net Loss Ratio").  This use of projections reflects the fact that actual claims on medical stop-loss cases typically are not fully reported until after the end of the policy period.  We use the Projected Net Loss Ratio to set reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on claim development patterns.  AMIC’s typical practice is to then increase or decrease claims reserves once we know the actual claims experience.  We then review quarterly the Projected Net Loss Ratios and claim development patterns as we develop reserve estimates based on recent claim development history ("Claim Development Patterns").

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

Consistent with our experience, the industry as a whole has succumbed to the pricing pressures caused by an unexpectedly long down cycle (or "soft" market) for medical stop-loss business.  The medical stop-loss market has been “soft” for the past four years, including cases written in 2006 and 2007, which means that many of the Company’s competitors have been willing to write business at little or no margin.  We had been aware of these market conditions and had curtailed our growth in order to attempt to achieve higher profit margins.  The Company believed that it had taken sufficient action to insure that business written in 2006 would produce better margins than that written in 2005 and formulated a Projected Net Loss Ratio reflecting such expectations.  As is typical with medical stop-loss business, MGUs do have some discretion within our underwriting guidelines to make pricing concessions on certain cases, particularly as it relates to maintaining their core renewal business and production sources.

In the third quarter of 2007, during our quarterly review of Claim Development Patterns, we identified a material increase in claims and reserves with respect to business written in 2006.  Such adverse development was primarily driven by the frequency of claims relative to the business written in that year proving significantly higher than what would have been predicted by prior loss development patterns.  This increased frequency of medical stop-loss claims was due, in part, to increased severity of primary claims.  The Company determined that this increase in claims was an indication of a pattern of higher loss frequency.  While claims related to business written in 2007 had not yet developed to a level where Claim Development Patterns would provide reliable estimates of ultimate claim levels, we determined that it was appropriate to re-estimate the 2007 Projected Net Loss ratio to take into account developing losses with respect to business written in 2006.

As a result of these actions, we increased the Projected Net Loss Ratio on the business written in 2007 by 8% and increased the Net Loss Ratio (defined as insurance benefits, claims and reserves divided by (premiums earned less underwriting expenses)) on the business written in 2006 by 7.8%.  This resulted in a charge of $2,778,000, before income taxes, in 2007 relating to the re-estimation of unpaid losses from the prior year and additional expense of $1,758,000 in 2007 related to the 2007 business.  The Company recorded a Net Loss Ratio for the medical stop-loss line of 103.9% and 100.5% for the years ended December 31, 2007 and 2006 respectively.  The Net Loss Ratio equation primarily differs from the Combined Ratio in that it subtracts out expenses from the premiums prior to dividing by the insurance benefits, claims and reserves.  We primarily use Net Loss Ratio from a reserving standpoint and as a management tool to measure the profitability of each medical stop-loss program.  The Company primarily uses Combined Ratio as an accounting measurement for reporting purposes.

Selling, General and Administrative.  Selling, general and administrative expenses increased $7,196,000 to $37,463,000 for 2007, compared to $30,267,000 for 2006.  This increase is primarily due to higher commission expense of $7,006,000 incurred by Independence American resulting from an increase in premiums written in the medical stop-loss and fully insured health lines of business, slightly offset by minor reductions in other expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $282,000 to $971,000 for 2007, compared to $689,000 for 2006.  The increased expense primarily relates to the amortization of the intangible asset representing the value of the Company’s agreement with EDH (see Note 18 of Notes to Consolidated Financial Statements), slightly offset by the decrease in amortization related to the value of broker/TPA relationships of our MGUs.

Minority Interest.  The Company recorded $215,000 for 2007 and $262,000 for 2006 of expense related to the 20% minority interest in Marlton.

Income Taxes.  The provision for income taxes decreased $269,000 to $691,000, an effective rate of 37.8%, for 2007, compared to $960,000, an effective rate of 38.9%, for 2006.  Net income for 2007 and 2006 includes a non-cash provision for federal income taxes of $518,000 and $778,000 respectively.  The effective rate of 37.8% for 2007 is lower than the same period in 2006 due to a tax benefit recognized in the current year from the true-up of the September 30, 2006 tax provision to the fiscal September 30, 2006 tax return.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain/Loss on Discontinued Operations.  Loss on discontinued operations, net of tax was $0 for 2007, compared to $54,000 for 2006.  The loss of $54,000 for 2006 was a result of unanticipated property taxes relating to Intellicom.  For 2007, the Company has accrued for future property taxes relating to Intellicom.

LIQUIDITY AND CAPITAL RESOURCES

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Independence American maintains a $5,000,000 credit facility with a financial institution to support the issuance of standby letters of credit in connection with Independence American’s ordinary course of business.  This credit facility has never been drawn upon and there are no outstanding standby letters of credit under the facility.  The facility terminates on December 28, 2009, although, to the extent no standby letters of credit are outstanding, it may be reduced or cancelled by Independence American at any time.

Corporate

Corporate derives cash flow funds principally from dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  There are no regulatory constraints on our MGUs’ ability to dividend to the parent company, however, state insurance laws have provisions relating to the ability of the parent company to use cash generated by Independence American.  For the twelve months ended December 31, 2007, our MGUs paid $1,733,000 in dividends to Corporate.

Pursuant to the terms of a put/call arrangement entered into at the time of acquisition, the Company expects to acquire the remaining 20% interest in Marlton at the end of March 2008.

Cash Flows

As of December 31, 2007, the Company had $67,350,000 of cash, cash equivalents, and investments net of amounts due to/from brokers compared with $59,155,000 as of December 31, 2006.

Net cash provided by operating activities of continuing operations for the year ended December 31, 2007 was $8,574,000.  Net cash flows were the result of insurance revenues and fees from our MGUs, partially offset by higher than expected claims and losses.

Net cash used by investing activities of continuing operations for year ended December 31, 2007 was $4,311,000.  This results from purchases of fixed maturities and equity securities net of sales of all such securities.

Net cash provided by financing activities for the year ended December 31, 2007 was $237,000, resulting from the exercise of common stock options.

At December 31, 2007, the Company had $15,201,000 of restricted cash at our MGUs.  The amount at our MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $15,201,000. This asset, in part, represents the premium that is remitted by the insureds and is collected by our MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by our MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each of our MGUs with a corresponding payable to each insurance carrier.  In addition to the premium being held at our MGUs, our MGUs are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each insurance carrier into a bank account that our MGUs can access.  The cash is used by our MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables our MGUs to reimburse claims in a timely manner.

The Company has $32,311,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could sell its fixed maturity investments if the timing of claim payments associated with our insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued cash usage similar to the amount used in 2007 for its discontinued operations, which are primarily lease obligations, for the year ending December 31, 2008.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable insurance statutes and regulations which have been promulgated primarily for the protection of policyholders.  Of the aggregate carrying value of the Company's cash and investments, approximately 93.9% was invested in investment grade fixed income securities, securities purchased under resale agreements, and cash and cash equivalents at December 31, 2007.  Also at such date, 99.7% of the Company's fixed maturities were investment grade.  These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At December 31, 2007, 0.3% of the carrying value of fixed maturities was invested in non-investment grade fixed income securities.   Investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets.  The Company does not have any non-performing fixed maturities.  At December 31, 2007, the Company had $1.6 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA.  Of this amount, 79.0% were in CMOs that originated in 2005 or earlier and 21.0% were in CMOs that originated in 2006.  The Company's mortgage security portfolio has no exposure to sub-prime mortgages.  The decline in market value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.

The composition of the Company's fixed maturities at December 31, 2007, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED

AAA	53.4%
AA	7.2%
A	20.1%
BBB	19.0%
BB	0.3%
100%

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the years ended December 31, 2007 and 2006, the Company had no realized losses for other than temporary impairments.  The Company's gross unrealized losses on fixed maturities totaled $1,002,000 and $1,172,000 at December 31, 2007 and 2006 respectively.  Substantially all of these securities were investment grade. The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at December 31, 2007. The Company holds all fixed maturities as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).

Balance Sheet

Total investments increased $3,851,000 to $61,066,000 at December 31, 2007 from $57,215,000 at December 31, 2006, due to income from continuing operations before income tax and the timing of insurance liabilities.  The $1,593,000 increase in total stockholders' equity is primarily due to net income of $1,138,000 generated during 2007, and the exercise of stock options.

The Company had receivables from reinsurers of $10,845,000 at December 31, 2007.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at December 31, 2007.

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

In accordance with SFAS No. 115, the Company may carry its portfolio of fixed income securities either as held to maturity (carried at amortized cost), as trading securities (carried at fair value) or as available-for-sale (carried at fair value).  The Company has chosen to carry its fixed maturity securities as available-for-sale.  The Company experienced a change in net unrealized loss of $13,000 reflecting a net unrealized loss of $1,204,000 at December 31, 2007 from a net unrealized loss of $1,191,000 at December 31, 2006.  From time to time, as warranted, the Company employs investment strategies to mitigate interest rate and other market exposures.

OUTLOOK

Independence American

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 46 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

Since its acquisition by AMIC in 2002, Independence American’s primary source of revenue has been reinsurance premiums.  The majority of these premiums are ceded to Independence American from pro rata quota share loss reinsurance treaties (the “IHC Treaties”) with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of Independence Holding Company (“IHC”).  IHC currently owns 49.7% of the Company’s common stock.  The IHC Treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  There are three factors that determine the amount of premiums assumed by Independence American: (i) the percentage of business ceded to Independence American pursuant to the IHC Treaties or otherwise; (ii) the amount of gross premium produced by the MGUs and other distribution sources written by Standard Security Life or Madison National Life that is ceded to Independence American under the IHC Treaties; and (iii) the amount of gross premium produced by the MGUs and other distribution sources written by carriers other than Standard Security Life or Madison National Life that is ceded to Independence American.  With respect to the IHC Treaties, Independence American assumes medical stop-loss, fully insured health and short-term statutory disability benefit (DBL) premiums from IHC.

In 2007, Independence American began writing small-group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical. Given its enhanced A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its medical stop-loss products through our MGUs, and increase meaningfully the business written on its paper, especially major medical plans for individuals and families.

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

Percentage of Business Ceded

In 2008 and beyond, the percentage of medical stop-loss ceded to Independence American will depend on how much IHC determines it has available to reinsure and Independence American’s desire to reinsure IHC’s business.  Since the percentage being ceded is now well in excess of the contractual minimum, there is no guaranty that IHC will continue to increase the percentage of business ceded to Independence American or, in fact, cede in excess of 15%.  However, our MGUs are the largest producers of medical stop-loss business for IHC, controlling a majority of this premium in 2007.

Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product (“DBL”).  Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  In 2005, Standard Security Life and Madison National Life began ceding 10% of the majority of its fully insured health business to Independence American.  Standard Security Life and Madison National Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  The Company does not expect the percentage ceded to it from IHC will change significantly in the next twelve months

Upon renewal of each of the programs underlying the IHC Treaties, Standard Security Life and Madison National Life determine the maximum percentage of risk to be offered to Independence American and Independence American determines the percentage that it wishes to accept. A typical pro rata quota share reinsurance treaty is for a twelve month period in which the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion for all policies written with an effective date within this period.  Most treaties run from January 1 to December 31, but others could begin and end in other periods.  Therefore the percentage ceded could change as the year progresses.  If Independence American, Standard Security Life, and Madison National Life had agreed to increase the average percentage ceded to Independence American by 1% (from the 22.7% ceded for the twelve months ended December 31, 2007) and Standard Security Life’s and Madison National Life’s gross written premium had remained unchanged, Independence American’s premium would have increased by approximately $1.9 million, which is approximately 1.8% of total net premiums earned for the year ended December 31, 2007.  That increase in premium, however, would not have flowed directly to pre-tax operating income because of corresponding changes in insurance benefits, claims and reserves and other expenses attributable to the increase in premiums.

Amount of Gross Premiums Written

The gross medical stop-loss premiums written by IHC decreased in 2007 by 5.1% and such premiums produced by our MGUs decreased by 5.3% in 2007 as a result of writing and/or renewing fewer policies due to competitors' willingness to write business at profit margins lower than those acceptable to the Company, partially offset by increased rates on the policies retained.  This resulted in a decrease in the gross amount of premium available to be ceded to Independence American.  Our MGUs do not anticipate materially increasing their production of medical stop-loss business in 2008.  IHC has reported that it expects its gross DBL premiums to decrease slightly in 2008.

Profitability

The medical stop-loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a “softer” market. The medical stop-loss market began to “soften” in 2003 and less favorable conditions continued through 2007.  As a result of these market conditions, the rate that the carriers that cede business to the Company were able to charge for medical stop-loss increased at a lesser rate in recent years, however, increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces the risk taker’s overall risk exposure.  Fully insured health business tends to be less volatile and less cyclical than excess insurance.

Therefore, the impact on the Company’s operating results relating to the IHC Treaties can be summarized as follows: (i) assuming the underlying business is profitable, the Company’s results would be positively impacted if IHC were to cede a higher percentage and adversely affected if IHC were to cede less; (ii) Independence American’s income would be negatively impacted if IHC’s gross premium written were to decrease,  and (iii) Independence American’s income in future years would be positively affected if IHC were to produce higher profit margins, and negatively impacted if loss ratios increase.

Marketing Agreements

In February 2006, Independence American entered into an agreement with a marketing organization with a block of fully insured health business, including CDHPs, primarily sold to small employer groups, and medical stop-loss, to begin writing for Independence American.  The organization that produces this business began writing employer medical stop-loss through Independence American in 2006, and moved the majority of its existing block of fully insured and stop-loss health insurance to Independence American during 2007.  Independence American will be the exclusive issuing carrier for business underwritten by this organization through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and this organization could be entitled to additional cash consideration (see Note 18 of Notes to Consolidated Financial Statements).

In addition, the Company has entered into an agreement with a national, career agent marketing organization to begin marketing health plans to individuals and families utilizing Independence American as the carrier.  Independence American retains 50% of the risk on this business.  Gross premiums of $231,000 were written under this program in 2007.  The program will be administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.

Item 7A.

 Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control over Financial Reporting	33

Reports of Independent Registered Public Accounting Firm	34

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	35

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	36

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2007 and 2006	37

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	38

Notes to Consolidated Financial Statements	39

SCHEDULES:*

Summary of investments - Other than investments in related parties at
December 31, 2007 (Schedule I)	69

Condensed financial information of parent company (Schedule II)	70-72

Supplementary insurance information (Schedule III)	73

Statements of Cash Flows – Valuation and Qualifying Accounts (Schedule V)	74

*All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

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

Management assessed the effectiveness of AMIC's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on our assessment we concluded that, as of December 31, 2007, AMIC's internal control over financial reporting is effective.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion in 2007.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Independence Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 17, 2008

 American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS:	2007	2006
Investments:
Short-term investments, at amortized cost, which approximates fair value	$4,786	$4,649
Securities purchased under agreements to resell	5,923	6,676
Fixed maturities available-for-sale, at fair value	46,112	42,700
Equity securities available-for-sale, at fair value	3,327	2,181
Other long-term investments	918	1,009

Total investments	61,066	57,215

Cash and cash equivalents	6,284	1,940
Restricted cash ($12,824 and $15,419, respectively, restricted by related parties)	15,201	17,646
Accrued investment income	471	455
Premiums receivable ($7,103 and $1,787, respectively, due from related parties)	9,926	2,127
Net deferred tax asset	12,455	12,973
Due from reinsurers ($9,242 and $11,003, respectively, due from related parties)	10,845	12,249
Goodwill	24,472	24,154
Intangible assets	2,811	3,542
Accrued fee income ($782 and $239, respectively, due from related parties)	1,113	1,015
Other assets ($0 and $10, respectively, due from related parties)	1,458	1,444

TOTAL ASSETS	$146,102	$134,760

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves ($22,973 and $19,241, respectively, due to related parties)	$32,311	$22,504
Premium and claim funds payable ($12,824 and $15,419, respectively,
due to related parties)	15,201	17,646
Derivative liability	1,248	839
Commission payable ($2,455 and $1,245, respectively, due to related parties)	3,345	1,614
Accounts payable, accruals and other liabilities	2,633	2,231
State income taxes payable	453	347
Due to reinsurers ($1,789 and $1,914 respectively, due to related parties)	1,796	1,914
Net liabilities associated with discontinued operations	399	555

Total liabilities	57,386	47,650

Minority interest	4,039	4,026

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated no
shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
9,181,793 and 9,180,695 shares issued, respectively; 8,503,989
and 8,457,890 shares outstanding, respectively	92	92
Additional paid-in capital	479,640	479,399
Accumulated other comprehensive loss	(1,204)	(1,191)
Treasury stock, at cost, 677,804 shares and 722,805 shares, respectively	(8,112)	(8,650)
Accumulated deficit	(385,739)	(386,566)
Total stockholders’ equity	84,677	83,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$146,102	$134,760

See accompanying notes to consolidated financial statements

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31,
	2007	2006

REVENUES:
Premiums earned ($68,143 and $56,854, respectively, from related parties)	$106,100	$67,777
MGU fee income ($6,896 and $7,793, respectively, from related parties)	9,398	10,356
Net investment income	3,611	3,267
Net realized investment gains (losses)	(88)	66
Other income	75	19
	119,096	81,485

EXPENSES
Insurance benefits, claims and reserves ($50,128 and $39,611,
respectively, from related parties)	78,618	47,799
Selling, general and administrative expenses ($18,599 and $17,004,
respectively, from related parties)	37,463	30,267
Amortization and depreciation	971	689
Minority interest	215	262
	117,267	79,017

Income from continuing operations before income tax	1,829	2,468
Provision for income taxes	691	960

Income from continuing operations	1,138	1,508
Gain (loss) on disposition of discontinued operations, net of tax	-	(54)

Net income	$1,138	$1,454

Basic income per common share:
Income from continuing operations	$.13	$.18
Gain (loss) on disposition of discontinued operations, net of tax	-	(.01)
Net income applicable to common shares	$.13	$.17

Shares used to compute basic income per share	8,484	8,452

Diluted income per common share:
Income from continuing operations	$.13	$.18
Gain (loss) on disposition of discontinued operations, net of tax	-	(.01)
Net income applicable to common shares	$.13	$.17

Shares used to compute diluted income per share	8,535	8,506

See accompanying notes to consolidated financial statements.

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands except shares)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Comprehensive
	Shares	Amount	In Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Income (Loss)

Balance, December 31, 2005	9,180,695	$92	$479,192	$(1,064)	$(388,020)	729,472	$(8,730)	$81,470	$
Exercise of options	-	-	(28)	-	-	(6,667)	80	52
Share-based compensation expense	-	-	235	-	-	-	-	235
Unrealized losses on securities	-	-	-	(127)	-	-	-	(127)	(127)
Net income	-	-	-	-	1,454	-	-	1,454	1,454
Balance, December 31, 2006	9,180,695	92	479,399	(1,191)	(386,566)	722,805	(8,650)	83,084	1,327
Exercise of options	-	-	10	-	(311)	(45,001)	538	237
Share-based compensation expense	-	-	231	-	-	-	-	231
Unrealized losses on securities	-	-	-	(13)	-	-	-	(13)	(13)
Other capital transactions	1,098	-	-	-	-	-	-	-
Net income	-	-	-	-	1,138	-	-	1,138	1,138
Balance, December 31, 2007	9,181,793	$92	$479,640	$(1,204)	$(385,739)	677,804	$(8,112)	$84,677	$1,125

See accompanying notes to consolidated financial statements.

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,138	$1,454
Adjustments to net income:
Net realized investment (gains) losses	88	(66)
(Gain) loss on disposal of discontinued operations	-	54
Amortization and depreciation	971	689
Equity (income) loss	28	(102)
Deferred tax expense	621	869
Non-cash stock compensation expense	231	235
Change in operating assets and liabilities:
Net sales of trading securities	319	392
Change in insurance reserves	9,807	1,622
Change in net amounts due from and to reinsurers	1,286	68
Change in accrued fee income	(98)	1,818
Change in premiums receivable	(7,799)	262
Change in income taxes	9	8
Change in other assets and other liabilities	1,973	(738)

Net cash provided by (used by) operating activities of continuing operations	8,574	6,565
Net cash provided by (used by) operating activities of discontinued operations	(156)	(307)
Net cash provided by (used by) operating activities	8,418	6,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) of short-term investments	(40)	(2,659)
Net (purchases) sales of securities under resale and repurchase agreements	753	(3,584)
Sales of and principal repayments on fixed maturities	11,894	12,793
Maturities and other repayments of fixed maturities	2,770	300
Purchases of fixed maturities	(17,739)	(15,784)
Sales of equity securities	863	1,685
Purchases of equity securities Distribution from interest in partnerships	(2,444) 62	(1,973) 176
Employers Direct Health (“EDH”) agency agreement Acquisition of HealthInsurance.org, LLC	- (430)	(2,500) -

Net cash provided by (used by) investing activities	(4,311)	(11,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	237	52

Net cash provided by (used by) financing activities	237	52

Increase (decrease) in cash and cash equivalents	4,344	(5,236)
Cash and cash equivalents, beginning of period	1,940	7,176
Cash and cash equivalents, at end of period	$6,284	$1,940

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$97	$149

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Nature of Business

American Independence Corp. ("AMIC" or "the Company") is a holding company engaged in the insurance and reinsurance business through: a) its wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) its managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); c) its 23% investment in Majestic Underwriters LLC ("Majestic"); and d) its 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance agency.  IndependenceCare, RAS and Marlton are collectively referred to as "our MGUs".

Prior to November 14, 2002, the Company (then known as SoftNet Systems, Inc.) was a holding company principally engaged in providing Internet services.  All previously reported business segments have ceased operations or have been sold, and accordingly are reported as discontinued operations (see Note 8 of Notes to Consolidated Financial Statements).

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), an insurance holding company, which held 48% of AMIC’s outstanding common stock at December 31, 2007.  Subsequent to December 31, 2007, IHC acquired an additional 1.7% to bring its ownership to 49.7%.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties to cede medical stop-loss to the Company.  Additionally, the Company reinsures IHC’s New York statutory disability business, IHC’s short-term medical (“STM”) business and group major medical business.

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

Investment in Majestic Underwriters LLC

The Company's investment in Majestic Underwriters LLC (see Note 6 of Notes to Consolidated Financial Statements) is carried on the equity method with the Company's share of income or loss credited or charged, as appropriate, to net investment income in the Consolidated Statement of Operations with a corresponding charge to the Company's investment account. The

Company also reduces its investment account for its proportionate share of the amortization expense for the intangible assets recorded in the acquisition.

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are tested for impairment, on a reporting unit basis, at the end of the third quarter of each year, or more frequently if indicators arise.  The Company defines its reporting units on a segment basis.

For goodwill, if the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

The Company's intangible assets with definite lives, consisting of broker/third party relationships and marketing agreements, are amortized over the expected life of the assets (see Note 4 of Notes to Consolidated Financial Statements).

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, short-term investments, due from reinsurers and premiums receivable approximates their fair values.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid securities with maturities of three months or less from date of purchase.  Restricted cash primarily consists of funds held by our MGUs for the benefit of their insurers and reinsurers.  These funds are restricted and are to be used to facilitate expeditious payment of approved claims.  The funds are replenished by the insurers and reinsurers as claims are paid by our MGUs.

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

(b) Securities not held for trading purposes which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains and losses deemed temporary are credited or charged, as appropriate, directly to accumulated other comprehensive income (a component of stockholders' equity).  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged to net realized investment gains in the Consolidated Statements of Operations.

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations.  While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.  There were no such transactions outstanding at December 31, 2007 and 2006.

(iii) Realized gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative transactions, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains or losses), credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations. All realized gains and losses are reflected currently in the Consolidated Statements of Operations.  Losses on these instruments were $480,000 and $19,000 during 2007 and 2006, respectively.  There were no such derivative transactions outstanding at December 31, 2007 and 2006.

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

Premium and MGU Fee Income Revenue Recognition

Direct and assumed premiums from short-duration contracts are recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided.  The Company records MGU fee income as policy premium payments are earned.  Our MGUs are compensated in two ways.  They earn fee income based on the volume of business produced, and collect profit-sharing commissions if such business exceeds certain profitability benchmarks. Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where Claim Development Patterns can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could greatly vary from quarter to quarter.

MGU fee income consisted of the following:

	Year Ended
	December 31,
	2007	2006
	(In thousands)

MGU fee income	$9,141	$10,238
MGU fee income profit commissions	257	118

	$9,398	$10,356

Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, where material, including legal and other fees and a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period.  These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with U.S. generally accepted accounting principles.  Many factors could affect these reserves, including economic and social conditions, frequency and severity of claims, medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, and changes in doctrines of legal liability and damage awards in litigation.  Therefore, the Company's reserves are necessarily based on estimates, assumptions and analysis of historical experience.  The Company's results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain.  The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments.  The Company's estimate of loss represents management's best estimate of the Company's liability at the balance sheet date.

All of the Company’s contracts are short-duration and are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for claims that have not been reported (“IBNR”). Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Medical Stop-Loss

Liabilities for insurance reserves on certain short-term medical coverages, such as medical stop-loss, are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  Reserves for medical stop-loss insurance are more volatile in nature than those for fully insured medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the timing of claim occurrences and the time required to accumulate claims against the stop-loss deductible.

The two “primary” or “key” assumptions underlying the calculation of loss reserves for medical stop-loss business are (i) projected net loss ratio, and (ii) claim development patterns.  The projected net loss ratio is set at expected levels consistent with the underlying assumptions (“Projected Net Loss Ratio”). Claim development patterns are set quarterly as reserve estimates are developed and are based on recent claim development history (“Claim Development Patterns”).  The Company uses the Projected Net Loss Ratio to establish reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on Claim Development Patterns.  The Company has concluded that a reasonably likely change in the Projected Net Loss Ratio assumption could have a material effect on the Company’s financial condition, results of operations, or liquidity (“Material Effect”) but a reasonably likely change in the Claim Development Pattern would not have a Material Effect.

Projected Net Loss Ratio

Generally, during the first twelve months of an underwriting year, reserves for medical stop-loss are first set at the Projected Net Loss Ratio, which is set using assumptions developed using completed prior experience trended forward. The Projected Net Loss Ratio is the Company’s best estimate of future performance until such time as developing losses provide a better indication of ultimate results.

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

Due to the short-term nature of Medical Stop-Loss, redundancies or deficiencies will typically emerge during the course of the following year rather than over a number of years.  For Employer Stop-Loss, as noted above, the Company typically maintains its reserves based on underlying assumptions until it determines that an adjustment is appropriate based on emerging experience from all of its MGUs for prior underwriting years.  Reserves for HMO Reinsurance and Provider Excess are adjusted on a policy by policy basis.  Because of the small number of HMO Reinsurance and Provider Excess policies it writes or reinsures, the Company is able to evaluate each policy individually for potential liability by reviewing open claims with each HMO or provider group and applying completion factors using historical data.

Fully Insured Health

Liabilities for insurance reserves for fully insured medical business are established to provide for the liability for incurred but not paid claims.  Reserves are calculated using standard actuarial methods and practices.  Historical paid claim patterns are reviewed and estimated development factors are applied to immature incurred months to calculate these reserves.  The primary assumption in the determination of fully insured reserves is that historical claim development patterns are representative of future claim development patterns.  Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims and the incidence of unusually large claims.  Liabilities for fully insured medical reserves and disability coverages are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material.  The delay in submission of claims tends to be stable over time and not subject to significant volatility.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2007 and December

31, 2006. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings in the period in which they arise.

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized (see Note 12 of Notes to Consolidated Financial Statements).

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of Interpretation 48 on January 31, 2007 did not have a material effect on the Company’s financial statements and the Company believes there are no significant tax positions that would require disclosure under Interpretation 48.  The Internal Revenue Service is currently auditing our 2003 and 2004 consolidated income tax returns.  It is anticipated that this examination will be completed within the next twelve months.  Management believes that it has made adequate provision for all income tax uncertainties, such that the outcome of any unresolved issues or claims will not result in a material change to our financial position or results of operations.

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

Income Per Common Share

Basic income per common share is computed using the weighted average number of common stock shares outstanding during the period.  Diluted income per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period.  Common stock equivalents consist of stock options (using the "treasury stock" method).  Common stock equivalent shares are excluded from the computation if the effect is anti-dilutive.  As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss.  Included in the diluted earnings per share calculation for years 2007 and 2006, are 51,000 and 54,000 shares, respectively, from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution of options.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  FASB Staff Position FIN 157-2, "Effective Date of FASB Statement No. 157", amends SFAS 157 to defer its effective date to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years.  The delayed effective date applies to all non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company is in the process of analyzing the effects of adoption of SFAS 157 on the Company’s consolidated financial statements.

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

In November 2007, the FASB issued Statement of Financial Accounting Standards No 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS 160”).  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008.  SFAS 141(R) will be applied prospectively.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 will be applied prospectively.  Early adoption is prohibited for both standards.  The Company is in the process of analyzing the effects of adoption of SFAS 141(R) and SFAS 160 on the Company’s consolidated financial statements.

3.  Goodwill

The Company completed its annual impairment testing of goodwill and determined an impairment charge was not required as of December 31, 2007.

Segment information is as follows (in thousands):

	Year Ended
	December 31,
	2007	2006
Goodwill:
Independence American	$12,295	$12,295
MGU Subsidiaries and Agencies	12,177	11,859
	$24,472	$24,154

On October 5, 2007, the Company acquired certain assets, including the domain name www.healthinsurance.org, for $430,000 including closing costs of $55,000.  The Company recorded $318,000 of goodwill and $112,000 of intangible assets representing the value of the www.healthinsurance.org internet domain name and related internet relationships which will be amortized over 15 years.  These assets were acquired by HealthInsurance.org, LLC, an indirect, 51%-owned subsidiary of the Company (“HIO”).  This acquisition gives the Company access to a well-established internet domain that generates hundreds of daily leads of business from individuals and small employers seeking affordable health insurance solutions.  Under certain circumstances set forth in the operating agreement of HIO, the Company has the right and/or obligation to purchase some or all of the minority interest in HIO.

4.  Intangible Assets

Intangible assets at December 31, 2007 and 2006 consist of the following (in thousands):

	December 31, 2007			December 31, 2006
	Definitive	Indefinite		Definitive	Indefinite
	Lives (a)	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$8,057	$100	$8,157	$4,814	$100	$4,914
Additions	112	-	112	3,243	-	3,243
Balance end of period	8,169	100	8,269	8,057	100	8,157

Accumulated Amortization
Balance beginning of period	(4,615)	-	(4,615)	(4,188)	-	(4,188)
Amortization expense	(843)	-	(843)	(427)	-	(427)
Balance end of period	(5,458)	-	(5,458)	(4,615)	-	(4,615)

Net intangible assets	$2,711	$100	$2,811	$3,442	$100	$3,542

Weighted average remaining life in years			1.66			2.24

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2008	$663
2009	657
2010	656
2011	657
2012 and thereafter	78
$2,711

Intangible asset additions of $3,243,000 in 2006 are a result of the Company’s agreement with EDH as further described in Note 18 of Notes to Consolidated Financial Statements.

5.  Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	DECEMBER 31, 2007
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$21,332	$55	$(655)	$20,732
Collateralized mortgage obligations (CMO)
and asset backed securities (ABS)	8,929	20	(306)	8,643
States, municipalities and political subdivisions	1,788	2	(13)	1,777
U.S. Government	4,663	112	-	4,775
Government sponsored enterprise (GSE)	5,354	7	(27)	5,334
Agency mortgage backed pass
through securities (MBS)	4,793	59	(1)	4,851
Total fixed maturities	$46,859	$255	$(1,002)	$46,112

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$3,784	$-	$(457)	$3,327

	DECEMBER 31, 2006
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$22,241	$8	$(693)	$21,556
Collateralized mortgage obligations (CMO)
and asset backed securities (ABS)	9,048	3	(176)	8,875
States, municipalities and political subdivisions	1,178	-	(4)	1,174
U.S. Government	8,211	4	(232)	7,983
Government sponsored enterprise (GSE)	3,046	-	(64)	2,982
Agency mortgage backed pass
through securities (MBS)	133	-	(3)	130
Total fixed maturities	$43,857	$15	$(1,172)	$42,700

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$2,215	$9	$(43)	$2,181

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The amortized cost and fair value of fixed maturities at December 31, 2007 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

	December 31, 2007
	AMORTIZED	FAIR	% OF TOTAL
	COST	VALUE	FAIR VALUE
	(in Thousands)

Due in one year or less	$1,444	$1,444	3%
Due after one year through five years	8,848	8,957	19%
Due after five years through ten years	7,622	7,446	16%
Due after ten years	11,969	11,540	26%
	29,883	29,387	64%
CMO, ABS, and MBS
15 years	9,252	8,963	19%
20 years	291	289	1%
30 years	7,433	7,473	16%
Total	$46,859	$46,112	100%

The following tables summarizes, for all securities in an unrealized loss position at December 31, 2007 and December 31, 2006, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$5,680	$268	$9,386	$387	$15,066	$655
CMO and ABS	1,896	80	5,436	226	7,332	306
States, municipalities and political subdivisions	823	13	-	-	823	13
U.S. Government	-	-	25	-	25	-
GSE	-	-	2,892	27	2,892	27
MBS	-	-	113	1	113	1
Total fixed maturities	$8,399	$361	$17,852	$641	$26,251	$1,002

Preferred Stock	$1,926	$305	$1,401	$152	$3,327	$457

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

FIXED MATURITIES:

Corporate securities	$6,920	$116	$12,858	$565	$19,778	$681
CMO and ABS	2,724	30	4,742	146	7,466	176
States, municipalities and political subdivisions	1,173	4	-	-	1,173	4
U.S. Government	24	-	7,548	232	7,572	232
GSE	288	11	2,982	65	3,270	76
MBS	-	-	130	3	130	3
Total fixed maturities	$11,129	$161	$28,260	$1,011	$39,389	$1,172

Preferred Stock	$895	$5	$672	$38	$1,567	$43

Substantially all of the unrealized losses at December 31, 2007 and 2006 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  At December 31, 2007, the Company had $1.6 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA.  Of this amount, 79.0% were in CMOs that originated in 2005 or earlier and 21.0% were in CMOs that originated in 2006.  The decline in market value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.

A total of 24 securities were in a continuous unrealized loss position for less than 12 months and 51 securities for 12 months or longer as of December 2007.  A total of 31 securities were in a continuous unrealized loss position for less than 12 months and 54 securities for 12 months or longer as of December 31, 2006.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Based on management's review of the portfolio, which considered the various factors described in Note 2 of Notes to Consolidated Financial Statements, including management’s expectations for recovery in fair value and the Company's intent and ability to hold securities for a period of time sufficient to allow for such recovery in fair value, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006.

The Company had derivative instruments representing the value of the contingent payment due to EDH as of December 31, 2007 and 2006 (see Note 18 of Notes to Consolidated Financial Statements).

Gross gains of $112,000 and gross losses of $115,000 were realized on sales of available-for-sale securities for the year ended December 31, 2007.

Gross gains of $115,000 and gross losses of $336,000 were realized on sales of available-for-sale securities for the year ended December 31, 2006.

The Company maintains a securities trading account in addition to its securities classified as available-for-sale.  The Company realized net gains from trading securities of $319,000 in 2007 and $392,000 in 2006.  The Company had $4,500,000 and $4,000,000 million, on average, in trading securities during 2007 and 2006, respectively.  All such trading securities were liquidated at December 31, 2007 and 2006.

Major categories of net investment income for years 2007 and 2006 are summarized as follows:

	Year Ended
	December 31,
	2007	2006
	(In thousands)

Fixed maturities	$2,614	$2,263
Equity securities	257	169
Short-term investments	317	262
Other	451	471
Equity income (loss) - Majestic	(28)	102

Net investment income	$3,611	$3,267

Net realized investment gains (losses) for years 2007 and 2006 are as follows:

	Year Ended
	December 31,
	2007	2006
	(In thousands)

Fixed maturities	$9	$(195)
Equity securities	(12)	(27)
Derivative liability	(409)	(96)
Trading and other gains	324	384
Net realized investment gain (losses)	$(88)	$66

6.  Other Long-Term Investments

At December 31, 2007 and December 31, 2006, the Company had an equity investment in Majestic with a carrying value of $918,000 and $1,009,000, respectively.  For years 2007 and 2006, the Company recorded $(28,000) and $102,000, respectively, for its share of income (loss)

from its investment in Majestic in Net Investment Income in the Consolidated Statements of Operations.

7.  Fixed Assets

Fixed assets, which are included in other assets, consist of the following (in thousands):

	As of December 31,
	2007	2006

Furniture and fixtures	$564	$580
Leasehold improvements	126	126
Equipment	892	940
Total	1,582	1,646
Less: allowance for depreciation	(1,546)	(1,496)
Fixed assets, net	$36	$150

8.  Discontinued Operations

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

Discontinued Operations of Intelligent Communications, Inc.

Following the sale of its operating business and certain assets on March 29, 2002, the Company's board of directors unanimously agreed to cease the operations of Intellicom on April 3, 2002.  Principally due to the Company's guaranty of Intellicom's lease for its facility in Livermore, California, the Company has reserves for discontinued operations of Intellicom of $399,000 for this liability at December 31, 2007, and $555,000 at December 31, 2006.  In October of 2006, the Company entered into an agreement with a third party to sublease the property in Livermore, California for the remaining life of the lease.  The income associated with the sublease was previously estimated in the reserve balance.  Loss from disposition of discontinued operations results from re-estimation of certain expected expenses.

The results of discontinued operations are as follows (in thousands):

	Year Ended
	December 31,
	2007	2006

Revenues	$-	$-
Expenses
Intellicom	-	(83)
Income (loss) before income taxes	-	(83)

Benefit (provision) for income taxes	-	29
Net income (loss)	$-	$(54)

9.  Commitments and Contingencies

Fixed maturities with a carrying value of $4,775,000 are on deposit with various state insurance departments at December 31, 2007.

The Company has operating leases for office space and certain other office equipment.  These operating leases provide for minimum rents and generally include options to renew for additional periods.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2007, are as follows (in thousands):

Year Ending	Net Operating
December 31,	Leases
2008	$463
2009	301
2010	181
2011	31
2012	-
2013 and thereafter	-
Total	$976

The minimum lease payments shown above do not include $225,000 of sublease income to be received in the future under non-cancelable subleases.

The Company's net rent expense for years 2007 and 2006 were $357,000 and $649,000, respectively.

The Company has additional obligations in regard to its agreement with EDH as further described in Note 18 of Notes to Consolidated Financial Statements.

Under certain circumstances set forth in the Limited Liability Company Agreements of Marlton and Majestic, the Company has the right and/or obligation to purchase some or all of the minority interests in Marlton and Majestic.

Independence American maintains a $5,000,000 credit facility with a financial institution to support the issuance of standby letters of credit in connection with Independence American’s ordinary course of business.  This credit facility has never been drawn upon and there are no outstanding standby letters of credit under the facility.  The facility terminates on December 28, 2009, although, to the extent no standby letters of credit are outstanding, it may be reduced or cancelled by Independence American at any time.

Legal Proceedings

The Company is involved in legal proceedings and claims that arise in the ordinary course of its businesses.  The Company has established reserves that it believes are sufficient given information presently available relating to its outstanding legal proceedings and claims.  The Company does not anticipate that the result of any pending legal proceeding or claim will have a material adverse effect on its financial condition or cash flows, although there could be such an effect on its results of operations for any particular period.

10.  Stock Options

1998 Stock Incentive Plan ("1998 Plan")

Effective October 1, 1998, the Company implemented the 1998 Plan, which the Company's stockholders approved on April 13, 1999.  The 1998 Plan provides for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the 1998 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting 25% on the first year anniversary date of the grant and ratably over the next 36 months.  In addition, the number of common stock shares reserved for issuance under the 1998 Plan will automatically increase on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to seven percent of the total number of common stock shares outstanding on the last trading day of the preceding calendar year, but in no event will any such annual increase exceed 1,333,333 shares, subject to adjustment for subsequent stock splits, stock dividends and similar transactions.  At December 31, 2007, a total of 6,558,919 stock shares are reserved for issuance under the 1998 Plan.  At December 31, 2007, stock options for 443,499 common stock shares were outstanding, stock options for 381,971 common stock shares were vested, and 5,968,611 common stock shares remained available for future stock options grants and other awards.

Options Outstanding

The following table summarizes the outstanding options to purchase common stock shares for years 2007 and 2006:

	Outstanding Options

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2005	504,167	14.90

Granted	-	-
Exercised	(6,667)	7.80
Forfeited	(6,000)	14.01

Balance, December 31, 2006	491,500	15.00

Granted	35,334	10.78
Exercised	(45,001)	5.28
Expired	(23,334)	30.56
Forfeited	(15,000)	9.67

Balance, December 31, 2007	443,499	$15.02

Stock-Based Compensation

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

Total share-based compensation expense was $231,000 and $235,000 for the twelve months ended December 31, 2007 and 2006, respectively.  Related tax benefits of $81,000 and $82,000 for the twelve months ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, there was approximately $226,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2007:

	Outstanding	Exercisable

Number of options	443,499	381,971
Weighted average exercise price per share	$15.02	$15.49
Aggregate intrinsic value of options	$398,432	$398,432
Weighted average contractual term remaining	5.17 years	4.64 years

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for years 2007 and 2006:

	Year Ended
	December 31,
	2007	2006

Volatility	21.11%	-
Risk-free interest rate	4.76%	-
Dividend yield	-	-
Expected lives in years	5.00	-
Weighted average
fair value	$4.46	$-

No options were granted for the period ended December 31, 2006.

11.  Related Party Transactions

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life, Madison National Life and Independence American have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2007 and 2006, Standard Security Life and Madison National Life ceded an average of 22.7% and 22.2%, respectively, of their medical stop-loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s short-term statutory disability benefit product (“DBL”) business.  In 2005, Standard Security Life and Madison National Life began ceding 10% of the majority of its fully insured health business to Independence American.

Independence American assumes these premiums from Standard Security Life and Madison National Life, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health business written by Independence American.  Additionally, our MGUs market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC and records related income, assets and liabilities in connection with that business.  Such related party information is disclosed on the Consolidated Balance Sheets and Consolidated Statements of Operations.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.  The cost of this coverage is split proportionally between the Company and IHC according to the type of risk and AMIC’s portion is recorded in Selling, General and Administrative Expenses.

IHC provides the Company with pro rata quota share reinsurance on business written by Independence American.  Commencing in January 2004, Independence American began ceding 30% of its provider excess insurance to Madison National Life.  In January 2005, Independence American increased the amount ceded to Madison National Life to 55%. This treaty was entered into on January 1, 2004 and will remain in force for an indefinite period, unless terminated by either party as of any December 31.  The Company is not aware of any regulatory or other restrictions on the ability of IHC to fund its obligations under agreements in which IHC reinsures such provider excess business.  Any such restrictions would at this point have a minimal impact on the Company.  In addition, in 2007, Independence American ceded 50% of its STM and major medical for individuals and families business to unrelated reinsurers.

AMIC and its subsidiaries incurred expense of $776,000 and $622,000 for the twelve months ended December 31, 2007 and 2006, respectively, from its service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to AMIC and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

12.  Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return on a September 30 fiscal tax year.  The provision (benefit) for income taxes for the periods ended December 31, 2007 and 2006 are as follows:

	Year Ended
	December 31,
	2007	2006
	(In thousands)
CURRENT:

U.S. Federal	$19	$14
State and local	51	77
	70	91

DEFERRED:
U.S. Federal	518	778
State and local	103	91
	621	869

	$691	$960

Taxes computed at the Federal statutory rate of 35% for the years ended December 31, 2007 and 2006 are reconciled to the Company's actual income tax expense (benefit) as follows:

	2007	2006
	(In thousands)

Tax computed at the statutory rate	$640	$863
Dividends received deduction and tax exempt interest	(44)	(20)
State and local income taxes, net of federal effect	100	109
Valuation allowance	-	-
Other, net	(5)	8
Income tax (benefit)	$691	$960

The Federal income tax provision (benefit) for the periods ending December 31, 2007 and 2006 include income tax provisions of $537,000 and $792,000, respectively, for the utilization of the Company's Federal net operating loss carryforwards (NOLs). The Company recorded deferred tax benefits on discontinued operations of $0 and $29,000 for the periods ending December 31, 2007 and 2006, which were included in Gain (loss) on Disposition of Discontinued Operations, net of tax, in the Statement of Operations.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)
DEFERRED TAX ASSETS:
Net liabilities associated with discontinued
operations	$160	$222
Investments	644	644
Unpaid accruals	161	161
Property and equipment	141	141
Other	9	-
Compensation accruals	1,340	1,182
Goodwill	198	410
Derivative liability	227	-
Insurance reserves	203	116
Unrealized securities losses	413	416
Net operating loss carryforwards	98,371	98,618

Total gross deferred tax assets	101,867	101,910

Less valuation allowance	(87,101)	(87,104)

Net deferred tax assets	14,766	14,806

DEFERRED TAX LIABILITIES:
MGU partnership income	(2,311)	(1,833)
Total gross deferred tax liabilities	(2,311)	(1,833)
Net deferred tax asset	$12,455	$12,973

During the year ended December 31, 2007, the Company decreased its valuation allowance by $3,000 representing a decrease of deferred tax on unrealized losses allocated to equity.  During the year ended December 31, 2006, the Company increased its valuation allowance by $44,000, representing an increase of deferred tax on unrealized losses allocated to equity.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2007.

At December 31, 2007, the Company had Federal net operating loss carryforwards of approximately $275,104,000 which expire as follows (in thousands).

Tax Year:
2019	$19,610
2020	70,827
2021	142,530
2022	41,252
2023	528
2024	2
2025	-
2026	355
$275,104

At December 31, 2007, the Company also had net operating loss carryforwards of approximately $25,814,000 for state income tax purposes, primarily in the State of California.  Management believes that it is more likely than not that the state tax benefit of these net operating loss carryforwards will not be realized.

The Internal Revenue Service ("IRS") is currently auditing the Company’s 2003 and 2004 consolidated income tax returns.  The IRS has not audited any of AMIC's tax returns for any of the years during the carryforward period, including those returns for the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it has made adequate provision for all income tax uncertainties, such that the outcome of any unresolved issues or claims will not result in a material change to our financial position or results of operations.

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

13.  Insurance Reserves

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

	Year Ended
	December 31,
	2007	2006
	(In thousands)

Balance at a beginning of period	$22,504	$20,882
Less: reinsurance recoverables	(4,439)	(4,069)
Net balance at beginning of period	18,065	16,813
Amount incurred:
Current year	75,654	45,830
Prior years	2,964	1,969
Total	78,618	47,799
Amount paid, related to:
Current year	48,861	29,355
Prior years	19,279	17,192
Total	68,140	46,547
Net balance at end of period	28,543	18,065

Plus: reinsurance recoverables	3,768	4,439
Balance at end of period	$32,311	$22,504

The preceding schedule reflects (i) the due and unpaid, (ii) claims in the course of settlement, (iii) estimated incurred but not reported reserves and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year.  The amount incurred in 2007 of $2,964,000 is a result of the re-estimation of unpaid losses on medical stop-loss reserves of $2,778,000 and of fully insured health reserves of $438,000, slightly offset by a redundancy of $252,000 of DBL reserves.  The amount incurred in 2006 for prior years of $1,969,000 is primarily a result of re-estimation of unpaid losses on medical stop-loss reserves.  These increases are generally the result of on-going analysis of recent loss development trends.

Medical stop-loss business is excess coverage with a short duration.  Predicting ultimate claims and estimating reserves in medical stop-loss is especially complicated due to the “excess of loss” nature of these products with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  Fluctuations in results for specific coverage are primarily due to the severity and frequency of individual claims.  Due to the short-term nature of medical stop-loss, redundancies and deficiencies will typically emerge during the following year rather than over a number of years.  In the third quarter of 2007, the Company identified a material increase in claims and reserves with respect to business written in 2006.  Such adverse development was primarily driven by the frequency of claims relative to the business written in that year proving significantly higher than what would have been predicted by prior loss development patterns.  This increased frequency of medical stop-loss claims was due, in part, to increased severity of primary claims.

14.  Reinsurance

Independence American reinsures a portion of its small-group major medical, major medical for individuals and families, and provider excess loss business in order to limit the assumption of disproportionate risks.  Amounts not retained are ceded to other companies on an automatic basis.  Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.  At December 31, 2007, Independence American ceded to highly rated reinsurers.

The effect of reinsurance on insurance benefits and premiums earned is as follows (in thousands):

		ASSUMED	CEDED			% OF
		FROM	TO			AMOUNT
	GROSS	OTHER	OTHER		NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES		AMOUNT	TO NET
Insurance Benefits:
Year ended December 31, 2007	$19,095	$59,278	$(245)	(a)	$78,618	75%
Year ended December 31, 2006	2,988	46,328	1,517		47,799	97%

Premiums Earned:
Year ended December 31, 2007	$27,039	$79,316	$255		$106,100	75%
Year ended December 31, 2006	2,295	66,554	1,072		67,777	98%

(a) Primarily represents a release of reserves relating to provider excess business ceded that experienced a lower loss ratio than reserved in the prior year.

15.  Dividend Restrictions on Insurance Subsidiary

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner, if such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including realized capital gains, for the twelve-month period ending the 31st day of December next preceding.  Such dividends may be paid so long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American did not pay any dividends in 2007 and 2006.

Independence American’s statutory surplus was $41,353,000 as of December 31, 2007 and $40,778,000 as of December 31, 2006.  Independence American’s statutory net income was $1,325,000 for 2007 and $1,897,000 for 2006.

16.  Segment Information

Management has expanded previously reported segment information for Independence American.  Management believes that this additional information clarifies the diversified lines of business within the Independence American segment.  Identifiable assets by segment are those assets that are utilized in each segment and are allocated based upon the mean reserves of each such segment. Corporate assets are composed principally of cash equivalents, resale agreements, and partnership interests.  Information by business segment for the years ended December 31, 2007 and 2006 is presented below (in thousands):

	Year Ended
	December 31,
	2007	2006
Revenues:
Independence American
Medical stop-loss	$65,899	$58,556
Fully Insured Health	39,702	7,805
DBL	3,573	4,020
Total Independence American	109,174	70,381

MGU Subsidiaries and Agencies	9,765	10,779
Corporate	245	259
Net realized investment gain	(88)	66
	$119,096	$81,485

Income (loss) from continuing operations
before income tax:
Independence American
Medical stop-loss	$(461)	$1,462
Fully Insured Health	1,241	307
DBL	308	731
Total Independence American	1,088	2,500

MGU Subsidiaries and Agencies	1,971	1,178
Corporate	(1,142)	(1,276)
Net realized investment gain	(88)	66
	$1,829	$2,468

Identifiable Assets at Year End:
Independence American
Medical stop-loss	$65,399	$63,735
Fully Insured Health	14,441	3,014
DBL	2,354	2,686
Total Independence American	82,194	69,435

MGU Subsidiaries and Agencies	56,235	59,211
Corporate	7,673	6,114
	$146,102	$134,760

17.  Other Comprehensive Income

The components of total comprehensive income, net of tax, include net income and certain amounts reported directly in equity, such as the after-tax unrealized gains and losses on investment securities available-for-sale.  The components of other comprehensive income for years 2007 and 2006 are as follows:

	Net of tax
	2007	2006
	(In thousands)

Unrealized holding gains (losses) arising during
the period	$(16)	$(348)
Less: reclassification adjustment for (gains) losses
included in net income	3	221
Net unrealized gains (losses) on securities	$(13)	$(127)

18.  Marketing Agreements

In February 2006, Independence American entered into an agreement with Employers Direct Health (“EDH”).  Under this agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured health line of business.  In 2006, Independence American paid EDH $2,500,000, which EDH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  The IHC stock will be released to EDH upon aggregate annualized premiums generated by EDH reaching $30 million, less such number of shares necessary to satisfy EDH’s obligation under the agreement to provide certain collateral to Independence American.  As of December 31, 2007, Independence American received $26,895,000 of earned premiums under this agreement.

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability. Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company recorded a derivative liability and an intangible asset on its Consolidated Balance Sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The value of the derivative liability is evaluated each quarter and the corresponding change in fair value is reflected in net realized investment gains in the Consolidated Statements of Operations.  As of December 31, 2007, the value of the derivative liability is $1,248,000.  The value of the derivative increased $409,000 for the twelve months ended December 31, 2007.  If the EDH Agreement is extended to December 31, 2016, subject to satisfaction of certain further conditions as to premium volume and profitability, EDH would be entitled to up to an additional $5,000,000 depending on the value of the IHC Stock as of December 31, 2016.  In addition, EDH could be entitled to a $1,000,000 bonus on December 31, 2013 subject to satisfaction of certain conditions as to premium volume and profitability.

The Company has classified the $2,500,000 payment and $743,000 original value of the derivative as an intangible asset that will be amortized over the five year contract period.  Such amortization started January 1, 2007 to coincide with the transfer of business on January 1, 2007.

As part of the agreement, an affiliate of EDH and Independence American entered into a profit/loss sharing arrangement, whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written for Independence American.

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

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2007.  Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2007 to ensure that information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms.  As a result of this evaluation, there were no significant deficiencies in the Company's internal control over financial reporting during the twelve months ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(b) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("GAAP, US") and includes those policies and procedures that:

- pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

- provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, US and that receipts and expenditures of a company are being made only in accordance with authorization of management and directors of a company; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate.  Accordingly, even internal controls determined to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.  As a result, this annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission.

Our written Code of Business Ethics and Corporate Code of Conduct may be found on our website, www.americaninpdependencecorp.com, under the Corporate Information / Corporate Governance tabs.  Collectively, the two Codes apply to all of our directors, officers and employees, including our principal executive officer and our senior financial officers.  Any amendment to or waiver from either of the Codes will be posted to the same location on our website, to the extent such disclosure is legally required.

Item 11.

Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission.

Item 14.

Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

* (1) Financial Statement Schedules.	Page
Schedule I – Summary of investments – other than investments in related parties	69
Schedule II – Condensed financial information of Parent Company	70-72
Schedule III – Supplementary insurance information	73
Schedule V – Valuation and Qualifying Accounts	74

* All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(2) Exhibits. See Index to Exhibits included in this Annual Report on Form 10-K	68
Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2008.

AMERICAN INDEPENDENCE CORP.

Signature

/s/ Roy T.K. Thung	President, and Chief Executive Officer
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ Teresa A. Herbert	Chief Financial Officer
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 17, 2008.

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

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

AS OF DECEMBER 31, 2007

(In thousands)

			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
BONDS:
Corporate securities	$21,332	$20,732	$20,732
Collateralized mortgage obligations (CMO)
and asset backed securities (ABS)	8,929	8,643	8,643
States, municipalities and political subdivisions	1,788	1,777	1,777
U.S. Government	4,663	4,775	4,775
Government sponsored enterprise (GSE)	5,354	5,334	5,334
Agency mortgage backed pass through
securities (MBS)	4,793	4,851	4,851

TOTAL FIXED MATURITIES	46,859	46,112	46,112

NON-REDEEMABLE
PREFERRED STOCKS	3,784	3,327	3,327

Short-term investments	4,786	4,786	4,786
Securities purchased under agreements to resell	5,923	5,923	5,923
Investment in Majestic	918	918	918

TOTAL INVESTMENTS	$62,270	$61,066	$61,066

SCHEDULE II

AMERICAN INDEPENDENCE CORP.

BALANCE SHEETS

(PARENT COMPANY ONLY)

(In thousands)

	As of December 31,
	2007	2006

ASSETS:
Cash and cash equivalents	$267	$99
Short-term investments	4,786	4,297
Securities purchased under agreements to resell	2,083	1,180
Investments in continuing consolidated subsidiaries	65,648	65,266
Other receivables	-	1
Other assets	435	529
Deferred tax asset	12,455	12,973

TOTAL ASSETS	$85,674	$84,345

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$598	$706
Net liabilities associated with discontinued operations	399	555

TOTAL LIABIITIES	997	1,261

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock, 9,181,793 and 9,180,695 shares
issued, respectively; 8,503,989 and 8,457,890 shares
outstanding, respectively	92	92
Paid-in capital	479,640	479,399
Accumulated other comprehensive loss:
Unrealized loss on investments, net	(1,204)	(1,191)
Treasury stock, at cost, 677,804 and 722,805 shares, respectively	(8,112)	(8,650)
Accumulated deficit	(385,739)	(386,566)

TOTAL STOCKHOLDERS' EQUITY	84,677	83,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,674	$84,345

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

 SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2007	2006

REVENUES:
Net investment income	$243	$250
Net realized investment gains	324	384
Other income	-	-
	567	634

EXPENSES:
General and administrative expenses and other	1,440	1,796
	1,440	1,796

Loss before income tax expense	(873)	(1,162)
Income tax expense (benefit)	(282)	(387)

Income (loss) before equity in net income of subsidiaries	(591)	(775)
Equity in net income of subsidiaries, net of tax	1,729	2,283

Income from continuing operations	1,138	1,508

Discontinued Operations:
Gain (loss) on disposition of discontinued operations, net of tax	-	(54)

Net income	$1,138	$1,454

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,138	$1,454
Adjustments to reconcile net income
to net cash provided from operating
activities:
Deferred tax expense	621	869
Equity in net income of subsidiaries	(1,862)	(2,283)
Net realized investment (gains)	(324)	(384)
(Gain) loss from discontinued operations	-	54
Non-cash compensation expense	231	235
Change in operating assets and liabilities:
Net sales of trading securities	319	392
Change in deferred tax asset	(103)	(91)
Change in other assets and liabilities	(106)	201

Net cash provided by (used by) operating activities of continuing operations	(86)	447
Net cash provided by (used by) operating activities of discontinued operations	(156)	(307)
Net cash provided by (used by) operating activities	(242)	140

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in investments in and advances to
consolidated subsidiaries	1,896	479
Acquisition of subsidiary	(430)	-
Net (purchases) of short-term investments	(390)	(2,305)
Net (purchases) sales of securities under resale and repurchase agreements	(903)	(1,180)

Net cash provided by (used by) investing activities	173	(3,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	237	52

Net cash provided by (used by) financing activities	237	52

Increase (decrease) in cash and cash equivalents	168	(2,814)
Cash and cash equivalents, beginning of period	99	2,913
Cash and cash equivalents, end of period	$267	$99

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$97	$149

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

					INSURANCE	SELLING,
					BENEFITS,	GENERAL
				NET	CLAIMS	AND
	INSURANCE	UNEARNED	PREMIUMS	INVESTMENT	AND	ADMINISTRATIVE	PREMIUMS
	RESERVES	PREMIUMS	EARNED	INCOME (1)	RESERVES	EXPENSES (2)	WRITTEN

YEAR ENDED DECEMBER 31, 2007:
Independence American:
Medical stop-loss	$24,195	$-	$63,483	$2,416	$47,567	$18,646	$63,483
Fully Insured Health	7,414	105	39,136	556	28,830	9,129	39,110
DBL	702	132	3,481	92	2,221	1,044	3,613
Total Independence American	32,311	237	106,100	3,074	78,618	28,819	106,206
MGU Subs and Agencies	-	-	-	292	-	7,257	-
Corporate	-	-	-	245	-	1,387	-
Total	$32,311	$237	$106,100	$3,611	$78,618	$37,463	$106,206

YEAR ENDED DECEMBER 31, 2006:
Independence American:
Medical stop-loss	$20,599	$-	$56,179	$2,374	$40,792	$16,302	$56,179
Fully Insured Health	1,198	131	7,685	120	4,819	2,679	7,816
DBL	707	-	3,913	107	2,188	1,101	3,913
Total Independence American	22,504	131	67,777	2,601	47,799	20,082	67,908
MGU Subs and Agencies	-	-	-	407	-	8,650	-
Corporate	-	-	-	259	-	1,535	-
Total	$22,504	$131	$67,777	$3,267	$47,799	$30,267	$67,908

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	Of Period	Expenses	Accounts	Deductions	End of Period

Valuation Allowance on Deferred
Tax Asset:
Year ended December 31, 2007	$87,104	$(3)	$-	$-	$87,101
Year ended December 31, 2006	$87,060	$44	$-	$-	$87,104

Net Liabilities Associated with
Discontinued Operations:
Year ended December 31, 2007	$555	$-	$-	$156 (a)	$399
Year ended December 31, 2006	$808	$83 (b)	$-	$336 (a)	$555

______________________________________________________

(a) Amounts written off and payments applied, net of receipts.

(b) Expected payments were more than original reserve estimate.