Form 10-Q
period 2008-03-31
AMERICAN INDEPENDENCE CORP
filed 2008-05-12
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2008
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [   ]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2008
Common stock, $0.01 par value	8,503,989 shares

Forward-Looking Statements

This report on Form 10−Q contains certain “forward−looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward−looking statements on our current expectations and projections about future events. Our forward−looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward−looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward−looking statements.

Numerous risks and uncertainties may impact the matters addressed by our forward−looking statements, any of which could negatively and materially affect our future financial results and performance.  We describe some of these risks and uncertainties in greater detail in Item 1A, Risk Factors, of AMIC’s annual report on form 10-K as filed with Securities and Exchange Commission.

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,
	2008	December 31,
ASSETS:	(Unaudited)	2007
Investments:
Short-term investments, at amortized cost, which approximates fair value	$2,316	$4,786
Securities purchased under agreements to resell	5,938	5,923
Fixed maturities available-for-sale, at fair value	48,743	46,112
Equity securities available-for-sale, at fair value	3,577	3,327
Other long-term investments	871	918

Total investments	61,445	61,066

Cash and cash equivalents	6,961	6,284
Restricted cash ($9,387 and $12,824, respectively, restricted by related parties)	11,765	15,201
Accrued investment income	643	471
Premiums receivable ($7,212 and $7,103, respectively, due from related parties)	10,272	9,926
Net deferred tax asset	12,060	12,455
Due from reinsurers ($9,007 and $9,242, respectively, due from related parties)	10,405	10,845
Goodwill	24,472	24,472
Intangible assets	2,645	2,811
Accrued fee income ($659 and $782, respectively, due from related parties)	1,082	1,113
Other assets	1,766	1,458

TOTAL ASSETS	$143,516	$146,102

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($23,021 and $22,973, respectively, due to related parties)	$31,872	$32,311
Premium and claim funds payable ($9,387 and $12,824, respectively, due to related parties)	11,765	15,201
Derivative liability	1,351	1,248
Commission payable ($2,842 and $2,455, respectively, due to related parties)	3,814	3,345
Accounts payable, accruals and other liabilities	2,109	2,633
State income taxes payable	480	453
Due to reinsurers ($2,369 and $1,789, respectively, due to related parties)	2,422	1,796
Net liabilities associated with discontinued operations	369	399

Total liabilities	54,182	57,386

Minority interest	4,033	4,039

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,503,989 shares outstanding, respectively	92	92
Additional paid-in capital	479,672	479,640
Accumulated other comprehensive loss	(1,418)	(1,204)
Treasury stock, at cost, 677,804 shares, respectively	(8,112)	(8,112)
Accumulated deficit	(384,933)	(385,739)

Total stockholders’ equity	85,301	84,677

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,516	$146,102

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Premiums earned ($15,690 and $16,101, respectively, from related parties)	$25,244	$24,949
MGU fee income ($1,596 and $1,721, respectively, from related parties)	2,339	2,262
Net investment income	855	851
Net realized investment gains (losses)	(130)	9
Other income	95	7

	28,403	28,078

EXPENSES:
Insurance benefits, claims and reserves ($10,625 and $11,155, respectively, from related parties)	17,552	17,107
Selling, general and administrative expenses ($4,987 and $4,930, respectively, from related parties)	9,347	8,940
Amortization and depreciation	176	245
Minority interest	65	51

	27,140	26,343

Income before income tax	1,263	1,735
Provision for income taxes	457	621

Net income	$806	$1,114

Basic income per common share:	$.10	$.13

Shares used to compute basic income per share	8,504	8,458

Diluted income per common share:	$.10	$.13

Shares used to compute diluted income per share	8,528	8,521

See accompanying notes to condensed consolidated financial statements.

 American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$806	$1,114
Adjustments to net income:
Net realized investment (gains) losses	130	(9)
Amortization and depreciation	176	245
Equity loss	47	3
Deferred tax expense	423	588
Non-cash stock compensation expense	32	62
Change in operating assets and liabilities:
Net sales of trading securities	-	61
Change in insurance reserves	(439)	2,843
Change in net amounts due from and to reinsurers	1,066	667
Change in accrued fee income	31	(35)
Change in premiums receivable	(346)	(2,865)
Change in income taxes	15	18
Change in other assets and other liabilities	(582)	506

Net cash provided by operating activities of continuing operations	1,359	3,198
Net cash (used by) operating activities of discontinued operations	(30)	(58)
Net cash provided by operating activities	1,329	3,140

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	2,507	4,175
Net sales of securities under resale and repurchase agreements	(15)	3,589
Sales of and principal repayments on fixed maturities	5,432	3,150
Maturities and other repayments of fixed maturities	-	1,070
Purchases of fixed maturities	(8,235)	(8,608)
Sales of equity securities	621	315
Purchases of equity securities	(962)	(1,963)

Net cash (used by) provided by investing activities	(652)	1,728

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used by) financing activities	-	-

Increase in cash and cash equivalents	677	4,868
Cash and cash equivalents, beginning of period	6,284	1,940
Cash and cash equivalents, end of period	$6,961	$6,808

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$18	$-

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

 American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance agency; and e) and starting in April 2008, our 51% ownership in Independent Producers of America, LLC (“IPA”), a national, career agent marketing organization.  IndependenceCare, RAS and Marlton are collectively referred to as "our MGUs".

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Independence Holding Company ("IHC"), an insurance holding company, held 49.7% of AMIC’s outstanding common stock at March 31, 2008.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical (“STM”) and group major medical.

(B)

Principles of Consolidation and Preparation of Financial Statements

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 expands the current disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  In addition, SFAS 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format as well as cross-referencing within the footnotes to allow users of financial statements locate important information about derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”).  The objective of FSP SFAS 140-3 is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  FSP SFAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years.  Earlier application is not permitted.  The adoption of FSP SFAS 140-3 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS 160”).  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008.  SFAS 141(R) will be applied prospectively.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 will be applied prospectively.  Early adoption is prohibited for both standards.  The adoption of SFAS 141(R) and SFAS 160 is not expected to have a material effect on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159").  SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The adoption of SFAS 159 did not impact the Company's consolidated financial statements, as no items were initially elected for fair value measurement.  For financial assets and liabilities acquired in subsequent periods, the Company will determine whether to use the fair value election at the time of acquisition.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  FASB Staff Position FIN 157-2, "Effective Date of FASB Statement No. 157", amends SFAS 157 to defer its effective date to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years.  The delayed effective date applies to all non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

2.

Income Per Common Share

Included in the diluted earnings per share calculations are 24,000 and 63,000 shares for the three months ended March 31, 2008 and 2007, respectively, from the assumed dilution due to the exercise of options using the treasury stock method.

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

MGU fee income consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2008	2007

MGU fee income–administration	$2,058	$2,203

MGU fee income-profit commissions	281	59

	$2,339	$2,262

4.

Investments

The following table summarizes, for all securities in an unrealized loss position at March 31, 2008, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$5,606	$224	$10,534	$651	$16,140	$875
CMO and ABS (1)	2,518	242	2,575	318	5,093	560
States municipalities and political subdivisions	1,789	17	-	-	1,789	17
GSE (2)	-	-	1,891	5	1,891	5
Total fixed maturities	$9,913	$483	$15,000	$974	$24,913	$1,457

EQUITY MATURITIES:

Preferred Stock	$1,873	$170	$1,467	$394	$3,340	$564

(1)

Collateralized mortgage obligations (“CMO”) and asset-backed securities (“ABS”).

(2)

Government-sponsored enterprises (“GSE”) which consist of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Home Loan Banks. GSEs are private enterprises established and chartered by the Federal Government.

The following table summarizes, for all securities in an unrealized loss position at December 31, 2007 the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$5,680	$268	$9,386	$387	$15,066	$655
CMO and ABS	1,896	80	5,436	226	7,332	306
States municipalities and political subdivisions	823	13	-	-	823	13
U.S. Government	-	-	25	-	25	-
GSE	-	-	2,892	27	2,892	27
Mortgage-backed securities	-	-	113	1	113	1
Total fixed maturities	$8,399	$361	$17,852	$641	$26,251	$1,002

EQUITY MATURITIES:

Preferred Stock	$1,926	$305	$1,401	$152	$3,327	$457

Substantially all of the unrealized losses at March 31, 2008 and December 31, 2007 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  At March 31, 2008, the Company had $1.5 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA.  Of this amount, 78% were in CMOs that originated in 2005 or earlier and 22% were in CMOs that originated in 2006.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.  The decline in market value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.  Some of these financial institutions have exposure to sub-prime mortgages.

A total of 28 securities were in a continuous unrealized loss position for less than 12 months and 39 securities for 12 months or longer as of March 31, 2008.  A total of 24 securities were in a continuous unrealized loss position for less than 12 months and 51 securities for 12 months or longer as of December 31, 2007.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred.  If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to net realized investment gains in the Condensed Consolidated Statements of Operations, establishing a new cost basis for the security.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  Based on management’s review of the portfolio, which considered these factors, the Company assessed the impairment on these investments to be temporary at March 31, 2008 and December 31, 2007.

5.

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis.  The adoption of SFAS 157 did not have a material impact on our financial statements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

 The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market expectations.  These two types of inputs create the following fair value hierarchy:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 –	Instruments where significant value drivers are unobservable.

When available, we use quoted market prices to determine fair value and classify such items in Level 1.  In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets and classify such items in Level 2.  Further, we retain independent pricing vendors to assist in valuing certain instruments.

The following section describes the valuation methodologies we use to measure different financial instruments at fair value.

Investments in fixed maturities and equity securities

Investments included in Level 1 are primarily government, agency mortgage-backed securities, certain government sponsored enterprises ("GSEs") and equities with quoted market prices.  Level 2 is primarily comprised of our portfolio of corporate fixed income securities, collateralized mortgage obligations, asset-backed securities, municipals and certain GSEs and certain preferred stocks that were priced with observable market inputs.

Derivative liability

Financial liabilities consist of a derivative liability relating to the EDH Agreement (see Note 12 of Notes to Condensed Consolidated Financial Statements), and is included in Level 2.  The liability is valued using market-observable inputs including market price, interest rate, and volatility within a Black-Scholes model.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Financial Assets
Investment securities held for sale:
Fixed maturities	$14,167	$34,576	$-	$48,743
Equity securities	3,286	291	-	3,577
Total	$17,453	$34,867	$-	$52,320

Financial Liabilities
Derivative liability	$-	$1,351	$-	$1,351
Total	$-	$1,351	$-	$1,351

6.

Goodwill and Other Intangible Assets

The change in the carrying amount of other intangible assets for the three months ended March 31, 2008 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2007	$24,472	$2,811
Amortization expense	-	(166)
Balance at March 31, 2008	$24,472	$2,645

7.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $218,000 and $200,000 for the three months ended March 31, 2008 and 2007, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

Independence American assumes premiums from IHC subsidiaries, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health and medical stop-loss business written by Independence American.  Additionally, our MGUs market, underwrite and provide administrative services (including premium collection, medical management and claims adjudication) for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC and record related income, assets and liabilities in connection with that business.  Such related-party information is disclosed on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.   The cost of this coverage is split proportionally between the Company and IHC according to the type of risk.  AMIC’s portion is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.

8.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. (“IAHC”) on November 14, 2002, the Company was a holding company principally engaged in providing internet services through its discontinued operations.  The operating results of discontinued operations have been segregated from continuing operations and are reported as discontinued operations on the Condensed Consolidated Statements of Operations.  Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management’s estimates of costs to wind down the business and costs to settle its outstanding liabilities.  The actual results could differ materially from these estimates.  The estimated loss on disposition reserve for all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying Condensed Consolidated Balance Sheets.

Net liabilities of $369,000 and $399,000 associated with discontinued operations at March 31, 2008 and December 31, 2007, respectively, represent estimated closure costs of Intellicom.  The Company believes the net liabilities for discontinued operations at March 31, 2008 adequately estimate the remaining costs associated with Intellicom discontinued operations.

9.

Stock Options

Total share-based compensation expense was $32,000 and $62,000 for the three months ended March 31, 2008 and 2007, respectively.  Related tax benefits of $11,000 and $22,000 were recognized for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, there was approximately $194,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2008:

	Outstanding	Exercisable

Number of options	417,109	370,734
Weighted average exercise price per share	$14.70	$15.04
Aggregate intrinsic value of options	$157,615	$157,615
Weighted average contractual term remaining	5.23 years	4.86 years

The Company’s stock option activity for the three months ended March 31, 2008 is as follows:

	Outstanding Options

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2007	443,499	$15.02

Expired	(26,390)	19.95

Balance, March 31, 2008	417,109	$14.70

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2008 and 2007:

	March 31,
	2008	2007

Volatility	-	22.57%
Risk-free interest rate	-	4.54%
Dividend yield	-	-
Expected lives in years	-	5.00
Weighted average fair value	$-	$4.41

No options were granted for the three months ended March 31, 2008.

10.

Other Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Condensed Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale.  The comprehensive income for the three months ended March 31, 2008 and 2007 is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income	$806	$1,114
Unrealized gains (losses) arising during
the period, net of income taxes	(214)	201
Comprehensive income	$592	$1,315

11.

Segment Information

Management has expanded previously reported segment information for Independence American.  Management believes that this additional information clarifies the diversified lines of business within the Independence American segment.  Segment information is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Independence American:
Medical stop-loss	$15,265	$15,706
Fully insured	9,870	9,029
DBL	903	941
Total Independence American	26,038	25,676

MGU Subsidiaries and Agencies	2,440	2,343
Corporate	55	50
Net realized investment gains (losses)	(130)	9

	$28,403	$28,078

Income (loss) from continuing operations
before income tax:
Independence American
Medical stop-loss	$877	$1,006
Fully insured	110	495
DBL	135	164
Total Independence American	1,122	1,665

MGU Subsidiaries and Agencies	591	362
Corporate	(320)	(301)
Net realized investment gains (losses)	(130)	9

	$1,263	$1,735

12.

Marketing Agreements

In February 2006, Independence American entered into an agreement with Employers Direct Health (“EDH”).  Under this agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and has moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the three month period ended March 31, 2008.  The IHC stock is held by Independence American as collateral to satisfy EDH’s obligation under the profit/loss sharing agreement.

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability. Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company recorded a derivative liability (“EDH Derivative”) and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The value of the EDH Derivative is evaluated each quarter and the corresponding change in fair value is reflected in net realized investment gains in the Condensed Consolidated Statements of Operations.  As of March 31, 2008, the value of the derivative was $1,351,000 inclusive of an increase of $103,000 for the three months ended March 31, 2008.  If the EDH Agreement is extended to December 31, 2016, subject to satisfaction of certain further conditions as to premium volume and profitability, EDH would be entitled to up to an additional $5,000,000 depending on the value of the IHC Stock as of December 31, 2016.  In addition, EDH could be entitled to a $1,000,000 bonus on December 31, 2013, subject to satisfaction of certain conditions as to premium volume and profitability.

The Company has classified the $2,500,000 payment and $743,000 original value of the derivative as an intangible asset that will be amortized over the five year contract period.  Such amortization started January 1, 2007 to coincide with the transfer of business on January 1, 2007.

In addition, the Company began marketing health plans to individuals and families through Insurance Producers Group of America, Inc. utilizing Independence American as the carrier during the third quarter of 2007.  Independence American retains 50% of the risk on this business.  The program is administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.  See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information.

13.

Subsequent Events

On April 15, 2008, the Company acquired certain of the assets and assumed certain of the liabilities of Insurance Producers Group of America, Inc. and its subsidiaries for $1,592,000, which was funded from corporate liquidity.  These assets were acquired by IPA, an indirect, 51% owned subsidiary of the Company.  IPA operates under a controlled, career agent distribution model in which independent producers sell products approved by IPA and AMIC.  It is expected that, within 12 months, the majority of the premium generated by policies distributed by IPA will be placed through Independence American, although it is anticipated that in certain states (and for certain ancillary benefits) other carriers (including those owned by IHC) may also be utilized.  The Company believes that this acquisition significantly expands its ability to sell individual and limited medical plans, particularly to self-employed persons and their families.

On April 1, 2008, the Company purchased the remaining 20% interest in Marlton for $3,700,000, which was funded from corporate liquidity, thereby increasing its interest in this medical stop-loss MGU to 100%.  Minority interest will be eliminated as a result of this transaction.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, and our condensed consolidated financial statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American") and our marketing organizations, including our three medical stop-loss managing general underwriter subsidiaries (“our MGUs").  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 49.7% of AMIC's stock, and IHC's senior management has provided direction to the Company through service agreements between the Company and IHC.  As of March 31, 2008, Independence American’s primary source of revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and short-term statutory disability benefit product in New York State ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  In 2007, Independence American began writing small-group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical.  Given its enhanced A- (Excellent) rating from A.M. Best Company ("A.M. Best") and recent acquisitions, Independence American expects to expand the distribution of its medical stop-loss and fully insured health products.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management's assessment of trends in healthcare and in the medical stop-loss and fully insured health markets plays a significant role in determining whether to expand Independence American's participation in various programs.  Since Independence American reinsures a portion of all of the business produced by our MGUs, and since these companies are also eligible to earn profit sharing commissions based on the profitability of the business they place, our MGUs also emphasize underwriting profitability.  In addition, management focuses on controlling operating costs.  By sharing employees with IHC and sharing resources among our subsidiaries, we strive to maximize our earnings.

The following is a summary of key performance information and events:

•

Net income per share decreased to $.10 per share, diluted, or $0.8 million, for the three months ended March 31, 2008, compared to $.13 per share, diluted, or $1.1 million for the three months March 31, 2007.

•

The book value of the Company increased to $10.03 per share at March 31, 2008 compared to $9.96 per share at December 31, 2007.

•

Of the aggregate carrying value of the Company’s investment assets, approximately 93.6% was invested in investment grade fixed maturities, securities purchased under resale agreements, and cash and cash equivalents at March 31, 2008. Also at such date, 100% of the Company's fixed maturities were investment grade.

•

The return on investments of the Company was 5.0% and 5.3% for the three months ended March 31, 2008 and 2007, respectively.

•

On April 15, 2008, the Company acquired a 51% interest in Independent Producers of America, LLC (“IPA”) (see Note 13 of Notes to Condensed Consolidated Financial Statements).

Independence American Insurance Company

•

Premiums earned increased 1% from $24.9 million for the three months ended March 31, 2007 to $25.2 million for the three months ended March 31, 2008, primarily due to the Company’s agreement with EDH (see Note 12 of Notes to Condensed Consolidated Financial Statements), offset by a decrease in fully insured health and medical stop-loss premiums assumed from IHC.

•

Is licensed in 48 states and the District of Columbia.

•

The average percentage of gross medical stop-loss premiums written ceded from IHC to Independence American was 22.8% and 22.5% during the three months ended March 31, 2008 and 2007, respectively.

•

For the three months ended March 31, 2008, Independence American wrote $1.4 million of medical stop-loss business and $5.7 million of small group major medical business pursuant to the EDH agreement.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on the three lines of business within the Independence American segment as of March 31, 2008 and 2007, are as follows:

▪ Medical Stop Loss	2008	2007
	(in thousands)
Premiums Earned	$14,701	$15,114
Insurance Benefits Claims and Reserves	9,573	10,238
Expenses	4,815	4,462

Loss Ratio(A)	65.1%	67.7%
Expense Ratio (B)	32.8%	29.5%
Combined Ratio (C)	97.9%	97.2%

▪ Fully Insured Health	2008	2007
	(in thousands)
Premiums Earned	$9,660	$8,920
Insurance Benefits Claims and Reserves	7,461	6,366
Expenses	2,229	2,168

Loss Ratio(A)	77.2%	71.4%
Expense Ratio (B)	23.8%	24.3%
Combined Ratio (C)	101.0%	95.7%

▪ DBL	2008	2007
	(in thousands)
Premiums Earned	$883	$915
Insurance Benefits Claims and Reserves	518	503
Expenses	250	274

Loss Ratio(A)	58.7%	55.0%
Expense Ratio (B)	28.3%	29.9%
Combined Ratio (C)	87.0%	84.9%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

MGU Subsidiaries (IndependenceCare, Marlton, RAS)

•

For the three months ended March 31, 2008, our MGUs generated revenues of $2.4 million compared to $2.3 million for the three months ended March 31, 2007, an increase of 4%, due to higher profit commissions, slightly offset by lesser fee income due to the lower volume of premium underwritten.

•

On April 1, 2008, the Company purchased the remaining 20% interest in Marlton, thereby increasing its interest in this medical stop-loss MGU to 100% (see Note 13 of Notes to Condensed Consolidated Financial Statements).

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 48 states and the District of Columbia and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of March 31, 2008 was $41,862,000.

Managing General Underwriters

IndependenceCare markets and underwrites employer medical stop-loss, provider excess loss and HMO Reinsurance products for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  In 2006, IndependenceCare Underwriting Services – Tennessee LLC and IndependenceCare Underwriting Services – Southwest LLC were converted from MGUs to regional sales offices.  IndependenceCare's 13 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.  RAS markets and underwrites employer medical stop-loss and group life for Standard Security Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 12 marketing, underwriting and claims personnel.  Marlton is an employer medical stop-loss and group life MGU for Standard Security Life, Madison National Life and two other carriers.  Marlton, which is based in Voorhees, New Jersey, has 26 marketing, underwriting, medical management and claims employees.

The Company has a 23% interest in Majestic, an employer medical stop-loss MGU for Standard Security Life and another carrier.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 24 marketing, underwriting, medical management and claims employees.  On April 1, 2008, a wholly owned subsidiary of IHC purchased an additional 14.7% interest in Majestic, thereby increasing IHC’s interest in this medical stop-loss MGU to 77%.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. on November 14, 2002, the Company was a holding company principally engaged in providing internet services through several discontinued operations.  Discontinued operations include management’s estimates of costs to settle its outstanding liabilities.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2007.  Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2007.  During the three months ended March 31, 2008, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2007.

Results of Operations for the Three Months Ended March 31, 2008, Compared to the Three Months Ended March 31, 2007

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and	Minority
2008	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$14,701	-	564	9,573	4,779	36	-	$877
Fully Insured Health	9,660	-	210	7,461	2,173	126	-	110
DBL	883	-	20	518	250	-	-	135
Total Independence
American	25,244	-	794	17,552	7,202	162	-	1,122
MGU Subs and
Agencies	-	2,432	8	-	1,770	14	65	591
Corporate	-	2	53	-	375	-	-	(320)
Subtotal	$25,244	2,434	855	17,552	9,347	176	65	1,393

Net realized investment (losses)								(130)
Income before income taxes								1,263
Income taxes								(457)
Net income								$806

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and	Minority
2007	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$15,114	-	592	10,238	4,425	37	-	$1,006
Fully Insured Health	8,920	-	109	6,366	2,043	125	-	495
DBL	915	-	26	503	274	-	-	164
Total Independence
American	24,949	-	727	17,107	6,742	162	-	1,665
MGU Subs and
Agencies	-	2,269	74	-	1,847	83	51	362
Corporate	-	-	50	-	351	-	-	(301)
Subtotal	$24,949	2,269	851	17,107	8,940	245	51	1,726

Net realized investment gains								9
Income before income taxes and discontinued operations								1,735
Income taxes								(621)
Net income								$1,114

Premiums Earned.  Premiums earned increased 1%, or $295,000, to $25,244,000 for the three months ended March 31, 2008, compared to $24,949,000 for the three months ended March 31, 2007.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $14,701,000 and $15,114,000 for the three months ended March 31, 2008 and the three months ended March 31, 2007, respectively. The decrease is primarily due to a decrease in medical stop-loss premiums assumed by Independence American ($471,000) and a decrease in provider excess premiums written ($77,000), offset by an increase in medical stop-loss written by Independence American as a result of the Company’s agreement with EDH ($131,000).  Premiums relating to group medical, short-term medical (“STM”) and individual health were $9,660,000 and $8,920,000 for the three months ended March 31, 2008 and the three months ended March 31, 2007, respectively.  The increase is primarily due to production of group medical resulting from the Company’s agreement with EDH ($776,000) and premium produced by IPA ($192,000), slightly offset by a decrease in STM premiums assumed from IHC ($188,000).  Premiums relating to DBL were $883,000 and $915,000 for the three months ended March 31, 2008 and the three months ended March 31, 2007, respectively, due to a reduction in rates.  For the three months ended March 31, 2008, Independence American assumed 10% of IHC’s group medical business and STM business, 20% of IHC’s DBL business and 22.8% of IHC’s medical stop-loss business.

MGU Fee Income.  MGU fee income increased $77,000 to $2,339,000 for the three months ended March 31, 2008, compared to $2,262,000 for the three months ended March 31, 2007.  MGU fee income-administration decreased $145,000 to $2,058,000 for the three months ended March 31, 2008, compared to $2,203,000 for the three months ended March 31, 2007, as our  MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission increased $222,000 to $281,000 for the three months ended March 31, 2008, compared to $59,000 for the three months ended March

31, 2007 as a result of favorable loss ratios experienced at certain of our MGUs.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2008 are based on business written during portions of 2005, 2006 and 2007.

Net Investment Income.  Net investment income increased $4,000 to $855,000 for the three months ended March 31, 2008, compared to $851,000 for the three months ended March 31, 2007 due to higher average investible assets, slightly offset by a lower return on investments.  The return on investments of the Company was 5.0% for the three months ended March 31, 2008 and 5.3% for the comparable period in 2007.

Net Realized Investment Gains (Losses).  Net realized investment gains (losses) decreased $139,000 to $(130,000) for the three months ended March 31, 2008, compared to $9,000 for the three months ended March 31, 2007.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  Included in the three months ended March 31, 2008 and March 31, 2007 is an unrealized loss of $103,000 and $32,000, respectively, representing an increase in the value of the derivative liability relating to the agreement with EDH (see Note 12 of Notes to Condensed Consolidated Financial Statements).  For the three months ended March 31, 2008 and 2007, there were no losses on securities whose decline in value the Company deemed to be other than temporary in nature.  See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 3%, or $445,000, to $17,552,000 for the three months ended March 31, 2008, compared to $17,107,000 for the three months ended March 31, 2007.  The increase of $445,000 is primarily comprised of a $1,095,000 increase in fully insured health as a result of higher volume of group medical written by Independence American and higher claims on business underwritten in 2007.  The increase is offset by a $665,000 decrease in medical stop-loss due to a decrease in volume of business written and a decrease in the loss ratio.

Selling, General and Administrative.  Selling, general and administrative expenses increased $407,000 to $9,347,000 for the three months ended March 31, 2008, compared to $8,940,000 for the three months ended March 31, 2007.  This increase is primarily due to higher underwriting expenses of $226,000 and higher commission expense of $213,000 incurred by Independence American resulting from an increase in premiums written in the fully insured lines of business.

Amortization and Depreciation.  Amortization and depreciation expense decreased $69,000 to $176,000 for the three months ended March 31, 2008, compared to $245,000 for the three months ended March 31, 2007.  The decrease in amortization is the result of the Company using the remaining unamortized intangible asset associated with the previous broker/TPA relationships.

Minority Interest.   The Company recorded minority interest expense of $65,000 for the three months ended March 31, 2008 and $51,000 for the three months ended March 31, 2007 related to the 20% minority interest in Marlton and 49% minority interest in HIO.  The increase of $14,000 is due to income earned by HIO.

Income Taxes.  The provision for income taxes decreased $164,000 to $457,000, an effective rate of 36.2%, for the three months ended March 31, 2008, compared to $621,000, an effective rate of 35.8%, for the three months ended March 31, 2007.  Net income for the three months ended March 31, 2008 and 2007 includes a non-cash provision for federal income taxes of $395,000 and $562,000, respectively.  The effective rate of 36.2% for the three months ended March 31, 2008 is higher than the same period in 2007 due to a higher state tax effective rate.  The state tax effective rate increased to 3.3% for the three months ended March 31, 2008 from 1.8% for the three months ended March 31, 2007.  As compared to our MGUs, Independence American pays a nominal amount of state income tax, therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American’s pre-tax income.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (Loss).  The Company’s net income decreased to $806,000, or $.10 per share, diluted, for the three months ended March 31, 2008, compared to $1,114,000, or $.13 per share, diluted, for the three months ended March 31, 2007.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  Other than Independence American, there are no regulatory constraints on the ability of any of our subsidiaries. Delaware insurance laws and regulations govern the ability of Independence American to pay dividends to its parent company.  For the three months ended March 31, 2008, our MGUs paid $1,080,000 in dividends to Corporate.

Cash Flows

As of March 31, 2008, the Company had $68,406,000 of cash, cash equivalents, and investments net of amounts due to/from brokers compared with $67,350,000 as of December 31, 2007.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2008 was $1,359,000.  Net cash flows were the result of insurance revenues and fees from our MGU’s, partially offset by higher than expected claims and losses.

Net cash used by investing activities of continuing operations for the three months ended March 31, 2008 was $652,000.  This results from purchases of fixed maturities and equity securities net of sales of all such securities.

At March 31, 2008, the Company had $11,765,000 of restricted cash at our MGUs.  The amount at our MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $11,765,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by our MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by our MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at our MGUs, our MGUs are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each insurance carrier into a bank account that our MGUs can access.  The cash is used by our MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables our MGUs to reimburse claims in a timely manner.

The Company has $31,872,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could sell its fixed maturity investments if the timing of claim payments associated with the Company’s insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments.  The Company expects continued cash usage similar to the amount used in 2007 for its discontinued operations, which are primarily net lease obligations, for the year ending December 31, 2008.

Asset Quality

The nature and quality of insurance company investments must comply with all applicable insurance statutes and regulations which have been promulgated primarily for the protection of policyholders.  Of the aggregate carrying value of the Company's investment assets, approximately 93.6% was invested in investment grade fixed income securities, securities purchased under resale agreements, and cash and cash equivalents at March 31, 2008.  Also at such date, 100% of the Company's fixed maturities were investment grade.  These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  The Company does not have any non-performing fixed maturities.  At March 31, 2008, the Company had $1.5 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA.  Of this amount, 78% were in CMOs that originated in 2005 or earlier and 22% were in CMOs that originated in 2006.  The Company's mortgage security portfolio has no direct exposure to sub-prime mortgages.  The decline in market value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.

Investment Impairments

The Company reviews its investments regularly and monitors its investments continually for impairments. For the three months ended March 31, 2008 and 2007, the Company had no realized losses for other than temporary impairments.  The Company's net unrealized losses on assets available-for-sale totaled $1,418,000 at March 31, 2008.  Substantially all of these securities were investment grade. The unrealized losses have been evaluated in accordance with the Company's policy and were determined to be temporary in nature at March 31, 2008. The Company holds all fixed maturities and preferred stock as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).

Outlook

Reinsurance Premiums

Independence American is primarily a reinsurer, although, as discussed below, it is experiencing considerable growth as an issuing carrier.  The majority of its reinsurance premium is currently derived from pro rata quota share reinsurance treaties (the “IHC Treaties”) with Standard Security Life and Madison National Life.  The Company does not expect the percentage ceded to it from IHC will change significantly in 2008.

For the three months ended March 31, 2008, 71% of Independence American’s premiums earned were derived from assumed reinsurance premiums.  Of the assumed reinsurance premiums, 74% were related to medical stop-loss business, 21% were related to fully insured health business, and 5% were related to short-term statutory disability benefit product in New York State ("DBL").  For the three months ended March 31, 2008, Standard Security Life and Madison National Life ceded an average of 22.8% of their medical stop-loss business to Independence American.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers.  For the three months ended March 31, 2008, Independence American received between 15% and 25% of the premium on these unaffiliated programs.  Our MGUs do not anticipate materially increasing their production of medical stop-loss business in 2008.  IHC has reported that it expects its gross DBL premiums to decrease slightly in 2008.

Insured Premiums

For the three months ended March 31, 2008 and 2007, 29% and 25%, respectively, of Independence American’s premiums earned were derived from premiums written as an issuing carrier.  Of the March 31, 2008 premiums, 19% were related to medical stop-loss business and 81% were related to small group major medical and STM business.  In 2007, Independence American began writing small group major medical, medical stop-loss, and major medical plans for individuals and families.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.  We believe that this growth will accelerate as a result of Independence American, which is domiciled in Delaware and licensed to write property and/or casualty insurance in 48 states and the District of Columbia, achieving an A- (Excellent) rating from A.M. Best.

In February 2006, Independence American entered into an agreement with a marketing organization with a block of fully insured health business, including CDHPs, primarily sold to small employer groups, and medical stop-loss, to begin writing for Independence American.  The organization that produces this business began writing employer medical stop-loss through Independence American in 2006, and moved the majority of its existing block of fully insured and stop-loss health insurance to Independence American during 2007.  Independence American will be the exclusive issuing carrier for business underwritten by this organization through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and this organization could be entitled to additional cash consideration (see Note 12 of Notes to Consolidated Financial Statements).

In addition, the Company has entered into an agreement with Independent Producers Group of America, Inc. (“IPG”), a national, career agent marketing organization, to begin marketing health plans to individuals and families utilizing Independence American as the carrier.  On April 15, 2008, the Company acquired the assets and operating subsidiaries of IPG through an indirect 51% owned subsidiary – IPA.  IPA operates under a controlled career agent distribution model in which independent producers sell products approved by IPA and AMIC.  It is expected that, within 12 months, the majority of the premium generated will be placed through Independence American, although it is anticipated that in certain states (and for certain ancillary benefits) other carriers (including those owned by IHC) may also be utilized.  The Company believes that this acquisition significantly expands its ability to sell individual and limited medical plans to the self-employed as well as individuals and their families, which are rapidly expanding markets.  Independence American retains 50% of the risk on this business which is being administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.

On October 5, 2007, the Company acquired certain assets, including the domain name www.healthinsurance.org.  These assets were acquired by Healthinsurance.org, LLC, an indirect, 51%-owned subsidiary of the Company (“HIO”). This acquisition gives the Company access to a well-established internet domain that generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  In 2006, more than 160,000 quotes for health insurance were generated from www.healthinsurance.org.  As a result of the acquisition, the Company plans to increase the number of daily leads through search engine optimization and cross-marketing with its related companies.  The Company and its affiliates plan to provide on-line enrollment tools through service agreements with leading health insurance distributors to market the individual health and dental products of Independence American and related companies.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4T.  Controls and Procedures

AMIC's Chief Executive Officer and Chief Financial Officer supervised and participated in AMIC's evaluation of its disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, AMIC's Chief Executive Officer and Chief Financial Officer concluded that AMIC's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  It should be noted that the design of our disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but AMIC's Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in AMIC’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 15d-15 that has materially affected, or is reasonably likely to materially affect AMIC’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A. to Part 1 of Form 10-K.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung__________________________ Roy T.K. Thung Chief Executive Officer and President	Date:	May 12, 2008

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	May 12, 2008