Form 10-Q
period 2008-06-30
AMERICAN INDEPENDENCE CORP
filed 2008-08-11
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2008
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [   ]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2008
Common stock, $0.01 par value	8,503,989 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2008	December 31,
ASSETS:	(Unaudited)	2007
Investments:
Short-term investments, at amortized cost, which approximates fair value	$2,440	$4,786
Securities purchased under agreements to resell	1,896	5,923
Fixed maturities available-for-sale, at fair value	51,045	46,112
Equity securities available-for-sale, at fair value	3,503	3,327
Other long-term investments	900	918

Total investments	59,784	61,066

Cash and cash equivalents	2,744	6,284
Restricted cash ($10,599 and $12,824, respectively, restricted by related parties)	14,074	15,201
Accrued investment income	517	471
Premiums receivable ($6,876 and $7,103, respectively, due from related parties)	9,781	9,926
Net deferred tax asset	12,117	12,455
Due from reinsurers ($9,719 and $9,242, respectively, due from related parties)	11,252	10,845
Goodwill	24,420	20,485
Intangible assets	2,947	2,811
Accrued fee income ($658 and $782, respectively, due from related parties)	1,233	1,113
Other assets	5,322	1,458

TOTAL ASSETS	$144,191	$142,115

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($22,624 and $22,973, respectively, due to related parties)	$32,016	$32,311
Premium and claim funds payable ($10,599 and $12,824, respectively, due to related parties)	14,074	15,201
Derivative liability	1,588	1,248
Commission payable ($2,672 and $2,455, respectively, due to related parties)	4,043	3,345
Accounts payable, accruals and other liabilities ($407 and $339, respectively, due to related parties)	3,557	2,633
State income taxes payable	509	453
Due to reinsurers ($1,824 and $1,789, respectively, due to related parties)	1,916	1,796
Net liabilities associated with discontinued operations	342	399

Total liabilities	58,045	57,386

Minority interest	382	52

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,503,989 shares outstanding, respectively	92	92
Additional paid-in capital	479,706	479,640
Accumulated other comprehensive loss	(1,773)	(1,204)
Treasury stock, at cost, 677,804 shares, respectively	(8,112)	(8,112)
Accumulated deficit	(384,149)	(385,739)

Total stockholders’ equity	85,764	84,677

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,191	$142,115

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Premiums earned ($15,105, $20,054, $30,795 and
$36,155, respectively, from related parties)	$24,721	$29,543	$49,965	$54,492
MGU fee income ($1,827, $1,708, $3,737 and $3,428, respectively, from related parties)	2,471	2,224	4,810	4,486
Net investment income	878	891	1,733	1,742
Net realized investment gains (losses)	(495)	17	(625)	26
Other income	1,588	4	1,683	11

	29,163	32,679	57,566	60,757

EXPENSES:
Insurance benefits, claims and reserves ($10,491, $13,977, $21,116 and $25,132, respectively, from related parties)	16,918	20,238	34,470	37,345
Selling, general and administrative expenses ($4,764, $4,582, $9,751 and $9,511, respectively, from related parties)	10,746	10,347	20,093	19,287
Amortization and depreciation	185	241	361	486
Minority interest	87	48	152	99

	27,936	30,874	55,076	57,217

Income before income tax	1,227	1,805	2,490	3,540
Provision for income taxes	443	630	900	1,251

Net income	$784	$1,175	$1,590	$2,289

Basic income per common share:	$.09	$.14	$.19	$.27

Shares used to compute basic income per share	8,504	8,468	8,504	8,463

Diluted income per common share:	$.09	$.14	$.19	$.27

Shares used to compute diluted income per share	8,504	8,507	8,504	8,511

See accompanying notes to condensed consolidated financial statements.

 American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,590	$2,289
Adjustments to net income:
Net realized investment (gains) losses	625	(26)
Amortization and depreciation	361	486
Equity loss in Majestic	18	8
Deferred tax expense	832	1,172
Non-cash stock compensation expense	66	128
Change in operating assets and liabilities:
Net sales of trading securities	119	154
Change in insurance reserves	(295)	5,790
Change in net amounts due from and to reinsurers	(287)	811
Change in accrued fee income	(120)	47
Change in premiums receivable	145	(7,561)
Change in income taxes	37	61
Change in other assets and other liabilities	(1,667)	1,681

Net cash provided by operating activities of continuing operations	1,424	5,040
Net cash (used by) operating activities of discontinued operations	(57)	(84)
Net cash provided by operating activities	1,367	4,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	2,385	4,550
Net sales of securities under resale and repurchase agreements	4,027	3,735
Sales of and principal repayments on fixed maturities	8,505	5,383
Maturities and other repayments of fixed maturities	3,731	1,578
Purchases of fixed maturities	(18,019)	(13,966)
Sales of equity securities	621	863
Purchases of equity securities	(962)	(2,211)
Acquisition of Marlton 20% interest (see Note 6)	(3,700)	-
Acquisition of IPA, LLC, net of cash acquired (see Note 6)	(1,495)	-
Distributions from interest in partnerships	-	61

Net cash (used by) investing activities	(4,907)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	237

Net cash provided by financing activities	-	237

Increase (decrease) in cash and cash equivalents	(3,540)	5,186
Cash and cash equivalents, beginning of period	6,284	1,940
Cash and cash equivalents, end of period	$2,744	$7,126

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$29	$5

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

 American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance agency; and e) our 51% ownership in Independent Producers of America, LLC (“IPA”), a national, career agent marketing organization.  IndependenceCare, RAS and Marlton are collectively referred to as "our MGUs".  HIO and IPA are collectively referred to as “our Agencies”.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Independence Holding Company ("IHC"), an insurance holding company, held 49.7% of AMIC’s outstanding common stock at June 30, 2008.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical (“STM”) and group major medical.

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

In the opinion of management, all adjustments that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards ("SFAS") No. 128, “Earnings per Share”.  FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted.  The adoption of FSP EITF No. 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60" (“SFAS 163”).  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance.  Except for those disclosures, earlier application is not permitted.  The adoption of SFAS 163 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The adoption of SFAS 162 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 expands the current disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  In addition, SFAS 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format as well as cross-referencing within the footnotes to allow users of financial statements to locate important information about derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  The objective of FSP 140-3 is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years.  Earlier application is not permitted.  The adoption of FSP 140-3 is not expected to have a material effect on the Company’s consolidated financial statements.

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

(D)

Immaterial Correction of an Error

Minority interest is to be reported at the percentage of the historical financial statement carrying amounts of the net assets of the acquired enterprise based on the ownership interest of the remaining minority interest owners in the acquired enterprise.  The Company incorrectly recorded minority interest from the January 1, 2003 acquisition of Marlton based on the fair value of the net assets of the acquired enterprise.  Accordingly, the December 31, 2007 minority interest amount reflected on consolidated balance sheets has been reduced by $3,987,000 with an offsetting reduction to goodwill.  This correction had no effect on consolidated stockholders' equity or on the results of operations.

2.

Income Per Common Share

Included in the diluted earnings per share calculations are 39,000 shares for the three months ended June 30, 2007, and 48,000 shares for the six months ended June 30, 2007, from the assumed dilution due to the exercise of options using the treasury stock method.  For the three months and six months ended June 30, 2008, such shares were deemed anti-dilutive.  Net income does not change as a result of the assumed dilution.

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

MGU fee income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

MGU fee income–administration	$2,023	$2,209	$4,081	$4,412

MGU fee income-profit commissions	448	15	729	74

	$2,471	$2,224	$4,810	$4,486

4.

Investments

The following table summarizes, for all securities in an unrealized loss position at June 30, 2008, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$7,523	$319	$11,508	$878	$19,031	$1,197
CMO and ABS (1)	4,204	142	3,427	368	7,631	510
States municipalities and political subdivisions	2,158	44	-	-	2,158	44
U.S. Government	205	2	-	-	205	2
GSE (2)	1,703	21	1,782	28	3,485	49
Mortgage-backed securities	390	3	-	-	390	3
Total fixed maturities	$16,183	$531	$16,717	$1,274	$32,900	$1,805

EQUITY SECURITIES:

Preferred stock with maturities	$539	$8	$245	$128	$784	$136
Preferred stock without maturities	199	68	1,462	58	1,661	126
Total preferred stock	$738	$76	$1,707	$186	$2,445	$262

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

The following table summarizes, for all securities in an unrealized loss position at December 31, 2007 the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$5,680	$268	$9,386	$387	$15,066	$655
CMO and ABS	1,896	80	5,436	226	7,332	306
States municipalities and political subdivisions	823	13	-	-	823	13
U.S. Government	-	-	25	-	25	-
GSE	-	-	2,892	27	2,892	27
Mortgage-backed securities	-	-	113	1	113	1
Total fixed maturities	$8,399	$361	$17,852	$641	$26,251	$1,002

EQUITY SECURITIES:

Preferred stock with maturities	$291	$6	$884	$98	$1,175	$104
Preferred stock without maturities	1,635	299	517	54	2,152	353
Total preferred stock	$1,926	$305	$1,401	$152	$3,327	$457

Substantially all of the unrealized losses at June 30, 2008 and December 31, 2007 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  At June 30, 2008, the Company had $1.5 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA.  Of this amount, 78% were in CMOs that originated in 2005 or earlier and 22% were in CMOs that originated in 2006.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.  The unrealized loss for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.  Some of these financial institutions have exposure to sub-prime mortgages.  The unrealized loss for CMO and ABS securities is primarily attributable to Alt-A mortgages as described above.  The unrealized losses on corporate securities are due to wider spreads.  Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.

A total of 39 securities were in a continuous unrealized loss position for less than 12 months and 44 securities for 12 months or longer as of June 30, 2008.  A total of 24 securities were in a continuous unrealized loss position for less than 12 months and 51 securities for 12 months or longer as of December 31, 2007.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred.  If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to net realized investment gains in the Condensed Consolidated Statements of Operations, establishing a new cost basis for the security.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  Based on management’s review of the portfolio, which considered these factors, the Company recorded a realized loss of $372,000 for other-than-temporary impairments in the second quarter of 2008.  This was due to the severity of the decrease in market values and the length of time that these securities were in a loss position.  The Company did not record any realized losses for other-than-temporary impairments for the six months ended June 30, 2007.  The loss for the three and six months ended June 30, 2008 is $372,000 and represents a loss on investment grade preferred stocks of financial institutions that the Company determined to be other-than-temporary.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Financial Assets
Investment securities held for sale:
Fixed maturities	$16,067	$34,978	$-	$51,045
Equity securities	2,967	536	-	3,503
Total	$19,034	$35,514	$-	$54,548

Financial Liabilities
Derivative liability	$-	$1,588	$-	$1,588
Total	$-	$1,588	$-	$1,588

6.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the six months ended June 30, 2008 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2007	$20,485	$2,811
IPA Acquisition	1,189	-
Marlton Acquisition	3,182	480
Reduction of valuation allowance on deferred tax assets	(436)	-
Amortization expense	-	(344)
Balance at June 30, 2008	$24,420	$2,947

On April 1, 2008, the Company purchased the remaining 20% interest in Marlton for $3,700,000, which was funded from corporate liquidity, thereby increasing its interest in this medical stop-loss MGU to 100%.  The Company reduced minority interest by $39,000 for the 20% interest in net assets acquired, and recorded other intangible assets and goodwill based on the fair value of the remaining 20% interest at the acquisition date.  Other intangible assets represent broker relationships with an estimated useful life of 10 years.  As a result of the acquisition, the Company also reduced the valuation allowance on deferred tax assets by $436,000 with a corresponding decrease in goodwill for the amount of net operating losses it estimates it will utilize as a result of the acquisition.

On April 15, 2008, the Company acquired certain of the assets and assumed certain of the liabilities of Insurance Producers Group of America, Inc. and its subsidiaries for $1,750,000, which was funded from corporate liquidity.  These assets were acquired by IPA, an indirect, 51% owned subsidiary of the Company.  The Company is presently performing an allocation of the purchase price for the net assets of IPA.  Upon completion of the purchase price allocation, the Company will have reclassifications between goodwill, intangible and other assets.

7.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $195,000 and $180,000 for the three months ended June 30, 2008 and 2007, respectively, and $413,000 and $380,000 for the six months ended June 30, 2008 and 2007, respectively from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

8.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. (“IAHC”) on November 14, 2002, the Company was a holding company principally engaged in providing internet services through its discontinued operations.  The operating results of discontinued operations, when applicable, have been segregated from continuing operations and are reported as discontinued operations on the Condensed Consolidated Statements of Operations.  Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management’s estimates of costs to wind down the business and costs to settle its outstanding liabilities.  The actual results could differ materially from these estimates.  The estimated loss on disposition reserve for all discontinued operations is reflected in net liabilities associated with discontinued operations in the accompanying Condensed Consolidated Balance Sheets.

Net liabilities of $342,000 and $399,000 associated with discontinued operations at June 30, 2008 and December 31, 2007, respectively, represent estimated closure costs of Intellicom.  The Company believes the net liabilities for discontinued operations at June 30, 2008 adequately estimate the remaining costs associated with Intellicom discontinued operations.

9.

Share-Based Compensation

Total share-based compensation expense was $33,000 and $66,000 for the three months ended June 30, 2008 and 2007, respectively, and $66,000 and $128,000 for the six months ended June 30, 2008 and 2007, respectively.  Related tax benefits of $12,000 and $23,000 were recognized for the three months ended June 30, 2008 and 2007, respectively, and $23,000 and $45,000 for the six months ended June 30, 2008 and 2007, respectively.

Under the terms of the Company’s stock-based compensation plan, option exercise prices are equal to the quoted market price of the shares at the date of grant; option terms are ten years; and vesting periods range from three to four years.  The Company may also grant shares of restricted stock, stock appreciation rights and share-based performance awards.  Restricted shares are valued at the quoted market price of the shares at the date of grant, and have a three year vesting period.

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2008:

	Outstanding	Exercisable

Number of options	408,775	372,282
Weighted average exercise price per share	$14.81	$15.10
Aggregate intrinsic value of options	$101,906	$101,906
Weighted average contractual term remaining	4.98 years	4.68 years

The Company’s stock option activity for the six months ended June 30, 2008 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2007	443,499	$15.02

Expired	(34,724)	17.47

Balance, June 30, 2008	408,775	$14.81

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended June 30, 2008 and 2007:

	June 30,
	2008	2007

Volatility	-	21.11%
Risk-free interest rate	-	4.76%
Dividend yield	-	-
Expected lives in years	-	5.00
Weighted average fair value	$-	$4.46

No options were granted for the six months ended June 30, 2008.

Compensation expense of $32,000 and $66,000 was recognized for the three months ended June 30, 2008 and 2007, respectively, and $65,000 and $128,000 for the six months ended June 30, 2008 and 2007, respectively, for the portion of the fair value of stock options vesting during that period.

As of June 30, 2008, there was approximately $162,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The Company issued 12,000 restricted stock awards during the six months ended June 30, 2008, with a weighted-average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2007.  Restricted stock expense was $1,000 and $0, for the three months ended June 30, 2008 and 2007, respectively and $1,000 and $0 for the six months ended June 30, 2008 and 2007, respectively.

The following table summarizes restricted stock activity for the six months ended June 30, 2008:

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2007	-	$-

Granted	12,000	6.92

Balance, June 30, 2008	12,000	$6.92

As of June 30, 2008, there was approximately $82,000 of total unrecognized compensation expense related to non-vested restricted stock which will be recognized over the remaining requisite service periods.

10.

Other Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Condensed Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale.  The comprehensive income for the three months and six months ended June 30, 2008 and 2007 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$784	$1,175	$1,590	$2,289
Net unrealized gains (losses) arising during
the period, net of income taxes	(354)	(747)	(569)	(546)
Comprehensive income	$430	$428	$1,021	$1,743

11.

Segment Information

Segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Independence American:
Medical stop-loss	$14,785	$18,444	$30,050	$34,150
Fully Insured	9,830	10,933	19,700	19,962
DBL	858	938	1,761	1,879
Total Independence American	25,473	30,315	51,511	55,991

MGU Subsidiaries and Agencies	4,169	2,297	6,609	4,640
Corporate	16	50	71	100
Net realized investment gains and (losses)	(495)	17	(625)	26

	$29,163	$32,679	$57,566	$60,757

Income (loss) from continuing operations
before income tax:
Independence American
Medical stop-loss	$603	$1,109	$1,480	$2,115
Fully Insured	477	558	587	1,052
DBL	108	93	243	258
Total Independence American	1,188	1,760	2,310	3,425

MGU Subsidiaries and Agencies	885	392	1,476	754
Corporate	(351)	(364)	(671)	(665)
Net realized investment gains and (losses)	(495)	17	(625)	26

	$1,227	$1,805	$2,490	$3,540

12.

Marketing Agreements

In February 2006, Independence American entered into an agreement with Employers Direct Health (“EDH”).  Under this agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and has moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the three and six month period ended June 30, 2008.  The IHC stock is held by Independence American as collateral to satisfy EDH’s obligation under the profit/loss sharing agreement.

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability. Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company recorded a derivative liability (“EDH Derivative”) and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The value of the EDH Derivative is evaluated each quarter and the corresponding change in fair value is reflected in net realized investment gains in the Condensed Consolidated Statements of Operations.  As of June 30, 2008, the value of the derivative was $1,588,000.  The value of the derivative increased $237,000 for the three months ended June 30, 2008, and increased $340,000 for the six months ended June 30, 2008.  If the EDH Agreement is extended to December 31, 2016, subject to satisfaction of certain further conditions as to premium volume and profitability, EDH would be entitled to up to an additional $5,000,000 depending on the value of the IHC Stock as of December 31, 2016.  In addition, EDH could be entitled to a $1,000,000 bonus on December 31, 2013, subject to satisfaction of certain conditions as to premium volume and profitability.

The Company has classified the $2,500,000 payment and $743,000 original value of the derivative as an intangible asset that is being amortized over the five year contract period.  Such amortization started January 1, 2007 to coincide with the transfer of business on January 1, 2007.

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our marketing organizations, including our three medical stop-loss managing general underwriter subsidiaries (“our MGUs"), and our majority owned marketing organizations HIO and IPA.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 49.7% of AMIC's stock, and IHC's senior management has provided direction to the Company through service agreements between the Company and IHC.  As of June 30, 2008, Independence American’s primary source of revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and short-term statutory disability benefit product in New York State ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  In 2007, Independence American began writing small-group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical.  Given its enhanced A- (Excellent) rating from A.M. Best Company ("A.M. Best") and recent acquisitions, Independence American expects to expand the distribution of its medical stop-loss and fully insured health products.

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

The following is a summary of key performance information and events:

•

Net income per share decreased to $.19 per share, diluted, or $1.6 million, for the six months ended June 30, 2008, compared to $.27 per share, diluted, or $2.3 million for the six months June 30, 2007.  Net income per share decreased to $.09 per share, diluted, or $0.8 million, for the three months ended June 30, 2008, compared to $.14 per share, diluted, or $1.2 million for the three months June 30, 2007.

•

The book value of the Company increased to $10.09 per share at June 30, 2008 compared to $9.96 per share at December 31, 2007.

•

Of the aggregate carrying value of the Company’s investment assets, approximately 93.8% was invested in investment grade fixed maturities, securities purchased under resale agreements, and cash and cash equivalents at June 30, 2008. Also at such date, 100% of the Company's fixed maturities were investment grade.

•

The return on investments of the Company was 5.2% and 5.4% for the six months ended June 30, 2008 and 2007, respectively.

Independence American Insurance Company

•

Premiums earned decreased 8% from $54.5 million for the six months ended June 30, 2007 to $50.0 million for the six months ended June 30, 2008, primarily due to a decrease in stop-loss and fully insured health premiums assumed from IHC, offset by an increase in direct fully insured health premiums due to Company’s agreement with EDH (see Note 12 of Notes to Condensed Consolidated Financial Statements).

•

Is licensed in 49 states and the District of Columbia.

•

The average percentage of gross medical stop-loss premiums written ceded from IHC to Independence American was 22.8% and 22.5% during the six months ended June 30, 2008 and 2007, respectively.

•

For the six months ended June 30, 2008, Independence American wrote $2.6 million of medical stop-loss business and $11.3 million of small group major medical business pursuant to the EDH agreement.

•

For the six months ended June 30, 2008, Independence American wrote $1.3 million of individual health business produced by our marketing organization IPA, and ceded 50% to a third-party reinsurer.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on the three lines of business within the Independence American segment for the three months and six months ended June 30, 2008 and 2007, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Premiums Earned	$14,252	$17,867	$28,953	$32,981
Insurance Benefits Claims and Reserves	9,795	12,185	19,368	22,423
Expenses	4,387	5,150	9,202	9,612

Loss Ratio(A)	68.7%	68.2%	66.9%	68.0%
Expense Ratio (B)	30.8%	28.8%	31.8%	29.1%
Combined Ratio (C)	99.5%	97.0%	98.7%	97.1%

▪ Fully Insured Health	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Premiums Earned	$9,629	$10,757	$19,289	$19,677
Insurance Benefits Claims and Reserves	6,647	7,478	14,108	13,844
Expenses	2,706	2,897	5,005	5,066

Loss Ratio(A)	69.0%	69.5%	73.1%	70.4%
Expense Ratio (B)	28.1%	26.9%	25.9%	25.7%
Combined Ratio (C)	97.1%	96.4%	99.0%	96.1%

▪ DBL	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Premiums Earned	$840	$919	$1,723	$1,834
Insurance Benefits Claims and Reserves	476	575	994	1,078
Expenses	274	270	524	543

Loss Ratio(A)	56.7%	62.6%	57.7%	58.8%
Expense Ratio (B)	32.6%	29.4%	30.4%	29.6%
Combined Ratio (C)	89.3%	92.0%	88.1%	88.4%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

MGU Subsidiaries and Agencies (IndependenceCare, Marlton, RAS, HIO, IPA)

•

For the six months ended June 30, 2008, our MGUs generated revenues of $4.9 million compared to $4.6 million for the six months ended June 30, 2007, an increase of 7%, due to higher profit commissions, slightly offset by lesser fee income due to the lower volume of premium underwritten.  For the three months ended June 30, 2008, our MGUs generated revenues of $2.5 million compared to $2.3 million for the three months ended June 30, 2007, an increase of 9%, due to higher profit commissions, slightly offset by lesser fee income due to the lower volume of premium underwritten.

•

On April 1, 2008, the Company purchased the remaining 20% interest in Marlton, thereby increasing its interest in this medical stop-loss MGU to 100% (see Note 6 of Notes to Condensed Consolidated Financial Statements).

•

On April 15, 2008, the Company acquired a 51% interest in Independent Producers of America, LLC (“IPA”) (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of June 30, 2008 was $40,170,000.

Managing General Underwriters

IndependenceCare markets and underwrites employer medical stop-loss, provider excess loss and HMO Reinsurance products for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  In 2006, IndependenceCare Underwriting Services – Tennessee LLC and IndependenceCare Underwriting Services – Southwest LLC were converted from MGUs to regional sales offices.  IndependenceCare's 11 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.  RAS markets and underwrites employer medical stop-loss and group life for Standard Security Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 11 marketing, underwriting and claims personnel.  Marlton is an employer medical stop-loss and group life MGU for Standard Security Life, Madison National Life and two other carriers.  Marlton, which is based in Voorhees, New Jersey, has 26 marketing, underwriting, medical management and claims employees.

The Company has a 23% interest in Majestic, an employer medical stop-loss MGU for Standard Security Life and another carrier.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 23 marketing, underwriting, medical management and claims employees.  On April 1, 2008, a wholly owned subsidiary of IHC purchased an additional 14.7% interest in Majestic, thereby increasing IHC’s interest in this medical stop-loss MGU to 77%.

Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. on November 14, 2002, the Company was a holding company principally engaged in providing internet services through several discontinued operations.  Discontinued operations include management’s estimates of costs to settle its outstanding liabilities.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2007.  Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2007.  During the six months ended June 30, 2008, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2007.

Results of Operations for the Three Months Ended June 30, 2008, Compared to the Three Months Ended June 30, 2007

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and	Minority
2008	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$14,252	-	533	9,795	4,350	37	-	$603
Fully Insured Health	9,629	-	201	6,647	2,581	125	-	477
DBL	840	-	18	476	274	-	-	108
Total Independence
American	24,721	-	752	16,918	7,205	162	-	1,188
MGU Subs and
Agencies	-	4,059	110	-	3,174	23	87	885
Corporate	-	-	16	-	367	-	-	(351)
Subtotal	$24,721	4,059	878	16,918	10,746	185	87	1,722

Net realized investment (losses)								(495)
Income before income taxes								1,227
Income taxes								(443)
Net income								$784

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and	Minority
2007	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$17,867	-	577	12,185	5,114	36	-	$1,109
Fully Insured Health	10,757	-	176	7,478	2,771	126	-	558
DBL	919	-	19	575	270	-	-	93
Total Independence
American	29,543	-	772	20,238	8,155	162	-	1,760
MGU Subs and
Agencies	-	2,228	69	-	1,778	79	48	392
Corporate	-	-	50	-	414	-	-	(364)
Subtotal	$29,543	2,228	891	20,238	10,347	241	48	1,788

Net realized investment gains								17
Income before income taxes and discontinued operations								1,805
Income taxes								(630)
Net income								$1,175

Premiums Earned.  Premiums earned decreased 16%, or $4,822,000, to $24,721,000 for the three months ended June 30, 2008, compared to $29,543,000 for the three months ended June 30, 2007.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $14,252,000 and $17,867,000 for the three months ended June 30, 2008 and June 30, 2007, respectively.  The decrease is primarily due to a decrease in medical stop-loss premiums assumed by Independence American ($3,561,000).  Premiums relating to group medical, short-term medical (“STM”) and individual health were $9,629,000 and $10,757,000 for the three months ended June 30, 2008 and June 30, 2007, respectively.  The decrease is primarily due to a net decrease in group medical and STM premiums assumed from IHC and those produced by EDH, offset by premium produced by IPA.  Premiums relating to DBL were $840,000 and $919,000 for the three months ended June 30, 2008 and June 30, 2007, respectively, a decrease due to a reduction in rates.  For the three months ended June 30, 2008, Independence American assumed 10% of IHC’s STM business, 9.4% of IHC’s group medical business, 20% of IHC’s DBL business and 22.8% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU Fee Income.  MGU fee income increased $247,000 to $2,471,000 for the three months ended June 30, 2008, compared to $2,224,000 for the three months ended June 30, 2007.  MGU fee income-administration decreased $186,000 to $2,023,000 for the three months ended June 30, 2008, compared to $2,209,000 for the three months ended June 30, 2007, as our  MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission increased $433,000 to $448,000 for the three months ended June 30, 2008, compared to $15,000 for the three months ended June 30, 2007 as a result of favorable loss ratios experienced at certain of our MGUs.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2008 are based on business written during portions of 2005, 2006 and 2007.

Net Investment Income.  Net investment income decreased $13,000 to $878,000 for the three months ended June 30, 2008, compared to $891,000 for the three months ended June 30, 2007 due to lower average investible assets.  The return on investments of the Company was 5.4% for the three months ended June 30, 2008 and June 30, 2007.

Net Realized Investment Gains (Losses).  The Company recorded a net realized investment loss of $(495,000) for the three months ended June 30, 2008, compared to gains of $17,000 for the three months ended June 30, 2007.  Included in the three months ended June 30, 2008 and 2007 is an unrealized loss of $237,000 and $24,000, respectively, representing an increase in the value of the derivative liability relating to the agreement with EDH (see Note 12 of Notes to Condensed Consolidated Financial Statements).  For the three months ended June 30, 2008 and 2007, the Company recorded a realized loss of $372,000 and $0, respectively, for other-than-temporary impairments.  The loss of $372,000 as of June 30, 2008 represents a loss on preferred stock that the Company determined to be other-than-temporary due to the severity of the decrease in market values and the length of time that these securities were in a loss position.  See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $1,584,000 to $1,588,000 for the three months ended June 30, 2008, compared to $4,000 for the three months ended June 30, 2007.  The increase is primarily due to commission income of $1,387,000 from IPA and lead revenue of $197,000 from HIO.  IPA and HIO were acquired subsequent to June 30, 2007.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 16%, or $3,320,000, to $16,918,000 for the three months ended June 30, 2008, compared to $20,238,000 for the three months ended June 30, 2007.  The decrease of $3,320,000 is primarily comprised of a $2,390,000 decrease in medical stop-loss due to a decrease in volume of business written, an $830,000 decrease in fully insured health as a result of lower volume of group medical written by Independence American.

Selling, General and Administrative.  Selling, general and administrative expenses increased $399,000 to $10,746,000 for the three months ended June 30, 2008, compared to $10,347,000 for the three months ended June 30, 2007.  This increase is primarily due to the additional expenses of IPA of $1,604,000 which include commissions and other general expenses of the agency, and higher underwriting expenses inclusive of administration fees of $221,000, offset by lower commissions expense of $1,298,000 incurred by Independence American resulting primarily from a decrease in premiums assumed in medical stop-loss business.

Amortization and Depreciation.  Amortization and depreciation expense decreased $56,000 to $185,000 for the three months ended June 30, 2008, compared to $241,000 for the three months ended June 30, 2007.  The decrease in amortization is the result of the Company fully amortizing the intangible asset associated with the previous broker/TPA relationships in the prior year, slightly offset by additional amortization expense as a result of the acquisition of the remaining 20% interest in Marlton (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Minority Interest.   The Company recorded minority interest expense of $87,000 for the three months ended June 30, 2008 and $48,000 for the three months ended June 30, 2007.  The June 30, 2008 expense relates to the 49% minority interest in IPA and 49% minority interest in HIO.  The June 30, 2007 expense relates to the 20% minority interest in Marlton.

Income Taxes.  The provision for income taxes decreased $187,000 to $443,000, an effective rate of 36.1%, for the three months ended June 30, 2008, compared to $630,000, an effective rate of 34.9%, for the three months ended June 30, 2007.  Net income for the three months ended June 30, 2008 and 2007 includes a non-cash provision for federal income taxes of $380,000 and $560,000, respectively.  The effective rate of 36.1% for the three months ended June 30, 2008 is higher than the same period in 2007 due to a higher state tax effective rate.  The state tax effective rate increased to 3.0% for the three months ended June 30, 2008 from 1.9% for the three months ended June 30, 2007.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will increase relative to a decrease in Independence American’s pre-tax income.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (Loss).  The Company’s net income decreased to $784,000, or $.09 per share, diluted, for the three months ended June 30, 2008, compared to $1,175,000, or $.14 per share, diluted, for the three months ended June 30, 2007.

Results of Operations for the Six Months Ended June 30, 2008, Compared to the Six Months Ended June 30, 2007

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and	Minority
2008	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$28,953	-	1,097	19,368	9,129	73	-	$1,480
Fully Insured Health	19,289	-	411	14,108	4,754	251	-	587
DBL	1,723	-	38	994	524	-	-	243
Total Independence
American	49,965	-	1,546	34,470	14,407	324	-	2,310
MGU Subs and
Agencies	-	6,491	118	-	4,944	37	152	1,476
Corporate	-	2	69	-	742	-	-	(671)
Subtotal	$49,965	6,493	1,733	34,470	20,093	361	152	3,115

Net realized investment (losses)								(625)
Income before income taxes								2,490
Income taxes								(900)
Net income								$1,590

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and	Minority
2007	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$32,981	-	1,169	22,423	9,539	73	-	$2,115
Fully Insured Health	19,677	-	285	13,844	4,815	251	-	1,052
DBL	1,834	-	45	1,078	543	-	-	258
Total Independence
American	54,492	-	1,499	37,345	14,897	324	-	3,425
MGU Subs and
Agencies	-	4,497	143	-	3,625	162	99	754
Corporate	-	-	100	-	765	-	-	(665)
Subtotal	$54,492	4,497	1,742	37,345	19,287	486	99	3,514

Net realized investment gains								26
Income before income taxes and discontinued operations								3,540
Income taxes								(1,251)
Net income								$2,289

Premiums Earned.  Premiums earned decreased 8%, or $4,527,000, to $49,965,000 for the six months ended June 30, 2008, compared to $54,492,000 for the six months ended June 30, 2007.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $28,953,000 and $32,981,000 for the six months ended June 30, 2008 and June 30, 2007, respectively.  The decrease is primarily due to a decrease in medical stop-loss premiums ($4,032,000) assumed by Independence American, offset by an increase in medical stop-loss written by Independence American primarily as a result of the Company’s agreement with EDH ($163,000).  Premiums relating to group medical, short-term medical (“STM”) and individual health were $19,289,000 and $19,677,000 for the six months ended June 30, 2008 and June 30, 2007, respectively.  The decrease is primarily due to a net decrease in group medical and STM premiums assumed from IHC and produced by EDH, offset by premium produced by IPA.  Premiums relating to DBL were $1,723,000 and $1,834,000 for the six months ended June 30, 2008 and June 30, 2007, respectively, a decrease due to a reduction in rates.  For the six months ended June 30, 2008, Independence American assumed 10% of IHC’s STM business, 9.5% of IHC’s group medical business, 20% of IHC’s DBL business and 22.8% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU Fee Income.  MGU fee income increased $324,000 to $4,810,000 for the six months ended June 30, 2008, compared to $4,486,000 for the six months ended June 30, 2007.  MGU fee income-administration decreased $331,000 to $4,081,000 for the six months ended June 30, 2008, compared to $4,412,000 for the six months ended June 30, 2007, as our  MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission increased $655,000 to $729,000 for the six months ended June 30, 2008, compared to $74,000 for the six months ended June 30, 2007 as a result of favorable loss ratios experienced at certain of our MGUs.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2008 are based on business written during portions of 2005, 2006 and 2007.

Net Investment Income.  Net investment income decreased $9,000 to $1,733,000 for the six months ended June 30, 2008, compared to $1,742,000 for the six months ended March 31, 2007 due to lower average investible assets and a lower return on investments.  The return on investments of the Company was 5.2% for the six months ended June 30, 2008 and 5.4% for the comparable period in 2007.

Net Realized Investment Gains (Losses).  The Company recorded a net realized investment loss of $(625,000) for the six months ended June 30, 2008, compared to gains of $26,000 for the six months ended June 30, 2007.  Included in the six months ended June 30, 2008 and, 2007 is an unrealized loss of $340,000 and $56,000, respectively, representing an increase in the value of the derivative liability relating to the agreement with EDH (see Note 12 of Notes to Condensed Consolidated Financial Statements).  For the six months ended June 30, 2008 and 2007, the Company recorded a realized loss of $372,000 and $0, respectively, for other-than-temporary impairments.  The loss of $372,000 as of June 30, 2008 represents a loss on preferred stock that the Company determined to be other-than-temporary due to the severity of the decrease in market values and the length of time that these securities were in a loss position.  See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $1,672,000 to $1,683,000 for the six months ended June 30, 2008, compared to $11,000 for the six months ended June 30, 2007.  The increase is primarily due to commission income of $1,387,000 from IPA and lead revenue of $286,000 from HIO.  IPA and HIO were acquired subsequent to June 30, 2007.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 8%, or $2,875,000 to $34,470,000 for the six months ended June 30, 2008, compared to $37,345,000 for the six months ended June 30, 2007.  The decrease of $2,875,000 is primarily comprised of a $3,055,000 decrease in medical stop-loss due to a decrease in volume of business written, partially offset by a $264,000 increase in fully insured health as a result of higher claims on business underwritten primarily in 2007.

Selling, General and Administrative.  Selling, general and administrative expenses increased $806,000 to $20,093,000 for the six months ended June 30, 2008, compared to $19,287,000 for the six months ended June 30, 2007.  This increase is primarily due to the additional expense of IPA of $1,604,000 which include commissions and other general expenses of the agency, and higher underwriting expenses inclusive of administration fees of $468,000, offset by lower commissions expense of $1,119,000 incurred by Independence American resulting primarily from a decrease in premiums assumed in medical stop-loss business.

Amortization and Depreciation.  Amortization and depreciation expense decreased $125,000 to $361,000 for the six months ended June 30, 2008, compared to $486,000 for the six months ended June 30, 2007.  The decrease in amortization is the result of the Company fully amortizing the intangible asset associated with the previous broker/TPA relationships in the prior year, slightly offset by additional amortization expense as a result of the acquisition of the remaining 20% interest in Marlton (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Minority Interest.   The Company recorded minority interest expense of $152,000 for the six months ended June 30, 2008 and $99,000 for the six months ended June 30, 2007.  The June 30, 2008 expense relates to the 49% minority interest in IPA for the second quarter ended June 30, 2008; the 49% minority interest in HIO for the six months ended June 30, 2008; and the 20% minority interest in Marlton for the first quarter ended March 31, 2008.  The June 30, 2007 expense relates to the 20% minority interest in Marlton.

Income Taxes.  The provision for income taxes decreased $351,000 to $900,000 an effective rate of 36.1%, for the six months ended June 30, 2008, compared to $1,251,000, an effective rate of 35.3%, for the six months ended June 30, 2007.  Net income for the six months ended June 30, 2008 and 2007 includes a non-cash provision for federal income taxes of $775,000 and $1,122,000, respectively.  The effective rate of 36.1% for the six months ended June 30, 2008 is higher than the same period in 2007 due to a higher state tax effective rate.  The state tax effective rate increased to 3.2% for the six months ended June 30, 2008 from 1.9% for the six months ended June 30, 2007.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will increase relative to a decrease in Independence American’s pre-tax income.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (Loss).  The Company’s net income decreased to $1,590,000 or $.19 per share, diluted, for the six months ended June 30, 2008, compared to $2,289,000, or $.27 per share, diluted, for the six months ended June 30, 2007.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  Other than Independence American, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to their parent company.  Delaware insurance laws and regulations govern the ability of Independence American to pay dividends to its parent company.  For the six months ended June 30, 2008, our MGUs paid $1,487,000 in dividends to Corporate.

Cash Flows

As of June 30, 2008, the Company had $62,528,000 of cash, cash equivalents, and investments net of amounts due to/from brokers compared with $67,350,000 as of December 31, 2007.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2008 was $1,424,000.  Net cash flows were the result of insurance revenues and fees from our MGUs, partially offset by higher claims and losses.

Net cash used by investing activities of continuing operations for the six months ended June 30, 2008 was $4,907,000.  This resulted from purchases of ownership interests in IPA and Marlton (see Note 6 of Notes to Condensed Consolidated Financial Statements).

At June 30, 2008, the Company had $14,074,000 of restricted cash at our MGUs.  The amount at our MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $14,074,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by our MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by our MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at our MGUs, our MGUs are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each insurance carrier into a bank account that our MGUs can access.  The cash is used by our MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables our MGUs to reimburse claims in a timely manner.

The Company has $32,016,000 of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business.  If necessary, the Company could sell fixed maturity investments if the timing of claim payments associated with the Company’s insurance resources does not coincide with future cash flows.

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

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable insurance statutes and regulations which have been promulgated primarily for the protection of policyholders.  Of the aggregate carrying value of the Company's investment assets, approximately 93.8% was invested in investment grade fixed income securities, securities purchased under resale agreements, and cash and cash equivalents at June 30, 2008.  The Company's gross unrealized losses on available-for-sale securities totaled $2,067,000 at June 30, 2008.  All of these securities were investment grade.  The Company holds all fixed maturities and preferred stock as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).  These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  The Company does not have any non-performing fixed maturities at June 30, 2008.

At June 30, 2008, the Company had $1.5 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA.  Of this amount, 78% were in CMOs that originated in 2005 or earlier and 22% were in CMOs that originated in 2006.  While these mortgages have seen lower quoted market values recently, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance.  The Company's mortgage security portfolio has no direct exposure to sub-prime mortgages.  The decline in market value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.  Some of these financial institutions have exposure to sub-prime mortgages.  The unrealized loss for CMO and ABS securities is primarily attributable to Alt-A mortgages as described above.  The unrealized losses on corporate securities are due to wider spreads.  Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the six months ended June 30, 2008, the Company recorded a realized loss of $372,000 for other-than-temporary impairments from preferred stocks.  As the Company carries all of its assets at market value, this unrealized loss had, to a large extent, been previously recorded in our book value.  For the six months ended June 30, 2007 the Company did not record any losses for other-than-temporary impairments.

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

For the six months ended June 30, 2008, 71% of Independence American’s premiums earned were derived from assumed reinsurance premiums.  Of the assumed reinsurance premiums, 74% were related to medical stop-loss business, 21% were related to fully insured health business, and 5% were related to short-term statutory disability benefit product in New York State ("DBL").  For the six months ended June 30, 2008, Standard Security Life and Madison National Life ceded an average of 22.8% of their medical stop-loss business to Independence American.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers.  For the six months ended June 30, 2008, Independence American received between 10% and 25% of the premium on these unaffiliated programs.  Our MGUs anticipate a decrease in their production of medical stop-loss business in 2008.  IHC has reported that it expects its gross medical stop-loss and DBL premiums to decrease slightly in 2008.

Insured Premiums

For the six months ended June 30, 2008 and 2007, 29% and 23%, respectively, of Independence American’s premiums earned were derived from premiums written as an issuing carrier.  Of the premiums for the period ended June 30, 2008, 18% were related to medical stop-loss business and 82% were related to small group major medical and STM business.  In 2007, Independence American began writing small group major medical, medical stop-loss, and major medical plans for individuals and families.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.  We believe that this growth will accelerate as a result of Independence American, which is domiciled in Delaware and licensed to write property and/or casualty insurance in 49 states and the District of Columbia, achieving an A- (Excellent) rating from A.M. Best in the fourth quarter of 2007.

In February 2006, Independence American entered into an agreement with a marketing organization with a block of fully insured health business, including CDHPs, primarily sold to small employer groups, and medical stop-loss, to begin writing for Independence American.  The organization that produces this business began writing employer medical stop-loss through Independence American in 2006, and moved the majority of its existing block of fully insured and stop-loss health insurance to Independence American during 2007.  Independence American will be the exclusive issuing carrier for business underwritten by this organization through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and this organization could be entitled to additional cash consideration (see Note 12 of Notes to Condensed Consolidated Financial Statements).

 On April 15, 2008, the Company acquired the assets and operating subsidiaries of Independent Producers Group of America, Inc. (“IPG”) through an indirect 51% owned subsidiary – IPA (see Note 6 of Notes to Condensed Consolidated Financial Statements).  IPA operates under a controlled career agent distribution model in which independent producers sell health plans to individuals and families utilizing Independence American as the carrier.  It is expected that, within 12 months, the majority of the new premium and fees generated will be placed through Independence American, although it is anticipated that in certain states (and for certain ancillary benefits) other carriers (including those owned by IHC) may also be utilized.  The Company believes that this acquisition significantly expands its ability to sell individual and limited medical plans to the self-employed as well as individuals and their families, which are rapidly expanding markets.  Independence American retains 50% of the risk on this business which is being administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.

On October 5, 2007, the Company acquired certain assets, including the domain name www.healthinsurance.org.  These assets were acquired by Healthinsurance.org, LLC, an indirect, 51%-owned subsidiary of the Company (“HIO”). This acquisition gives the Company access to a well-established internet domain that generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  As a result of the acquisition, the Company plans to increase the number of daily leads through search engine optimization and cross-marketing with its related companies.  The Company and its affiliates plan to provide on-line enrollment tools through service agreements with leading health insurance distributors to market the individual health and dental products of Independence American and related companies.  In the first six months of 2008, approximately 90,000 quotes for health insurance were generated from www.healthinsurance.org, resulting in over 3,000 completed applications, of which about 100 are for health and dental products of the Company and its affiliates.

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

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A. to Part 1 of Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on June 20, 2008, the following six nominees were re-elected for one-year terms on the Board of Directors:

Edward A. Bennett, Edward Netter, Myron M. Picoult, Ronald I. Simon, Roy T.K. Thung, Martin E. Winter.

The vote on the election of the above nominees was:

For

At least 7,163,684 shares

Withheld

No more than 766,428 shares

In addition, at such meeting, the appointment of KPMG LLP as independent auditors for 2008 was ratified by a vote of 7,911,231 shares for, 8,848 shares against, and 10,033 shares abstaining.  There were no broker non-votes.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung__________________________ Roy T.K. Thung Chief Executive Officer and President	Date:	August 11, 2008

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	August 11, 2008