Form 10-Q
period 2008-09-30
AMERICAN INDEPENDENCE CORP
filed 2008-11-10
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2008
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [   ]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2008
Common stock, $0.01 par value	8,503,989 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2008	December 31,
ASSETS:	(Unaudited)	2007
Investments:
Short-term investments, at amortized cost, which approximates fair value	$2,464	$4,786
Securities purchased under agreements to resell	2,429	5,923
Fixed maturities available-for-sale, at fair value	47,853	46,112
Equity securities available-for-sale, at fair value	2,843	3,327

Total investments	55,589	60,148

Cash and cash equivalents	3,385	6,284
Restricted cash ($8,183 and $12,824, respectively, restricted by related parties)	11,367	15,201
Accrued investment income	666	471
Premiums receivable ($6,058 and $7,103, respectively, due from related parties)	9,634	9,926
Net deferred tax asset	11,948	12,455
Due from reinsurers ($8,648 and $9,242, respectively, due from related parties)	10,575	10,845
Goodwill	23,561	20,485
Intangible assets	3,454	2,811
Accrued fee income ($520 and $782, respectively, due from related parties)	1,088	1,113
Other assets	6,204	2,376

TOTAL ASSETS	$137,471	$142,115

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($22,383 and $22,973, respectively, due to related parties)	$33,100	$32,311
Premium and claim funds payable ($8,183 and $12,824, respectively, due to related parties)	11,367	15,201
Derivative liability	291	1,248
Commission payable ($2,679 and $2,455, respectively, due to related parties)	3,396	3,345
Accounts payable, accruals and other liabilities ($390 and $339, respectively, due to related parties)	3,161	2,633
State income taxes payable	539	453
Due to reinsurers ($3 and $1,789, respectively, due to related parties)	24	1,796
Net liabilities associated with discontinued operations	290	399

Total liabilities	52,168	57,386

Minority interest	420	52

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,503,989 shares outstanding, respectively	92	92
Additional paid-in capital	479,744	479,640
Accumulated other comprehensive loss	(3,288)	(1,204)
Treasury stock, at cost, 677,804 shares, respectively	(8,112)	(8,112)
Accumulated deficit	(383,553)	(385,739)

Total stockholders’ equity	84,883	84,677

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,471	$142,115

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Premiums earned ($13,209, $16,226, $44,005 and
$52,381, respectively, from related parties)	$23,881	$26,213	$73,846	$80,705
MGU and agency income ($1,263, $1,633, $5,000 and $5,061, respectively, from related parties)	4,092	2,643	10,575	7,129
Net investment income	843	954	2,576	2,696
Net realized investment gains (losses)	(270)	90	(555)	172
Other income (loss)	1,302	(62)	972	(107)

	29,848	29,838	87,414	90,595

EXPENSES:
Insurance benefits, claims and reserves ($9,445, $14,084, $30,561and $39,217, respectively, from related parties)	18,786	22,234	53,256	59,579
Selling, general and administrative expenses ($4,116, $5,395, $13,866 and $14,907, respectively, from related parties)	9,742	9,517	29,835	28,804
Amortization and depreciation	224	243	585	729
Minority interest	169	50	321	149

	28,921	32,044	83,997	89,261

Income (loss) before income tax	927	(2,206)	3,417	1,334
Provision (benefit) for income taxes	331	(750)	1,231	501

Net income (loss)	$596	$(1,456)	$2,186	$833

Basic income (loss) per common share:	$.07	$(.17)	$.26	$.10

Shares used to compute basic income (loss) per share	8,504	8,504	8,504	8,477

Diluted income (loss) per common share:	$.07	$(.17)	$.26	$.10

Shares used to compute diluted income (loss) per share	8,504	8,504	8,504	8,528

See accompanying notes to condensed consolidated financial statements.

 American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,186	$833
Adjustments to net income:
Net realized investment (gains) losses	555	(172)
Amortization and depreciation	585	729
Equity loss in Majestic	32	11
Deferred tax expense	1,180	448
Non-cash stock compensation expense	104	179
Change in operating assets and liabilities:
Net sales of trading securities	143	234
Change in insurance reserves	789	9,213
Change in net amounts due from and to reinsurers	(1,502)	228
Change in accrued fee income	25	(216)
Change in premiums receivable	292	(8,347)
Change in income taxes	(39)	1
Change in other assets and other liabilities	(3,651)	1,926

Net cash provided by operating activities of continuing operations	699	5,067
Net cash (used by) operating activities of discontinued operations	(109)	(111)
Net cash provided by operating activities	590	4,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	2,368	69
Net sales of securities under resale and repurchase agreements	3,494	5,081
Sales of and principal repayments on fixed maturities	11,718	5,699
Maturities and other repayments of fixed maturities	4,503	2,398
Purchases of fixed maturities	(19,975)	(15,543)
Sales of equity securities	622	863
Purchases of equity securities	(962)	(2,444)
Acquisition of Marlton 20% interest (see Note 6)	(3,700)	-
Acquisition of IPA, LLC, net of cash acquired (see Note 6)	(1,557)	-
Distributions from interest in partnerships	-	62

Net cash (used by) investing activities	(3,489)	(3,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	237

Net cash provided by financing activities	-	237

Increase (decrease) in cash and cash equivalents	(2,899)	1,378
Cash and cash equivalents, beginning of period	6,284	1,940
Cash and cash equivalents, end of period	$3,385	$3,318

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$82	$50

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

 American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; and e) our 51% ownership in Independent Producers of America, LLC (“IPA”), a national, career agent marketing organization.  IndependenceCare, RAS and Marlton are collectively referred to as "our MGUs".  HIO and IPA are collectively referred to as “our Agencies”.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Independence Holding Company ("IHC"), an insurance holding company, held 49.7% of AMIC’s outstanding common stock at September 30, 2008.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical (“STM”) and group major medical.

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

In the opinion of management, all adjustments that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In September 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP FAS 133-1 and FIN 45-4"). FSP FAS 133-1 and FIN 45-4 expands the disclosure requirements of SFAS 133 for sellers of credit derivatives and hybrid instruments that have embedded credit derivatives to include (a) the nature of the credit derivative, including the approximate term, the reasons for entering into the credit derivative and the events or circumstances that would require the seller to perform under the credit derivative and the current status of the payment/performance risk of the credit derivative, (b) the maximum potential amount of future payments (undiscounted) the seller could be required to make under the credit derivative, (c) the fair value of the credit derivative, and (d) the nature of (1) any recourse provisions that would enable the seller to recover from third parties any of the amounts paid under the credit derivative, and (2) any assets held either as collateral or by third parties that, upon the occurrence of any specified triggering event or condition, the seller can obtain and liquidate to recover all or a portion of the amounts paid under the credit derivative. With respect to hybrid instruments that have an embedded credit derivative, the seller shall disclose the required information for the entire hybrid instrument, not just the embedded derivative. Disclosure requirements of Interpretation 45 were expanded to include the current status of the payment/performance risk of the guarantee. FSP FAS 133-1 and FIN 45-4 shall be effective for annual or interim periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FSP FAS 133-1 and FIN 45-4 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards ("SFAS") No. 128, “Earnings per Share”.  FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted.  The adoption of FSP EITF No. 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of FSP 142-3 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  FASB Staff Position FIN 157-2, "Effective Date of FASB Statement No. 157", amends SFAS 157 to defer its effective date to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years.  The delayed effective date applies to all non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

(D)

Immaterial Correction of an Error

Minority interest is to be reported at the percentage of the historical financial statement carrying amounts of the net assets of the acquired enterprise based on the ownership interest of the remaining minority interest owners in the acquired enterprise.  The Company incorrectly recorded minority interest from the January 1, 2003 acquisition of Marlton based on the fair value of the net assets of the acquired enterprise.  Accordingly, the December 31, 2007 minority interest amount reflected on the consolidated balance sheet has been reduced by $3,987,000 with an offsetting reduction to goodwill.  This correction had no effect on consolidated stockholders' equity or on the results of operations.

(E)

Reclassifications

Certain amounts in prior years' Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2008 presentation, primarily relating to the EDH Derivative (see Note 12 of Notes to Condensed Consolidated Financial Statements).

2.

Income (Loss) Per Common Share

Included in the diluted earnings per share calculations are 51,000 shares for the nine months ended September 30, 2007, from the assumed dilution due to the exercise of options using the treasury stock method.  For the three months ended September 30, 2007, and for the three months and nine months ended September 30, 2008, such shares were deemed anti-dilutive.  Net income (loss) does not change as a result of the assumed dilution.

3.

MGU and Agency Income

The Company records MGU fee income as corresponding policy premiums are earned.  Our MGUs are compensated in two ways.  They earn fee income based on the volume of business produced for marketing, underwriting and administrative services that they provide for their carriers (“fee income–administration”), and earn profit-sharing commissions if such business exceeds certain profitability benchmarks (“fee income–profit commissions”). Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where claim development patterns can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could vary greatly from quarter to quarter.  Agency income consists of commissions, fees and lead revenue earned by our Agencies.

MGU and agency income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

MGU fee income–administration	$1,918	$2,419	$5,999	$6,831

MGU fee income– profit commissions	77	224	806	298

Agency income	2,097	-	3,770	-

	$4,092	$2,643	$10,575	$7,129

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	SEPTEMBER 30, 2008
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$24,680	$33	$(2,028)	$22,685
Collateralized mortgage obligations (CMO)
and asset backed securities (ABS)	8,909	6	(743)	8,172
States, municipalities and political subdivisions	2,527	17	(36)	2,508
U.S. Government	4,873	163	-	5,036
Government sponsored enterprise (GSE)	2,874	9	(13)	2,870
Agency mortgage backed pass
through securities (MBS)	6,556	33	(7)	6,582
Total fixed maturities	$50,419	$261	$(2,827)	$47,853

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$3,565	$-	$(722)	$2,843

	DECEMBER 31, 2007
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$21,332	$55	$(655)	$20,732
Collateralized mortgage obligations (CMO)
and asset backed securities (ABS)	8,929	20	(306)	8,643
States, municipalities and political subdivisions	1,788	2	(13)	1,777
U.S. Government	4,663	112	-	4,775
Government sponsored enterprise (GSE)	5,354	7	(27)	5,334
Agency mortgage backed pass
through securities (MBS)	4,793	59	(1)	4,851
Total fixed maturities	$46,859	$255	$(1,002)	$46,112

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$3,784	$-	$(457)	$3,327

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The following table summarizes, for all securities in an unrealized loss position at September 30, 2008, the aggregate fair value and gross unrealized loss by length of time, those securities have continuously been in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$9,684	$686	$11,583	$1,341	$21,267	$2,027
CMO and ABS	4,001	231	3,383	512	7,384	743
States municipalities and political subdivisions	1,119	32	543	5	1,662	37
U.S. Government	-	-	-	-	-	-
GSE	278	3	1,461	10	1,739	13
Mortgage-backed securities	3,439	7	-	-	3,439	7
Total fixed maturities	$18,521	$959	$16,970	$1,868	$35,491	$2,827

EQUITY SECURITIES:

Preferred stock with maturities	$286	$10	$209	$41	$495	$51
Preferred stock without maturities	925	418	1,249	253	2,174	671
Total preferred stock	$1,211	$428	$1,458	$294	$2,669	$722

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

Substantially all of the unrealized losses at September 30, 2008 and December 31, 2007 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company reviews its investments regularly and monitors its investments for impairments.  At September 30, 2008, the Company had $1.3 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA.  Of this amount, 80% were in CMOs that originated in 2005 or earlier and 20% were in CMOs that originated in 2006.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.  The unrealized loss for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.  Some of these financial institutions have exposure to sub-prime mortgages.  The unrealized loss for CMO and ABS securities is primarily attributable to Alt-A mortgages as described above.  The unrealized losses on corporate securities are due to wider spreads.  Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.

A total of 40 securities were in a continuous unrealized loss position for less than 12 months and 45 securities for 12 months or longer as of September 30, 2008.  A total of 24 securities were in a continuous unrealized loss position for less than 12 months and 51 securities for 12 months or longer as of December 31, 2007.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred.  If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to net realized investment gains in the Condensed Consolidated Statements of Operations, establishing a new cost basis for the security.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  Based on management’s review of the portfolio, which considered these factors, the Company recorded a loss of $669,000 for other-than-temporary impairments for the nine months ended September 30, 2008.  This was due to the severity of the decrease in fair values and the length of time that these securities were in a loss position.  The Company did not record any losses for other-than-temporary impairments for the nine months ended September 30, 2007.  The loss for the three and nine months ended September 30, 2008 is $297,000 and $669,000, respectively, and represents a loss on investment grade bonds and preferred stocks of financial institutions that the Company determined to be other-than-temporary.

Net realized investment gains (losses) for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized investment gains (losses):
Fixed maturities	$-	$-	$(42)	$(59)
Common stock	(93)	185	(10)	290
Preferred stock	-	-	12	(12)
Short-term investments	2	-	2	-
	(91)	185	(38)	219

Other than temporary impairments:
Fixed maturities	(98)	-	(98)	-
Preferred stock	(199)	-	(571)	-
	(297)	-	(669)	-

Trading and other gains (losses)	118	(95)	152	(47)

Net realized investment gains (losses)	$(270)	$90	$(555)	$172

5.

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis.  The adoption of SFAS 157 did not have a material impact on our financial statements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

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

When available, we use quoted market prices to determine fair value and classify such items in Level 1.  In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets and classify such items in Level 2.  When there are limited or inactive trading markets, we use industry–standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information.  These items are classified in Level 3.  Further, we retain independent pricing vendors to assist in valuing certain instruments.

The following section describes the valuation methodologies we use to measure different financial instruments at fair value.

Investments in fixed maturities and equity securities

Investments included in Level 1 are primarily government, agency mortgage-backed securities, certain government sponsored enterprises ("GSEs") and equities with quoted market prices.  Level 2 is primarily comprised of our portfolio of corporate fixed income securities, collateralized mortgage obligations, asset-backed securities, municipals and certain GSEs and certain preferred stocks that were priced with observable market inputs.  Level 3 securities consist of certain CMO and ABS securities, primarily Alt-A mortgages.

Derivative liability

Financial liabilities consist of a derivative liability relating to the EDH Agreement (see Note 12 of Notes to Condensed Consolidated Financial Statements), and is included in Level 2.  The liability is valued using market-observable inputs including market price, interest rate, and volatility within a Black-Scholes model.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Financial Assets
Investment securities held for sale:
Fixed maturities	$14,489	$32,862	$502	$47,853
Equity securities	2,557	286	-	2,843
Total	$17,046	$33,148	$502	$50,696

Financial Liabilities
Derivative liability	$-	$291	$-	$291
Total	$-	$291	$-	$291

Inputs for $502,000 of fixed maturity securities that were observable during the second quarter of 2008 were unobservable at September, 30 2008 as a result of limited or inactive markets.  As of September, 30, 2008, these securities were transferred out of Level 2 and into the Level 3 category.

6.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the nine months ended September 30, 2008 is as follows (in thousands):

		Other Intangible
	Goodwill	Assets

Balance at December 31, 2007	$20,485	$2,811
IPA Acquisition	330	724
Marlton Acquisition	3,182	480
Reduction of valuation allowance on deferred tax assets	(436)	-
Amortization expense	-	(561)
Balance at September 30, 2008	$23,561	$3,454

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

On April 15, 2008, the Company acquired certain of the assets and assumed certain of the liabilities of Insurance Producers Group of America, Inc. and its subsidiaries for $1,750,000, which was funded from corporate liquidity.  These assets were acquired by IPA, an indirect, 51% owned subsidiary of the Company.  Other intangible assets represent various relationships and proprietary technology with estimated useful life spans of 4 to 12 years.

7.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $203,000 and $188,000 for the three months ended September 30, 2008 and 2007, respectively, and $616,000 and $568,000 for the nine months ended September 30, 2008 and 2007, respectively from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

Net liabilities of $290,000 and $399,000 associated with discontinued operations at September 30, 2008 and December 31, 2007, respectively, represent estimated closure costs of Intellicom.  The Company believes the net liabilities for discontinued operations at September 30, 2008 adequately estimate the remaining costs associated with Intellicom discontinued operations.

9.

Share-Based Compensation

Total share-based compensation expense was $39,000 and $51,000 for the three months ended September 30, 2008 and 2007, respectively, and $104,000 and $179,000 for the nine months ended September 30, 2008 and 2007, respectively.  Related tax benefits of $13,000 and $18,000 were recognized for the three months ended September 30, 2008 and 2007, respectively, and $37,000 and $63,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2008:

	Outstanding	Exercisable

Number of options	422,109	377,719
Weighted average exercise price per share	$14.54	$15.07
Aggregate intrinsic value of options	$131,118	$125,251
Weighted average contractual term remaining	4.89 years	4.46 years

The Company’s stock option activity for the nine months ended September 30, 2008 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2007	443,499	$15.02

Granted	13,334	6.35
Expired	(34,724)	17.47

Balance, September 30, 2008	422,109	$14.54

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended September 30, 2008 and 2007:

	September 30,
	2008	2007

Volatility	21.42%	21.11%
Risk-free interest rate	4.00%	4.76%
Dividend yield	-	-
Expected lives in years	5.00	5.00
Weighted average fair value	$2.56	$4.46

Compensation expense of $32,000 and $51,000 was recognized for the three months ended September 30, 2008 and 2007, respectively, and $96,000 and $179,000 for the nine months ended September 30, 2008 and 2007, respectively, for the portion of the fair value of stock options vesting during that period.

As of September 30, 2008, there was approximately $164,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The Company issued 12,000 restricted stock awards during the nine months ended September 30, 2008, with a weighted-average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2007.  Restricted stock expense was $7,000 and $0, for the three months ended September 30, 2008 and 2007, respectively and $8,000 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

The following table summarizes restricted stock activity for the nine months ended September 30, 2008:

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2007	-	$-

Granted	12,000	6.92

Balance, September 30, 2008	12,000	$6.92

As of September 30, 2008, there was approximately $75,000 of total unrecognized compensation expense related to non-vested restricted stock which will be recognized over the remaining requisite service periods.

10.

Other Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Condensed Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale.  The comprehensive income (loss) for the three months and nine months ended September 30, 2008 and 2007 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$596	$(1,456)	$2,186	$833
Net unrealized gains (losses) arising during
the period, net of income taxes	(1,515)	356	(2,084)	(190)
Comprehensive income (loss)	$(919)	$(1,100)	$102	$643

11.

Segment Information

Our MGUs are no longer managed separately as the majority of their business is written by affiliates and is integrated in the management of our stop-loss line of business.  Therefore, the Company has reported the current period’s financial information as one segment with three lines of business.

12.

Marketing Agreements

In February 2006, Independence American entered into an agreement with Employers Direct Health (“EDH”).  Under this agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and has moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the three and nine month period ended September 30, 2008.  The IHC stock is held by Independence American as collateral to satisfy EDH’s obligation under the profit/loss sharing agreement.

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability. Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company recorded a derivative liability (“EDH Derivative”) and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The fair value of the EDH Derivative is evaluated each quarter and the corresponding changes in unrealized gains or losses are reported in other income (loss) in the Condensed Consolidated Statements of Operations.  As of September 30, 2008, the value of the derivative was $291,000.  The value of the derivative decreased $1,297,000 for the three months ended September 30, 2008, and decreased $957,000 for the nine months ended September 30, 2008.  If the EDH Agreement is extended to December 31, 2016, subject to satisfaction of certain further conditions as to premium volume and profitability, EDH would be entitled to up to an additional $5,000,000 depending on the value of the IHC Stock as of December 31, 2016.  In addition, EDH could be entitled to a $1,000,000 bonus on December 31, 2013, subject to satisfaction of certain conditions as to premium volume and profitability.

The Company classified the $2,500,000 payment and $743,000 original value of the derivative as an intangible asset that is being amortized over the five year contract period.  Such amortization started January 1, 2007 to coincide with the transfer of business on January 1, 2007.

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our marketing organizations, including our three medical stop-loss managing general underwriter subsidiaries (“our MGUs"), and our majority owned marketing organizations HIO and IPA (“our Agencies”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 49.7% of AMIC's stock, and IHC's senior management has provided direction to the Company through service agreements between the Company and IHC.  As of September 30, 2008, Independence American’s primary source of revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and short-term statutory disability benefit product in New York State ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  In 2007, Independence American began writing small-group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical.  Given its enhanced A- (Excellent) rating from A.M. Best Company ("A.M. Best") and recent acquisitions, Independence American expects to expand the distribution of its medical stop-loss and fully insured health products.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of September 30, 2008 was $40,138,000.

Managing General Underwriters

IndependenceCare markets and underwrites employer medical stop-loss, provider excess loss and HMO Reinsurance products for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  In 2006, IndependenceCare Underwriting Services – Tennessee LLC and IndependenceCare Underwriting Services – Southwest LLC were converted from MGUs to regional sales offices.  IndependenceCare's 11 employees are responsible for marketing, underwriting, billing and collecting premiums and medically managing, administering and adjudicating claims.  RAS markets and underwrites employer medical stop-loss and group life for Standard Security Life and another carrier. RAS, which is based in South Windsor, Connecticut, has 11 marketing, underwriting and claims personnel.  Marlton is an employer medical stop-loss and group life MGU for Standard Security Life, Madison National Life and two other carriers.  Marlton, which is based in Voorhees, New Jersey, has 27 marketing, underwriting, medical management and claims employees.

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

The following is a summary of key performance information and events:

•

Net income per share increased to $.26 per share, diluted, or $2.2 million, for the nine months ended September 30, 2008, compared to $.10 per share, diluted, or $0.8 million for the nine months September 30, 2007.  Net income per share increased to $.07 per share, diluted, or $0.6 million, for the three months ended September 30, 2008, compared to a loss of $(.17) per share, or $(1.5) million for the three months September 30, 2007.

•

The book value of the Company increased to $9.98 per share at September 30, 2008 compared to $9.96 per share at December 31, 2007.

•

Of the aggregate carrying value of the Company’s investment assets, approximately 94.7% was invested in investment grade fixed maturities, securities purchased under resale agreements, and cash and cash equivalents at September 30, 2008. Also at such date, 100% of the Company's fixed maturities were investment grade.

•

The return on investments of the Company was 5.3% and 5.4% for the nine months ended September 30, 2008 and 2007, respectively.

•

Premiums earned decreased 8% from $80.7 million for the nine months ended September 30, 2007 to $73.8 million for the nine months ended September 30, 2008, primarily due to a decrease in stop-loss and fully insured health premiums assumed from IHC, offset by an increase in direct fully insured health premiums due to the Company’s agreement with EDH (see Note 12 of Notes to Condensed Consolidated Financial Statements), and the additional premiums written by Independent Producers of America, LLC (“IPA”) (see Note 6 of Notes to Condensed Consolidated Financial Statements).

•

Independence American is licensed in 49 states and the District of Columbia.

•

For the nine months ended September 30, 2008, Independence American wrote $3.9 million of medical stop-loss business and $17.1 million of small group major medical business pursuant to the EDH agreement.

•

For the nine months ended September 30, 2008, Independence American wrote $2.6 million of individual health business produced by our marketing organization IPA, and ceded 50% to a third-party reinsurer.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on our three lines of business for the three months and nine months ended September 30, 2008 and 2007, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Premiums Earned	$12,996	$15,674	$41,949	$48,655
Insurance Benefits Claims and Reserves	9,167	14,536	28,535	36,959
Expenses	3,881	4,856	13,083	14,468

Loss Ratio(A)	70.5%	92.7%	68.0%	76.0%
Expense Ratio (B)	29.9%	31.0%	31.2%	29.7%
Combined Ratio (C)	100.4%	123.7%	99.2%	105.7%

▪ Fully Insured Health	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Premiums Earned	$10,052	$9,548	$29,341	$29,225
Insurance Benefits Claims and Reserves	9,194	7,092	23,302	20,936
Expenses	2,004	2,347	7,009	7,413

Loss Ratio(A)	91.5%	74.3%	79.4%	71.6%
Expense Ratio (B)	19.9%	24.6%	23.9%	25.4%
Combined Ratio (C)	111.4%	98.9%	103.3%	97.0%

▪ DBL	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Premiums Earned	$833	$991	$2,556	$2,825
Insurance Benefits Claims and Reserves	425	606	1,419	1,684
Expenses	215	293	739	836

Loss Ratio(A)	51.0%	61.2%	55.5%	59.6%
Expense Ratio (B)	25.8%	29.6%	28.9%	29.6%
Combined Ratio (C)	76.8%	90.8%	84.4%	89.2%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

•

For the nine months ended September 30, 2008, our MGUs and Agencies generated revenues of $10.8 million compared to $7.4 million for the nine months ended September 30, 2007, an increase of 48%, primarily due to income earned by HIO and IPA slightly offset by lower fee income due to the lower volume of premium underwritten, partially offset by higher profit commissions.  For the three months ended September 30, 2008, our MGUs and Agencies generated revenues of $4.1 million compared to $2.7 million for the three months ended September 30, 2007, an increase of 55%, primarily due to income earned by HIO and IPA slightly offset by lower fee income due to the lower volume of premium underwritten and lower profit commissions.

•

On April 1, 2008, the Company purchased the remaining 20% interest in Marlton, thereby increasing its interest in this medical stop-loss MGU to 100% (see Note 6 of Notes to Condensed Consolidated Financial Statements).

•

On April 15, 2008, the Company acquired a 51% interest in IPA.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2007.  Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2007.  During the nine months ended September 30, 2008, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2007.

Results of Operations for the Three Months Ended September 30, 2008, Compared to the Three Months Ended September 30, 2007

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and	Minority
2008	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$12,996	240	538	9,167	3,844	37	-	$726
Fully Insured Health	10,052	1,057	224	9,194	1,879	125	-	135
DBL	833	-	17	425	215	-	-	210
Total Independence
American	23,881	1,297	779	18,786	5,938	162	-	1,071
MGU Subs and
Agencies	-	4,095	52	-	3,467	62	169	449
Corporate	-	2	12	-	337	-	-	(323)
Subtotal	$23,881	5,394	843	18,786	9,742	224	169	1,197

Net realized investment gains								(270)
Income before income taxes								927
Income taxes								(331)
Net income								$596

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and	Minority
2007	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$15,674	(13)	613	14,536	4,819	37	-	$(3,118)
Fully Insured Health	9,548	(54)	149	7,092	2,222	125	-	204
DBL	991	-	23	606	293	-	-	115
Total Independence
American	26,213	(67)	785	22,234	7,334	162	-	(2,799)
MGU Subs and
Agencies	-	2,648	92	-	1,834	81	50	775
Corporate	-	-	77	-	349	-	-	(272)
Subtotal	$26,213	2,581	954	22,234	9,517	243	50	(2,296)

Net realized investment gains								90
Income (loss) before income taxes and discontinued operations								(2,206)
Income taxes								750
Net income								$(1,456)

Premiums Earned.  Premiums earned decreased 9%, or $2,332,000, to $23,881,000 for the three months ended September 30, 2008, compared to $26,213,000 for the three months ended September 30, 2007.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $12,996,000 and $15,674,000 for the three months ended September 30, 2008 and September 30, 2007, respectively.  The decrease is primarily due to a decrease in medical stop-loss premiums assumed by Independence American ($2,370,000).  Premiums relating to group medical, short-term medical (“STM”) and individual health were $10,052,000 and $9,548,000 for the three months ended September 30, 2008 and September 30, 2007, respectively.  The increase is primarily due to an increase in premiums produced through EDH and IPA ($774,000), offset by a net decrease in group medical and STM premiums assumed from IHC.  Premiums relating to DBL were $833,000 and $991,000 for the three months ended September 30, 2008 and September 30, 2007, respectively, a decrease due to a reduction in rates.  For the three months ended September 30, 2008, Independence American assumed 10% of IHC’s STM business, 9.3% of IHC’s group medical business, 20% of IHC’s DBL business and 22.9% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income increased $1,449,000 to $4,092,000 for the three months ended September 30, 2008, compared to $2,643,000 for the three months ended September 30, 2007.  MGU fee income-administration decreased $501,000 to $1,918,000 for the three months ended September 30, 2008, compared to $2,419,000 for the three months ended September 30, 2007, as our  MGUs have decreased their volume of business as a result of stricter underwriting guidelines.

MGU fee income-profit commission decreased $147,000 to $77,000 for the three months ended September 30, 2008, compared to $224,000 for the three months ended September 30, 2007 as a result of less favorable loss ratios experienced at certain of our MGUs.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2008 are based on business written during portions of 2005, 2006 and 2007.  Income from our Agencies consisted of commission income and other fees of $1,725,000 from IPA, and lead revenue of $372,000 from HIO.  IPA and HIO were acquired subsequent to September 30, 2007.

Net Investment Income.  Net investment income decreased $111,000 to $843,000 for the three months ended September 30, 2008, compared to $954,000 for the three months ended September 30, 2007 due to lower average investible assets as a result of the Marlton and IPA acquisitions in the second quarter of 2008.  The return on investments of the Company was 5.4% for the three months ended September 30, 2008 and 2007.

Net Realized Investment Gains (Losses).  The Company recorded a net realized investment loss of $270,000 for the three months ended September 30, 2008, compared to a gain of $90,000 for the three months ended September 30, 2007.  For the three months ended September 30, 2008 and 2007, the Company recorded a loss of $297,000 and $0, respectively, for other-than-temporary impairments.  The loss of $297,000 as of September 30, 2008 represents a loss on bonds and preferred stock that the Company determined to be other-than-temporary due to the severity of the decrease in fair values and the length of time that these securities were in a loss position.  See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income (Loss).  Other income was $1,302,000 for the three months ended September 30, 2008 compared to a loss of $62,000 for the three months ended September 30, 2007.  Included in the three months ended September 30, 2008 is income of $1,297,000 representing a decrease in the fair value of the derivative liability relating to the agreement with EDH (see Note 12 of Notes to Condensed Consolidated Financial Statements).  Included in the three months ended September 30, 2007 is a loss of $67,000 representing an increase in the fair value of the derivative liability relating to the agreement with EDH.  The unrealized gain for the three months ended September 30, 2008 reflects the probability of a lower future payment due to EDH as a result of less favorable loss ratios on this business.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 16%, or $3,448,000, to $18,786,000 for the three months ended September 30, 2008, compared to $22,234,000 for the three months ended September 30, 2007.  The decrease of $3,448,000 is primarily comprised of a $5,369,000 decrease in medical stop-loss due to a decrease in volume of business written and improved loss ratios (the Company recorded $4,500,000 of reserve strengthening in the prior year), offset by a $2,102,000 increase in fully insured health as a result of higher claims and an overestimation of a PPO discount on business from the EDH program, and higher losses on small group business assumed from IHC.

Selling, General and Administrative.  Selling, general and administrative expenses increased $225,000 to $9,742,000 for the three months ended September 30, 2008, compared to $9,517,000 for the three months ended September 30, 2007.  This increase is primarily due to the additional expenses of IPA of $2,002,000, which include commissions and other general expenses of the agency, and higher underwriting expenses inclusive of administration fees of $156,000, offset by lower commissions expense of $1,774,000 incurred by Independence American primarily resulting from a decrease in premiums assumed in medical stop-loss business.

Amortization and Depreciation.  Amortization and depreciation expense decreased $19,000 to $224,000 for the three months ended September 30, 2008, compared to $243,000 for the three months ended September 30, 2007.  The decrease in amortization is the result of the Company fully amortizing the intangible asset associated with previous broker/TPA relationships in the prior year, offset by additional amortization expense as a result of the acquisition of the remaining 20% interest in Marlton (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Minority Interest.   The Company recorded minority interest expense of $169,000 for the three months ended September 30, 2008 and $50,000 for the three months ended September 30, 2007.  The September 30, 2008 expense relates to the 49% minority interest in IPA and 49% minority interest in HIO.  The September 30, 2007 expense relates to the 20% minority interest in Marlton.

Income Taxes.  The provision for income taxes increased $1,081,000 to $331,000, an effective rate of 35.7%, for the three months ended September 30, 2008, compared to $(750,000), an effective rate of (34%), for the three months ended September 30, 2007.  Net income for the three months ended September 30, 2008 and 2007 includes a non-cash provision for federal income taxes of $317,000 and $(750,000), respectively.  The state tax effective rate increased to 2.5% for the three months ended September 30, 2008 from 2.1% for the three months ended September 30, 2007.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will increase relative to a decrease in Independence American’s pre-tax income.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (Loss).  The Company’s net income increased to $596,000, or $.07 per share, diluted, for the three months ended September 30, 2008, compared to $(1,456,000), or $(.17) per share, for the three months ended September 30, 2007.

Results of Operations for the Nine Months Ended September 30, 2008, Compared to the Nine Months Ended September 30, 2007

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and	Minority
2008	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$41,949	177	1,635	28,535	12,973	110	-	$2,143
Fully Insured Health	29,341	780	635	23,302	6,633	376	-	445
DBL	2,556	-	55	1,419	739	-	-	453
Total Independence
American	73,846	957	2,325	53,256	20,345	486	-	3,041
MGU Subs and
Agencies	-	10,586	170	-	8,411	99	321	1,925
Corporate	-	4	81	-	1,079	-	-	(994)
Subtotal	$73,846	11,547	2,576	53,256	29,835	585	321	3,972

Net realized investment (losses)								(555)
Income before income taxes								3,417
Income taxes								(1,231)
Net income								$2,186

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and	Minority
2007	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$48,655	(24)	1,782	36,959	14,358	110	-	$(1,014)
Fully Insured Health	29,225	(99)	434	20,936	7,037	376	-	1,211
DBL	2,825	-	68	1,684	836	-	-	373
Total Independence
American	80,705	(123)	2,284	59,579	22,231	486	-	570
MGU Subs and
Agencies	-	7,145	235	-	5,459	243	149	1,529
Corporate	-	-	177	-	1,114	-	-	(937)
Subtotal	$80,705	7,022	2,696	59,579	28,804	729	149	1,162

Net realized investment gains								172
Income before income taxes and discontinued operations								1,334
Income taxes								(501)
Net income								$833

Premiums Earned.  Premiums earned decreased 8%, or $6,859,000, to $73,846,000 for the nine months ended September 30, 2008, compared to $80,705,000 for the nine months ended September 30, 2007.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $41,949,000 and $48,655,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively.  The decrease is primarily due to a decrease in medical stop-loss premiums assumed by Independence American ($6,402,000), partially offset by an increase in medical stop-loss written by Independence American primarily as a result of the Company’s agreement with EDH ($169,000).  Premiums relating to group medical, short-term medical (“STM”) and individual health were $29,341,000 and $29,225,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively.  The increase is primarily due to an increase in premiums produced by EDH and IPA, offset by a net decrease in group medical and STM premiums assumed from IHC.  Premiums relating to DBL were $2,556,000 and $2,825,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively, a decrease due to a reduction in rates.  For the nine months ended September 30, 2008, Independence American assumed 10% of IHC’s STM business, 9.4% of IHC’s group medical business, 20% of IHC’s DBL business and 22.8% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income increased $3,446,000 to $10,575,000 for the nine months ended September 30, 2008, compared to $7,129,000 for the nine months ended September 30, 2007.  MGU fee income-administration decreased $832,000 to $5,999,000 for the nine months ended September 30, 2008, compared to $6,831,000 for the nine months ended September 30, 2007, as our  MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission increased $508,000 to $806,000 for the nine months ended September 30, 2008, compared to $298,000 for the nine months ended September 30, 2007 as a result of more favorable loss ratios experienced at certain of our MGUs.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2008 are based on business written during portions of 2005, 2006 and 2007.  Income from our Agencies consisted of commission income and other fees of $3,112,000 from IPA, and lead revenue of $658,000 from HIO.  IPA and HIO were acquired subsequent to September 30, 2007.

Net Investment Income.  Net investment income decreased $120,000 to $2,576,000 for the nine months ended September 30, 2008, compared to $2,696,000 for the nine months ended September 31, 2007 due to lower average investible assets as a result of the Marlton and IPA acquisitions in the second quarter of 2008, and a lower return on investments.  The return on investments of the Company was 5.3% for the nine months ended September 30, 2008 and 5.4% for the comparable period in 2007.

Net Realized Investment Gains (Losses).  The Company recorded a net realized investment loss of $555,000 for the nine months ended September 30, 2008, compared to a gain of $172,000 for the nine months ended September 30, 2007.  For the nine months ended September 30, 2008 and 2007, the Company recorded a loss of $669,000 and $0, respectively, for other-than-temporary impairments.  The loss of $669,000 as of September 30, 2008 represents a loss on bonds and preferred stock that the Company determined to be other-than-temporary due to the severity of the decrease in fair values and the length of time that these securities were in a loss position.  See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income (Loss).  Other income was $972,000 for the nine months ended September 30, 2008 compared to a loss of $107,000 for the nine months ended September 30, 2007.  Included in the nine months ended September 30, 2008 is income of $957,000 representing a decrease in the fair value of the derivative liability relating to the agreement with EDH.  Included in the nine months ended September 30, 2007 is a loss of $123,000 representing an increase in the fair value of the derivative liability relating to the agreement with EDH.  The unrealized gain for the nine months ended September 30, 2008 reflects the probability of a lower future payment due to EDH as a result of less favorable loss ratios on this business.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 11%, or $6,323,000, to $53,256,000 for the nine months ended September 30, 2008, compared to $59,579,000 for the nine months ended September 30, 2007.  The decrease of $6,323,000 is primarily comprised of an $8,424,000 decrease in medical stop-loss due to a decrease in volume of business written and improved loss ratios (the Company recorded $4,500,000 of reserve strengthening in the prior year), partially offset by a $2,366,000 increase in fully insured health as a result of higher claims and an overestimation of a PPO discount on business from the EDH program, and higher losses on small group business assumed from IHC.

Selling, General and Administrative.  Selling, general and administrative expenses increased $1,031,000 to $29,835,000 for the nine months ended September 30, 2008, compared to $28,804,000 for the nine months ended September 30, 2007.  This increase is primarily due to the additional expense of IPA of $3,606,000, which includes commissions and other general expenses of the agency, and higher underwriting expenses inclusive of administration fees of $625,000, offset by lower commissions expense of $2,893,000 incurred by Independence American primarily resulting from a decrease in premiums assumed in medical stop-loss business.

Amortization and Depreciation.  Amortization and depreciation expense decreased $144,000 to $585,000 for the nine months ended September 30, 2008, compared to $729,000 for the nine months ended September 30, 2007.  The decrease in amortization is the result of the Company fully amortizing the intangible asset associated with previous broker/TPA relationships in the prior year, slightly offset by additional amortization expense as a result of the acquisition of the remaining 20% interest in Marlton (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Minority Interest.   The Company recorded minority interest expense of $321,000 for the nine months ended September 30, 2008 and $149,000 for the nine months ended September 30, 2007.  The September 30, 2008 expense relates to the 49% minority interest in IPA for the second quarter ended June 30, 2008 and third quarter ended September 30, 2008; the 49% minority interest in HIO for the nine months ended September 30, 2008; and the 20% minority interest in Marlton for the first quarter ended March 31, 2008.  The September 30, 2007 expense relates to the 20% minority interest in Marlton.

Income Taxes.  The provision for income taxes increased $730,000 to $1,231,000 an effective rate of 36.0%, for the nine months ended September 30, 2008, compared to $501,000, an effective rate of 37.6%, for the nine months ended September 30, 2007.  Net income for the nine months ended September 30, 2008 and 2007 includes a non-cash provision for federal income taxes of

$1,092,000 and $372,000, respectively.  The state tax effective rate decreased to 3.0% for the nine months ended September 30, 2008 from 8.5% for the nine months ended September 30, 2007.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will increase relative to a decrease in Independence American’s pre-tax income.  For as long as AMIC utilizes its net operating loss carry forwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (Loss).  The Company’s net income increased to $2,186,000 or $.26 per share, diluted, for the nine months ended September 30, 2008, compared to $883,000, or $.10 per share, diluted, for the nine months ended September 30, 2007.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  Other than Independence American, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to their parent company.  Delaware insurance laws and regulations govern the ability of Independence American to pay dividends to its parent company.  For the nine months ended September 30, 2008, our MGUs paid $2,400,000 in dividends to Corporate.

Cash Flows

As of September 30, 2008, the Company had $58,974,000 of cash, cash equivalents, and investments net of amounts due to/from brokers compared with $66,432,000 as of December 31, 2007.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2008 was $699,000.  Net cash flows were the result of insurance revenues and fees from our MGUs, partially offset by higher claims and losses.

Net cash used by investing activities of continuing operations for the nine months ended Septermber 30, 2008 was $3,489,000.  This resulted from purchases of ownership interests in IPA and Marlton (see Note 6 of Notes to Condensed Consolidated Financial Statements).

As of Septermber 30, 2008, the Company had $11,367,000 of restricted cash at our MGUs.  The amount at our MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $11,367,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by our MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by our MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at our MGUs, our MGUs are in possession of cash to pay claims “Claim Funds”.  The cash is deposited by each insurance carrier into a bank account that our MGUs can access.  The cash is used by our MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables our MGUs to reimburse claims in a timely manner.

As of September 30, 2008 the Company had $33,100,000 of insurance reserves that it expects to ultimately pay out of current assets and cash flows from future business.  If necessary, the Company could sell fixed maturity investments if the timing of claim payments associated with the Company’s insurance resources does not coincide with future cash flows.

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

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable insurance statutes and regulations which have been promulgated primarily for the protection of policyholders.  Of the aggregate carrying value of the Company's investment assets, approximately 94.7% was invested in investment grade fixed income securities, securities purchased under resale agreements, and cash and cash equivalents at September 30, 2008.  The Company's gross unrealized losses on available-for-sale securities totaled $3,549,000 at September 30, 2008.  All of these securities were investment grade.  The Company holds all fixed maturities and preferred stock as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).  These investments carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  The Company does not have any non-performing fixed maturities at September 30, 2008.

At September 30, 2008, the Company had $1.3 million invested in whole loan CMOs backed by Alt-A mortgages, all of which were rated AAA.  Of this amount, 80% were in CMOs that originated in 2005 or earlier and 20% were in CMOs that originated in 2006.  While these mortgages have seen lower quoted market values recently, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance.  The Company's mortgage security portfolio has no direct exposure to sub-prime mortgages.  The decline in fair value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.  Some of these financial institutions have exposure to sub-prime mortgages.  The unrealized loss for CMO and ABS securities is primarily attributable to Alt-A mortgages as described above.  The unrealized losses on corporate securities are due to wider spreads.  Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.

The Company reviews its investments regularly and monitors its investments continually for impairments. For the nine months ended September 30, 2008, the Company recorded a loss of $669,000 for other-than-temporary impairments from bonds and preferred stocks.  As the Company carries all of its assets at fair value, this unrealized loss had, to a large extent, been previously recorded in our book value.

The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2008 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$792	$-	$-	$-	$792
Equity securities	397	-	-	-	397

Total	$1,189	$-	$-	$-	$1,189

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2008.  In the first nine months of 2008, the Company experienced an increase in unrealized losses of $2.1 million which decreased stockholders' equity by $2.1 million (reflecting unrealized losses of $3.3 million at September 30, 2008 compared to unrealized losses of $1.2 million at December 31, 2007).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.

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

For the nine months ended September 30, 2008, 70% of Independence American’s premiums earned were derived from assumed reinsurance premiums.  Of the assumed reinsurance premiums, 74% were related to medical stop-loss business, 21% were related to fully insured health business, and 5% were related to short-term statutory disability benefit product in New York State ("DBL").  For the nine months ended September 30, 2008, Standard Security Life and Madison National Life ceded an average of 22.8% of their medical stop-loss business to Independence American.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers.  For the nine months ended September 30, 2008, Independence American received between 10% and 25% of the premium on these unaffiliated programs.  Our MGUs anticipate a decrease in their production of medical stop-loss business in 2008.  IHC has reported that it expects its gross medical stop-loss and DBL premiums to decrease slightly in 2008.

Insured Premiums

For the nine months ended September 30, 2008 and 2007, 30% and 24%, respectively, of Independence American’s premiums earned were derived from premiums written as an issuing carrier.  Of the premiums for the period ended September 30, 2008, 18% were related to medical stop-loss business and 82% were related to small group major medical, STM business and major medical for individuals and families.  In 2007, Independence American began writing small group major medical, medical stop-loss, and major medical plans for individuals and families.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.  We believe that this growth will accelerate as a result of Independence American, which is domiciled in Delaware and licensed to write property and/or casualty insurance in 49 states and the District of Columbia, achieving an A- (Excellent) rating from A.M. Best in the fourth quarter of 2007.

In February 2006, Independence American entered into an agreement with EDH regarding a block of fully insured health business, including CDHPs, primarily sold to small employer groups, and medical stop-loss, to begin writing for Independence American.  EDH began writing employer medical stop-loss through Independence American in 2006, and moved the majority of its existing block of fully insured and stop-loss health insurance to Independence American during 2007.  Independence American will be the exclusive issuing carrier for business underwritten by this organization through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and EDH could be entitled to additional cash consideration (see Note 12 of Notes to Condensed Consolidated Financial Statements).

 On April 15, 2008, the Company acquired the assets and operating subsidiaries of Independent Producers Group of America, Inc. (“IPG”) through an indirect 51% owned subsidiary – IPA (see Note 6 of Notes to Condensed Consolidated Financial Statements).  IPA operates under a controlled career agent distribution model in which independent producers sell health plans to individuals and families.  A majority of the business is written by Independence American, and the balance (including ancillary benefits) is written by other carriers, including those owned by IHC.  The Company believes that this acquisition significantly expands its ability to sell individual and limited medical plans to the self-employed as well as individuals and their families, which are rapidly expanding markets.  Independence American retains 50% of the risk on this business which is being administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.

On October 5, 2007, the Company acquired certain assets, including the domain name www.healthinsurance.org.  These assets were acquired by Healthinsurance.org, LLC, an indirect, 51%-owned subsidiary of the Company (“HIO”). This acquisition gives the Company access to a well-established internet domain that generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  As a result of the acquisition, the Company has increased the number of daily leads through search engine optimization and cross-marketing with its related companies.  The Company and its affiliates plan to provide on-line enrollment tools through service agreements with leading health insurance distributors to market the individual health and dental products of Independence American and related companies.  In the nine months of 2008, approximately 150,000 quotes for health insurance were generated from www.healthinsurance.org, resulting in over 6,000 completed applications, of which about 160 are for health and dental products of the Company and its affiliates.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung__________________________ Roy T.K. Thung Chief Executive Officer and President	Date:	November 10, 2008

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	November 10, 2008