Form 10-K
period 2008-12-31
AMERICAN INDEPENDENCE CORP
filed 2009-03-16
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOE THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

[   ] Yes

        [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes[X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [   ]      Accelerated filer [   ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes

        [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2008 was $26,681,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

Outstanding at March 16, 2009

Common Stock, $0.01 par value

8,503,989

Portions of the registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2009 annual meeting of stockholders to be held in June 2009 are incorporated by reference in response to Part III of this Report.

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

•

Medical excess or “stop-loss”

•

Major medical for individuals and families

•

Group major medical

•

Short-term medical

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best").  We have been informed by A.M. Best that an A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

We own controlling interests in three managing general underwriter subsidiaries: IndependenceCare Underwriting Services – Minneapolis , L.L.C. ("IndependenceCare"); Marlton Risk Group LLC ("Marlton") and Risk Assessment Strategies, Inc. ("RAS").  IndependenceCare, Marlton and RAS are collectively referred to as "our MGUs."  AMIC also has a minority investment in Majestic Underwriters LLC ("Majestic").  Our MGUs are responsible for marketing, underwriting, billing and collecting premiums, and, through an affiliate, administering and processing claims and medical management. In the fourth quarter of 2008, the Company formed Excess Claims Administrators, Inc. (“ECA”) to administer, adjudicate, and process claims and perform medical management services for our MGUs, Majestic and third parties.  These functions, which were previously performed by each MGU separately, were consolidated in order to generate cost savings through economies of scale and provide more uniform results among the MGUs.

IndependenceCare, which is headquartered in Minneapolis, Minnesota, markets and underwrites employer medical stop-loss, provider excess loss, HMO Reinsurance and ancillary products for Standard Security Life Insurance Company of New York ("Standard Security Life") and Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  Standard Security Life and Madison National Life are wholly owned, indirect subsidiaries of Independence Holding Company.  Independence Holding Company and its subsidiaries including Standard Security Life and Madison National Life are collectively referred to as "IHC". IHC owns 49.7% of AMIC’s outstanding stock. Marlton, which is headquartered near Philadelphia, Pennsylvania, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Independence American and two other carriers.  RAS, which is headquartered near Hartford, Connecticut, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Madison National Life, Independence American and one other carrier.  AMIC also has a 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency, and a 51% ownership in Independent Producers of America, LLC (“IPA”), a national, career agent marketing organization.  HIO and IPA are collectively referred to as “our Agencies”.

In 2007, Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical (“STM”) primarily through two distribution sources.  Given its A- (Excellent) rating from A.M. Best, in 2008, Independence American began to expand the distribution of its medical stop-loss products and major medical plans for individuals and families, although its overall premiums decreased as a result of reduced reinsurance premiums from IHC’s smaller book of business.  In 2009, Independence American expects to continue to expand the distribution, as a direct writer, of these products, and expects its reinsurance premiums to be relatively flat.  Historically, Independence American derived most of its income from assumed reinsurance premiums

Our Philosophy

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

Our Products

Medical Stop-Loss

Self-insured group major medical plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through other health care plans provided by an insurer or managed care organizations (“MCO”).  Employer medical stop-loss insurance provides coverage to public and private entities that elect to self-insure their employees' medical coverage for losses within specified ranges, which permits such groups to manage the risk of excessive health insurance costs by limiting specific and aggregate losses to predetermined amounts.

This stop-loss coverage is available on either a "specific" or a "specific and aggregate" basis.  Specific stop-loss coverage reimburses employers for large claims incurred by an individual employee or dependent.  When an employee’s or dependent's covered claims exceed the specific stop-loss deductible, covered amounts in excess of the deductible are reimbursable to the employer under the specific stop-loss policy.  The specific stop-loss deductible is selected based on the number of covered employees, the employer's capacity to assume some of the risk, and the medical claim experience of the plan. Aggregate stop-loss coverage protects the employer against fluctuations due to claim frequency.  The employer's overall claim liability is limited to a certain dollar amount, often referred to as the attachment point.  An aggregate stop-loss policy usually provides reimbursement when coverage claims for the plan as a whole exceed the aggregate attachment point.

Standard Security Life, Madison National Life and Independence American market employer medical stop-loss insurance nationally through a network of managing general underwriters ("MGUs"), which are non-salaried contractors that receive administrative fees. As of December 31, 2008, Standard Security Life marketed this product through nine MGUs, including IndependenceCare, RAS, Marlton and Majestic.  As of December 31, 2008, Madison National Life marketed this product through one MGU.  As of December 31, 2008, Independence American marketed this product through two MGUs.  MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by Standard Security Life, Madison National Life and Independence American, billing and collecting premiums from the employers, paying commissions to agents, third-party administrators ("TPAs") and/or brokers, and adjudicating claims.  Standard Security Life, Madison National Life and Independence American are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves.

Independence American issues and/or reinsures managed care excess coverages, including provider excess loss insurance and HMO Reinsurance.  Provider excess loss insurance is marketed to providers, MCOs, hospital groups, physician groups and individual practice associations that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation.  The market for this product has shrunk in recent years and we currently have an immaterial amount of this business.  Independence American reinsures HMO Reinsurance coverage written by Standard Security Life and marketed through IndependenceCare.  This coverage protects HMOs against excess losses incurred under an HMO health plan and is marketed to HMOs that desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation.

Independence American has employer medical stop-loss policies approved in the vast majority of states.  Independence American wrote employer medical stop-loss business through two distribution sources in 2008 (see Note 19 of Notes to Consolidated Financial Statements).  Given its A- (Excellent) rating from A.M. Best in 2008, Independence American has begun writing medical stop-loss through other MGUs.

Fully Insured Health

During 2008, Independence American reinsured 9% of the group major medical business written by Standard Security Life and Madison National Life, including consumer-driven health plans ("CDHPs").  This business, generally written through agents and brokers that receive commissions, is fully insured major medical coverage designed to work with health reimbursement accounts ("HRA") and health savings accounts ("HSA") which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as preferred provider organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment. In 2008, Independence American wrote approximately $22.4 million of this business and retained 100% of the risk, subject to a contractual undertaking by the producer of this business to share in 35% of all profits and losses.  Independence American expects the reinsurance premium from this line of business to decline in 2009 and its direct business to remain steady in 2009.  In 2008, Independence American wrote approximately $4.3 million of health plans for individual and families through IPA and ceded 50% to a third-party reinsurer.  AMIC anticipates growth in this line of business in 2009 both through these production sources and modest growth in assumed reinsurance premiums derived from health plans for individual and families written by Standard Security Life and Madison National Life.

Short-Term Medical (“STM”)

This business, primarily written through agents and brokers that receive commissions, is designed specifically for people with short-term needs for health coverage.  Typically, STM products are written as major medical coverage with a defined duration, which is normally twelve months or less. Among the typical purchasers of STM products are self-employed professionals, recent college graduates, people between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time.  Independence American is licensed to write this product in the vast majority of states, and will continue to seek alternative distribution channels (including through HIO) that would give it an opportunity to write this business on its paper.  During 2008, Independence American reinsured 10% of the STM business written by Standard Security Life and Madison National Life.  Independence American expects modest growth from the reinsurance premium and direct premium from this line of business in 2009.

Short-term Statutory Disability

Independence American reinsures 20% of Standard Security Life's short-term statutory disability benefit product in New York State ("DBL").  All companies with more than one employee in New York State are required to provide DBL insurance for their employees.  DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability.  Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  The DBL business is marketed primarily through independent general agents.  Independence American expects the reinsurance premium from this line of business to remain steady in 2009.

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

During 2008, 69% of Independence American’s premiums earned were derived from assumed reinsurance premiums, compared to 75% in 2007.  This lower percentage is primarily due to the increase in direct business.  In 2008, 73% of this premium was related to medical stop-loss business, 22% was related to fully insured health business, and 5% was related to DBL.  Of the medical stop-loss premiums, 80% was generated from pro rata reinsurance treaties with Standard Security Life and Madison National Life pursuant to which they cede, at treaty renewals, at least 15% (and may cede up to 30%) of their gross medical stop-loss premiums written to Independence American.  For 2008, Standard Security Life and Madison National Life ceded, on average, approximately 23% of their medical stop-loss business to Independence American.  The reinsurance treaties between Independence American and Standard Security Life and Independence American and Madison National Life terminate December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life, which is domiciled in New York, is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin, is licensed to sell insurance products in 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands, and is an accredited reinsurer in New York.  Both companies are rated A- (Excellent) by A.M. Best.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers on nine other programs.  For 2008, Independence American received between 15% and 25% of the premium on these unaffiliated programs.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.

Federal Net Operating Loss Carryforwards

At December 31, 2008, AMIC had consolidated net operating loss (“NOL”) carryforwards of approximately $276 million for federal income tax purposes.  Some or all of the NOL carryforwards may be available to offset, for federal income tax purposes, the future taxable income, if any, of AMIC as described in more detail in Note 13 of the Notes to Consolidated Financial Statements.  The Internal Revenue Service ("IRS") has not audited any of AMIC's tax returns for any of the years during the carryforward period, including those returns for the years in which the losses giving rise to the NOL carryforward were reported.  The IRS has completed their audit of the Company’s 2003 and 2004 consolidated income tax returns in the third quarter of 2008 and made no changes to the reported tax for those periods.

Our ability to utilize our NOLs would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code").  Generally, an "ownership change" occurs if one or more "5% Stockholders" (which generally includes any stockholder who owns five percent or more in value of a company's capital stock) increase their aggregate percentage ownership by more than 50 percentage points over the lowest percentage of stock owned by such stockholders over the preceding three-year period.  For this purpose, all holders who each own less than five percent of a company's capital stock generally are treated together as a single "5% Stockholder."  In addition, certain attribution rules, which generally attribute ownership of stock to the ultimate beneficial owner thereof without regard to ownership by nominees, trusts, corporations, partnerships, or other entities, are applied to determine the level of stock ownership of a particular stockholder.  Transactions in the public markets among stockholders owning less than five percent of the equity securities are generally not included in the calculation, but acquisitions by a person causing that person to become a five percent or more stockholder may be treated as a five percentage (or more) point change in ownership, regardless of the size of the purchase that caused the threshold to be exceeded.

In order to reduce the risk of an ownership change, in November 2002, AMIC's stockholders approved an amendment to its certificate of incorporation restricting transfers of shares of its common stock that could result in the imposition of limitations on the use, for federal, state and city income tax purposes, of AMIC's NOL carryforwards and certain federal income tax credits.  The certificate of incorporation generally restricts any person from attempting to sell, transfer or dispose, or purchase or acquire any AMIC stock, if such transfer would affect the percentage of AMIC stock owned by a 5% Stockholder.  Any person attempting such a transfer will be required, prior to the date of any proposed transfer, to request in writing that the board of directors review the proposed transfer and authorize or not authorize such proposed transfer.  Any attempted transfer made in violation of the stock transfer restrictions will be null and void.  In the event of an attempted or purported transfer involving a sale or disposition of capital stock in violation of stock transfer restrictions, the transferor will remain the owner of such shares.  Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by AMIC of a significant number of new shares of common stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into common stock) might result in an ownership change under the Code.

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's board of directors.  As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents.  At December 31, 2008, 99.6% of the fixed maturities were investment grade.  The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

Under Delaware insurance law, there are restrictions relating to the percentage of an insurer's admitted assets that may be invested in a specific issuer or in the aggregate in a particular type of investment.  In addition, there are qualitative investment restrictions.

Liabilities for insurance reserves were computed using information derived from actual historical premium and claims data.  This method is widely used in the health insurance industry to estimate the liabilities for insurance reserves.  Inherent in this calculation are management and actuarial judgments and estimates which could significantly impact the ending reserve liabilities and, consequently, operating results.  Actual results may differ, and these estimates are subject to interpretation and change.  See Critical Accounting Policies for further explanation of insurance reserve calculation.

Competition and Regulation

Independence American competes with many larger insurance and reinsurance companies and managed care organizations.  Our MGUs compete with many other managing general underwriters, insurance companies, and MCOs.

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

The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk−based capital. The risk−based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention.  The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital.  Companies that do not meet certain minimum standards require specified corrective action.  At December 31, 2008, Independence American's total adjusted capital was significantly in excess of the authorized control level risk−based capital.

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

Employees

The Company and its subsidiaries, collectively, had 59 employees as of December 31, 2008.

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

Our investment portfolio is subject to various risks that may result in realized investment losses.  In particular, decreases in the fair value of fixed maturities may greatly reduce the value of our investments, and as a result, our financial condition may suffer.

We are subject to credit risk in our investment portfolio. Defaults by third parties in the payment or performance of their obligations under these securities could reduce our investment income and realized investment gains or result in the continued recognition of investment losses. The value of our investments may be materially adversely affected by increases in interest rates, downgrades in the preferred stocks and bonds included in our portfolio and by other factors that may result in the continued recognition of other-than-temporary impairments. Each of these events may cause us to reduce the carrying value of our investment portfolio.

In particular, at December 31, 2008, fixed maturities represented $45.9 million or 87% of our total investments of $52.8 million.  The fair market value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.  For mortgage−backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2008, approximately 99.6% of the fixed maturities were investment grade, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

We regularly monitor our investment portfolio to ensure that investments that are other-than-temporarily impaired are identified in a timely fashion, properly valued and any impairment is charged against earnings in the proper period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and our intent and ability to retain the investment for a period of time sufficient to allow for recovery. However, the determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Therefore, changes in facts and circumstances and critical assumptions could result in management’s decision that further impairments have occurred. This could lead to additional losses on investments, particularly those that management has the intent and ability to hold until recovery in value occurs.

Our earnings could be materially affected by an impairment of goodwill.

Goodwill represented $23.6 million of our $130.6 million in total assets as of December 31, 2008.  We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. During 2008, we experienced a significant decline in our stock price. Due to this significant decline, our market capitalization as of December 31, 2008 was significantly below our fair value. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Changes in state and federal regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.

Congress and state legislatures continue to focus on health care issues. In addition, the 2008 elections resulted in a renewed focus on health care and health insurance, and several key legislators and some of the newly appointed and elected officials, including in the executive branch, have proposed significant changes to the existing system. Potential reforms include, but are not limited to: mandating universal coverage; imposing more restrictive regulation of the underwriting and marketing of health insurance; making generally available a government-sponsored health plan as an alternative to private insurance; and changing the federal income tax laws relating to the deductibility of health insurance premiums. A number of states are contemplating significant reform of their health insurance markets. These proposals include provisions affecting both public programs and privately financed health insurance arrangements.   We cannot assure you that, if enacted into law, any of these proposals would not have a material, adverse effect on our business, results of operations or financial condition.

Less-fundamental change in the regulatory requirements imposed on us may also harm our business or results of operations. For example, some states have imposed time limits for the payment of uncontested covered claims and required health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain unfair payment practices. If we were unable, for any reason, to comply with these requirements, it could result in substantial costs to us and could materially adversely affect our results of operations and financial condition.

If rating agencies downgrade our insurance company, our results of operations and competitive position in the industry may suffer.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Independence American is rated A- (Excellent) by A.M. Best, whose ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders and are not evaluations directed to investors.  The rating of Independence American is subject to periodic review by A.M. Best.  If A.M. Best were to reduce Independence American's ratings from current levels, our business would be adversely affected.

Given the current economic and political climates, our stock may be increasingly subject to stock price and trading volume volatility. The price of our common stock could fluctuate or decline significantly and you could lose all or part of your investment.

During 2008, the stock markets experienced significant price and trading volume volatility. Company-specific issues and market developments generally in the insurance industry and in the regulatory environment may have caused this volatility. Our stock price declined significantly during 2008 and may continue to materially fluctuate in 2009 in response to a number of events and factors, including: quarterly variations in our reported results; operating and stock price performance of other companies that investors may deem comparable; sales of stock by insiders; and changes in our financial strength ratings.  These factors could materially reduce our stock price. In addition, broad market and industry fluctuations may materially and adversely affect the trading price of our common stock, regardless of our actual operating performance.

Our loss reserves are based on an estimate of our future liability, and if actual claims prove to be greater than our reserves, our results of operations and financial condition may be adversely affected.

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

Our results may fluctuate as a result of factors generally affecting the insurance and reinsurance industry.

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

The stock transfer restriction in our certificate of incorporation may not protect against adverse tax consequences.

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

Our inability to assess underwriting risk accurately could reduce our net income.

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

If we fail to comply with extensive state and federal regulations, we will be subject to penalties, which may include fines and suspension and which may adversely affect our results of operations and financial condition.

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

We may be unsuccessful in competing against larger or better-established business rivals.

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

The occurrence of various events may adversely affect our ability to utilize fully our NOL carryforwards.

We have U.S. federal NOL carryforwards of approximately $276 million, which may be used against any profits from our business.  However, events outside of our or IHC’s control, such as certain acquisitions and dispositions of our common stock, may limit the use of all or a portion of our NOL carryforwards.  If such events were to occur, our expectation of using our NOL carryforwards against potential profits would not be realized and we could potentially have a higher tax liability in the future than we would otherwise have had.  As the NOL carryforwards are utilized by AMIC, the amount of our NOL carryforwards could be reduced upon audit by the IRS for those tax years open for assessment under the statute of limitations.

We rely on reinsurance arrangements to help manage our business risks, and failure to perform by the counterparties to our reinsurance arrangements may expose us to risks we had sought to mitigate.

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

Failure to protect our policyholder’s confidential information and privacy could adversely affect our business.

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

Certain of our business arrangements are terminable by other parties

Independence American currently reinsures 20% of Standard Security Life’s short-term statutory disability benefit product, but Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Standard Security Life and Madison National Life also ceded approximately 8.9% of the majority of their fully insured health business to Independence American.  Standard Security Life and Madison National Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  Standard Security Life and Madison National Life ceded approximately 23%, on average, of their medical stop-loss business to Independence American in 2008, however, they are not contractually obligated to cede amounts in excess of 15%.  Our MGUs are the largest producers of medical stop-loss business for IHC, controlling a majority of this premium in 2008.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

IndependenceCare leases 4,200 square feet of office space in Minneapolis, Minnesota, which expires on May 31, 2011.  RAS leases 4,200 square feet of office space in South Windsor, Connecticut, which expires on January 31, 2012.  Marlton leases 4,000 square feet of office space in Voorhees, New Jersey, which expires on January 31, 2010.  ECA leases 2,000 square feet of office space in Voorhees, New Jersey, which expires on January 31, 2010.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.

 Market for the Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

Since November 15, 2002, American Independence Corp. (“AMIC or the “Company”) common stock has been listed and traded on the NASDAQ Stock Market ("NASDAQ") under the symbol "AMIC".

Quarter Ended:	High	Low
December 31, 2008	$6.79	$2.01
September 30, 2008	$6.96	$5.69
June 30, 2008	$8.22	$6.19
March 31, 2008	$9.25	$7.02

Quarter Ended:	High	Low
December 31, 2007	$10.41	$8.50
September 30, 2007	$11.44	$10.10
June 30, 2007	$12.73	$10.00
March 31, 2007	$11.13	$10.11

Holders of Record

At March 4, 2009, there were 346 record holders of the Company's common stock.  The closing price for the Company's common stock at December 31, 2008 was $2.73.

Our ability to utilize our federal NOL carrryforwards would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code.  AMIC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year '"testing period" by "5% stockholders".  In order to reduce the risk of an ownership change, in November 2002, AMIC's stockholders approved an amendment to its certificate of incorporation restricting transfers of shares of its common stock that could result in the imposition of limitations on the use, for federal, state and city income tax purposes, of AMIC's NOL carryforwards and certain federal income tax credits.  The certificate of incorporation generally restricts any person from attempting to sell, transfer or dispose, or purchase or acquire any AMIC stock, if such transfer would affect the percentage of AMIC stock owned by a 5% stockholder.  Any person attempting such a transfer will be required, prior to the date of any proposed transfer, to request in writing that the board of directors review the proposed transfer and authorize or not authorize such proposed transfer.  Any attempted transfer made in violation of the stock transfer restrictions will be null and void.  In the event of an attempted or purported transfer involving a sale or disposition of capital stock in violation of stock transfer restrictions, the transferor will remain the owner of such shares.  Notwithstanding these transfer restrictions, there could be circumstances under which an issuance by AMIC of a significant number of new shares of common stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into common stock) might result in an ownership change under the Code.

Dividends

The Company does not have any legal restriction on paying dividends, and no dividend on the Company’s stock was declared during 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the quarter ended December 31, 2008.

Item 6.

Selected Financial Data

Not applicable

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our marketing organizations, including our three medical stop-loss managing general underwriter subsidiaries (“our MGUs"), our two insurance and marketing agencies IPA and HIO, and our claims administration company, ECA.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 49.7% of AMIC's stock, and IHC's senior management has provided direction to us through service agreements between us and IHC.  In 2008, Independence American’s primary source of revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and short-term statutory disability benefit product in New York State ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its medical stop-loss products, and increase the business written on its paper, especially major medical plans for individuals and families.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management's assessment of trends in healthcare and in the medical stop-loss market play a significant role in determining whether to expand Independence American's health insurance premiums.  Since Independence American reinsures a portion of all of the business produced by our MGUs, and since these companies are also eligible to earn profit sharing commissions based on the profitability of the business they place, our MGUs also emphasize underwriting profitability.  In addition, management focuses on controlling operating costs.  By sharing employees with IHC and sharing resources among our subsidiaries, we strive to maximize our earnings.

The following is a summary of key performance information and events:

	Year Ended
	December 31,
	2008	2007

Revenues	$113,312	$119,096
Expenses	111,641	117,267
Income from continuing operations,
before income tax	1,671	1,829
Provision for income taxes	631	691
Income from continuing operations	1,040	1,138
Loss on disposition of discontinued
operations, net of tax	(75)	-
Net income	$965	$1,138

•

Net income per share decreased to $.11 per share, diluted, or $1.0 million, for the year ended December 31, 2008, compared to $.13 per share, diluted, or $1.1 million for the year ended December 31, 2007.

•

The book value of the Company decreased to $9.75 per share at December 31, 2008 compared to $9.96 per share at December 31, 2007, primarily due to the unrealized losses on the Company’s investment portfolio.

•

Of the aggregate carrying value of the Company’s investment assets, approximately 94.0% was invested in investment grade fixed maturities, securities purchased under resale agreements, and cash and cash equivalents at December 31, 2008. Also at such date, 99.6% of the Company's fixed maturities were investment grade.

•

The return on investments of the Company was 5.3% and 5.4% for the year ended December 31, 2008 and 2007, respectively.

•

Premiums earned decreased 9% to $97.0 million for the year ended December 31, 2008 from $106.1 million for the year ended December 31, 2007, primarily due to a decrease in stop-loss and fully insured health premiums assumed from IHC, offset by an increase in direct fully insured health premiums and the additional premiums written by IPA (see Note 3 of Notes to Consolidated Financial Statements).

•

For the year ended December 31, 2008, Independence American wrote $5.2 million of medical stop-loss business and $22.4 million of group major medical business pursuant to the Company’s agreement with EDH.

•

For the year ended December 31, 2008, Independence American wrote $4.3 million of individual health business produced by our marketing organization IPA, and ceded 50% to a third-party reinsurer.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on our three lines of business for the year ended December 31, 2008 and 2007 are as follows:

▪

Medical Stop Loss

	2008	2007
	(in thousands)
Premiums Earned	$54,574	$63,483
Insurance Benefits Claims and Reserves	37,838	47,567
Expenses	17,105	18,793

Loss Ratio(A)	69.3%	74.9%
Expense Ratio (B)	31.3%	29.6%
Combined Ratio (C)	100.6%	104.5%

▪

Fully Insured Health

	2008	2007
	(in thousands)
Premiums Earned	$38,975	$39,136
Insurance Benefits Claims and Reserves	30,370	28,830
Expenses	8,932	9,631

Loss Ratio(A)	77.9%	73.7%
Expense Ratio (B)	22.9%	24.6%
Combined Ratio (C)	100.8%	98.3%

▪

DBL

	2008	2007
	(in thousands)
Premiums Earned	$3,435	$3,481
Insurance Benefits Claims and Reserves	1,906	2,221
Expenses	999	1,044

Loss Ratio(A)	55.5%	63.8%
Expense Ratio (B)	29.1%	30.0%
Combined Ratio (C)	84.6%	93.8%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

•

In 2008, our MGUs and Agencies generated revenues of $15.0 million compared to $9.8 million in 2007, an increase of 53%, primarily due to income earned by HIO, IPA, and higher profit commissions, offset by lower fee income due to the lower volume of premium underwritten.

•

In 2008, our MGUs wrote an aggregate of $73.3 million of annualized gross premium compared to $87.2 million in 2007.  This reduction in premiums was due, in part, to stricter underwriting guidelines and the continuing generally "soft" market.

•

The Company formed Excess Claims Administrators, Inc. (“ECA”) during 2008 to provide medical management services and adjudicate claims for our MGUs and independent managing general underwriters.

•

On April 1, 2008, the Company purchased the remaining 20% interest in Marlton, thereby increasing our interest in this medical stop-loss MGU to 100% (see Note 3 of Notes to Consolidated Financial Statements).

•

On April 15, 2008, the Company acquired a 51% interest in IPA (see Note 3 of Notes to Consolidated Financial Statements).

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2008. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

Medical Stop-Loss

The Company’s medical stop-loss business is comprised of employer stop-loss and HMO Reinsurance.  The two “primary” or “key” assumptions underlying the calculation of loss reserves for medical stop-loss business are (i) projected net loss ratio, and (ii) claim development patterns.  The projected net loss ratio is set at expected levels consistent with the underlying assumptions (“Projected Net Loss Ratio”). Claim development patterns are set quarterly as reserve estimates are developed and are based on recent claim development history (“Claim Development Patterns”).  The Company uses the Projected Net Loss Ratio to establish reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on Claim Development Patterns.  The Company has concluded that a reasonably likely change in the Projected Net Loss Ratio assumption could have a material effect on the Company’s financial condition, results of operations, or liquidity (“Material Effect”) but a reasonably likely change in the Claim Development Pattern would not have a Material Effect.

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2005, 2006 and 2007 underwriting years that increased (decreased) by 8.0, 9.6, and (2.0) Net Loss Ratio points, respectively.  While the Company believes that larger variations are possible, based on the Company’s experience to date, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for 2008 at December 31, 2008.  The impact of these reasonably likely changes at December 31, 2008, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $1.2 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2008 Consolidated Statements of Operations.

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

Due to the short-term nature of medical stop-loss, redundancies or deficiencies will typically emerge during the course of the following year rather than over a number of years.  For Employer Stop-Loss, as noted above, the Company maintains its reserves based on underlying assumptions until it determines that an adjustment is appropriate based on emerging experience from all of its MGUs for prior underwriting years.  Reserves for HMO Reinsurance are adjusted on a policy by policy basis.  Because of the small number of HMO Reinsurance policies it writes, the Company is able to evaluate each policy individually for potential liability by reviewing open claims with each HMO and applying completion factors using historical data.

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

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2008, Independence American derived most of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life, Madison National Life and Independence American have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For each of the twelve months ended December 31, 2008 and 2007, Standard Security Life and Madison National Life ceded an average of approximately 23% of their medical stop-loss business to Independence American. Independence American reinsures 20% of Standard Security Life’s DBL business.  Standard Security Life and Madison National Life also ceded approximately 8.9% of the majority of their fully insured health business to Independence American.  In addition, in 2008, Independence American ceded 50% of its short-term medical (“STM”) and major medical for individuals and families business to unaffiliated reinsurers.

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

The Company has net operating loss carryforwards for federal income tax purposes available to reduce future income subject to income taxes.  The net operating loss carryforwards expire between 2019 and 2028.

U.S. Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code.

Investments

The Company accounts for its investments in debt and equity securities under SFAS No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities.  The Company has classified all of its investments as available-for-sale or trading securities.  These investments are carried at fair value with unrealized gains and losses reported in either accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities.  Fixed maturities and equity securities available-for-sale totaled $48.9 million and $49.4 million at December 31, 2008 and 2007, respectively.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred.  If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to net realized investment gains in the Consolidated Statements of Operations, establishing a new cost basis for the security.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments;

current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For the twelve months ended December 31, 2008, the Company recorded a loss of $1.0 million for other-than-temporary impairments from bonds and preferred stocks.

At December 31, 2008, the Company had $1.9 million invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 46.3% were in CMOs that originated in 2005 or earlier and 53.7% were in CMOs that originated in 2006.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.  The unrealized loss for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007 and continuing in 2008.  Some of these financial institutions have exposure to sub-prime mortgages.  The unrealized loss for CMO securities is primarily attributable to Alt-A mortgages as described above.  The unrealized losses on corporate securities are due to wider spreads.  Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  If the fair value of a reporting unit is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2008 or 2007.  If the Company experiences a sustained decline in its results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2008, Compared to the Year Ended December 31, 2007

Information by line of business for the years ended December 31, 2008 and 2007 is as follows:

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and	Minority
2008	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$54,574	197	2,273	37,838	16,958	147	-	$2,101
Fully Insured Health	38,975	846	715	30,370	8,430	502	-	1,234
DBL	3,435	-	76	1,906	999	-	-	606
Total Independence
American	96,984	1,043	3,064	70,114	26,387	649	-	3,941
MGU Subs and
Agencies	-	14,590	380	-	12,448	144	471	1,907
Corporate	-	70	83	-	1,428	-	-	(1,275)
Subtotal	$96,984	15,703	3,527	70,114	40,263	793	471	4,573

Net realized investment loss								(2,902)
Income from continuing operations before income taxes								1,671
Income taxes								(631)
Income from continuing operations								1.040
Loss on disposition of discontinued operations, net of tax								(75)
Net income								$965

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and	Minority
2007	Earned	Income	Income	Reserves	Admin	Depreciation	Interest	Total
(In thousands)

Independence
American:
Medical stop-loss	$63,483	(78)	2,416	47,567	18,646	147	-	$(539)
Fully Insured Health	39,136	(332)	566	28,830	9,129	502	-	909
DBL	3,481	-	92	2,221	1,044	-	-	308
Total Independence
American	106,100	(410)	3,074	78,618	28,819	649	-	678
MGU Subs and
Agencies	-	9,474	292	-	7,257	322	215	1,972
Corporate	-	-	245	-	1,387	-	-	(1,142)
Subtotal	$106,100	9,064	3,611	78,618	37,463	971	215	1,508

Net realized investment gains								321
Income before income taxes								1,829
Income taxes								(691)
Net income								$1,138

Premiums Earned.  Premiums earned decreased 9%, or $9,116,000, to $96,984,000 for 2008, compared to $106,100,000 for 2007.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $54,574,000 and $63,483,000 for 2008 and 2007, respectively.  This change is primarily due to a decrease in medical stop-loss premiums assumed by Independence American ($9,239,000), partially offset by an increase in medical stop-loss written by Independence American ($330,000).  Premiums relating to group major medical, STM and individual health were $38,975,000 and $39,136,000 for 2008 and 2007, respectively.  The increase is primarily due to an increase in premiums written by Independence American, offset by a net decrease in group major medical and STM premiums assumed from IHC.  Premiums relating to DBL were $3,435,000 and $3,481,000 for 2008 and 2007, respectively, a decrease due to a reduction in rates.  For 2008, Independence American assumed 10% of IHC’s STM business, 8.8% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 23% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income increased $5,087,000 to $14,539,000 for 2008, compared to $9,452,000 for 2007.  MGU fee income-administration decreased $1,319,000 to $7,822,000 for 2008, compared to $9,141,000 for 2007, as our MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission increased $779,000 to $1,036,000 for 2008, compared to $257,000 for 2007 as a result of more favorable loss ratios experienced at certain of our MGUs.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2008 are based on business written during portions of 2005, 2006 and 2007.  In 2008, income from our Agencies consisted of commission income and other fees of $4,716,000 from IPA and revenue of $965,000 from HIO.  In 2007, income from our Agencies consisted of revenue of $54,000 from HIO.  IPA was acquired subsequent to December 31, 2007 and ECA commenced operations in the fourth quarter of 2008.

Net Investment Income.  Net investment income decreased $84,000 to $3,527,000 for 2008, compared to $3,611,000 for 2007 due to lower average investible assets as a result of the Marlton and IPA acquisitions in the second quarter of 2008, and a lower return on investments.  The return on investments of the Company was 5.3% and 5.4% for 2008 and 2007, respectively.

Net Realized Investment Gains (Losses).  The Company recorded a net realized investment loss of $2,902,000 for 2008, compared to a gain of $321,000 for 2007.  For 2008 and 2007, the Company recorded a loss of $1,006,000 and $0, respectively, for other-than-temporary impairments.  The loss of $1,006,000 for 2008 represents a loss on bonds and preferred stock that the Company determined to be other-than-temporary due to the severity of the decrease in fair values and the length of time that these securities were in a loss position.  In the fourth quarter of 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer that managed a trading account of the Company.  Accordingly, the Company recorded a $2,006,000 loss, net of expected recoveries, in the fourth quarter of 2008 relating to assets invested with this broker-dealer.  See Note 5 of Notes to Consolidated Financial Statements for additional information.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income (Loss).  Other income was $1,164,000 for 2008 compared to a loss of $388,000 for 2007.  Included in 2008 is income of $1,043,000 representing a decrease in the fair value of the derivative liability relating to the agreement with Employers Direct Health, Inc. (“EDH”) (see Note 19 of Notes to Consolidated Financial Statements).  Included in 2007 is a loss of $409,000 representing an increase in the fair value of the derivative liability relating to the agreement with EDH.  The unrealized gain for 2008 reflects the probability of a lower future payment due to EDH as a result of less favorable loss ratios on this business.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 11%, or $8,504,000, to $70,114,000 for 2008, compared to $78,618,000 for 2007.  The decrease of $8,504,000 is primarily comprised of a $9,729,000 decrease in medical stop-loss due to a decrease in volume of business written and improved loss ratios (the Company recorded $4,500,000 of reserve strengthening in the prior year), partially offset by a $1,540,000 increase in fully insured health as a result of higher claims and an overestimation of a PPO discount on business from the group major medical program, and higher losses on group major medical business assumed from IHC.

Selling, General and Administrative.  Selling, general and administrative expenses increased $2,800,000 to $40,263,000 for 2008, compared to $37,463,000 for 2007.  This increase is primarily due to the additional expense of IPA of $5,540,000, which includes commissions and other general expenses of the agency, and higher underwriting expenses inclusive of administration fees of $702,000, offset by lower commissions expense of $3,134,000 incurred by Independence American primarily resulting from a decrease in premiums assumed in medical stop-loss business.

Amortization and Depreciation.  Amortization and depreciation expense decreased $178,000 to $793,000 for 2008, compared to $971,000 for 2007.  The decrease in amortization is the result of the Company fully amortizing the intangible asset associated with previous broker/TPA relationships in the prior year, offset by additional amortization expense as a result of the acquisition of the remaining 20% interest in Marlton and the acquisition of 51% of IPA (see Note 4 of Notes to Consolidated Financial Statements).

Minority Interest.   The Company recorded minority interest expense of $471,000 for 2008 and $215,000 for 2007.  The 2008 expense relates to the 49% minority interest in IPA, the 49% minority interest in HIO, and the 20% minority interest in Marlton for the first quarter ended March 31, 2008.  The 2007 expense relates to the 20% minority interest in Marlton.

Income Taxes.  The provision for income taxes decreased $60,000 to $631,000, an effective rate of 37.8%, for 2008, compared to $691,000, an effective rate of 37.8%, for 2007.  Net income for 2008 and 2007 includes a non-cash provision for federal income taxes of $497,000 and $518,000, respectively.  The state tax effective rate decreased to 8.1% for 2008 from 8.4% for 2007.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will increase relative to a decrease in Independence American’s pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain (loss) on Discontinued Operations.  Loss on discontinued operations, net of tax was $75,000 for 2008, compared to $0 for 2007.  The loss of $75,000 was due to the loss of rental income associated with the sublease of a property located in Livermore, California, and a re-estimation of expected expenses related to the lease (see Note 9 of Notes to Consolidated Financial Statements).

Net Income.  The Company’s net income decreased 15% to $965,000, or $.11 per share, diluted, for 2008, compared to $1,138,000, or $.13 per share, diluted, for 2007.

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

Corporate

Corporate derives cash flow funds principally from dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  Other than Independence American, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  Delaware insurance laws and regulations govern the ability of Independence American to pay dividends to its parent company.  For the twelve months ended December 31, 2008, our MGUs and agencies paid $3,025,000 in dividends to Corporate.

Cash Flows

As of December 31, 2008, the Company had $57,248,000 of cash, cash equivalents, and investments net of amounts due to/from brokers compared with $66,432,000 as of December 31, 2007.

Net cash provided by operating activities of continuing operations for the year ended December 31, 2008 was $2,603,000.  Net cash flows were the result of insurance revenues and fees from our MGUs, partially offset by claims and losses.

Net cash used by investing activities of continuing operations for the year ended December 31, 2008 was $4,338,000.  This resulted from purchases of ownership interests in IPA and Marlton (see Note 3 of Notes to Consolidated Financial Statements).

At December 31, 2008, the Company had $6,980,000 of restricted cash at our MGUs.  The amount at our MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $6,980,000. This asset, in part, represents the premium that is remitted by the insureds and is collected by our MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by our MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each of our MGUs with a corresponding payable to each insurance carrier.  In addition to the premium being held at our MGUs, our MGUs are in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that our MGUs can access.  The cash is used by our MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables our MGUs to reimburse claims in a timely manner.

At December 31, 2008, the Company had $32,760,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments. The Company expects continued cash usage similar to the amount used in 2008 for its discontinued operations, which are primarily lease obligations, for the year ending December 31, 2009.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable insurance statutes and regulations which have been promulgated primarily for the protection of policyholders.  Of the aggregate carrying value of the Company's investment assets, approximately 94.0% was invested in investment grade fixed income securities, securities purchased under resale agreements, and cash and cash equivalents at December 31, 2008.  The Company's gross unrealized losses on available-for-sale securities totaled $4,620,000 and $1,459,000 at December 31, 2008 and 2007, respectively.  Substantially all of these securities were investment grade.  The Company holds all fixed maturities and preferred stock as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).  The Company does not have any non-performing fixed maturities at December 31, 2008.

At December 31, 2008, the Company had $1.9 million invested in whole loan collateralized mortgage obligations (“CMOs”) backed by Alt-A mortgages.  Of this amount, 46.3% were in CMOs that originated in 2005 or earlier and 53.7% were in CMOs that originated in 2006.  While these mortgages have seen lower market values recently, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance.  The Company's mortgage security portfolio has no direct exposure to sub-prime mortgages.  The decline in fair value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.  Some of these financial institutions have exposure to sub-prime mortgages.  The unrealized loss for CMO securities is primarily attributable to Alt-A mortgages as described above.  The unrealized losses on corporate securities are due to wider spreads.  Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

The composition of the Company's fixed maturities at December 31, 2008, utilizing Standard and Poor's rating categories, was as follows:

GRADE	% INVESTED

AAA	47.9%
AA	10.7%
A	20.6%
BBB	20.4%
BB	0.4%
100%

The Company reviews its investments regularly and monitors its investments continually for impairments. For 2008, the Company recorded a loss of $1,006,000 for other-than-temporary impairments from bonds and preferred stocks.

The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2008 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$1,591	$813	$-	$-	$2,404
Equity securities	83	247	-	-	330

Total	$1,674	$1,060	$-	$-	$2,734

The Company has chosen to carry its fixed maturity securities as available-for-sale. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy (as disclosed in Note 2 of Notes to Consolidated Financial Statements) and were determined to be temporary in nature at December 31, 2008.  In 2008, the Company experienced an increase in unrealized losses of $2,853,000 million which decreased stockholders' equity by $2,853,000 million (reflecting unrealized losses of $4,057,000 million at December 31, 2008 compared to unrealized losses of $1,204,000 million at December 31, 2007).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.

Balance Sheet

Total investments decreased $7,301,000 to $52,847,000 at December 31, 2008 from $60,148,000 at December 31, 2007, due to unrealized losses and impairments of fixed income securities, the acquisitions of Marlton ($3,700,000) and IPA ($1,750,000), and the trading account loss of $2,006,000, net of expected recoveries, taken in the fourth quarter of 2008 relating to certain activities engaged in by the non-affiliate broker-dealer that managed a trading account of the Company.  The $1,745,000 decrease in total stockholders' equity is primarily due to an increase of $2,853,000 in unrealized losses, offset by net income of $965,000 generated during 2008.

The Company had receivables from reinsurers of $9,386,000 at December 31, 2008.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at December 31, 2008.

CAPITAL RESOURCES

As Independence American’s total adjusted capital was significantly in excess of the authorized control level risk-based capital, the Company remains well positioned to increase or diversify its current activities. It is anticipated that future acquisitions or other expansion of operations will be funded internally from existing capital and surplus and parent company liquidity. In the event additional funds are required, it is expected that they would be borrowed or raised in the public or private capital markets to the extent determined to be necessary or desirable.

OUTLOOK

Independence American

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

Since its acquisition by AMIC in 2002, Independence American’s primary source of revenue has been reinsurance premiums.  During 2008, we began to become less dependent on reinsurance premiums as we increased the amount of business written by Independence American.  During 2008, Independence American wrote group major medical, medical stop-loss, major medical plans for individuals and families, and a small amount of short-term medical. Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its products.  In late 2008, Independence American appointed a second MGU, which is expected to meaningfully increase the amount of medical stop-loss business written by Independence American in 2009, and we continue to seek additional production sources.  With respect to major medical plans for individuals and families, the acquisition of a controlling interest in IPA, should meaningfully increase the amount of this line of business written by Independence American in 2009.

IHC Treaties

With respect to the IHC Treaties, the Company’s operating results are affected by the following factors: (i) the percentage of business ceded to Independence American pursuant to the IHC Treaties; (ii) the amount of gross premium written by Standard Security Life or Madison National Life that is ceded to the IHC Treaties; and (iii) the amount of gross premium produced by the MGUs and other distribution sources written by carriers other than Standard Security Life or Madison National Life that is ceded to Independence American.  The profitability of the business ceded will also impact our operating results.  Independence American assumes medical stop-loss, fully insured health and DBL premiums from IHC under the IHC Treaties.

Percentage of Business Ceded

In 2009 and beyond, the percentage of medical stop-loss ceded to Independence American will depend on how much IHC determines it has available to reinsure and Independence American’s desire to reinsure IHC’s business.  Since the percentage being ceded is now well in excess of the contractual minimum, there is no guaranty that IHC will continue to increase the percentage of business ceded to Independence American or, in fact, cede in excess of 15%.  However, our MGUs are the largest producers of medical stop-loss business for IHC, controlling a majority of this premium in 2008.

Independence American reinsures 20% of Standard Security Life’s DBL product.  Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Standard Security Life and Madison National Life ceded approximately 8.9% of the majority of their fully insured health business to Independence American.  Standard Security Life and Madison National

Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  The Company does not expect the percentage ceded to it from IHC will change significantly in the next twelve months.

If Independence American, Standard Security Life, and Madison National Life had agreed to increase the average percentage ceded to Independence American by 1% (from the approximately 23% ceded for the twelve months ended December 31, 2008) and Standard Security Life’s and Madison National Life’s gross written premium had remained unchanged, Independence American’s premium would have increased by approximately $1.8 million, which is approximately 1.8% of total net premiums earned for the year ended December 31, 2008.  That increase in premium, however, would not have flowed directly to pre-tax operating income because of corresponding changes in insurance benefits, claims and reserves and other expenses attributable to the increase in premiums.

Amount of Premiums Written

The gross medical stop-loss premiums written by IHC decreased in 2008 by 9.3% and such premiums produced by our MGUs decreased by 10.4% in 2008 as a result of writing and/or renewing fewer policies due to competitors' willingness to write business at profit margins lower than those acceptable to the Company, partially offset by increased rates on the policies retained.  This resulted in a decrease in the gross amount of premium available to be ceded to Independence American in 2008, which decrease could extend into 2009.  Our MGUs do not anticipate materially increasing their production of medical stop-loss business in 2009.  IHC has reported that it expects its DBL and fully insured premiums to remain steady in 2009

Profitability

The medical stop-loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a “softer” market. The medical stop-loss market began to “soften” in 2003 and less favorable conditions continued through 2008.  As a result of these market conditions, the rate that the carriers that cede business to the Company were able to charge for medical stop-loss increased at a lesser rate in recent years although increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces the risk taker’s overall risk exposure.  Fully insured health business tends to be less volatile and less cyclical than excess insurance.

Marketing Agreements

In February 2006, Independence American entered into an agreement with a marketing organization with a block of fully insured health business, including CDHPs, primarily sold to small employer groups, and medical stop-loss, to begin writing for Independence American.  The organization that produces this business began writing employer medical stop-loss through Independence American in 2006, and moved the majority of its existing block of fully insured and stop-loss health insurance to Independence American during 2007.  Independence American will be the exclusive issuing carrier for business underwritten by this organization through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and this organization could be entitled to additional cash consideration (see Note 19 of Notes to Consolidated Financial Statements).

In addition, in 2007 the Company entered into an agreement with IPA, a national career agent marketing organization, to begin marketing health plans to individuals and families utilizing Independence American as the carrier.  Independence American retains 50% of the risk on this business.  Gross premiums of $4,295,000 and $231,000 were written under this program in 2008 and 2007, respectively.  The program is administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.  AMIC purchased a 51% interest in IPA in April 2008 (see Note 3 of Notes to Consolidated Financial Statements).

Item 7A.

 Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control over Financial Reporting	32

Reports of Independent Registered Public Accounting Firm	33

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	34

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	35

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2008 and 2007	36

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	37

Notes to Consolidated Financial Statements	38

SCHEDULES:*

Summary of investments - Other than investments in related parties at
December 31, 2008 (Schedule I)	72

Financial information of parent company (Schedule II)	73-75

Supplementary insurance information (Schedule III)	76

Statements of Cash Flows – Valuation and Qualifying Accounts (Schedule V)	77

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

Management assessed the effectiveness of AMIC's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on our assessment we concluded that, as of December 31, 2008, AMIC's internal control over financial reporting is effective.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 16, 2009

 American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS:	2008	2007
Investments:
Short-term investments, at amortized cost, which approximates fair value	$-	$4,786
Securities purchased under agreements to resell	3,917	5,923
Fixed maturities available-for-sale, at fair value	45,884	46,112
Equity securities available-for-sale, at fair value	3,046	3,327

Total investments	52,847	60,148

Cash and cash equivalents	4,401	6,284
Restricted cash ($5,194 and $12,824, respectively, restricted by related parties)	6,980	15,201
Accrued investment income	509	471
Premiums receivable ($5,684 and $7,103, respectively, due from related parties)	9,571	9,926
Net deferred tax asset	12,584	12,455
Due from reinsurers ($7,115 and $9,242, respectively, due from related parties)	9,386	10,845
Goodwill	23,561	20,485
Intangible assets	3,256	2,811
Accrued fee income ($480 and $782, respectively, due from related parties)	955	1,113
Other assets	6,575	2,376

TOTAL ASSETS	$130,625	$142,115

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Insurance reserves ($21,564 and $22,973, respectively, due to related parties)	$32,760	$32,311
Premium and claim funds payable ($5,194 and $12,824, respectively,
due to related parties)	6,980	15,201
Derivative liability	205	1,248
Commission payable ($2,894 and $2,455, respectively, due to related parties)	3,592	3,345
Accounts payable, accruals and other liabilities ($281 and $339, respectively,
due to related parties)	2,763	2,633
State income taxes payable	573	453
Due to reinsurers ($25 and $1,789, respectively, due to related parties)	25	1,796
Net liabilities associated with discontinued operations	366	399

Total liabilities	47,264	57,386

Minority interest	429	52

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,503,989 shares outstanding, respectively	92	92
Additional paid-in capital	479,783	479,640
Accumulated other comprehensive loss	(4,057)	(1,204)
Treasury stock, at cost, 677,804 shares, respectively	(8,112)	(8,112)
Accumulated deficit	(384,774)	(385,739)

Total stockholders’ equity	82,932	84,677

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$130,625	$142,115

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31,
	2008	2007

REVENUES:
Premiums earned ($57,031 and $68,143, respectively, from related parties)	$96,984	$106,100
MGU and agency income ($6,128 and $6,896, respectively, from related parties)	14,539	9,452
Net investment income	3,527	3,611
Net realized investment gains (losses)	(2,902)	321
Other income (loss)	1,164	(388)
	113,312	119,096

EXPENSES
Insurance benefits, claims and reserves ($39,670 and $50,128,
respectively, from related parties)	70,114	78,618
Selling, general and administrative expenses ($18,239 and $18,599,
respectively, from related parties)	40,263	37,463
Amortization and depreciation	793	971
Minority interest	471	215
	111,641	117,267

Income from continuing operations before income tax	1,671	1,829
Provision for income taxes	631	691

Income from continuing operations	1,040	1,138
Loss on disposition of discontinued operations, net of tax	(75)	-

Net income	$965	$1,138

Basic income per common share:
Income from continuing operations	$.12	$.13
Loss on disposition of discontinued operations, net of tax	(.01)	-
Net income applicable to common shares	$.11	$.13

Weighted-average shares outstanding	8,504	8,484

Diluted income per common share:
Income from continuing operations	$.12	$.13
Loss on disposition of discontinued operations, net of tax	(.01)	-
Net income applicable to common shares	$.11	$.13

Weighted-average diluted shares outstanding	8,504	8,535

See accompanying notes to consolidated financial statements.

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands except shares)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Comprehensive
	Shares	Amount	In Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Income (Loss)

Balance, December 31, 2006	9,180,695	$92	$479,399	$(1,191)	$(386,566)	722,805	$(8,650)	$83,084	$
Exercise of options	-	-	10	-	(311)	(45,001)	538	237
Share-based compensation expense	-	-	231	-	-	-	-	231
Unrealized losses on securities	-	-	-	(13)	-	-	-	(13)	(13)
Other capital transactions	1,098	-	-	-	-	-	-	-
Net income	-	-	-	-	1,138	-	-	1,138	1,138
Balance, December 31, 2007	9,181,793	92	479,640	(1,204)	(385,739)	677,804	(8,112)	84,677	1,125
Share-based compensation expense	-	-	143	-	-	-	-	143
Unrealized losses on securities	-	-	-	(2,853)	-	-	-	(2,853)	(2,853)
Net income	-	-	-	-	965	-	-	965	965
Balance, December 31, 2008	9,181,793	$92	$479,783	$(4,057)	$(384,774)	677,804	$(8,112)	$82,932	$(1,888)

See accompanying notes to consolidated financial statements.

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$965	$1,138
Adjustments to net income:
Net realized investment (gains) losses	2,902	(321)
Loss on disposal of discontinued operations	75	-
Amortization and depreciation	793	971
Equity loss	56	28
Deferred tax expense	620	621
Non-cash stock compensation expense	143	231
Change in operating assets and liabilities:
Net sales of trading securities	142	324
Change in insurance reserves	449	9,807
Change in net amounts due from and to reinsurers	(312)	1,286
Change in accrued fee income	158	(98)
Change in premiums receivable	355	(7,799)
Change in income taxes	(106)	9
Change in other assets and other liabilities	(3,637)	2,377

Net cash provided by operating activities of continuing operations	2,603	8,574
Net cash used by operating activities of discontinued operations	(148)	(156)
Net cash provided by operating activities	2,455	8,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (purchases) sales of short-term investments	2,368	(40)
Net sales of securities under resale and repurchase agreements	2,006	753
Sales of and principal repayments on fixed maturities	11,649	11,894
Maturities and other repayments of fixed maturities	5,230	2,770
Purchases of fixed maturities	(19,994)	(17,739)
Sales of equity securities	622	863
Purchases of equity securities	(962)	(2,444)
Distribution from interest in partnerships	-	62
Acquisition of Marlton 20% interest (see Note 3)	(3,700)	-
Acquisition of IPA, LLC, net of cash acquired (see Note 3)	(1,557)	-
Acquisition of HealthInsurance.org, LLC	-	(430)

Net cash used by investing activities	(4,338)	(4,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	237

Net cash provided by financing activities	-	237

Increase (decrease) in cash and cash equivalents	(1,883)	4,344
Cash and cash equivalents, beginning of period	6,284	1,940
Cash and cash equivalents, at end of period	$4,401	$6,284

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$108	$97

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Nature of Business

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; e) our 51% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization; and f) our wholly owned claims administration company, Excess Claims Administrators, Inc. (“ECA”).  IndependenceCare, RAS and Marlton are collectively referred to as "our MGUs".  HIO and IPA are collectively referred to as “our Agencies”.

Prior to November 14, 2002, the Company (then known as SoftNet Systems, Inc.) was a holding company principally engaged in providing Internet services.  All previously reported business segments have ceased operations or have been sold, and accordingly are reported as discontinued operations (see Note 9 of Notes to Consolidated Financial Statements).

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), an insurance holding company, which held 49.7% of AMIC’s outstanding common stock at December 31, 2008.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical (“STM”) and group major medical.

2.

Summary of Significant Accounting Policies

Principles of Consolidation and Presentation of Financial Statements

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Reclassifications

Certain amounts in prior years' Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2008 presentation, primarily relating to the EDH Derivative (see Note 19 of Notes to Consolidated Financial Statements).

Investment in Majestic Underwriters LLC

The Company's investment in Majestic Underwriters LLC (see Note 7 of Notes to Consolidated Financial Statements) is carried on the equity method with the Company's share of income or loss credited or charged, as appropriate, to net investment income in the Consolidated Statements of Operations with a corresponding charge to the Company's investment account. The Company also reduces its investment for its proportionate share of the amortization expense for the intangible assets recorded in the acquisition.

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the third quarter of each year, or more frequently if indicators arise.  If the fair value of a reporting unit is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2008 or 2007.

At December 31, 2008, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of AMIC stock in 2008.  As a result of this assessment, the Company does not believe that an impairment of goodwill exists at this time (see Note 3 of Notes to Consolidated Financial Statements).

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell ("resale agreements") and securities sold under agreements to repurchase ("repurchase agreements") are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the agreements.  The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

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

(b) Securities not held for trading purposes which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains and losses deemed temporary are credited or charged, as appropriate, directly to accumulated other comprehensive income (a component of stockholders' equity).  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other than temporary, are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations.

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations.  While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.  There were no such transactions outstanding at December 31, 2008 and 2007.

(iii) Realized gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative transactions, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains or losses), credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations. All realized gains and losses are reflected currently in the Consolidated Statements of Operations.  Gains (losses) on these instruments were $1,196,000 and $(480,000) during 2008 and 2007, respectively.  There were no such derivative transactions outstanding at December 31, 2008 and 2007.

(v) Fair value is determined by quoted market prices, where available, or by independent pricing services.

(vi) The Company reviews its investment securities regularly and determines whether other than temporary impairments have occurred. If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to the Consolidated Statements of Operations, establishing a new cost basis for the security. Beginning with fourth quarter of 2008, for purposes of other-than-temporary impairment evaluation, preferred stocks are treated in a manner similar to debt securities.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  For structured securities such as mortgage backed securities, an impairment loss is recognized when there has been a decrease in expected cash flows combined with a decline in the security's fair value below cost.

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

Premium, MGU Fee, and Agency Income Revenue Recognition

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

MGU and agency income consisted of the following:

	Year Ended
	December 31,
	2008	2007
	(In thousands)

MGU fee income - administration	$7,822	$9,141
MGU fee income - profit commissions	1,036	257
Agency Income	5,681	54

	$14,539	$9,452

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

Due to the short-term nature of Medical Stop-Loss, redundancies or deficiencies will typically emerge during the course of the following year rather than over a number of years.  For Employer Stop-Loss, as noted above, the Company typically maintains its reserves based on underlying assumptions until it determines that an adjustment is appropriate based on emerging experience from all of its MGUs for prior underwriting years.  Reserves for HMO Reinsurance are adjusted on a policy by policy basis.  Because of the small number of HMO Reinsurance policies it writes or reinsures, the Company is able to evaluate each policy individually for potential liability by reviewing open claims with each HMO and applying completion factors using historical data.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2008 and December 31, 2007. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings in the period in which they arise.

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2008, Independence American derived most of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.

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

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of Interpretation 48 on January 31, 2007 did not have a material effect on the Company’s financial statements and the Company believes there are no significant tax positions that would require disclosure under Interpretation 48.  Interest income or expense and penalties when applicable will be credited or charged, as appropriate, to selling, general and administrative expenses in the Consolidated Statements of Operations.  The IRS has completed their audit of the Company’s 2003 and 2004 consolidated income tax returns in the third quarter of 2008 and made no changes to the reported tax for those periods.

Income Per Common Share

Basic income per common share is computed using the weighted average number of common stock shares outstanding during the period.  Diluted income per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period.  Common stock equivalents consist of stock options (using the "treasury stock" method).  Common stock equivalent shares are excluded from the computation if the effect is anti-dilutive.  As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss.  Included in the diluted earnings per share calculations are 51,000 shares for the year ended December 31, 2007, from the assumed exercise of options using the treasury stock method.  For the year ended December 31, 2008, such shares were deemed anti-dilutive.  Net income does not change as a result of the assumed dilution.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In November 2008, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force (“EITF”) Issue No. 08-7, "Accounting for Defensive Intangible Assets," ("EITF No. 08-7").  EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them.  As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting.  Defensive intangible assets should not be included as part of the cost of the acquirer's existing intangible assets because the defensive intangible assets are separately identifiable.  Defensive intangible assets must be recognized at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") 141(R) and SFAS 157.  EITF No. 08-7 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF No. 08-7 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-6, "Equity Method Investment Accounting” (“EITF No. 08-6”).  EITF No. 08-6 requires that the cost basis of an equity method investment be determined by using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of the investment and would exclude the value of contingent consideration.  Equity method investments will be subject to other-than-temporary impairment analysis, however, an equity investor shall not separately test and investee’s underlying indefinite-lived intangible assets for impairment.  EITF No. 08-6 also requires an equity investor to account for a share issuance by an investee as if the investor had sold a proportionate share if its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings.  EITF No. 08-6 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF No. 08-6 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-

1”).  FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”.  FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted.  The adoption of FSP EITF No. 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of FSP FAS 142-3 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 expands the current disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  In addition, SFAS 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format as well as cross-referencing within the footnotes to allow users of financial statements to locate important information about derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 is not expected to have a material effect on the Company’s consolidated financial statements

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”).  The objective of FSP FAS 140-3 is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  FSP FAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years.  Earlier application is not permitted.  The adoption of FSP FAS 140-3 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS 160”).  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008.  SFAS 141(R) will be applied prospectively.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 will be applied prospectively.  Early adoption is prohibited for both standards.  The adoption of SFAS 141(R) and SFAS 160 is not expected to have a material effect on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In January 2009, the FASB issued FSP No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20" ("FSP EITF 99-20-1").  FSP EITF 99-20-1 aligns the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets", with that in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and other related guidance.  The adoption of FSP EITF 99-20-1 did not have a material effect on the Company's consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”).  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, requiring public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, requiring public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  FSP FAS 140-4 and FIN 46(R)-8 shall be effective for annual or interim periods ending after December 15, 2008.  The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material effect on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP FAS 133-1 and FIN 45-4"). FSP FAS 133-1 and FIN 45-4 expands the disclosure requirements of SFAS 133 for sellers of credit derivatives and hybrid instruments that have embedded credit derivatives to include (a) the nature of the credit derivative, including the approximate term, the reasons for entering into the credit derivative and the events or circumstances that would require the seller to perform under the credit derivative and the current status of the payment/performance risk of the credit derivative, (b) the maximum potential amount of future payments (undiscounted) the seller could be required to make under the credit derivative, (c) the fair value of the credit derivative, and (d) the nature of (1) any recourse provisions that would enable the seller to recover from third parties any of the amounts paid under the credit derivative, and (2) any assets held either as collateral or by third parties that, upon the occurrence of any specified triggering event or condition, the seller can obtain and liquidate to recover all or a portion of the amounts paid under the credit derivative. With respect to hybrid instruments that have an embedded credit derivative, the seller shall disclose the required information for the entire hybrid instrument, not just the embedded derivative. Disclosure requirements of Interpretation 45 were expanded to include the current status of the payment/performance risk of the guarantee. FSP FAS 133-1 and FIN 45-4 shall be effective for annual or interim periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles", which occurred on September 16, 2008.  The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial statements.

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

3.  Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2008 is as follows (in thousands):

Goodwill

Balance at December 31, 2007	$20,485
IPA Acquisition	330
Marlton Acquisition	3,182
Reduction of valuation allowance on deferred tax assets	(436)
Balance at December 31, 2008	$23,561

On April 1, 2008, the Company purchased the remaining 20% interest in Marlton for $3,700,000, which was funded from corporate liquidity, thereby increasing its interest in this medical stop-loss MGU to 100%.  The Company reduced minority interest by $39,000 for the 20% interest in net assets acquired.  The Company recorded goodwill based on the fair value of the remaining 20% interest at the acquisition date.  As a result of the acquisition, the Company also reduced the valuation allowance on deferred tax assets by $436,000 with a corresponding decrease in goodwill for the amount of net operating losses it estimates it will utilize.

On April 15, 2008, the Company acquired certain of the assets and assumed certain of the liabilities of Insurance Producers Group of America, Inc. and its subsidiaries for $1,750,000, which was funded from corporate liquidity.  These assets were acquired by IPA, an indirect, 51% owned subsidiary of the Company.

As required by SFAS 142, the goodwill impairment test must be performed annually.  Additionally, SFAS 142 states that goodwill shall be tested for impairment between annual tests if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company utilized a discounted cash flow model, which includes residual value, to determine the fair value of the reporting unit.  The Company performed its annual test at September 30, 2008 and determined that goodwill was not impaired.

At December 31, 2008, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of AMIC stock in 2008, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) IHC and insiders own over 50% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of AMIC stock, (iii) the general lack of confidence in equity securities, which has resulted in a flight to US Treasury securities and other investments perceived to be of a higher quality, (iv) both financial institutions and the insurance industry as a whole have seen similar drops in share prices, particularly in the fourth quarter of 2008 as concerns over the effects of the volatile equity and bond markets on insurance company’s investment portfolios are translating into lower share prices.  In light of such developments, the Company updated its evaluation at December 31, 2008 and reaffirmed that goodwill was not impaired.  Going forward, the Company changed its annual impairment testing date from September 30 to December 31.  If the Company experiences a sustained decline in its results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

4.  Intangible Assets

Intangible assets at December 31, 2008 and 2007 consist of the following (in thousands):

	December 31, 2008			December 31, 2007
	Definitive	Indefinite		Definitive	Indefinite
	Lives (a)	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$8,169	$100	$8,269	$8,057	$100	$8,157
Additions	1,204	-	1,204	112	-	112
Balance end of period	9,373	100	9,473	8,169	100	8,269

Accumulated Amortization
Balance beginning of period	(5,458)	-	(5,458)	(4,615)	-	(4,615)
Amortization expense	(759)	-	(759)	(843)	-	(843)
Balance end of period	(6,217)	-	(6,217)	(5,458)	-	(5,458)

Net intangible assets	$3,156	$100	$3,256	$2,711	$100	$2,811

Weighted average remaining life in years			2.42			1.66

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2009	$783
2010	783
2011	783
2012	124
2013 and thereafter	683
$3,156

Intangible asset additions of $1,204,000 in 2008 are a result of the Company’s purchase of the remaining 20% interest in Marlton on April 1, 2008 ($480,000), and the acquisition of certain of the assets and assumption of certain of the liabilities of Insurance Producers Group of America, Inc. and its subsidiaries on April 15, 2008 ($724,000). These assets were acquired by IPA, an indirect, 51% owned subsidiary of the Company.  Intangible assets related to the purchase of the remaining 20% interest in Marlton represent broker relationships with an estimated useful life of 10 years.  Intangible assets related to Insurance Producers Group of America, Inc. and its subsidiaries represent various relationships and proprietary technology with estimated useful life spans of 4 to 12 years.

5.  Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	DECEMBER 31, 2008
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$24,621	$128	$(2,964)	$21,785
Collateralized mortgage obligations (CMO)	8,470	46	(989)	7,527
States, municipalities and political subdivisions	2,513	21	(147)	2,387
U.S. Government	4,873	239	-	5,112
Government sponsored enterprise (GSE)	2,801	49	-	2,850
Agency mortgage backed pass
through securities (MBS)	6,143	80	-	6,223
Total fixed maturities	$49,421	$563	$(4,100)	$45,884

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$3,566	$-	$(520)	$3,046

	DECEMBER 31, 2007
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$21,332	$55	$(655)	$20,732
Collateralized mortgage obligations (CMO)	8,929	20	(306)	8,643
States, municipalities and political subdivisions	1,788	2	(13)	1,177
U.S. Government	4,663	112	-	4,775
Government sponsored enterprise (GSE)	5,354	7	(27)	5,334
Agency mortgage backed pass
through securities (MBS)	4,793	59	(1)	4,851
Total fixed maturities	$46,859	$255	$(1,002)	$46,112

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$3,784	$-	$(457)	$3,327

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The amortized cost and fair value of fixed maturities at December 31, 2008 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

	DECEMBER 31, 2008
	AMORTIZED	FAIR	% OF TOTAL
	COST	VALUE	FAIR VALUE
	(in Thousands)

Due in one year or less	$791	$787	2%
Due after one year through five years	11,901	11,648	25%
Due after five years through ten years	8,606	7,513	17%
Due after ten years	10,709	9,336	20%
	32,007	29,284	64%
CMO and MBS
15 years	9,829	8,929	19%
20 years	-	-	-
30 years	7,585	7,671	17%
Total	$49,421	$45,884	100%

The following tables summarizes, for all securities in an unrealized loss position at December 31, 2008 and December 31, 2007, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$8,998	$882	$10,254	$2,082	$19,252	$2,964
CMO	1,049	291	2,666	698	3,715	989
States, municipalities and political subdivisions	1,358	99	481	48	1,839	147
U.S. Government	-	-	-	-	-	-
GSE	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-
Total fixed maturities	$11,405	$1,272	$13,401	$2,828	$24,806	$4,100

EQUITY SECURITIES:

Preferred stock with maturities	$160	$14	$517	$29	$677	$43
Preferred stock without maturities	1,013	330	1,356	147	2,369	477
Total preferred stock	$1,173	$344	$1,873	$176	$3,046	$520

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

FIXED MATURITIES:

Corporate securities	$5,680	$268	$9,386	$387	$15,066	$655
CMO	1,896	80	5,436	226	7,332	306
States, municipalities and political subdivisions	823	13	-	-	823	13
U.S. Government	-	-	25	-	25	-
GSE	-	-	2,892	27	2,892	27
Mortgage-backed securities	-	-	113	1	113	1
Total fixed maturities	$8,399	$361	$17,852	$641	$26,251	$1,002

EQUITY SECURITIES:

Preferred stock with maturities	$291	$6	$884	$98	$1,175	$104
Preferred stock without maturities	1,635	299	517	54	2,152	353
Total preferred stock	$1,926	$305	$1,401	$152	$3,327	$457

Substantially all of the unrealized losses at December 31, 2008 and 2007 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized losses on corporate securities are due to wider spreads.  Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  The Company reviews its investments regularly and monitors its investments for impairments.  At December 31, 2008, the Company had $1.9 million invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 46.3% were in CMOs that originated in 2005 or earlier and 53.7% were in CMOs that originated in 2006.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.  The unrealized loss for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007 and continuing in 2008.  Some of these financial institutions have exposure to sub-prime mortgages.

A total of 30 securities were in a continuous unrealized loss position for less than 12 months and 43 securities for 12 months or longer as of December 2008.  A total of 24 securities were in a continuous unrealized loss position for less than 12 months and 51 securities for 12 months or longer as of December 31, 2007.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Based on management’s review of the portfolio, which considered the various factors described in Note 2 of Notes to Consolidated Financial Statements, the Company recorded a loss of $1,006,000 for other-than-temporary impairments for the twelve months ended December 31, 2008.  This was due to the severity of the decrease in fair values and the length of time that these securities were in a loss position.  The Company did not record any losses for other-than-temporary impairments for the twelve months ended December 31, 2007.  The loss for the twelve months ended December 31, 2008 of $1,006,000 represents a loss on investment grade bonds and preferred stocks of financial institutions that the Company determined to be other-than-temporary.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

The Company had derivative instruments representing the value of the contingent payment due to EDH as of December 31, 2008 and 2007 (see Note 19 of Notes to Consolidated Financial Statements).

Gross gains of $50,000 and gross losses of $83,000 were realized on sales of available-for-sale securities for the year ended December 31, 2008.

Gross gains of $112,000 and gross losses of $115,000 were realized on sales of available-for-sale securities for the year ended December 31, 2007.

In the fourth quarter of 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer that managed a trading account of the Company. Net realized investment gains reported in the accompanying Consolidated Statements of Operations for 2008 and 2007 includes income related to the trading account of $142,000 and $324,000, respectively. Short-term investments in the December 31, 2007 consolidated balance sheet include the Company’s investment in the account with a carrying amount of $4,802,000. The carrying amount of the Company’s investment at the time of loss was $2,566,000.  The broker-dealer is now in bankruptcy. The Company intends to file a claim and believes it will likely recover the $500,000 maximum amount available from the Securities Investor Protection Corporation (“SIPC”). Accordingly, the Company recorded a pre-tax loss of $2,006,000, net of expected recoveries, in net realized investment losses in the fourth quarter of 2008 in the Consolidated Statements of Operations.  While the Company may be subject to legal claims in this matter, the ultimate resolution of any such claims would not be material to its financial condition.

Major categories of net investment income for years 2008 and 2007 are summarized as follows:

	Year Ended
	December 31,
	2008	2007
	(In thousands)

Fixed maturities	$2,707	$2,614
Equity securities	238	257
Short-term investments	154	317
Other	484	451
Equity income (loss) - Majestic	(56)	(28)

Net investment income	$3,527	$3,611

Net realized investment gains (losses) for years 2008 and 2007 are as follows:

	Year Ended
	December 31,
	2008	2007
	(In thousands)
Net realized investment gains (losses):
Fixed maturities	$(46)	$9
Common stock	(10)	389
Preferred stock	12	(12)
Short-term investments	2	-
	(42)	386

Other than temporary impairments:
Fixed maturities	(435)	-
Preferred stock	(571)	-
	(1,006)	-

Trading account write-off	(2,006)	-
Trading and other gains (losses)	152	(65)

Net realized investment gains (losses)	$(2,902)	$321

6.  Fair Value Measurements

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

Investments in fixed maturities and equity securities

Investments included in Level 1 are primarily equities with quoted market prices.  Level 2 is primarily comprised of our portfolio of corporate fixed income securities, government agency mortgage-backed securities, government sponsored enterprises ("GSEs"), certain CMO securities, municipals and certain preferred stocks that were priced with observable market inputs.  Level 3 securities consist of certain CMO securities, primarily Alt-A mortgages.

Derivative liability

Financial liabilities consist of a derivative liability relating to the EDH Agreement (see Note 19 of Notes to Consolidated Financial Statements), and is included in Level 2.  The liability is valued using market-observable inputs including market price, interest rate, and volatility within a Black-Scholes model.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Financial Assets
Investment securities held for sale:
Fixed maturities	$-	$44,838	$1,046	$45,884
Equity securities	2,752	294	-	3,046
Total	$2,752	$45,132	$1,046	$48,930

Financial Liabilities
Derivative liability	$-	$205	$-	$205
Total	$-	$205	$-	$205

Inputs for certain fixed maturity securities that were observable during the second and third quarters of 2008 were not unobservable at December 31, 2008 as a result of limited or inactive markets.  These securities were transferred out of Level 2 and into the Level 3 category during 2008.  No securities were sold or transferred out of the Level 3 category in 2008.  Changes in the carrying value of Level 3 financial assets and liabilities for the year ended December 31, 2008 are summarized as follows (in thousands):

Fixed
Maturities

Balance at beginning of year	$-

Transfers into Level 3	1,080
Net unrealized losses included in accumulated other comprehensive loss	(34)

Balance at end of year	$1,046

7.  Investment in Majestic

At December 31, 2008 and December 31, 2007, the Company had an equity investment in Majestic with a carrying value of $862,000 and $918,000, respectively.  For years 2008 and 2007, the Company recorded $(56,000) and $(28,000), respectively, for its share of income (loss) from its investment in Majestic in Net Investment Income in the Consolidated Statements of Operations.

8.  Fixed Assets

Fixed assets, which are included in other assets, consist of the following (in thousands):

	As of December 31,
	2008	2007

Furniture and fixtures	$653	$564
Leasehold improvements	126	126
Equipment	941	892
Total	1,720	1,582
Less: allowance for depreciation	(1,571)	(1,546)
Fixed assets, net	$149	$36

9.  Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. (“IAHC”) on November 14, 2002, the Company was a holding company principally engaged in providing internet services through its discontinued operations.  The operating results of discontinued operations, when applicable, have been segregated from continuing operations and are reported as discontinued operations on the Consolidated Statements of Operations.  Although it is difficult to predict the final results, the loss on disposition from discontinued operations includes management’s estimates of costs to wind down the business and costs to settle its outstanding liabilities.  The actual results could differ materially from these estimates.  The estimated loss on disposition reserve for the discontinued operations of Intelligent Communications, Inc., (“Intellicom”) is reflected in net liabilities associated with discontinued operations in the accompanying Consolidated Balance Sheets.

Net liabilities of $366,000 and $399,000 associated with discontinued operations at December 31, 2008 and December 31, 2007, respectively, represent estimated closure costs of Intellicom.  A loss on disposition of discontinued operations was recorded in the fourth quarter of 2008 due to the loss of rental income associated with the sublease of a property located in Livermore, California, and a re-estimation of expected expenses related to the lease.  The company entered into an agreement with a third party to sublease the property in October of 2006 and estimated the income associated with the sublease in the reserve balance.  Due to the insolvency of the lessee, the Company recorded a loss of $75,000, net of tax, in the fourth quarter of 2008.

The Company believes the net liabilities for discontinued operations at December 31, 2008 adequately estimate the remaining costs associated with Intellicom discontinued operations.

10.  Commitments and Contingencies

Fixed maturities with a carrying value of $5,112,000 are on deposit with various state insurance departments at December 31, 2008.

The Company has operating leases for office space and certain other office equipment.  These operating leases provide for minimum rents and generally include options to renew for additional periods.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2008, are as follows (in thousands):

Year Ending	Net Operating
December 31,	Leases
2009	$292
2010	180
2011	31
2012	-
2013	-
2014 and thereafter	-
Total	$503

The Company's net rent expense for years 2008 and 2007 were $412,000 and $357,000, respectively.

The Company has additional obligations in regard to its agreement with EDH as further described in Note 19 of Notes to Consolidated Financial Statements.

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

11.  Share-Based Compensation

1998 Stock Incentive Plan ("1998 Plan")

Effective October 1, 1998, the Company implemented the 1998 Plan, which the Company's stockholders approved on April 13, 1999.  The 1998 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the 1998 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting 25% on the first year anniversary date of the grant and ratably over the next 36 months.  The 1998 Plan, which expired by its terms on October 7, 2008, had reserved for issuance a total of 7,154,198 common stock shares.  At December 31, 2008, stock options for 419,817 common stock shares were outstanding, stock options for 380,864 common stock shares were vested, and 6,550,556 common stock shares that had not been issued remained available for future stock options grants and other awards.  Awards made under the 1998 Plan prior to its expiration are still in effect.

Total share-based compensation expense was $143,000 and $231,000 for the twelve months ended December 31, 2008 and 2007, respectively.  Related tax benefits of $50,000 and $81,000 for the twelve months ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, there was approximately $132,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Stock Options

The following table summarizes the outstanding options to purchase common stock shares for years 2008 and 2007:

	Outstanding Options

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2006	491,500	15.00

Granted	35,334	10.78
Exercised	(45,001)	5.28
Expired	(23,334)	30.56
Forfeited	(15,000)	9.67

Balance, December 31, 2007	443,499	15.02

Granted	13,334	6.35
Expired	(37,016)	19.17

Balance, December 31, 2008	419,817	$14.37

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2008:

	Outstanding	Exercisable

Number of options	419,817	380,864
Weighted average exercise price per share	$14.37	$14.86
Aggregate intrinsic value of options	$-	$-
Weighted average contractual term remaining	4.66 years	4.27 years

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for years 2008 and 2007:

	Year Ended
	December 31,
	2008	2007

Volatility	21.42%	21.11%
Risk-free interest rate	4.00%	4.76%
Dividend yield	-	-
Expected lives in years	5.00	5.00
Weighted average fair value	$2.56	$4.46

Restricted Stock

The Company issued 12,000 restricted stock awards during the twelve months ended December 31, 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2007.  Restricted stock expense was $15,000 and $0 for the twelve months ended December 31, 2008 and 2007, respectively.

The following table summarizes restricted stock activity for the twelve months ended December 31, 2008:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Balance, December 31, 2007	-	$-

Granted	12,000	6.92

Balance, December 31, 2008	12,000	$6.92

As of December 31, 2008, there was approximately $68,000 of total unrecognized compensation expense related to non-vested restricted stock which will be recognized over the remaining requisite service periods.

12.  Related Party Transactions

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life and Madison National Life have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2008 and 2007, Standard Security Life and Madison National Life ceded an average of approximately 23% of their medical stop-loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s DBL business.  Standard Security Life and Madison National Life ceded approximately 8.9% of the majority of its fully insured health business to Independence American.

Independence American assumes these premiums from Standard Security Life and Madison National Life, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health business written by Independence American.  Additionally, our MGUs market, underwrite and provide administrative services, and ECA provides medical management and claims adjudication, for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC.  Our MGUs and ECA record related income, assets and liabilities in connection with that business.  Such related party information is disclosed on the Consolidated Balance Sheets and Consolidated Statements of Operations.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.  The cost of this coverage is split proportionally between the Company and IHC according to the type of risk and the Company’s portion is recorded in Selling, General and Administrative Expenses.

IHC provides the Company with pro rata quota share reinsurance on business written by Independence American.  In June 2008, Independence American began ceding 30% of its direct stop-loss busines sold through Marlton to Madison National Life. In addition, in 2008, Independence American ceded 50% of its STM and major medical for individuals and families business to unrelated reinsurers.  Independence American incurs an administration expense on its retained share of major medical for individual and families busness that is paid to Insurers Administrative Corporation, a subsidiary of IHC.

The Company and its subsidiaries incurred expense of $805,000 and $776,000 for the twelve months ended December 31, 2008 and 2007, respectively, from service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to the Company and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

13.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return on a September 30 fiscal tax year.  The provision for income taxes for the periods ended December 31, 2008 and 2007 are as follows:

	Year Ended
	December 31,
	2008	2007
	(In thousands)
CURRENT:

U.S. Federal	$(1)	$19
State and local	12	51
	11	70

DEFERRED:
U.S. Federal	497	518
State and local	123	103
	620	621

	$631	$691

Taxes computed at the federal statutory rate of 35% for the years ended December 31, 2008 and 2007 are reconciled to the Company's actual income tax expense as follows:

	2008	2007
	(In thousands)

Tax computed at the statutory rate	$585	$640
Dividends received deduction and tax exempt interest	(46)	(44)
State and local income taxes, net of federal effect	88	100
Other, net	4	(5)
Income tax	$631	$691

The federal income tax provision for the periods ending December 31, 2008 and 2007 include income tax provisions of $497,000 and $518,000, respectively, for the utilization of the Company's federal NOL carryforwards. The Company recorded deferred tax benefits on discontinued operations of $40,000 and $0 for the periods ending December 31, 2008 and 2007, which were included in Loss on Disposition of Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
DEFERRED TAX ASSETS:
Net liabilities associated with discontinued
operations	$147	$160
Investments	670	644
Unpaid accruals	161	161
Property and equipment	141	141
Other	12	9
Compensation accruals	1,011	1,340
Goodwill	(48)	198
Derivative liability	454	227
Insurance reserves	207	203
Unrealized securities losses	1,412	413
Net operating loss carryforwards	98,794	98,371

Total gross deferred tax assets	102,961	101,867

Less valuation allowance	(87,515)	(87,101)

Net deferred tax assets	15,446	14,766

DEFERRED TAX LIABILITIES:
MGU partnership income	(2,862)	(2,311)
Total gross deferred tax liabilities	(2,862)	(2,311)
Net deferred tax asset	$12,584	$12,455

During the year ended December 31, 2008 the Company increased its valuation allowance by $414,000.  This increase included $999,000 representing an increase of deferred tax on unrealized losses allocated to equity, offset by reductions of $436,000 for the acquisition of 20% of Marlton and $149,000 for the 51% acquisition of IPA, both of which were allocated to goodwill.  During the year ended December 31, 2007 the Company reduced its valuation allowance by $3,000 representing a decrease of deferred tax on unrealized losses allocated to equity.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2008.

At December 31, 2008, the Company had federal NOL carryforwards of approximately $276,340,000 which expire as follows (in thousands).

Tax Year:
2019	$19,671
2020	70,827
2021	142,530
2022	41,252
2023	528
2024	2
2025	-
2026	354
2027	-
2028	1,176
$276,340

At December 31, 2008, the Company also had NOL carryforwards of approximately $25,814,000 for state income tax purposes, primarily in the State of California.  Management believes that it is more likely than not that the state tax benefit of these net operating loss carryforwards will not be realized.

The IRS has completed their audit of the Company’s 2003 and 2004 consolidated income tax returns in the third quarter of 2008 and made no changes to the reported tax for those periods.  As the NOL carryforwards are utilized by AMIC, the amount of our NOL carryforwards could be reduced upon audit by the IRS for those tax years open for assessment under the statute of limitations.

AMIC's ability to utilize its federal NOL carrryforwards would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. AMIC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year '"testing period" by "5% stockholders."  In order to reduce the risk of an ownership change, in November 2002, AMIC's stockholders approved an amendment to its certificate of incorporation restricting transfers of shares of its common stock that could result in the imposition of limitations on the use, for federal, state and city income tax purposes, of AMIC's NOL carryforwards and certain federal income tax credits.  The certificate of incorporation generally restricts any person from attempting to sell, transfer or dispose, or purchase or acquire any AMIC stock, if such transfer would affect the percentage of AMIC stock owned by a 5% stockholder.  Any person attempting such a transfer will be required, prior to the date of any proposed transfer, to request in writing that the board of directors review the proposed transfer and authorize or not authorize such proposed transfer.  Any transfer attempted to be made in violation of the stock transfer restrictions will be null and void.  In the event of an attempted or purported transfer involving a sale or disposition of capital stock in violation of stock transfer restrictions, the transferor will remain the owner of such shares.  Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by AMIC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Code.

14.  Insurance Reserves

The Company maintains loss reserves to cover its estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees and a portion of the Company's general expenses, for reported and unreported claims incurred as of the end of each accounting period. These loss reserves are based on actuarial assumptions and are maintained at levels that are in accordance with U.S. GAAP. Many factors could affect these reserves, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the Company's reserves are necessarily based on estimates, assumptions and analysis of historical experience. The Company's results depend upon the variation between actual claims experience and the assumptions used in determining reserves and pricing products. Reserve assumptions and estimates require significant judgment and, therefore are inherently uncertain. The Company cannot determine with precision the ultimate amounts that will be paid for actual claims or the timing of those payments.

Reserves are based on approved actuarial methods, but necessarily include assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments.

All of the Company's short-duration contracts are generated from its accident and health business, and are accounted for based on actuarial estimates of the amount of loss inherent in that period's claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

	Year Ended
	December 31,
	2008	2007
	(In thousands)

Balance at a beginning of period	$32,311	$22,504
Less: reinsurance recoverables	(3,768)	(4,439)
Net balance at beginning of period	28,543	18,065
Amount incurred:
Current year	70,238	75,654
Prior years	(124)	2,964
Total	70,114	78,618
Amount paid, related to:
Current year	43,558	48,861
Prior years	26,282	19,279
Total	69,840	68,140
Net balance at end of period	28,817	28,543

Plus: reinsurance recoverables	3,943	3,768
Balance at end of period	$32,760	$32,311

The preceding schedule reflects (i) due and unpaid claims, (ii) claims in the course of settlement, (iii) estimated incurred but not reported reserves and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year.  The amount incurred in 2008 for prior years of $(124,000) is a result of a redundancy of $301,000 of DBL reserves, offset by the re-estimation of unpaid losses on fully insured health reserves of $177,000.  The amount incurred in 2007 for prior years of $2,964,000 is a result of the re-estimation of unpaid losses on medical stop-loss reserves of $2,778,000 and of fully insured health reserves of $438,000, slightly offset by a redundancy of $252,000 of DBL reserves.  Fluctuations are generally the result of on-going analysis of recent loss development trends.

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

15.  Reinsurance

Independence American reinsures a portion of its direct business in order to limit the assumption of disproportionate risks.  Amounts not retained are ceded to other companies on an automatic basis.  Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.  At December 31, 2008, Independence American ceded to highly rated reinsurers.

The effect of reinsurance on insurance benefits and premiums earned is as follows (in thousands):

		ASSUMED	CEDED			% OF
		FROM	TO			AMOUNT
	DIRECT	OTHER	OTHER		NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES		AMOUNT	TO NET
Insurance Benefits:
Year ended December 31, 2008	$24,684	$46,430	$1,000		$70,114	66%
Year ended December 31, 2007	19,095	59,278	(245)	(a)	78,618	75%

Premiums Earned:
Year ended December 31, 2008	$32,342	$66,911	$2,269		$96,984	69%
Year ended December 31, 2007	27,039	79,316	255		106,100	75%

(a) Primarily represents a release of reserves relating to provider excess business ceded that experienced a lower loss ratio than reserved in the prior year.

16.  Dividend Restrictions on Insurance Subsidiary

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner, if such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including realized capital gains, for the twelve-month period ending the December 31 next preceding.  Such dividends may be paid as long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American did not pay any dividends in 2008 and 2007.

Independence American’s statutory surplus was $40,365,000 (unaudited) as of December 31, 2008 and $41,353,000 as of December 31, 2007.  Independence American’s statutory net income was $2,323,000 (unaudited) for 2008 and $1,325,000 for 2007.

17.  Segment Information

Our MGUs are no longer managed separately as the majority of their business is written by affiliates and is integrated in the management of our stop-loss line of business.  Therefore, the Company has reported the current period’s financial information as one segment with three lines of business.

18.  Other Comprehensive Income

The components of total comprehensive income, net of tax, include net income and certain amounts reported directly in equity, such as the after-tax unrealized gains and losses on investment securities available-for-sale.  The components of other comprehensive income for years 2008 and 2007 are as follows:

	Net of tax
	2008	2007
	(In thousands)

Unrealized holding losses arising during
the period	$(3,891)	$(16)
Less: reclassification adjustment for (gains) losses
included in net income	1,038	3
Net unrealized losses on securities	$(2,853)	$(13)

19.  Marketing Agreements

In February 2006, Independence American entered into an agreement (the “EDH Agreement”) with Employers Direct Health, Inc. (“EDH”).  Under the EDH Agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured health line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to IHC in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  As part of the EDH Agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the twelve months period ended December 31, 2008.  The IHC stock is held by Independence American as collateral to satisfy EDH’s obligation under the profit/loss sharing agreement.

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability. Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company recorded a derivative liability (“EDH Derivative”) and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The fair value of the EDH Derivative is evaluated each quarter and the corresponding changes in unrealized gains or losses are reported in other income (loss) in the Consolidated Statements of Operations.  As of December 31, 2008, the value of the EDH Derivative was $205,000.  The value of the EDH Derivative decreased $1,043,000 for the twelve months ended December 31, 2008.  If the EDH Agreement is extended to December 31, 2016, subject to satisfaction of certain further conditions as to premium volume and profitability, EDH would be entitled to up to an additional $5,000,000 depending on the value of the IHC Stock as of December 31, 2016.  In addition, EDH could be entitled to a $1,000,000 bonus on December 31, 2013, subject to satisfaction of certain conditions as to premium volume and profitability.

The Company has classified the $2,500,000 payment and $743,000 original value of the EDH Derivative as an intangible asset that will be amortized over the five year contract period.

Such amortization started January 1, 2007 to coincide with the transfer of business on January 1, 2007.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2008.  Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2008 to ensure that information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms.  As a result of this evaluation, there were no significant deficiencies in the Company's internal control over financial reporting during the twelve months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2009, which definitive proxy statement will be filed with the SEC.

Our written Code of Business Ethics and Corporate Code of Conduct may be found on our website, www.americanindependencecorp.com, under the Corporate Information / Corporate Governance tabs.  Collectively, the two Codes apply to all of our directors, officers and employees, including our principal executive officer and our senior financial officers.  Any amendment to or waiver from either of the Codes will be posted to the same location on our website, to the extent such disclosure is legally required.

Item 11.

Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2009, which definitive proxy statement will be filed with the SEC.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2009, which definitive proxy statement will be filed with the SEC.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2009, which definitive proxy statement will be filed with the SEC.

Item 14.

Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2009, which definitive proxy statement will be filed with the SEC.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

* (1) Financial Statement Schedules.	Page
Schedule I – Summary of investments – other than investments in related parties	72
Schedule II – Financial information of Parent Company	73-75
Schedule III – Supplementary insurance information	76
Schedule V – Valuation and Qualifying Accounts	77

* All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(2) Exhibits. See Index to Exhibits included in this Annual Report on Form 10-K	71
Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2009.

AMERICAN INDEPENDENCE CORP.

Signature

/s/ Roy T.K. Thung	President, and Chief Executive Officer
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ Teresa A. Herbert	Chief Financial Officer
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 16, 2009.

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

10.6

Contribution Agreement dated April 15, 2008 by and among Independent Producers of America, LLC, a wholly owned subsidiary of the Registrant, Insurance Producers Group of America, Inc., Insurance Producers of America Agency, Inc. and Independent Producers of America Agency, Inc. Incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 22, 2008.

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

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

AS OF DECEMBER 31, 2008

(In thousands)

			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
BONDS:
Corporate securities	$20,251	$17,992	$17,992
Public Utilities	4,370	3,793	3,793
Collateralized mortgage obligations (CMO)	8,470	7,527	7,527
States, municipalities and political subdivisions	2,513	2,387	2,387
U.S. Government	4,873	5,112	5,112
Government sponsored enterprise (GSE)	2,801	2,850	2,850
Agency mortgage backed pass through
securities (MBS)	6,143	6,223	6,223

TOTAL FIXED MATURITIES	49,421	45,884	45,884

NON-REDEEMABLE
PREFERRED STOCKS	3,566	3,046	3,046

Securities purchased under agreements to resell	3,917	3,917	3,917

TOTAL INVESTMENTS	$56,904	$52,847	$52,847

SCHEDULE II

AMERICAN INDEPENDENCE CORP.

BALANCE SHEETS

(PARENT COMPANY ONLY)

(In thousands)

	As of December 31,
	200	2007

ASSETS:
Cash and cash equivalents	$1,209	$267
Short-term investments	-	4,786
Securities purchased under agreements to resell	-	2,083
Investments in continuing consolidated subsidiaries	68,932	65,648
Other receivables	565	-
Other assets	477	435
Deferred tax asset	12,584	12,455

TOTAL ASSETS	$83,767	$85,674

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$469	$598
Net liabilities associated with discontinued operations	366	399

TOTAL LIABIITIES	835	997

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock, 9,181,793 shares
issued, respectively; 8,503,989 shares
outstanding, respectively	92	92
Paid-in capital	479,783	479,640
Accumulated other comprehensive loss:
Unrealized loss on investments, net	(4,057)	(1,204)
Treasury stock, at cost, 677,804 shares, respectively	(8,112)	(8,112)
Accumulated deficit	(384,774)	(385,739)

TOTAL STOCKHOLDERS' EQUITY	82,932	84,677

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$83,767	$85,674

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

 SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2008	2007

REVENUES:
Net investment income	$82	$243
Net realized investment gains	(1,863)	324
Other income	71	-
	(1,710)	567

EXPENSES:
General and administrative expenses and other	1,486	1,440
	1,486	1,440

Loss before income tax expense	(3,196)	(873)
Income tax benefit	(1,102)	(282)

Loss before equity in net income of subsidiaries	(2,094)	(591)
Equity in net income of subsidiaries, net of tax	3,134	1,729

Income from continuing operations	1,040	1,138

Discontinued Operations:
Loss on disposition of discontinued operations, net of tax	(75)	-

Net income	$965	$1,138

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$965	$1,138
Adjustments to reconcile net income
to net cash provided from operating
activities:
Deferred tax expense	620	621
Equity in net income of subsidiaries	(3,134)	(1,729)
Net realized investment (gains)	1,863	(324)
Loss from discontinued operations	75	-
Non-cash compensation expense	143	231
Change in operating assets and liabilities:
Net sales of trading securities	142	324
Change in deferred tax asset	(708)	(103)
Change in other assets and liabilities	(325)	(111)

Net cash provided by (used by) operating activities of continuing operations	(359)	47
Net cash used by operating activities of discontinued operations	(148)	(156)
Net cash used by operating activities	(507)	(109)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in investments in and advances to
consolidated subsidiaries	2,255	1,763
Acquisition of subsidiaries	(5,257)	(430)
Net (purchases) sales of short-term investments	2,368	(390)
Net (purchases) sales of securities under resale and repurchase agreements	2,083	(903)

Net cash provided by investing activities	1,449	40

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	-	237

Net cash provided by financing activities	-	237

Increase in cash and cash equivalents	942	168
Cash and cash equivalents, beginning of period	267	99
Cash and cash equivalents, end of period	$1,209	$267

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$108	$97

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

					INSURANCE	SELLING,
					BENEFITS,	GENERAL
				NET	CLAIMS	AND
	INSURANCE	UNEARNED	PREMIUMS	INVESTMENT	AND	ADMINISTRATIVE	PREMIUMS
	RESERVES	PREMIUMS	EARNED	INCOME (1)	RESERVES	EXPENSES (2)	WRITTEN

YEAR ENDED DECEMBER 31, 2008:
Independence American:
Medical stop-loss	$22,953	$-	$54,574	$2,273	$37,838	$16,958	$54,574
Fully Insured Health	9,157	120	38,975	715	30,370	8,430	38,950
DBL	650	80	3,435	76	1,906	999	3,423
Total Independence American	32,760	200	96,984	3,064	70,114	26,387	96,947
MGU Subs and Agencies	-	-	-	380	-	12,448	-
Corporate	-	-	-	83	-	1,428	-
Total	$32,760	$200	$96,984	$3,527	$70,114	$40,263	$96,947

YEAR ENDED DECEMBER 31, 2007:
Independence American:
Medical stop-loss	$24,195	$-	$63,483	$2,416	$47,567	$18,646	$63,483
Fully Insured Health	7,414	105	39,136	566	28,830	9,129	39,110
DBL	702	132	3,481	92	2,221	1,044	3,613
Total Independence American	32,311	237	106,100	3,074	78,618	28,819	106,206
MGU Subs and Agencies	-	-	-	292	-	7,257	-
Corporate	-	-	-	245	-	1,387	-
Total	$32,311	$237	$106,100	$3,611	$78,616	$37,463	$106,206

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	Of Period	Expenses	Accounts	Deductions	End of Period

Valuation Allowance on Deferred
Tax Asset:
Year ended December 31, 2008	$87,101	$999	$-	$585 (c)	$87,515
Year ended December 31, 2007	$87,104	$(3)	$-	$-	$87,101

Net Liabilities Associated with
Discontinued Operations:
Year ended December 31, 2008	$399	$115 (b)	$-	$148 (a)	$366
Year ended December 31, 2007	$555	$-	$-	$156 (a)	$399

______________________________________________________

(a) Amounts written off and payments applied, net of receipts.

(b) Expected payments were more than original reserve estimate.

(c) $436 of this reduction is due to the acquisition of 20% of Marlton, the remaining $149 is due to the acquisition of 51% of IPA, both occurring in April 2008.