Form 10-Q
period 2009-03-31
AMERICAN INDEPENDENCE CORP
filed 2009-05-11
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2009
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]               Accelerated filer [   ]

       Non-accelerated filer [   ]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2009
Common stock, $0.01 par value	8,503,989 shares

Forward-Looking Statements

This report on Form 10−Q contains certain “forward−looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,
	2009	December 31,
ASSETS:	(Unaudited)	2008
Investments:
Securities purchased under agreements to resell	$7,666	$3,917
Fixed maturities available-for-sale, at fair value	46,780	45,884
Equity securities available-for-sale, at fair value	2,800	3,046

Total investments	57,246	52,847

Cash and cash equivalents	3,685	4,401
Restricted cash ($5,653 and $5,194, respectively, restricted by related parties)	7,503	6,980
Accrued investment income	684	509
Premiums receivable ($5,344 and $5,684, respectively, due from related parties)	9,428	9,571
Net deferred tax asset	11,886	12,584
Due from reinsurers ($6,702 and $7,115, respectively, due from related parties)	8,957	9,386
Goodwill	23,561	23,561
Intangible assets	3,060	3,256
Accrued fee income ($538 and $480, respectively, due from related parties)	1,157	955
Other assets	7,242	6,575

TOTAL ASSETS	$134,409	$130,625

LIABILITIES AND EQUITY:
LIABILITIES:
Insurance reserves ($19,500 and $21,564, respectively, due to related parties)	$29,991	$32,760
Premium and claim funds payable ($5,653 and $5,194, respectively,
due to related parties)	7,503	6,980
Derivative liability	162	205
Commission payable ($2,952 and $2,894, respectively, due to related parties)	4,046	3,592
Accounts payable, accruals and other liabilities ($448 and $281, respectively,
due to related parties)	3,295	2,763
State income taxes payable	604	573
Due to securities brokers	4,035	-
Due to reinsurers ($37 and $25 respectively, due to related parties)	81	25
Net liabilities associated with discontinued operations	304	366

Total liabilities	50,021	47,264

EQUITY:
American Independence Corp. shareholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,503,989 shares outstanding, respectively	92	92
Additional paid-in capital	479,821	479,783
Accumulated other comprehensive loss	(4,364)	(4,057)
Treasury stock, at cost, 677,804 shares, respectively	(8,112)	(8,112)
Accumulated deficit	(383,379)	(384,774)
Total American Independence Corp. shareholders’ equity	84,058	82,932
Noncontrolling interest	330	429
Total equity	84,388	83,361
TOTAL LIABILITIES AND EQUITY	$134,409	$130,625

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

REVENUES:
Premiums earned ($11,894 and $15,690, respectively, from related parties)	$21,947	$25,244
MGU and agency income ($1,382 and $1,917, respectively, from related parties)	3,754	2,428
Net investment income	713	855
Net realized investment gains (losses)	226	(27)
Other income (loss)	42	(97)
	26,682	28,403

EXPENSES
Insurance benefits, claims and reserves ($6,686 and $10,625,
respectively, from related parties)	13,846	17,552
Selling, general and administrative expenses ($3,947 and $4,987,
respectively, from related parties)	10,426	9,347
Amortization and depreciation	209	176
	24,481	27,075

Income before income tax	2,201	1,328
Provision for income taxes	746	457

Net income	1,455	871
Less: Net income attributable to the noncontrolling interest	(60)	(65)

Net income attributable to American Independence Corp.	$1,395	$806

Basic income per common share:
Net income attributable to American Independence Corp. common shareholders	$.16	$.10

Weighted-average shares outstanding	8,504	8,504

Diluted income per common share:
Net income attributable to American Independence Corp. common shareholders	$.16	$.10

Weighted-average diluted shares outstanding	8,504	8,528

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Changes In Equity

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	SHAREHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2008	$92	$479,783	$(4,057)	$(8,112)	$(384,774)	$82,932	$429	$83,361

Net income					1,395	1,395	60	1,455
Net change in unrealized gains (losses)			(307)			(307)	-	(307)
Total comprehensive income								1,148

Dividends paid to noncontrolling interest							(159)	(159)
Share-based compensation expense		38				38	-	38

BALANCE AT MARCH 31, 2009	$92	$479,821	$(4,364)	$(8,112)	$(383,379)	$84,058	$330	$84,388

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to American Independence Corp.	$1,395	$806
Adjustments to reconcile net income attributable to AMIC to net change in cash from operating activities:
Net realized investment (gains) losses	(226)	27
Amortization and depreciation	209	176
Equity loss	14	47
Deferred tax expense	728	423
Non-cash stock compensation expense	38	32
Change in operating assets and liabilities:
Change in insurance reserves	(2,769)	(439)
Change in net amounts due from and to reinsurers	485	1,066
Change in accrued fee income	(202)	31
Change in premiums receivable	143	(346)
Change in income taxes	66	15
Change in other assets and other liabilities	(29)	(479)

Net cash provided (used) by operating activities of continuing operations	(148)	1,359
Net cash used by operating activities of discontinued operations	(62)	(30)
Net cash provided (used) by operating activities	(210)	1,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	-	2,507
Change in net amount due from and to securities brokers	4,035	-
Net purchases of securities under resale and repurchase agreements	(3,749)	(15)
Sales of and principal repayments on fixed maturities	4,971	5,432
Maturities and other repayments of fixed maturities	4,913	-
Purchases of fixed maturities	(10,676)	(8,235)
Sales of equity securities	-	621
Purchases of equity securities	-	(962)

Net cash used by investing activities	(506)	(652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Increase (decrease) in cash and cash equivalents	(716)	677
Cash and cash equivalents, beginning of period	4,401	6,284
Cash and cash equivalents, end of period	$3,685	$6,961

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$18	$18

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"), Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; e) our 51% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization; and f) our wholly owned claims administration company, Excess Claims Administrators, Inc. (“ECA”).  IndependenceCare, RAS and Marlton are collectively referred to as "our MGUs".  HIO, ECA and IPA are collectively referred to as “our Agencies”.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), an insurance holding company, which held 49.7% of AMIC’s outstanding common stock at March 31, 2009.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York State statutory disability benefit law (“DBL”), short-term medical (“STM”) and group major medical.

(B)

Principles of Consolidation and Preparation of Financial Statements

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4").  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased, and guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. For comparative purposes, FSP FAS 157-4 does not require disclosures for earlier periods presented at initial adoption.  For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption.  The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2").  FSP FAS 115-2 and FAS 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance.  FSP FAS 115-2 and FAS 124-2 modifies the existing requirement whereby an investor must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis in order to avoid recognizing an other-than-temporary impairment.  Instead, an entity must assess whether (a) it has the intent to sell the debt security, or (b) it more likely than not will be required to sell the debt security before its anticipated recovery.  If either of these conditions is met, the entity must recognize an other-than-temporary impairment.  In assessing whether the entire amortized cost basis of the security will be recovered, an entity shall compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and, if the expected cash flows is less than the amortized cost basis, a credit loss exists, and an other-than-temporary impairment shall be considered to have occurred.  The guidance provides numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover.  If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date shall be recognized in earnings.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors.  The amount related to the credit loss shall be recognized in earnings and the amount related to all other factors shall be recognized in other comprehensive income, net of applicable income taxes.  The new amortized cost basis of the investment shall be the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.  FSP FAS 115-2 and FAS 124-2 also expands and increases the frequency of existing disclosures about other-than-temporary impairments for both debt and equity securities and requires new disclosures pertaining to the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted.  For debt securities held at the beginning of the interim period for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The amortized cost basis of the security shall be adjusted by the cumulative-effect adjustment before taxes.  As of March 31, 2009, the Company has previously recognized $436,000 of other-than-temporary impairments on certain available-for-sale fixed maturities in the Consolidated Statement of Operations.  The Company is currently analyzing these investments to determine (a) the portion of the previously recorded losses representing the credit loss, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses related to all other factors.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1").  FSP FAS 107-1 and APB 28-1 require public companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  Such disclosures should include the fair value of all financial instruments for which it is practicable, together with the related carrying values, and disclosure of the methods and significant assumptions used to estimate the fair value and changes in the methods and significant assumptions, if any, during the period.  FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009.  Disclosures are not required for earlier periods presented at initial adoption.  In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption.  The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material effect on the Company's consolidated financial statements.

Recently Adopted Accounting Standards

In April 2009, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141(R)-1").  FSP FAS 141(R)-1 amends and clarifies SFAS No. 141 (R), “Business Combinations”, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FSP FAS 141(R)-1, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-6, "Equity Method Investment Accounting” (“EITF No. 08-6”).  EITF No. 08-6 requires that the cost basis of an equity method investment be determined by using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of the investment and would exclude the value of contingent consideration.  Equity method investments will be subject to other-than-temporary impairment analysis.  However, an equity investor shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment.  EITF No. 08-6 also requires an equity investor to account for a share issuance by an investee as if the investor had sold a proportionate share if its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings.  The adoption of EITF No. 08-6, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”.  FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  The adoption of FSP EITF No. 03-6-1, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  The adoption of FSP 142-3, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 expands the current disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  In addition, SFAS 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format as well as cross-referencing within the footnotes to allow users of financial statements to locate important information about derivative instruments.  The adoption of SFAS 161, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  The objective of FSP 140-3 is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140.  The adoption of FSP 140-3, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In November 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS 160”).  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.  SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 141(R) will be applied prospectively.  SFAS 160 changed the accounting and reporting for minority interests, which have been re-characterized as non-controlling interests and classified as a component of equity.  Management has applied the presentation and disclosure requirements retroactively for existing minority interests in accordance with SFAS 160.  All other requirements of SFAS 160 will be applied prospectively.  The adoption of SFAS 141(R) and SFAS 160, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

(D)

Reclassifications

Certain amounts in prior years' Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2009 presentation, primarily relating to the adoption of SFAS 160 and relating to the EDH Derivative (see Note 12 of Notes to Condensed Consolidated Financial Statements).

2.

Income Per Common Share

Included in the diluted earnings per share calculation are 24,000 shares for the three months ended March 31, 2008, from the assumed dilution due to the exercise of options using the treasury stock method.  For the three months ended March 31, 2009, such shares were deemed anti-dilutive.  Net income does not change as a result of the assumed dilution.

3.

MGU and Agency Income

The Company records MGU fee income as corresponding policy premiums are earned.  Our MGUs are compensated in two ways.  They earn fee income based on the volume of business produced for marketing, underwriting and administrative services that they provide for their carriers (“fee income–administration”), and earn profit-sharing commissions if such business exceeds certain profitability benchmarks (“fee income–profit commissions”). Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where claim development patterns can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could vary greatly from quarter to quarter.  Agency income consists of commissions, fees and lead revenue earned by our Agencies.  IPA was acquired in April 2008 and revenues are included in agency income.

MGU and Agency income consisted of the following:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Agency income	$2,163	$89
MGU fee income–administration	1,470	2,058
MGU fee income– profit commissions	121	281

	$3,754	$2,428

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	MARCH 31, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$23,043	$16	$(2,743)	$20,316
Collateralized mortgage obligations (CMO)	7,165	66	(1,111)	6,120
States, municipalities and political subdivisions	2,516	24	(120)	2,420
U.S. Government	4,874	173	-	5,047
Government sponsored enterprise (GSE)	6,971	72	-	7,043
Agency mortgage backed pass
through securities (MBS)	5,809	25	-	5,834
Total fixed maturities	$50,378	$376	$(3,974)	$46,780

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$3,566	$14	$(780)	$2,800

	DECEMBER 31, 2008
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$24,621	$128	$(2,964)	$21,785
Collateralized mortgage obligations (CMO)	8,470	46	(989)	7,527
States, municipalities and political subdivisions	2,513	21	(147)	2,387
U.S. Government	4,873	239	-	5,112
Government sponsored enterprise (GSE)	2,801	49	-	2,850
Agency mortgage backed pass
through securities (MBS)	6,143	80	-	6,223
Total fixed maturities	$49,421	$563	$(4,100)	$45,884

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock	$3,566	$-	$(520)	$3,046

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The following table summarizes, for all securities in an unrealized loss position at March 31, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	March 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$5,642	$507	$12,550	$2,236	$18,192	$2,743
CMO	499	98	3,358	1,013	3,857	1,111
States, municipalities and political subdivisions	373	8	1,186	112	1,559	120
Total fixed maturities	$6,514	$613	$17,094	$3,361	$23,608	$3,974

EQUITY SECURITIES:

Preferred stock with maturities	$-	$-	$971	$109	$971	$109
Preferred stock without maturities	420	405	1,221	266	1,641	671
Total preferred stock	$420	$405	$2,192	$375	$2,612	$780

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

FIXED MATURITIES:

Corporate securities	$8,998	$882	$10,254	$2,082	$19,252	$2,964
CMO	1,049	291	2,666	698	3,715	989
States, municipalities and political subdivisions	1,358	99	481	48	1,839	147
Total fixed maturities	$11,405	$1,272	$13,401	$2,828	$24,806	$4,100

EQUITY SECURITIES:

Preferred stock with maturities	$160	$14	$517	$29	$677	$43
Preferred stock without maturities	1,013	330	1,356	147	2,369	477
Total preferred stock	$1,173	$344	$1,873	$176	$3,046	$520

Substantially all of the unrealized losses at March 31, 2009 and December 31, 2008 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized losses on corporate securities are due to wider spreads.  Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  The Company reviews its investments regularly and monitors its investments for impairments.  At March 31, 2009, the Company had $1.4 million invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 50.1% were in CMOs that originated in 2005 or earlier and 49.9% were in CMOs that originated in 2006.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.  The unrealized loss for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007 and continuing through 2009.  Some of these financial institutions have exposure to sub-prime mortgages.

A total of 18 securities were in a continuous unrealized loss position for less than 12 months and 52 securities for 12 months or longer as of March 31, 2009.  A total of 30 securities were in a continuous unrealized loss position for less than 12 months and 43 securities for 12 months or longer as of December 31, 2008.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred.  If a decline in fair value is judged by management to be other than temporary, a loss is recognized by a charge to net realized investment gains in the Condensed Consolidated Statements of Operations, establishing a new cost basis for the security.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; whether the issuer of a debt security has remained current on principal and interest payments; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  The Company did not record any losses for other-than-temporary impairments for the three months ended March 31, 2009 and 2008.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

The Company had derivative instruments representing the value of the contingent payment due to EDH as of March 31, 2009 and December 31, 2008 (see Note 12 of Notes to Condensed Consolidated Financial Statements).

Net realized investment gains (losses) for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net realized investment gains (losses):
Fixed maturities	$226	$(39)
Preferred stock	-	11
	226	(28)

Trading and other gains (losses)	-	1

Net realized investment gains (losses)	$226	$(27)

5.

Fair Value Measurements

For all financial and non-financial instruments accounted for at fair value on a recurring basis, the Company utilizes valuation techniques based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market expectations. These two types of inputs create the following fair value hierarchy:

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

Investments in fixed maturities and equity securities

Investments included in Level 1 are primarily equities with quoted market prices.  Level 2 is primarily comprised of our portfolio of corporate fixed income securities, government agency mortgage-backed securities, government sponsored enterprises, certain CMO securities, municipals and certain preferred stocks that were priced with observable market inputs.  Level 3 securities consist of certain CMO securities, primarily Alt-A mortgages.

Derivative liability

Financial liabilities consist of a derivative liability relating to the EDH Agreement (see Note 12 of Notes to Condensed Consolidated Financial Statements), and is included in Level 2.  The liability is valued using market-observable inputs including market price, interest rate, and volatility within a Black-Scholes model.

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008, respectively (in thousands):

	Level 1	Level 2	Level 3	Total

Financial Assets
Investment securities held for sale:
Fixed maturities	$-	$45,139	$1,641	$46,780
Equity securities	2,322	478	-	2,800
Total	$2,322	$45,617	$1,641	$49,580

Financial Liabilities
Derivative liability	$-	$162	$-	$162
Total	$-	$162	$-	$162

	Level 1	Level 2	Level 3	Total

Financial Assets
Investment securities held for sale:
Fixed maturities	$-	$44,838	$1,046	$45,884
Equity securities	2,752	294	-	3,046
Total	$2,752	$45,132	$1,046	$48,930

Financial Liabilities
Derivative liability	$-	$205	$-	$205
Total	$-	$205	$-	$205

Inputs for certain fixed maturity securities that were observable during 2008 were not unobservable at March 31, 2009 as a result of limited or inactive markets.  These securities were transferred out of Level 2 and into the Level 3 category during 2009.  No securities were sold or transferred out of the Level 3 category in 2009.  Changes in the carrying value of Level 3 financial assets and liabilities for the three months ended March 31, 2009 are summarized as follows (in thousands):

Fixed
Maturities

Balance at December 31, 2008	$1,046

Transfers into Level 3	831
Net unrealized losses included in accumulated other comprehensive loss	(236)

Balance at March 31, 2009	$1,641

6.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the three months ended March 31, 2009 is as follows (in thousands):

Other Intangible
Assets

Balance at December 31, 2008	$3,256
Amortization expense	(196)
Balance at March 31, 2009	$3,060

7.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $235,000 and $218,000 for the three months ended March 31, 2009 and 2008, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

Net liabilities of $304,000 and $366,000 associated with discontinued operations at March 31, 2009 and December 31, 2008, respectively, represent estimated closure costs of Intellicom.  The Company believes the net liabilities for discontinued operations at March 31, 2009 adequately estimate the remaining costs associated with Intellicom discontinued operations.

9.

Share-Based Compensation

Total share-based compensation expense was $38,000 and $32,000 for the three months ended March 31, 2009 and 2008, respectively.  Related tax benefits of $13,000 and $11,000 were recognized for the three months ended March 31, 2009 and 2008, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2009:

	Outstanding	Exercisable

Number of options	413,400	384,330
Weighted average exercise price per share	$13.81	$14.16
Aggregate intrinsic value of options	$-	$-
Weighted average contractual term remaining	4.49 years	4.18 years

The Company’s stock option activity for the three months ended March 31, 2009 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2008	419,817	$14.37

Expired	(6,417)	51.00

Balance, March 31, 2009	413,400	$13.81

Compensation expense of $31,000 and $32,000 was recognized for the three months ended March 31, 2009 and 2008, respectively, for the portion of the fair value of stock options vesting during that period.

As of March 31, 2009, there was approximately $101,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2009.  Restricted stock expense was $7,000 and $0, for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there was approximately $61,000 of total unrecognized compensation expense related to non-vested restricted stock which will be recognized over the remaining requisite service periods.

10.

Other Comprehensive Income (Loss)

The components of comprehensive income (loss) include (i) net income or loss reported in the Condensed Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale.  The comprehensive income (loss) for the three months ended March 31, 2009 and 2008 is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net income	$1,455	$871
Net unrealized gains (losses) arising during the period, net of tax	(307)	(214)
Comprehensive income attributable to American Independence Corp.	$1,148	$657

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At March 31, 2009, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $274,400,000 for federal income tax purposes which expire between 2019 and 2028.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending March 31, 2009 and December 31, 2008 are $11,886,000 and $12,584,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of the $11,886,000 in net deferred tax assets recorded at March 31, 2009.

12.

Marketing Agreement

In February 2006, Independence American entered into an agreement with Employers Direct Health (“EDH”).  Under this agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and had moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the three months ended March 31, 2009.  The IHC stock is held by Independence American as collateral to satisfy EDH’s obligation under the profit/loss sharing agreement.

Derivative liability

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability.  Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company recorded a derivative liability (“EDH Derivative”) and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The intangible asset is being amortized over the five year contract period.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS No. 133”), the EDH Derivative is evaluated each quarter and is recorded in the Condensed Consolidated Balance Sheet as a liability at fair value.  The corresponding changes in unrealized gains or losses are reported in other income (loss) in the Condensed Consolidated Statements of Operations.

The fair value of the Company’s liability derivative as of March 31, 2009 and December 31, 2008 is summarized as follows (in thousands):

	Liability Derivative
	March 31, 2009		December 31, 2008
	Balance		Balance
Derivatives Not Designated as Hedging	Sheet	Fair	Sheet	Fair
Instruments under SFAS No. 133	Location	Value	Location	Value
EDH Derivative	Derivative liability	$162	Derivative liability	$205
Total		$162		$205

The gain (loss) recognized on the derivative for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

		Amount of Gain (Loss)
		Recognized in Income
		on Derivative
	Location of Gain or (Loss)	Three Months Ended
Derivatives Not Designated as Hedging	Recognized in Income on	March 31,
Instruments under SFAS No. 133	Derivative	2009	2008
EDH Derivative	Other income (loss)	$43	$(103)
Total		$43	$(103)

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of American Independence Corp. ("AMIC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, and our condensed consolidated financial statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our marketing organizations, including our three medical stop-loss managing general underwriter subsidiaries (“our MGUs"), our two insurance and marketing agencies IPA and HIO, and our claims administration company, ECA.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 49.7% of AMIC's stock, and IHC's senior management has provided direction to us through service agreements between us and IHC.  As of March 31, 2009, the majority of Independence American’s revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health premiums and New York State short-term statutory disability benefit law (“DBL”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of March 31, 2009 was $42,372,000.

Managing General Underwriters

IndependenceCare, which is headquartered in Minneapolis, Minnesota, markets and underwrites employer medical stop-loss, provider excess loss, HMO Reinsurance and ancillary products for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  IndependenceCare's 10 employees are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  RAS, which is headquartered near Hartford, Connecticut, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Madison National Life, Independence American and one other and another carrier. RAS has 9 marketing, underwriting and claims personnel.  Marlton, which is headquartered near Philadelphia, Pennsylvania, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Independence American and two other carriers.  Marlton has 18 marketing, underwriting, medical management and claims employees.

The Company has a 23% interest in Majestic, an employer medical stop-loss MGU for Standard Security Life and another carrier.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 18 marketing, underwriting, medical management and claims employees.

Agencies

In the fourth quarter of 2008, the Company formed ECA to administer, adjudicate, and process claims and perform medical management services for our MGUs, Majestic and third parties.  These functions, which were previously performed by each MGU separately, were consolidated in order to generate cost savings through economies of scale and provide more uniform results among the MGUs.  ECA, which is headquartered near Philadelphia, Pennsylvania, has 11 employees.  The Company has a 51% interest in both HIO and IPA.  HIO, which is headquartered in Minneapolis, Minnesota, is an insurance and marketing agency through its well-established internet domain address: www.healthinsurance.org.  This domain generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  IPA, which is headquartered in Tampa, Florida, is a national, career agent marketing organization.  IPA operates under a controlled career agent distribution model in which independent producers sell products approved by IPA and AMIC.

The following is a summary of key performance information and events:

•

Net income per share increased to $.16 per share, diluted, or $1.4 million, for the three months ended March 31, 2009, compared to $.10 per share, diluted, or $0.8 million for the three months March 31, 2008.

•

The book value of the Company shareholders’ equity increased to $9.88 per share at March 31, 2009 compared to $9.75 per share at December 31, 2008.

•

Of the aggregate carrying value of the Company’s investment assets, approximately 94.9% was invested in investment grade fixed maturities, securities purchased under resale agreements, and cash and cash equivalents at March 31, 2009. Also at such date, 99.7% of the Company's fixed maturities were investment grade.

•

The return on investments of the Company was 4.6% and 5.0% for the three months ended March 31, 2009 and 2008, respectively.

•

Premiums earned decreased 13% from $25.2 million for the three months ended March 31, 2008 to $21.9 million for the three months ended March 31, 2009, primarily due to lower assumed medical stop-loss premiums, lower assumed fully insured premiums, and lower direct fully insured premiums, partially offset by higher direct medical stop-loss premiums.

•

For the three months ended March 31, 2009, Independence American wrote $2.1 million of individual health business produced by our marketing organization IPA.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on our three lines of business for the three months ended March 31, 2009 and 2008, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended March 31,
	2009	2008

Premiums Earned	$11,884	$14,701
Insurance Benefits Claims and Reserves	6,811	9,573
Expenses	3,919	4,815

Loss Ratio(A)	57.3%	65.1%
Expense Ratio (B)	33.0%	32.8%
Combined Ratio (C)	90.3%	97.9%

▪ Fully Insured Health	Three Months Ended March 31,
	2009	2008

Premiums Earned	$9,187	$9,660
Insurance Benefits Claims and Reserves	6,510	7,461
Expenses	2,205	2,229

Loss Ratio(A)	70.9%	77.2%
Expense Ratio (B)	24.0%	23.8%
Combined Ratio (C)	94.9%	101.0%

▪ DBL	Three Months Ended March 31,
	2009	2008

Premiums Earned	$876	$883
Insurance Benefits Claims and Reserves	525	518
Expenses	280	250

Loss Ratio(A)	59.9%	58.7%
Expense Ratio (B)	32.0%	28.3%
Combined Ratio (C)	91.9%	87.0%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

•

For the three months ended March 31, 2009, our MGUs and Agencies generated revenues of $3.8 million compared to $2.4 million for the three months ended March 31, 2008, an increase of 58%, primarily due to IPA, ECA, and HIO, partially offset by lower income at our MGUs.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2008.  Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2008.  During the three months ended March 31, 2009, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2008.

Results of Operations for the Three Months Ended March 31, 2009, Compared to the Three Months Ended March 31, 2008

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2009	Earned	Income	Income	Reserves	Admin	Depreciation	Total

Independence
American:
Medical stop-loss	$11,884	11	472	6,811	3,882	37	$1,637
Fully Insured Health	9,187	32	130	6,510	2,080	125	634
DBL	876	-	17	525	280	-	88
Total Independence
American	21,947	43	619	13,846	6,242	162	2,359
MGU Subs and
Agencies	-	3,753	94	-	3,870	47	(70)
Corporate	-	-	-	-	314	-	(314)
Subtotal	$21,947	3,796	713	13,846	10,426	209	1,975

Net realized investment gains (loss)							226
Income (loss) before income taxes							2,201
Income taxes							(746)
Net income							1,455
Less: Net income attributable to the noncontrolling interest							(60)
Net income attributable to American Independence Corp.							$1,395

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2008	Earned	Income	Income	Reserves	Admin	Depreciation	Total

Independence
American:
Medical stop-loss	$14,701	(20)	564	9,573	4,779	36	$857
Fully Insured Health	9,660	(83)	210	7,461	2,173	126	27
DBL	883	-	20	518	250	-	135
Total Independence
American	25,244	(103)	794	17,552	7,202	162	1,019
MGU Subs and
Agencies	-	2,432	8	-	1,770	14	656
Corporate	-	2	53	-	375	-	(320)
Subtotal	$25,244	2,331	855	17,552	9,347	176	1,355

Net realized investment loss							(27)
Income before income taxes							1,328
Income taxes							(457)
Net income							871
Less: Net income attributable to the noncontrolling interest							(65)
Net income attributable to American Independence Corp.							$806

Premiums Earned.  Premiums earned decreased 13%, or $3,297,000, to $21,947,000 for the three months ended March 31, 2009, compared to $25,244,000 for the three months ended March 31, 2008.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $11,881,000 and $14,701,000 for the three months ended March 31, 2009 and 2008, respectively.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($3,160,000), partially offset by an increase in medical stop-loss written by Independence American ($340,000).  Premiums relating to fully insured health consisting of group major medical, STM, dental, and individual health were $9,190,000 and $9,660,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease is primarily due to a decrease in group major medical and STM premiums assumed from IHC and a decrease in premiums written by Independence American.  Premiums relating to DBL were $876,000 and $883,000 for the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009, Independence American assumed 10% of IHC’s STM business, 8.9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 23% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income increased $1,326,000 to $3,754,000 for the three months ended March 31, 2009, compared to $2,428,000 for the three months ended March 31, 2008.  MGU fee income-administration decreased $588,000 to $1,470,000 for the three months ended March 31, 2009, compared to $2,058,000 for the three months ended March 31, 2008, as our MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission decreased $160,000 to $121,000 for the three months ended March 31, 2009, compared to $281,000 for the three months ended March 31, 2008 as a result of less favorable loss ratios experienced at certain of our MGUs.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2009 are based on business written during portions of 2006, 2007 and 2008.  For the three months ended March 31, 2009, income from our Agencies consisted of commission income and other fees of $1,712,000 from IPA, revenue of $335,000 from HIO, and $116,000 of claims administration fees from ECA.  For the three months ended March 31, 2008, income from our Agencies consisted of revenue of $89,000 from HIO.  IPA was acquired subsequent to March 31, 2008 and ECA commenced operations in the fourth quarter of 2008.

Net Investment Income.  Net investment income decreased $142,000 to $713,000 for the three months ended March 31, 2009, compared to $855,000 for the three months ended March 31, 2008 due to a lower return on investments.  The return on investments of the Company was 4.6% for the three months ended March 31, 2009 and 5.0% for the comparable period in 2008.

Net Realized Investment Gains (Losses).  The Company recorded a net realized investment gain of $226,000 for the three months ended March 31, 2009, compared to a loss of $27,000 for the three months ended March 31, 2008.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income (Loss).  Other income was $42,000 for the three months ended March 31, 2009 compared to a loss of $97,000 for the three months ended March 31, 2008.  Included in the three months ended March 31, 2009 is income of $43,000 representing a decrease in the fair value of the derivative liability relating to the agreement with Employers Direct Health, Inc. (“EDH”) (see Note 12 of Notes to Condensed Consolidated Financial Statements).  Included in the three months ended March 31, 2008 is a loss of $103,000 representing an increase in the fair value of the derivative liability relating to the agreement with EDH.  The unrealized gain for 2009 reflects the lower probability of EDH business meeting target benchmarks.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 21%, or $3,706,000, to $13,846,000 for the three months ended March 31, 2009, compared to $17,552,000 for the three months ended March 31, 2008.  The decrease of $3,706,000 is primarily comprised of a decrease in assumed medical stop-loss of $2,845,000 due to lower premiums written and improved loss ratios due to stricter underwriting guidelines, a decrease in the direct fully insured of $796,000 and a decrease in assumed fully insured of $153,000, partially offset by an increase in direct medical stop-loss of $81,000.

Selling, General and Administrative.  Selling, general and administrative expenses increased $1,079,000 to $10,426,000 for the three months ended March 31, 2009, compared to $9,347,000 for the three months ended March 31, 2008.  This increase is primarily due to the additional expense of IPA of $2,257,000 and $274,000 of ECA, which includes commissions and other general expenses of the agencies, offset by lower commission expense of $1,079,000 incurred by Independence American primarily resulting from a decrease in premiums assumed in medical stop-loss business, and lower expenses at IndependenceCare and Marlton of $251,000 and $191,000, respectively primarily due to lower payroll expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $33,000 to $209,000 for the three months ended March 31, 2009, compared to $176,000 for the three months ended March 31, 2008.  The increase in amortization is the result of additional amortization expense as a result of the acquisition of the remaining 20% interest in Marlton and the acquisition of 51% of IPA in 2008.

Income Taxes.  The provision for income taxes increased $289,000 to $746,000, an effective rate of 34.8%, for the three months ended March 31, 2009, compared to $457,000, an effective rate of 36.2%, for the three months ended March 31, 2008.  Net income for the three months ended March 31, 2009 and 2008 includes a non-cash provision for federal income taxes of $698,000 and $395,000, respectively.  The state tax effective rate decreased to 0.7% for the three months ended March 31, 2009 from 3.3% for the three months ended March 31, 2008.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American’s pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the noncontrolling interest.  The Company recorded net income attributable to the noncontrolling interest of $60,000 and $65,000 for the three months ended March 31, 2009 and 2008, respectively.  The net income for the three months ended March 31, 2009 relates to the 49% noncontrolling interest in IPA and the 49% noncontrolling interest in HIO.  The net income for the three months ended March 31, 2008 relates to the 20% noncontrolling interest in Marlton and the 49% noncontrolling interest in HIO.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased 73% to $1,395,000, or $.16 per share, diluted, for the three months ended March 31, 2009, compared to $806,000, or $.10 per share, diluted, for the three months ended March 31, 2008.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  Other than Independence American, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  Delaware insurance laws and regulations govern the ability of Independence American to pay dividends to its parent company.  For the three months ended March 31, 2009, our MGUs and Agencies paid $525,000 in dividends to Corporate.

Cash Flows

As of March 31, 2009, the Company had $56,896,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $57,248,000 as of December 31, 2008.

Net cash used by operating activities of continuing operations for the three months ended March 31, 2009 was $148,000.  Net cash used by investing activities of continuing operations for the thee months ended March 31, 2009 was $506,000.

As of March 31, 2009, the Company had $7,503,000 of restricted cash at our MGUs.  The amount at our MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $7,503,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by our MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by our MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at our MGUs, our MGUs are in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that our MGUs can access.  The cash is used by our MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables our MGUs to reimburse claims in a timely manner.

As of March 31, 2009, the Company had $29,991,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments.  The Company expects continued cash usage similar to the amount used in 2008 for its discontinued operations, which are primarily net lease obligations, for the year ending December 31, 2009.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable insurance statutes and regulations which have been promulgated primarily for the protection of policyholders.  Of the aggregate carrying value of the Company's investment assets, approximately 94.9% was invested in investment grade fixed income securities, securities purchased under resale agreements, and cash and cash equivalents at March 31, 2009.  The Company's gross unrealized losses on available-for-sale securities totaled $4,754,000 at March 31, 2009.  Substantially all of these securities were investment grade.  The Company holds all fixed maturities and preferred stock as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).  The Company does not have any non-performing fixed maturities at March 31, 2009.

At March 31, 2009, the Company had $1.4 million invested in whole loan collateralized mortgage obligations (“CMOs”) backed by Alt-A mortgages.  Of this amount, 50.1% were in CMOs that originated in 2005 or earlier and 49.9% were in CMOs that originated in 2006.  While these mortgages have seen lower market values recently, we believe that the unrealized losses on these securities are not necessarily indicative of their ultimate performance.  The Company's mortgage security portfolio has no direct exposure to sub-prime mortgages.  The decline in fair value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets in late 2007.  Some of these financial institutions have exposure to sub-prime mortgages.  The unrealized loss for CMO securities is primarily attributable to Alt-A mortgages as described above.  The unrealized losses on corporate securities are due to wider spreads.  Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2009 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$371	$1,623	$634	$-	$2,628
Equity securities	-	158	465	-	623

Total	$371	$1,781	$1,099	$-	$3,251

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the three months ended March 31, 2009 and 2008, the Company had no realized losses for other-than-temporary impairments.  The Company has chosen to carry its fixed maturity securities as available-for-sale. The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2009.  For the three months ended March 31, 2009, the Company experienced an increase in unrealized losses of $307,000 which decreased stockholders' equity by $307,000 (reflecting unrealized losses of $4,364,000 at March 31, 2009 compared to unrealized losses of $4,057,000 at December 31, 2008).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures

Outlook

Reinsurance Premiums

Independence American is primarily a reinsurer, although, as discussed below, it is experiencing considerable growth as an issuing carrier.  The majority of its reinsurance premium is currently derived from pro rata quota share reinsurance treaties (the “IHC Treaties”) with Standard Security Life and Madison National Life.  The Company does not expect the percentage ceded to it from IHC will change significantly in 2009.

For the three months ended March 31, 2009, 66% of Independence American’s premiums earned were derived from assumed reinsurance premiums.  Of the assumed reinsurance premiums, 70% were related to medical stop-loss business, 24% were related to fully insured health business, and 6% were related to DBL.  For the three months ended March 31, 2009, Standard Security Life and Madison National Life ceded approximately 23% of their medical stop-loss business to Independence American.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers.  For the three months ended March 31, 2009, Independence American received between 10% and 25% of the premium on these unaffiliated programs.  Our MGUs do not anticipate materially increasing their production of medical stop-loss business in 2009.  IHC has reported that it expects its gross medical stop-loss premiums to decrease in 2009.

Insured Premiums

For the three months ended March 31, 2009 and 2008, 34% and 29%, respectively, of Independence American’s premiums earned were derived from premiums written as an issuing carrier.  Of the premiums for the period ended March 31, 2009, 23% were related to medical stop-loss business and 77% were related to group major medical, STM business and major medical for individuals and families.  In 2007, Independence American began writing group major medical, medical stop-loss, and major medical plans for individuals and families.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.  We believe that this growth will accelerate as a result of Independence American, which is domiciled in Delaware and licensed to write property and/or casualty insurance in 49 states and the District of Columbia, achieving an A- (Excellent) rating from A.M. Best.

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

 In 2007, the Company entered into an agreement with IPA, a national career agent marketing organization, to begin marketing health plans to individuals and families utilizing Independence American as the carrier.  The program is administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.  AMIC purchased a 51% interest in IPA in April 2008.  IPA operates under a controlled career agent distribution model in which independent producers sell products approved by IPA and AMIC.  A majority of the business is written by Independence American, and the balance (including ancillary benefits) is written by other carriers, including those owned by IHC.  The Company believes that this acquisition significantly expands its ability to sell individual and limited medical plans to the self-employed as well as individuals and their families, which are rapidly expanding markets.

In October 2007, the Company acquired certain assets, including the domain name www.healthinsurance.org.  These assets were acquired by Healthinsurance.org, LLC, an indirect, 51%-owned subsidiary of the Company (“HIO”).  This acquisition gives the Company access to a well-established internet domain that generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  As a result of the acquisition, the Company has increased the number of daily leads through search engine optimization and cross-marketing with its related companies.  The Company and its affiliates plan to provide on-line enrollment tools through service agreements with leading health insurance distributors to market the individual health and dental products of Independence American and related companies.  In the first three months of 2009, approximately 54,000 quotes for health insurance were generated from www.healthinsurance.org, resulting in over 4,000 completed applications, of which about 200 are for health and dental products of the Company and its affiliates.

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

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in response to Item 1A. to Part 1 of Form 10-K.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	May 11, 2009

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	May 11, 2009