Form 10-Q
period 2009-06-30
AMERICAN INDEPENDENCE CORP
filed 2009-08-10
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2009
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [   ]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Common stock, $0.01 par value	8,506,489 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2009	December 31,
ASSETS:	(Unaudited)	2008
Investments:
Securities purchased under agreements to resell	$2,493	$3,917
Fixed maturities available-for-sale, at fair value	51,573	45,884
Equity securities available-for-sale, at fair value	2,909	3,046

Total investments	56,975	52,847

Cash and cash equivalents	3,578	4,401
Restricted cash ($5,658 and $5,194, respectively, restricted by related parties)	7,109	6,980
Accrued investment income	481	509
Premiums receivable ($5,128 and $5,684, respectively, due from related parties)	9,236	9,571
Net deferred tax asset	11,651	12,584
Due from reinsurers ($7,624 and $7,115, respectively, due from related parties)	10,515	9,386
Goodwill	23,561	23,561
Intangible assets	2,865	3,256
Accrued fee income ($548 and $480, respectively, due from related parties)	1,166	955
Due from securities brokers	253	-
Other assets	7,400	6,575

TOTAL ASSETS	$134,790	$130,625

LIABILITIES AND EQUITY:
LIABILITIES:
Insurance reserves ($19,556 and $21,564, respectively, due to related parties)	$30,800	$32,760
Premium and claim funds payable ($5,658 and $5,194, respectively,
due to related parties)	7,109	6,980
Derivative liability	77	205
Commission payable ($3,079 and $2,894, respectively, due to related parties)	4,210	3,592
Accounts payable, accruals and other liabilities ($426 and $281, respectively,
due to related parties)	3,532	2,763
State income taxes payable	633	573
Due to securities brokers	1,255	-
Due to reinsurers ($89 and $25 respectively, due to related parties)	259	25
Net liabilities associated with discontinued operations	238	366

Total liabilities	48,113	47,264

EQUITY:
American Independence Corp. shareholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,503,989 shares outstanding, respectively	92	92
Additional paid-in capital	479,844	479,783
Accumulated other comprehensive loss	(2,712)	(4,057)
Treasury stock, at cost, 677,804 shares, respectively	(8,112)	(8,112)
Accumulated deficit	(382,809)	(384,774)
Total American Independence Corp. shareholders’ equity	86,303	82,932
Noncontrolling interest in subsidiaries	374	429
Total equity	86,677	83,361
TOTAL LIABILITIES AND EQUITY	$134,790	$130,625

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
REVENUES:
Premiums earned ($11,840 , $15,105, $23,734 and
$30,795, respectively, from related parties)	$22,129	$24,721	$44,076	$49,965
MGU and agency income ($1,999, $1,846, $3,381
and $3,762, respectively, from related parties)	3,684	4,055	7,438	6,483
Net investment income	765	878	1,478	1,733
Net realized investment gains	35	114	261	87
Total other-than-temporary impairment losses (no current period
impairment losses were recognized in other comprehensive income)	-	(372)	-	(372)
Other income (loss)	141	(233)	183	(330)
	26,754	29,163	53,436	57,566

EXPENSES
Insurance benefits, claims and reserves ($7,969, $10,491,
$14,655 and $21,116, respectively, from related parties)	15,541	16,918	29,387	34,470
Selling, general and administrative expenses ($3,866, $4,764,
$7,813 and $9,751, respectively, from related parties)	10,044	10,746	20,470	20,093
Amortization and depreciation	210	185	419	361
	25,795	27,849	50,276	54,924

Income before income tax	959	1,314	3,160	2,642
Provision for income taxes	281	443	1,027	900

Net income	678	871	2,133	1,742
Less: Net income attributable to the noncontrolling interest	(207)	(87)	(267)	(152)

Net income attributable to American Independence Corp.	$471	$784	$1,866	$1,590

Basic income per common share:
Net income attributable to American Independence Corp. common
shareholders	$.06	$.09	$.22	$.19

Weighted-average shares outstanding	8,504	8,504	8,504	8,504

Diluted income per common share:
Net income attributable to American Independence Corp. common
shareholders	$.06	$.09	$.22	$.19

Weighted-average diluted shares outstanding	8,504	8,504	8,504	8,504

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Changes In Equity

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	SHAREHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2008	$92	$479,783	$(4,057)	$(8,112)	$(384,774)	$82,932	$429	$83,361

Net income					1,866	1,866	267	2,133
Net change in unrealized gains (losses)			1,444			1,444	-	1,444
Total comprehensive income								3,577

Adjustment to April 1, 2009 balance
for adoption of FSP FAS 115-2
and FAS 124-2, net of tax			(99)		99	-	-	-
Dividends paid to noncontrolling interest							(322)	(322)
Share-based compensation expense		61				61	-	61

BALANCE AT JUNE 30, 2009	$92	$479,844	$(2,712)	$(8,112)	$(382,809)	$86,303	$374	$86,677

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,133	$1,742
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(261)	(87)
Other-than-temporary impairment losses	-	372
Amortization and depreciation	419	361
Equity loss	17	18
Deferred tax expense	992	832
Non-cash stock compensation expense	61	66
Change in operating assets and liabilities:
Net sales of trading securities	-	119
Change in insurance reserves	(1,960)	(295)
Change in net amounts due from and to reinsurers	(895)	(287)
Change in accrued fee income	(211)	(120)
Change in premiums receivable	335	145
Change in income taxes	10	37
Change in other assets and other liabilities	204	(1,479)

Net cash provided by operating activities of continuing operations	844	1,424
Net cash used by operating activities of discontinued operations	(128)	(57)
Net cash provided by operating activities	716	1,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	-	2,385
Change in net amount due from and to securities brokers	1,002	-
Net sales of securities under resale and repurchase agreements	1,424	4,027
Sales of and principal repayments on fixed maturities	24,907	8,505
Maturities and other repayments of fixed maturities	4,313	3,731
Purchases of fixed maturities	(33,535)	(18,019)
Sales of equity securities	350	621
Purchases of equity securities	-	(962)
Acquisition of Marlton 20% interest	-	(3,700)
Acquisition of IPA, LLC, net of cash acquired	-	(1,495)

Net cash used by investing activities	(1,539)	(4,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Decrease in cash and cash equivalents	(823)	(3,540)
Cash and cash equivalents, beginning of period	4,401	6,284
Cash and cash equivalents, end of period	$3,578	$2,744

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$24	$29

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

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), an insurance holding company, which held 49.7% of AMIC’s outstanding common stock at June 30, 2009.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York State statutory disability benefit law (“DBL”), short-term medical (“STM”) and group major medical.

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

In the opinion of management, all adjustments that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162" ("SFAS 168").  SFAS 168 establishes the Accounting Standards Codification ("Codification"), which was officially released on July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles ("U.S. GAAP") recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  The Codification is not expected to change U.S. GAAP as it does not include any guidance or interpretations of U.S. GAAP beyond what is already reflected in the existing FASB literature.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.  The adoption of SFAS 168 is not expected to have an effect on the Company's consolidated financial statements.  However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by the Company in its consolidated financial statements and accounting policies.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167"), which, among other things, amends FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51" ("FIN 46(R)") to (i) require an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity's involvement in a variable interest entity.  SFAS 167 is be effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited..  The adoption of SFAS 167 is not expected to have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" (“SFAS 166”).  SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to qualifying special-purpose entities.  SFAS 166 changes the requirements for derecognizing financial assets modifying the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  SFAS 166 removes the special provisions in SFAS 140 and SFAS 65 for guaranteed mortgage securitizations, and as a result, requires those securitizations to be treated the same as any other transfer of financial assets within the scope of SFAS 140.  Additional disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets.  SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  The adoption of SFAS 166 is not expected to have a material effect on the Company's consolidated financial statements.

Recently Adopted Accounting Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The adoption of SFAS 165, effective April 1, 2009, did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4").  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased, and guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. For comparative purposes, FSP FAS 157-4 does not require disclosures for earlier periods presented at initial adoption.  For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption.  The adoption of FSP FAS 157-4, effective April 1, 2009, did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2").  FSP FAS 115-2 and FAS 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance.  FSP FAS 115-2 and FAS 124-2 modifies the existing requirement whereby an investor must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis in order to avoid recognizing an other-than-temporary impairment.  Instead, an entity must assess whether (a) it has the intent to sell the debt security, or (b) it more likely than not will be required to sell the debt security before its anticipated recovery.  If either of these conditions is met, the entity must recognize an other-than-temporary impairment.  In assessing whether the entire amortized cost basis of the security will be recovered, an entity shall compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and, if the expected cash flows is less than the amortized cost basis, a credit loss exists, and an other-than-temporary impairment shall be considered to have occurred.  The guidance provides numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover.  If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date shall be recognized in earnings.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors.  The amount related to the credit loss shall be recognized in earnings and the amount related to all other factors shall be recognized in other comprehensive income, net of applicable income taxes.  The new amortized cost basis of the investment shall be the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.  FSP FAS 115-2 and FAS 124-2 also expands and increases the frequency of existing disclosures about other-than-temporary impairments for both debt and equity securities and requires new disclosures pertaining to the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted.  For debt securities held at the beginning of the interim period for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The amortized cost basis of the security shall be adjusted by the cumulative-effect adjustment before taxes.  As of March 31, 2009, the Company had previously recognized a total of $436,000 and $199,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statements of Operations.  As a result of the adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, the Company has determined that (a) the portion of the previously recorded losses on debt securities and preferred stocks evaluated as debt securities representing a credit loss is $535,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities and preferred stocks evaluated as debt securities related to all other factors is $99,000.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1").  FSP FAS 107-1 and APB 28-1 require public companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  Such disclosures should include the fair value of all financial instruments for which it is practicable, together with the related carrying values, and disclosure of the methods and significant assumptions used to estimate the fair value and changes in the methods and significant assumptions, if any, during the period.  The adoption of FSP FAS 107-1 and APB 28-1, effective April 1, 2009, did not have a material effect on the Company's consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Asset.” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  The adoption of FSP 142-3, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

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

(D)

Reclassifications

Certain amounts in prior years' Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2009 presentation, primarily relating to the adoption of SFAS 160 and relating to the EDH Derivative (see Note 13 of Notes to Condensed Consolidated Financial Statements).

(E)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The Company has evaluated all such events occurring subsequent to the balance sheet date herein of June 30, 2009 and through the issuance date of August 10, 2009.  The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three-month and six-month periods ended June 30, 2009.  The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Restricted stock and common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  For the three months and six months ended June 30, 2009 and 2008, shares from the assumed dilution due to the exercise of common stock options and vesting of restricted stock using the treasury stock method were deemed anti-dilutive.

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

MGU and Agency income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Agency income	$2,060	$1,584	$4,223	$1,673
MGU fee income–administration	1,401	2,023	2,871	4,081
MGU fee income– profit commissions	223	448	344	729

	$3,684	$4,055	$7,438	$6,483

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	JUNE 30, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$22,101	$37	$(1,495)	$20,643
Collateralized mortgage obligations (CMO) – residential	5,964	177	(526)	5,615
CMO - commercial	578	-	(329)	249
States, municipalities and political subdivisions	8,237	3	(291)	7,949
U.S. Government	4,874	153	-	5,027
Government sponsored enterprise (GSE)	5,983	34	(16)	6,001
Agency mortgage backed pass
through securities (MBS) - residential	6,121	7	(39)	6,089
Total fixed maturities	$53,858	$411	$(2,696)	$51,573

EQUITY SECURITIES
AVAILABLE-FOR-SALE

Preferred stock with maturities	$820	$-	$(78)	$742
Preferred stock without maturities	2,516	-	(349)	2,167
Total equity securities	$3,336	$-	$(427)	$2,909

	DECEMBER 31, 2008
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$24,621	$128	$(2,964)	$21,785
CMO - residential	7,892	46	(831)	7,107
CMO - commercial	578	-	(158)	420
States, municipalities and political subdivisions	2,513	21	(147)	2,387
U.S. Government	4,873	239	-	5,112
Government sponsored enterprise (GSE)	2,801	49	-	2,850
Agency mortgage backed pass
through securities (MBS) - residential	6,143	80	-	6,223
Total fixed maturities	$49,421	$563	$(4,100)	$45,884

EQUITY SECURITIES
AVAILABLE-FOR-SALE

Preferred stock with maturities	$721	$-	$(44)	$677
Preferred stock without maturities	2,845	-	(476)	2,369
Total equity securities	$3,566	$-	$(520)	$3,046

Gross unrealized losses at June 30, 2009 include $99,000 of other-than-temporary impairment losses related to certain preferred stocks with maturities recorded in connection with the adoption FSP FAS 115-2 and FAS 124-2 on April 1, 2009.

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The amortized cost and fair value of fixed maturities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$4,899	$5,052	9.8%
Due after one year through five years	7,531	7,391	14.3%
Due after five years through ten years	8,952	8,568	16.6%
Due after ten years	13,830	12,608	24.5%
	35,212	33,619	65.2%

CMO and MBS
15 year	6,907	6,237	12.1%
20 year	-	-	-%
30 year	11,739	11,717	22.7%

	$53,858	$51,573	100.0%

The following table summarizes, for all securities in an unrealized loss position at June 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	JUNE 30, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$4,720	$205	$11,323	$1,290	$16,043	$1,495
CMO - residential	120	-	2,151	526	2,271	526
CMO – commercial	-	-	249	329	249	329
States, municipalities and political subdivisions	3,149	198	1,584	93	4,733	291
Mortgage-backed securities - residential	5,717	39	-	-	5,717	39
GSE	4,328	16	-	-	4,328	16
Total fixed maturities	$18,034	$458	$15,307	$2,238	$33,341	$2,696

EQUITY SECURITIES:

Preferred stock with maturities	$233	$40	$509	$38	$742	$78
Preferred stock without maturities	338	158	1,829	191	2,167	349
Total preferred stock	$571	$198	$2,338	$229	$2,909	$427

	DECEMBER 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$8,998	$882	$10,254	$2,082	$19,252	$2,964
CMO – residential	629	133	2,666	698	3,295	831
CMO – commercial	420	158	-	-	420	158
States, municipalities and political subdivisions	1,358	99	481	48	1,839	147
Total fixed maturities	$11,405	$1,272	$13,401	$2,828	$24,806	$4,100

EQUITY SECURITIES:

Preferred stock with maturities	$160	$14	$517	$29	$677	$43
Preferred stock without maturities	1,013	330	1,356	147	2,369	477
Total preferred stock	$1,173	$344	$1,873	$176	$3,046	$520

A total of 17 securities were in a continuous unrealized loss position for less than 12 months and 48 securities for 12 months or longer as of June 30, 2009.  A total of 31 securities were in a continuous unrealized loss position for less than 12 months and 43 securities for 12 months or longer as of December 31, 2008.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Substantially all of the unrealized losses at June 30, 2009 and December 31, 2008 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads.  Spreads have widened as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

At June 30, 2009, the Company had $1.6 million invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 52.7% were in CMOs that originated in 2005 or earlier and 47.3% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.  The decline in market value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets.  Some of these financial institutions have exposure to sub-prime mortgages.

Changes in interest rates, credit spreads, and investment quality ratings may cause the market value of the Company’s investments to fluctuate.  The Company does not have the intent to sell nor is it more likely than not that the Company will have to sell debt securities in unrealized loss positions that are not other-than-temporarily impaired before recovery.  In the event that the Company’s liquidity needs require the sale of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments, the Company may realize investment losses.

Other-Than-Temporary Impairment Evaluations

The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred.  For fixed maturities, if a decline in fair value is judged by management to be other-than-temporary, and the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis.

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position.  When evaluating whether a mortgage-backed security is other-than-temporarily impaired, the Company examines characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the Company’s intent to sell the security and whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis.  For all debt securities evaluated for other-than-temporary impairment (for which the Company does not have the intent to sell and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis), the Company considers the timing and amount of the cash flows.

The Company evaluates its mortgage-backed securities for other-than-temporary impairment using multiple inputs.  Loan level defaults are estimated using an option pricing approach in which the probability of borrower default increases as home equity declines.  Other factors which influence the probability of default are debt-servicing, missed refinancing opportunities and geography.  Loan level characteristics such as issuer, FICO, payment terms, level of documentation, residency type, dwelling type and loan purpose are also utilized in the model along with historical performance, to estimate or measure the loan’s propensity to default.  Additionally, the model takes into account loan age, seasonality, payment changes and exposure to refinancing as additional drivers of default.  For transactions where loan level data is not available, the model uses a proxy based on the collateral characteristics.  Loss severity in the model is a function of multiple factors including but not limited to the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination.  Prepayment speeds, both actual and estimated, are also considered. The cash flows generated by the collateral securing these securities are then determined with these default, loss severity and prepayment assumptions.  These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to determine the cash flows associated with the mortgage-backed security held by the Company.

To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost, a credit loss exists, and an other-than-temporary impairment is recognized through earnings. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

In addition, the Company evaluates other asset-backed securities for other-than-temporary impairment by examining similar characteristics referenced above for mortgage-backed securities.  The Company evaluates U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, and obligations of states and political subdivisions for other-than-temporary impairment by examining similar characteristics referenced above for corporate debt securities.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery.  If a decline in fair value is judged by management to be other-than-temporary, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations.  For the purpose of other-than-temporary impairment evaluations, preferred stocks are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Based on management’s review of the portfolio, which considered these factors, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Other-than-temporary impairments:
Preferred stocks	-	(372)	-	(372)
	$-	$(372)	$-	$(372)

As of March 31, 2009, the Company had previously recognized a total of $436,000 and $199,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statements of Operations.  As a result of the adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, the Company has determined that (a) the portion of the previously recorded losses on debt securities and preferred stocks evaluated as debt securities representing a credit loss is $535,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities and preferred stocks evaluated as debt securities related to all other factors is $99,000.  Since the adoption of FSP FAS 115-2 and FAS 124-2, no additional other-than-temporary impairment losses were recorded and therefore the amount of the cumulative credit loss remains $535,000 at June 30, 2009.  No losses for other-than-temporary impairment were recognized in other comprehensive income in the three months or six months ended June 30, 2009.

Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalance in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

The Company had derivative instruments representing the value of the contingent payment due to EDH as of June 30, 2009 and December 31, 2008 (see Note 13 of Notes to Condensed Consolidated Financial Statements).

5.

Net Realized Investment Gains

Net realized investment gains for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net realized investment gains (losses):
Fixed maturities	$15	$(3)	$241	$(42)
Common stock	-	83	-	83
Preferred stock	20	-	20	11
	35	80	261	52

Trading and other gains (losses)	-	34	-	35

Net realized investment gains	$35	$114	$261	$87

For the three months and six months ended June 30, 2009, the Company realized gross gains of $195,000 and $421,000, respectively, and gross losses of $160,000 and $160,000, respectively, on sales of available-for-sale securities.  For the three months and six months ended June 30, 2008, the Company realized gross gains of $114,000 and $130,000, respectively, and gross losses of $0 and $43,000, respectively, on sales of available-for-sale securities.  As of December 31, 2008, the Company no longer has any trading accounts.

6.

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

Derivative liability

Financial liabilities consist of a derivative liability relating to the EDH Agreement (see Note 13 of Notes to Condensed Consolidated Financial Statements), and is included in Level 2.  The liability is valued using market-observable inputs including market price, interest rate, and volatility within a Black-Scholes model.

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008, respectively (in thousands):

	June 30, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$20,643	$-	$20,643
CMO - residential	-	3,930	1,685	5,615
CMO – commercial	-	-	249	249
States, municipalities and political subdivisions	-	7,949	-	7,949
U.S. Government	-	5,027	-	5,027
Government sponsored enterprise (GSE)	-	6,001	-	6,001
Agency mortgage-backed pass through
securities (MBS) - residential	-	6,089	-	6,089
Total fixed maturities	-	49,639	1,934	51,573

Equity securities available-for-sale:
Preferred stock with maturities	454	288	-	742
Preferred stock without maturities	2,167	-	-	2,167
Total equity securities	2,621	288	-	2,909

Total financial assets	$2,621	$49,927	$1,934	$54,482

FINANCIAL LIABILITIES:
Derivative liability	$-	$77	$-	$77

	December 31, 2008
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$21,785	$-	$21,785
CMO – residential	-	6,481	626	7,107
CMO – commercial	-	-	420	420
States, municipalities and political subdivisions	-	2,387	-	2,387
U.S. Government	-	5,112	-	5,112
Government sponsored enterprise (GSE)	-	2,850	-	2,850
Agency mortgage-backed pass through
securities (MBS) – residential	-	6,223	-	6,223
Total fixed maturities	-	44,838	1,046	45,884

Equity securities available-for-sale:
Preferred stock with maturities	383	294	-	677
Preferred stock without maturities	2,369	-	-	2,369
Total equity securities	2,752	294	-	3,046

Total financial assets	$2,752	$45,132	$1,046	$48,930

FINANCIAL LIABILITIES:
Derivative liability	$-	$205	$-	$205

Inputs for certain fixed maturity securities that were observable during 2008 were not unobservable at June 30, 2009 as a result of limited or inactive markets.  These securities were transferred out of Level 2 and into the Level 3 category during 2009.  No securities were sold or transferred out of the Level 3 category in 2009.  Changes in the carrying value of Level 3 financial assets and liabilities for the six months ended June 30, 2009 are summarized as follows (in thousands):

	CMOs
	Residential	Commercial	Total

Balance at December 31, 2008	$626	$420	$1,046

Transfers into Level 3	831		831
Repayments of fixed maturities	(65)		(65)
Net unrealized gain included in accumulated other comprehensive loss	293	(171)	122

Balance at June 30, 2009	$1,685	$249	$1,934

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the six months ended June 30, 2009 is as follows (in thousands):

Other Intangible
Assets

Balance at December 31, 2008	$3,256
Amortization expense	(391)
Balance at June 30, 2009	$2,865

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $271,000 and $195,000 for the three months ended June 30, 2009 and 2008, respectively, and $506,000 and $413,000 for the six months ended June 30, 2009 and 2008, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

Independence American assumes premiums from IHC subsidiaries, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health and medical stop-loss business written and assumed by Independence American.  Additionally, our MGUs market, underwrite and provide administrative services, and ECA provides medical management and claims adjudication, for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC.  Our MGUs and ECA record related income, assets and liabilities in connection with that business.  Such related-party information is disclosed on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.  The cost of this coverage is split proportionally between the Company and IHC according to the type of risk and the Company’s portion is recorded in Selling, General and Administrative Expenses.

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

Net liabilities of $238,000 and $366,000 associated with discontinued operations at June 30, 2009 and December 31, 2008, respectively, represent estimated closure costs of Intellicom.  The Company believes the net liabilities for discontinued operations at June 30, 2009 adequately estimate the remaining costs associated with Intellicom discontinued operations.

10.

Share-Based Compensation

Total share-based compensation expense was $23,000 and $34,000 for the three months ended June 30, 2009 and 2008, respectively, and $61,000 and $66,000 for the six months ended June 30, 2009 and 2008, respectively.  Related tax benefits of $8,000 and $12,000 were recognized for the three months ended June 30, 2009 and 2008, respectively, and $21,000 and $23,000 for the six months ended June 30, 2009 and 2008, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2009:

	Outstanding	Exercisable

Number of options	413,400	390,441
Weighted average exercise price per share	$13.81	$14.08
Aggregate intrinsic value of options	$11,700	$11,700
Weighted average contractual term remaining	4.24 years	4.00 years

The Company’s stock option activity for the six months ended June 30, 2009 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Balance, December 31, 2008	419,817	$14.37

Expired	(6,417)	51.00

Balance, June 30, 2009	413,400	$13.81

Compensation expense of $16,000 and $33,000 was recognized for the three months ended June 30, 2009 and 2008, respectively, and $47,000 and $65,000 for the six months ended June 30, 2009 and 2008, respectively, for the portion of the fair value of stock options vesting during that period.

As of June 30, 2009, there was approximately $85,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2009.  Restricted stock expense was $7,000 and $1,000, for the three months ended June 30, 2009 and 2008, respectively, and $14,000 and $1,000 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, there was approximately $54,000 of total unrecognized compensation expense related to non-vested restricted stock which will be recognized over the remaining requisite service periods.

The 2009 Stock Incentive Plan was approved at the Company’s Annual Meeting of Stockholders held on June 19, 2009.

11.

Other Comprehensive Income

The components of comprehensive income include (i) net income or loss reported in the Condensed Consolidated Statements of Operations, (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale, and (iii) the portion of other-than-temporary impairments of fixed maturities related to all other factors than those deemed to be a credit loss.

No losses for other-than-temporary impairments were recognized in other comprehensive income during the three months or six months ended June 30, 2009.  The comprehensive income for the three months and six months ended June 30, 2009 and 2008 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$678	$871	$2,133	$1,742
Net unrealized gains (losses) arising during
the period, net of tax	1,751	(354)	1,444	(569)
Comprehensive income attributable to
American Independence Corp.	$2,429	$517	$3,577	$1,173

12.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At June 30, 2009, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $274,200,000 for federal income tax purposes which expire between 2019 and 2028.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending June 30, 2009 and December 31, 2008 are $11,651,000 and $12,584,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of the $11,651,000 in net deferred tax assets recorded at June 30, 2009.

13.

Marketing Agreement

In February 2006, Independence American entered into an agreement with Employers Direct Health (“EDH”).  Under this agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and had moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to Independence Holding Company (“IHC”) in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  The payment of $2,500,000 is being amortized over the five year contract period.  As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the six months ended June 30, 2009.  The IHC stock is held by Independence American as collateral to satisfy EDH’s obligation under the profit/loss sharing agreement.

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

The fair value of the Company’s liability derivative as of June 30, 2009 and December 31, 2008 is summarized as follows (in thousands):

	Liability Derivative
	June 30, 2009		December 31, 2008
	Balance		Balance
Derivatives Not Designated as Hedging	Sheet	Fair	Sheet	Fair
Instruments under SFAS No. 133	Location	Value	Location	Value
EDH Derivative	Derivative liability	$77	Derivative liability	$205
Total		$77		$205

The gain (loss) recognized on the derivative for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

		Amount of Gain (Loss)
		Recognized in Income
		on Derivative
	Location of Gain or (Loss)	Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging	Recognized in Income on	June 30,		June 30,
Instruments under SFAS No. 133	Derivative	2009	2008	2009	2008
EDH Derivative	Other income (loss)	$85	$(237)	$128	$(340)
Total		$85	$(237)	$128	$(340)

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our marketing organizations, including our three medical stop-loss managing general underwriter subsidiaries (“our MGUs"), our two insurance and marketing agencies IPA and HIO, and our claims administration company, ECA.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 49.7% of AMIC's stock, and IHC's senior management has provided direction to us through service agreements between us and IHC.  As of June 30, 2009, the majority of Independence American’s revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health premiums and New York State short-term statutory disability benefit law (“DBL”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American also writes group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of June 30, 2009 was $43,084,000.

Managing General Underwriters

IndependenceCare, which is headquartered in Minneapolis, Minnesota, markets and underwrites employer medical stop-loss, provider excess loss, HMO Reinsurance and ancillary products for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  IndependenceCare's 6 employees are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  RAS, which is headquartered near Hartford, Connecticut, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Madison National Life, Independence American and another carrier.  RAS has 6 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  Marlton, which is headquartered near Philadelphia, Pennsylvania, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Independence American and two other carriers.  Marlton has 18 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  The Company has a 23% interest in Majestic, an employer medical stop-loss MGU for Standard Security Life and another carrier.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 18 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.

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

The following is a summary of key performance information and events:

•

Net income per share was $.22, diluted, or $1.9 million for the six months ended June 30, 2009, compared to net income per share of $.19, diluted, or $1.6 million for the six months June 30, 2008.  Net income per share decreased to $.06, diluted, or $0.5 million for the three months ended June 30, 2009, compared to net income per share of $.09, diluted, or $0.8 million for the three months June 30, 2008.

•

The book value of the Company shareholders’ equity increased to $10.15 per share at June 30, 2009 compared to $9.75 per share at December 31, 2008.

•

Of the aggregate carrying value of the Company’s investment assets, approximately 94.2% was invested in investment grade fixed maturities, securities purchased under resale agreements, and cash and cash equivalents at June 30, 2009. Also at such date, 99.1% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields (on an annualized basis) were 4.6% and 5.2% for the six months ended June 30, 2009 and 2008, respectively.

•

Premiums earned decreased 12% from $50.0 million for the six months ended June 30, 2008 to $44.1 million for the six months ended June 30, 2009, primarily due to lower assumed medical stop-loss premiums.

•

For the six months ended June 30, 2009, Independence American wrote $4.8 million of individual health business produced by our marketing organization IPA.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on our three lines of business for the three months and six months ended June 30, 2009 and 2008, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Premiums Earned	$12,234	$14,252	$24,115	$28,953
Insurance Benefits Claims and Reserves	8,070	9,795	14,881	19,368
Expenses	4,017	4,387	7,935	9,202

Loss Ratio(A)	66.0%	68.7%	61.7%	66.9%
Expense Ratio (B)	32.8%	30.8%	32.9%	31.8%
Combined Ratio (C)	98.8%	99.5%	94.6%	98.7%

▪ Fully Insured Health	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Premiums Earned	$9,115	$9,629	$18,305	$19,289
Insurance Benefits Claims and Reserves	7,007	6,647	13,517	14,108
Expenses	1,908	2,706	4,113	5,005

Loss Ratio(A)	76.9%	69.0%	73.8%	73.1%
Expense Ratio (B)	20.9%	28.1%	22.5%	25.9%
Combined Ratio (C)	97.8%	97.1%	96.3%	99.0%

▪ DBL	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Premiums Earned	$780	$840	$1,656	$1,723
Insurance Benefits Claims and Reserves	464	476	989	994
Expenses	239	274	519	524

Loss Ratio(A)	59.5%	56.7%	59.7%	57.7%
Expense Ratio (B)	30.6%	32.6%	31.3%	30.4%
Combined Ratio (C)	90.1%	89.3%	91.0%	88.1%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

•

For the six months ended June 30, 2009, our MGUs and Agencies generated revenues of $7.7 million compared to $6.6 million for the six months ended June 30, 2008, an increase of 17%, primarily due to higher revenue at HIO and additional revenue at IPA and ECA, partially offset by lower revenue at our MGUs.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2008.  Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2008.  During the six months ended June 30, 2009, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2008 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2009, Compared to the Three Months Ended June 30, 2008

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2009	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$12,234	18	504	8,070	3,981	36	$669
Fully Insured Health	9,115	69	141	7,007	1,782	126	411
DBL	780	-	18	464	239	-	95
Total Independence
American	22,129	87	663	15,541	6,001	162	1,175
MGU Subs and
Agencies	-	3,738	101	-	3,632	48	159
Corporate	-	-	1	-	411	-	(410)
Subtotal	$22,129	3,825	765	15,541	10,044	210	924

Net realized investment gains							35
Other-than-temporary impairment losses							-
Income before income taxes							959
Income taxes							(281)
Net income							678
Less: Net income attributable to the noncontrolling interest							(207)
Net income attributable to American Independence Corp.							$471

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2008	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$14,252	(43)	533	9,795	4,350	37	$560
Fully Insured Health	9,629	(194)	201	6,647	2,581	125	283
DBL	840	-	18	476	274	-	108
Total Independence
American	24,721	(237)	752	16,918	7,205	162	951
MGU Subs and
Agencies	-	4,059	110	-	3,174	23	972
Corporate	-	-	16	-	367	-	(351)
Subtotal	$24,721	3,822	878	16,918	10,746	185	1,572

Net realized investment gains							114
Other-than-temporary impairment losses							(372)
Income before income taxes							1,314
Income taxes							(443)
Net income							871
Less: Net income attributable to the noncontrolling interest							(87)
Net income attributable to American Independence Corp.							$784

Premiums Earned.  Premiums earned decreased 10%, or $2,592,000, to $22,129,000 for the three months ended June 30, 2009, compared to $24,721,000 for the three months ended June 30, 2008.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $12,234,000 and $14,252,000 for the three months ended June 30, 2009 and 2008, respectively.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($2,435,000), partially offset by an increase in medical stop-loss written by Independence American ($441,000).  Premiums relating to fully insured health consisting of group major medical, STM, dental, and individual health were $9,115,000 and $9,629,000 for the three months ended June 30, 2009 and 2008, respectively.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American.  Premiums relating to DBL were $780,000 and $840,000 for the three months ended June 30, 2009 and 2008, respectively.  For the three months ended June 30, 2009, Independence American assumed 10% of IHC’s STM business, 9.3% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 24% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income decreased $371,000 to $3,684,000 for the three months ended June 30, 2009, compared to $4,055,000 for the three months ended June 30, 2008.  MGU fee income-administration decreased $622,000 to

$1,401,000 for the three months ended June 30, 2009, compared to $2,023,000 for the three months ended June 30, 2008, as our MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission decreased $225,000 to $223,000 for the three months ended June 30, 2009, compared to $448,000 for the three months ended June 30, 2008 as a result of less favorable loss ratios experienced at certain of our MGUs.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2009 are based on business written during portions of 2006, 2007 and 2008.  For the three months ended June 30, 2009, income from our Agencies consisted of commission income and other fees of $1,594,000 from IPA, revenue of $347,000 from HIO, and $119,000 of claims administration fees from ECA.  For the three months ended June 30, 2008, income from our Agencies consisted of commission income and other fees of $1,387,000 from IPA and revenue of $197,000 from HIO.  ECA commenced operations in the fourth quarter of 2008.

Net Investment Income.  Net investment income decreased $113,000 to $765,000 for the three months ended June 30, 2009, compared to $878,000 for the three months ended June 30, 2008.  The overall annualized investment yields were 4.7% for the three months ended June 30, 2009 and 5.4% for the comparable period in 2008.  The lower yield is due to an increase in more liquid assets which bear lower interest rates.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $35,000 for the three months ended June 30, 2009, compared to a gain of $114,000 for the three months ended June 30, 2008.  For the three months ended June 30, 2009 and 2008, the Company recorded a realized loss of $0 and $372,000, respectively, for other-than-temporary impairments.  The loss of $372,000 as of June 30, 2008 represents a loss on preferred stock that the Company determined to be other-than-temporary due to the severity of the decrease in market values and the length of time that these securities were in a loss position.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income (Loss).  Other income was $141,000 for the three months ended June 30, 2009 compared to a loss of $233,000 for the three months ended June 30, 2008.  Included in the three months ended June 30, 2009 is income of $85,000 representing a decrease in the fair value of the derivative liability relating to the agreement with Employers Direct Health, Inc. (“EDH”) (see Note 13 of Notes to Condensed Consolidated Financial Statements).  Included in the three months ended June 30, 2008 is a loss of $237,000 representing an increase in the fair value of the derivative liability relating to the agreement with EDH.  The unrealized gain for 2009 reflects the lower probability of EDH business meeting target benchmarks.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 8%, or $1,377,000, to $15,541,000 for the three months ended June 30, 2009, compared to $16,918,000 for the three months ended June 30, 2008.  The decrease of $1,377,000 is primarily comprised of a decrease in assumed medical stop-loss of $1,836,000 due to lower premiums partially offset by an increase in assumed fully insured of $195,000 and an increase in direct fully insured of $164,000.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $702,000 to $10,044,000 for the three months ended June 30, 2009, compared to $10,746,000 for the three months ended June 30, 2008.  This decrease is primarily due to a decrease in commission expense of $1,054,000 incurred by Independence American primarily resulting from a decrease in premiums assumed in medical stop-loss business, and lower expenses at Marlton and IndependenceCare of $181,000 and $177,000, respectively primarily due to lower payroll expenses, offset by additional expenses at IPA of $391,000 and $274,000 at ECA, which was formed in the fourth quarter of 2008.

Amortization and Depreciation.  Amortization and depreciation expense increased $25,000 to $210,000 for the three months ended June 30, 2009, compared to $185,000 for the three months ended June 30, 2008.  The increase in amortization is primarily due to the acquisition of the remaining 20% interest in Marlton and the acquisition of 51% of IPA in 2008.

Income Taxes.  The provision for income taxes decreased $162,000 to $281,000, an effective rate of 37.4%, for the three months ended June 30, 2009, compared to $443,000, an effective rate of 36.1%, for the three months ended June 30, 2008.  Net income for the three months ended June 30, 2009 and 2008 includes a non-cash provision for federal income taxes of $235,000 and $380,000, respectively.  The state tax effective rate increased to 5.5% for the three months ended June 30, 2009, compared to 3.0% for the three months ended June 30, 2008.  An adjustment for additional state taxes of $28,000 contributed to the rate increase.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the noncontrolling interest.  The Company recorded net income attributable to the noncontrolling interest of $207,000 and $87,000 for the three months ended June 30, 2009 and 2008, respectively.  The net income for the three months ended June 30, 2009 and 2008 relates to the 49% noncontrolling interest in IPA and the 49% noncontrolling interest in HIO.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased 40% to

$471,000, or $.06 per share, diluted, for the three months ended June 30, 2009, compared to $784,000, or $.09 per share, diluted, for the three months ended June 30, 2008.

Results of Operations for the Six Months Ended June 30, 2009, Compared to the Six Months Ended June 30, 2008

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2009	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$24,115	29	976	14,881	7,862	73	$2,304
Fully Insured Health	18,305	101	271	13,517	3,862	251	1,048
DBL	1,656	-	35	989	519	-	183
Total Independence
American	44,076	130	1,282	29,387	12,243	324	3,534
MGU Subs and
Agencies	-	7,491	195	-	7,502	95	89
Corporate	-	-	1	-	725	-	(724)
Subtotal	$44,076	7,621	1,478	29,387	20,470	419	2,899

Net realized investment gains							261
Other-than-temporary impairment losses							-
Income (loss) before income taxes							3,160
Income taxes							(1,027)
Net income							2,133
Less: Net income attributable to the noncontrolling interest							(267)
Net income attributable to American Independence Corp.							$1,866

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2008	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$28,953	(63)	1,097	19,368	9,129	73	$1,417
Fully Insured Health	19,289	(277)	411	14,108	4,754	251	310
DBL	1,723	-	38	994	524	-	243
Total Independence
American	49,965	(340)	1,546	34,470	14,407	324	1,970
MGU Subs and
Agencies	-	6,491	118	-	4,944	37	1,628
Corporate	-	2	69	-	742	-	(671)
Subtotal	$49,965	6,153	1,733	34,470	20,093	361	2,927

Net realized investment gains							87
Other-than-temporary impairment losses							(372)
Income before income taxes							2,642
Income taxes							(900)
Net income							1,742
Less: Net income attributable to the noncontrolling interest							(152)
Net income attributable to American Independence Corp.							$1,590

Premiums Earned.  Premiums earned decreased 12%, or $5,889,000 to $44,076,000 for the six months ended June 30, 2009, compared to $49,965,000 for the six months ended June 30, 2008.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $24,115,000 and $28,953,000 for the six months ended June 30, 2009 and 2008, respectively.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($5,332,000), partially offset by an increase in medical stop-loss written by Independence American ($786,000).  Premiums relating to fully insured health consisting of group major medical, STM, dental, and individual health were $18,305,000 and $19,289,000 for the six months ended June 30, 2009 and 2008, respectively.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($806,000) and a decrease in group major medical premiums assumed from IHC ($213,000).  Premiums relating to DBL were $1,656,000 and $1,723,000 for the six months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009, Independence American assumed 10% of IHC’s STM business, 9.1% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and 23% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income increased $955,000 to $7,438,000 for the six months ended June 30, 2009, compared to $6,483,000 for the six months ended June 30, 2008.  MGU fee income-administration decreased $1,210,000 to $2,871,000 for the six months ended June 30, 2009, compared to $4,081,000 for the six months ended June 30, 2008, as our MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission decreased $385,000 to $344,000 for the six months ended June 30, 2009, compared to $729,000 for the six months ended June 30, 2008 as a result of less favorable loss ratios experienced at certain of our MGUs.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2009 are based on business written during portions of 2006, 2007 and 2008.  For the six months ended June 30, 2009, income from our Agencies consisted of commission income and other fees of $3,306,000 from IPA, revenue of $682,000 from HIO, and $235,000 of claims administration fees from ECA.  For the six months ended June 30, 2008, income from our Agencies consisted of commission income and other fees of $1,387,000 from IPA and revenue of $286,000 from HIO.  ECA commenced operations in the fourth quarter of 2008.

Net Investment Income.  Net investment income decreased $255,000 to $1,478,000 for the six months ended June 30, 2009, compared to $1,733,000 for the six months ended June 30, 2008.  The overall annualized investment yields were 4.6% for the six months ended June 30, 2009 and 5.2% for the comparable period in 2008.  The lower yield is due to an increase in more liquid assets which bear lower interest rates.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $261,000 for the six months ended June 30, 2009, compared to a gain of $87,000 for the six months ended June 30, 2008.  For the six months ended June 30, 2009 and 2008, the Company recorded a realized loss of $0 and $372,000, respectively, for other-than-temporary impairments.  The loss of $372,000 as of June 30, 2008 represents a loss on preferred stock that the Company determined to be other-than-temporary due to the severity of the decrease in market values and the length of time that these securities were in a loss position.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income (Loss).  Other income was $183,000 for the six months ended June 30, 2009 compared to a loss of $330,000 for the six months ended June 30, 2008.  Included in the six months ended June 30, 2009 is income of $129,000 representing a decrease in the fair value of the derivative liability relating to the agreement with Employers Direct Health, Inc. (“EDH”) (see Note 13 of Notes to Condensed Consolidated Financial Statements).  Included in the six months ended June 30, 2008 is a loss of $340,000 representing an increase in the fair value of the derivative liability relating to the agreement with EDH.  The unrealized gain for 2009 reflects the lower probability of EDH business meeting target benchmarks.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 15%, or $5,083,000 to $29,387,000 for the six months ended June 30, 2009, compared to $34,470,000 for the six months ended June 30, 2008.  The decrease of $5,083,000 is primarily comprised of a decrease in assumed medical stop-loss of $4,681,000 due to lower premiums written and improved loss ratios due to stricter underwriting guidelines, and a decrease in direct fully insured of $632,000 due to improved loss ratios.

Selling, General and Administrative.  Selling, general and administrative expenses increased $377,000 to $20,470,000 for the six months ended June 30, 2009, compared to $20,093,000 for the six months ended June 30, 2008.  This increase is primarily due to the additional expense at IPA of $2,648,000 which includes commissions and other general expenses of the agency and  $548,000 at ECA, which was formed in the fourth quarter of 2008, offset by lower commission expense of $2,133,000 incurred by Independence American primarily resulting from a decrease in premiums assumed in medical stop-loss business, and lower expenses at IndependenceCare and Marlton of $428,000 and $371,000, respectively, primarily due to lower payroll expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $58,000 to $419,000 for the six months ended June 30, 2009, compared to $361,000 for the six months ended June 30, 2008.  The increase in amortization is primarily due to the acquisition of the remaining 20% interest in Marlton and the acquisition of 51% of IPA in 2008.

Income Taxes.  The provision for income taxes increased $127,000 to $1,027,000, an effective rate of 35.5%, for the six months ended June 30, 2009, compared to $900,000, an effective rate of 36.1%, for the six months ended June 30, 2008.  Net income for the six months ended June 30, 2009 and 2008 includes a non-cash provision for federal income taxes of $933,000 and $775,000, respectively.  The state tax effective rate decreased to 1.9% for the six months ended June 30, 2009, compared to 3.2% for the six months ended June 30, 2008.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American’s pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the noncontrolling interest.  The Company recorded net income attributable to the noncontrolling interest of $267,000 and $152,000 for the six months ended June 30, 2009 and 2008, respectively.  The net income for the six months ended June 30, 2009 relates to the 49% noncontrolling interest in IPA and the 49% noncontrolling interest in HIO.  The net income for the six months ended June 30, 2008 relates to the 20% noncontrolling interest in Marlton (through March 31, 2008), the 49% noncontrolling interest in IPA, and the 49% noncontrolling interest in HIO.

Net Income attributable to American Independence Corp.  The net income attributable to the Company was $1,866,000, or $.22 per share, diluted, for the six months ended June 30, 2009, compared to $1,590,000, or $.19 per share, diluted, for the six months ended June 30, 2008.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the six months ended June 30, 2009, our MGUs and Agencies paid $725,000 in dividends to Corporate.

Cash Flows

As of June 30, 2009, the Company had $59,551,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $57,248,000 as of December 31, 2008.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2009 was $844,000.  Net cash used by investing activities of continuing operations for the six months ended June 30, 2009 was $1,539,000.

As of June 30, 2009, the Company had $7,109,000 of restricted cash at our MGUs.  The amount at our MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $7,109,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by our MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by our MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at our MGUs, our MGUs are in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that our MGUs can access.  The cash is used by our MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables our MGUs to reimburse claims in a timely manner.

As of June 30, 2009, the Company had $30,800,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

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

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable insurance statutes and regulations which have been promulgated primarily for the protection of policyholders.  Of the aggregate carrying value of the Company's investment assets, approximately 94.2% was invested in investment grade fixed income securities, securities purchased under resale agreements, and cash and cash equivalents at June 30, 2009.  The Company's gross unrealized losses on available-for-sale securities totaled $3,123,000 at June 30, 2009.  Substantially all of these securities were investment grade.  The Company holds all fixed maturities and preferred stock as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).  The Company does not have any non-performing fixed maturities at June 30, 2009.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the six months ended June 30, 2009 and 2008, the Company recorded a realized loss of $0 and $372,000, respectively, for other-than-temporary impairments.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2009 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$225	$105	$865	$-	$1,195
Equity securities	-	-	305	-	305

Total	$225	$105	$1,170	$-	$1,500

The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2009.  In 2009, the Company experienced a decrease in net unrealized losses of $1,345,000 net of the net cumulative effect adjustment of $99,000 for the adoption of recent investment accounting pronouncements, which increased stockholders' equity by $1,345,000 (reflecting net unrealized losses of $2,712,000 at June 30, 2009 compared to net unrealized losses of $4,057,000 at December 31, 2008).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

Outlook

Reinsurance Premiums

Independence American is primarily a reinsurer, although, as discussed below, it is experiencing growth as an issuing carrier.  The majority of its reinsurance premium is currently derived from pro rata quota share reinsurance treaties (the “IHC Treaties”) with Standard Security Life and Madison National Life.  The Company does not expect the percentage ceded to it from IHC will change significantly in 2009.

For the six months ended June 30, 2009, 67% of Independence American’s premiums earned were derived from assumed reinsurance premiums.  Of the assumed reinsurance premiums, 70% were related to medical stop-loss business, 24% were related to fully insured health business, and 6% were related to DBL.  For the six months ended June 30, 2009, Standard Security Life and Madison National Life ceded 23% of their medical stop-loss business to Independence American.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers.  For the six months ended June 30, 2009, Independence American received between 10% and 25% of the premium on these unaffiliated programs.  Our MGUs do not anticipate materially increasing their production of medical stop-loss business in 2009.  IHC has reported that it expects its gross medical stop-loss premiums to decrease in 2009.

Insured Premiums

For the six months ended June 30, 2009 and 2008, 33% and 29%, respectively, of Independence American’s premiums earned were derived from premiums written as an issuing carrier.  Of the premiums for the period ended June 30, 2009, 23% were related to medical stop-loss business and 77% were related to group major medical, STM business and major medical for individuals and families.  In 2007, Independence American began writing group major medical, medical stop-loss, and major medical plans for individuals and families.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.  We believe that this growth will accelerate as a result of Independence American, which is domiciled in Delaware and licensed to write property and/or casualty insurance in 49 states and the District of Columbia, achieving an A- (Excellent) rating from A.M. Best.

In February 2006, Independence American entered into an agreement with EDH regarding a block of fully insured health business, including CDHPs, primarily sold to small employer groups, and medical stop-loss, to begin writing for Independence

American.  EDH began writing employer medical stop-loss through Independence American in 2006, and moved the majority of its existing block of fully insured and stop-loss health insurance to Independence American during 2007.  Independence American will be the exclusive issuing carrier for business underwritten by this organization through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and EDH could be entitled to additional cash consideration (see Note 13 of Notes to Condensed Consolidated Financial Statements).

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

In October 2007, the Company acquired certain assets, including the domain name www.healthinsurance.org.  These assets were acquired by Healthinsurance.org, LLC, an indirect, 51%-owned subsidiary of the Company (“HIO”).  This acquisition gives the Company access to a well-established internet domain that generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  As a result of the acquisition, the Company has increased the number of daily leads through search engine optimization and cross-marketing with its related companies.  The Company and its affiliates plan to provide on-line enrollment tools through service agreements with leading health insurance distributors to market the individual health and dental products of Independence American and related companies.  In the first six months of 2009, approximately 121,000 quotes for health insurance were generated from www.healthinsurance.org, resulting in over 8,200 completed applications, of which about 330 are for health and dental products of the Company and its affiliates.

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

Defaults Upon Senior Securities

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders held on June 19, 2009, the following six nominees were re-elected for one-year terms on the Board of Directors:

Edward A. Bennett, Edward Netter, Myron M. Picoult, Ronald I. Simon, Roy T.K. Thung, Martin E. Winter.

The vote on the election of the above nominees was:

For

At least 6,304,909 shares

Withheld

No more than 828,938 shares

At such meeting, the appointment of KPMG LLP as independent auditors for 2009 was ratified by a vote of 7,113,784 shares for, 9,195 shares against, and 10,868 shares abstaining.  There were no broker non-votes.

In addition, at such meeting the 2009 Stock Incentive Plan was approved by a vote of 4,632,083 shares for, 1,289,584 shares against, and 20,058 shares abstaining.  There were 1,192,122 broker non-votes.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	August 10, 2009

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	August 10, 2009