Form 10-Q
period 2009-09-30
AMERICAN INDEPENDENCE CORP
filed 2009-11-09
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2009
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [   ]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2009
Common stock, $0.01 par value	8,506,489 shares

Copies of the Company’s SEC filings can be found on its website at www.americanindependencecorp.com.

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2009	December 31,
ASSETS:	(Unaudited)	2008
Investments:
Securities purchased under agreements to resell	$-	$3,917
Fixed maturities available-for-sale, at fair value	52,812	45,884
Equity securities available-for-sale, at fair value	3,239	3,046

Total investments	56,051	52,847

Cash and cash equivalents	4,430	4,401
Restricted cash ($3,532 and $5,194, respectively, restricted by related parties)	5,317	6,980
Accrued investment income	683	509
Premiums receivable ($4,707 and $5,684, respectively, due from related parties)	10,202	9,571
Net deferred tax asset	11,536	12,584
Due from reinsurers ($7,355 and $7,115, respectively, due from related parties)	11,453	9,386
Goodwill	23,561	23,561
Intangible assets	2,669	3,256
Accrued fee income ($447 and $480, respectively, due from related parties)	661	955
Due from securities brokers	485	-
Other assets	7,405	6,575

TOTAL ASSETS	$134,453	$130,625

LIABILITIES AND EQUITY:
LIABILITIES:
Insurance reserves ($18,557 and $21,564, respectively, due to related parties)	$30,040	$32,760
Premium and claim funds payable ($3,532 and $5,194, respectively,
due to related parties)	5,317	6,980
Derivative liability	-	205
Commission payable ($2,734 and $2,894, respectively, due to related parties)	4,320	3,592
Accounts payable, accruals and other liabilities ($370 and $281, respectively,
due to related parties)	3,403	2,763
State income taxes payable	663	573
Due to securities brokers	17	-
Due to reinsurers ($227 and $25 respectively, due to related parties)	1,674	25
Net liabilities associated with discontinued operations	175	366

Total liabilities	45,609	47,264

EQUITY:
American Independence Corp. shareholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,506,489 and 8,503,989 shares outstanding, respectively	92	92
Additional paid-in capital	479,845	479,783
Accumulated other comprehensive loss	(790)	(4,057)
Treasury stock, at cost, 675,304 shares and 677,804 shares, respectively	(8,082)	(8,112)
Accumulated deficit	(382,596)	(384,774)
Total American Independence Corp. shareholders’ equity	88,469	82,932
Noncontrolling interest in subsidiaries	375	429
Total equity	88,844	83,361
TOTAL LIABILITIES AND EQUITY	$134,453	$130,625

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
REVENUES:
Premiums earned ($10,994 , $13,209, $34,728 and
$44,005, respectively, from related parties)	$20,987	$23,881	$65,063	$73,846
MGU and agency income ($907, $1,290, $4,436
and $5,052, respectively, from related parties)	3,968	4,092	11,406	10,575
Net investment income	783	843	2,261	2,576
Net realized investment gains (loss)	(27)	27	234	114
Total other-than-temporary impairment losses (no current period
impairment losses were recognized in other comprehensive income)	-	(297)	-	(669)
Other income	24	1,302	207	972
	25,735	29,848	79,171	87,414

EXPENSES
Insurance benefits, claims and reserves ($8,461, $9,445,
$23,115 and $30,561, respectively, from related parties)	15,414	18,786	44,801	53,256
Selling, general and administrative expenses ($3,547, $4,116,
$11,360 and $13,866, respectively, from related parties)	9,569	9,742	30,039	29,835
Amortization and depreciation	210	224	629	585
	25,193	28,752	75,469	83,676

Income before income tax	542	1,096	3,702	3,738
Provision for income taxes	141	331	1,168	1,231

Net income	401	765	2,534	2,507
Less: Net income attributable to the noncontrolling interest	(176)	(169)	(443)	(321)

Net income attributable to American Independence Corp.	$225	$596	$2,091	$2,186

Basic income per common share:
Net income attributable to American Independence Corp. common
shareholders	$.03	$.07	$.25	$.26

Weighted-average shares outstanding	8,506	8,504	8,505	8,504

Diluted income per common share:
Net income attributable to American Independence Corp. common
shareholders	$.03	$.07	$.25	$.26

Weighted-average diluted shares outstanding	8,506	8,504	8,505	8,504

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Changes In Equity

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	SHAREHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2008	$92	$479,783	$(4,057)	$(8,112)	$(384,774)	$82,932	$429	$83,361

Net income					2,091	2,091	443	2,534
Net change in unrealized gains (losses)			3,366			3,366	-	3,366
Total comprehensive income						5,457	443	5,900

Adjustment to April 1, 2009 balance
for adoption of FASB ASC 320,
net of tax			(99)		99	-	-	-
Dividends paid to noncontrolling interest							(497)	(497)
Other stock issuances		(18)		30	(12)	-	-	-
Share-based compensation expense		80				80	-	80

BALANCE AT SEPTEMBER 30, 2009	$92	$479,845	$(790)	$(8,082)	$(382,596)	$88,469	$375	$88,844

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,534	$2,507
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(234)	(114)
Other-than-temporary impairment losses	-	669
Amortization and depreciation	629	585
Equity loss	23	32
Deferred tax expense	1,136	1,180
Non-cash stock compensation expense	80	104
Change in operating assets and liabilities:
Net sales of trading securities	-	143
Change in insurance reserves	(2,720)	789
Change in net amounts due from and to reinsurers	(418)	(1,502)
Change in accrued fee income	294	25
Change in premiums receivable	(631)	292
Change in income taxes	4	(39)
Change in other assets and other liabilities	(236)	(3,972)

Net cash provided by operating activities of continuing operations	461	699
Net cash used by operating activities of discontinued operations	(191)	(109)
Net cash provided by operating activities	270	590

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	-	2,368
Change in net amount due from and to securities brokers	(468)	-
Net sales of securities under resale and repurchase agreements	3,917	3,494
Sales of and principal repayments on fixed maturities	19,030	11,718
Maturities and other repayments of fixed maturities	11,269	4,503
Purchases of fixed maturities	(34,339)	(19,975)
Sales of equity securities	350	622
Purchases of equity securities	-	(962)
Acquisition of Marlton 20% interest	-	(3,700)
Acquisition of IPA, LLC, net of cash acquired	-	(1,557)

Net cash used by investing activities	(241)	(3,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Increase (decrease) in cash and cash equivalents	29	(2,899)
Cash and cash equivalents, beginning of period	4,401	6,284
Cash and cash equivalents, end of period	$4,430	$3,385

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$28	$82

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

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), an insurance holding company, which held 49.7% of AMIC’s outstanding common stock at September 30, 2009.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York State statutory disability benefit law (“DBL”), short-term medical (“STM”) and group major medical.

(B)

Principles of Consolidation and Preparation of Financial Statements

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of AMIC and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements.

As discussed in AMIC’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, the Company disclosed that it would change the annual testing date for goodwill impairment from September 30 to December 31.  Management believes that testing goodwill impairment at December 31 is preferable as it coincides with the Company’s annual budgeting process and aligns impairment testing procedures with its year-end financial reporting process.

In the opinion of management, all adjustments that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162", ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("FASB ASC"), which was officially released on July 1, 2009, to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission

("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the FASB ASC.  The FASB ASC is not expected to change U.S. GAAP as it does not include any guidance or interpretations of U.S. GAAP beyond what is already reflected in the existing FASB literature.  All other accounting literature excluded from the FASB ASC will be considered nonauthoritative. The adoption of SFAS 168, effective July 1, 2009, did not have an effect on the Company's consolidated financial statements.  Technical references to U.S. GAAP included in these Notes to Condensed Consolidated Financial Statements are provided under the new FASB ASC structure.

In August 2009, Accounting Standards Update No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value", was issued. This update provides amendments to FASB ASC 820, "Fair Value Measurements and Disclosures" and applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820. This guidance clarifies: a) the techniques to be used to measure fair value when a quoted price in an active market for the identical liability is not available; b) a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability is not required when estimating fair value; and c) both a quoted market price in an active market for the identical liability at the measurement date, and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required, are level 1 fair value measurements. The adoption of the guidance in this update, effective October 1, 2009, did not have a material effect on the Company's consolidated financial statements.

FASB ASC 855, "Subsequent Events", formerly SFAS 165, was issued in May 2009. FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FASB ASC 855 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The adoption of the FASB ASC 855, effective April 1, 2009, did not have a material effect on the Company's consolidated financial statements.

FASB ASC 820, "Fair Value Measurements and Disclosures", incorporates former FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly", issued in April 2009. These provisions of FASB ASC 820 provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, and guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 820 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  These provisions of FASB ASC 820 are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. For comparative purposes, these provisions do not require disclosures for earlier periods presented at initial adoption. For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption. The adoption of these provisions of FASB ASC 820 did not have a material effect on the Company's consolidated financial statements.

FASB ASC 320, "Investments - Debt and Equity Securities", incorporates former FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", issued in April 2009. These provisions of FASB ASC 320 apply to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance. These provisions modified the existing requirement whereby an investor must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis in order to avoid recognizing an other-than-temporary impairment. Instead, an entity must assess whether (a) it has the intent to sell the debt security, or (b) it more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. In assessing whether the entire amortized cost basis of the security will be recovered, an entity shall compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and, if the expected cash flows is less than the amortized cost basis, a credit loss exists, and an other-than-temporary impairment shall be considered to have occurred. The guidance provides numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date shall be recognized in earnings. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors. The amount related to the credit loss shall be recognized in earnings and the amount related to all other factors shall be recognized in other comprehensive income, net of applicable income taxes. The new amortized cost basis of the investment shall be the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. These provisions of FASB ASC 320 also expand and increase the frequency of existing disclosures about other-than-temporary impairments for both debt and equity securities and requires new disclosures pertaining to the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. These provisions within FASB ASC 320 were effective for interim and annual reporting periods ending after June 15, 2009 and were to be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period for which an other-than-temporary impairment was previously recognized, if an entity did not intend to sell and it was not more likely than not that the entity would be required to sell the security before recovery of its amortized cost basis, the entity recognized the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amortized cost basis of the security was to be adjusted by the cumulative-effect adjustment before taxes. As of March 31, 2009, the Company had previously recognized $436,000 and $199,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statement of Operations. The Company has determined that (a) the portion of the previously recorded losses on debt securities and preferred stocks evaluated as debt securities representing a credit loss is $535,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities and preferred stocks evaluated as debt securities related to all other factors is $99,000.

FASB ASC 825, "Financial Instruments", incorporates former FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", issued in April 2009. These provisions of FASB ASC 825 require public companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures should include the fair value of all financial instruments for which it is practicable, together with the related carrying values, and disclosure of the methods and significant assumptions used to estimate the fair value and changes in the methods and significant assumptions, if any, during the period. These provisions of this standard are effective for interim reporting periods ending after June 15, 2009. Disclosures are not required for earlier periods presented at initial adoption. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The adoption of these provisions of FASB ASC 825 did not have a material effect on the Company's consolidated financial statements.

FASB ASC 805, "Business Combinations", incorporates former FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" issued in April 2009. This guidance amends and clarifies the provisions of FASB ASC 805 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. The provisions of this standard are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these provisions of FASB ASC 805, effective January 1, 2009, did not have a material effect on the Company's consolidated financial statements.

FASB ASC 323, "Investments - Equity Method and Joint Ventures", incorporates former EITF Issue No. 08-6, "Equity Method Investment Accounting”, issued in November 2008. These provisions of FASB ASC 323 require that the cost basis of an equity method investment be determined by using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of the investment and would exclude the value of contingent consideration.  Equity method investments are subject to other-than-temporary impairment analysis. However, an equity investor shall not separately test an investee’s underlying assets for impairment.  These provisions of this standard also require an equity investor to account for a share issuance by an investee as if the investor had sold a proportionate share if its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings.  The adoption of these provisions of FASB ASC 323, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 260, "Earnings Per Share", incorporates former FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, issued in June 2008. These provisions of  FASB ASC 260 address whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method. These provisions of this standard require companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  The adoption of these provisions of FASB ASC 260, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

 FASB ASC 350, "Intangibles - Goodwill and Other", and FASB ASC 275, "Risks and Uncertainties", incorporate former FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” issued in April 2008.  These provisions of FASB ASC 350 and FASB ASC 275 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These provisions shall be applied prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  The adoption of these provisions of FASB ASC 350 and FASB ASC 275, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 815, "Derivatives and Hedging", incorporate former SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, issued in September 2008.  These provisions of FASB ASC 815 expanded the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 (former SFAS No. 133 and its related interpretations), and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, these provisions of FASB ASC 815 require disclosure of fair values of derivative instruments, and their gains and losses, in a tabular format as well as cross-referencing within the footnotes to allow users of financial statements to locate important information about derivative instruments.  The adoption of these provisions of FASB ASC 815, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 860, "Transfers and Servicing", incorporates former FSP SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, issued in February 2008. The objective of these provisions of FASB ASC 860 is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  FASB ASC 860 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately. The adoption of these provisions of FASB ASC 860, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 805, "Business Combinations", incorporates former SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, an amendment of former ARB No. 51 (“SFAS 160”), issued in November 2009. These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The provisions of former SFAS 141(R) changed how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These provisions will be applied prospectively. The provisions of former SFAS 160 changed the accounting and reporting for minority interests, which have been re-characterized as non-controlling interests and classified as a component of equity.  Management has applied the presentation and disclosure requirements retroactively for existing minority interests in accordance with these provisions. All other requirements will be applied prospectively. The adoption of these provisions of FASB ASC 805, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In October 2009, Accounting Standards Update No. 2009-12, "Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)", was issued. This update applies to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or nonrecurring basis and, as of the reporting entity's measurement date, if the investment meets both of the following criteria: i) the investment does not have a readily determinable fair value and, ii) if it has all the attributes specified within the scope of FASB ASC 946, "Financial Services - Investment Companies" ("Topic 946"). The provisions of this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment within the scope of this update on the basis of net asset value per share of the investment (or its equivalent) if it is calculated in a manner consistent with the principles of Topic 946, and contain disclosure requirements related to the attributes of such investments by major category of investment. The guidance in this update is effective for interim and annual periods ending after December 31, 2009 with earlier application permitted. If an entity elects to early adopt the measurement amendments in this update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The adoption of guidance in this update is not expected to have a material effect on the Company's consolidated financial statements.

FASB ASC 810, "Consolidations", incorporates former SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)", issued in June 2009 which, among other things, amends former FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51" ("FIN 46(R)") to (i) require an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity's involvement in a variable interest entity. These provisions of FASB ASC 810 shall be effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited. The adoption of these provisions of FASB ASC 810 is not expected to have a material effect on the Company's consolidated financial statements.

FASB ASC 860, "Transfers and Servicing", incorporates former SFAS No. 166, "Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140", issued in June 2009. These provisions of FASB ASC 860 remove the concept of a qualifying special-purpose entity from FASB ASC 860 and remove the exception from applying FASB ASC 810, "Consolidations", to qualifying special-purpose entities.  These provisions change the requirements for derecognizing financial assets modifying the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  The guidance removes the special provisions for guaranteed mortgage securitizations, and as a result, requires those securitizations to be treated the same as any other transfer of financial assets within the scope of FASB ASC 860.  Additional disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets.  These provisions of FASB ASC 860 are effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date.  The adoption of these provisions of FASB ASC 860 is not expected to have a material effect on the Company's consolidated financial statements.

(D)

Reclassifications

Certain amounts in prior years' Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2009 presentation, primarily relating to the adoption of SFAS 160 and relating to the EDH Derivative (see Note 13 of Notes to Condensed Consolidated Financial Statements).

(E)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The Company has evaluated all such events occurring subsequent to the balance sheet date herein of September 30, 2009 and through the issuance date of November 9, 2009.  The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three-month and nine-month periods ended September 30, 2009.  The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Restricted stock and common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  For the three months and nine months ended September 30, 2009 and 2008, shares from the assumed dilution due to the exercise of common stock options and vesting of restricted stock using the treasury stock method were deemed anti-dilutive.

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

MGU and Agency income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Agency income	$2,344	$2,097	$6,567	$3,770
MGU fee income–administration	1,376	1,918	4,247	5,999
MGU fee income– profit commissions	248	77	592	806

	$3,968	$4,092	$11,406	$10,575

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	SEPTEMBER 30, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$20,755	$320	$(382)	$20,693
Collateralized mortgage obligations (CMO) – residential	5,408	206	(468)	5,146
CMO - commercial	578	-	(338)	240
States, municipalities and political subdivisions	10,445	77	(244)	10,278
U.S. Government	4,874	99	-	4,973
Government sponsored enterprise (GSE)	5,834	46	(40)	5,840
Agency mortgage backed pass
through securities (MBS) - residential	5,611	36	(5)	5,642
Total fixed maturities	$53,505	$784	$(1,477)	$52,812

EQUITY SECURITIES
AVAILABLE-FOR-SALE

Preferred stock with maturities	$820	$2	$(22)	$800
Preferred stock without maturities	2,516	1	(78)	2,439
Total equity securities	$3,336	$3	$(100)	$3,239

	DECEMBER 31, 2008
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$24,621	$128	$(2,964)	$21,785
CMO - residential	7,892	46	(831)	7,107
CMO - commercial	578	-	(158)	420
States, municipalities and political subdivisions	2,513	21	(147)	2,387
U.S. Government	4,873	239	-	5,112
Government sponsored enterprise (GSE)	2,801	49	-	2,850
Agency mortgage backed pass
through securities (MBS) - residential	6,143	80	-	6,223
Total fixed maturities	$49,421	$563	$(4,100)	$45,884

EQUITY SECURITIES
AVAILABLE-FOR-SALE

Preferred stock with maturities	$721	$-	$(44)	$677
Preferred stock without maturities	2,845	-	(476)	2,369
Total equity securities	$3,566	$-	$(520)	$3,046

Preferred stock with maturities at September 30, 2009 include $99,000 of other-than-temporary impairment losses recorded in connection with the adoption FASB ASC 320 on April 1, 2009.

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The amortized cost and fair value of fixed maturities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$4,874	$4,974	9.4%
Due after one year through five years	7,247	7,286	13.8%
Due after five years through ten years	11,545	11,743	22.2%
Due after ten years	12,409	11,942	22.6%
	36,075	35,945	68.0%

CMO and MBS
15 year	6,331	5,725	10.8%
20 year	-	-	-%
30 year	11,099	11,142	21.2%

	$53,505	$52,812	100.0%

The following table summarizes, for all securities in an unrealized loss position at September 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	SEPTEMBER 30, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$1,090	$58	$5,988	$324	$7,078	$382
CMO - residential	341	1	1,916	467	2,257	468
CMO – commercial	-	-	240	338	240	338
States, municipalities and political subdivisions	3,624	179	1,233	65	4,857	244
Mortgage-backed securities - residential	340	5	-	-	340	5
GSE	4,296	40	-	-	4,296	40
Total fixed maturities	$9,691	$283	$9,377	$1,194	$19,068	$1,477

EQUITY SECURITIES:

Preferred stock with maturities	$260	$13	$241	$9	$501	$22
Preferred stock without maturities	-	-	1,867	78	1,867	78
Total preferred stock	$260	$13	$2,108	$87	$2,368	$100

	DECEMBER 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$8,998	$882	$10,254	$2,082	$19,252	$2,964
CMO – residential	629	133	2,666	698	3,295	831
CMO – commercial	420	158	-	-	420	158
States, municipalities and political subdivisions	1,358	99	481	48	1,839	147
Total fixed maturities	$11,405	$1,272	$13,401	$2,828	$24,806	$4,100

EQUITY SECURITIES:

Preferred stock with maturities	$160	$14	$517	$29	$677	$43
Preferred stock without maturities	1,013	330	1,356	147	2,369	477
Total preferred stock	$1,173	$344	$1,873	$176	$3,046	$520

A total of 15 securities were in a continuous unrealized loss position for less than 12 months and 32 securities for 12 months or longer as of September 30, 2009.  A total of 31 securities were in a continuous unrealized loss position for less than 12 months and 43 securities for 12 months or longer as of December 31, 2008.  For fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment.

Substantially all of the unrealized losses at September 30, 2009 and December 31, 2008 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads.  Spreads have widened in recent years as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

At September 30, 2009, the Company had $1.6 million invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 56.3% were in CMOs that originated in 2005 or earlier and 43.7% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.  The decline in market value for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets.  Some of these financial institutions have exposure to sub-prime mortgages.

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

Based on management’s review of the portfolio, which considered these factors, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Other-than-temporary impairments:
Fixed maturities	-	(98)	-	(98)
Preferred stocks	-	(199)	-	(571)
	$-	$(297)	$-	$(669)

As of March 31, 2009, the Company had previously recognized a total of $436,000 and $199,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statements of Operations.  As a result of the adoption of FASB ASC 320 on April 1, 2009, the Company has determined that (a) the portion of the previously recorded losses on debt securities and preferred stocks evaluated as debt securities representing a credit loss is $535,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities and preferred stocks evaluated as debt securities related to all other factors is $99,000.  Since the adoption of FASB ASC 320, no additional other-than-temporary impairment losses were recorded and therefore the amount of the cumulative credit loss remains $535,000 at September 30, 2009.  No losses for other-than-temporary impairment were recognized in other comprehensive income in the three months or nine months ended September 30, 2009.

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

The Company had derivative instruments representing the value of the contingent payment due to Employers Direct Health (“EDH”) as of September 30, 2009 and December 31, 2008 (see Note 13 of Notes to Condensed Consolidated Financial Statements).

5.

Net Realized Investment Gains

Net realized investment gains for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net realized investment gains (losses):
Fixed maturities	$(27)	$-	$214	$(42)
Common stock	-	(93)	-	(10)
Preferred stock	-	-	20	12
Short-term investments	-	2	-	2
	(27)	(91)	234	(38)

Trading and other gains (losses)	-	118	-	152

Net realized investment gains	$(27)	$27	$234	$114

For the three months and nine months ended September 30, 2009, the Company recorded realized gross gains of $89,000 and $509,000, respectively, and gross losses of $116,000 and $275,000, respectively, on sales of available-for-sale securities.  For the three months and nine months ended September 30, 2008, the Company recorded realized gross gains of $83,000 and $213,000, respectively, and gross losses of $56,000 and $99,000, respectively, on sales of available-for-sale securities.  As of December 31, 2008, the Company no longer had any trading accounts.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008, respectively (in thousands):

	September 30, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$20,693	$-	$20,693
CMO - residential	-	3,458	1,688	5,146
CMO – commercial	-	-	240	240
States, municipalities and political subdivisions	-	10,278	-	10,278
U.S. Government	-	4,973	-	4,973
Government sponsored enterprise (GSE)	-	5,840	-	5,840
Agency mortgage-backed pass through
securities (MBS) - residential	-	5,642	-	5,642
Total fixed maturities	-	50,884	1,928	52,812

Equity securities available-for-sale:
Preferred stock with maturities	501	299	-	800
Preferred stock without maturities	2,439	-	-	2,439
Total equity securities	2,940	299	-	3,239

Total financial assets	$2,940	$51,183	$1,928	$56,051

FINANCIAL LIABILITIES:
Derivative liability	$-	$-	$-	$-

	December 31, 2008
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$21,785	$-	$21,785
CMO – residential	-	6,481	626	7,107
CMO – commercial	-	-	420	420
States, municipalities and political subdivisions	-	2,387	-	2,387
U.S. Government	-	5,112	-	5,112
Government sponsored enterprise (GSE)	-	2,850	-	2,850
Agency mortgage-backed pass through
securities (MBS) – residential	-	6,223	-	6,223
Total fixed maturities	-	44,838	1,046	45,884

Equity securities available-for-sale:
Preferred stock with maturities	383	294	-	677
Preferred stock without maturities	2,369	-	-	2,369
Total equity securities	2,752	294	-	3,046

Total financial assets	$2,752	$45,132	$1,046	$48,930

FINANCIAL LIABILITIES:
Derivative liability	$-	$205	$-	$205

Inputs for certain fixed maturity securities that were observable during 2008 were not observable at September 30, 2009 as a result of limited or inactive markets.  These securities were transferred out of Level 2 and into the Level 3 category during 2009.  No securities were sold or transferred out of the Level 3 category in 2009.  Changes in the carrying value of Level 3 financial assets and liabilities for the three months and nine months ended September 30, 2009 are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	CMOs			CMOs
	Residential	Commercial	Total	Residential	Commercial	Total

Balance, beginning of period	$1,685	$249	$1,934	$626	$420	$1,046

Transfers into Level 3	-	-	-	831	-	831
Repayments of fixed maturities	(77)	-	(77)	(142)	-	(142)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	80	(9)	71	373	(180)	193

Balance, end of period	$1,688	$240	$1,928	$1,688	$240	$1,928

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the nine months ended September 30, 2009 is as follows (in thousands):

Other Intangible
Assets

Balance at December 31, 2008	$3,256
Amortization expense	(587)
Balance at September 30, 2009	$2,669

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $327,000 and $203,000 for the three months ended September 30, 2009 and 2008, respectively, and $833,000 and $616,000 for the nine months ended September 30, 2009 and 2008, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed

Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

Net liabilities of $175,000 and $366,000 associated with discontinued operations at September 30, 2009 and December 31, 2008, respectively, represent estimated closure costs of Intellicom.  The Company believes the net liabilities for discontinued operations at September 30, 2009 adequately estimate the remaining costs associated with Intellicom discontinued operations.

10.

Share-Based Compensation

Total share-based compensation expense was $19,000 and $38,000 for the three months ended September 30, 2009 and 2008, respectively, and $80,000 and $104,000 for the nine months ended September 30, 2009 and 2008, respectively.  Related tax benefits of $7,000 and $13,000 were recognized for the three months ended September 30, 2009 and 2008, respectively, and $28,000 and $37,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2009:

	Outstanding	Exercisable

Number of options	384,400	362,816
Weighted average exercise price per share	$10.05	$10.12
Aggregate intrinsic value of options	$17,000	$17,000
Weighted average contractual term remaining	4.25 years	4.02 years

The Company’s stock option activity for the nine months ended September 30, 2009 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2008	419,817	$14.37

Forfeited	(4,000)	14.01
Expired	(31,417)	67.26

Balance, September 30, 2009	384,400	$10.05

Compensation expense of $14,000 and $31,000 was recognized for the three months ended September 30, 2009 and 2008, respectively, and $61,000 and $96,000 for the nine months ended September 30, 2009 and 2008, respectively, for the portion of the fair value of stock options vesting during that period.

As of September 30, 2009, there was approximately $72,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2009.  Restricted stock expense was $5,000 and $7,000, for the three months ended September 30, 2009 and 2008, respectively, and $19,000 and $8,000 for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarized restricted stock activity for the nine months ended September 30, 2009:

		Weighted
	No. of	Average
	Non-vested	Exercise
	Shares	Price

Balance, December 31, 2008	12,000	$6.92

Vested	(3,834)	6.92
Forfeited	(1,833)	6.92

Balance, September 30, 2009	6,333	$6.92

As of September 30, 2009, there was approximately $38,000 of total unrecognized compensation expense related to non-vested restricted stock which will be recognized over the remaining requisite service periods.

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

No losses for other-than-temporary impairments were recognized in other comprehensive income during the three months or nine months ended September 30, 2009.  The comprehensive income for the three months and nine months ended September 30, 2009 and 2008 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$401	$765	$2,534	$2,507
Net unrealized gains (losses) arising during
the period, net of tax	1,922	(1,515)	3,366	(2,084)
Comprehensive income (loss)	2,323	(750)	5,900	423
Comprehensive income attributable to
noncontrolling interests	(176)	(169)	(443)	(321)
Comprehensive income (loss) attributable to
American Independence Corp.	$2,147	$(919)	$5,457	$102

12.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At September 30, 2009, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $274,500,000 for federal income tax purposes which expire between 2019 and 2028.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending September 30, 2009 and December 31, 2008 are $11,536,000 and $12,584,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of the $11,536,000 in net deferred tax assets recorded at September 30, 2009.

13.

Marketing Agreement

In February 2006, Independence American entered into an agreement with EDH (“EDH Agreement”).  Under this agreement, EDH moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to, and has continued to write these products with, Independence American.  The employer-sponsored group major medical product is part of the Company’s fully insured line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to IHC in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  The payment of $2,500,000 is being amortized over the five year contract period.  As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the nine months ended September 30, 2009.  The IHC Stock is held by Independence American as collateral to satisfy EDH’s obligation under the profit/loss sharing agreement.

Derivative liability

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability.  Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company recorded a derivative liability (“EDH Derivative”) and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The intangible asset is being amortized over the five year contract period.  In accordance with the FASB ASC 815, Derivatives and Hedging, the EDH Derivative is evaluated each quarter and is recorded in the Condensed Consolidated Balance Sheet as a liability at fair value.  The corresponding changes in unrealized gains or losses are reported in other income (loss) in the Condensed Consolidated Statements of Operations.

The fair value of the Company’s liability derivative as of September 30, 2009 and December 31, 2008 is summarized as follows (in thousands):

	Liability Derivative
	September 30, 2009		December 31, 2008
	Balance		Balance
Derivatives Not Designated as Hedging	Sheet	Fair	Sheet	Fair
Instruments under FASB ASC 815	Location	Value	Location	Value
EDH Derivative	Derivative liability	$-	Derivative liability	$205
Total		$-		$205

As a result of an actuarial evaluation of certain performance thresholds of EDH’s block of business, the Company determined that such thresholds are not likely to be achieved.  Therefore, the fair value of the derivative liability representing the contingent payment to EDH was $0 as of September 30, 2009.

The gain recognized on the derivative for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

		Amount of Gain (Loss)
		Recognized in Income
		on Derivative
	Location of Gain or (Loss)	Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging	Recognized in Income on	September 30,		September 30,
Instruments under FASB ASC 815	Derivative	2009	2008	2009	2008
EDH Derivative	Other income	$77	$1,297	$205	$957
Total		$77	$1,297	$205	$957

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our marketing organizations, including our three medical stop-loss managing general underwriter subsidiaries (“our MGUs"), our two insurance and marketing agencies Independent Producers of America, LLC (“IPA”) and HealthInsurance.org, LLC (“HIO”), and our claims administration company, Excess Claims Administrators, Inc. (“ECA”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which currently owns 49.7% of AMIC's stock, and IHC's senior management has provided direction to us through service agreements between us and IHC.  As of September 30, 2009, the majority of Independence American’s revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health premiums and New York State short-term statutory disability benefit law (“DBL”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American also writes group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of September 30, 2009 was $43,567,000.

Managing General Underwriters

Risk Assessment Strategies, Inc. ("RAS"), which is headquartered near Hartford, Connecticut, markets and underwrites employer medical stop-loss and group life for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  RAS has 9 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  Marlton Risk Group LLC ("Marlton"), which is headquartered near Philadelphia, Pennsylvania, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Independence American and two other carriers.  Marlton has 17 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"), which is headquartered in Minneapolis, Minnesota, marketed and underwrote employer medical stop-loss, provider excess loss, HMO Reinsurance and ancillary products for Standard Security Life, Madison National Life, Independence American and another carrier.  During the third quarter of 2009, IndependenceCare ceased writing new business.  The Company has a 23% interest in Majestic Underwriters LLC ("Majestic"), an employer medical stop-loss MGU for Standard Security Life and another carrier.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 17 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.

Agencies

In the fourth quarter of 2008, the Company formed ECA to administer, adjudicate, and process claims and perform medical management services for our MGUs, Majestic and third parties.  These functions, which were previously performed by each MGU separately, were consolidated in order to generate cost savings through economies of scale and provide more uniform results among the MGUs.  ECA, which is headquartered near Philadelphia, Pennsylvania, has 12 employees.  The Company has a 51% interest in both HIO and IPA.  HIO, which is headquartered in Minneapolis, Minnesota, is an insurance and marketing agency through its well-established internet domain address: www.healthinsurance.org.  This domain generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  IPA, which is headquartered in Tampa, Florida, is a national, career agent marketing organization.  IPA operates under a controlled career agent distribution model in which independent producers sell products approved by IPA and AMIC.

The following is a summary of key performance information and events:

•

Net income per share was $.25, diluted, or $2.1 million for the nine months ended September 30, 2009, compared to net income per share of $.26, diluted, or $2.2 million for the nine months ended September 30, 2008.  Net income per share decreased to $.03, diluted, or $0.2 million for the three months ended September 30, 2009, compared to net income per share of $.07, diluted, or $0.6 million for the three months ended September 30, 2008.

•

The book value of the Company’s shareholders’ equity increased to $10.40 per share at September 30, 2009 compared to $9.75 per share at December 31, 2008.

•

Of the aggregate carrying value of the Company’s investment assets, approximately 92.0% was invested in investment grade fixed maturities, securities purchased under resale agreements, and cash and cash equivalents at September 30, 2009.  Also at such date, 97.5% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields (on an annualized basis) were 4.7% and 5.3% for the nine months ended September 30, 2009 and 2008, respectively.   The lower yield is due to an increase in more liquid assets which bear lower interest rates.

•

Premiums earned decreased 12% from $73.8 million for the nine months ended September 30, 2008 to $65.1 million for the nine months ended September 30, 2009, primarily due to lower assumed medical stop-loss premiums and lower group major medical premiums written.

•

The Company recorded improved loss ratios in both fully insured health and medical stop-loss for the nine months and three months ended September 30, 2009 despite the negative impact on the medical stop-loss ratios of an unexpected development relating to a prior treaty year.

•

For the nine months ended September 30, 2009 and 2008, Independence American wrote $7.7 million and $2.6 million of individual health business produced by our marketing organization IPA, respectively.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on our three lines of business for the three months and nine months ended September 30, 2009 and 2008, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Premiums Earned	$11,229	$12,996	$35,344	$41,949
Insurance Benefits Claims and Reserves	7,749	9,167	22,630	28,535
Expenses	3,270	3,881	11,206	13,083

Loss Ratio(A)	69.0%	70.5%	64.0%	68.0%
Expense Ratio (B)	29.1%	29.9%	31.7%	31.2%
Combined Ratio (C)	98.1%	100.4%	95.7%	99.2%

▪ Fully Insured Health	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Premiums Earned	$8,954	$10,052	$27,259	$29,341
Insurance Benefits Claims and Reserves	7,231	9,194	20,748	23,302
Expenses	2,197	2,004	6,310	7,009

Loss Ratio(A)	80.8%	91.5%	76.1%	79.4%
Expense Ratio (B)	24.5%	19.9%	23.1%	23.9%
Combined Ratio (C)	105.3%	111.4%	99.2%	103.3%

▪ DBL	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Premiums Earned	$804	$833	$2,460	$2,556
Insurance Benefits Claims and Reserves	434	425	1,423	1,419
Expenses	203	215	722	739

Loss Ratio(A)	54.0%	51.0%	57.8%	55.5%
Expense Ratio (B)	25.2%	25.8%	29.3%	28.9%
Combined Ratio (C)	79.2%	76.8%	87.1%	84.4%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

•

For the nine months ended September 30, 2009, our MGUs and Agencies generated revenues of $11.7 million compared to $10.8 million for the nine months ended September 30, 2008, an increase of 8%, primarily due to higher revenue at HIO and additional revenue at IPA and ECA, partially offset by lower revenue at our MGUs.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2008.  Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2008.  During the nine months ended September 30, 2009, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2008 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2009, Compared to the Three Months Ended September 30, 2008

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2009	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$11,229	17	527	7,749	3,233	37	$754
Fully Insured Health	8,954	60	157	7,231	2,072	125	(258)
DBL	804	-	19	434	203	-	186
Total Independence
American	20,987	77	703	15,414	5,509	162	682
MGU Subs and
Agencies	-	3,915	80	-	3,698	48	249
Corporate	-	-	-	-	363	-	(363)
Subtotal	$20,987	3,992	783	15,414	9,569	210	569

Net realized investment loss							(27)
Other-than-temporary impairment losses							-
Income before income taxes							542
Income taxes							(141)
Net income							401
Less: Net income attributable to the noncontrolling interest							(176)
Net income attributable to American Independence Corp.							$225

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2008	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$12,996	240	538	9,167	3,844	37	$726
Fully Insured Health	10,052	1,057	224	9,194	1,879	125	135
DBL	833	-	17	425	215	-	210
Total Independence
American	23,881	1,297	779	18,786	5,938	162	1,071
MGU Subs and
Agencies	-	4,095	52	-	3,467	62	618
Corporate	-	2	12	-	337	-	(323)
Subtotal	$23,881	5,394	843	18,786	9,742	224	1,366

Net realized investment gains							27
Other-than-temporary impairment losses							(297)
Income before income taxes							1,096
Income taxes							(331)
Net income							765
Less: Net income attributable to the noncontrolling interest							(169)
Net income attributable to American Independence Corp.							$596

Premiums Earned.  Premiums earned decreased 12%, or $2,894,000, to $20,987,000 for the three months ended September 30, 2009, compared to $23,881,000 for the three months ended September 30, 2008.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $11,229,000 and $12,996,000 for the three months ended September 30, 2009 and 2008, respectively.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($2,051,000), partially offset by an increase in medical stop-loss written by Independence American ($284,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, STM, dental, vision, and individual health were $8,954,000 and $10,052,000 for the three months ended September 30, 2009 and 2008, respectively.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($1,693,000) and a decrease in group major medical premiums assumed from IHC ($365,000), offset by an increase in individual health premiums written by Independence American ($825,000).  Premiums relating to DBL were $804,000 and $833,000 for the three months ended September 30, 2009 and 2008, respectively.  For the three months ended September 30, 2009, Independence American assumed 10% of IHC’s STM business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 23% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income decreased $124,000 to $3,968,000 for the three months ended September 30, 2009, compared to $4,092,000 for the three months ended September 30, 2008.  MGU fee income-administration decreased $542,000 to $1,376,000 for the three months ended September 30, 2009, compared to $1,918,000 for the three months ended September 30, 2008, as our MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission increased $171,000 to $248,000 for the three months ended September 30, 2009, compared to $77,000 for the three months ended September 30, 2008.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2009 are based on business written during portions of 2006, 2007 and 2008.  For the three months ended September 30, 2009, income from our Agencies consisted of commission income and other fees of $1,853,000 from IPA, revenue of $359,000 from HIO, and $132,000 of claims administration fees from ECA.  For the three months ended September 30, 2008, income from our Agencies consisted of commission income and other fees of $1,725,000 from IPA and revenue of $372,000 from HIO.  ECA commenced operations in the fourth quarter of 2008.

Net Investment Income.  Net investment income decreased $60,000 to $783,000 for the three months ended September 30, 2009, compared to $843,000 for the three months ended September 30, 2008.  The overall annualized investment yields were 4.9% for the three months ended September 30, 2009 and 5.4% for the comparable period in 2008.  The lower yield is due to an increase in more liquid assets which bear lower interest rates.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment loss of $27,000 for the three months ended September 30, 2009, compared to a gain of $27,000 for the three months ended September 30, 2008.  For the three months ended September 30, 2009 and 2008, the Company recorded a realized loss of $0 and $297,000, respectively, for other-than-temporary impairments.  The loss of $297,000 as of September 30, 2008 represents a loss on bonds and preferred stock that the Company determined to be other-than-temporary due to the severity of the decrease in market values and the length of time that these securities were in a loss position.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income was $24,000 for the three months ended September 30, 2009 compared to $1,302,000 for the three months ended September 30, 2008.  Included in the three months ended September 30, 2009 is income of $77,000 representing a decrease in the fair value of the derivative liability relating to the agreement with Employers Direct Health, Inc. (“EDH”) (see Note 13 of Notes to Condensed Consolidated Financial Statements).  Included in the three months ended September 30, 2008 is income of $1,297,000 representing a decrease in the fair value of the derivative liability relating to the agreement with EDH.  The unrealized gain for 2009 and 2008 reflects the lower probability of EDH business meeting target benchmarks.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 18%, or $3,372,000, to $15,414,000 for the three months ended September 30, 2009, compared to $18,786,000 for the three months ended September 30, 2008.  The decrease of $3,372,000 is primarily comprised of a decrease in direct fully insured of $2,029,000 due to lower premiums written and improved loss ratios in group major medical, slightly offset by higher premiums and higher loss ratios in individual health, and a decrease in assumed medical stop-loss of $1,277,000 due to lower earned premiums.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $173,000 to $9,569,000 for the three months ended September 30, 2009, compared to $9,742,000 for the three months ended September 30, 2008.  This decrease is primarily due to (i) a decrease in commission expense of $601,000 incurred by Independence American, which results, in large part, from a decrease in medical stop-loss premiums assumed and a decrease in group major medical premiums written, and (ii) lower expenses at IndependenceCare and Marlton of $240,000 and $196,000, respectively, primarily due to lower payroll expenses.  This was, offset by (i) an increase in underwriting expenses at Independence American of $396,000, due to costs associated with higher individual health premiums written, (ii) additional expenses at IPA of $204,000, and (iii) $290,000 expenses at ECA, which was formed in the fourth quarter of 2008.

Amortization and Depreciation.  Amortization and depreciation expense decreased $14,000 to $210,000 for the three months ended September 30, 2009, compared to $224,000 for the three months ended September 30, 2008.  The decrease in amortization is primarily due to the acquisition of 51% of IPA in 2008.

Income Taxes.  The provision for income taxes decreased $190,000 to $141,000, an effective rate of 38.5%, for the three months ended September 30, 2009, compared to $331,000, an effective rate of 35.7%, for the three months ended September 30, 2008.  Net income for the three months ended September 30, 2009 and 2008 includes a non-cash provision for federal income taxes of $115,000 and $317,000, respectively.  The state tax effective rate increased to 9.0% for the three months ended September 30, 2009, compared to 2.5% for the three months ended September 30, 2008.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will increase relative to an decrease in Independence American’s pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the noncontrolling interest.  The Company recorded net income attributable to the noncontrolling interest of $176,000 and $169,000 for the three months ended September 30, 2009 and 2008, respectively.  The net income for the three months ended September 30, 2009 and 2008 relates to the 49% noncontrolling interest in IPA and the 49% noncontrolling interest in HIO.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased 62% to $225,000, or $.03 per share, diluted, for the three months ended September 30, 2009, compared to $596,000, or $.07 per share, diluted, for the three months ended September 30, 2008.

Results of Operations for the Nine Months Ended September 30, 2009, Compared to the Nine Months Ended September 30, 2008

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2009	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$35,344	46	1,503	22,630	11,096	110	$3,057
Fully Insured Health	27,259	161	428	20,748	5,934	376	790
DBL	2,460	-	54	1,423	722	-	369
Total Independence
American	65,063	207	1,985	44,801	17,751	486	4,216
MGU Subs and
Agencies	-	11,406	275	-	11,200	143	338
Corporate	-	-	1	-	1,088	-	(1,087)
Subtotal	$65,063	11,613	2,261	44,801	30,039	629	3,468

Net realized investment gains							234
Other-than-temporary impairment losses							-
Income before income taxes							3,702
Income taxes							(1,168)
Net income							2,534
Less: Net income attributable to the noncontrolling interest							(443)
Net income attributable to American Independence Corp.							$2,091

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2008	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$41,949	177	1,635	28,535	12,973	110	$2,143
Fully Insured Health	29,341	780	635	23,302	6,633	376	445
DBL	2,556	-	55	1,419	739	-	453
Total Independence
American	73,846	957	2,325	53,256	20,345	486	3,041
MGU Subs and
Agencies	-	10,586	170	-	8,411	99	2,246
Corporate	-	4	81	-	1,079	-	(994)
Subtotal	$73,846	11,547	2,576	53,256	29,835	585	4,293

Net realized investment gains							114
Other-than-temporary impairment losses							(669)
Income before income taxes							3,738
Income taxes							(1,231)
Net income							2,507
Less: Net income attributable to the noncontrolling interest							(321)
Net income attributable to American Independence Corp.							$2,186

Premiums Earned.  Premiums earned decreased 12%, or $8,783,000 to $65,063,000 for the nine months ended September 30, 2009, compared to $73,846,000 for the nine months ended September 30, 2008.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $35,344,000 and $41,949,000 for the nine months ended September 30, 2009 and 2008, respectively.  This is due to a decrease in medical stop-loss premiums assumed by Independence American

($7,669,000), partially offset by an increase in medical stop-loss written by Independence American ($1,064,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, STM, dental, vision, and individual health were $27,259,000 and $29,341,000 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($4,238,000) and a decrease in group major medical premiums assumed from IHC ($578,000), offset by an increase in individual health premiums written by Independence American ($2,565,000).  Premiums relating to DBL were $2,460,000 and $2,556,000 for the nine months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009, Independence American assumed 10% of IHC’s STM business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 23% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income increased $831,000 to $11,406,000 for the nine months ended September 30, 2009, compared to $10,575,000 for the nine months ended September 30, 2008.  MGU fee income-administration decreased $1,752,000 to $4,247,000 for the nine months ended September 30, 2009, compared to $5,999,000 for the nine months ended September 30, 2008, as our MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission decreased $214,000 to $592,000 for the nine months ended September 30, 2009, compared to $806,000 for the nine months ended September 30, 2008 as a result of less favorable loss ratios experienced at certain of our MGUs.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2009 are based on business written during portions of 2006, 2007 and 2008.  For the nine months ended September 30, 2009, income from our Agencies consisted of commission income and other fees of $5,159,000 from IPA, revenue of $1,040,000 from HIO, and $368,000 of claims administration fees from ECA.  For the nine months ended September 30, 2008, income from our Agencies consisted of commission income and other fees of $3,112,000 from IPA and revenue of $658,000 from HIO.  ECA commenced operations in the fourth quarter of 2008.

Net Investment Income.  Net investment income decreased $315,000 to $2,261,000 for the nine months ended September 30, 2009, compared to $2,576,000 for the nine months ended September 30, 2008.  The overall annualized investment yields were 4.7% for the nine months ended September 30, 2009 and 5.3% for the comparable period in 2008.  The lower yield is due to an increase in more liquid assets which bear lower interest rates.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $234,000 for the nine months ended September 30, 2009, compared to a gain of $114,000 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009 and 2008, the Company recorded a realized loss of $0 and $669,000, respectively, for other-than-temporary impairments.  The loss of $669,000 as of September 30, 2008 represents a loss on bonds and preferred stock that the Company determined to be other-than-temporary due to the severity of the decrease in market values and the length of time that these securities were in a loss position.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income was $207,000 for the nine months ended September 30, 2009 compared to $972,000 for the nine months ended September 30, 2008.  Included in the nine months ended September 30, 2009 is income of $205,000 representing a decrease in the fair value of the derivative liability relating to the agreement with Employers Direct Health, Inc. (“EDH”) (see Note 13 of Notes to Condensed Consolidated Financial Statements).  Included in the nine months ended September 30, 2008 is income of $957,000 representing a decrease in the fair value of the derivative liability relating to the agreement with EDH.  The unrealized gain for 2009 reflects the lower probability of EDH business meeting target benchmarks.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 16%, or $8,455,000 to $44,801,000 for the nine months ended September 30, 2009, compared to $53,256,000 for the nine months ended September 30, 2008.  The decrease of $8,455,000 is primarily comprised of a decrease in assumed medical stop-loss of $5,957,000 and a decrease in direct fully insured of $2,661,000 due to lower premiums written and improved loss ratios in group major medical, slightly offset by higher premiums and higher loss ratios in individual health.

Selling, General and Administrative.  Selling, general and administrative expenses increased $204,000 to $30,039,000 for the nine months ended September 30, 2009, compared to $29,835,000 for the nine months ended September 30, 2008.  This increase is primarily due to (i) the additional expense at IPA of $2,852,000 which includes commissions and other general expenses of the agency, (ii) $838,000 at ECA, which was formed in the fourth quarter of 2008, and (iii) an increase in underwriting expenses at Independence American of $524,000 due to costs associated with higher individual health premiums written  This was offset by (i) lower commission expense of $2,734,000 incurred by Independence American primarily resulting from a decrease in premiums assumed in medical stop-loss business and group major medical premiums written, and (ii) lower expenses at IndependenceCare and Marlton of $668,000 and $568,000, respectively, primarily due to lower payroll expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $44,000 to $629,000 for the nine months ended September 30, 2009, compared to $585,000 for the nine months ended September 30, 2008.  The increase in amortization is primarily due to the acquisition of the remaining 20% interest in Marlton and the acquisition of 51% of IPA in 2008.

Income Taxes.  The provision for income taxes decreased $63,000 to $1,168,000, an effective rate of 35.8%, for the nine months ended September 30, 2009, compared to $1,231,000, an effective rate of 36.0%, for the nine months ended September 30, 2008.  Net income for the nine months ended September 30, 2009 and 2008 includes a non-cash provision for federal income taxes of $1,048,000 and $1,092,000, respectively.  The state tax effective rate decreased to 2.7% for the nine months ended September 30, 2009, compared to 3.0% for the nine months ended September 30, 2008.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American’s pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the noncontrolling interest.  The Company recorded net income attributable to the noncontrolling interest of $443,000 and $321,000 for the nine months ended September 30, 2009 and 2008, respectively.  The net income for the nine months ended September 30, 2009 relates to the 49% noncontrolling interest in IPA and the 49% noncontrolling interest in HIO.  The net income for the nine months ended September 30, 2008 relates to the 20% noncontrolling interest in Marlton (through March 31, 2008), the 49% noncontrolling interest in IPA, and the 49% noncontrolling interest in HIO.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased 4% to $2,091,000 or $.25 per share, diluted, for the nine months ended September 30, 2009, compared to $2,186,000, or $.26 per share, diluted, for the nine months ended September 30, 2008.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the nine months ended September 30, 2009, our MGUs and Agencies paid $900,000 in dividends to Corporate.

Cash Flows

As of September 30, 2009, the Company had $60,949,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $57,248,000 as of December 31, 2008.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2009 was $461,000.  Net cash used by investing activities of continuing operations for the nine months ended September 30, 2009 was $241,000.

As of September 30, 2009, the Company had $5,317,000 of restricted cash at our MGUs.  The amount at our MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $5,317,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by our MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by our MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at our MGUs, our MGUs are in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that our MGUs can access.  The cash is used by our MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables our MGUs to reimburse claims in a timely manner.

As of September 30, 2009, the Company had $30,040,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

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

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable insurance statutes and regulations which have been promulgated primarily for the protection of policyholders.  Of the aggregate carrying value of the Company's investment assets, approximately 92.0% was invested in investment grade fixed income securities, securities purchased under resale agreements, and cash and cash equivalents at September 30, 2009.  The Company's gross unrealized losses on available-for-sale securities totaled $1,577,000 at September 30, 2009.  Substantially all of these securities were investment grade.  The Company holds all fixed maturities and preferred stock as available-for-sale and accordingly marks all of its securities to market through accumulated other comprehensive income (loss).  The Company does not have any non-performing fixed maturities at September 30, 2009.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the nine months ended September 30, 2009 and 2008, the Company recorded a realized loss of $0 and $669,000, respectively, for other-than-temporary impairments.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2009 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$59	$-	$521	$144	$724
Equity securities	-	-	-	-	-

Total	$59	$-	$521	$144	$724

The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2009.  In 2009, the Company experienced a decrease in net unrealized losses of $3,267,000 net of the net cumulative effect adjustment of $99,000 for the adoption of recent investment accounting pronouncements, which increased stockholders' equity by $3,267,000 (reflecting net unrealized losses of $790,000 at September 30, 2009 compared to net unrealized losses of $4,057,000 at December 31, 2008).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

For the nine months ended September 30, 2009 and 2008, 66% and 70%, respectively, of Independence American’s premiums earned were derived from assumed reinsurance premiums.  Of the assumed reinsurance premiums, 70% were related to medical stop-loss business, 24% were related to fully insured health business, and 6% were related to DBL.  For the nine months ended September 30, 2009, Standard Security Life and Madison National Life ceded approximately 23% of their medical stop-loss business to Independence American.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers.  For the nine months ended September 30, 2009, Independence American received between 10% and 25% of the premium on these unaffiliated programs.  Production of medical stop-loss business has decreased at our MGUs through the first nine months of 2009 and our MGUs do not anticipate increasing their production for the reminder of 2009.  IHC has reported that its gross medical stop-loss premiums have dropped in the first nine months of 2009 and expects that trend to continue for the remaining three months of 2009.

Insured Premiums

For the nine months ended September 30, 2009 and 2008, 34% and 30%, respectively, of Independence American’s premiums earned were derived from premiums written as an issuing carrier.  Of the premiums for the period ended September 30, 2009, 23% were related to medical stop-loss business and 77% were related to group major medical, STM business, and major medical for individuals and families.  In 2007, Independence American began writing group major medical, medical stop-loss, and major medical plans for individuals and families.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.  We believe that this growth will accelerate as a result of Independence American, which is domiciled in Delaware and licensed to write property and/or casualty insurance in 49 states and the District of Columbia, achieving an A- (Excellent) rating from A.M. Best.

In February 2006, the Company entered into an agreement with EDH to move its block of fully insured health business, and medical stop-loss to, and begin writing these products for, Independence American.    Independence American will be the exclusive issuing carrier for business underwritten by this organization through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and EDH could be entitled to additional cash consideration (see Note 13 of Notes to Condensed Consolidated Financial Statements).

 In 2007, the Company entered into an agreement with IPA, a national career agent marketing organization, to begin marketing health plans to individuals and families utilizing Independence American as the carrier.  The program is administered by a wholly owned subsidiary of IHC.  AMIC purchased a 51% interest in IPA in April 2008.  IPA operates under a controlled career agent distribution model in which independent producers sell products approved by IPA and AMIC.  A majority of the business is written by Independence American, and the balance (including ancillary benefits) is written by other carriers, including those owned by IHC.  The Company believes that this acquisition significantly expands its ability to sell individual and limited medical plans to the self-employed as well as individuals and their families, which are rapidly expanding markets.

In October 2007, the Company acquired certain assets, including the domain name www.healthinsurance.org.  These assets were acquired by Healthinsurance.org, LLC, an indirect, 51%-owned subsidiary of the Company (“HIO”).  This acquisition gives the Company access to a well-established internet domain that generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  As a result of the acquisition, the Company has increased the number of daily leads through search engine optimization and cross-marketing with its related companies.  For example, HIO has produced more than 6,000 exclusive, live-team leads for IPA.  The Company and its affiliates plan to provide on-line enrollment tools through service agreements with leading health insurance distributors to market health insurance products of Independence American and other companies.  In the first nine months of 2009, approximately 170,000 quotes for health insurance were generated from www.healthinsurance.org, resulting in over 7,000 completed applications.

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

Defaults Upon Senior Securities

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.

Other Information

Not Applicable

Item 6.

Exhibits

18	Letter Regarding Change in Accounting Principles
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	November 9, 2009

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	November 9, 2009