Form 10-K
period 2009-12-31
AMERICAN INDEPENDENCE CORP
filed 2010-03-25
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOE THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

[   ] Yes

        [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes[X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [   ] Yes            [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [   ]      Accelerated filer [   ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes

        [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2009 was $19,407,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

Outstanding at March 25, 2010

Common Stock, $0.01 par value

8,506,489

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2010 annual meeting of stockholders to be held in June 2010 are incorporated by reference in response to Part III of this Report.

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

•

Limited Medical

•

Vision

•

Dental

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

We own controlling interests in two managing general underwriter subsidiaries: Marlton Risk Group LLC ("Marlton") and Risk Assessment Strategies, Inc. ("RAS").  Marlton and RAS are collectively referred to as "our MGUs."  AMIC also has a minority investment in Majestic Underwriters LLC ("Majestic").  During 2009, AMIC owed another managing general underwriter, IndependenceCare Underwriting Services – Minneapolis , L.L.C. ("IndependenceCare"), which was liquidated prior the end of the year.  Our MGUs are responsible for marketing, underwriting, billing and collecting premiums, and, through an affiliate, administering and processing claims and medical management. In the fourth quarter of 2008, the Company formed Excess Claims Administrators, Inc. (“ECA”) to administer, adjudicate, and process claims and perform medical management services for our MGUs, Majestic and third parties.  These functions, which were previously performed by each MGU separately, were consolidated in order to generate cost savings through economies of scale and provide more uniform results among the MGUs.

Marlton, which is headquartered near Philadelphia, Pennsylvania, markets and underwrites employer medical stop-loss and group life for Standard Security Life Insurance Company of New York ("Standard Security Life"), Independence American and two other carriers. RAS, which is headquartered near Hartford, Connecticut, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and one other carrier.  Standard Security Life and Madison National Life are wholly owned, indirect subsidiaries of Independence Holding Company.  Independence Holding Company and its subsidiaries including Standard Security Life and Madison National Life are collectively referred to as "IHC". IHC owned 49.7% of AMIC’s outstanding stock as of December 31, 2009.  In March 2010, IHC acquired control of AMIC through the purchase of additional shares of common stock in the open market.  AMIC also has a 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency, and a 51% ownership in Independent Producers of America, LLC (“IPA”), a national, career agent marketing organization.  HIO, IPA, and ECA are collectively referred to as “our Agencies”.

In 2007, Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical primarily through two distribution sources.  Given its A- (Excellent) rating from A.M. Best, in 2008, Independence American began to expand the distribution of its medical stop-loss products and major medical plans for individuals and families, although its overall premiums decreased primarily as a result of reduced reinsurance premiums from IHC’s smaller block of business.  In 2010, Independence American expects to continue to expand the distribution, as a direct writer, of these products, but expects its reinsurance premiums to decline.

In addition, AMIC expects that the number of insurance leads produced by HIO will continue to grow and that the revenue from HIO will continue to accelerate.  When AMIC acquired 51% of HIO in November, 2007 it was producing approximately 20,000 unique visitors per month and generating $30,000 of gross revenue.  By December 2009, HIO was producing nearly 80,000 unique visitors and generating $170,000 of gross revenue.

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

Standard Security Life, Madison National Life and Independence American market employer medical stop-loss insurance nationally through a network of managing general underwriters ("MGUs"), which are non-salaried contractors that receive administrative fees. As of December 31, 2009, Standard Security Life marketed this product through six MGUs, including, RAS, Marlton and Majestic.  As of December 31, 2009, Madison National Life marketed this product through two MGUs.  As of December 31, 2009, Independence American marketed this product through two MGUs.  MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by Standard Security Life, Madison National Life and Independence American, billing and collecting premiums from the employers, paying commissions to agents, and third-party administrators ("TPAs") and/or brokers.  Standard Security Life, Madison National Life and Independence American are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves.

In 2009, Independence American reinsured managed care excess coverages, including provider excess loss insurance and HMO Reinsurance.  Providers, MCOs, hospital groups, physician groups and individual practice associations that have assumed risk (through capitation by an HMO or otherwise) and desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation have purchased provider excess loss insurance.  Independence American has also reinsured HMO Reinsurance coverage written by Standard Security Life.  This coverage protects HMOs against excess losses incurred under an HMO health plan and is marketed to HMOs that desire to reduce their risk assumption and/or are required to purchase coverage by contract or regulation.  The market for these products has shrunk in recent years and we do not expect to write any new business in 2010.

Independence American has employer medical stop-loss policies approved in the vast majority of states.  Independence American wrote employer medical stop-loss business through two distribution sources in 2009 (see Note 20 of Notes to Consolidated Financial Statements) and may seek additional distribution outlets in 2010.

Fully Insured Health

During 2009, Independence American reinsured 9% of fully insured health business written by Standard Security Life and Madison National Life, including consumer-driven health plans ("CDHPs").  This group major medical business, generally written through agents and brokers that receive commissions, is fully insured major medical coverage designed to work with health reimbursement accounts ("HRA") and health savings accounts ("HSA") which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as preferred provider organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment. In 2009, Independence American wrote approximately $16.5 million of this business and retained 100% of the risk, subject to a contractual undertaking by the producer of this business to share in 35% of all profits and losses. Independence American expects the premium from this line of business to be relatively flat in 2010.  In 2009, Independence American wrote approximately $10.9 million of health plans for individual and families through IPA and ceded 50% to a third-party reinsurer.  AMIC anticipates growth in this line of business in 2010 both through this production source and modest growth in assumed reinsurance premiums derived from health plans for individual and families written by Standard Security Life and Madison National Life.  Short-term medical business, which is primarily written through agents and brokers that receive commissions, is designed specifically for people with short-term needs for health coverage.  Independence American is licensed to write this product in the vast majority of states, and will continue to seek alternative distribution channels that would give it an opportunity to write this business on its paper.  During 2009, Independence American reinsured 10% of the short-term medical business written by Standard Security Life and Madison National Life.  Independence American expects this premium to be relatively flat in 2010.

Short-term Statutory Disability

Independence American reinsures 20% of Standard Security Life's short-term statutory disability benefit product in New York State ("DBL").  All companies with more than one employee in New York State are required to provide DBL insurance for their employees.  DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability.  Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  The DBL business is marketed primarily through independent general agents.  Independence American expects the reinsurance premium from this line of business to remain steady in 2010.

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

During 2009, 66% of Independence American’s premiums earned were derived from assumed reinsurance premiums, compared to 69% in 2008.  In 2009, 70% of this premium was related to medical stop-loss business, 24% was related to fully insured health business, and 6% was related to DBL.  Of the medical stop-loss premiums, 75% was generated from pro rata reinsurance treaties with Standard Security Life and Madison National Life pursuant to which they cede, at treaty renewals, at least 15% (and may cede up to 30%) of their gross medical stop-loss premiums written to Independence American.  For 2009, Standard Security Life and Madison National Life ceded, on average, approximately 23% of their medical stop-loss business to Independence American.  The reinsurance treaties between Independence American and Standard Security Life and Independence American and Madison National Life terminate December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life, which is domiciled in New York, is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin, is licensed to sell insurance products in 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands, and is an accredited reinsurer in New York.  Both companies are rated A- (Excellent) by A.M. Best.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers on ten other programs.  For 2009, Independence American received between 11% and 25% of the premium on these unaffiliated programs.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.

Federal Net Operating Loss Carryforwards

At December 31, 2009, AMIC had consolidated net operating loss (“NOL”) carryforwards of approximately $275 million for federal income tax purposes.  Some or all of the NOL carryforwards may be available to offset, for federal income tax purposes, the future taxable income, if any, of AMIC as described in more detail in Note 15 of the Notes to Consolidated Financial Statements.  The Internal Revenue Service ("IRS") has not audited any of AMIC's tax returns for any of the years during the carryforward period, including those returns for the years in which the losses giving rise to the NOL carryforward were reported.

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

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's board of directors.  As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents.  At December 31, 2009, 97.5% of the fixed maturities were investment grade.  The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk−based capital. The risk−based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention.  The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital.  Companies that do not meet certain minimum standards require specified corrective action.  At December 31, 2009, Independence American's total adjusted capital was significantly in excess of the authorized control level risk−based capital.

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

Employees

The Company and its subsidiaries, collectively, had 57 employees as of December 31, 2009.

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

Federal health care reform legislation may adversely affect our business, cash flows, financial condition and results of operations.

The Patient Protection and Affordable Care Act (the “Reform Act”) was recently signed into law by President Obama.  The Reform Act and its anticipated amendments contain many provisions that, depending on their implementation by various administrative agencies and regulatory bodies (including the U.S. Department of Health & Human Services, the Internal Revenue Service, the National Association of Insurance Commissioners, and state insurance departments, among others) could have a material, adverse effect on our business, cash flows, financial condition and/or results of operations.  These provisions include the following:

•

A special assessment on health insurance providers.

•

An excise tax on high cost employer-provided health coverage.

•

Health care exchanges to facilitate uninsured individuals’ access to health care coverage from private companies.

•

Elimination of certain caps on health care coverage.

•

The requirement that all citizens must carry health insurance or be subject to a penalty.

•

New regulations for health plan operations that greatly limit the ability of health plans to accurately price risk, require health plans to pay a certain percentage of every premium dollar as a medical claim and reduce the variety of product offerings.

•

Guaranteed coverage for individuals with pre-existing medical conditions.

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

In particular, at December 31, 2009, fixed maturities represented $49.6 million or 86% of our total investments of $57.6 million.  The fair market value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.  For mortgage−backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2009, approximately 97.5% of the fixed maturities were investment grade, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

We review our investment securities regularly and determine whether other-than-temporary impairments have occurred.  For fixed maturities, if a decline in fair value is judged by management to be other-than-temporary, and we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery of the security’s amortized cost, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and our intent to sell, or be required to sell, the debt security before the anticipated recovery of our remaining amortized cost basis. Therefore, changes in facts and circumstances and critical assumptions could result in management’s decision that further impairments have occurred. This could lead to additional losses on investments, particularly those that management has the intent and ability to hold until recovery in value occurs.

Our earnings could be materially affected by an impairment of goodwill.

Goodwill represented $23.6 million of our $134.4 million in total assets as of December 31, 2009.  We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Changes in state regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.

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

Our industry is highly competitive and has experienced severe price competition from time to time over the last several years.  We face competition from domestic and international insurance and reinsurance companies, from underwriting agencies, and from diversified financial services companies that are much larger than we are.  Some of these competitors have greater financial, marketing and other resources, have been operating longer than we have and have established long-term and continuing business relationships through the industry, which can be a significant competitive advantage.  In addition to competition in the operation of its business, we face competition from a variety of sources in attracting and retaining qualified employees.  We cannot assure you that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets and compete effectively in the future.  If we fail to do so, our business could be materially adversely affected.

The occurrence of various events may adversely affect our ability to utilize fully our NOL carryforwards.

We have U.S. federal NOL carryforwards of approximately $275 million, which may be used against any profits from our business.  However, events outside of our or IHC’s control, such as certain acquisitions and dispositions of our common stock, may limit the use of all or a portion of our NOL carryforwards.  If such events were to occur, our expectation of using our NOL carryforwards against potential profits would not be realized and we could potentially have a higher tax liability in the future than we would otherwise have had.  As the NOL carryforwards are utilized by AMIC, the amount of our NOL carryforwards could be reduced upon audit by the IRS for those tax years open for assessment under the statute of limitations.

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

Failure to protect our policyholders’ confidential information and privacy could adversely affect our business.

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

Certain of our business arrangements are terminable by other parties.

Independence American currently reinsures 20% of Standard Security Life’s short-term statutory disability benefit product, but Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Standard Security Life and Madison National Life also ceded approximately 9% of the majority of their fully insured health business to Independence American.  Standard Security Life and Madison National Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  Standard Security Life and Madison National Life ceded approximately 23%, on average, of their medical stop-loss business to Independence American in 2009, however, they are not contractually obligated to cede amounts in excess of 15%.  Our MGUs are the largest producers of medical stop-loss business for IHC, controlling a majority of this premium in 2009.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

IndependenceCare leases 4,200 square feet of office space in Minneapolis, Minnesota, which expires on May 31, 2011.  RAS leases 4,200 square feet of office space in South Windsor, Connecticut, which expires on February 28, 2014.  Marlton leases 3,600 square feet of office space in Voorhees, New Jersey, which expires on January 31, 2011.  ECA leases 2,400 square feet of office space in Voorhees, New Jersey, which expires on January 31, 2011.

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

(Removed and Reserved)

PART II

Item 5.

 Market for the Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

Since November 15, 2002, American Independence Corp. (“AMIC or the “Company”) common stock has been listed and traded on the NASDAQ Stock Market ("NASDAQ") under the symbol "AMIC".

Quarter Ended:	High	Low
December 31, 2009	$5.20	$4.10
September 30, 2009	$5.25	$3.89
June 30, 2009	$4.78	$3.30
March 31, 2009	$4.17	$2.60

Quarter Ended:	High	Low
December 31, 2008	$6.79	$2.01
September 30, 2008	$6.96	$5.69
June 30, 2008	$8.22	$6.19
March 31, 2008	$9.25	$7.02

Holders of Record

At February 23, 2010, there were 123 record holders of the Company's common stock.  The closing price for the Company's common stock at December 31, 2009 was $4.55.

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

Dividends

The Company does not have any legal restriction on paying dividends, and no dividend on the Company’s stock was declared during 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the quarter ended December 31, 2009.

Item 6.

Selected Financial Data

Not applicable

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our marketing organizations, including our three medical stop-loss managing general underwriter subsidiaries (“our MGUs"), our two insurance and marketing agencies IPA and HIO, and our claims administration company, ECA.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 49.7% of AMIC's stock as of December 31, 2009.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of additional shares of common stock in the open market.  IHC's senior management has provided direction to us through service agreements between us and IHC.  In 2009, Independence American’s primary source of revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and short-term statutory disability benefit product in New York State ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, and added dental in 2009.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its medical stop-loss products, and slightly increase the business written on its paper, especially major medical plans for individuals and families.

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

The following is a summary of key performance information and events:

	Year Ended
	December 31,
	2009	2008

Revenues	$104,247	$113,312
Expenses	99,609	111,170
Income from continuing operations, before income tax	4,638	2,142
Provision for income taxes	1,472	631
Income from continuing operations	3,166	1,511
Loss on disposition of discontinued operations, net of tax	-	(75)
Net income	3,166	1,436
Less: Net income attributable to the non-controlling interest	(554)	(471)
Net income attributable to American Independence Corp.	$2,612	$965

•

Net income per share increased to $.31 per share, diluted, or $2.6 million, for the year ended December 31, 2009, compared to $.11 per share, diluted, or $1.0 million for the year ended December 31, 2008.

•

The book value of the Company’s stockholders’ equity increased to $10.46 per share at December 31, 2009 compared to $9.75 per share at December 31, 2008.

•

At December 31, 2009, 97.5% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 4.6% and 5.3% for the years ended December 31, 2009 and 2008, respectively.  The lower yield is due to an increase in more liquid assets which bear lower interest rates.

•

Premiums earned decreased 12% to $85.5 million for the year ended December 31, 2009 from $97.0 million for the year ended December 31, 2008, primarily due to lower assumed medical stop-loss premiums and lower group major medical premiums written.

•

The Company recorded improved loss ratios in both fully insured health and medical stop-loss for the year ended December 31, 2009.

•

For the years ended December 31, 2009 and 2008, Independence American wrote $10.9 million and $4.3 million, respectively, of individual health business produced by our marketing organization IPA.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on our three lines of business for the years ended December 31, 2009 and 2008 are as follows (in thousands):

▪ Medical Stop-Loss	2009	2008

Premiums Earned	$46,378	$54,574
Insurance Benefits Claims and Reserves	30,937	37,838
Expenses	14,333	17,105

Loss Ratio(A)	66.7%	69.3%
Expense Ratio (B)	30.9%	31.3%
Combined Ratio (C)	97.6%	100.6%

▪ Fully Insured Health	2009	2008

Premiums Earned	$35,834	$38,975
Insurance Benefits Claims and Reserves	26,823	30,370
Expenses	8,220	8,932

Loss Ratio(A)	74.9%	77.9%
Expense Ratio (B)	22.9%	22.9%
Combined Ratio (C)	97.8%	100.8%

▪ DBL	2009	2008

Premiums Earned	$3,303	$3,435
Insurance Benefits Claims and Reserves	1,898	1,906
Expenses	999	999

Loss Ratio(A)	57.5%	55.5%
Expense Ratio (B)	30.2%	29.1%
Combined Ratio (C)	87.7%	84.6%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

•

In 2009, our MGUs wrote an aggregate of $54.8 million of annualized gross premium compared to $73.3 million in 2008.  This reduction in premiums was due, in part, to planned pricing increases, stricter underwriting guidelines, the continuing generally "soft" market, and liquidation of IndependenceCare.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's significant accounting policies and practices is provided in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements and this Management's Discussion and Analysis.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2009. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2006, 2007 and 2008 underwriting years that increased (decreased) by 9.7, (1.4), and (2.2) Loss Ratio points, respectively.  While the Company believes that larger variations are possible, based on the Company’s experience to date, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for 2009 at December 31, 2009.  The impact of these reasonably likely changes at December 31, 2009, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $1.0 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2009 Consolidated Statements of Operations.

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

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2009, Independence American derived most of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life, Madison National Life and Independence American have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For each of the twelve months ended December 31, 2009 and 2008, Standard Security Life and Madison National Life ceded an average of approximately 23% of their medical stop-loss business to Independence American. Independence American reinsures 20% of Standard Security Life’s DBL business.  Standard Security Life and Madison National Life also ceded approximately 9% of the majority of their fully insured health business to Independence American.  In addition, in 2009, Independence American ceded 40% of its short-term medical and 50% of its major medical for individuals and families business to unaffiliated reinsurers.

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

The Company has net operating loss carryforwards for federal income tax purposes available to reduce future income subject to income taxes.  The net operating loss carryforwards expire between 2019 and 2029.

U.S. Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code.

Investments

The Company has classified all of its investments as available-for-sale securities.  These investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities.  Fixed maturities and equity securities available-for-sale totaled $55.1 million and $48.9 million at December 31, 2009 and 2008, respectively.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

Fair value is determined using quoted market prices when available. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets. When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information. Further, we retain independent pricing vendors to assist in valuing certain instruments.

Declines in value of securities available-for-sale that are judged to be other-than-temporary are determined based on the specific identification method.  The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred.  For fixed maturities, if a decline in fair value is judged by management to be other-than-temporary, and the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent and ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations. For the purpose of other-than-temporary impairment evaluations, preferred stocks are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  If the fair value of a reporting unit is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2009 or 2008.  If the Company experiences a sustained decline in its results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2009, compared to the Year Ended December 31, 2008

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2009	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$46,378	46	1,942	30,937	14,186	147	$3,096
Fully Insured Health	35,834	162	548	26,823	7,719	501	1,501
DBL	3,303	-	72	1,898	999	-	478
Total Independence
American	85,515	208	2,562	59,658	22,904	648	5,075
MGU Subs and
Agencies	-	15,324	361	-	14,768	194	723
Corporate	-	1	1	-	1,437	-	(1,435)
Subtotal	$85,515	15,533	2,924	59,658	39,109	842	4,363

Net realized investment gains							275
Other-than-temporary impairment losses							-
Income before income taxes							4,638
Income taxes							(1,472)
Net income							3,166
Less: Net income attributable to the non-controlling interest							(554)
Net income attributable to American Independence Corp.							$2,612

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2008	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$54,574	197	2,273	37,838	16,958	147	$2,101
Fully Insured Health	38,975	846	715	30,370	8,430	502	1,234
DBL	3,435	-	76	1,906	999	-	606
Total Independence
American	96,984	1,043	3,064	70,114	26,387	649	3,941
MGU Subs and
Agencies	-	14,534	436	-	12,448	144	2,378
Corporate	-	70	83	-	1,428	-	(1,275)
Subtotal	$96,984	15,647	3,583	70,114	40,263	793	5,044

Net realized investment losses							(1,896)
Other-than-temporary impairment losses							(1,006)
Income before income taxes							2,142
Income taxes							(631)
Income from continuing operations							1,511
Loss on disposition of discontinued operations, net of tax							(75)
Net income							1,436
Less: Net income attributable to the non-controlling interest							(471)
Net income attributable to American Independence Corp.							$965

Premiums Earned.  Premiums earned decreased 12%, or $11,469,000 to $85,515,000 for 2009, compared to $96,984,000 for 2008.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $46,378,000 and $54,574,000 for 2009 and 2008, respectively.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($9,443,000), partially offset by an increase in medical stop-loss written by Independence American ($1,247,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, and individual health were $35,834,000 and $38,975,000 for 2009 and 2008, respectively.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($5,888,000) and a decrease in group major medical premiums assumed from IHC ($862,000), offset by an increase in individual health premiums written by Independence American ($3,306,000).  Premiums relating to DBL were $3,303,000 and $3,435,000 for 2009 and 2008, respectively.  For 2009, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 23% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income increased $792,000 to $15,331,000 for 2009, compared to $14,539,000 for 2008.  MGU fee income-administration decreased $2,236,000 to $5,586,000 for 2009, compared to $7,822,000 for 2008, as our MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission decreased $15,000 to $1,021,000 for 2009, compared to $1,036,000 for 2008.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2009 are based on business written during portions of 2006, 2007 and 2008.  In 2009, income from our Agencies consisted of commission income and other fees of $6,763,000 from IPA, revenue of $1,455,000 from HIO, and $506,000 of claims administration fees from ECA.  In 2008, income from our Agencies consisted of commission income and other fees of $4,716,000 from IPA and revenue of $965,000 from HIO.

Net Investment Income.  Net investment income decreased $659,000 to $2,924,000 for 2009, compared to $3,583,000 for 2008.  The investment yields were 4.6% 2009 and 5.3% for 2008.  The lower yield is due to an increase in more liquid assets which bear lower interest rates.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $275,000 for 2009, compared to a loss of $1,896,000 for 2008.  For 2009 and 2008, the Company recorded a realized loss of $0 and $1,006,000, respectively, for other-than-temporary impairments.  The loss of $1,006,000 as of December 31, 2008 represents a loss on bonds and preferred stock that the Company determined to be other-than-temporary due to the severity of the decrease in market values and the length of time that these securities were in a loss position.  Also, in the fourth quarter of 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer that managed a trading account of the Company.  Accordingly, the Company recorded a $2,006,000 loss, net of expected recoveries, in the fourth quarter of 2008 relating to assets invested with this broker-dealer.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income was $202,000 for 2009 compared to $1,108,000 for 2008.  Included in 2009 is income of $205,000 representing a decrease in the fair value of the derivative liability relating to the agreement with Employers Direct Health, Inc. (“EDH”) (see Note 20 of Notes to Consolidated Financial Statements).  Included in 2008 is income of $1,043,000 representing a decrease in the fair value of the derivative liability relating to the agreement with EDH.  The unrealized gain for 2009 and 2008 reflects the lower probability of EDH business meeting target benchmarks.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 15%, or $10,456,000 to $59,658,000 for 2009, compared to $70,114,000 for 2008.  The decrease of $10,456,000 is primarily comprised of a decrease in assumed medical stop-loss of $6,892,000 and a decrease in direct fully insured of $3,533,000 due to lower premiums written and improved loss ratios in group major medical, slightly offset by higher premiums and higher loss ratios in individual health.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $1,154,000 to $39,109,000 for 2009, compared to $40,263,000 for 2008.  This decrease is primarily due to (i) lower commission expense of $4,022,000 incurred by Independence American primarily resulting from a decrease in premiums assumed in medical stop-loss business and group major medical premiums written, and (ii) lower expenses at IndependenceCare and Marlton of $1,022,000 and $608,000, respectively, primarily due to lower payroll expenses. This was offset by (i) the additional expense at IPA of $3,157,000 which includes commissions and other general expenses of the agency, (ii) $934,000 at ECA, which was formed in the fourth quarter of 2008, and (iii) an increase in underwriting expenses at Independence American of $540,000 due to costs associated with higher individual health premiums written.

Amortization and Depreciation.  Amortization and depreciation expense increased $49,000 to $842,000 for 2009, compared to $793,000 for 2008.  The increase in amortization is primarily due to the acquisition of 51% of IPA in 2008.

Income Taxes.  The provision for income taxes increased $841,000 to $1,472,000, an effective rate of 36.0%, for 2009, compared to $631,000, an effective rate of 37.8%, for 2008.  Net income for 2009 and 2008 includes a non-cash provision for federal income taxes of $1,311,000 and $497,000, respectively.  The state tax effective rate decreased to 3.1% for 2009, compared to 8.1% for 2008.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American’s pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Gain (loss) on Discontinued Operations.  Loss on discontinued operations, net of tax was $0 for 2009, compared to $75,000 for 2008.  The loss of $75,000 in 2008 was due to the loss of rental income associated with the sublease of a property located in Livermore, California, and a re-estimation of expected expenses related to the lease (see Note 11 of Notes to Consolidated Financial Statements).

Net Income attributable to the non-controlling interest.  The Company recorded net income attributable to the non-controlling interest of $554,000 and $471,000 for 2009 and 2008, respectively.  The net income for 2009 relates to the 49% non-controlling interest in IPA and the 49% non-controlling interest in HIO.  The net income for 2008 relates to the 20% non-controlling interest in Marlton (through March 31, 2008), the 49% non-controlling interest in IPA, and the 49% non-controlling interest in HIO.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased 171% to $2,612,000 or $.31 per share, diluted, for 2009, compared to $965,000, or $.11 per share, diluted, for 2008.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the twelve months ended December 31, 2009, our MGUs and Agencies paid $1,785,000 in dividends to Corporate.

Cash Flows

As of December 31, 2009, the Company had $60,894,000 of cash, cash equivalents, and investments net of amounts due to/from brokers compared with $57,248,000 as of December 31, 2008.

Net cash provided by operating activities of continuing operations for the year ended December 31, 2009 was $520,000.

Net cash used by investing activities of continuing operations for the year ended December 31, 2009 was $588,000.

At December 31, 2009, the Company had $5,521,000 of restricted cash at our MGUs.  The amount at our MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $5,521,000. This asset, in part, represents the premium that is remitted by the insureds and is collected by our MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by our MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each of our MGUs with a corresponding payable to each insurance carrier.  In addition to the premium being held at our MGUs, our MGUs are in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that our MGUs can access.  The cash is used by our MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables our MGUs to reimburse claims in a timely manner.

At December 31, 2009, the Company had $29,286,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $3,974,000 to $56,821,000 at December 31, 2009 from $52,847,000 at December 31, 2008, primarily due to a decrease in unrealized losses due to a recovery of fixed income securities in the financial markets.  The $6,041,000 increase in total stockholders' equity is primarily due to a decrease of $3,231,000 in unrealized losses and net income of $2,612,000 generated during 2009.

The Company had receivables from reinsurers of $11,011,000 at December 31, 2009.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at December 31, 2009.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $1,563,000 at December 31, 2009, approximately 97.5% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2009, approximately 2.5% (or $1,249,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The increase in non-investment grade securities is primarily due to the downgrades in credit ratings of certain Alt-A mortgage securities.  The Company does not have any non-performing fixed maturity investments at December 31, 2009.

At December 31, 2009, the Company had $1,627,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 53.9% were in CMOs that originated in 2005 or earlier and 46.1% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages. The unrealized losses for the equity securities was primarily due to wider spreads from preferred stocks issued by financial institutions following the disruption in credit markets since the time of their acquisition. Some of these financial institutions have exposure to sub-prime mortgages.

Approximately 1.8% of fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies.  The purpose of this insurance is to increase the credit quality of the fixed maturities and their credit ratings.  If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the fixed maturities were uninsured.  The following table summarizes the credit quality of our fixed maturity portfolio as rated, and as rated if the fixed maturities were uninsured, at December 31, 2009:

Bond Ratings	As Rated%	If Uninsured %

AAA	60.5%	60.5%
AA	15.7%	15.7%
A	14.7%	14.1%
BBB	6.6%	7.1%

Total Investment Grade	97.5%	97.4%

BB or lower	2.5%	2.6%

Total Fixed Maturities	100%	100%

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

The Company reviews its investments regularly and monitors its investments continually for impairments as discussed in Note 2 (J) (vi) of the Notes to Consolidated Financial Statements.  For 2009 and 2008, the Company recorded a realized loss of $0 and $1,006,000, respectively, for other-than-temporary impairments.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2009 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$47	$-	$582	$629
Equity securities	-	-	-	-	-

Total	$-	$47	$-	$582	$629

The unrealized losses on all remaining available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2009.  In 2009, the Company experienced a decrease in net unrealized losses of $3,231,000 net of the net cumulative effect adjustment of $99,000 for the adoption of recent investment accounting pronouncements, which increased stockholders' equity by $3,231,000 (reflecting net unrealized losses of $826,000 at December 31, 2009 compared to net unrealized losses of $4,057,000 at December 31, 2008).  From time to time, as warranted, the

Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

Goodwill

Goodwill represents the excess of the amount we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition.  The Company tests goodwill for impairment at least annually and between annual tests if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is considered impaired when the carrying amount of goodwill exceeds its implied fair value.

The Company performed its annual test at December 31, 2009 and determined that goodwill was not impaired.  No impairment charge was required for 2009 as fair value exceeded carrying value by more than 20%.  Any impairment write-down of goodwill would be charged to expense.  See Note 3 of Notes to Consolidated Financial Statements.

In determining the fair value of each reporting unit, we used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we made assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit.

Management uses a significant amount of judgment in estimating the fair value of the Company’s reporting units.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  As a result of the global economic crisis that began in 2008, we experienced a significant decline in our stock price. Due to this significant decline, our market capitalization as of December 31, 2009 and 2008 was significantly below the sum of our reporting units’ fair values. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

Since its acquisition by AMIC in 2002, Independence American’s primary source of revenue has been reinsurance premiums.  We are beginning to become less dependent on reinsurance premiums as we increased the amount of business written by Independence American.  During 2009, Independence American wrote group major medical, medical stop-loss, major medical plans for individuals and families, a small amount of short-term medical and dental. Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its products.  In late 2008, Independence American appointed a second MGU, which increased the amount of medical stop-loss business written by Independence American in 2009.  We continue to seek additional production sources.  With respect to major medical plans for individuals and families, the acquisition of a controlling interest in IPA in 2008, meaningfully increased the amount of this line of business written by Independence American in 2009.

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

Percentage of Business Ceded

In 2010 and beyond, the percentage of medical stop-loss ceded to Independence American will depend on how much IHC determines it has available to reinsure and Independence American’s desire to reinsure IHC’s business.  Since the percentage being ceded is now well in excess of the contractual minimum, there is no guarantee that IHC will continue to increase the percentage of business ceded to Independence American or, in fact, cede in excess of 15%.  However, our MGUs are significant producers of medical stop-loss business for IHC.

Independence American reinsures 20% of Standard Security Life’s DBL product.  Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Standard Security Life and Madison National Life ceded approximately 9% of their fully insured health business to Independence American.  Standard Security Life and Madison National Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  The Company does not expect the percentage ceded to it from IHC will change significantly in the next twelve months.

If Independence American, Standard Security Life, and Madison National Life had agreed to increase the average percentage ceded to Independence American by 1% (from approximately 23% ceded for the twelve months ended December 31, 2009) and Standard Security Life’s and Madison National Life’s gross written premium had remained unchanged, Independence American’s premium would have increased by approximately $1.3 million, which is approximately 1.5% of total net premiums earned for the year ended December 31, 2009.  That increase in premium, however, would not have flowed directly to pre-tax operating income because of corresponding changes in insurance benefits, claims and reserves and other expenses attributable to the increase in premiums.

Amount of Premiums Written

The gross medical stop-loss premiums written by IHC decreased in 2009 by approximately 26% and such premiums produced by our MGUs decreased by approximately 19% in 2009 as a result of writing and/or renewing fewer policies due to competitors' willingness to write business at profit margins lower than those acceptable to the Company, partially offset by increased rates on the policies retained.  This resulted in a decrease in the gross amount of premium available to be ceded to Independence American in 2009, which decrease could extend into 2010.  Our MGUs do not anticipate materially increasing their production of medical stop-loss business in 2010.  IHC has reported that it expects its fully insured premiums to increase slightly and its DBL premiums to decrease slightly in 2010.

Profitability

The medical stop-loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a “softer” market. The medical stop-loss market began to “soften” in 2003 and less favorable conditions continued through 2009.  As a result of these market conditions, the rate that the carriers that cede business to the Company were able to charge for medical stop-loss increased at a lesser rate in recent years although increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces the risk taker’s overall risk exposure.

Marketing Agreements

In February 2006, Independence American entered into an agreement with a marketing organization with a block of fully insured health business primarily sold to small employer groups, and medical stop-loss, to begin writing for Independence American.  The organization that produces this business began writing employer medical stop-loss through Independence American in 2006, and moved the majority of its existing block of fully insured and stop-loss health insurance to Independence American during 2007.  Independence American will be the exclusive issuing carrier for business underwritten by this organization through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and this organization could be entitled to additional cash consideration (see Note 20 of Notes to Consolidated Financial Statements).

In addition, in 2007 IPA, a national career agent marketing organization, began marketing health plans to individuals and families utilizing Independence American as the carrier.  Independence American retains 50% of the risk on this business.  Gross premiums of $10,906,000 and $4,295,000 were written under this program in 2009 and 2008, respectively.  The program is administered by Insurers Administrative Corporation, a wholly owned subsidiary of IHC.  AMIC purchased a 51% interest in IPA in April 2008.

Item 7A.

 Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control over Financial Reporting	35

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	36

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	37

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	38

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2009 and 2008	39

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	40

Notes to Consolidated Financial Statements	41

SCHEDULES:*

Summary of investments - Other than investments in related parties at
December 31, 2009 (Schedule I)	76

Financial information of parent company (Schedule II)	77-79

Supplementary insurance information (Schedule III)	80

Statements of Cash Flows – Valuation and Qualifying Accounts (Schedule V)	81

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

Management assessed the effectiveness of AMIC's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on our assessment we concluded that, as of December 31, 2009, AMIC's internal control over financial reporting is effective.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I to III and V.  These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Independence Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 and Note 6, effective April 1, 2009, the Company changed its method of evaluating other-than-temporary impairments of fixed maturity securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board.

/s/ KPMG LLP

New York, New York

March 25, 2010

 American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS:	2009	2008
Investments:
Securities purchased under agreements to resell	$2,577	$3,917
Fixed maturities available-for-sale, at fair value	49,641	45,884
Equity securities available-for-sale, at fair value	5,412	3,046

Total investments	57,630	52,847

Cash and cash equivalents	4,073	4,401
Restricted cash ($3,198 and $5,194, respectively, restricted by related parties)	5,521	6,980
Accrued investment income	454	509
Premiums receivable ($4,946 and $5,684, respectively, due from related parties)	10,540	9,571
Net deferred tax asset	11,272	12,584
Due from reinsurers ($7,047 and $7,115, respectively, due from related parties)	11,011	9,386
Goodwill	23,561	23,561
Intangible assets	2,473	3,256
Accrued fee income ($452 and $480, respectively, due from related parties)	804	955
Due from securities brokers	19	-
Other assets	7,024	6,575

TOTAL ASSETS	$134,382	$130,625

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($18,630 and $21,564, respectively, due to related parties)	$29,286	$32,760
Premium and claim funds payable ($3,198 and $5,194, respectively,
due to related parties)	5,521	6,980
Derivative liability	-	205
Commission payable ($2,391 and $2,894, respectively, due to related parties)	3,928	3,592
Accounts payable, accruals and other liabilities ($276 and $281, respectively,
due to related parties)	3,071	2,763
State income taxes payable	703	573
Due to securities brokers	828	-
Due to reinsurers ($160 and $25 respectively, due to related parties)	1,680	25
Net liabilities associated with discontinued operations	106	366

Total liabilities	45,123	47,264

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares issued, respectively; 8,506,489 and 8,503,989 shares outstanding,
respectively	92	92
Additional paid-in capital	479,864	479,783
Accumulated other comprehensive loss	(826)	(4,057)
Treasury stock, at cost, 675,304 shares and 677,804 shares, respectively	(8,082)	(8,112)
Accumulated deficit	(382,075)	(384,774)
Total American Independence Corp. stockholders’ equity	88,973	82,932
Non-controlling interest in subsidiaries	286	429
Total equity	89,259	83,361
TOTAL LIABILITIES AND EQUITY	$134,382	$130,625

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31,
	2009	2008
REVENUES:
Premiums earned ($45,519 and $57,031, respectively, from related parties)	$85,515	$96,984
MGU and agency income ($5,272 and $6,871 respectively, from related parties)	15,331	14,539
Net investment income	2,924	3,583
Net realized investment gains (loss)	275	(1,896)
Total other-than-temporary impairment losses (no current period
impairment losses were recognized in other comprehensive income)	-	(1,006)
Other income	202	1,108
	104,247	113,312

EXPENSES
Insurance benefits, claims and reserves ($31,009 and $39,670,
respectively, from related parties)	59,658	70,114
Selling, general and administrative expenses ($14,825 and $18,239,
respectively, from related parties)	39,109	40,263
Amortization and depreciation	842	793
	99,609	111,170

Income before income tax	4,638	2,142
Provision for income taxes	1,472	631

Income from continuing operations	3,166	1,511
Loss on disposition of discontinued operations, net of tax	-	(75)

Net income	3,166	1,436
Less: Net income attributable to the non-controlling interest	(554)	(471)

Net income attributable to American Independence Corp.	$2,612	$965

Basic income per common share:
Income from continuing operations attributable to American Independence Corp.
common stockholders	$.31	$.12
Loss from discontinued operations attributable to American Independence Corp.
common stockholders	-	(.01)
Net income attributable to American Independence Corp. common stockholders	$.31	$.11

Weighted-average shares outstanding	8,505	8,504

Diluted income per common share:
Income from continuing operations attributable to American Independence Corp.
common stockholders	$.31	$.12
Loss from discontinued operations attributable to American Independence Corp.
common stockholders	-	(.01)
Net income attributable to American Independence Corp. common stockholders	$.31	$.11

Weighted-average diluted shares outstanding	8,505	8,504

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

 Consolidated Statements of Changes In Stockholders’ Equity

Years Ended December 31, 2009 and 2008

(In thousands)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2007	$92	$479,640	$(1,204)	$(8,112)	$(385,739)	$84,677	$52	$84,729

Net income					965	965	471	1,436
Net change in unrealized gains (losses)			(2,853)			(2,853)	-	(2,853)
Total comprehensive income						(1,888)	471	(1,417)

Acquisition of IPA, LLC							432	432
Acquisition of Marlton 20% interest							(64)	(64)
Dividends paid to non-controlling interest							(462)	(462)
Share-based compensation expense		143				143	-	143
BALANCE AT DECEMBER 31, 2008	92	479,783	(4,057)	(8,112)	(384,774)	82,932	429	83,361

Net income					2,612	2,612	554	3,166
Net change in unrealized gains (losses)
on certain available-for-sale
securities			3,330			3,330	-	3,330
Total comprehensive income						5,942	554	6,496

Cumulative effect of adjustment on
April 1, 2009 due to adoption of new
accounting guidance, net of tax			(99)		99	-	-	-
Dividends paid to non-controlling interest							(697)	(697)
Other stock issuances		(18)		30	(12)	-	-	-
Share-based compensation expense		99				99	-	99
BALANCE AT DECEMBER 31, 2009	$92	$479,864	$(826)	$(8,082)	$(382,075)	$88,973	$286	$89,259

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,166	$1,436
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment (gains) losses	(275)	1,896
Other-than-temporary impairment losses	-	1,006
Loss on disposal of discontinued operations	-	75
Amortization and depreciation	842	793
Equity loss	29	56
Deferred tax expense	1,438	620
Non-cash stock compensation expense	99	143
Change in operating assets and liabilities:
Net sales of trading securities	-	142
Change in insurance reserves	(3,474)	449
Change in net amounts due from and to reinsurers	30	(312)
Change in accrued fee income	151	158
Change in premiums receivable	(969)	355
Change in current income tax liability	(23)	(106)
Change in other assets and other liabilities	(494)	(4,108)

Net cash provided by operating activities of continuing operations	520	2,603
Net cash used by operating activities of discontinued operations	(260)	(148)
Net cash provided by operating activities	260	2,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	-	2,368
Change in net amount due from and to securities brokers	809	-
Net sales of securities under resale and repurchase agreements	1,340	2,006
Sales of and principal repayments on fixed maturities	27,226	11,649
Maturities and other repayments of fixed maturities	8,838	5,230
Purchases of fixed maturities	(37,219)	(19,994)
Sales of equity securities	607	622
Purchases of equity securities	(2,189)	(962)
Acquisition of Marlton 20% interest	-	(3,700)
Acquisition of IPA, LLC, net of cash acquired	-	(1,557)

Net cash used by investing activities	(588)	(4,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Decrease in cash and cash equivalents	(328)	(1,883)
Cash and cash equivalents, beginning of period	4,401	6,284
Cash and cash equivalents, end of period	$4,073	$4,401

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$28	$108

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Nature of Business

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"); Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; e) our 51% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization; and f) our wholly owned claims administration company, Excess Claims Administrators, Inc. (“ECA”).  IndependenceCare, RAS and Marlton are collectively referred to as "our MGUs".  HIO,IPA, and ECA are collectively referred to as “our Agencies”.

Prior to November 14, 2002, the Company (then known as SoftNet Systems, Inc.) was a holding company principally engaged in providing Internet services.  All previously reported business segments have ceased operations or have been sold, and accordingly are reported as discontinued operations (see Note 11 of Notes to Consolidated Financial Statements).

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), an insurance holding company, which held 49.7% of AMIC’s outstanding common stock at December 31, 2009.  In March 2010, IHC acquired a controlling interest in AMIC by purchasing additional shares of AMIC common stock in the open market and thereby increasing the total number of shares owned by IHC to more than 50% of AMIC's outstanding common stock.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical and group major medical.

2.

Summary of Significant Accounting Policies

(A)

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

(B)

Reclassifications

Certain amounts in prior years' Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2009 presentation.

(C)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The Company has evaluated all such events occurring subsequent to the balance sheet date herein of December 31, 2009.  The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Consolidated Balance Sheet and Consolidated Statements of Operations as of and for the twelve-month period ended December 31, 2009.  The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

(D)

Investment in Majestic Underwriters LLC

The Company's investment in Majestic Underwriters LLC (see Note 9 of Notes to Consolidated Financial Statements) is carried on the equity method with the Company's share of income or loss credited or charged, as appropriate, to net investment income in the Consolidated Statements of Operations with a corresponding charge to the Company's investment account. The Company also reduces its investment for its proportionate share of the amortization expense for the intangible assets recorded in the acquisition.

(E)

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  If the fair value of a reporting unit is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  In determining the fair value of each reporting unit, the Company used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we made assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2009 or 2008.

The Company's intangible assets with definite lives, consisting of broker/third party relationships and marketing agreements, are amortized over the expected life of the assets (see Note 4 of Notes to Consolidated Financial Statements).

(F)

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, short-term investments, due from reinsurers and premiums receivable approximates their fair values.

(G)

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

(H)

Short-Term Investments

Investments with original maturities of 91-days to 1 year are considered short-term investments and are carried at cost which approximates fair value.

(I)

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell ("resale agreements") and securities sold under agreements to repurchase ("repurchase agreements") are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the agreements.

(J)

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

(b) Securities not held for trading purposes which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains and losses deemed temporary are credited or charged, as appropriate, directly to accumulated other comprehensive income (a component of stockholders' equity).  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Realized gains and losses on sales of available-for-sale securities are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations.

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations.  While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.  There were no such transactions outstanding at December 31, 2009 and 2008.

(iii) Realized gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative transactions, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains or losses), credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations. All realized gains and losses are reflected currently in the Consolidated Statements of Operations.  Gains on these instruments were $205,000 and $1,196,000 during 2009 and 2008, respectively.  There were no such derivative transactions outstanding at December 31, 2009 and 2008.

(v) Fair value is determined using quoted market prices when available. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets. When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information. Further, we retain independent pricing vendors to assist in valuing certain instruments.

(vi) The Company reviews its investment securities regularly and determines whether other-than- temporary impairments have occurred. Beginning April 1, 2009, the Company adopted new accounting guidance that specified new criteria for identifying and recognizing an other-than-temporary impairment loss. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations.  For fixed maturities, if a decline in fair value is judged by management to be other-than-temporary, and the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis.

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position.  For transactions where loan level data is not available, the model uses a proxy based on the collateral characteristics.  Assumptions about loss severity and defaults used in the model are primarily based on actual losses experienced and defaults in the collateral pool.  Prepayment speeds, both actual and estimated, are also considered. The cash flows generated by the collateral securing these securities are then determined with these default, loss severity and prepayment assumptions.  These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to determine the cash flows associated with the mortgage-backed security held by the Company.  In addition, the Company evaluates other asset-backed securities for other-than-temporary impairment by examining similar characteristics referenced above for mortgage-backed securities.  The Company evaluates U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, and obligations of states and political subdivisions for other-than-temporary impairment by examining similar characteristics referenced above for corporate debt securities.

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

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent and ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations. For the purpose of other-than-temporary impairment evaluations, preferred stocks are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired, are included in other comprehensive income in the Consolidated Balance Sheet.

Prior to April 1, 2009, the Company assessed its ability and intent to hold a fixed maturity for a period of time sufficient to allow for a recovery in fair value. If the Company could not assert this condition, an other-than-temporary impairment loss was recognized in the Consolidated Statement of Operations representing the difference between amortized cost and fair value.

(K)

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

(L)

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

MGU and agency income consisted of the following:

	Year Ended
	December 31,
	2009	2008
	(In thousands)

Agency Income	$8,724	$5,681
MGU fee income - administration	5,586	7,822
MGU fee income - profit commissions	1,021	1,036

	$15,331	$14,539

(M)

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

Medical Stop-Loss

Liabilities for insurance reserves on medical stop-loss coverages are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  Reserves for medical stop-loss insurance are more volatile in nature than those for fully insured medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the timing of claim occurrences and the time required to accumulate claims against the stop-loss deductible.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2009 and December 31, 2008. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings in the period in which they arise.

(N)

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2009, Independence American derived a substantial  amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.

(O)

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized (see Note 15 of Notes to Consolidated Financial Statements).

(P)

Income Per Common Share

Basic income per common share is computed using the weighted average number of common stock shares outstanding during the period.  Diluted income per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period.  Common stock equivalents consist of stock options and restricted stock (using the "treasury stock" method).  Common stock equivalent shares are excluded from the computation if the effect is anti-dilutive.  As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss.  For the years ended December 31, 2009 and 2008, such shares were deemed anti-dilutive.  Net income does not change as a result of the assumed dilution.

(Q)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2009, the Accounting Standards Codification ("Codification") issued by the Financial Accounting Standards Board ("FASB") became the single authoritative source of U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Although the Codification renames and renumbers all previous accounting literature, it does not change current U.S. GAAP. Our accounting policies were not affected by the adoption or usage of the Codification.

In May 2009, the FASB issued guidance to clarify general standards of the accounting for, and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In February 2010, the FASB issued further clarification on the required disclosures for public versus non-public entities. The adoption of this guidance, effective April 1, 2009, did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, and guidance on identifying circumstances that indicate a transaction is not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  These provisions are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. For comparative purposes, these provisions do not require disclosures for earlier periods presented at initial adoption. For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption. The adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB provided guidance on debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance. These provisions modified the accounting guidance for determining fair value of financial instruments under distressed market conditions, revised the recognition and measurement requirements for other-than-temporary impairment losses on debt securities and expanded the related disclosures about other-than-temporary impairments for both debt and equity securities. This guidance was effective for interim and annual reporting periods ending after June 15, 2009 to be applied to existing and new investments held by an entity as of the beginning of the interim period in which it was adopted. For debt securities held at the beginning of the interim period for which an other-than-temporary impairment was previously recognized, if an entity did not intend to sell and it was not more likely than not that the entity would be required to sell the security before recovery of its amortized cost basis, the entity recognized the cumulative effect of initially applying this guidance as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of tax. The amortized cost basis of the security was to be adjusted by the cumulative-effect adjustment before taxes. As of March 31, 2009, the Company had previously recognized $436,000 and $199,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statement of Operations. The Company has determined that (a) the portion of the previously recorded losses on debt securities and preferred stocks evaluated as debt securities representing a credit loss is $535,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities and preferred stocks evaluated as debt securities related to all other factors is $99,000.

In April 2009, the FASB issued guidance that requires public companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The provisions of this standard are effective for interim reporting periods ending after June 15, 2009. Disclosures are not required for earlier periods presented at initial adoption. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

In November 2008, the FASB issued standards which require that the cost basis of an equity method investment be determined by using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of the investment and would exclude the value of contingent consideration.  Equity method investments are subject to other-than-temporary impairment analysis. However, an equity investor shall not separately test an investee’s underlying assets for impairment.  These provisions of this standard also require an equity investor to account for a share issuance by an investee as if the investor had sold a proportionate share if its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings.  The adoption of this standard, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In September 2008, the FASB expanded the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, these provisions require disclosure of fair values of derivative instruments, and their gains and losses, in a tabular format as well as cross-referencing within the footnotes to allow users of financial statements to locate important information about derivative instruments.  The adoption of these provisions, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued guidance on accounting for a transfer of a financial asset and a repurchase financing.  The standards presume that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately. The adoption of this guidance, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In November 2007, the FASB issued standards to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. Certain provisions of this standard changed how business acquisitions are accounted for and impact financial statements both on the acquisition date and in subsequent periods. These provisions will be applied prospectively. Other provisions of this standard changed the accounting and reporting for minority interests, which have been re-characterized as non-controlling interests and classified as a component of equity. Management has applied the presentation and disclosure requirements retroactively for existing minority interests in accordance with these provisions. All other requirements will be applied prospectively. The adoption of this guidance, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In January 2010, the FASB issued standards requiring new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements.  This guidance also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques.  The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued standards which among other things, amends former guidance on the consolidation of variable interest entities. The standards (i) require an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend previous guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity's involvement in a variable interest entity. In December

2009, these standards were added to the Codification. This guidance shall be effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued standards to revise previous authoritative guidance related to accounting for transfers of financial assets, and will require more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. In December 2009, these standards were added to the Codification. Among other things, the guidance eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets.  The guidance is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

3.  Goodwill

The Company recorded goodwill of $23,561,000 for the years ended December 31, 2009 and 2008.

Goodwill impairment tests are performed annually and between annual tests if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In determining the fair value of each reporting unit, the Company used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we made assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the reporting unit.  The Company performed its annual test at December 31, 2009 and determined that goodwill was not impaired.

Management uses a significant amount of judgment in estimating the fair value of the Company’s reporting units.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  As a result of the global economic crisis that began in 2008, we experienced a significant decline in our stock price. Due to this significant decline, our market capitalization as of December 31, 2009 and 2008 was significantly below the Company’s fair value.

As a result, the Company assessed the factors contributing to the performance of AMIC stock in 2009, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) IHC and insiders own over 50% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of AMIC stock, (iii) the general lack of confidence in equity securities, which has resulted in a flight to US Treasury securities and other investments perceived to be of a higher quality, (iv) both financial institutions and the insurance industry as a whole have seen similar drops in share prices as concerns over the effects of the volatile equity and bond markets on insurance company’s investment portfolios are translating into lower share prices.  The Company will continue to monitor AMIC’s book value against market capitalization to determine whether an interim test of goodwill is warranted.  If the Company experiences a sustained decline in its results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

4.  Intangible Assets

Intangible assets at December 31, 2009 and 2008 consist of the following (in thousands):

	December 31, 2009			December 31, 2008
	Definitive	Indefinite		Definitive	Indefinite
	Lives (a)	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$9,373	$100	$9,473	$8,169	$100	$8,269
Additions	-	-	-	1,204	-	1,204
Balance end of period	9,373	100	9,473	9,373	100	9,473

Accumulated Amortization
Balance beginning of period	(6,217)	-	(6,217)	(5,458)	-	(5,458)
Amortization expense	(783)	-	(783)	(759)	-	(759)
Balance end of period	(7,000)	-	(7,000)	(6,217)	-	(6,217)

Net intangible assets	$2,373	$100	$2,473	$3,156	$100	$3,256

Weighted average remaining life in years			1.93			2.42

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2010	$783
2011	783
2012	124
2013	120
2014 and thereafter	564
$2,374

5.  Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2009, the Company had $2,577,000 in resale agreements outstanding, all of which settled on January 4, 2010 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

6.  Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	DECEMBER 31, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$18,448	$186	$(323)	$18,311
Collateralized mortgage obligations (CMO) –
residential	5,053	181	(446)	4,788
CMO – commercial	578	-	(268)	310
States, municipalities and political subdivisions	9,892	43	(431)	9,504
U.S. Government	4,874	54	-	4,928
Government sponsored enterprise (GSE)	7,063	51	(61)	7,053
Agency mortgage backed pass
through securities (MBS)	4,692	55	-	4,747
Total fixed maturities	$50,600	$570	$(1,529)	$49,641

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Common stock	$948	$37	$(17)	$968
Preferred stock with maturities	820	13	(10)	823
Preferred stock without maturities	3,511	117	(7)	3.621
Total equity securities	$5,279	$167	$(34)	$5,412

	DECEMBER 31, 2008
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$24,621	$128	$(2,964)	$21,785
CMO – residential	7,892	46	(831)	7,107
CMO – commercial	578	-	(158)	420
States, municipalities and political subdivisions	2,513	21	(147)	2,387
U.S. Government	4,873	239	-	5,112
Government sponsored enterprise (GSE)	2,801	49	-	2,850
Agency mortgage backed pass
through securities (MBS)	6,143	80	-	6,223
Total fixed maturities	$49,421	$563	$(4,100)	$45,884

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Preferred stock with maturities	$721	$-	$(43)	$678
Preferred stock without maturities	2,845	-	(477)	2,368
Total equity securities	$3,566	$-	$(520)	$3,046

The cost basis of certain preferred stocks with maturities at December 31, 2009 includes an adjustment of $99,000 related to other-than-temporary impairment losses recorded in accumulated other comprehensive income in connection with new accounting standards adopted on April 1, 2009.

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The amortized cost and fair value of fixed maturities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$4,874	$4,928	10%
Due after one year through five years	6,760	6,808	14%
Due after five years through ten years	11,760	11,750	24%
Due after ten years	11,141	10,559	21%
	34,535	34,045	69%

CMO and MBS
15 years	5,911	5,392	11%
20 years	-	-	-
30 years	10,154	10,204	20%

	$50,600	$49,641	100%

The following tables summarize, for all securities in an unrealized loss position at December 31, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$4,714	$69	$4,287	$254	$9,001	$323
CMO – residential	617	11	1,769	435	2,386	446
CMO – commercial	-	-	310	268	310	268
States, municipalities and political subdivisions	6,278	314	1,161	117	7,439	431
GSE	5,577	61	-	-	5,577	61
Total fixed maturities	$17,186	$455	$7,527	$1,074	$24,713	$1,529

EQUITY SECURITIES:

Common stock	$465	$17	$-	$-	$465	$17
Preferred stock with maturities	-	-	240	10	240	10
Preferred stock without maturities	-	-	1,044	7	1,044	7
Total equity securities	$465	$17	$1,284	$17	$1,749	$34

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$8,998	$882	$10,254	$2,082	$19,252	$2,964
CMO – residential	629	133	2,666	698	3,295	831
CMO – commercial	420	158	-	-	420	158
States, municipalities and political subdivisions	1,358	99	481	48	1,839	147
Total fixed maturities	$11,405	$1,272	$13,401	$2,828	$24,806	$4,100

EQUITY SECURITIES:

Preferred stock with maturities	$160	$14	$518	$29	$678	$43
Preferred stock without maturities	1,013	330	1,355	147	2,368	477
Total equity securities	$1,173	$344	$1,873	$176	$3,046	$520

At December 31, 2009 and 2008, a total of 25 and 27 fixed maturities, respectively, and 12 and 4 equity securities, respectively, were in a continuous unrealized loss position for less than 12 months. At December 31, 2009 and 2008, a total of 24 and 38 fixed maturities, respectively, and 3 and 5 equity securities, respectively, had continuous unrealized losses for 12 months or longer.  Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

After recognition of other-than-temporary impairment losses, substantially all of the unrealized losses on fixed maturities at December 31, 2009 and 2008 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads.  Spreads have widened in recent years as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009, the Company had $1,627,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 53.9% were in CMOs that originated in 2005 or earlier and 46.1% were in CMOs that originated in 2006 or later.  The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

The unrealized losses for the equity securities was primarily due to wider spreads for preferred stocks issued by financial institutions following the disruption in credit markets since the time of their acquisition.  Some of these financial institutions have exposure to sub-prime mortgages.

The Company had derivative instruments representing the value of the contingent payment due to EDH as of December 31, 2008 (see Note 20 of Notes to Consolidated Financial Statements).

Major categories of net investment income for years 2009 and 2008 are summarized as follows:

	Year Ended
	December 31,
	2009	2008
	(In thousands)

Fixed maturities	$2,346	$2,707
Equity securities	219	238
Short-term investments	10	154
Other	349	484

Net investment income	$2,924	$3,583

Other-Than-Temporary Impairment Evaluations

Based on management’s review of the portfolio, which considered the various factors described in Note 2 (J) (vi), the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for 2009 and 2008 (in thousands):

	Year Ended
	December 31,
	2009	2008

Other-than-temporary impairments:
Fixed maturities	-	(435)
Preferred stocks	-	(571)
	$-	$(1,006)

As of March 31, 2009, the Company had previously recognized a total of $436,000 and $199,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statements of Operations.  As a result of new accounting standards adopted on April 1, 2009, the Company has determined that (a) the portion of the previously recorded losses on debt securities and preferred stocks evaluated as debt securities representing a credit loss is $535,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities and preferred stocks evaluated as debt securities related to all other factors is $99,000.  Of the $535,000 of credit losses identified above, $99,000 relates to credit losses for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.  Since the adoption of the new accounting standards on April 1, 2009, no additional credit losses for other-than-temporary impairments were recorded on the securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income and therefore the amount of the cumulative credit loss recorded on these securities remains $99,000 at December 31, 2009.

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

The Company had derivative instruments representing the value of the contingent payment due to Employers Direct Health (“EDH”) as of December 31, 2009 and 2008 (see Note 20 of Notes to Consolidated Financial Statements).

7.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for years 2009 and 2008 are as follows (in thousands):

	Year Ended
	December 31,
	2009	2008

Net realized investment gains (losses):
Fixed maturities	$244	$(46)
Common stock	11	(10)
Preferred stock	20	12
Short-term investments	-	2
	275	(42)

Trading account write-off	-	(2,006)
Trading and other gains (losses)	-	152

Net realized investment gains (losses)	$275	$(1,896)

For the twelve months ended December 31, 2009 and 2008, the Company recorded realized gross gains of $581,000 and $50,000, respectively, and gross losses of $306,000 and $83,000, respectively, on sales of available-for-sale securities.  As of December 31, 2008, the Company no longer has any trading accounts.

In the fourth quarter of 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer that managed a trading account of the Company. Net realized investment gains reported in the accompanying Consolidated Statements of Operations for 2009 and 2008 includes income related to the trading account of $0 and $142,000, respectively.  The carrying amount of the Company’s investment at the time of loss was $2,566,000.  The broker-dealer is now in bankruptcy. The Company has filed a claim and believes it will likely recover the $500,000 maximum amount available from the Securities Investor Protection Corporation (“SIPC”). Accordingly, the Company recorded a pre-tax loss of $2,006,000, net of expected recoveries, in net realized investment losses in the fourth quarter of 2008 in the Consolidated Statements of Operations.  While the Company may be subject to legal claims in this matter, the ultimate resolution of any such claims would not be material to its financial condition.

8.  Fair Value Measurements

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

  Investments in fixed maturities and equity securities

Available-for-sale securities included in Level 1 are equity securities with quoted market prices.  Level 2 is primarily comprised of our portfolio of corporate fixed income securities, government agency mortgage-backed securities, government sponsored enterprises, certain CMO securities, municipals and certain preferred stocks that were priced with observable market inputs.  Level 3 securities consist of certain CMO securities, primarily Alt-A mortgages.  For these securities, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. Further, we retain independent pricing vendors to assist in valuing certain instruments.

Derivative liability

Financial liabilities consist of a derivative liability relating to the EDH Agreement (see Note 20 of Notes to Consolidated Financial Statements), and is included in Level 2.  The liability is valued using market-observable inputs including market price, interest rate, and volatility within a Black-Scholes model.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008, respectively (in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$18,311	$-	$18,311
CMO - residential	-	3,002	1,786	4,788
CMO – commercial	-	-	310	310
States, municipalities and political
subdivisions	-	9,504	-	9,504
U.S. Government	-	4,928	-	4,928
Government sponsored enterprise (GSE)	-	7,053	-	7,053
Agency mortgage-backed pass through
securities (MBS) - residential	-	4,747	-	4,747
Total fixed maturities	-	47,545	2,096	49,641

Equity securities available-for-sale:
Common stock	968	-	-	968
Preferred stock with maturities	523	300	-	823
Preferred stock without maturities	3,621	-	-	3,621
Total equity securities	5,112	300	-	5,412

Total financial assets	$5,112	$47,845	$2,096	$55,053

FINANCIAL LIABILITIES:
Derivative liability	$-	$-	$-	$-

	December 31, 2008
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$21,785	$-	$21,785
CMO – residential	-	6,481	626	7,107
CMO – commercial	-	-	420	420
States, municipalities and political
subdivisions	-	2,387	-	2,387
U.S. Government	-	5,112	-	5,112
Government sponsored enterprise (GSE)	-	2,850	-	2,850
Agency mortgage-backed pass through
securities (MBS) – residential	-	6,223	-	6,223
Total fixed maturities	-	44,838	1,046	45,884

Equity securities available-for-sale:
Preferred stock with maturities	383	294	-	677
Preferred stock without maturities	2,369	-	-	2,369
Total equity securities	2,752	294	-	3,046

Total financial assets	$2,752	$45,132	$1,046	$48,930

FINANCIAL LIABILITIES:
Derivative liability	$-	$205	$-	$205

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the year ending December 31, 2009, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  As a result of limited or inactive markets, certain securities were transferred out of Level 2 and into the Level 3 category during 2009 as of the end of the respective reporting period when the determination was made that previously observable inputs were no longer observable.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were sold or transferred out of the Level 3 category in 2009.  For the year ended December 31, 2009, the Company did not include in earnings any realized investment gains or losses or any other-than-temporary impairments related to securities categorized as Level 3 securities. The changes in the carrying value of Level 3 assets and liabilities for the years ended December 31, 2009 and 2008 are summarized as follows (in thousands):

	CMOs
	Residential	Commercial	Total

Balance, December 31, 2007	$-	$-	$-

Transfers into Level 3	660	420	1,080
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	(34)	-	(34)

Balance, December 31, 2008	$626	$420	$1,046

Transfers into Level 3	986	-	986
Repayments of fixed maturities	(198)	-	(198)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	372	(110)	262

Balance, December 31, 2009	$1,786	$310	$2,096

9.  Investment in Majestic

At December 31, 2009 and December 31, 2008, the Company had an equity investment in Majestic with a carrying value of $833,000 and $862,000, respectively.  For years 2009 and 2008, the Company recorded $29,000 and $56,000, respectively, for its share of loss from its investment in Majestic in Net Investment Income in the Consolidated Statements of Operations.

10.  Fixed Assets

Fixed assets, which are included in other assets, consist of the following (in thousands):

	As of December 31,
	2009	2008

Furniture and fixtures	$662	$653
Leasehold improvements	126	126
Equipment	991	941
Total	1,779	1,720
Less: allowance for depreciation	(1,630)	(1,571)
Fixed assets, net	$149	$149

11.  Discontinued Operations

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

Net liabilities of $106,000 and $366,000 associated with discontinued operations at December 31, 2009 and December 31, 2008, respectively, represent estimated closure costs of Intellicom.  A loss on disposition of discontinued operations was recorded in the fourth quarter of 2008 due to the loss of rental income associated with the sublease of a property located in Livermore, California, and a re-estimation of expected expenses related to the lease.  The company entered into an agreement with a third party to sublease the property in October of 2006 and estimated the income associated with the sublease in the reserve balance.  Due to the insolvency of the lessee, the Company recorded a loss of $75,000, net of tax, in the fourth quarter of 2008.

The Company believes the net liabilities for discontinued operations at December 31, 2009 adequately estimate the remaining costs associated with Intellicom discontinued operations.

12.  Commitments and Contingencies

Fixed maturities with a carrying value of $4,928,000 are on deposit with various state insurance departments at December 31, 2009.

The Company has operating leases for office space and certain other office equipment.  These operating leases provide for minimum rents and generally include options to renew for additional periods.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2009, are as follows (in thousands):

Year Ending	Net Operating
December 31,	Leases
2010	$360
2011	96
2012	58
2013	47
2014	15
2015 and thereafter	-
Total	$576

The Company's net rent expense for years 2009 and 2008 were $482,000 and $412,000, respectively.

The Company has additional obligations in regard to its agreement with EDH as further described in Note 20 of Notes to Consolidated Financial Statements.

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

13.  Share-Based Compensation

2009 Stock Incentive Plan ("2009 Plan")

Effective July 1, 2009, the Company implemented the 2009 Plan, which the Company's stockholders approved on June 19, 2009.  The 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting 25% on the first year anniversary date of the grant and ratably over the next 36 months.  The 1998 Plan, which expired by its terms on October 7, 2008, had reserved for issuance a total of 7,154,198 common stock shares.  At December 31, 2008, stock options for 355,900 common stock shares were outstanding, stock options for 340,136 common stock shares were vested, and 6,550,556 common stock shares that had not been issued remained available for future stock options grants and other awards.  Awards made under the 1998 Plan prior to its expiration are still in effect.

Total share-based compensation expense was $99,000 and $143,000 for the twelve months ended December 31, 2009 and 2008, respectively.  Related tax benefits of $35,000 and $50,000 were recognized for the twelve months ended December 31, 2009 and 2008, respectively.

Stock Options

The following table summarizes the outstanding options to purchase common stock shares for years 2009 and 2008:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2007	443,499	$15.02

Granted	13,334	6.35
Expired	(37,016)	19.17

Balance, December 31, 2008	419,817	$14.37

Forfeited	(32,500)	11.18
Expired	(31,417)	67.26

Balance, December 31, 2009	355,900	$10.00

As of December 31, 2009 and 2008, there were approximately $58,000 and $132,000, respectively, of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2009:

	Outstanding	Exercisable

Number of options	355,900	340,136
Weighted average exercise price per share	$10.00	$10.05
Aggregate intrinsic value of options	$6,000	$6,000
Weighted average contractual term remaining	4.00 years	3.83 years

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for years 2009 and 2008:

	Year Ended
	December 31,
	2009	2008

Volatility	-	21.42%
Risk-free interest rate	-	4.00%
Dividend yield	-	-
Expected lives in years	-	5.00
Weighted average fair value	$-	$2.56

No options were granted in 2009.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2009.  Restricted stock expense was $25,000 and $15,000, for the twelve months ended December 31, 2009 and 2008, respectively.

The following table summarizes restricted stock activity for years 2009 and 2008:

		Weighted
	No. of	Average
	Non-vested	Exercise
	Shares	Price

Balance, December 31, 2007	-	$-

Granted	12,000	6.92

Balance, December 31, 2008	12,000	$6.92

Vested	(3,834)	6.92
Forfeited	(1,833)	6.92

Balance, December 31, 2009	6,333	$6.92

As of December 31, 2009 and 2008, there were approximately $32,000 and $68,000, respectively, of total unrecognized compensation expense related to non-vested restricted stock which will be recognized over the remaining requisite service periods.

14.  Related Party Transactions

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life and Madison National Life have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2009 and 2008, Standard Security Life and Madison National Life ceded an average of approximately 23% of their medical stop-loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s DBL business.  Standard Security Life and Madison National Life ceded approximately 9% of the majority of its fully insured health business to Independence American in 2009 and 2008.

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

IHC provides the Company with pro rata quota share reinsurance on business written by Independence American.  In June 2008, Independence American began ceding 30% of its direct stop-loss business sold through Marlton to Madison National Life.  Independence American incurs an administration expense on its retained share of major medical for individual and families business that is paid to Insurers Administrative Corporation, a subsidiary of IHC.

The Company and its subsidiaries incurred expense of $1,083,000 and $805,000 for the twelve months ended December 31, 2009 and 2008, respectively, from service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to the Company and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

15.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return on a September 30 fiscal tax year.  The provision for income taxes for the periods ended December 31, 2009 and 2008 are as follows:

	Year Ended
	December 31,
	2009	2008
	(In thousands)
CURRENT:

U.S. Federal	$35	$(1)
State and local	(1)	12
	34	11

DEFERRED:
U.S. Federal	1,311	497
State and local	127	123
	1,438	620

	$1,472	$631

Taxes computed at the federal statutory rate of 35% for the years ended December 31, 2009 and 2008 are reconciled to the Company's actual income tax expense as follows:

	2009	2008
	(In thousands)

Tax computed at the statutory rate	$1,430	$585
Dividends received deduction and tax exempt interest	(46)	(46)
State and local income taxes, net of federal effect	82	88
Other, net	6	4
Income tax	$1,472	$631

The federal income tax provision for the periods ending December 31, 2009 and 2008 include income tax provisions of $1,311,000 and $497,000, respectively, for the utilization of the Company's federal NOL carryforwards. The Company recorded deferred tax benefits on discontinued operations of $0 and $40,000 for the periods ending December 31, 2009 and 2008, which were included in Loss on Disposition of Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
DEFERRED TAX ASSETS:
Net liabilities associated with discontinued
operations	$43	$147
Investments	679	670
Unpaid accruals	161	161
Property and equipment	141	141
Other	11	12
Compensation accruals	986	1,011
Derivative liability	681	454
Insurance reserves	166	207
Unrealized securities losses	281	1,412
Net operating loss carryforwards	98,177	98,794

Total gross deferred tax assets	101,326	103,009

Less valuation allowance	(86,384)	(87,515)

Net deferred tax assets	14,942	15,494

DEFERRED TAX LIABILITIES:
Goodwill	(282)	(48)
MGU partnership income	(3,388)	(2,862)
Total gross deferred tax liabilities	(3,670)	(2,910)
Net deferred tax asset	$11,272	$12,584

During the year ended December 31, 2009 the Company decreased its valuation allowance by $1,131,000 due to deferred tax on unrealized gains allocated to equity.  During the year ended December 31, 2008 the Company increased its valuation allowance by $414,000.  This increase included $999,000 representing an increase of deferred tax on unrealized losses allocated to equity, offset by reductions of $436,000 for the acquisition of 20% of Marlton and $149,000 for the 51% acquisition of IPA, both of which were allocated to goodwill.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2009.

At December 31, 2009, the Company had federal NOL carryforwards of approximately $275,032,000 which expire as follows (in thousands):

Tax Year:
2019	$18,165
2020	70,827
2021	142,530
2022	41,252
2023	528
2024	2
2025	-
2026	354
2027	-
2028	2
2029	1,372
$275,032

At December 31, 2009, the Company also had NOL carryforwards of approximately $25,814,000 for state income tax purposes, primarily in the State of California.  Management believes that it is more likely than not that the state tax benefit of these net operating loss carryforwards will not be realized.

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

As of December 31, 2009, AMIC believes there were no material uncertain tax positions that would require disclosure under GAAP.

16.  Insurance Reserves

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

	Year Ended
	December 31,
	2009	2008
	(In thousands)

Balance at a beginning of period	$32,760	$32,311
Less: reinsurance recoverables	(3,943)	(3,768)
Net balance at beginning of period	28,817	28,543
Amount incurred:
Current year	59,989	70,238
Prior years	(332)	(124)
Total	59,657	70,114
Amount paid, related to:
Current year	39,195	43,558
Prior years	25,975	26,282
Total	65,170	69,840
Net balance at end of period	23,304	28,817

Plus: reinsurance recoverables	5,982	3,943
Balance at end of period	$29,286	$32,760

The preceding schedule reflects (i) due and unpaid claims, (ii) claims in the course of settlement, (iii) estimated incurred but not reported reserves and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year.  The amount incurred in 2009 for prior years of $(332,000) is a result of a redundancy of $294,000 of medical stop-loss reserves and of $247,000 of DBL reserves, offset by the re-estimation of unpaid losses on fully insured health reserves of $209,000.  The amount incurred in 2008 for prior years of $(124,000) is a result of a redundancy of $301,000 of DBL reserves, offset by the re-estimation of unpaid losses on fully insured health reserves of $177,000.  Fluctuations are generally the result of on-going analysis of recent loss development trends.

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

17.  Reinsurance

Independence American reinsures a portion of its direct business in order to limit the assumption of disproportionate risks.  Amounts not retained are ceded to other companies on an automatic basis.  Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.  At December 31, 2009, Independence American ceded to highly rated reinsurers.

The effect of reinsurance on insurance benefits and premiums earned is as follows (in thousands):

		ASSUMED	CEDED		% OF
		FROM	TO		AMOUNT
	DIRECT	OTHER	OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
Insurance Benefits:
Year ended December 31, 2009	$25,272	$39,516	$5,131	$59,657	66%
Year ended December 31, 2008	24,684	46,430	1,000	70,114	66%

Premiums Earned:
Year ended December 31, 2009	$37,396	$56,664	$8,545	$85,515	66%
Year ended December 31, 2008	32,342	66,911	2,269	96,984	69%

18.  Dividend Restrictions on Insurance Subsidiary

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner, if such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including realized capital gains, for the twelve-month period ending the December 31 next preceding.  Such dividends may be paid as long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American did not pay any dividends in 2009 and 2008.

Independence American’s statutory surplus was $44,215,000 (unaudited) as of December 31, 2009 and $40,365,000 as of December 31, 2008.  Independence American’s statutory net income was $2,760,000 (unaudited) for 2009 and $2,323,000 for 2008.

19.  Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on investment securities available for sale including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired, and (iii) effective April 1, 2009, the portion of other-than-temporary impairments of fixed maturities related to all other factors than those deemed to be a credit loss.

The comprehensive income (loss) for years 2009 and 2008 is summarized as follows (in thousands):

	Year Ended
	December 31,
	2009	2008

Net income	$3,166	$1,436
Unrealized holdings gains (losses) arising
during the period	3,605	(4,897)
Reclassification adjustment for (gains) losses
included in earnings	(275)	1,038
Reclassification of losses recognized as other-than-
temporary impairments in earnings	-	1,006
Net unrealized gains (losses) on certain available-for-
sale securities arising during the period	3,330	(2,853)
Comprehensive income (loss)	6,496	(1,417)
Comprehensive income attributable to
non-controlling interests	(554)	(471)
Comprehensive income (loss) attributable to
American Independence Corp.	$5,942	$(1,888)

No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption of the new accounting standards related to other-than-temporary impairments in the second quarter of 2009.

20.  Marketing Agreements

In February 2006, Independence American entered into an agreement (the “EDH Agreement”) with Employers Direct Health, Inc. (“EDH”).  Under the EDH Agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured health line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to IHC in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  As part of the EDH Agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the twelve months period ended December 31, 2009.  The IHC stock is held by Independence American as collateral to satisfy EDH’s obligation under the profit/loss sharing agreement.

Derivative Liability

The EDH Agreement terminates on December 31, 2011; provided, it will automatically be extended to December 31, 2016, subject to satisfaction of certain conditions as to premium volume and profitability. Assuming these conditions are satisfied, EDH would be entitled to up to an additional $2,500,000 depending on the value of the IHC Stock as of December 31, 2011.  The Company recorded a derivative liability (“EDH Derivative”) and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The EDH Derivative is evaluated each quarter and is recorded in the Consolidated Balance Sheet as a liability at fair value.  The corresponding changes in unrealized gains or losses are reported in other income (loss) in the Consolidated Statements of Operations.

The fair value of the Company’s liability derivative as of December 31, 2009 and December 31, 2008 is summarized as follows (in thousands):

	Liability Derivative
	December 31, 2009		December 31, 2008
	Balance		Balance
Derivatives Not Designated as Hedging	Sheet	Fair	Sheet	Fair
Instruments	Location	Value	Location	Value
EDH Derivative	Derivative liability	$-	Derivative liability	$205
Total		$-		$205

As a result of an actuarial evaluation of certain performance thresholds of EDH’s block of business, the Company determined that such thresholds are not likely to be achieved.  Therefore, the fair value of the derivative liability representing the contingent payment to EDH was $0 as of December 31, 2009.

The gain recognized on the derivative for the twelve months ended December 31, 2009 and 2008 are as follows (in thousands):

		Amount of Gain (Loss)
		Recognized in Income
		on Derivative
	Location of Gain or (Loss)	Year Ended
Derivatives Not Designated as Hedging	Recognized in Income on	December 31,
Instruments	Derivative	2009	2008
EDH Derivative	Other income	$205	$1,043
Total		$205	$1,043

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

21.  Subsequent Events

As of March 23, 2010, IHC has acquired, via open-market transactions, 37,205 shares of common stock of AMIC in 2010.  The acquisition brings IHC's aggregate holdings to 50.13% of the total outstanding shares of AMIC.  As a result of this transaction, AMIC is now a majority-owned subsidiary of IHC and beginning with the March 31, 2010 reporting period, IHC will consolidate AMIC in its reported financial results.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2009.  Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2009 to ensure that information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms.  As a result of this evaluation, there were no significant deficiencies in the Company's internal control over financial reporting during the twelve months ended December 31, 2009 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(b) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("US GAAP") and includes those policies and procedures that:

- pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

- provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2010, which definitive proxy statement will be filed with the SEC.

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

Item 11.

Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2010, which definitive proxy statement will be filed with the SEC.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2010, which definitive proxy statement will be filed with the SEC.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2010, which definitive proxy statement will be filed with the SEC.

Item 14.

Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2010, which definitive proxy statement will be filed with the SEC.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

* (1) Financial Statement Schedules.	Page
Schedule I – Summary of investments – other than investments in related parties	76
Schedule II – Financial information of Parent Company	77-79
Schedule III – Supplementary insurance information	80
Schedule V – Valuation and Qualifying Accounts	81

* All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(2) Exhibits. See Index to Exhibits included in this Annual Report on Form 10-K	75
Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2010.

AMERICAN INDEPENDENCE CORP.

Signature

/s/ Roy T.K. Thung	President and Chief Executive Officer
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ Teresa A. Herbert	Senior Vice President and Chief Financial Officer
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 25, 2010.

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

10.6

Registrant’s 2009 Stock Incentive Plan (the “2009 Plan”), form of Restricted Share Award Agreement under the 2009 Plan and form of Stock Option Award Agreement under the 2009 Plan. (The 2009 Plan was filed as Appendix A to the Proxy Statement for the Registrant’s Annual Meeting of Stockholders held on June 19, 2009 and is incorporated herein by reference; the form of restricted share award agreement was filed as Exhibit 4.4 to the Registrant’s Form S-8 filed with the SEC on July 31, 2009 and is incorporated herein by reference; and the form of stock option award agreement was filed as Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 31, 2009 and is incorporated herein by reference.)

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

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

AS OF DECEMBER 31, 2009

(In thousands)

			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
BONDS:
Corporate securities	$18,448	$18,311	$18,311
Collateralized mortgage obligations (CMO) -
residential	5,053	4,788	4,788
CMO - commercial	578	310	310
States, municipalities and political subdivisions	9,892	9,504	9,504
U.S. Government	4,874	4,928	4,928
Government sponsored enterprise (GSE)	7,063	7,053	7,053
Agency mortgage backed pass through
securities (MBS)	4,692	4,747	4,747

TOTAL FIXED MATURITIES	50,600	49,641	49,641

EQUITY SECURITIES
Common stock	948	968	968
Preferred stock with maturities	820	823	823
Preferred stock without maturities	3,511	3,621	3,621

TOTAL EQUITY SECURITIES	5,279	5,412	5,412

Securities purchased under agreements to resell	2,577	2,577	2,577

TOTAL INVESTMENTS	$58,456	$57,630	$57,630

SCHEDULE II

AMERICAN INDEPENDENCE CORP.

BALANCE SHEETS

(PARENT COMPANY ONLY)

(In thousands)

	As of December 31,
	2009	2008

ASSETS:
Cash and cash equivalents	$1,625	$1,209
Short-term investments	-	-
Securities purchased under agreements to resell	-	-
Investments in continuing consolidated subsidiaries	75,319	68,932
Other receivables	565	565
Other assets	495	477
Deferred tax asset	11,272	12,584

TOTAL ASSETS	$89,276	$83,767

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$197	$469
Net liabilities associated with discontinued operations	106	366

TOTAL LIABIITIES	303	835

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock, 9,181,793 shares
issued, respectively; 8,506,489 shares and 8,503,989
outstanding, respectively	92	92
Paid-in capital	479,864	479,783
Accumulated other comprehensive loss:
Unrealized loss on investments, net	(826)	(4,057)
Treasury stock, at cost, 675,304 shares and 677,804, respectively	(8,082)	(8,112)
Accumulated deficit	(382,075)	(384,774)

TOTAL STOCKHOLDERS' EQUITY	88,973	82,932

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,276	$83,767

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2009	2008

REVENUES:
Net investment income	$1	$82
Net realized investment gains	-	(1,863)
Other income	1	71
	2	(1,710)

EXPENSES:
General and administrative expenses and other	1,438	1,486
	1,438	1,486

Loss before income tax expense	(1,436)	(3,196)
Income tax benefit	(495)	(1,102)

Loss before equity in net income of subsidiaries	(941)	(2,094)
Equity in net income of subsidiaries, net of tax	4,107	3,605

Income from continuing operations	3,166	1,511
Loss on disposition of discontinued operations, net of tax	-	(75)

Net income	3,166	1,436
Less: Net income attributable to the non-controlling interest	(554)	(471)

Net income attributable to American Independence Corp.	$2,612	$965

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,166	$1,436
Adjustments to reconcile net income
to net cash provided from operating
activities:
Deferred tax expense	1,438	620
Equity in net income of subsidiaries	(4,107)	(3,605)
Net realized investment (gains)	-	1,863
Loss from discontinued operations	-	75
Non-cash compensation expense	99	143
Change in operating assets and liabilities:
Net sales of trading securities	-	142
Change in deferred tax asset	(126)	(708)
Change in other assets and liabilities	(290)	(325)

Net cash provided by (used by) operating activities of continuing
operations	180	(359)
Net cash used by operating activities of discontinued operations	(260)	(148)
Net cash used by operating activities	(80)	(507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in investments in and advances to
consolidated subsidiaries	496	2,255
Acquisition of subsidiaries	-	(5,257)
Net sales of short-term investments	-	2,368
Net sales of securities under resale and
repurchase agreements	-	2,083

Net cash provided by investing activities	496	1,449

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Increase in cash and cash equivalents	416	942
Cash and cash equivalents, beginning of period	1,209	267
Cash and cash equivalents, end of period	$1,625	$1,209

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$28	$108

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

					INSURANCE	SELLING,
					BENEFITS,	GENERAL
				NET	CLAIMS	AND
	INSURANCE	UNEARNED	PREMIUMS	INVESTMENT	AND	ADMINISTRATIVE	PREMIUMS
	RESERVES	PREMIUMS	EARNED	INCOME (1)	RESERVES	EXPENSES (2)	WRITTEN

YEAR ENDED DECEMBER 31, 2009:
Independence American:
Medical stop-loss	$20,716	$-	$46,378	$1,942	$30,937	$14,186	$46,378
Fully Insured Health	7,890	29	35,834	548	26,823	7,719	35,783
DBL	680	120	3,303	72	1,898	999	3,303
Total Independence American	29,286	149	85,515	2,562	59,658	22,904	85,464
MGU Subs and Agencies	-	-	-	361	-	14,768	-
Corporate	-	-	-	1	-	1,437	-
Total	$29,286	$149	$85,515	$2,924	$59,658	$39,109	$85,464

YEAR ENDED DECEMBER 31, 2008:
Independence American:
Medical stop-loss	$22,953	$-	$54,574	$2,273	$37,838	$16,958	$54,574
Fully Insured Health	9,157	80	38,975	715	30,370	8,430	38,950
DBL	650	120	3,435	76	1,906	999	3,423
Total Independence American	32,760	200	96,984	3,064	70,114	26,387	96,947
MGU Subs and Agencies	-	-	-	436	-	12,448	-
Corporate	-	-	-	83	-	1,428	-
Total	$32,760	$200	$96,984	$3,583	$70,114	$40,263	$96,947

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

SCHEDULE V

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	Of Period	Expenses	Accounts	Deductions	End of Period

Valuation Allowance on Deferred
Tax Asset:
Year ended December 31, 2009	$87,515	$(1,131)	$-	$-	$86,384
Year ended December 31, 2008	$87,101	$999	$-	$585 (c)	$87,515

Net Liabilities Associated with
Discontinued Operations:
Year ended December 31, 2009	$366	$-	$-	$260	$106
Year ended December 31, 2008	$399	$115 (b)	$-	$148 (a)	$366

______________________________________________________

(a) Amounts written off and payments applied, net of receipts.

(b) Expected payments were more than original reserve estimate.

(c) $436 of this reduction is due to the acquisition of 20% of Marlton, the remaining $149 is due to the acquisition of 51% of IPA, both occurring in April 2008.