Form 10-Q
period 2010-03-31
AMERICAN INDEPENDENCE CORP
filed 2010-05-17
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2010
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [X]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2010
Common stock, $0.01 par value	8,506,489 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,
	2010	December 31,
ASSETS:	(Unaudited)	2009
Investments:
Securities purchased under agreements to resell	$1,303	$2,577
Fixed maturities available-for-sale, at fair value	50,932	49,641
Equity securities available-for-sale, at fair value	5,368	5,412

Total investments	57,603	57,630

Cash and cash equivalents	4,761	4,073
Restricted cash ($2,138 and $3,198, respectively, restricted by related parties)	3,445	5,521
Accrued investment income	598	454
Premiums receivable ($4,168 and $4,946, respectively, due from related parties)	9,801	10,540
Net deferred tax asset	10,851	11,272
Due from reinsurers ($6,500 and $7,047, respectively, due from related parties)	10,696	11,011
Goodwill	23,561	23,561
Intangible assets	2,277	2,473
Accrued fee income ($380 and $452, respectively, due from related parties)	1,187	804
Due from securities brokers	535	19
Other assets	7,215	7,024

TOTAL ASSETS	$132,530	$134,382

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($15,409 and $18,630, respectively, due to related parties)	$27,373	$29,286
Premium and claim funds payable ($2,138 and $3,198, respectively,
due to related parties)	3,445	5,521
Commission payable ($2,408 and $2,391, respectively, due to related parties)	3,855	3,928
Accounts payable, accruals and other liabilities ($464 and $276, respectively,
due to related parties)	3,654	3,071
State income taxes payable	736	703
Due to securities brokers	883	828
Due to reinsurers ($333 and $160 respectively, due to related parties)	2,088	1,680
Net liabilities associated with discontinued operations	27	106

Total liabilities	42,061	45,123

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,506,489 shares outstanding, respectively	92	92
Additional paid-in capital	479,883	479,864
Accumulated other comprehensive loss	(386)	(826)
Treasury stock, at cost, 675,304 shares, respectively	(8,082)	(8,082)
Accumulated deficit	(381,232)	(382,075)
Total American Independence Corp. stockholders’ equity	90,275	88,973
Non-controlling interest in subsidiaries	194	286
Total equity	90,469	89,259
TOTAL LIABILITIES AND EQUITY	$132,530	$134,382

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2010	2009

REVENUES:
Premiums earned ($8,801 and $11,894, respectively, from related parties)	$18,411	$21,947
MGU and agency income ($1,672 and $1,382, respectively, from related parties)	3,643	3,754
Net investment income	614	713
Net realized investment gains	186	226
Other income (loss)	(10)	42
	22,844	26,682

EXPENSES
Insurance benefits, claims and reserves ($4,531 and $6,686,
respectively, from related parties)	12,318	13,846
Selling, general and administrative expenses ($3,183 and $3,947,
respectively, from related parties)	8,826	10,426
Amortization and depreciation	213	209
	21,357	24,481

Income before income tax	1,487	2,201
Provision for income taxes	453	746

Net income	1,034	1,455
Less: Net income attributable to the non-controlling interest	(191)	(60)

Net income attributable to American Independence Corp.	$843	$1,395

Basic income per common share:
Net income attributable to American Independence Corp. common stockholders	$.10	$.16

Weighted-average shares outstanding	8,506	8,504

Diluted income per common share:
Net income attributable to American Independence Corp. common stockholders	$.10	$.16

Weighted-average diluted shares outstanding	8,506	8,504

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2009	$92	$479,864	$(826)	$(8,082)	$(382,075)	$88,973	$286	$89,259

Net income					843	843	191	1,034
Net change in unrealized gains (losses)
on certain available-for-sale securities			440			440	-	440
Total comprehensive income						1,283	191	1,474

Dividends paid to non-controlling interest							(283)	(283)
Share-based compensation expense		19				19	-	19

BALANCE AT MARCH 31, 2010	$92	$479,883	$(386)	$(8,082)	$(381,232)	$90,275	$194	$90,469

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,034	$1,455
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(186)	(226)
Amortization and depreciation	213	209
Equity loss	17	14
Deferred tax expense	455	728
Non-cash stock compensation expense	19	38
Change in operating assets and liabilities:
Change in insurance reserves	(1,913)	(2,769)
Change in net amounts due from and to reinsurers	723	485
Change in accrued fee income	(383)	(202)
Change in premiums receivable	739	143
Change in income taxes	(13)	66
Change in other assets and other liabilities	(83)	(89)

Net cash provided (used) by operating activities of continuing operations	622	(148)
Net cash used by operating activities of discontinued operations	(79)	(62)
Net cash provided (used) by operating activities	543	(210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(461)	4,035
Net sales of securities under resale and repurchase agreements	1,274	(3,749)
Sales of and principal repayments on fixed maturities	11,661	4,971
Maturities and other repayments of fixed maturities	1,795	4,913
Purchases of fixed maturities	(14,246)	(10,676)
Sales of equity securities	1,142	-
Purchases of equity securities	(1,020)	-

Net cash provided (used) by investing activities	145	(506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Increase (decrease) in cash and cash equivalents	688	(716)
Cash and cash equivalents, beginning of period	4,073	4,401
Cash and cash equivalents, end of period	$4,761	$3,685

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$4	$18

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"), Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; e) our 51% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization; and f) our wholly owned claims administration company, Excess Claims Administrators, Inc. (“ECA”).  IndependenceCare, RAS and Marlton are collectively referred to as "our MGUs".  HIO, IPA and ECA are collectively referred to as “our Agencies”.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 50.1% of AMIC's stock as of March 31, 2010.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of approximately 28,000 shares of common stock of AMIC in the open market.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York State statutory disability benefit law (“DBL”), short-term medical (“STM”), and group major medical.

(B)

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2010, the FASB issued standards requiring new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements.  This guidance also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques.  The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; early adoption is permitted.  The adoption of this guidance, effective January 1, 2010, did not have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued standards which among other things, amends former guidance on the consolidation of variable interest entities. The standards (i) require an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend previous guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity's involvement in a variable interest entity. In December 2009, these standards were added to the Codification.  The adoption of this guidance, effective January 1, 2010, did not have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued standards to revise previous authoritative guidance related to accounting for transfers of financial assets, and will require more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. In December 2009, these standards were added to the Codification. Among other things, the guidance eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets.  The guidance is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date.  The adoption of this guidance, effective January 1, 2010, did not have a material effect on the Company's consolidated financial statements

Recently Issued Accounting Standards Not Yet Adopted

In April 2010, the FASB issued standards which clarify that an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation.  Separate accounts represent assets that are typically maintained by a life insurance entity for purposes of funding obligations to individual contract holders under fixed-benefit or variable annuity contracts, pension plans, and similar contracts.  This guidance shall be effective for the first annual reporting period that begins after December 15, 2010, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application permitted.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In April 2010, the FASB issued guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act.  This guidance is applicable for registrants with a period end that falls between the signing dates for which the timing difference could have an accounting impact.  The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

(D)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three-months ended March 31, 2010.  The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Restricted stock and common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  For the three months ended March 31, 2010 and 2009, shares from the assumed dilution due to the exercise of common stock options and vesting of restricted stock using the treasury stock method were deemed anti-dilutive.

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

MGU and Agency income consisted of the following:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Agency income	$2,279	$2,163
MGU fee income–administration	1,103	1,470
MGU fee income– profit commissions	261	121

	$3,643	$3,754

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	MARCH 31, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$19,682	$198	$(159)	$19,721
Collateralized mortgage obligations (CMO) –
residential	4,661	221	(350)	4,532
CMO – commercial	578	-	(272)	306
States, municipalities and political subdivisions	8,771	36	(287)	8,520
U.S. Government	9,857	7	(36)	9,828
Government sponsored enterprise (GSE)	7,689	69	(20)	7,738
Agency mortgage backed pass
through securities (MBS)	274	13	-	287
Total fixed maturities	$51,512	$544	$(1,124)	$50,932

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$1,094	$46	$(16)	$1,124
Preferred stock with maturities	570	33	-	603
Preferred stock without maturities	3,510	137	(6)	3,641
Total equity securities	$5,174	$216	$(22)	$5,368

	DECEMBER 31, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$18,448	$186	$(323)	$18,311
CMO – residential	5,053	181	(446)	4,788
CMO – commercial	578	-	(268)	310
States, municipalities and political subdivisions	9,892	43	(431)	9,504
U.S. Government	4,874	54	-	4,928
GSE	7,063	51	(61)	7,053
MBS	4,692	55	-	4,747
Total fixed maturities	$50,600	$570	$(1,529)	$49,641

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$948	$37	$(17)	$968
Preferred stock with maturities	820	13	(10)	823
Preferred stock without maturities	3,511	117	(7)	3,621
Total equity securities	$5,279	$167	$(34)	$5,412

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

The amortized cost and fair value of fixed maturities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$4,875	$4,882	10%
Due after one year through five years	15,441	15,511	30%
Due after five years through ten years	12,148	12,121	24%
Due after ten years	7,922	7,614	15%
	40,386	40,128	79%

CMO and MBS
15 year	5,513	5,125	10%
20 year	-	-	-%
30 year	5,613	5,679	11%

	$51,512	$50,932	100%

The following tables summarize, for all securities in an unrealized loss position at March 31, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	March 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$4,223	$24	$2,688	$135	$6,911	$159
CMO – residential	359	4	1,570	346	1,929	350
CMO – commercial	-	-	306	272	306	272
States, municipalities and political subdivisions	4,390	219	855	68	5,245	287
U.S. Government	4,946	36	-	-	4,946	36
GSE	2,755	20	-	-	2,755	20
Total fixed maturities	$16,673	$303	$5,419	$821	$22,092	$1,124

EQUITY SECURITIES:

Common stock	$379	$16	$-	$-	$379	$16
Preferred stock without maturities	1,326	6	-	-	1,326	6
Total equity securities	$1,705	$22	$-	$-	$1,705	$22

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$4,714	$69	$4,287	$254	$9,001	$323
CMO – residential	617	11	1,769	435	2,386	446
CMO – commercial	-	-	310	268	310	268
States, municipalities and political subdivisions	6,278	314	1,161	117	7,439	431
GSE	5,577	61	-	-	5,577	61
Total fixed maturities	$17,186	$455	$7,527	$1,074	$24,713	$1,529

EQUITY SECURITIES:

Common stock	$465	$17	$-	$-	$465	$17
Preferred stock with maturities	-	-	240	10	240	10
Preferred stock without maturities	-	-	1,044	7	1,044	7
Total equity securities	$465	$17	$1,284	$17	$1,749	$34

At March 31, 2010 a total of 18 fixed maturities and 18 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at March 31, 2010 a total of 19 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  At December 31, 2009 a total of 25 fixed maturities and 12 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2009 a total of 24 fixed maturities and 3 equity securities were in a continuous unrealized loss position for 12 months or longer.  Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

Substantially all of the unrealized losses on fixed maturities at March 31, 2010 and December 31, 2009 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads.  Spreads have widened in recent years as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

At March 31, 2010, the Company had $1,591,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 55.3% were in CMOs that originated in 2005 or earlier and 44.7% were in CMOs that originated in 2006 or later.  The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase.  The Company’s mortgage security portfolio has no exposure to sub-prime mortgages.

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

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position.  For transactions where loan level data is not available, the model uses a proxy based on the collateral characteristics.  Assumptions about loss severity and defaults used in the model are primarily based on actual losses experienced in the collateral pool.  Prepayment speeds, both actual and estimated, are also considered. The cash flows generated by the collateral securing these securities are then determined with these defaults, loss severity and prepayment assumptions.  These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to determine the cash flows associated with the mortgage-backed security held by the Company.  In addition, the Company evaluates other asset-backed securities for other-than-temporary impairment by examining similar characteristics referenced above for mortgage-backed securities.  The Company evaluates U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, and obligations of states and political subdivisions for other-than-temporary impairment by examining similar characteristics referenced above for corporate debt securities.

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

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent and ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations for the difference between the carrying value and the fair value of the securities.  For the purpose of other-than-temporary impairment evaluations, preferred stocks are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired are included in other comprehensive income in the Consolidated Balance Sheet.

Prior to April 1, 2009, the Company assessed its ability and intent to hold a fixed maturity for a period of time sufficient to allow for a recovery in fair value. If the Company could not assert this condition, an other-than-temporary impairment loss was recognized in the Consolidated Statement of Operations representing the difference between amortized cost and fair value.

Based on management’s review of the portfolio, which considered these factors, the Company recorded no losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2009, the Company had previously recognized a total of $436,000 and $199,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statements of Operations.  As a result of new accounting standards adopted on April 1, 2009, the Company has determined that (a) the portion of the previously recorded losses on debt securities and preferred stocks evaluated as debt securities representing a credit loss is $535,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities and preferred stocks evaluated as debt securities related to all other factors was $99,000.  Since the adoption of the new accounting standards on April 1, 2009, no additional credit losses for other-than-temporary impairments were recorded on the securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income and therefore the amount of the cumulative credit loss recorded on these securities remains $99,000 at March 31, 2010.

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

5.

Net Realized Investment Gains

Net realized investment gains for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net realized investment gains (losses):
Fixed maturities	$168	$226
Common stock	21	-
Preferred stock	(3)	-
Net realized investment gains	$186	$226

For the three months ended March 31, 2010, the Company recorded realized gross gains of $263,000 and gross losses of $77,000 on sales of available-for-sale securities.  For the three months ended March 31, 2009, the Company recorded realized gross gains of $226,000 and no gross losses on sales of available-for-sale securities.  As of December 31, 2008, the Company no longer had any trading accounts.

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

The following tables present our financial assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009, respectively (in thousands):

	March 31, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$19,721	$-	$19,721
CMO - residential	-	2,702	1,830	4,532
CMO – commercial	-	-	306	306
States, municipalities and political
subdivisions	-	8,520	-	8,520
U.S. Government	-	9,828	-	9,828
GSE	-	7,738	-	7,738
MBS	-	287	-	287
Total fixed maturities	-	48,796	2,136	50,932

Equity securities available-for-sale:
Common stock	1,124	-	-	1,124
Preferred stock with maturities	297	306	-	603
Preferred stock without maturities	3,641	-	-	3,641
Total equity securities	5,062	306	-	5,368

Total financial assets	$5,062	$49,102	$2,136	$56,300

	December 31, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$18,311	$-	$18,311
CMO - residential	-	3,002	1,786	4,788
CMO – commercial	-	-	310	310
States, municipalities and political
subdivisions	-	9,504	-	9,504
U.S. Government	-	4,928	-	4,928
GSE	-	7,053	-	7,053
MBS	-	4,747	-	4,747
Total fixed maturities	-	47,545	2,096	49,641

Equity securities available-for-sale:
Common stock	968	-	-	968
Preferred stock with maturities	523	300	-	823
Preferred stock without maturities	3,621	-	-	3,621
Total equity securities	5,112	300	-	5,412

Total financial assets	$5,112	$47,845	$2,096	$55,053

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the three months ending March 31, 2020, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were sold or transferred out of the Level 3 category in the first quarter of 2010.  For the three months ended March 31, 2010, the Company did not include in earnings any realized investment gains or losses or any other-than-temporary impairments related to securities categorized as Level 3 securities. The changes in the carrying value of Level 3 assets and liabilities for the three months ended March 31, 2010 are summarized as follows (in thousands):

	CMOs
	Residential	Commercial	Total

Balance, December 31, 2009	$1,786	$310	$2,096

Transfers into Level 3	-	-	-
Repayments of fixed maturities	(68)	-	(68)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	112	(4)	108

Balance, March 31, 2010	$1,830	$306	$2,136

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the three months ended March 31, 2010 is as follows (in thousands):

Other Intangible
Assets

Balance at December 31, 2009	$2,473
Amortization expense	(196)
Balance at March 31, 2010	$2,277

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $312,000 and $235,000 for the three months ended March 31, 2010 and 2009, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

Net liabilities of $27,000 and $106,000 associated with discontinued operations at March 31, 2010 and December 31, 2009, respectively, represent estimated closure costs of Intellicom.  The Company believes the net liabilities for discontinued operations at March 31, 2010 adequately estimate the remaining costs associated with Intellicom discontinued operations.

10.

Share-Based Compensation

Total share-based compensation expense was $19,000 and $38,000 for the three months ended March 31, 2010 and 2009, respectively.  Related tax benefits of $7,000 and $13,000 were recognized for the three months ended March 31, 2010 and 2009, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2010:

	Outstanding	Exercisable

Number of options	355,900	341,511
Weighted average exercise price per share	$10.00	$10.05
Aggregate intrinsic value of options	$96,600	$96,600
Weighted average contractual term remaining	3.76 years	3.60 years

The Company’s stock option activity for the three months ended March 31, 2010 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2009	355,900	$10.00

Expired	-	-

Balance, March 31, 2010	355,900	$10.00

Compensation expense of $14,000 and $31,000 was recognized for the three months ended March 31, 2010 and 2009, respectively, for the portion of the fair value of stock options vesting during that period.

As of March 31, 2010, there was approximately $44,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2009 and 2010.  Restricted stock expense was $5,000 and $7,000, for the three months ended March 31, 2010 and 2009, respectively.

The following table summarized restricted stock activity for the three months ended March 31, 2010:

		Weighted
	No. of	Average
	Non-vested	Exercise
	Shares	Price

Balance, December 31, 2009	6,333	$6.92

Vested	-	-

Balance, March 31, 2010	6,333	$6.92

As of March 31, 2010, there was approximately $27,000 of total unrecognized compensation expense related to non-vested restricted stock which will be recognized over the remaining requisite service periods.

11.

Other Comprehensive Income

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

The comprehensive income for the three months ended March 31, 2010 and 2009 is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net income	$1,034	$1,455
Unrealized holdings gains (losses) arising
during the period	626	(81)
Reclassification adjustment for gains
included in earnings	(186)	(226)
Net unrealized gains (losses) on certain available-for-
sale securities arising during the period	440	(307)
Comprehensive income	1,474	1,148
Comprehensive income attributable to
non-controlling interests	(191)	(60)
Comprehensive income attributable to
American Independence Corp.	$1,283	$1,088

No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption of the new accounting standards related to other-than-temporary impairments in the second quarter of 2009.

12.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At March 31, 2010, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $274,300,000 for federal income tax purposes which expire between 2019 and 2029.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending March 31, 2010 and December 31, 2009 are $10,851,000 and $11,272,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at March 31, 2010.

13.

Marketing Agreement

In February 2006, Independence American entered into an agreement with EDH (“EDH Agreement”).  Under this agreement, EDH moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to, and has continued to write these products with, Independence American.  The employer-sponsored group major medical product is part of the Company’s fully insured line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to IHC in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  The payment of $2,500,000 is being amortized over the five year contract period.  As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the three months ended March 31, 2010.  The IHC Stock is held by Independence American as collateral to satisfy EDH’s obligation under the profit/loss sharing agreement.

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

As a result of an actuarial evaluation of certain performance thresholds of EDH’s block of business, the Company determined that such thresholds are not likely to be achieved.  Therefore, the fair value of the derivative liability representing the contingent payment to EDH was $0 as of March 31, 2010 and December 31, 2009.

The gain recognized on the derivative for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

		Amount of Gain
		Recognized in Income
		on Derivative
	Location of Gain	Three Months Ended
Derivatives Not Designated as Hedging	Recognized in Income on	March 31,
Instruments	Derivative	2010	2009
EDH Derivative	Other income	$-	$43
Total		$-	$43

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of American Independence Corp. ("AMIC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, and our condensed consolidated financial statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our marketing organizations, including our medical stop-loss managing general underwriter subsidiaries (“our MGUs"), our two insurance and marketing agencies IPA and HIO, and our claims administration company, ECA.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 50.1% of AMIC's stock as of March 31, 2010.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of additional shares of common stock in the open market.  IHC's senior management has provided direction to us through service agreements between us and IHC.  In 2009, Independence American’s primary source of revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and New York State short-term statutory disability benefit ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, and added dental in 2009.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its medical stop-loss products, and slightly increase the business written on its paper, especially major medical plans for individuals and families.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of March 31, 2010 was $45,928,000.

Managing General Underwriters

Risk Assessment Strategies, Inc. ("RAS"), which is headquartered near Hartford, Connecticut, markets and underwrites employer medical stop-loss and group life for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  RAS has 9 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  Marlton Risk Group LLC ("Marlton"), which is headquartered near Philadelphia, Pennsylvania, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Independence American and two other carriers.  Marlton has 17 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"), which is headquartered in Minneapolis, Minnesota, marketed and underwrote employer medical stop-loss, provider excess loss, HMO Reinsurance and ancillary products for Standard Security Life, Madison National Life, Independence American and another carrier.  During the third quarter of 2009, IndependenceCare ceased writing new business.  The Company has a 23% interest in Majestic Underwriters LLC ("Majestic"), an employer medical stop-loss MGU for Standard Security Life, Madison National Life and another carrier.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 15 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  IHC owns the remaining 77% of Majestic.

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

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Revenues	$22,844	$26,682
Expenses	21,357	24,481
Income from continuing operations, before income tax	1,487	2,201
Provision for income taxes	453	746
Net income	1,034	1,455
Less: Net income attributable to the non-controlling interest	(191)	(60)
Net income attributable to American Independence Corp.	$843	$1,395

•

Net income per share decreased to $.10 per share, diluted, or $0.8 million, for the three months ended March 31, 2010, compared to $.16 per share, diluted, or $1.4 million for the three months ended March 31, 2009.

•

The book value of the Company’s stockholders’ equity increased to $10.61 per share at March 31, 2010 compared to $10.46 per share at December 31, 2009.

•

At March 31, 2010, 97.5% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.8% and 4.6% for the three months ended March 31, 2010 and 2009, respectively.  The lower yield is due to a decrease in investments in corporate debt, collateralized mortgage obligations and mortgage-backed securities, and an increase in U.S. Government and municipal investments which bear lower interest rates.

•

Premiums earned decreased 16% to $18.4 million for the three months ended March 31, 2010 compared to $21.9 million for the three months ended March 31, 2009, primarily due to lower assumed medical stop-loss premiums and lower group major medical premiums written.

•

The Company recorded improved loss ratios in both fully insured health and DBL for the three months ended March 31, 2010.

•

For the three months ended March 31, 2010 and 2009, Independence American wrote $3.4 million and $2.1 million, respectively, of individual health business produced by our marketing organization IPA.  Independence American retains 50% of the risk on this business.

•

Underwriting experience, as indicated by GAAP Combined Ratios on our three lines of business for the three months ended March 31, 2010 and 2009, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended
	March 31,
	2010	2009

Premiums Earned	$9,510	$11,881
Insurance Benefits Claims and Reserves	7,418	6,811
Expenses	2,490	3,919

Loss Ratio(A)	78.0%	57.3%
Expense Ratio (B)	26.2%	33.0%
Combined Ratio (C)	104.2%	90.3%

▪ Fully Insured Health	Three Months Ended
	March 31,
	2010	2009

Premiums Earned	$8,105	$9,190
Insurance Benefits Claims and Reserves	4,487	6,510
Expenses	2,260	2,205

Loss Ratio(A)	55.4%	70.8%
Expense Ratio (B)	27.9%	24.0%
Combined Ratio (C)	83.3%	94.8%

▪ DBL	Three Months Ended
	March 31,
	2010	2009

Premiums Earned	$796	$876
Insurance Benefits Claims and Reserves	413	525
Expenses	261	280

Loss Ratio(A)	51.9%	59.9%
Expense Ratio (B)	32.8%	32.0%
Combined Ratio (C)	84.7%	91.9%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

•

For the three months ended March 31, 2010, our MGUs and Agencies generated revenues of $3.7 million compared to $3.8 million for the three months ended March 31, 2009.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2009.  Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2009.  During the three months ended March 31, 2010, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2009 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2010, Compared to the Three Months Ended March 31, 2009.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$9,510	-	409	7,418	2,453	37	$11
Fully Insured Health	8,105	-	125	4,487	2,135	125	1,483
DBL	796	-	18	413	261	-	140
Total Independence
American	18,411	-	552	12,318	4,849	162	1,634
MGU Subs and
Agencies	-	3,633	62	-	3,563	51	81
Corporate	-	-	-	-	414	-	(414)
Subtotal	$18,411	3,633	614	12,318	8,826	213	1,301

Net realized investment gains							186
Income before income taxes							1,487
Income taxes							(453)
Net income							1,034
Less: Net income attributable to the noncontrolling interest							(191)
Net income attributable to American Independence Corp.							$843

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2009	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$11,881	11	472	6,811	3,882	37	$1,634
Fully Insured Health	9,190	32	130	6,510	2,080	125	637
DBL	876	-	17	525	280	-	88
Total Independence
American	21,947	43	619	13,846	6,242	162	2,359
MGU Subs and
Agencies	-	3,753	94	-	3,870	47	(70)
Corporate	-	-	-	-	314	-	(314)
Subtotal	$21,947	3,796	713	13,846	10,426	209	1,975

Net realized investment gains							226
Income before income taxes							2,201
Income taxes							(746)
Net income							1,455
Less: Net income attributable to the noncontrolling interest							(60)
Net income attributable to American Independence Corp.							$1,395

Premiums Earned.  Premiums earned decreased 16%, or $3,536,000, to $18,411,000 for the three months ended March 31, 2010, compared to $21,947,000 for the three months ended March 31, 2009.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $9,510,000 and $11,881,000 for the three months ended March 31, 2010 and 2009, respectively.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($2,406,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, and individual health were $8,105,000 and $9,190,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($1,265,000) and a decrease in group major medical premiums assumed from IHC ($667,000), offset by an increase in individual health premiums written by Independence American ($655,000).  Premiums relating to DBL were $796,000 and $876,000 for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 22% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income decreased $111,000 to $3,643,000 for the three months ended March 31, 2010, compared to $3,754,000 for the three months ended March 31, 2009.  MGU fee income-administration decreased $367,000 to $1,103,000 for the three months ended March 31, 2010, compared to $1,470,000 for the three months ended March 31, 2009, as our MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission increased $140,000 to $261,000 for the three months ended March 31, 2010, compared to $121,000 for the three months ended March 31, 2009.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2010 are based on business written during portions of 2007, 2008 and 2009.  For the three months ended March 31, 2010, income from our Agencies consisted of commission income and other fees of $1,558,000 from IPA, revenue of $598,000 from HIO, and $123,000 of claims administration fees from ECA.  For the three months ended March 31, 2009, income from our Agencies consisted of commission income and other fees of $1,712,000 from IPA and revenue of $335,000 from HIO, and $116,000 of claims administration fees from ECA.

Net Investment Income.  Net investment income decreased $99,000 to $614,000 for the three months ended March 31, 2010, compared to $713,000 for the three months ended March 31, 2009.  The investment yields were 3.8% for the three months ended March 31, 2010 and 4.6% for the comparable period in 2009.  The lower yield is due to a decrease in investments in corporate debt, collateralized mortgage obligations and mortgage-backed securities, and an increase in U.S. Government and municipal investments which bear lower interest rates.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $186,000 for the three months ended March 31, 2010, compared to a gain of $226,000 for the three months ended March 31, 2009.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income (Loss).  Other income (loss) was ($10,000) for the three months ended March 31, 2010 compared to $42,000 for the three months ended March 31, 2009.  Included in the three months ended March 31, 2009 is income of $43,000 representing a decrease in the fair value of the derivative liability relating to the agreement with Employers Direct Health, Inc. (“EDH”) (see Note 13 of Notes to Condensed Consolidated Financial Statements).  The unrealized gain for 2009 reflects the lower probability of EDH business meeting target benchmarks.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 11%, or $1,528,000, to $12,318,000 for the three months ended March 31, 2010, compared to $13,846,000 for the three months ended March 31, 2009.  The decrease of $1,528,000 is primarily comprised of a decrease in direct fully insured of $1,559,000 due to lower premiums written and improved loss ratios in group major medical, slightly offset by higher premiums and higher loss ratios in individual health, a decrease in assumed medical stop-loss of $896,000 due to lower earned premiums, a decrease in assumed fully insured of $466,000 due to lower premiums written and lower loss ratios, offset by an increase of $1,505,000 in direct medical stop-loss as a result of higher loss ratios.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $1,600,000 to $8,826,000 for the three months ended March 31, 2010, compared to $10,426,000 for the three months ended March 31, 2009.  This decrease is primarily due to (i) a decrease in commission expense of $1,439,000 incurred by Independence American, which results, in large part, from a decrease in medical stop-loss premiums assumed and a decrease in group major medical premiums written, and (ii) lower expenses at IndependenceCare of $182,000, primarily due to lower payroll expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $4,000 to $213,000 for the three months ended March 31, 2010, compared to $209,000 for the three months ended March 31, 2009.

Income Taxes.  The provision for income taxes decreased $293,000 to $453,000, an effective rate of 35.0%, for the three months ended March 31, 2010, compared to $746,000, an effective rate of 34.8%, for the three months ended March 31, 2009.  Net income for the three months ended March 31, 2010 and 2009 includes a non-cash provision for federal income taxes of $422,000 and $698,000, respectively.  The state tax effective rate increased to 1.2% for the three months ended March 31, 2010, compared to 0.7% for the three months ended March 31, 2009.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will increase relative to a decrease in Independence American’s pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  The Company recorded net income attributable to the non-controlling interest of $191,000 and $60,000 for the three months ended March 31, 2010 and 2009, respectively.  The net income for the three months ended March 31, 2010 and 2009 relates to the 49% non-controlling interest in IPA and the 49% non-controlling interest in HIO.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased 40% to $843,000, or $.10 per share, diluted, for the three months ended March 31, 2010, compared to $1,395,000, or $.16 per share, diluted, for the three months ended March 31, 2009.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the three months ended March 31, 2010, our MGUs and Agencies paid $716,000 in dividends to Corporate.

Cash Flows

As of March 31, 2010, the Company had $62,016,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $60,894,000 as of December 31, 2009.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2010 was $543,000.  Net cash provided by investing activities of continuing operations for the three months ended March 31, 2010 was $145,000.

As of March 31, 2010, the Company had $3,445,000 of restricted cash at our MGUs.  The amount at our MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $3,445,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by our MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by our MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at our MGUs, our MGUs are in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that our MGUs can access.  The cash is used by our MGUs to pay claims on behalf of the insurance carriers they represent.  The availability of cash enables our MGUs to reimburse claims in a timely manner.

As of March 31, 2010, the Company had $27,373,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $434,000 to $57,255,000 during the three months ended March 31, 2010 from $56,821,000 at December 31, 2009, primarily due to a decrease in unrealized losses due to a recovery of fixed income securities in the financial markets.

The Company had receivables from reinsurers of $10,696,000 at March 31, 2010.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at March 31, 2010

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	March 31,	December 31,
	2010	2009

Medical Stop-Loss	$22,840	$25,833
Fully Insured Health	7,318	8,294
DBL	660	680

	$30,818	$34,807

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

Major factors that affect the Projected Net Loss Ratio assumption in reserving for medical stop-loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (ii) the adherence by the MGUs that produce and administer this business to the Company's underwriting guidelines. Changes in these underlying factors are what determine the reasonably likely changes in the Projected Net Loss Ratio.

The primary assumption in the determination of fully insured reserves is that historical claim development patterns tend to be representative of future claim development patterns. Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in product design, changes in time delay in submission of claims, and the incidence of unusually large claims. The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are minimal. The time delay in submission of claims tends to be stable over time and not subject to significant volatility. Since our analysis considered a variety of outcomes related to these factors, the Company does not believe that any reasonably likely change in these factors will have a material effect on the Company’s financial condition, results of operations, or liquidity.

The $1,302,000 increase in AMIC’s stockholders' equity in the first three months of 2010 is primarily due to $843,000 in net income and a $440,000 decrease in net unrealized losses on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $1,146,000 at March 31, 2010, approximately 97.5% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At March 31, 2010, approximately 2.5% (or $1,285,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at March 31, 2010.

At March 31, 2010, the Company had $1,591,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 55.3% were in CMOs that originated in 2005 or earlier and 44.7% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the three months ended March 31, 2010 and 2009, the Company recorded no realized losses for other-than-temporary impairments.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2010 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$454	$454
Equity securities	6	-	-	-	6

Total	$6	$-	$-	$454	$460

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2010.  In 2010, the Company experienced a decrease in net unrealized losses of $440,000 which increased stockholders' equity by $440,000 (reflecting net unrealized losses of $386,000 at March 31, 2010 compared to net unrealized losses of $826,000 at December 31, 2009).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

OUTLOOK

For 2010, we will continue to emphasize:

•

Improving the profitability of our Medical Stop-Loss business, which was adversely impacted by one of the medical stop-loss programs.  Corrective action has been taken on this program, which has produced good results in prior years, and we expect improved results.

•

Continuing to seek additional opportunities to distribute medical stop-loss and fully insured health products on Independence American paper.

•

Roll out various supplemental medical products by 2011 for which we believe there will be a developing market in future years.  Independence American could file these products and they could be distributed by Independent Producers of America, among others

•

Continuing the improved profitability of our Fully Insured Health business by monitoring compliance with the corrective actions taken in 2009 on this line.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010.  Since detailed implementation regulations have not yet been issued, we are still assessing the full extent of the laws' impact on our business. We have begun a comprehensive review of all the options for AMIC and we are completing a thorough evaluation of our options for those health insurance products that may be affected. We know that the law will require us to operate with a lower expense structure for our major medical plans in the small employer and individual markets, but the law may not require lower expense structures in our other lines of business.

Our results depend on the adequacy of our product pricing, our underwriting and the accuracy of our reserving methodology, returns on our invested assets and our ability to manage expenses.  Therefore, factors affecting these items, including unemployment and global financial markets, may have a material adverse effect on our results of operations and financial condition.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities. Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at March 31, 2010:

	March 31, 2010
	Change in Interest Rates
	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline	200 basis point decline
Corporate securities	$17,820	$18,735	$19,721	$20,776	$21,813
CMO	4,466	4,645	4,838	5,045	5,275
U.S. Government obligations	8,980	9,393	9,828	10,284	10,759
Agency MBS	273	280	287	295	303
GSE	7,130	7,425	7,738	8,070	8,413
State & Political Subdivisions	7,485	7,981	8,520	9,093	9,659

Total Estimated fair value	$46,154	$48,459	$50,932	$53,563	$56,222

Estimated change in value	$(4,778)	$(2,473)		$2,631	$5,290

The Company monitors its investment portfolio on a continuous basis and believes that the liquidity of the Company will not be adversely affected by its current investments. This monitoring includes the maintenance of an asset-liability model that matches current insurance liability cash flows with current investment cash flows. This is accomplished by first creating an insurance model of the Company's in-force policies using current assumptions on mortality, lapses and expenses. Then, current investments are assigned to specific insurance blocks in the model using appropriate prepayment schedules and future reinvestment patterns.

The results of the model specify whether the investments and their related cash flows can support the related current insurance cash flows. Additionally, various scenarios are developed changing interest rates and other related assumptions. These scenarios help evaluate the market risk due to changing interest rates in relation to the business.

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

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in response to Item 1A. to Part 1 of Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4.

(Removed and Reserved)

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	May 17, 2010

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	May 17, 2010