Form 10-Q
period 2010-06-30
AMERICAN INDEPENDENCE CORP
filed 2010-08-12
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2010
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [X]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2010
Common stock, $0.01 par value	8,510,808 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2010	December 31,
ASSETS:	(Unaudited)	2009
Investments:
Securities purchased under agreements to resell	$-	$2,577
Fixed maturities available-for-sale, at fair value	53,877	49,641
Equity securities available-for-sale, at fair value	4,632	5,412

Total investments	58,509	57,630

Cash and cash equivalents	1,952	4,073
Restricted cash ($3,736 and $3,198, respectively, restricted by related parties)	5,346	5,521
Accrued investment income	469	454
Premiums receivable ($4,119 and $4,946, respectively, due from related parties)	10,136	10,540
Net deferred tax asset	10,633	11,272
Due from reinsurers ($6,780 and $7,047, respectively, due from related parties)	11,490	11,011
Goodwill	23,561	23,561
Intangible assets	2,081	2,473
Accrued fee income ($323 and $452, respectively, due from related parties)	1,448	804
Due from securities brokers	1,654	19
Other assets ($9 and $0, respectively, due from related parties)	7,246	7,024

TOTAL ASSETS	$134,525	$134,382

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($13,926 and $18,630, respectively, due to related parties)	$26,405	$29,286
Premium and claim funds payable ($3,736 and $3,198, respectively,
due to related parties)	5,346	5,521
Commission payable ($2,370 and $2,391, respectively, due to related parties)	3,736	3,928
Accounts payable, accruals and other liabilities ($415 and $276, respectively,
due to related parties)	3,459	3,071
State income taxes payable	769	703
Due to securities brokers	553	828
Due to reinsurers ($469 and $160 respectively, due to related parties)	2,486	1,680
Net liabilities associated with discontinued operations	-	106

Total liabilities	42,754	45,123

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,516,976 and 8,506,489 shares outstanding, respectively	92	92
Additional paid-in capital	479,897	479,864
Accumulated other comprehensive loss	406	(826)
Treasury stock, at cost, 664,817 and 675,304 shares, respectively	(7,955)	(8,082)
Accumulated deficit	(380,837)	(382,075)
Total American Independence Corp. stockholders’ equity	91,603	88,973
Non-controlling interest in subsidiaries	168	286
Total equity	91,771	89,259
TOTAL LIABILITIES AND EQUITY	$134,525	$134,382

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
REVENUES:
Premiums earned ($9,009 , $11,840, $17,811 and
$23,734, respectively, from related parties)	$19,406	$22,129	$37,817	$44,076
MGU and agency income ($1,275, $2,148, $2,948
and $3,529, respectively, from related parties)	3,572	3,684	7,215	7,438
Net investment income	661	765	1,275	1,478
Net realized investment gains	123	35	309	261
Other-than-temporary impairment losses	(29)	-	(29)	-
Other income	52	141	42	183
	23,785	26,754	46,629	53,436

EXPENSES
Insurance benefits, claims and reserves ($6,470, $7,969,
$11,001 and $14,655, respectively, from related parties)	14,013	15,541	26,331	29,387
Selling, general and administrative expenses ($2,920, $3,866,
$6,103 and $7,813, respectively, from related parties)	8,556	10,044	17,382	20,470
Amortization and depreciation	218	210	431	419
	22,787	25,795	44,144	50,276

Income before income tax	998	959	2,485	3,160
Provision for income taxes	244	281	697	1,027

Net income	754	678	1,788	2,133
Less: Net income attributable to the non-controlling interest	(281)	(207)	(472)	(267)

Net income attributable to American Independence Corp.	$473	$471	$1,316	$1,866

Basic income per common share:
Net income attributable to American Independence Corp.
common stockholders	$.06	$.06	$.16	$.22

Weighted-average shares outstanding	8,509	8,504	8,508	8,504

Diluted income per common share:
Net income attributable to American Independence Corp.
common stockholders	$.06	$.06	$.16	$.22

Weighted-average diluted shares outstanding	8,509	8,504	8,508	8,504

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2009	$92	$479,864	$(826)	$(8,082)	$(382,075)	$88,973	$286	$89,259

Net income					1,316	1,316	472	1,788
Net change in unrealized gains (losses)
on certain available-for-sale securities			1,232			1,232	-	1,232
Total comprehensive income						2,548	472	3,020

Exercise of stock options				120	(75)	45	-	45
Other stock issuances		(5)		8	(3)	-	-	-
Repurchase of common stock				(1)		(1)	-	(1)
Dividends paid to non-controlling interest							(590)	(590)
Share-based compensation expense		38				38	-	38

BALANCE AT JUNE 30, 2010	$92	$479,897	$406	$(7,955)	$(380,837)	$91,603	$168	$91,771

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,788	$2,133
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(309)	(261)
Other-than-temporary impairment losses	29	-
Amortization and depreciation	431	419
Equity loss	16	17
Deferred tax expense	707	992
Non-cash stock compensation expense	38	61
Change in operating assets and liabilities:
Change in insurance reserves	(2,881)	(1,960)
Change in net amounts due from and to reinsurers	327	(895)
Change in accrued fee income	(644)	(211)
Change in premiums receivable	404	335
Change in income taxes	(29)	10
Change in other assets and other liabilities	(583)	204

Net cash provided (used) by operating activities of continuing operations	(706)	844
Net cash used by operating activities of discontinued operations	(93)	(128)
Net cash provided (used) by operating activities	(799)	716

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(1,910)	1,002
Net sales of securities under resale and repurchase agreements	2,577	1,424
Sales of and principal repayments on fixed maturities	20,600	24,907
Maturities and other repayments of fixed maturities	7,382	4,313
Purchases of fixed maturities	(30,661)	(33,535)
Sales of equity securities	2,607	350
Purchases of equity securities	(1,961)	-

Net cash used by investing activities	(1,366)	(1,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	45	-
Repurchase of common stock	(1)	-

Net cash provided by financing activities	44	-

Decrease in cash and cash equivalents	(2,121)	(823)
Cash and cash equivalents, beginning of period	4,073	4,401
Cash and cash equivalents, end of period	$1,952	$3,578

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$5	$24

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our managing general underwriter subsidiaries: IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"), Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; e) our 51% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization; and f) our wholly owned claims administration company, IHC Risk Solutions, Inc. (“RSI”), formerly known as Excess Claims Administrators, Inc.  IndependenceCare, RAS and Marlton are collectively referred to as "our MGUs".  HIO, IPA and RSI are collectively referred to as “our Agencies”.  Consistent with the Company’s branding strategy, our MGUs are now doing business as IHC Risk Solutions – RAS and IHC Risk Solutions – Marlton, respectively.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 50.1% of AMIC's stock as of June 30, 2010.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of approximately 28,000 shares of common stock of AMIC in the open market.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York State statutory disability benefit law (“DBL”), short-term medical (“STM”), and group major medical.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be anticipated for the entire year.

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

(D)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three month and six month periods ended June 30, 2010.  The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Restricted stock and common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  For the three months and six months ended June 30, 2010 and 2009, shares from the assumed dilution due to the exercise of common stock options and vesting of restricted stock using the treasury stock method were deemed anti-dilutive.

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

MGU and Agency income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Agency income	$2,208	$2,060	$4,487	$4,223
MGU fee income–administration	1,101	1,401	2,204	2,871
MGU fee income– profit commissions	263	223	524	344

	$3,572	$3,684	$7,215	$7,438

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	JUNE 30, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$20,671	$502	$(39)	$21,134
Collateralized mortgage obligations (CMO) –
residential	3,369	201	(293)	3,277
CMO – commercial	578	-	(261)	317
States, municipalities and political subdivisions	14,646	141	(180)	14,607
U.S. Government	4,982	142	-	5,124
Government sponsored enterprise (GSE)	8,949	182	-	9,131
Agency mortgage backed pass
through securities (MBS)	269	18	-	287
Total fixed maturities	$53,464	$1,186	$(773)	$53,877

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$1,076	$34	$(71)	$1,039
Preferred stock with maturities	570	17	-	587
Preferred stock without maturities	2,993	28	(15)	3,006
Total equity securities	$4,639	$79	$(86)	$4,632

	DECEMBER 31, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$18,448	$186	$(323)	$18,311
CMO – residential	5,053	181	(446)	4,788
CMO – commercial	578	-	(268)	310
States, municipalities and political subdivisions	9,892	43	(431)	9,504
U.S. Government	4,874	54	-	4,928
GSE	7,063	51	(61)	7,053
MBS	4,692	55	-	4,747
Total fixed maturities	$50,600	$570	$(1,529)	$49,641

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$948	$37	$(17)	$968
Preferred stock with maturities	820	13	(10)	823
Preferred stock without maturities	3,511	117	(7)	3,621
Total equity securities	$5,279	$167	$(34)	$5,412

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

The amortized cost and fair value of fixed maturities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$-	$-	-%
Due after one year through five years	22,020	22,465	42%
Due after five years through ten years	12,455	12,725	24%
Due after ten years	8,812	8,740	16%
	43,287	43,930	82%

CMO and MBS
15 year	4,216	3,881	7%
20 year	-	-	-%
30 year	5,961	6,066	11%

	$53,464	$53,877	100%

The following tables summarize, for all securities in an unrealized loss position at June 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	June 30, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$469	$7	$1,415	$32	$1,884	$39
CMO – residential	220	36	1,147	257	1,367	293
CMO – commercial	-	-	317	261	317	261
States, municipalities and political subdivisions	1,874	42	3,939	138	5,813	180
Total fixed maturities	$2,563	$85	$6,818	$688	$9,381	$773

EQUITY SECURITIES:

Common stock	$581	$71	$-	$-	$581	$71
Preferred stock without maturities	980	15	-	-	980	15
Total equity securities	$1,561	$86	$-	$-	$1,561	$86

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$4,714	$69	$4,287	$254	$9,001	$323
CMO – residential	617	11	1,769	435	2,386	446
CMO – commercial	-	-	310	268	310	268
States, municipalities and political subdivisions	6,278	314	1,161	117	7,439	431
GSE	5,577	61	-	-	5,577	61
Total fixed maturities	$17,186	$455	$7,527	$1,074	$24,713	$1,529

EQUITY SECURITIES:

Common stock	$465	$17	$-	$-	$465	$17
Preferred stock with maturities	-	-	240	10	240	10
Preferred stock without maturities	-	-	1,044	7	1,044	7
Total equity securities	$465	$17	$1,284	$17	$1,749	$34

At June 30, 2010, a total of 5 fixed maturities and 20 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at June 30, 2010, a total of 16 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  At December 31, 2009 a total of 25 fixed maturities and 12 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2009, a total of 24 fixed maturities and 3 equity securities were in a continuous unrealized loss position for 12 months or longer.  Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

Substantially all of the unrealized losses on fixed maturities at June 30, 2010 and December 31, 2009 were attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads.  Spreads have widened in recent years as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

At June 30, 2010, the Company had $1,549,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 58.7% were in CMOs that originated in 2005 or earlier and 41.3% were in CMOs that originated in 2006 or later.  The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase.

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

Based on management’s review of the portfolio, which considered these factors, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Other-than-temporary impairments:
Fixed maturities	$29	$-	$29	$-
	$29	$-	$29	$-

Other-than-temporary impairments of $29,000 on fixed maturities were recorded during the three months and six months ended June 30, 2010.  The amount of $29,000 represents a credit loss as a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.  No losses for other-than-temporary impairments were recognized in other comprehensive income for the three months and six months ended June 30, 2010.

At June 30, 2010 and December 31, 2009, cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income remained $99,000.

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

5.

Net Realized Investment Gains

Net realized investment gains for the three months and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net realized investment gains (losses):
Fixed maturities	$134	$15	$302	$241
Common stock	13	-	34	-
Preferred stock	(24)	20	(27)	20
Net realized investment gains	$123	$35	$309	$261

For the three months and six months ended June 30, 2010, the Company recorded realized gross gains of $183,000 and $446,000, respectively, and gross losses of $60,000 and $137,000, respectively, on sales of available-for-sale securities.  For the three  months and six months ended June 30, 2009, the Company recorded realized gross gains of $195,000 and $421,000, respectively, and gross losses of $160,000 and $160,000, respectively, on sales of available-for-sale securities.  As of December 31, 2008, the Company no longer had any trading accounts.

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

The following tables present our financial assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009, respectively (in thousands):

	June 30, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$21,134	$-	$21,134
CMO - residential	-	1,482	1,795	3,277
CMO – commercial	-	-	317	317
States, municipalities and political
subdivisions	-	14,607	-	14,607
U.S. Government	-	5,124	-	5,124
GSE	-	9,131	-	9,131
MBS	-	287	-	287
Total fixed maturities	-	51,765	2,112	53,877

Equity securities available-for-sale:
Common stock	1,039	-	-	1,039
Preferred stock with maturities	281	306	-	587
Preferred stock without maturities	3,006	-	-	3,006
Total equity securities	4,326	306	-	4,632

Total financial assets	$4,326	$52,071	$2,112	$58,509

	December 31, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$18,311	$-	$18,311
CMO - residential	-	3,002	1,786	4,788
CMO – commercial	-	-	310	310
States, municipalities and political
subdivisions	-	9,504	-	9,504
U.S. Government	-	4,928	-	4,928
GSE	-	7,053	-	7,053
MBS	-	4,747	-	4,747
Total fixed maturities	-	47,545	2,096	49,641

Equity securities available-for-sale:
Common stock	968	-	-	968
Preferred stock with maturities	523	300	-	823
Preferred stock without maturities	3,621	-	-	3,621
Total equity securities	5,112	300	-	5,412

Total financial assets	$5,112	$47,845	$2,096	$55,053

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the three months and six months ending June 30, 2010, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were sold or transferred out of the Level 3 category in the first six months of 2010.  For the three months and six months ended June 30, 2010, the Company did not include in earnings any realized investment gains or losses.  The Company included $29,000 of other-than-temporary impairments related to securities categorized as Level 3 securities. The changes in the carrying value of Level 3 assets and liabilities for the three months and six months ended June 30, 2010 are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	CMOs			CMOs
	Residential	Commercial	Total	Residential	Commercial	Total

Balance, beginning of period	$1,830	$306	$2,136	$1,786	$310	$2,096

Transfers into Level 3	-	-	-	-	-	-
Repayments of fixed maturities	(66)	-	(66)	(134)	-	(134)
Other-than-temporary
impairment losses	(29)	-	(29)	(29)	-	(29)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	60	11	71	172	7	179

Balance, end of period	$1,795	$317	$2,112	$1,795	$317	$2,112

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the six months ended June 30, 2010 is as follows (in thousands):

Other Intangible
Assets

Balance at December 31, 2009	$2,473
Amortization expense	(392)
Balance at June 30, 2010	$2,081

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $267,000 and $271,000 for the three months ended June 30, 2010 and 2009, respectively, and $579,000 and $506,000 for the six months ended June 30, 2010 and 2009, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

Independence American assumes premiums from IHC subsidiaries, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health and medical stop-loss business written and assumed by Independence American.  Additionally, our MGUs market, underwrite and provide administrative services, and RSI provides medical management and claims adjudication, for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC.  Our MGUs and RSI record related income, assets and liabilities in connection with that business.  Such related-party information is disclosed on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.  The cost of this coverage is split proportionally between the Company and IHC according to the type of risk and the Company’s portion is recorded in Selling, General and Administrative Expenses.

9.

Share-Based Compensation

Total share-based compensation expense was $19,000 and $23,000 for the three months ended June 30, 2010 and 2009, respectively, and $38,000 and $61,000 for the six months ended June 30, 2010 and 2009, respectively.  Related tax benefits of $7,000 and $8,000 were recognized for the three months ended June 30, 2010 and 2009, respectively, and $13,000 and $21,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2010:

	Outstanding	Exercisable

Number of options	359,234	337,330
Weighted average exercise price per share	$9.95	$10.20
Aggregate intrinsic value of options	$36,251	$29,584
Weighted average contractual term remaining	3.83 years	3.50 years

The Company’s stock option activity for the six months ended June 30, 2010 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2009	355,900	$10.00

Granted	13,334	4.60
Exercised	(10,000)	4.50

Balance, June 30, 2010	359,234	$9.95

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the six months ended June 30, 2009. The weighted average grant-date fair-value of options granted during the six months ended June 30, 2010 was $2.79 per share. The assumptions set forth in the table below were used to value the stock options granted during the six month period ended June 30, 2010:

Weighted-average risk-free interest rate	3.69%
Annual dividend rate per share	$-
Weighted-average volatility factor of the Company's common stock	45.00
Weighted-average expected term of options	5 years

Compensation expense of $14,000 and $16,000 was recognized for the three months ended June 30, 2010 and 2009, respectively, and $28,000 and $47,000 for the six months ended June 30, 2010 and 2009, respectively, for the portion of the fair value of stock options vesting during that period.

As of June 30, 2010, there was approximately $78,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2009 and 2010.  Restricted stock expense was $5,000 and $7,000, for the three months ended June 30, 2010 and 2009, respectively, and $10,000 and $14,000, for the six months ended June 30, 2010 and 2009, respectively.

The following table summarized restricted stock activity for the six months ended June 30, 2010:

		Weighted
	No. of	Average
	Non-vested	Exercise
	Shares	Price

Balance, December 31, 2009	6,333	$6.92

Vested	(2,500)	6.92
Forfeited	(1,333)	6.92

Balance, June 30, 2010	2,500	$6.92

As of June 30, 2010, there was approximately $17,000 of total unrecognized compensation expense related to non-vested restricted stock which will be recognized over the remaining requisite service periods.

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

The comprehensive income for the three months and six months ended June 30, 2010 and 2009 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$754	$678	$1,788	$2,133
Unrealized holdings gains (losses) arising
during the period	915	1,786	1,541	1,705
Reclassification adjustment for gains
included in earnings	(123)	(35)	(309)	(261)
Net unrealized gains (losses) on certain available-for-
sale securities arising during the period	792	1,751	1,232	1,444
Comprehensive income	1,546	2,429	3,020	3,577
Comprehensive income attributable to
non-controlling interests	(281)	(207)	(472)	(267)
Comprehensive income attributable to
American Independence Corp.	$1,265	$2,222	$2,548	$3,310

No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption of the new accounting standards related to other-than-temporary impairments in the second quarter of 2009.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At June 30, 2010, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $273,900,000 for federal income tax purposes which expire between 2019 and 2029.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending June 30, 2010 and December 31, 2009 are $10,633,000 and $11,272,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at June 30, 2010.

12.

Marketing Agreement

In February 2006, Independence American entered into an agreement with Employers Direct Health, Inc. (“EDH”).  Under this agreement (“EDH Agreement”), EDH moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to, and has continued to write these products with, Independence American.  The employer-sponsored group major medical product is part of the Company’s fully insured line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to IHC in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  The payment of $2,500,000 is being amortized over the five year contract period.  As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the three months and six months ended June 30, 2010.  The IHC Stock is held by Independence American as collateral to satisfy EDH’s obligation under the profit/loss sharing agreement.

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

As a result of an actuarial evaluation of certain performance thresholds of EDH’s block of business, the Company determined that such thresholds are not likely to be achieved as a result of higher than expected loss ratios on this program.  Therefore, the fair value of the derivative liability representing the contingent payment to EDH was $0 as of June 30, 2010 and December 31, 2009.

The gain recognized on the derivative for the three months and six months ended June 30, 2010 and 2009 are as follows (in thousands):

		Amount of Gain (Loss)
		Recognized in Income
		on Derivative
	Location of Gain or (Loss)	Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging	Recognized in Income on	June 30,		June 30,
Instruments under SFAS No. 133	Derivative	2010	2009	2010	2009
EDH Derivative	Other income (loss)	$-	$85	$-	$128
Total		$-	$85	$-	$128

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our marketing organizations, including our medical stop-loss managing general underwriter subsidiaries (“our MGUs"), our two insurance and marketing agencies IPA and HIO, and our claims administration company, RSI.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 50.1% of AMIC's stock as of June 30, 2010.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of additional shares of common stock in the open market.  IHC's senior management has provided direction to us through service agreements between us and IHC.  In 2009, Independence American’s primary source of revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and New York State short-term statutory disability benefit ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, and added dental in 2009.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its medical stop-loss products, and slightly increase the business written on its paper, especially major medical plans for individuals and families.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of June 30, 2010 was $46,540,000.

Managing General Underwriters

IHC Risk Solutions – RAS (formerly known as Risk Assessment Strategies, Inc. ("RAS")), which is headquartered near Hartford, Connecticut, markets and underwrites employer medical stop-loss and group life for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  RAS has 9 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  IHC Risk Solutions – Marlton (formerly known as Marlton Risk Group LLC ("Marlton")), which is headquartered near Philadelphia, Pennsylvania, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Independence American and two other carriers.  Marlton has 17 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"), which was headquartered in Minneapolis, Minnesota, marketed and underwrote employer medical stop-loss, provider excess loss, HMO Reinsurance and ancillary products for Standard Security Life, Madison National Life, Independence American and another carrier.  During the third quarter of 2009, IndependenceCare ceased writing new business.  The Company has a 23% interest in IHC Risk Solutions – Majestic (formerly known as Majestic Underwriters LLC ("Majestic")), an employer medical stop-loss MGU for Standard Security Life, Madison National Life and another carrier.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 15 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  IHC owns the remaining 77% of Majestic.

Agencies

In the fourth quarter of 2008, the Company formed RSI to administer, adjudicate, and process claims and perform medical management services for our MGUs, Majestic and third parties.  These functions, which were previously performed by each MGU separately, were consolidated in order to generate cost savings through economies of scale and provide more uniform results among the MGUs.  RSI, which is headquartered near Philadelphia, Pennsylvania, has 12 employees.  The Company has a 51% interest in both HIO and IPA.  HIO, which is headquartered in Minneapolis, Minnesota, is an insurance and marketing agency through its well-established internet domain address: www.healthinsurance.org.  This domain generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  IPA, which is headquartered in Tampa, Florida, is a national, career agent marketing organization.  IPA operates under a controlled career agent distribution model in which independent producers sell products approved by IPA and AMIC.

The following is a summary of key performance information and events:

The results of operations for the three months and six months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$23,785	$26,754	$46,629	$53,436
Expenses	22,787	25,795	44,144	50,276
Income from continuing operations, before income tax	998	959	2,485	3,160
Provision for income taxes	244	281	697	1,027
Net income	754	678	1,788	2,133
Less: Net income attributable to the non-controlling interest	(281)	(207)	(472)	(267)
Net income attributable to American Independence Corp.	$473	$471	$1,316	$1,866

•

Net income per share was $.06 per share, diluted, or $0.5 million, for the three months ended June 30, 2010 and for the three months ended June 30, 2009, respectively.  Net income per share decreased to $.16 per share, diluted, or $1.3 million, for the six months ended June 30, 2010, compared to $.22 per share, diluted, or $1.9 million for the six months ended June 30, 2009

•

The book value of the Company’s stockholders’ equity increased to $10.76 per share at June 30, 2010 compared to $10.46 per share at December 31, 2009.

•

At June 30, 2010, 97.2% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 4.0% and 4.6% for the six months ended June 30, 2010 and 2009, respectively.  The lower yield is due to a decrease in investments in collateralized mortgage obligations and mortgage-backed securities, and an increase in government sponsored enterprise investments and municipal investments which bear lower interest rates.

•

Premiums earned decreased 14% to $37.8 million for the six months ended June 30, 2010 compared to $44.1 million for the six months ended June 30, 2009, primarily due to lower assumed medical stop-loss premiums and lower group major medical and individual health premiums written.

•

The Company recorded improved loss ratios in both fully insured health and DBL for the six months ended June 30, 2010.  The Company was adversely impacted by higher losses than originally anticipated on one medical stop-loss program which caused an increase in loss ratio for the three and six months ended June 30, 2010 (see Note 12 of Notes to Condensed Consolidated Financial Statements).

•

For the six months ended June 30, 2010 and 2009, Independence American wrote $7.0 million and $4.8 million, respectively, of individual health business produced by our marketing organization IPA.  Independence American retains 50% of the risk on this business.

•

Underwriting experience, as indicated by GAAP Combined Ratios on our three lines of business for the three months and six months ended June 30, 2010 and 2009, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Premiums Earned	$10,564	$12,234	$20,074	$24,115
Insurance Benefits Claims and Reserves	8,017	8,070	15,435	14,881
Expenses	2,802	4,017	5,293	7,935

Loss Ratio(A)	75.9%	66.0%	76.9%	61.7%
Expense Ratio (B)	26.5%	32.8%	26.4%	32.9%
Combined Ratio (C)	102.4%	98.8%	103.3%	94.6%

▪ Fully Insured Health	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Premiums Earned	$8,054	$9,115	$16,159	$18,305
Insurance Benefits Claims and Reserves	5,545	7,007	10,032	13,517
Expenses	1,943	1,908	4,203	4,113

Loss Ratio(A)	68.8%	76.9%	62.1%	73.8%
Expense Ratio (B)	24.1%	20.9%	26.0%	22.5%
Combined Ratio (C)	92.9%	97.8%	88.1%	96.3%

▪ DBL	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Premiums Earned	$788	$780	$1,584	$1,656
Insurance Benefits Claims and Reserves	451	464	864	989
Expenses	189	239	450	519

Loss Ratio(A)	57.2%	59.5%	54.5%	59.7%
Expense Ratio (B)	24.0%	30.6%	28.4%	31.3%
Combined Ratio (C)	81.2%	90.1%	82.9%	91.0%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

•

For the six months ended June 30, 2010, our MGUs and Agencies generated revenues of $7.4 million compared to $7.7 million for the six months ended June 30, 2009.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2009.  Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2009.  During the six months ended June 30, 2010, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2009 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2010, Compared to the Three Months Ended June 30, 2009.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$10,564	-	448	8,017	2,766	36	$193
Fully Insured Health	8,054	-	137	5,545	1,817	126	703
DBL	788	-	20	451	189	-	168
Total Independence
American	19,406	-	605	14,013	4,772	162	1,064
MGU Subs and
Agencies	-	3,624	54	-	3,288	56	334
Corporate	-	-	2	-	496	-	(494)
Subtotal	$19,406	3,624	661	14,013	8,556	218	904

Net realized investment gains							123
Other-than-temporary impairment losses							(29)
Income before income taxes							998
Income taxes							(244)
Net income							754
Less: Net income attributable to the non-controlling interest							(281)
Net income attributable to American Independence Corp.							$473

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2009	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$12,234	18	504	8,070	3,981	36	$669
Fully Insured Health	9,115	69	141	7,007	1,781	126	411
DBL	780	-	18	464	239	-	95
Total Independence
American	22,129	87	663	15,541	6,001	162	1,175
MGU Subs and
Agencies	-	3,738	101	-	3,632	48	159
Corporate	-	-	1	-	411	-	(410)
Subtotal	$22,129	3,825	765	15,541	10,044	210	924

Net realized investment gains							35
Income before income taxes							959
Income taxes							(281)
Net income							678
Less: Net income attributable to the non-controlling interest							(207)
Net income attributable to American Independence Corp.							$471

Premiums Earned.  Premiums earned decreased 12%, or $2,723,000, to $19,406,000 for the three months ended June 30, 2010, compared to $22,129,000 for the three months ended June 30, 2009.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $10,564,000 and $12,234,000 for the three months ended June 30, 2010 and 2009, respectively.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($2,065,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, and individual health were $8,054,000 and $9,115,000 for the three months ended June 30, 2010 and 2009, respectively.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($846,000) and a decrease in group major medical premiums assumed from IHC ($746,000), offset by an increase in individual health premiums written by Independence American ($434,000).  Premiums relating to DBL were $788,000 and $780,000 for the three months ended June 30, 2010 and 2009, respectively.  For the three months ended June 30, 2010, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 21% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income decreased $112,000 to $3,572,000 for the three months ended June 30, 2010, compared to $3,684,000 for the three months ended June 30, 2009.  MGU fee income-administration decreased $300,000 to $1,101,000 for the three months ended June 30, 2010, compared to $1,401,000 for the three months ended June 30, 2009, as our MGUs have decreased their volume of business as a result of market conditions.  MGU fee income-profit commission increased $40,000 to $263,000 for the three months ended June 30, 2010, compared to $223,000 for the three months ended June 30, 2009.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2010 are based on business written during portions of 2007, 2008 and 2009.  For the three months ended June 30, 2010, income from our Agencies consisted of commission income and other fees of $1,460,000 from IPA, revenue of $644,000 from HIO, and $104,000 of claims administration fees from RSI.  For the three months ended June 30, 2009, income from our Agencies consisted of commission income and other fees of $1,594,000 from IPA, revenue of $347,000 from HIO, and $119,000 of claims administration fees from RSI.

Net Investment Income.  Net investment income decreased $104,000 to $661,000 for the three months ended June 30, 2010, compared to $765,000 for the three months ended June 30, 2009.  The investment yields were 4.3% for the three months ended June 30, 2010 and 4.7% for the comparable period in 2009.  The lower yield is due to a decrease in investments in collateralized mortgage obligations and mortgage-backed securities, and an increase in government sponsored enterprise investments and municipal investments which bear lower interest rates.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $123,000 for the three months ended June 30, 2010, compared to a gain of $35,000 for the three months ended June 30, 2009.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the three months ended June 30, 2010 and 2009, the Company recorded $29,000 and $0, respectively, of other-than-temporary-impairment losses.  This credit loss was a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income was $52,000 for the three months ended June 30, 2010 compared to $141,000 for the three months ended June 30, 2009.  Included in the three months ended June 30, 2009 is income of $85,000 representing a decrease in the fair value of the derivative liability relating to the agreement with Employers Direct Health, Inc. (“EDH”) (see Note 12 of Notes to Condensed Consolidated Financial Statements).  The unrealized gain for 2009 reflects the lower probability of EDH business meeting target benchmarks.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 10%, or $1,528,000, to $14,013,000 for the three months ended June 30, 2010, compared to $15,541,000 for the three months ended June 30, 2009.  The decrease of $1,528,000 is primarily comprised of a decrease in direct fully insured of $943,000 due to lower premiums written and improved loss ratios in group major medical, slightly offset by higher premiums and higher loss ratios in direct individual health, a decrease in assumed medical stop-loss of $1,413,000 due to lower premiums, and a decrease in assumed fully insured of $516,000 due to lower premiums written and lower loss ratios, offset by an increase of $1,358,000 in direct medical stop-loss as a result of higher loss ratios.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $1,488,000 to $8,556,000 for the three months ended June 30, 2010, compared to $10,044,000 for the three months ended June 30, 2009.  This decrease is primarily due to (i) a decrease in commission and brokerage expenses of $997,000 incurred by Independence American, which resulted, in large part, from a decrease in assumed medical stop-loss premiums, assumed fully insured premiums, and a decrease in direct group major medical premiums written, (ii) a decrease in profit commissions expense of $339,000 primarily due to lower commissions for direct and assumed medical stop-loss of $548,000 offset by higher commissions for direct individual health and direct group major medical of $192,000, and (iii) lower expenses at IndependenceCare of $290,000, primarily due to lower payroll expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $8,000 to $218,000 for the three months ended June 30, 2010, compared to $210,000 for the three months ended June 30, 2009.

Income Taxes.  The provision for income taxes decreased $37,000 to $244,000, an effective rate of 34.0%, for the three months ended June 30, 2010, compared to $281,000, an effective rate of 37.4%, for the three months ended June 30, 2009.  Net income for the three months ended June 30, 2010 and 2009 includes a non-cash provision for federal income taxes of $218,000 and $235,000, respectively.  The state tax effective rate decreased to 2.0% for the three months ended June 30, 2010, compared to 5.5% for the three months ended June 30, 2009.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  The Company recorded net income attributable to the non-controlling interest of $281,000 and $207,000 for the three months ended June 30, 2010 and 2009, respectively.  The net income for the three months ended June 30, 2010 and 2009 relates to the 49% non-controlling interest in IPA and the 49% non-controlling interest in HIO.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $473,000, or $.06 per share, diluted, for the three months ended June 30, 2010, compared to $471,000, or $.06 per share, diluted, for the three months ended June 30, 2009.

Results of Operations for the Six Months Ended June 30, 2010, Compared to the Six Months Ended June 30, 2009.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$20,074	-	857	15,435	5,220	73	$203
Fully Insured Health	16,159	-	261	10,032	3,952	251	2,185
DBL	1,584	-	38	864	450	-	308
Total Independence
American	37,817	-	1,156	26,331	9,622	324	2,696
MGU Subs and
Agencies	-	7,257	117	-	6,850	107	417
Corporate	-	-	2	-	910	-	(908)
Subtotal	$37,817	7,257	1,275	26,331	17,382	431	2,205

Net realized investment gains							309
Other-than-temporary impairment losses							(29)
Income before income taxes							2,485
Income taxes							(697)
Net income							1,788
Less: Net income attributable to the non-controlling interest							(472)
Net income attributable to American Independence Corp.							$1,316

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2009	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$24,115	29	976	14,881	7,862	73	$2,304
Fully Insured Health	18,305	101	271	13,517	3,862	251	1,047
DBL	1,656	-	35	989	519	-	183
Total Independence
American	44,076	130	1,282	29,387	12,243	324	3,534
MGU Subs and
Agencies	-	7,491	195	-	7,502	95	89
Corporate	-	-	1	-	725	-	(724)
Subtotal	$44,076	7,621	1,478	29,387	20,470	419	2,899

Net realized investment gains							261
Income before income taxes							3,160
Income taxes							(1,027)
Net income							2,133
Less: Net income attributable to the non-controlling interest							(267)
Net income attributable to American Independence Corp.							$1,866

Premiums Earned.  Premiums earned decreased 14%, or $6,259,000, to $37,817,000 for the six months ended June 30, 2010, compared to $44,076,000 for the six months ended June 30, 2009.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $20,074,000 and $24,115,000 for the six months ended June 30, 2010 and 2009, respectively.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($3,932,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, and individual health were $16,159,000 and $18,305,000 for the six months ended June 30, 2010 and 2009, respectively.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($2,111,000) and a decrease in group major medical premiums assumed from IHC ($1,413,000), offset by an increase in individual health premiums written by Independence American ($1,100,000).  Premiums relating to DBL were $1,584,000 and $1,656,000 for the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 21% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income decreased $223,000 to $7,215,000 for the six months ended June 30, 2010, compared to $7,438,000 for the six months ended June 30, 2009.  MGU fee income-administration decreased $667,000 to $2,204,000 for the six months ended June 30, 2010, compared to $2,871,000 for the six months ended June 30, 2009, as our MGUs have decreased their volume of business as a result of market conditions.  MGU fee income-profit commission increased $180,000 to $524,000 for the six months ended June 30, 2010, compared to $344,000 for the six months ended June 30, 2009.  Profit commissions for a given year are based primarily on the performance of business written during portions of the six preceding years.  Therefore, profit commissions for 2010 are based on business written during portions of 2007, 2008 and 2009.  For the six months ended June 30, 2010, income from our Agencies consisted of commission income and other fees of $3,017,000 from IPA, revenue of $1,241,000 from HIO, and $229,000 of claims administration fees from RSI.  For the six months ended June 30, 2009, income from our Agencies consisted of commission income and other fees of $3,306,000 from IPA, revenue of $682,000 from HIO, and $235,000 of claims administration fees from RSI.

Net Investment Income.  Net investment income decreased $203,000 to $1,275,000 for the six months ended June 30, 2010, compared to $1,478,000 for the six months ended June 30, 2009.  The investment yields were 4.0% for the six months ended June 30, 2010 and 4.6% for the comparable period in 2009.  The lower yield is due to a decrease in investments in collateralized mortgage obligations and mortgage-backed securities, and an increase in government sponsored enterprise investments and municipal investments which bear lower interest rates.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $309,000 for the six months ended June 30, 2010, compared to a gain of $261,000 for the six months ended June 30, 2009.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the six months ended June 30, 2010 and 2009, the Company recorded $29,000 and $0, respectively, of other-than-temporary-impairment losses.  This credit loss was a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income was $42,000 for the six months ended June 30, 2010 compared to $183,000 for the six months ended June 30, 2009.  Included in the six months ended June 30, 2009 is income of $128,000 representing a decrease in the fair value of the derivative liability relating to the agreement with EDH (see Note 12 of Notes to Condensed Consolidated Financial Statements).  The unrealized gain for 2009 reflects the lower probability of EDH business meeting target benchmarks.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 10%, or $3,056,000, to $26,331,000 for the six months ended June 30, 2010, compared to $29,387,000 for the six months ended June 30, 2009.  The decrease of $3,056,000 is primarily comprised of a decrease in direct fully insured of $2,502,000 due to lower premiums written and improved loss ratios in group major medical, slightly offset by higher premiums and higher loss ratios in individual health, a decrease in assumed medical stop-loss of $2,309,000 due to lower earned premiums offset by a higher loss ratio, and a decrease in assumed fully insured of $983,000 due to lower premiums written and lower loss ratios, offset by an increase of $2,863,000 in direct medical stop-loss as a result of higher loss ratios.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $3,088,000 to $17,382,000 for the six months ended June 30, 2010, compared to $20,470,000 for the six months ended June 30, 2009.  This decrease is primarily due to (i) a decrease in commission and brokerage expenses of $2,151,000 incurred by Independence American, which resulted, in large part, from a decrease in assumed medical stop-loss premiums, assumed fully insured premiums, and a decrease in direct group major medical premiums written, (ii) a decrease in profit commissions expense of $624,000 primarily due to lower commissions for direct and assumed medical stop-loss of $1,104,000 offset by higher commissions for direct group major medical of $475,000, and (iii) lower expenses at IndependenceCare of $472,000, primarily due to lower payroll expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $12,000 to $431,000 for the six months ended June 30, 2010, compared to $419,000 for the six months ended June 30, 2009.

Income Taxes.  The provision for income taxes decreased $330,000 to $697,000, an effective rate of 34.6%, for the six months ended June 30, 2010, compared to $1,027,000, an effective rate of 35.5%, for the six months ended June 30, 2009.  Net income for the six months ended June 30, 2010 and 2009 includes a non-cash provision for federal income taxes of $640,000 and $933,000, respectively.  The state tax effective rate decreased to 1.5% for the six months ended June 30, 2010, compared to 1.9% for the six months ended June 30, 2009.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  The Company recorded net income attributable to the non-controlling interest of $472,000 and $267,000 for the six months ended June 30, 2010 and 2009, respectively.  The net income for the six months ended June 30, 2010 and 2009 relates to the 49% non-controlling interest in IPA and the 49% non-controlling interest in HIO.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased to $1,316,000, or $.16 per share, diluted, for the six months ended June 30, 2010, compared to $1,866,000, or $.22 per share, diluted, for the six months ended June 30, 2009.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the six months ended June 30, 2010, our MGUs and Agencies paid $1,020,000 in dividends to Corporate.

Cash Flows

As of June 30, 2010, the Company had $61,562,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $60,894,000 as of December 31, 2009.

Net cash used by operating activities of continuing operations for the six months ended June 30, 2010 was $706,000.  Net cash used by investing activities of continuing operations for the six months ended June 30, 2010 was $1,366,000.

As of June 30, 2010, the Company had $5,346,000 of restricted cash at our MGUs.  The amount at our MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $5,346,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by our MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by our MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at our MGUs, our MGUs are in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that our MGUs can access to reimburse claims in a timely manner.  The cash is used by our MGUs to pay claims on behalf of the insurance carriers they represent.

As of June 30, 2010, the Company had $26,405,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including the funding of discontinued operations, working capital requirements, and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $2,789,000 to $59,610,000 during the six months ended June 30, 2010 from $56,821,000 at December 31, 2009, primarily due to the purchase of additional fixed maturity securities.

The Company had receivables from reinsurers of $11,490,000 at June 30, 2010.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at June 30, 2010

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	June 30,	December 31,
	2010	2009

Medical Stop-Loss	$19,437	$25,833
Fully Insured Health	6,328	8,294
DBL	640	680

	$26,405	$34,807

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

The $2,630,000 increase in AMIC’s stockholders' equity in the first six months of 2010 is primarily due to $1,316,000 in net income and a $1,232,000 decrease in net unrealized losses on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $859,000 at June 30, 2010, approximately 97.2% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At June 30, 2010, approximately 2.8% (or $1,509,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at June 30, 2010.

At June 30, 2010, the Company had $1,549,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 58.7% were in CMOs that originated in 2005 or earlier and 41.3% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the six months ended June 30, 2010 and 2009, the Company recorded realized losses for other-than-temporary impairments of $29,000 and $0, respectively.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2010 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$34	$-	$-	$345	$379
Equity securities	17	-	-	-	17

Total	$51	$-	$-	$345	$396

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2010.  In 2010, the Company experienced a decrease in net unrealized losses of $1,232,000 which increased stockholders' equity by $1,232,000 (reflecting net unrealized gains of $406,000 at June 30, 2010 compared to net unrealized losses of $826,000 at December 31, 2009).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

•

Roll out various supplemental medical products by 2011 for which we believe there will be a developing market in future years.  Independence American could file these products and they could be distributed by Independent Producers of America, among others.

•

Continuing the improved profitability of our Fully Insured Health business by monitoring compliance with the corrective actions taken in 2009 on this line.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010.  Since detailed implementation regulations have not yet been issued, we are still assessing the full extent of the laws' impact on our business. We have begun a comprehensive review of all the options for AMIC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected. Although the law will generally require insurers to operate with a lower expense structure for major medical plans in the small employer and individual markets, the law may make exceptions for smaller carriers.  “Non-essential” lines of business are not impacted by health care reform.

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

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at June 30, 2010:

	June 30, 2010
	Change in Interest Rates
	200 basis	100 basis	Base	100 basis	200 basis
	point rise	point rise	scenario	point decline	point decline
Corporate securities	$19,354	$20,211	$21,134	$22,047	$22,767
CMO	3,292	3,436	3,594	3,770	3,932
U.S. Government obligations	4,704	4,909	5,124	5,349	5,423
Agency MBS	273	280	287	295	295
GSE	8,496	8,805	9,131	9,456	9,629
State & Political Subdivisions	13,295	13,927	14,607	15,307	15,798

Total Estimated fair value	$49,414	$51,568	$53,877	$56,224	$57,844

Estimated change in value	$(4,463)	$(2,309)		$2,347	$3,967

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

Item 4.  Controls and Procedures

AMIC’s Chief Executive Officer and Chief Financial Officer supervised and participated in AMIC’s evaluation of its disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in AMIC’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, AMIC’s Chief Executive Officer and Chief Financial Officer concluded that AMIC’s disclosure controls and procedures are effective.

There has been no change in AMIC’s internal control over financial reporting during the second quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In June 2010, the Board of Directors of AMIC authorized the repurchase of up to 200,000 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of June 30, 2010, 199,820 shares were still authorized to be repurchased under the program.  Share repurchases during the second quarter of 2010 are summarized as follows:

2010
Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

April	-	-	-
May	-	-	-
June	180	$5.05	199,820

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	August 12, 2010

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	August 12, 2010