Form 10-Q
period 2010-09-30
AMERICAN INDEPENDENCE CORP
filed 2010-11-09
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2010
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [X]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2010
Common stock, $0.01 par value	8,508,591 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2010	December 31,
ASSETS:	(Unaudited)	2009
Investments:
Securities purchased under agreements to resell	$1,557	$2,577
Fixed maturities available-for-sale, at fair value	55,976	49,641
Equity securities available-for-sale, at fair value	4,552	5,412

Total investments	62,085	57,630

Cash and cash equivalents	2,254	4,073
Restricted cash ($3,924 and $3,198, respectively, restricted by related parties)	5,613	5,521
Accrued investment income	592	454
Premiums receivable ($4,000 and $4,946, respectively, due from related parties)	9,738	10,540
Net deferred tax asset	10,319	11,272
Due from reinsurers ($6,376 and $7,047, respectively, due from related parties)	10,848	11,011
Goodwill	23,561	23,561
Intangible assets	1,885	2,473
Accrued fee income ($402 and $452, respectively, due from related parties)	1,164	804
Due from securities brokers	95	19
Other assets	7,420	7,024

TOTAL ASSETS	$135,574	$134,382

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($13,523 and $18,630, respectively, due to related parties)	$26,376	$29,286
Premium and claim funds payable ($3,924 and $3,198, respectively,
due to related parties)	5,613	5,521
Commission payable ($2,395 and $2,391, respectively, due to related parties)	3,816	3,928
Accounts payable, accruals and other liabilities ($456 and $276, respectively,
due to related parties)	2,851	3,071
State income taxes payable	803	703
Due to securities brokers	20	828
Due to reinsurers ($287 and $160, respectively, due to related parties)	2,372	1,680
Net liabilities associated with discontinued operations	-	106

Total liabilities	41,851	45,123

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,508,591 and 8,506,489 shares outstanding, respectively	92	92
Additional paid-in capital	479,893	479,864
Accumulated other comprehensive gain (loss)	1,777	(826)
Treasury stock, at cost, 673,202 and 675,304 shares, respectively	(7,976)	(8,082)
Accumulated deficit	(380,229)	(382,075)
Total American Independence Corp. stockholders’ equity	93,557	88,973
Non-controlling interest in subsidiaries	166	286
Total equity	93,723	89,259
TOTAL LIABILITIES AND EQUITY	$135,574	$134,382

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
REVENUES:
Premiums earned ($8,268, $10,994, $26,079 and
$34,728, respectively, from related parties)	$17,833	$20,987	$55,650	$65,063
MGU and agency income ($1,081, $907, $4,029
and $4,436, respectively, from related parties)	3,077	3,968	10,292	11,406
Net investment income	612	783	1,887	2,261
Net realized investment gains (losses)	136	(27)	445	234
Other-than-temporary impairment losses	-	-	(29)	-
Other income	141	24	183	207
	21,799	25,735	68,428	79,171

EXPENSES
Insurance benefits, claims and reserves ($5,827, $8,461,
$16,828 and $23,115, respectively, from related parties)	11,808	15,414	38,139	44,801
Selling, general and administrative expenses ($3,036, $3,547,
$9,139 and $11,360, respectively, from related parties)	8,584	9,569	25,966	30,039
Amortization and depreciation	215	210	646	629
	20,607	25,193	64,751	75,469

Income before income tax	1,192	542	3,677	3,702
Provision for income taxes	324	141	1,021	1,168

Net income	868	401	2,656	2,534
Less: Net income attributable to the non-controlling interest	(245)	(176)	(717)	(443)

Net income attributable to American Independence Corp.	$623	$225	$1,939	$2,091

Basic income per common share:
Net income attributable to American Independence Corp.
common stockholders	$.07	$.03	$.23	$.25

Weighted-average shares outstanding	8,512	8,506	8,509	8,505

Diluted income per common share:
Net income attributable to American Independence Corp.
common stockholders	$.07	$.03	$.23	$.25

Weighted-average diluted shares outstanding	8,512	8,506	8,509	8,505

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2009	$92	$479,864	$(826)	$(8,082)	$(382,075)	$88,973	$286	$89,259

Net income					1,939	1,939	717	2,656
Net change in unrealized gains (losses)
on certain available-for-sale securities			2,603			2,603	-	2,603
Total comprehensive income						4,542	717	5,259

Exercise of stock options				120	(75)	45	-	45
Other stock issuances		(28)		46	(18)	-	-	-
Repurchase of common stock				(60)		(60)	-	(60)
Dividends paid to non-controlling interest							(837)	(837)
Share-based compensation expense		57				57	-	57

BALANCE AT SEPTEMBER 30, 2010	$92	$479,893	$1,777	$(7,976)	$(380,229)	$93,557	$166	$93,723

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,656	$2,534
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(445)	(234)
Other-than-temporary impairment losses	29	-
Amortization and depreciation	646	629
Equity loss	29	23
Deferred tax expense	1,053	1,136
Non-cash stock compensation expense	57	80
Change in operating assets and liabilities:
Change in insurance reserves	(2,910)	(2,720)
Change in net amounts due from and to reinsurers	855	(418)
Change in accrued fee income	(360)	294
Change in premiums receivable	802	(631)
Change in income taxes	(66)	4
Change in other assets and other liabilities	(1,589)	(236)

Net cash provided by operating activities of continuing operations	757	461
Net cash used by operating activities of discontinued operations	(93)	(191)
Net cash provided by operating activities	664	270

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(884)	(468)
Net sales of securities under resale and repurchase agreements	1,020	3,917
Sales of and principal repayments on fixed maturities	26,095	19,030
Maturities and other repayments of fixed maturities	7,754	11,269
Purchases of fixed maturities	(37,342)	(34,339)
Sales of equity securities	6,408	350
Purchases of equity securities	(5,519)	-

Net cash used by investing activities	(2,468)	(241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	45	-
Repurchase of common stock	(60)	-

Net cash used by financing activities	(15)	-

Increase (decrease) in cash and cash equivalents	(1,819)	29
Cash and cash equivalents, beginning of period	4,073	4,401
Cash and cash equivalents, end of period	$2,254	$4,430

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$7	$28

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

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 50.1% of AMIC's stock as of September 30, 2010.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of approximately 28,000 shares of common stock of AMIC in the open market.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York State statutory disability benefit law (“DBL”), short-term medical (“STM”), and group major medical.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be anticipated for the entire year.

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

(D)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three month and nine month periods ended September 30, 2010.  The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Restricted stock and common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  For the three months and nine months ended September 30, 2010 and 2009, shares from the assumed dilution due to the exercise of common stock options and vesting of restricted stock using the treasury stock method were deemed anti-dilutive.

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

MGU and Agency income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Agency income	$1,954	$2,344	$6,441	$6,567
MGU fee income–administration	933	1,376	3,137	4,247
MGU fee income– profit commissions	190	248	714	592

	$3,077	$3,968	$10,292	$11,406

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	SEPTEMBER 30, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$22,520	$902	$(17)	$23,405
Collateralized mortgage obligations (CMO) –
residential	3,130	322	(197)	3,255
CMO – commercial	579	-	(250)	329
States, municipalities and political subdivisions	15,754	375	(63)	16,066
U.S. Government	4,984	263	-	5,247
Government sponsored enterprise (GSE)	7,149	249	(2)	7,396
Agency mortgage backed pass
through securities (MBS)	262	16	-	278
Total fixed maturities	$54,378	$2,127	$(529)	$55,976

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$1,107	$58	$(17)	$1,148
Preferred stock with maturities	273	45	-	318
Preferred stock without maturities	2,993	108	(15)	3,086
Total equity securities	$4,373	$211	$(32)	$4,552

	DECEMBER 31, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:
Corporate securities	$18,448	$186	$(323)	$18,311
CMO – residential	5,053	181	(446)	4,788
CMO – commercial	578	-	(268)	310
States, municipalities and political subdivisions	9,892	43	(431)	9,504
U.S. Government	4,874	54	-	4,928
GSE	7,063	51	(61)	7,053
MBS	4,692	55	-	4,747
Total fixed maturities	$50,600	$570	$(1,529)	$49,641

EQUITY SECURITIES
AVAILABLE-FOR-SALE:
Common stock	$948	$37	$(17)	$968
Preferred stock with maturities	820	13	(10)	823
Preferred stock without maturities	3,511	117	(7)	3,621
Total equity securities	$5,279	$167	$(34)	$5,412

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

The amortized cost and fair value of fixed maturities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$-	$-	-%
Due after one year through five years	21,667	22,420	40%
Due after five years through ten years	14,150	14,802	26%
Due after ten years	8,755	8,903	16%
	44,572	46,125	82%

CMO and MBS
15 years	3,971	3,862	7%
20 years	-	-	-%
30 years	5,835	5,989	11%

	$54,378	$55,976	100%

The following tables summarize, for all securities in an unrealized loss position at September 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	September 30, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$-	$-	$373	$17	$373	$17
CMO – residential	57	22	1,132	175	1,189	197
CMO – commercial	-	-	329	250	329	250
States, municipalities and political subdivisions	1,432	8	2,567	55	3,999	63
GSE	550	2	-	-	550	2
Total fixed maturities	$2,039	$32	$4,401	$497	$6,440	$529

EQUITY SECURITIES:

Common stock	$281	$17	$-	$-	$281	$17
Preferred stock without maturities	980	15	-	-	980	15
Total equity securities	$1,261	$32	$-	$-	$1,261	$32

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$4,714	$69	$4,287	$254	$9,001	$323
CMO – residential	617	11	1,769	435	2,386	446
CMO – commercial	-	-	310	268	310	268
States, municipalities and political subdivisions	6,278	314	1,161	117	7,439	431
GSE	5,577	61	-	-	5,577	61
Total fixed maturities	$17,186	$455	$7,527	$1,074	$24,713	$1,529

EQUITY SECURITIES:

Common stock	$465	$17	$-	$-	$465	$17
Preferred stock with maturities	-	-	240	10	240	10
Preferred stock without maturities	-	-	1,044	7	1,044	7
Total equity securities	$465	$17	$1,284	$17	$1,749	$34

At September 30, 2010, a total of 4 fixed maturities and 9 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at September 30, 2010, a total of 9 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  At December 31, 2009 a total of 25 fixed maturities and 12 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2009, a total of 24 fixed maturities and 3 equity securities were in a continuous unrealized loss position for 12 months or longer.  Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

Substantially all of the unrealized losses on fixed maturities at September 30, 2010 and December 31, 2009 were attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads.  Spreads have widened in recent years as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

At September 30, 2010, the Company had $1,664,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 60.1% were in CMOs that originated in 2005 or earlier and 39.9% were in CMOs that originated in 2006 or later.  The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase.

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

Based on management’s review of the portfolio, which considered these factors, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Other-than-temporary impairments:
Fixed maturities	$-	$-	$29	$-
	$-	$-	$29	$-

Other-than-temporary impairments of $0 and $29,000 on fixed maturities were recorded during the three months and nine months ended September 30, 2010.  The amount of $29,000 represents a credit loss as a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.  No losses for other-than-temporary impairments were recognized in other comprehensive income for the three months and nine months ended September 30, 2010.

At September 30, 2010 and December 31, 2009, cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income remained $99,000.

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

5.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the three months and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net realized investment gains (losses):
Fixed maturities	$160	$(27)	$462	$214
Common stock	(27)	-	7	-
Preferred stock	3	-	(24)	20
Net realized investment gains (losses)	$136	$(27)	$445	$234

For the three months and nine months ended September 30, 2010, the Company recorded realized gross gains of $225,000 and $671,000, respectively, and gross losses of $89,000 and $226,000, respectively, on sales of available-for-sale securities.  For the three months and nine months ended September 30, 2009, the Company recorded realized gross gains of $89,000 and $509,000, respectively, and gross losses of $116,000 and $275,000, respectively, on sales of available-for-sale securities.  As of December 31, 2008, the Company no longer had any trading accounts.

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

The following tables present our financial assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, respectively (in thousands):

	September 30, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$23,405	$-	$23,405
CMO - residential	-	1,329	1,926	3,255
CMO – commercial	-	-	329	329
States, municipalities and political
subdivisions	-	16,066	-	16,066
U.S. Government	-	5,247	-	5,247
GSE	-	7,396	-	7,396
MBS	-	278	-	278
Total fixed maturities	-	53,721	2,255	55,976

Equity securities available-for-sale:
Common stock	1,148	-	-	1,148
Preferred stock with maturities	318	-	-	318
Preferred stock without maturities	3,086	-	-	3,086
Total equity securities	4,552	-	-	4,552

Total financial assets	$4,552	$53,721	$2,255	$60,528

	December 31, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$18,311	$-	$18,311
CMO - residential	-	3,002	1,786	4,788
CMO – commercial	-	-	310	310
States, municipalities and political
subdivisions	-	9,504	-	9,504
U.S. Government	-	4,928	-	4,928
GSE	-	7,053	-	7,053
MBS	-	4,747	-	4,747
Total fixed maturities	-	47,545	2,096	49,641

Equity securities available-for-sale:
Common stock	968	-	-	968
Preferred stock with maturities	523	300	-	823
Preferred stock without maturities	3,621	-	-	3,621
Total equity securities	5,112	300	-	5,412

Total financial assets	$5,112	$47,845	$2,096	$55,053

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the three months and nine months ending September 30, 2010, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were sold or transferred out of the Level 3 category in the first nine months of 2010.  For the three months and nine months ended September 30, 2010, the Company did not include in earnings any realized investment gains or losses.  The Company included $29,000 of other-than-temporary impairments related to securities categorized as Level 3 securities. The changes in the carrying value of Level 3 assets and liabilities for the three months and nine months ended September 30, 2010 are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
	CMOs			CMOs
	Residential	Commercial	Total	Residential	Commercial	Total

Balance, beginning of period	$1,795	$317	$2,112	$1,786	$310	$2,096

Transfers into Level 3	-	-	-	-	-	-
Repayments of fixed maturities	(55)	-	(55)	(189)	-	(189)
Other-than-temporary
impairment losses	-	-	-	(29)	-	(29)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	186	12	198	358	19	377

Balance, end of period	$1,926	$329	$2,255	$1,926	$329	$2,255

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the nine months ended September 30, 2010 is as follows (in thousands):

Other Intangible
Assets

Balance at December 31, 2009	$2,473
Amortization expense	(588)
Balance at September 30, 2010	$1,885

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $277,000 and $327,000 for the three months ended September 30, 2010 and 2009, respectively, and $856,000 and $833,000 for the nine months ended September 30, 2010 and 2009, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

9.

Share-Based Compensation

Total share-based compensation expense was $19,000 for both the three months ended September 30, 2010 and 2009, respectively, and $57,000 and $80,000 for the nine months ended September 30, 2010 and 2009, respectively.  Related tax benefits of $7,000 were recognized for both the three months ended September 30, 2010 and 2009, respectively, and $20,000 and $28,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2010:

	Outstanding	Exercisable

Number of options	359,234	338,705
Weighted average exercise price per share	$9.95	$10.20
Aggregate intrinsic value of options	$11,439	$10,639
Weighted average contractual term remaining	3.58 years	3.26 years

The Company’s stock option activity for the nine months ended September 30, 2010 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2009	355,900	$10.00

Granted	13,334	4.60
Exercised	(10,000)	4.50

Balance, September 30, 2010	359,234	$9.95

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted during the nine months ended September 30, 2009. The weighted average grant-date fair-value of options granted during the nine months ended September 30, 2010 was $2.79 per share. The assumptions set forth in the table below were used to value the stock options granted during the nine month period ended September 30, 2010:

Weighted-average risk-free interest rate	3.69%
Annual dividend rate per share	$-
Weighted-average volatility factor of the Company's common stock	45.00
Weighted-average expected term of options	5 years

Compensation expense of $14,000 was recognized for both the three months ended September 30, 2010 and 2009, respectively, and $43,000 and $61,000 for the nine months ended September 30, 2010 and 2009, respectively, for the portion of the fair value of stock options vesting during that period.

As of September 30, 2010, there was approximately $64,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2009 and 2010.  Restricted stock expense was $4,000 and $5,000, for the three months ended September 30, 2010 and 2009, respectively, and $14,000 and $19,000 for the nine months ended September 30, 2010 and 2009, respectively.

The following table summarized restricted stock activity for the nine months ended September 30, 2010:

		Weighted
	No. of	Average
	Non-vested	Exercise
	Shares	Price

Balance, December 31, 2009	6,333	$6.92

Vested	(2,500)	6.92
Forfeited	(1,333)	6.92

Balance, September 30, 2010	2,500	$6.92

As of September 30, 2010, there was approximately $12,000 of total unrecognized compensation expense related to non-vested restricted stock which will be recognized over the remaining requisite service periods.

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

The comprehensive income for the three months and nine months ended September 30, 2010 and 2009 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$868	$401	$2,656	$2,534
Unrealized holdings gains arising
during the period	1,507	1,895	3,048	3,600
Reclassification adjustment for (gains) losses
included in earnings	(136)	27	(445)	(234)
Net unrealized gains on certain available-for-
sale securities arising during the period	1,371	1,922	2,603	3,366
Comprehensive income	2,239	2,323	5,259	5,900
Comprehensive income attributable to
non-controlling interests	(245)	(176)	(717)	(443)
Comprehensive income attributable to
American Independence Corp.	$1,994	$2,147	$4,542	$5,457

No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption of the new accounting standards related to other-than-temporary impairments in the second quarter of 2009.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At September 30, 2010, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $273,400,000 for federal income tax purposes which expire between 2019 and 2029.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending September 30, 2010 and December 31, 2009 are $10,319,000 and $11,272,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at September 30, 2010.

12.

Marketing Agreement

In February 2006, Independence American entered into an agreement with Employers Direct Health, Inc. (“EDH”).  Under this agreement (“EDH Agreement”), EDH moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to, and has continued to write these products with, Independence American.  The employer-sponsored group major medical product is part of the Company’s fully insured line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to IHC in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  The payment of $2,500,000 is being amortized over the five year contract period.  As part of the agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss of the business written by Independence American.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the three months and nine months ended September 30, 2010.  The IHC Stock is held by Independence American as collateral to satisfy EDH’s obligation under the profit/loss sharing agreement.

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

As a result of an actuarial evaluation of certain performance thresholds of EDH’s block of business, the Company determined that such thresholds are not likely to be achieved as a result of higher than expected loss ratios on this program.  Therefore, the fair value of the derivative liability representing the contingent payment to EDH was $0 as of September 30, 2010 and December 31, 2009.

The gain recognized on the derivative for the three months and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

		Amount of Gain (Loss)
		Recognized in Income
		on Derivative
	Location of Gain or (Loss)	Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging	Recognized in Income on	September 30,		September 30,
Instruments under SFAS No. 133	Derivative	2010	2009	2010	2009
EDH Derivative	Other income (loss)	$-	$77	$-	$205
Total		$-	$77	$-	$205

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our marketing organizations, including our medical stop-loss managing general underwriter subsidiaries (“our MGUs"), our two insurance and marketing agencies IPA and HIO, and our claims administration company, RSI.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 50.1% of AMIC's stock as of September 30, 2010.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of additional shares of common stock in the open market. IHC's senior management has provided direction to us through service agreements between us and IHC.  In 2009, Independence American’s primary source of revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and New York State short-term statutory disability benefit ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, and added dental in 2009.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its medical stop-loss products, and slightly increase the business written on its paper, especially major medical plans for individuals and families.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of September 30, 2010 was $47,728,000.

Managing General Underwriters

IHC Risk Solutions – RAS (formerly known as Risk Assessment Strategies, Inc. ("RAS")), which is headquartered near Hartford, Connecticut, markets and underwrites employer medical stop-loss and group life for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and another carrier.  RAS has 9 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  IHC Risk Solutions – Marlton (formerly known as Marlton Risk Group LLC ("Marlton")), which is headquartered near Philadelphia, Pennsylvania, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Independence American and two other carriers.  Marlton has 16 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  IndependenceCare Holdings L.L.C. and its subsidiaries (collectively referred to as "IndependenceCare"), which was headquartered in Minneapolis, Minnesota, marketed and underwrote employer medical stop-loss, provider excess loss, HMO Reinsurance and ancillary products for Standard Security Life, Madison National Life, Independence American and another carrier.  During the third quarter of 2009, IndependenceCare ceased writing new business.  The Company has a 23% interest in IHC Risk Solutions – Majestic (formerly known as Majestic Underwriters LLC ("Majestic")), an employer medical stop-loss MGU for Standard Security Life, Madison National Life and another carrier.  The Company accounts for this investment using the equity method of accounting.  Majestic, which is headquartered in Troy, Michigan, has 15 employees who are responsible for marketing, underwriting, billing and collecting premiums, and administrative services.  IHC owns the remaining 77% of Majestic.

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

The following is a summary of key performance information and events:

The results of operations for the three months and nine months ended September 30, 2010 and 2009 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$21,799	$25,735	$68,428	$79,171
Expenses	20,607	25,193	64,751	75,469
Income from continuing operations, before income tax	1,192	542	3,677	3,702
Provision for income taxes	324	141	1,021	1,168
Net income	868	401	2,656	2,534
Less: Net income attributable to the non-controlling interest	(245)	(176)	(717)	(443)
Net income attributable to American Independence Corp.	$623	$225	$1,939	$2,091

•

Net income per share was $.07 per share, diluted, or $0.6 million, for the three months ended September 30, 2010, compared to $.03 per share, diluted, or $0.2 million for the three months ended September 30, 2009.  Net income per share decreased to $.23 per share, diluted, or $1.9 million, for the nine months ended September 30, 2010, compared to $.25 per share, diluted, or $2.1 million for the nine months ended September 30, 2009.

•

The book value of the Company’s stockholders’ equity increased to $11.00 per share at September 30, 2010 compared to $10.46 per share at December 31, 2009.

•

At September 30, 2010, 97.3% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 4.0% and 4.7% for the nine months ended September 30, 2010 and 2009, respectively.  The lower yield is due to a decrease in investments in collateralized mortgage obligations and mortgage-backed securities, and an increase in higher rated government sponsored enterprise investments and municipal investments which bear lower interest rates.

•

Premiums earned decreased 14% to $55.7 million for the nine months ended September 30, 2010 compared to $65.1 million for the nine months ended September 30, 2009, primarily due to lower assumed medical stop-loss premiums, lower assumed group major medical premiums, and lower group major medical premiums written.

•

The Company recorded improved loss ratios in fully insured health for the nine months ended September 30, 2010.  The Company was adversely impacted by higher losses on one medical stop-loss program which caused an increase in loss ratio for the three and nine months ended September 30, 2010 (see Note 12 of Notes to Condensed Consolidated Financial Statements).  The Company was adversely impacted by higher DBL losses for the three months ended September 30, 2010 due to a rate reduction mandated by New York State.

•

For the nine months ended September 30, 2010 and 2009, Independence American wrote $10.5 million and $7.7 million, respectively, of individual health business produced by our marketing organization IPA.  Independence American retains 50% of the risk on this business.

•

Underwriting experience, as indicated by GAAP Combined Ratios on our three lines of business for the three months and nine months ended September 30, 2010 and 2009, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Premiums Earned	$9,610	$11,229	$29,684	$35,344
Insurance Benefits Claims and Reserves	6,623	7,749	22,058	22,630
Expenses	2,918	3,270	8,211	11,206

Loss Ratio(A)	68.9%	69.0%	74.3%	64.0%
Expense Ratio (B)	30.4%	29.1%	27.7%	31.7%
Combined Ratio (C)	99.3%	98.1%	102.0%	95.7%

▪ Fully Insured Health	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Premiums Earned	$7,399	$8,954	$23,558	$27,259
Insurance Benefits Claims and Reserves	4,672	7,231	14,704	20,748
Expenses	1,975	2,197	6,179	6,310

Loss Ratio(A)	63.1%	80.8%	62.4%	76.1%
Expense Ratio (B)	26.7%	24.5%	26.2%	23.1%
Combined Ratio (C)	89.8%	105.3%	88.6%	99.2%

▪ DBL	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Premiums Earned	$824	$804	$2,408	$2,460
Insurance Benefits Claims and Reserves	513	434	1,377	1,423
Expenses	264	203	714	722

Loss Ratio(A)	62.3%	54.0%	57.2%	57.8%
Expense Ratio (B)	32.0%	25.2%	29.7%	29.3%
Combined Ratio (C)	94.3%	79.2%	86.9%	87.1%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

•

For the nine months ended September 30, 2010, our MGUs and Agencies generated revenues of $10.7 million compared to $11.7 million for the nine months ended September 30, 2009 due to a decreased amount of business as a result of market conditions.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2009.  Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2009.  During the nine months ended September 30, 2010, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2009 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2010, Compared to the Three Months Ended September 30, 2009.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$9,610	-	416	6,623	2,881	37	$485
Fully Insured Health	7,399	-	103	4,672	1,850	125	855
DBL	824	-	17	513	264	-	64
Total Independence
American	17,833	-	536	11,808	4,995	162	1,404
MGU Subs and
Agencies	-	3,218	68	-	3,191	53	42
Corporate	-	-	8	-	398	-	(390)
Subtotal	$17,833	3,218	612	11,808	8,584	215	1,056

Net realized investment gains							136
Income before income taxes							1,192
Income taxes							(324)
Net income							868
Less: Net income attributable to the non-controlling interest							(245)
Net income attributable to American Independence Corp.							$623

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2009	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$11,229	17	527	7,749	3,233	37	$754
Fully Insured Health	8,954	60	157	7,231	2,072	125	(257)
DBL	804	-	19	434	203	-	186
Total Independence
American	20,987	77	703	15,414	5,508	162	683
MGU Subs and
Agencies	-	3,915	80	-	3,698	48	249
Corporate	-	-	-	-	363	-	(363)
Subtotal	$20,987	3,992	783	15,414	9,569	210	569

Net realized investment loss							(27)
Income before income taxes							542
Income taxes							(141)
Net income							401
Less: Net income attributable to the non-controlling interest							(176)
Net income attributable to American Independence Corp.							$225

Premiums Earned.  Premiums earned decreased 15%, or $3,154,000, to $17,833,000 for the three months ended September 30, 2010, compared to $20,987,000 for the three months ended September 30, 2009.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $9,610,000 and $11,229,000 for the three months ended September 30, 2010 and 2009, respectively.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($2,566,000), offset by an increase in medical stop-loss premiums written by Independence American ($947,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, and individual health were $7,399,000 and $8,954,000 for the three months ended September 30, 2010 and 2009, respectively.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($1,150,000) and a decrease in group major medical premiums assumed from IHC ($565,000), offset by an increase in individual health premiums written by Independence

American ($322,000).  Premiums relating to DBL were $824,000 and $804,000 for the three months ended September 30, 2010 and 2009, respectively.  For the three months ended September 30, 2010, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 19% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income decreased $891,000 to $3,077,000 for the three months ended September 30, 2010, compared to $3,968,000 for the three months ended September 30, 2009.  MGU fee income-administration decreased $443,000 to $933,000 for the three months ended September 30, 2010, compared to $1,376,000 for the three months ended September 30, 2009, as our MGUs have decreased their volume of business as a result of market conditions.  MGU fee income-profit commission decreased $58,000 to $190,000 for the three months ended September 30, 2010, compared to $248,000 for the three months ended September 30, 2009.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2010 are based on business written during portions of 2007, 2008 and 2009.  For the three months ended September 30, 2010, income from our Agencies consisted of commission income and other fees of $1,352,000 from IPA, revenue of $529,000 from HIO, and $73,000 of claims administration fees from RSI.  For the three months ended September 30, 2009, income from our Agencies consisted of commission income and other fees of $1,853,000 from IPA, revenue of $359,000 from HIO, and $132,000 of claims administration fees from RSI.

Net Investment Income.  Net investment income decreased $171,000 to $612,000 for the three months ended September 30, 2010, compared to $783,000 for the three months ended September 30, 2009.  The investment yields were 3.8% for the three months ended September 30, 2010 and 4.9% for the comparable period in 2009.  The lower yield is due to a decrease in investments in collateralized mortgage obligations and mortgage-backed securities, and an increase in higher rated government sponsored enterprise investments and municipal investments which bear lower interest rates.

Net Realized Investment Gains (Losses).  The Company recorded a net realized investment gain of $136,000 for the three months ended September 30, 2010, compared to a loss of $27,000 for the three months ended September 30, 2009.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income was $141,000 for the three months ended September 30, 2010 compared to $24,000 for the three months ended September 30, 2009.  The increase is primarily due to an increase in other income at IPA.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 23%, or $3,606,000, to $11,808,000 for the three months ended September 30, 2010, compared to $15,414,000 for the three months ended September 30, 2009.  The decrease of $3,606,000 is primarily comprised of a decrease in direct fully insured of $1,814,000 due to lower premiums written and improved loss ratios in group major medical, a decrease in assumed medical stop-loss of $2,016,000 due to lower premiums and lower loss ratios, and a decrease in assumed fully insured of $745,000 due to lower premiums written and lower loss ratios, offset by an increase of $890,000 in direct medical stop-loss as a result of higher premiums and higher loss ratios.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $985,000 to $8,584,000 for the three months ended September 30, 2010, compared to $9,569,000 for the three months ended September 30, 2009.  This decrease is primarily due to (i) a decrease in commission and brokerage expenses of $912,000 incurred by Independence American, which resulted, in large part, from a decrease in assumed medical stop-loss premiums, assumed fully insured premiums, and a decrease in direct group major medical premiums written, (ii) an increase in profit commissions expense of $332,000 primarily due to higher commissions for direct and assumed medical stop-loss of $115,000 and higher commissions for direct individual health and direct group major medical of $198,000, and (iii) and lower expenses at IPA of $318,000, primarily due to lower agent commissions expense and bad debt expense, and lower expenses at IndependenceCare of $150,000, primarily due to lower payroll expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $5,000 to $215,000 for the three months ended September 30, 2010, compared to $210,000 for the three months ended September 30, 2009.

Income Taxes.  The provision for income taxes increased $183,000 to $324,000, an effective rate of 34.2%, for the three months ended September 30, 2010, compared to $141,000, an effective rate of 38.5%, for the three months ended September 30, 2009.  Net income for the three months ended September 30, 2010 and 2009 includes a non-cash provision for federal income taxes of $314,000 and $115,000, respectively.  The state tax effective rate decreased to 0.0% for the three months ended September 30, 2010, compared to 9.0% for the three months ended September 30, 2009.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American’s pre-tax income or a decrease in MGU pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  The Company recorded net income attributable to the non-controlling interest of $245,000 and $176,000 for the three months ended September 30, 2010 and 2009, respectively.  The net income for the three months ended September 30, 2010 and 2009 relates to the 49% non-controlling interest in IPA and the 49% non-controlling interest in HIO.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $623,000, or $.07 per share, diluted, for the three months ended September 30, 2010, compared to $225,000, or $.03 per share, diluted, for the three months ended September 30, 2009.

Results of Operations for the Nine Months Ended September 30, 2010, Compared to the Nine Months Ended September 30, 2009.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$29,684	-	1,273	22,058	8,101	110	$688
Fully Insured Health	23,558	-	365	14,704	5,803	376	3,040
DBL	2,408	-	55	1,377	714	-	372
Total Independence
American	55,650	-	1,693	38,139	14,618	486	4,100
MGU Subs and
Agencies	-	10,475	184	-	10,040	160	459
Corporate	-	-	10	-	1,308	-	(1,298)
Subtotal	$55,650	10,475	1,887	38,139	25,966	646	3,261

Net realized investment gains							445
Other-than-temporary impairment losses							(29)
Income before income taxes							3,677
Income taxes							(1,021)
Net income							2,656
Less: Net income attributable to the non-controlling interest							(717)
Net income attributable to American Independence Corp.							$1,939

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2009	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$35,344	46	1,503	22,630	11,096	110	$3,057
Fully Insured Health	27,259	161	428	20,748	5,934	376	790
DBL	2,460	-	54	1,423	722	-	369
Total Independence
American	65,063	207	1,985	44,801	17,752	486	4,216
MGU Subs and
Agencies	-	11,406	275	-	11,199	143	339
Corporate	-	-	1	-	1,088	-	(1,087)
Subtotal	$65,063	11,613	2,261	44,801	30,039	629	3,468

Net realized investment gains							234
Income before income taxes							3,702
Income taxes							(1,168)
Net income							2,534
Less: Net income attributable to the non-controlling interest							(443)
Net income attributable to American Independence Corp.							$2,091

Premiums Earned.  Premiums earned decreased 14%, or $9,413,000, to $55,650,000 for the nine months ended September 30, 2010, compared to $65,063,000 for the nine months ended September 30, 2009.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business were $29,684,000 and $35,344,000 for the nine months ended September 30, 2010 and 2009, respectively.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($7,037,000), offset by an increase in medical stop-loss premiums written by Independence American ($1,377,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, and individual health were $23,558,000 and $27,259,000 for the nine months ended September 30, 2010 and 2009, respectively.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($3,560,000) and a decrease in group major medical premiums assumed from IHC ($1,977,000), offset by an increase in individual health premiums written by Independence American ($1,422,000).  Premiums relating to DBL were $2,408,000 and $2,460,000 for the nine months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 21% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income decreased $1,114,000 to $10,292,000 for the nine months ended September 30, 2010, compared to $11,406,000 for the nine months ended September 30, 2009.  MGU fee income-administration decreased $1,110,000 to $3,137,000 for the nine months ended September 30, 2010, compared to $4,247,000 for the nine months ended September 30, 2009, as our MGUs have decreased their volume of business as a result of market conditions.  MGU fee income-profit commission increased $122,000 to $714,000 for the nine months ended September 30, 2010, compared to $592,000 for the nine months ended September 30, 2009.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2010 are based on business written during portions of 2007, 2008 and 2009.  For the nine months ended September 30, 2010, income from our Agencies consisted of commission income and other fees of $4,370,000 from IPA, revenue of $1,770,000 from HIO, and $301,000 of claims administration fees from RSI.  For the nine months ended September 30, 2009, income from our Agencies consisted of commission income and other fees of $5,159,000 from IPA, revenue of $1,040,000 from HIO, and $368,000 of claims administration fees from RSI.

Net Investment Income.  Net investment income decreased $374,000 to $1,887,000 for the nine months ended September 30, 2010, compared to $2,261,000 for the nine months ended September 30, 2009.  The investment yields were 4.0% for the nine months ended September 30, 2010 and 4.7% for the comparable period in 2009.  The lower yield is due to a decrease in investments in collateralized mortgage obligations and mortgage-backed securities, and an increase in higher rated government sponsored enterprise investments and municipal investments which bear lower interest rates.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $445,000 for the nine months ended September 30, 2010, compared to a gain of $234,000 for the nine months ended September 30, 2009.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the nine months ended September 30, 2010 and 2009, the Company recorded $29,000 and $0, respectively, of other-than-temporary-impairment losses.  This credit loss was a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income was $183,000 for the nine months ended September 30, 2010 compared to $207,000 for the nine months ended September 30, 2009.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 15%, or $6,662,000, to $38,139,000 for the nine months ended September 30, 2010, compared to $44,801,000 for the nine months ended September 30, 2009.  The decrease of $6,662,000 is primarily comprised of a decrease in direct fully insured of $4,316,000 due to lower premiums written and improved loss ratios in group major medical, slightly offset by higher premiums in individual health, a decrease in assumed medical stop-loss of $4,325,000 due to lower earned premiums offset by a higher loss ratio, and a decrease in assumed fully insured of $1,728,000 due to lower premiums written and lower loss ratios, offset by an increase of $3,753,000 in direct medical stop-loss as a result of higher premiums and higher loss ratios.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $4,073,000 to $25,966,000 for the nine months ended September 30, 2010, compared to $30,039,000 for the nine months ended September 30, 2009.  This decrease is primarily due to (i) a decrease in commission and brokerage expenses of $3,063,000 incurred by Independence American, which resulted, in large part, from a decrease in assumed medical stop-loss premiums, assumed fully insured premiums, and a decrease in direct group major medical premiums written, (ii) a decrease in profit commissions expense of $292,000 primarily due to lower commissions for direct and assumed medical stop-loss of $988,000 offset by higher commissions for direct fully insured of $691,000, and (iii) lower expenses at IndependenceCare of $622,000, primarily due to lower payroll expenses, and lower expenses at IPA of $406,000, primarily due to lower agent commissions and expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $17,000 to $646,000 for the nine months ended September 30, 2010, compared to $629,000 for the nine months ended September 30, 2009.

Income Taxes.  The provision for income taxes decreased $147,000 to $1,021,000, an effective rate of 34.5%, for the nine months ended September 30, 2010, compared to $1,168,000, an effective rate of 35.8%, for the nine months ended September 30, 2009.  Net income for the nine months ended September 30, 2010 and 2009 includes a non-cash provision for federal income taxes of $954,000 and $1,048,000, respectively.  The state tax effective rate decreased to 1.0% for the nine months ended September 30, 2010, compared to 2.7% for the nine months ended September 30, 2009.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American’s pre-tax income or a decrease in MGU pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  The Company recorded net income attributable to the non-controlling interest of $717,000 and $443,000 for the nine months ended September 30, 2010 and 2009, respectively.  The net income for the nine months ended September 30, 2010 and 2009 relates to the 49% non-controlling interest in IPA and the 49% non-controlling interest in HIO.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased to $1,939,000, or $.23 per share, diluted, for the nine months ended September 30, 2010, compared to $2,091,000, or $.25 per share, diluted, for the nine months ended September 30, 2009.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the nine months ended September 30, 2010, our MGUs and Agencies paid $1,340,000 in dividends to Corporate.

Cash Flows

As of September 30, 2010, the Company had $64,414,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $60,894,000 as of December 31, 2009.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2010 was $757,000.  Net cash used by investing activities of continuing operations for the nine months ended September 30, 2010 was $2,468,000.

As of September 30, 2010, the Company had $5,613,000 of restricted cash at our MGUs.  The amount at our MGUs is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $5,613,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by our MGUs on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by our MGUs.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of each MGU with a corresponding payable to each insurance carrier.  In addition to the premium being held at our MGUs, our MGUs are in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that our MGUs can access to reimburse claims in a timely manner.  The cash is used by our MGUs to pay claims on behalf of the insurance carriers they represent.

As of September 30, 2010, the Company had $26,376,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $5,339,000 to $62,160,000 during the nine months ended September 30, 2010 from $56,821,000 at December 31, 2009, primarily due to the purchase of additional fixed maturity securities and an increase in unrealized gains on fixed maturity securities.

The Company had receivables from reinsurers of $10,848,000 at September 30, 2010.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at September 30, 2010

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	September 30,	December 31,
	2010	2009

Medical Stop-Loss	$19,622	$20,716
Fully Insured Health	6,108	7,890
DBL	646	680

	$26,376	$29,286

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

The $4,584,000 increase in AMIC’s stockholders' equity in the first nine months of 2010 is primarily due to net income of $1,939,000 and a $2,603,000 decrease in net unrealized losses on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized losses on available-for-sale securities totaled $561,000 at September 30, 2010, approximately 97.3% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At September 30, 2010, approximately 2.7% (or $1,461,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at September 30, 2010.

At September 30, 2010, the Company had $1,664,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 60.1% were in CMOs that originated in 2005 or earlier and 39.9% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the nine months ended September 30, 2010 and 2009, the Company recorded realized losses for other-than-temporary impairments of $29,000 and $0, respectively.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2010 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$22	$-	$320	$342
Equity securities	8	-	-	-	8

Total	$8	$22	$-	$320	$350

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2010.  In 2010, the Company experienced a decrease in net unrealized losses of $2,603,000 which increased stockholders' equity by $2,603,000 (reflecting net unrealized gains of $1,777,000 at September 30, 2010 compared to net unrealized losses of $826,000 at December 31, 2009).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

•

Rolling out various supplemental medical products by 2011 for which we believe there will be a developing market in future years.  Independence American has filed these products and they are now being distributed by Independent Producers of America, among others.

•

Continuing the improved profitability of our Fully Insured Health business by monitoring compliance with the corrective actions taken in 2009 on this line.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010.  The National Association of Insurance Commissioners has now issued its proposed regulations.  The regulations proposed to-date (including those mandating minimum loss ratios) seem to have validated our strategy of pursuing niche lines of business across many states utilizing multiple carriers and we believe they will have minimal impact in the near future.  We have begun a comprehensive review of all the options for AMIC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical plans in the small employer and individual markets, the law may make exceptions for carriers, such as ours, that have a minimal presence in any one state.  “Non-essential” lines of business are not impacted by health care reform.

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

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at September 30, 2010:

	September 30, 2010
	Change in Interest Rates
	200 basis	100 basis	Base	100 basis	200 basis
	point rise	point rise	scenario	point decline	point decline
Corporate securities	$21,548	$22,448	$23,405	$24,268	$24,826
CMO	3,028	3,276	3,584	3,815	3,867
U.S. Government obligations	4,838	5,037	5,247	5,428	5,436
Agency MBS	266	272	278	278	278
GSE	6,693	7,058	7,396	7,663	7,791
State & Political Subdivisions	14,521	15,262	16,066	16,859	17,367

Total Estimated fair value	$50,894	$53,353	$55,976	$58,311	$59,565

Estimated change in value	$(5,082)	$(2,623)		$2,335	$3,589

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

There has been no change in AMIC’s internal control over financial reporting during the third quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In June 2010, the Board of Directors of AMIC authorized the repurchase of up to 200,000 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of September 30, 2010, 188,268 shares were still authorized to be repurchased under the program.  Share repurchases during the third quarter of 2010 are summarized as follows:

2010
			Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

July	3,000	$5.20	196,820
August	8,552	$5.05	188,268
September	-	-	188,268

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	November 9, 2010

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	November 9, 2010