Form 10-K/A
period 2009-12-31
AMERICAN INDEPENDENCE CORP
filed 2011-01-07
CIK 97196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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
☐ Yes                              ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes                              ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes        ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes                              ☒ No

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

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 25, 2010 (the “Original Filing”), is filed in response to comments set forth in a letter dated December 15, 2010 received by the Company from the United States Securities and Exchange Commission (the “SEC”).  In response to such comments, we have included additional disclosure under “Part III, Item 10. Directors, Executive Officers and Corporate Governance,” which disclosure is intended to clarify and supplement the disclosure previously set forth in the Company’s Definitive Proxy Statement on Schedule 14A  filed with the SEC on April 30, 2010.   Additionally, in response to the SEC’s comments, we have also amended and restated “Part IV, Item 15, Exhibits and Financial Statement Schedules.”

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments have been made to the Original Filing.  This Amendment speaks only as of the date of the Original Filing, and the Company has not updated the disclosure contained therein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

FORM 10-K/A CROSS REFERENCE INDEX

PART III	Item 10.	Directors, Executive Officers and Corporate Governance	3

PART IV	Item 15.	Exhibits and Financial Statement Schedules	10

Item 10.                   Directors, Executive Officers and Corporate Governance

Nominees for Election to the Board

Director, Year First Elected as Director	Age	Principal Occupation, Business and Directorships

Mr. Edward A. Bennett 1998	63
Non-Executive Chairman of the Board since June 2001; from 2000 to 2001, a Partner of (212) Ventures, a venture capital firm dedicated to investing in infrastructure and wireless internet services and technologies; from 1997 until 2002, President and Chief Executive Officer of Bennett Media Collaborative, a new media, internet and technology consulting company;  President and Chief Executive Officer of Prodigy Ventures, an internet/ technology investment firm, from June 1996 to June 1997, and President and Chief Executive Officer of Prodigy Services Corporation, an internet services company, from April 1995 to June 1996; prior to that,  President and Chief Executive Officer at VH-1 Networks from 1989 to 1994, and Executive Vice President and Chief Operating Officer at Viacom Cable from 1979 to 1989.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Bennett should serve as one of the Company’s directors are described as follows:

Mr. Bennett has extensive experience in the governance of technology companies (relevant to the Company’s online ventures), in investments (relevant to the Company’s investment strategy), in marketing and in growing successful organizations with entrepreneurial company cultures.

Mr. Edward Netter 2002	77
Chairman of the Board and a Director of Independence Holding Company (“IHC”) since December 1990; Chief Executive Officer of IHC from December 1990 until January 2000; Chairman of the Board since February 1978 and a Director since 1977 of Geneve Corporation (“Geneve”); since January 1998, a Director of The Aristotle Corporation (“Aristotle”), a publicly held company with its principal executive offices in Stamford, Connecticut, which is a leading manufacturer and global distributor of educational, health and agricultural products.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Netter should serve as one of the Company’s directors are described as follows:

Mr. Netter has extensive experience in diverse, complex businesses and transactions, including involving public companies in the insurance industry.  In addition, Mr. Netter is the Chairman of the Board of Directors of IHC, the Company’s majority stockholder and primary source of business.

Director, Year First Elected as Director	Age	Principal Occupation, Business and Directorships

Mr. Myron M. Picoult 2002	68
Since April 2004, a self-employed independent insurance consultant; from July 2002 through April 2004, an advisor working exclusively for Lazard Freres & Company, an investment bank located in New York, New York, with regard to all facets of the insurance industry; from July 1996 through July 2002, a Senior Advisor at Dresdner Klienwort Wasserstein, an investment bank located in New York, New York; from August 1995 to July 1996, a Managing Director and Senior Insurance Analyst for First Manhattan Company, an investment firm located in New York, New York; from June 1979 to June 1995, a Managing Director and Senior Insurance Analyst for Oppenheimer & Company, Inc., an investment bank located in New York, New York; from February 1971 through May 1979, a Limited Partner and Senior Insurance Analyst for Bear, Stearns and Company, an investment bank located in New York, New York.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Picoult should serve as one of the Company’s directors are described as follows:

Mr. Picoult has extensive experience in diverse, complex businesses and transactions, including involving public companies in the insurance industry.

Mr. Ronald I. Simon 1995	71
Chairman of the Board from August 1997 until April 1999, Vice Chairman of the Board from April 1999 to February 2001, Acting Chairman of the Board, Chief Executive Officer and Chief Financial Officer from February 2001 through May 2001, Chairman of the Compensation Committee since January 2003, and a member of the Audit Committee since January 2005; from May 1997 through April 2000, Executive Vice President and Chief Financial Officer of Western Water Company, and a Director of the company from September 1999 to September 2001; a Director of Collateral Therapeutics Inc., a developer of non-surgical gene therapy procedures for the treatment of cardiovascular diseases, from May 1999 through July 2002, when the company was acquired by Schering, AG; from January 2006 through January 2009,  a Director of Cardium Therapeutics, a company formed to acquire and further develop the procedures originally developed by Collateral Therapeutics; from August 2001 through June 2002, Chief Financial Officer of Wingcast, Inc., a joint venture of Ford Motor Company and Qualcomm, Inc.; from April 2003 through April 2005, Director of BDI Investment Corp., a closely held regulated investment company; from March 2003 through February 2006, a Director of WFS Financial, Inc., one of the nation’s largest independent automobile finance companies; since August 2007, a director and member of the audit committee of Ellington Financial, LLC, a specialty finance company specializing in acquiring and managing mortgage-related assets.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Simon should serve as one of the Company’s directors are described as follows:

Mr. Simon has extensive experience in finance, corporate governance, corporate management and in growing successful organizations with entrepreneurial company cultures.

Director, Year First Elected as Director	Age	Principal Occupation, Business and Directorships

Mr. Roy T.K. Thung 2002	66
Since November 2002, Chief Executive Officer and President; Chief Executive Officer, President and a Director of IHC since January 2000; from July 1999 to December 1999, President, Chief Operating Officer and a Director of IHC; from November 1993 to July 1999, Executive Vice President, Chief Financial Officer, Treasurer and a Director of IHC; from October 1993 to July 1999, Executive Vice President and Chief Financial Officer of Geneve; since July 1999, Executive Vice President of Geneve; since June 2002, a Director of Aristotle.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Thung should serve as one of the Company’s directors are described as follows:

Mr. Thung has extensive experience in diverse, complex businesses and transactions, including involving public companies in the insurance industry.  In addition, Mr. Thung is the Chief Executive Officer and President of IHC, the Company’s majority stockholder and primary source of business.

Mr. Martin E. Winter 2002	56
Chairman of the Audit Committee since December 2002; since September 2003, a Managing Director of Alvarez & Marsal, a global diversified professional services firm, which assists companies to solve problems and unlock value; from 2002 to 2005, Chief Executive Officer of Independent Board Advisory Services, located in New York, New York, which provides clearly defined solutions and objective financial analysis to audit committees and boards of directors of publicly held companies, and was affiliated with Alvarez & Marsal; from 1988 to September 2002, a principal (since 1994), Senior Vice President and Director, and Chief Financial Officer and other positions at various times, with MD Sass Investors Services, Inc. and affiliated companies, a privately held investment management firm; for more than five years prior to 2000, Secretary and Treasurer of Corporate Renaissance Group, Inc., a publicly traded business development company.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Winter should serve as one of the Company’s directors are described as follows:

Mr. Winter has extensive executive experience in major organizations and has valuable expertise with financial issues, risk management and oversight.

Executive Officers

Except for Mr. Thung, who serves as (and is nominated to continue as) a director of AMIC, set forth below is information about each executive officer of AMIC, including such officer’s name, age, all positions and offices held with AMIC and its subsidiaries and principal occupations and business experience during the past five years.  AMIC’s officers are elected by the Board, each to serve until his or her successor is elected and has qualified, or until his or her earlier resignation, removal from office or death.

Mr. Bernon R. Erickson, Jr., 49
Chief Health Actuary and Senior Vice President

Since June 2007, Chief Health Actuary and Senior Vice President; since April 2007, Chief Health Actuary and Senior Vice President of IHC; since April 2007, Chief Executive Officer and President of Actuarial Management Corporation, a wholly owned subsidiary of IHC; for more than five years prior to April 2007, President and founder of Actuarial Management Corporation.

Ms. Teresa A. Herbert, age 48
Chief Financial Officer and Senior Vice President

Since November 2002, Chief Financial Officer and Senior Vice President; since March 2005, Chief Financial Officer and Senior Vice President of IHC; since March 2001, Vice President of Geneve Corporation.

Mr. David T. Kettig, age 51
Chief Operating Officer and Senior Vice President

Since April 2009, Chief Operating Officer and Senior Vice President; from June 2007 to April 2009, Co-Chief Operating Officer and Senior Vice President; from November 2002 to June 2007, Chief Operating Officer and Senior Vice President; since December 1, 2006, President and a director of Independence American Insurance Company (“Independence American”), a wholly owned subsidiary of AMIC; since April 2009, Chief Operating Officer and Senior Vice President of IHC; from January 2006 to April 2009, Co-Chief Operating Officer and Senior Vice President of IHC.

Mr. Jeffrey C. Smedsrud, 51
Chief Marketing and Strategy Officer and Senior Vice President

Since June 2007, Chief Marketing and Strategy Officer and Senior Vice President; since April 2008, Chief Executive Officer  of Independent Producers of America, LLC, a subsidiary of AMIC; since March 2006, Chief Marketing and Strategy Officer and Senior Vice President of IHC; since March 2006, Chief Executive Officer and President of IHC Health Solutions, Inc., a wholly owned subsidiary of IHC; for more than five years prior thereto, president and founder of CA Marketing and Management Services, LLC, the corporate predecessor to IHC Health Solutions, Inc.; prior thereto, managing partner of CORE Marketing.

Mr. Henry B. Spencer, age 70
Vice President — Investments

Since March 2005, Vice President — Investments; since March 2005, Vice President – Investments of IHC; for more than five years prior thereto, Chief Investment Officer of Head Asset Management, an investment advisory affiliate of Head & Co, merchant bankers in the insurance industry, located in New York, New York; for eleven years prior thereto, Senior Vice President — Investments for Guardian Life Insurance Company, located in New York, New York.

Mr. Adam C. Vandervoort, age 35
Vice President, General Counsel and Secretary

Since September 2006, Vice President, General Counsel and Secretary; since September 2006, Vice President, General Counsel and Secretary of IHC; for more than five years prior to September 2006, attorney in private practice.  Mr. Vandervoort is licensed to practice law in the states of California, Connecticut and New York.

CORPORATE GOVERNANCE MATTERS

Corporate Governance Documents

In furtherance of its longstanding goals of providing effective governance of American Independence Corp.’s (AMIC’s) business and affairs for the long-term benefit of stockholders and promoting a culture and reputation of the highest ethics, integrity and reliability, the Board has adopted:

•
a Code of Business Ethics that applies to AMIC’s President and Chief Operating Officer, Chief Financial Officer, principal accounting officers or controller and other Company employees performing similar functions (the “Code of Ethics”);

•	a Corporate Code of Conduct that applies to all employees, officers and directors of AMIC and its subsidiaries and affiliates (the “Code of Conduct”); and

•	written charters for its audit and compensation committees (the “Charters”).

The Code of Ethics, Code of Conduct, and the Charters can be found on AMIC’s website at www.americanindependencecorp.com, and are also available in print to any stockholder who requests them.  The information on AMIC’s website, however, is not incorporated by reference in, and does not form part of, this document.  The Board does not anticipate modifying the Code of Ethics or the Code of Conduct, or granting any waivers to either, but were any such waiver or modification to occur, it would promptly be disclosed on AMIC’s website.

Director Independence

As a company listed on the NASDAQ Global Market, AMIC adopts and uses as its definition of independence the standards for independence set forth in the rules applicable to companies listed on the NASDAQ Global Market (the “NASDAQ Rules”).  The Board has determined that four directors (Messrs. Bennett, Picoult, Simon and Winter, collectively “Independent Members”) meet such definition of independence.  The remaining directors, Messrs. Netter and Thung, were nominated by IHC pursuant to that certain Stock Agreement, dated as of July 30, 2002, among AMIC, IHC and a subsidiary of IHC pursuant to which, IHC is entitled to nominate at least two directors. Messrs. Netter and Thung are not independent. Since a majority of the Board is comprised of Independent Members, AMIC meets the independence standards in the NASDAQ Rules.  For each independent director, after reasonable investigations and in reliance on representations made by such independent director to AMIC, AMIC believes there is no transaction, relationship, or arrangement not otherwise disclosed.

Board Leadership Structure

The Board understands that there is no single, generally accepted approach to providing Board leadership and that given the dynamic and competitive environment in which we operate, the right Board leadership structure may vary as circumstances warrant. To this end, the Board has no policy mandating the combination or separation of the roles of Chairman and CEO and believes the matter should be discussed and considered from time to time as circumstances change. Currently, the Company maintains a separate Chairman and CEO. This leadership structure is appropriate for the Company at this time as it permits our CEO, Mr. Roy T.K. Thung, to focus on management of the Company’s day-to-day operations, while allowing our Chairman, Mr. Edward A. Bennett, to lead the Board in its fundamental role of providing advice to and independent oversight of management.

Board Role in Risk Oversight; Audit Committee

The Board administers its risk oversight function directly and through its Audit Committee. The Board and the Audit Committee regularly discuss with management, and the Company’s independent auditors and internal auditor, our major risk exposures, their potential financial impact on the Company, and the steps we take to manage these risks.

In general, management is responsible for the day-to-day management of the risks the Company faces, while the Board, acting as a whole and through the Audit Committee, has responsibility for the oversight of risk management. In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.  Senior management attends the regular quarterly meetings of the Board and is available to address questions and concerns raised by the Board on risk management-related and other matters.

The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements. In addition, the Audit Committee discusses policies with respect to risk assessment and risk management with management, internal audit and the independent auditors.

The Audit Committee assists the Board with oversight of risk management by reviewing the Company’s financial statements and meeting with the Company’s independent auditors and internal auditor at regularly scheduled meetings of the Audit Committee to review their reports on the adequacy and effectiveness of our internal audit and internal control systems and discusses with management the Company’s major financial risks and exposures and the steps management has taken to monitor and control such risks and exposures.

Audit Committee Financial Expert

The Board has determined that at least two members of the Board’s Audit Committee, Messrs. Winter and Simon, qualify as “audit committee financial experts” as such term is defined in Item 401(h)(2) of Regulation S-K, promulgated by the SEC.

Executive Sessions of Independent Members

Independent Members meet at least twice annually at regularly scheduled executive sessions, in connection with regularly scheduled Board meetings.  At least once a year, such meetings include only the independent members of the Board.  Mr. Winter presides over meetings of the non-employee and independent directors.

Communications with Directors

You may communicate directly with any member or committee of the Board by writing to:  AMIC Board of Directors, c/o Corporate Secretary, 485 Madison Avenue, 14th Floor, New York, New York 10022.  Please specify to whom your letter should be directed.  The Corporate Secretary of AMIC will review all such correspondence and regularly forward to the Board a summary of all such correspondence and copies of all correspondence that, in his opinion, deals with the functions of the Board or its committees or that he otherwise determines requires the attention of any member, group or committee of the Board.  Board members may, at any time, review a log of all correspondence received by AMIC that is addressed to Board members and request copies of any such correspondence.

Interested parties who wish to communicate with non-management AMIC directors, or with the presiding director of the Board’s executive sessions, may do so by writing to AMIC Board of Directors, c/o Corporate Secretary, Attn: Non-management Directors (or the Presiding Director for executive sessions, as applicable), 485 Madison Avenue, 14th Floor, New York, New York 10022.    All such mail received will first be opened and screened for security purposes.

Nomination of Director Candidates

The NASDAQ Rules allow that, in lieu of an independent nominating committee, director nominees may be selected by a majority of a company’s independent directors. Given the relatively small size of the Board and the Stock Agreement’s requirements, AMIC believes that it is not necessary or appropriate to form a separate nominating committee and has elected instead to have the Independent Members fulfill these duties. In selecting candidates for nomination to serve on the Board, the Independent Members begin by determining whether the incumbent directors desire and are qualified to continue their service on the Board. The Board is of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, giving AMIC the benefit of the familiarity and insight into AMIC’s affairs that its directors have accumulated during their tenure, while contributing to the Board’s ability to work as a collective body. Accordingly, it is the policy of the Independent Members, absent special circumstances, to nominate qualified incumbent directors who continue to satisfy AMIC’s criteria for membership on the Board, who the Independent Members believe will continue to make important contributions to the Board and who consent to stand for reelection and, if reelected, to continue their service on the Board. If there are Board positions for which the Independent Members will not be re-nominating a qualified incumbent, the Independent Members will solicit recommendations for nominees from persons whom the Independent Members believe are likely to be familiar with qualified candidates, including members of the Board and senior management. The Independent Members will review and evaluate each candidate whom they believe merits serious consideration, taking into account all available information concerning the candidate, the qualifications for Board membership established by AMIC, the existing composition and mix of talent and expertise on the Board and other factors that they deem relevant. In conducting their review and evaluation, the Independent Members may solicit the views of management and other members of the Board and may, if deemed helpful, conduct interviews of proposed candidates.

The Board does not have a formal policy with respect to diversity. However, the Board seeks to have a Board that reflects an appropriate balance of knowledge, experience, skills, expertise and diversity, as applicable to our industry. The Board assesses its achievement of diversity through the review of Board composition as part of the Board’s annual self-assessment process.

By resolution adopted by the Board, AMIC requires that all candidates for director be persons of integrity and sound ethical character, be able to represent all stockholders fairly, have no interests that materially conflict with those of AMIC and its stockholders, have demonstrated professional achievement, have meaningful management, advisory or policy making experience, have a general appreciation of the major business issues facing AMIC, and have adequate time to devote to service on the Board. Additionally, AMIC requires that (subject to vacancies) a majority of directors be independent as defined under the NASDAQ Rules, that at least three of the directors have the financial literacy necessary for service on the audit committee and at least one of these directors qualify as an “audit committee financial expert,” as defined by applicable SEC rules.

The Independent Members will consider recommendations for director nominations submitted by stockholders entitled to vote in the election of directors. However, the Independent Members will only consider candidates who satisfy the minimum qualifications for director outlined above. In considering a stockholder recommendation, the Independent Members will take into account, among other factors, the size and duration of the recommending stockholder’s ownership interest in AMIC and whether the stockholder intends to continue holding that interest through the annual meeting date. Stockholders should be aware, as discussed above, that it is the general policy of AMIC to re-nominate qualified incumbent directors; and that, absent special circumstances, the Independent Members will not consider other candidates when a qualified incumbent consents to stand for reelection. See “Stockholder Proposals” for procedures to forward stockholder nominations to the Independent Members.

Meetings

During 2009, the Board and its committees held nine meetings.  Each director attended at least 75% of the aggregate of: (i) the total number of meetings of the Board; and (ii) the total number of meetings held by all committees of the Board on which he served.

Committees

The Board has an Audit Committee and a Compensation Committee (the “Compensation Committee”). The Audit Committee and the Compensation Committee both consist entirely of non-employee directors who satisfy the independence requirements in the NASDAQ Rules and applicable SEC rules and regulations. AMIC does not have a standing nominating committee, as explained above.  Committee memberships are as follows:

Audit Committee	Compensation Committee
Mr. Martin E. Winter (Chairman)	Mr. Ronald I. Simon (Chairman)
Mr. Edward A. Bennett	Mr. Myron M. Picoult
Mr. Myron M. Picoult	Mr. Martin E. Winter
Mr. Ronald I. Simon

Audit Committee.  The principal functions of the Audit Committee are to: (i) select an independent registered public accounting firm; (ii) review and approve management’s plan for engaging AMIC’s independent registered public accounting firm during the year to perform non-audit services, and consider what effect these services will have on the independence of AMIC’s independent registered public accounting firm; (iii) review AMIC’s annual financial statements and other financial reports that require approval by the Board; (iv) oversee the integrity of AMIC’s financial statements, AMIC’s systems of disclosure controls and internal controls over financial reporting and AMIC’s compliance with legal and regulatory requirements; (v) review the scope of audit plans of AMIC’s internal audit function and independent registered public accounting firm and the results of their audits; and (vi) evaluate the performance of AMIC’s internal audit function and independent registered public accounting firm.

The Audit Committee met four times during 2009. The Audit Committee and the Board have determined that each member of the Audit Committee is financially literate and Messrs. Winter and Simon qualify as “audit committee financial experts,” as such term is defined in Item 401(h)(2) of Regulation S-K, promulgated by the SEC.

Compensation Committee.  The Compensation Committee assists the Board in fulfilling its responsibilities with regard to compensation matters, is responsible for determining the compensation of AMIC’s executive officers, and administers AMIC’s 2009 Stock Incentive Plan  (“2009 Stock Incentive Plan”) and 1998 Stock Incentive Plan (“1998 Stock Incentive Plan”).  During 2009, no compensation was paid by AMIC to the Chief Executive Officer or other executive officers.  The Compensation Committee met one time in 2009.

The Compensation Committee exercises sole authority to determine and approve the Chief Executive Officer’s compensation level.  Management’s recommendations as to the form and level of compensation of AMIC’s other executive officers are subject to the approval of the Compensation Committee. The Committee has not retained a compensation consultant.

Attendance at Annual Meeting of Stockholders

Each AMIC director is expected to be present at the Annual Meeting of Stockholders.  Were an AMIC director unable to attend the annual meeting, AMIC would endeavor to arrange for the director’s participation by teleconference.  At last year’s annual meeting, every AMIC director attended in person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of AMIC and persons who own more than ten percent of AMIC common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of beneficial ownership (Form 3) and reports of subsequent changes in their beneficial ownership (Form 4 or Form 5) of AMIC’s common stock.  Such directors, officers and greater-than-ten-percent stockholders are required to furnish AMIC with copies of the Section 16(a) reports they file.  The SEC has established specific due dates for these reports, and AMIC is required to disclose in this document any late filings or failures to file.

Based solely upon a review of the copies of the Section 16(a) reports (and any amendments thereto) furnished to AMIC and written representations from certain reporting persons that no additional reports were required, AMIC believes that its directors, reporting officers and greater-than-ten-percent stockholders complied with all these filing requirements for the fiscal year ended December 31, 2009.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

(1)	Financial Statements for the fiscal years ended December 31, 2009 and 2008, and Report of Independent Registered Public Accounting Firm

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules*
	Schedule I – Summary of investments – other than investments in related parties	76

	Schedule II – Financial information of Parent Company	77-79

	Schedule III – Supplementary insurance information	80

	Schedule V – Valuation and Qualifying Accounts	81

*All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits - See Index to Exhibits included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K).

(b) Exhibits

Exhibit No.	Description of Document

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

10.7	Quota Share Reinsurance Agreement between Madison National Life Insurance, Inc. and Independence American Insurance Company, as amended.**
10.8	Quota Share Reinsurance Agreement between Standard Security Life Insurance Company of New York and Independence American Insurance Company, as amended.**
21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 7, 2011.

AMERICAN INDEPENDENCE CORP.

Signature

/S/ Teresa A. Herbert	Senior Vice President and Chief Financial Officer
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
INDEX TO EXHIBITS

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

10.7	Quota Share Reinsurance Agreement between Madison National Life Insurance, Inc. and Independence American Insurance Company, as amended.**
10.8	Quota Share Reinsurance Agreement between Standard Security Life Insurance Company of New York and Independence American Insurance Company, as amended.**
21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

** Filed herewith.