Form 10-K/A
period 2009-12-31
AMERICAN INDEPENDENCE CORP
filed 2011-02-01
CIK 97196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 2)
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
☐ Yes                              ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes        ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐

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

Explanatory Note

This Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 25, 2010 (the “Original Filing”), is filed in response to comments set forth in letters dated December 15, 2010 and January 18, 2011 received by the Company from the United States Securities and Exchange Commission (the “SEC”).  In response to such comments, we amended and restated “Part III, Item 11. Executive Compensation,” which disclosure is intended to clarify and supplement the disclosure previously set forth in the Company’s Definitive Proxy Statement on Schedule 14A  filed with the SEC on April 30, 2010.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except for Amendment No. 1 to the Original Filing filed on January 7, 2011, and as described above, no other amendments have been made to the Original Filing.  This Amendment speaks only as of the date of the Original Filing, and the Company has not updated the disclosure contained therein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

FORM 10-K/A CROSS REFERENCE INDEX

PART III	Item 11.	Executive Compensation	3

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2010, which definitive proxy statement will be filed with the SEC.

Summary Compensation Table

The following table lists the annual compensation for AMIC’s CEO, CFO and its two other most highly compensated executive officers in 2009 for the years 2009, 2008 and 2007.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Roy T.K. Thung	2009	$93,900	(1)	—	—	—	—	—	$93,900
Chief Executive Officer and	2008	$56,400	(2)	—	—	—	—	—	$56,400
President	2007	$37,500	(3)	—	—	—	—	—	$37,500

Ms. Teresa A. Herbert	2009	$55,200	(1)	—	—	$2,757	—	—	$57,957
Chief Financial Officer and	2008	$62,700	(2)	—	—	$11,100	—	—	$73,800
Senior Vice President	2007	$47,475	(3)	—	—	$20,672	—	—	$68,147

Mr. David T. Kettig	2009	$104,224	(1)	—	—	$2,773	—	—	$106,997
Chief Operating Officer	2008	$41,740	(2)	—	—	$11,092	—	—	$52,832
and Senior Vice President	2007	$35,122	(3)	—	—	$20,664	—	—	$55,786

Adam C. Vandervoort	2009	$147,515	(4)	—	—	$6,615	—	—	$154,130
Vice President, General	2008	$79,927	(4)	—	—	$6,615	—	—	$86,542
Counsel and Secretary	2007	$74,268	(4)	—	—	$5,142	—	—	$79,410

(1)
During fiscal year 2009, all salary paid to AMIC’s executive officers was paid by IHC and no salary was paid by AMIC.  All amounts paid by AMIC with respect to any services received from these individuals were paid to IHC pursuant to the terms of a service agreement — see “Certain Relationships and Related Transactions.”  The salary listed represents the portion of the executive officer’s total IHC paid salary that is allocated to AMIC under the services agreement.  The salary listed is included in the salary listed in the Summary Compensation Table found in IHC’s 2010 definitive proxy statement filed April 30, 2010.

(2)
During fiscal year 2008, all salary paid to AMIC’s executive officers was paid by IHC and no salary was paid by AMIC.  All amounts paid by AMIC with respect to any services received from these individuals were paid to IHC pursuant to the terms of a service agreement — see “Certain Relationships and Related Transactions.”  The salary listed represents the portion of the executive officer’s total IHC paid salary that is allocated to AMIC under the services agreement.  The salary listed is included in the salary listed in the Summary Compensation Table found in IHC’s 2009 definitive proxy statement filed April 30, 2009.

(3)
During fiscal year 2007, all salary paid to AMIC’s executive officers was paid by IHC and no salary was paid by AMIC.  All amounts paid by AMIC with respect to any services received from these individuals were paid to IHC pursuant to the terms of a service agreement — see “Certain Relationships and Related Transactions.”  The salary listed represents the portion of the executive officer’s total IHC paid salary that is allocated to AMIC under the services agreement.  The salary listed is included in the salary listed in the Summary Compensation Table found in IHC’s 2008 definitive proxy statement filed April 29, 2008.

(4)
During the fiscal year listed, all salary paid to this individual was paid by IHC and no salary was paid by AMIC.  All amounts paid by AMIC with respect to any services received from this individual were paid to IHC pursuant to the terms of a service agreement — see “Certain Relationships and Related Transactions.”  The salary listed represents the portion of this individual’s total IHC paid salary that is allocated to AMIC under the services agreement.

(5)	Amounts reported under the “Option Awards” column represent expense recorded for financial statement purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 1, 2011.

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

10.7	Quota Share Reinsurance Agreement between Madison National Life Insurance, Inc. and Independence American Insurance Company, as amended.
10.8	Quota Share Reinsurance Agreement between Standard Security Life Insurance Company of New York and Independence American Insurance Company, as amended.
21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

** Filed herewith.