Form 10-K
period 2010-12-31
AMERICAN INDEPENDENCE CORP
filed 2011-03-18
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOE THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

[   ] Yes

        [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2010 was $21,110,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

Outstanding at March 17, 2011

Common Stock, $0.01 par value

8,513,313

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2011 annual meeting of stockholders to be held in June 2011 are incorporated by reference in response to Part III of this Report.

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

We own controlling interests in two managing general underwriter subsidiaries: Marlton Risk Group LLC ("Marlton") and Risk Assessment Strategies, Inc. ("RAS").  AMIC also has a minority investment in Majestic Underwriters LLC ("Majestic").  During 2010, AMIC owned another managing general underwriter, IndependenceCare Underwriting Services – Minneapolis, L.L.C. ("IndependenceCare"), which was put into runoff prior the end of 2009.  Marlton, IndependenceCare and RAS are collectively referred to as "our MGUs."  Our MGUs are responsible for marketing and underwriting their medical stop-loss business. In 2010, AMIC formed a stop-loss sales office, IHC Risk Solutions – IIG (“IIG”).  The underwriting for IIG business is performed by RAS and RAS purchased a block of stop-loss business that had formerly been managed by the management of IIG.  Another one of our subsidiaries, IHC Risk Solutions, Inc. (“RSI”), bills and collects premiums, administers and processes claims and performs medical management services for our MGUs, Majestic, IIG and third parties.  These functions, which were previously performed by each MGU separately, were consolidated in order to generate cost savings through economies of scale and provide more uniform results among the MGUs.

Marlton, which is headquartered near Philadelphia, Pennsylvania, markets and underwrites employer medical stop-loss and group life for Standard Security Life Insurance Company of New York ("Standard Security Life"), Independence American and two other carriers. RAS, which is headquartered near Hartford, Connecticut, markets and underwrites employer medical stop-loss and group life for Standard Security Life, Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American and one other carrier.  Standard Security Life and Madison National Life are wholly owned, indirect subsidiaries of Independence Holding Company.  IIG, which is based in Ft. Wayne, Indiana, markets employer medical stop-loss and group life for Independence American and one other carrier.  Independence Holding Company and its subsidiaries including Standard Security Life and Madison National Life are collectively referred to as "IHC". In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of approximately 28,000 shares of common stock of AMIC in the open market.  IHC owned 50.1% of AMIC’s outstanding stock as of December 31, 2010.  Subsequent to December 31, 2010, IHC acquired 1,100,325 shares of AMIC, bringing its ownership to 63.0%.  AMIC also has a 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency, and a 51% ownership in Independent Producers of America, LLC (“IPA”), a national, career agent marketing organization.  IIG, RSI, HIO, and IPA are collectively referred to as “our Agencies”.

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

In addition, AMIC expects that the number of insurance leads produced by HIO will continue to grow and that the revenue from HIO will continue to accelerate.  When AMIC acquired 51% of HIO in November, 2007 it was producing approximately 20,000 unique visitors per month and generating $30,000 of gross revenue.  By December 2010, HIO was producing nearly 100,000 unique visitors and generating $200,000 of gross revenue.  In October, 2010 HIO launched the Medicare Resource Center and anticipates generating unique visitors and revenue in mid 2011 as baby boomers increasingly use the internet to purchase Medicare-related products.

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

This stop-loss coverage is available on either a "specific" or a "specific and aggregate" or an “aggregate only” basis.  Specific stop-loss coverage reimburses employers for large claims incurred by an individual employee or dependent.  When an employee’s or dependent's covered claims exceed the specific stop-loss deductible, covered amounts in excess of the deductible are reimbursable to the employer under the specific stop-loss policy.  The specific stop-loss deductible is selected based on the number of covered employees, the employer's capacity to assume some of the risk, and the medical claim experience of the plan. Aggregate stop-loss coverage protects the employer against fluctuations due to claim frequency.  The employer's overall claim liability is limited to a certain dollar amount, often referred to as the attachment point.  An aggregate stop-loss policy usually provides reimbursement when coverage claims for the plan as a whole exceed the aggregate attachment point.

Standard Security Life, Madison National Life and Independence American market employer medical stop-loss insurance nationally through a network of managing general underwriters ("MGUs"), which are non-salaried contractors that receive administrative fees. As of December 31, 2010, Standard Security Life and Madison National Life marketed this product through multiple MGUs, including, RAS, Marlton and Majestic.  As of December 31, 2010, Independence American marketed this product through primarily two MGUs (see Note 20 of Notes to Consolidated Financial Statements), including the entity that sold the IIG block of business.  MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by Standard Security Life, Madison National Life and Independence American, billing and collecting premiums from the employers, paying commissions to agents, and third-party administrators ("TPAs") and/or brokers.  Standard Security Life, Madison National Life and Independence American are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves.

Fully Insured Health

Independence American writes fully insured health business, including consumer-driven health plans ("CDHPs").  This group major medical business, generally written through agents and brokers that receive commissions, is fully insured major medical coverage designed to work with health reimbursement accounts ("HRA") and health savings accounts ("HSA") which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as preferred provider organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment. In 2010, Independence American wrote approximately $12.4 million of this business and retained 100% of the risk, subject to a contractual undertaking by the producer of this business to share in 35% of all profits and losses. Independence American expects the premium from this line of business to be relatively flat in 2011.  In 2010, Independence American wrote approximately $14.1 million of health plans for individual and families through IPA and ceded 50% to a third-party reinsurer.  AMIC anticipates growth in this line of business in 2011 both through this production source and modest growth in assumed reinsurance premiums derived from health plans for individual and families written by Standard Security Life and Madison National Life.  In addition, in late 2010 Independence American began to make available limited and scheduled benefit plans through IPA.  It anticipates writing about $3.0 to $4.0 million of gross written premium in 2011.  Short-term medical business, which is primarily written through agents and brokers that receive commissions, is designed specifically for people with short-term needs for health coverage.  Independence American is licensed to write this product in the vast majority of states, and will continue to seek alternative distribution channels that would give it an opportunity to write this business on its paper.  Independence American expects this premium to be relatively flat in 2011.

Short-term Statutory Disability

Independence American reinsures 20% of Standard Security Life's short-term statutory disability benefit product in New York State ("DBL").  All companies with more than one employee in New York State are required to provide DBL insurance for their employees.  DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability.  Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  The DBL business is marketed primarily through independent general agents.  Independence American expects the reinsurance premium from this line of business to remain steady in 2011.

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

During 2010, 61% of Independence American’s premiums earned were derived from assumed reinsurance premiums, compared to 66% in 2009.  In 2010, 67% of this premium was related to medical stop-loss business, 26% was related to fully insured health business, and 7% was related to DBL.  Of the medical stop-loss premiums, 69% was generated from pro rata reinsurance treaties with Standard Security Life and Madison National Life pursuant to which they cede, at treaty renewals, at least 15%, and may cede up to 30%, of their gross medical stop-loss premiums written to Independence American under most of IHC’s medical stop-loss programs.  For 2010, Standard Security Life and Madison National Life ceded, on average, approximately 20% of their medical stop-loss business to Independence American.  The reinsurance treaties between Independence American and Standard Security Life and Independence American and Madison National Life terminate December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life, which is domiciled in New York, is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin, is licensed to sell insurance products in 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands, and is an accredited reinsurer in New York.  Both companies are rated A- (Excellent) by A.M. Best.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers on ten other programs.  For 2010, Independence American received between 10% and 25% of the premium on these unaffiliated programs.  The Company's strategic plan is to continue to expand the fully insured health and medical stop-loss business written by Independence American.

Federal Net Operating Loss Carryforwards

At December 31, 2010, AMIC had consolidated net operating loss (“NOL”) carryforwards of approximately $274 million for federal income tax purposes.  Some or all of the NOL carryforwards may be available to offset, for federal income tax purposes, the future taxable income, if any, of AMIC as described in more detail in Note 15 of the Notes to Consolidated Financial Statements.  The Internal Revenue Service ("IRS") has not audited any of AMIC's tax returns for any of the years during the carryforward period, including those returns for the years in which the losses giving rise to the NOL carryforward were reported.

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

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's board of directors.  As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents.  At December 31, 2010, 97.6% of the fixed maturities were investment grade.  The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk−based capital. The risk−based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention.  The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital.  Companies that do not meet certain minimum standards require specified corrective action.  At December 31, 2010, Independence American's total adjusted capital was significantly in excess of the authorized control level risk−based capital.

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

Employees

The Company and its subsidiaries, collectively, had 52 employees as of December 31, 2010.

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

Federal health care reform and financial reform may adversely affect our business, cash flows, financial condition and results of operations.

The Patient Protection and Affordable Care Act (“PPACA”) was signed into law by President Obama during March 2010.  PPACA requires us, for certain products in certain lines of business, to increase benefits, to limit rescission to cases of intentional fraud and, eventually, to insure pre-existing conditions, among other things.  If, for those products, our actual loss ratios fall short of required minimum loss ratios (by state and legal entity, subject to certain adjustments), we will be required to rebate the difference to consumers. We have made, and are continuing to make, significant changes to our operations, products and strategy to adapt to the new environment.  If our plans for operating in the new environment are unsuccessful or if there is less demand than we expect for our products in the new environment, our results could be adversely affected.

Additionally, in July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implements comprehensive changes to the regulation of financial services in the U.S. Among other things, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”).  While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulations promulgated by the CFPB may extend its authority more broadly to cover certain insurance products and thereby may adversely affect our results of operations.

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

In particular, at December 31, 2010, fixed maturities represented $53.7 million or 83% of our total investments of $64.4 million.  The fair market value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.  For mortgage−backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2010, approximately 97.6% of the fixed maturities were investment grade, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Goodwill represented $23.6 million of our $133.3 million in total assets as of December 31, 2010.  We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

We have U.S. federal NOL carryforwards of approximately $274 million, which may be used against any profits from our business.  However, events outside of our or IHC’s control, such as certain acquisitions and dispositions of our common stock, may limit the use of all or a portion of our NOL carryforwards.  If such events were to occur, our expectation of using our NOL carryforwards against potential profits would not be realized and we could potentially have a higher tax liability in the future than we would otherwise have had.  As the NOL carryforwards are utilized by AMIC, the amount of our NOL carryforwards could be reduced upon audit by the IRS for those tax years open for assessment under the statute of limitations.

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

Independence American currently reinsures 20% of Standard Security Life’s short-term statutory disability benefit product, but Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Standard Security Life and Madison National Life also ceded approximately 9% of the majority of their fully insured health business lines to Independence American.  Standard Security Life and Madison National Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  Standard Security Life and Madison National Life ceded approximately 20%, on average, of their medical stop-loss business to Independence American in 2009, however, they are not contractually obligated to cede amounts in excess of 15%.  Our MGUs are significant producers of medical stop-loss business for IHC, producing 44% of total IHC stop-loss premium in 2010.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

IndependenceCare leases 4,200 square feet of office space in Minneapolis, Minnesota, which expires on May 31, 2011.  This space is currently sublet.  RAS leases 4,200 square feet of office space in South Windsor, Connecticut, which expires on February 28, 2014.  Marlton leases 6,000 square feet of office space in Voorhees, New Jersey, and shares the facility with RSI.  The lease expires on March 31, 2011.  RSI signed a new lease for 6,200 square feet of office space in Marlton, New Jersey, which commences on April 1, 2011 and expires on June 30, 2016.  RSI will be sharing the facility with Marlton.

Item 3.

Legal Proceedings

We are involved in legal proceedings and claims that arise in the ordinary course of our businesses.  We have established reserves that we believe are sufficient given information presently available relating to our outstanding legal proceedings and claims.  We do not anticipate that the result of any pending legal proceeding or claim will have a material adverse effect on our financial condition or cash flows, although there could be such an effect on our results of operations for any particular period.

Item 4.

(Removed and Reserved)

PART II

Item 5.

 Market for the Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

Since November 15, 2002, American Independence Corp. (“AMIC or the “Company”) common stock has been listed and traded on the NASDAQ Stock Market ("NASDAQ") under the symbol "AMIC".

Quarter Ended:	High	Low
December 31, 2010	$5.63	$4.44
September 30, 2010	$5.54	$4.36
June 30, 2010	$6.29	$4.60
March 31, 2010	$6.55	$4.16

Quarter Ended:	High	Low
December 31, 2009	$5.20	$4.10
September 30, 2009	$5.25	$3.89
June 30, 2009	$4.78	$3.30
March 31, 2009	$4.17	$2.60

Holders of Record

At February 28, 2011, there were 82 record holders of the Company's common stock.  The closing price for the Company's common stock at December 31, 2010 was $4.85.

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

Dividends

The Company does not have any legal restriction on paying dividends, and no dividend on the Company’s stock was declared during 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2011 annual meeting of stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

In June 2010, the Board of Directors of AMIC authorized the repurchase of up to 200,000 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of December 31, 2010, 188,268 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended December 31, 2010.

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of the AMIC’s common stock with that of the NASDAQ Market Index (US) and the NASDAQ Stock Market Insurance Index.  The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2005.  Indices data was obtained from the Center for Research in Security Price (CRSP).  The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of Five Year Cumulative Total Return

Among AMIC, NASDAQ Stock Index (US) and NASDAQ Insurance Index

$140
$120
$100
$80
$60
$40
$20
$0
12/05
12/06
12/07
12/08
12/09
12/10
AMIC
NASDAQ Stock Index (U.S.)
NASDAQ Insurance Index

Item 6.

Selected Financial Data

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Income Data:
Total revenues	$89,404	$104,247	$113,312	$119,096	$81,485
Income from continuing
operations	2,982	3,166	1,511	1,353	1,770
Balance Sheet Data:
Total investments	64,449	57,630	52,847	60,148	56,206
Total assets	133,349	134,382	130,625	142,115	134,760
Insurance liabilities	29,192	34,807	39,740	47,512	40,150
AMIC stockholders’ equity	92,060	88,973	82,932	84,677	83,084
Per Share Data:
Basic income per common share
from continuing operations	.25	.31	.12	.13	.18
Diluted income per common
share from continuing operations	.25	.31	.12	.13	.18
Book value per common share	10.82	10.46	9.75	9.96	9.82

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our marketing organizations, including our two medical stop-loss managing general underwriter subsidiaries (“our MGUs"), our three insurance and marketing agencies IIG, IPA and HIO, and our claims administration company, RSI.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 50.1% of AMIC's stock as of December 31, 2010.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of approximately 28,000 shares of common stock of AMIC in the open market.  Subsequent to December 31, 2010, IHC acquired 1,100,325 shares of AMIC, bringing its ownership to 63%.  IHC's senior management has provided direction to us through service agreements between us and IHC.  In 2010, the majority of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and short-term statutory disability benefit product in New York State ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, and added dental in 2009.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its medical stop-loss products, and slightly increase the business written on its paper, especially major medical plans for individuals and families.

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

The following is a summary of key performance information and events (in thousands):

	Year Ended
	December 31,
	2010	2009	2008

Revenues	$89,404	$104,247	$113,312
Expenses	85,331	99,609	111,170
Income from continuing operations before income tax	4,073	4,638	2,142
Provision for income taxes	1,091	1,472	631
Income from continuing operations	2,982	3,166	1,511
Loss on disposition of discontinued operations, net of tax	-	-	(75)
Net income	2,982	3,166	1,436
Less: Net income attributable to the non-controlling interest	(883)	(554)	(471)
Net income attributable to American Independence Corp.	$2,099	$2,612	$965

•

The book value of the Company’s stockholders’ equity increased to $10.82 per share at December 31, 2010 compared to $10.46 per share at December 31, 2009.

•

Net income per share decreased to $.25 per share, diluted, or $2.1 million, for the year ended December 31, 2010, compared to $.31 per share, diluted, or $2.6 million for the year ended December 31, 2009.

•

At December 31, 2010, 97.6% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 4.0% and 4.6% for the years ended December 31, 2010 and 2009, respectively.  The lower yield is due to a decrease in investments in collateralized mortgage obligations and mortgage-backed securities, and an increase in higher rated government sponsored enterprise investments and municipal investments which bear lower interest rates.

•

Premiums earned decreased 14% to $73.9 million for the year ended December 31, 2010 from $85.5 million for the year ended December 31, 2009, primarily due to lower assumed medical stop-loss premiums and lower group major medical premiums written.

•

The Company recorded improved loss ratios in fully insured health for the year ended December 31, 2010.  The Company was adversely impacted by higher losses on one medical stop-loss program which caused an increase in loss ratio for the year ended December 31, 2010 (see Note 20 of Notes to Consolidated Financial Statements).

•

For the years ended December 31, 2010 and 2009, Independence American wrote $14.1 million and $10.9 million, respectively, of individual health business produced by our marketing organization IPA.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on our three lines of business for the years ended December 31, 2010 and 2009 are as follows (in thousands):

▪ Medical Stop-Loss	2010	2009	2008

Premiums Earned	$39,247	$46,378	$54,574
Insurance Benefits Claims and Reserves	28,789	30,937	37,838
Expenses	11,070	14,333	17,105

Loss Ratio(A)	73.4%	66.7%	69.3%
Expense Ratio (B)	28.2%	30.9%	31.3%
Combined Ratio (C)	101.6%	97.6%	100.6%

▪ Fully Insured Health	2010	2009	2008

Premiums Earned	$31,394	$35,834	$38,975
Insurance Benefits Claims and Reserves	19,568	26,823	30,370
Expenses	8,227	8,220	8,932

Loss Ratio(A)	62.3%	74.9%	77.9%
Expense Ratio (B)	26.2%	22.9%	22.9%
Combined Ratio (C)	88.5%	97.8%	100.8%

▪ DBL	2010	2009	2008

Premiums Earned	$3,218	$3,303	$3,435
Insurance Benefits Claims and Reserves	1,869	1,898	1,906
Expenses	936	999	999

Loss Ratio(A)	58.1%	57.5%	55.5%
Expense Ratio (B)	29.1%	30.2%	29.1%
Combined Ratio (C)	87.2%	87.7%	84.6%

(A)

Loss ratio represents insurance benefits claims and reserves divided by premiums earned.

(B)

Expense ratio represents net commissions (including profit commissions), administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(C)

The combined ratio is equal to the sum of the loss ratio and the expense ratio.

•

In 2010, our MGUs wrote an aggregate of $39.9 million of annualized gross premium compared to $54.8 million in 2009.  This reduction in premiums was due, in part, to planned pricing increases, stricter underwriting guidelines, the continuing generally "soft" market, and liquidation of IndependenceCare.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2010. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2007, 2008 and 2009 underwriting years that increased (decreased) by (1.0), (0.6), and 4.2 Loss Ratio points, respectively.  While the Company believes that larger variations are possible, based on the Company’s experience to date, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for the 2010 underwriting year at December 31, 2010.  The impact of these reasonably likely changes at December 31, 2010, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $0.8 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2010 Consolidated Statement of Operations.

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

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2010, Independence American derived a majority of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life, Madison National Life and Independence American have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For each of the twelve months ended December 31, 2010 and 2009, Standard Security Life and Madison National Life ceded an average of approximately 20% of their medical stop-loss business to Independence American. Independence American reinsures 20% of Standard Security Life’s DBL business.  Standard Security Life and Madison National Life also ceded approximately 9% of the majority of their fully insured health business lines to Independence American.  In addition, in 2010, Independence American ceded 50% of its major medical for individuals and families business to unaffiliated reinsurers.

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

Investments

The Company has classified all of its investments as available-for-sale securities.  These investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.  Fixed maturities and equity securities available-for-sale totaled $57.7 million and $55.1 million at December 31, 2010 and 2009, respectively.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

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

Declines in value of securities available-for-sale that are judged to be other-than-temporary are determined based on the specific identification method. The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates.  For fixed maturities, if the

Company intends to sell a security, or it is more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost basis, the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations. If a decline in fair value of a debt security is judged by management to be other-than-temporary, and: (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists. For any such security, the impairment is bifurcated into: (a) the amount of the total impairment related to the credit loss; and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheet.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent and ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations for the difference between the carrying value and the fair value of the securities. For the purpose of other-than-temporary impairment evaluations, preferred stocks with maturities are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features require the use of the equity model in analyzing the security for other-than-temporary impairment.

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  If the fair value of the Company is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2010 or 2009.  If the Company experiences a sustained decline in its results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2010, compared to the Year Ended December 31, 2009

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$39,247	-	1,683	28,789	10,923	147	$1,071
Fully Insured Health	31,394	-	508	19,568	7,725	502	4,107
DBL	3,218	-	75	1,869	936	-	488
Total Independence
American	73,859	-	2,266	50,226	19,584	649	5,666
MGU Subs and
Agencies	-	13,450	236	-	13,071	212	403
Corporate	-	-	16	-	1,589	-	(1,573)
Subtotal	$73,859	13,450	2,518	50,226	34,244	861	4,496

Net realized investment losses							(244)
Other-than-temporary impairment losses							(179)
Income before income taxes							4,073
Income taxes							(1,091)
Net income							2,982
Less: Net income attributable to the non-controlling interest							(883)
Net income attributable to American Independence Corp.							$2,099

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2009	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$46,378	46	1,942	30,937	14,186	147	$3,096
Fully Insured Health	35,834	162	548	26,823	7,719	501	1,501
DBL	3,303	-	72	1,898	999	-	478
Total Independence
American	85,515	208	2,562	59,658	22,904	648	5,075
MGU Subs and
Agencies	-	15,324	361	-	14,768	194	723
Corporate	-	1	1	-	1,437	-	(1,435)
Subtotal	$85,515	15,533	2,924	59,658	39,109	842	4,363

Net realized investment gains							275
Other-than-temporary impairment losses							-
Income before income taxes							4,638
Income taxes							(1,472)
Net Income							3,166
Less: Net income attributable to the non-controlling interest							(554)
Net income attributable to American Independence Corp.							$2,612

Premiums Earned.  Premiums earned decreased 14%, or $11,656,000 from 2009 to 2010.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business decreased $7,131,000.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($9,285,000), offset by an increase in medical stop-loss premiums written by Independence American ($2,154,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, and individual health decreased $4,440,000.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($4,193,000) and a decrease in group major medical premiums assumed from IHC ($2,347,000), offset by an increase in individual health premiums written by Independence American ($1,608,000).  Premiums relating to DBL decreased $85,000.  For 2010, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 20% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income decreased $1,915,000 from 2009 to 2010.  MGU fee income-administration decreased $1,457,000 to $4,129,000 for 2010, compared to $5,586,000 for 2009, as our MGUs have decreased their volume of business as a result of market conditions.  MGU fee income-profit commission decreased $102,000 to $919,000 for 2010, compared to $1,021,000 for 2009.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2010 are based on business written during portions of 2007, 2008 and 2009.  In 2010, income from our Agencies consisted of commission income and other fees of $5,752,000 from IPA, revenue of $2,261,000 from HIO, and $364,000 of claims administration fees from RSI.  In 2009, income from our Agencies consisted of commission income and other fees of $6,772,000 from IPA, revenue of $1,455,000 from HIO, and $506,000 of claims administration fees from RSI.

Net Investment Income.  Net investment income decreased $406,000 from 2009 to 2010.  The investment yields were 4.0% for 2010 and 4.6% for 2009.  The lower yield is due to a decrease in investments in collateralized mortgage obligations and mortgage-backed securities, and an increase in higher rated government sponsored enterprise investments and municipal investments which bear lower interest rates.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment loss of $244,000 for 2010, compared to a gain of $275,000 for 2009.  The Company recorded realized gains of $1,022,000 on bonds and equity securities offset by an additional loss of $1,266,000 resulting from discussions in the fourth quarter of 2010 with the trustee in bankruptcy pertaining to the resolution of claims related to the non-affiliate broker-dealer that managed the trading accounts of the Company in 2008 (see Note 7 of Notes to Consolidated Financial Statements).  The $1,266,000 pre-tax loss consisted of the reversal of $500,000 of anticipated Securities Investor Protection Corporation (“SIPC”) recoveries initially recorded in 2008 and $766,000 of withdrawals by AMIC deemed subject to return.  A settlement agreement was entered into with the trustee in the first quarter of 2011 and payment by the Company is expected to be made on or before July 15, 2011.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For 2010 and 2009, the Company recorded $179,000 and $0, respectively, of other-than-temporary-impairment losses.  This credit loss was a result of the expected cash flows of debt securities being less than their amortized cost.

Other Income.  Other income decreased $168,000 from 2009 to 2010.  Included in 2009 is income of $205,000 representing a decrease in the fair value of the derivative liability relating to the agreement with Employers Direct Health, Inc. (“EDH”) (see Note 20 of Notes to Consolidated Financial Statements).

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 16%, or $9,432,000 from 2009 to 2010.  The decrease is primarily comprised of a decrease in direct group major medical of $5,558,000 due to lower premiums written and improved loss ratios, a decrease in assumed medical stop-loss of $6,160,000 due to lower earned premiums, and a decrease in assumed fully insured of $1,862,000 due to lower premiums written and lower loss ratios, offset by an increase of $4,011,000 in direct medical stop-loss as a result of higher premiums and higher loss ratios.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $4,865,000 from 2009 to 2010.  This decrease is primarily due to (i) a decrease in commission and brokerage expenses of $3,847,000 incurred by Independence American, which resulted, in large part, from a decrease in assumed medical stop-loss premiums, assumed fully insured premiums, and direct group major medical premiums written, offset slightly by higher profit commission expense and administration fees, and (ii) lower expenses at IndependenceCare of $683,000, primarily due to lower payroll expenses as a result of closing the operation, and lower expenses at IPA of $893,000, primarily due to lower agent commissions and expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $19,000 from 2009 to 2010.

Income Taxes.  The provision for income taxes decreased $381,000 to $1,091,000, an effective rate of 34.2%, for 2010, compared to $1,472,000, an effective rate of 36.0%, for 2009.  Net income for 2010 and 2009 includes a non-cash provision for federal income taxes of $1,023,000 and $1,311,000, respectively.  The state tax effective rate decreased to 1.0% for 2010, compared to 3.1% for 2009.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American’s pre-tax income or a decrease in MGU pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $329,000 from 2009 to 2010.  The net income for 2010 and 2009 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased to $2,099,000, or $.25 per share, diluted, for 2010, compared to $2,612,000, or $.31 per share, diluted, for 2009.

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

Premiums Earned.  Premiums earned decreased 12%, or $11,469,000 from 2008 to 2009.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business decreased $8,196,000.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($9,443,000), partially offset by an increase in medical stop-loss written by Independence American ($1,247,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, and individual health decreased $3,141,000.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($5,888,000) and a decrease in group major medical premiums assumed from IHC ($862,000), offset by an increase in individual health premiums written by Independence American ($3,306,000).  Premiums relating to DBL decreased $132,000.

For 2009, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 23% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income increased $792,000 from 2008 to 2009.  MGU fee income-administration decreased $2,236,000 to $5,586,000 for 2009, compared to $7,822,000 for 2008, as our MGUs have decreased their volume of business as a result of stricter underwriting guidelines.  MGU fee income-profit commission decreased $15,000 to $1,021,000 for 2009, compared to $1,036,000 for 2008.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2009 are based on business written during portions of 2006, 2007 and 2008.  In 2009, income from our Agencies consisted of commission income and other fees of $6,772,000 from IPA, revenue of $1,455,000 from HIO, and $506,000 of claims administration fees from ECA.  In 2008, income from our Agencies consisted of commission income and other fees of $4,749,000 from IPA and revenue of $965,000 from HIO.

Net Investment Income.  Net investment income decreased $659,000 from 2008 to 2009.  The investment yields were 4.6% 2009 and 5.3% for 2008.  The lower yield is due to an increase in more liquid assets which bear lower interest rates.

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

Other Income.  Other income decreased $882,000 from 2008 to 2009.  Included in 2009 is income of $205,000 representing a decrease in the fair value of the derivative liability relating to the agreement with Employers Direct Health, Inc. (“EDH”) (see Note 20 of Notes to Consolidated Financial Statements).  Included in 2008 is income of $1,043,000 representing a decrease in the fair value of the derivative liability relating to the agreement with EDH.  The unrealized gain for 2009 and 2008 reflects the lower probability of EDH business meeting target benchmarks.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 15%, or $10,456,000 from 2008 to 2009.  The decrease is primarily comprised of a decrease in assumed medical stop-loss of $6,892,000 and a decrease in direct fully insured of $3,533,000 due to lower premiums written and improved loss ratios in group major medical, slightly offset by higher premiums and higher loss ratios in individual health.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $1,154,000 from 2008 to 2009.  This decrease is primarily due to (i) lower commission expense of $4,022,000 incurred by Independence American primarily resulting from a decrease in premiums assumed in medical stop-loss business and group major medical premiums written, and (ii) lower expenses at IndependenceCare and Marlton of $1,022,000 and $608,000, respectively, primarily due to lower payroll expenses. This was offset by (i) the additional expense at IPA of $3,157,000 which includes commissions and other general expenses of the agency, (ii) $934,000 at ECA, which was formed in the fourth quarter of 2008, and (iii) an increase in underwriting expenses at Independence American of $540,000 due to costs associated with higher individual health premiums written.

Amortization and Depreciation.  Amortization and depreciation expense increased $49,000 from 2008 to 2009.  The increase in amortization is primarily due to the acquisition of 51% of IPA in 2008.

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

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $83,000.  The net income for 2009 relates to the 49% non-controlling interest in IPA and the 49% non-controlling interest in HIO.  The net income for 2008 relates to the 20% non-controlling interest in Marlton (through March 31, 2008), the 49% non-controlling interest in IPA, and the 49% non-controlling interest in HIO.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the twelve months ended December 31, 2010, Independence American and our MGUs and Agencies paid $3,318,000 in dividends to Corporate.

Corporate utilizes cash primarily for the payment of general overhead expenses and common stock repurchases.

Cash Flows

As of December 31, 2010, the Company had $65,801,000 of cash, cash equivalents, and investments net of amounts due to/from brokers compared with $60,894,000 as of December 31, 2009.

Net cash provided by operating activities of continuing operations for the year ended December 31, 2010 was $3,479,000.

Net cash used by investing activities of continuing operations for the year ended December 31, 2010 was $4,830,000.

At December 31, 2010, the Company had $4,194,000 of restricted cash at RSI.  The amount at RSI is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $4,194,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by RSI on behalf of the insurance carriers RSI represents.  Each month the premium is remitted to the insurance carriers by RSI.  Until such remittance is made the collected premium is carried as an asset on the balance sheet of RSI with a corresponding payable to each insurance carrier.  In addition to the premium being held at RSI, RSI is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that RSI can access.  The cash is used by RSI to pay claims on behalf of the insurance carriers RSI represents.  The availability of cash enables RSI to reimburse claims in a timely manner.

At December 31, 2010, the Company had $24,998,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The chart below reflects the maturity distribution of AMIC’s contractual obligations at December 31, 2010 (in thousands):

	Net Operating	Insurance
	Leases	Reserves	Total

2011	$129	$24,101	$24,230
2012	105	173	278
2013	100	140	240
2014	65	127	192
2015	60	90	150
2016 and thereafter	31	367	398
Total	$490	$24,998	$25,488

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $6,366,000 to $63,187,000 at December 31, 2010 from $56,821,000 at December 31, 2009, primarily due to the purchase of additional fixed maturity securities and repurchase agreements, and an increase in unrealized gains on fixed maturity securities.

The Company had receivables from reinsurers of $9,155,000 at December 31, 2010.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at December 31, 2010.

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	December 31,	December 31,
	2010	2009

Medical Stop-Loss	$18,078	$20,716
Fully Insured Health	6,272	7,890
DBL	648	680

	$24,998	$29,286

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

The $3,087,000 increase in AMIC’s stockholders' equity is primarily due to net income of $2,099,000 and a $929,000 decrease in net unrealized losses on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders. Although the Company's gross unrealized gains on available-for-sale securities totaled $103,000 at December 31, 2010, approximately 97.6% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  These investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments. At December 31, 2010, approximately 2.4% (or $1,253,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at December 31, 2010.

At December 31, 2010, the Company had $1,524,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 59.3% were in CMOs that originated in 2005 or earlier and 40.7% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

Approximately 1.8% of fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies.  The purpose of this insurance is to increase the credit quality of the fixed maturities and their credit ratings.  If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the fixed maturities were uninsured.  The following table summarizes the credit quality of our fixed maturity portfolio as rated, and as rated if the fixed maturities were uninsured, at December 31, 2010:

Bond Ratings	As Rated %	If Uninsured %

AAA	63.3%	63.3%
AA	18.1%	18.1%
A	14.8%	14.1%
BBB	1.4%	2.1%

Total Investment Grade	97.6%	97.6%

BB or lower	2.4%	2.4%

Total Fixed Maturities	100%	100%

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

The Company reviews its investments regularly and monitors its investments continually for impairments as discussed in Note 2 (I) (vi) of the Notes to Consolidated Financial Statements.  For 2010 and 2009, the Company recorded a realized loss of $179,000 and $0, respectively, for other-than-temporary impairments.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2010 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$16	$256	$272
Equity securities	-	12	-	-	12

Total	$-	$12	$16	$256	$284

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2010.  In 2010, the Company experienced a decrease in net unrealized losses of $929,000 which increased stockholders' equity by $929,000 (reflecting net unrealized gains of $103,000 at December 31, 2010 compared to net unrealized losses of $826,000 at December 31, 2009).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

Goodwill

Goodwill represents the excess of the amount we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition.  The Company tests goodwill for impairment at least annually and between annual tests if an event or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. Goodwill is considered impaired when the carrying amount of goodwill exceeds its implied fair value.

The Company performed its annual test at December 31, 2010 and determined that goodwill was not impaired.  No impairment charge was required for 2010 as fair value exceeded carrying value by more than 20%.  Any impairment write-down of goodwill would be charged to expense.  See Note 3 of Notes to Consolidated Financial Statements.

In determining the fair value of the Company, we used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we made assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the Company.

Management uses a significant amount of judgment in estimating the fair value of the Company.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  As a result of the global economic crisis that began in 2008, we experienced a significant decline in our stock price. Due to this significant decline, our market capitalization as of December 31, 2008, 2009 and 2010 was significantly below the Company’s fair value.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

Since its acquisition by AMIC in 2002, the majority of Independence American’s revenue has been from reinsurance premiums.  The portion of our revenue attributable to reinsurance premiums will decrease as we increase the amount of business written by Independence American.  During 2010, Independence American wrote group major medical, medical stop-loss, major medical plans for individuals and families, a small amount of short-term medical and dental.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its products.  With respect to major medical plans for individuals and families, the acquisition of a controlling interest in IPA in 2008, has meaningfully increased the amount of this line of business written by Independence American.

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

Percentage of Business Ceded

In 2011 and beyond, the percentage of medical stop-loss ceded to Independence American will depend on how much IHC determines it has available to reinsure and Independence American’s desire to reinsure IHC’s business.  Since the percentage being ceded is now well in excess of the contractual minimum, there is no guarantee that IHC will continue to increase the percentage of business ceded to Independence American or, in fact, cede in excess of 15%.  However, our MGUs are significant producers of medical stop-loss business for IHC.

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

If Independence American, Standard Security Life, and Madison National Life had agreed to increase the average percentage ceded to Independence American by 1% (from approximately 20% ceded for the twelve months ended December 31, 2010) and Standard Security Life’s and Madison National Life’s gross written premium had remained unchanged, Independence American’s premium would have increased by approximately $1.1 million, which is approximately 1.4% of total net premiums earned for the year ended December 31, 2010.  That increase in premium, however, would not have flowed directly to pre-tax operating income because of corresponding changes in insurance benefits, claims and reserves and other expenses attributable to the increase in premiums.

Amount of Premiums Written

The gross medical stop-loss premiums written by IHC decreased in 2010 by approximately 19% and such premiums produced by our MGUs decreased by approximately 12% in 2010 as a result of termination of unprofitable programs and writing and/or renewing fewer policies due to competitors' willingness to write business at profit margins lower than those acceptable to the Company, partially offset by increased rates on the policies retained.  This resulted in a decrease in the gross amount of premium available to be ceded to Independence American in 2010, which decrease could extend into 2011.  Our MGUs do not anticipate materially increasing their production of medical stop-loss business in 2011, although they were able to show some increase in business written in January 2011.  IHC has reported that it expects its fully insured premiums to increase slightly and its DBL premiums to decrease slightly in 2011.

Profitability

The medical stop-loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line which can increase pressure on pricing and create a “softer” market. The medical stop-loss market began to “soften” in 2003 and less favorable conditions continued through 2010.  As a result of these market conditions, the rate that the carriers that cede business to the Company were able to charge for medical stop-loss increased at a lesser rate in recent years although increases in medical trend have also been held in check to a greater extent and deductibles and attachment points have increased. This reduces the risk taker’s overall risk exposure.

Our results depend on the adequacy of our product pricing, our underwriting and the accuracy of our reserving methodology, returns on our invested assets and our ability to manage expenses.  Therefore, factors affecting these items, including unemployment and global financial markets, may have a material adverse effect on our results of operations and financial condition.

Marketing Agreements

In 2006, Independence American entered into an agreement with a marketing organization with a block of fully insured health business primarily sold to small employer groups, and medical stop-loss, to begin writing for Independence American.  The organization that produces this business also began writing employer medical stop-loss through Independence American in 2006, and moved the majority of its existing block of fully insured and stop-loss health insurance to Independence American during 2007.  Independence American will be the exclusive issuing carrier for business underwritten by this organization through December 31, 2011.  Subject to certain conditions, the agreement will automatically extend until December 31, 2016, and this organization could be entitled to additional cash consideration (see Note 20 of Notes to Consolidated Financial Statements).

In addition, in 2007 IPA, a national career agent marketing organization, began marketing health plans to individuals and families utilizing Independence American as the carrier.  Independence American retains 50% of the risk on this business.  Gross premiums of $14,122,000 and $10,906,000 were written under this program in 2010 and 2009, respectively.  The program is administered by IHC Health Solutions, a wholly owned subsidiary of IHC.  AMIC purchased a 51% interest in IPA in April 2008.

Item 7A.

 Quantitative and Qualitative Disclosures About Market Risk

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities.  Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2010:

	Change in Interest Rates
	200 basis	100 basis	Base	100 basis	200 basis
	point rise	point rise	scenario	point decline	point decline
Corporate securities	$14,460	$15,092	$15,769	$16,466	$17,106
CMO	2,251	2,375	2,516	2,688	2,828
U.S. Government obligations	9,636	9,959	10,296	10,639	10,840
Agency MBS	259	267	273	275	276
GSE	7,400	7,604	7,818	8,043	8,198
State & Political Subdivisions	15,506	16,255	17,064	17,926	18,741

Total Estimated fair value	$49,512	$51,552	$53,736	$56,037	$57,989

Estimated change in value	$(4,224)	$(2,184)		$2,301	$4,253

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

Item 8.  Financial Statements and Supplementary Data

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control over Financial Reporting	40

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	42

Consolidated Statements of Operations for the years ended December 31, 2010, 2009
and 2008	43

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2010, 2009 and 2008	44

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009
and 2008	45

Notes to Consolidated Financial Statements	46

SCHEDULES:*

Summary of investments - Other than investments in related parties at
December 31, 2010 (Schedule I)	79

Financial information of parent company (Schedule II)	80-82

Supplementary insurance information (Schedule III)	83

Statements of Cash Flows – Valuation and Qualifying Accounts (Schedule V)	84

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

Management assessed the effectiveness of AMIC's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on our assessment we concluded that, as of December 31, 2010, AMIC's internal control over financial reporting is effective.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I to III and V.  These consolidated financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Independence Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 and Note 6, effective April 1, 2009, the Company changed its method of evaluating other-than-temporary impairments of fixed maturity securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board.

/s/ KPMG LLP

New York, New York

March 17, 2011

 American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS:	2010	2009
Investments:
Securities purchased under agreements to resell	$6,716	$2,577
Fixed maturities available-for-sale, at fair value	53,736	49,641
Equity securities available-for-sale, at fair value	3,997	5,412

Total investments	64,449	57,630

Cash and cash equivalents	2,614	4,073
Restricted cash ($2,562 and $3,198, respectively, restricted by related parties)	4,194	5,521
Accrued investment income	429	454
Premiums receivable ($4,157 and $4,946, respectively, due from related parties)	10,065	10,540
Net deferred tax asset	10,250	11,272
Due from reinsurers ($5,300 and $7,047, respectively, due from related parties)	9,155	11,011
Goodwill	23,561	23,561
Intangible assets	1,689	2,473
Accrued fee income ($541 and $452, respectively, due from related parties)	1,233	804
Due from securities brokers	65	19
Other assets	5,645	7,024

TOTAL ASSETS	$133,349	$134,382

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($13,440 and $18,630, respectively, due to related parties)	$24,998	$29,286
Premium and claim funds payable ($2,562 and $3,198, respectively,
due to related parties)	4,194	5,521
Commission payable ($2,404 and $2,391, respectively, due to related parties)	4,181	3,928
Accounts payable, accruals and other liabilities ($357 and $276, respectively,
due to related parties)	3,557	3,071
State income taxes payable	835	703
Due to securities brokers	1,327	828
Due to reinsurers ($162 and $160 respectively, due to related parties)	2,080	1,680
Net liabilities associated with discontinued operations	-	106

Total liabilities	41,172	45,123

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares issued, respectively; 8,508,591 and 8,506,489 shares outstanding,
respectively	92	92
Additional paid-in capital	479,910	479,864
Accumulated other comprehensive income (loss)	103	(826)
Treasury stock, at cost, 673,202 shares and 675,304 shares, respectively	(7,976)	(8,082)
Accumulated deficit	(380,069)	(382,075)
Total American Independence Corp. stockholders’ equity	92,060	88,973
Non-controlling interest in subsidiaries	117	286
Total equity	92,177	89,259
TOTAL LIABILITIES AND EQUITY	$133,349	$134,382

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31,
	2010	2009	2008
REVENUES:
Premiums earned ($34,299, $45,519 and $57,031,	$73,859	$85,515	$96,984
respectively, from related parties)
MGU and agency income ($4,904, $5,272 and $6,871,	13,425	15,340	14,572
respectively, from related parties)
Net investment income	2,518	2,924	3,583
Net realized investment gains (loss)	(244)	275	(1,896)
Total other-than-temporary impairment losses (no current period
impairment losses were recognized in other comprehensive income)	(179)	-	(1,006)
Other income	25	193	1,075
	89,404	104,247	113,312

EXPENSES:
Insurance benefits, claims and reserves ($22,982, $31,009 and $39,670,
respectively, from related parties)	50,226	59,658	70,114
Selling, general and administrative expenses ($11,927, $14,825 and
$18,239, respectively, from related parties)	34,244	39,109	40,263
Amortization and depreciation	861	842	793
	85,331	99,609	111,170

Income from continuing operations before income tax	4,073	4,638	2,142
Provision for income taxes	1,091	1,472	631

Income from continuing operations	2,982	3,166	1,511
Loss on disposition of discontinued operations, net of tax	-	-	(75)

Net income	2,982	3,166	1,436
Less: Net income attributable to the non-controlling interest	(883)	(554)	(471)

Net income attributable to American Independence Corp.	$2,099	$2,612	$965

Basic income per common share:
Income from continuing operations attributable to American Independence
Corp. common stockholders	$.25	$.31	$.12
Loss from discontinued operations attributable to American Independence
Corp. common stockholders	-	-	(.01)
Net income attributable to American Independence Corp. common stockholders	$.25	$.31	$.11

Weighted-average shares outstanding	8,509	8,505	8,504

Diluted income per common share:
Income from continuing operations attributable to American Independence
Corp. common stockholders	$.25	$.31	$.12
Loss from discontinued operations attributable to American Independence
Corp. common stockholders	-	-	(.01)
Net income attributable to American Independence Corp. common stockholders	$.25	$.31	$.11

Weighted-average diluted shares outstanding	8,509	8,505	8,504

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

 Consolidated Statements of Changes In Stockholders’ Equity

Years Ended December 31, 2008, 2009 and 2010

(In thousands)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2007	$92	$479,640	$(1,204)	$(8,112)	$(385,739)	$84,677	$52	$84,729

Net income					965	965	471	1,436
Net change in unrealized gains (losses)			(2,853)			(2,853)	-	(2,853)
Total comprehensive income						(1,888)	471	(1,417)

Acquisition of IPA, LLC							432	432
Acquisition of Marlton 20% interest							(64)	(64)
Dividends paid to non-controlling interest							(462)	(462)
Share-based compensation expense		143				143	-	143
BALANCE AT DECEMBER 31, 2008	92	479,783	(4,057)	(8,112)	(384,774)	82,932	429	83,361

Net income					2,612	2,612	554	3,166
Net change in unrealized gains (losses)
on certain available-for-sale securities			3,330			3,330	-	3,330
Total comprehensive income						5,942	554	6,496

Cumulative effect of adjustment on
April 1, 2009 due to adoption of new
accounting guidance, net of tax			(99)		99	-	-	-
Dividends paid to non-controlling interest							(697)	(697)
Other stock issuances		(18)		30	(12)	-	-	-
Share-based compensation expense		99				99	-	99
BALANCE AT DECEMBER 31, 2009	92	479,864	(826)	(8,082)	(382,075)	88,973	286	89,259

Net income					2,099	2,099	883	2,982
Net change in unrealized gains (losses)
on certain available-for-sale securities			929			929	-	929
Total comprehensive income						3,028	883	3,911

Exercise of stock options				120	(75)	45		45
Repurchase of common stock				(60)		(60)		(60)
Dividends paid to non-controlling interest							(1,052)	(1,052)
Other stock issuances		(28)		46	(18)	-	-	-
Share-based compensation expense		74				74	-	74
BALANCE AT DECEMBER 31, 2010	$92	$479,910	$103	$(7,976)	$(380,069)	$92,060	$117	$92,177

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,982	$3,166	$1,436
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment (gains) losses	244	(275)	1,896
Other-than-temporary impairment losses	179	-	1,006
Loss on disposal of discontinued operations	-	-	75
Amortization and depreciation	861	842	793
Equity loss	45	29	56
Deferred tax expense	1,154	1,438	620
Non-cash stock compensation expense	74	99	143
Change in operating assets and liabilities:
Net sales of trading securities	-	-	142
Change in insurance reserves	(4,288)	(3,474)	449
Change in net amounts due from and to reinsurers	2,256	30	(312)
Change in accrued fee income	(429)	151	158
Change in premiums receivable	475	(969)	355
Change in current income tax liability	(102)	(23)	(106)
Change in other assets and other liabilities	28	(494)	(4,108)

Net cash provided by operating activities of continuing operations	3,479	520	2,603
Net cash used by operating activities of discontinued operations	(93)	(260)	(148)
Net cash provided by operating activities	3,386	260	2,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of short-term investments	-	-	2,368
Change in net amount due from and to securities brokers	453	809	-
Change in securities under resale and repurchase agreements	(4,139)	1,340	2,006
Sales of and principal repayments on fixed maturities	39,396	27,226	11,649
Maturities and other repayments of fixed maturities	8,329	8,838	5,230
Purchases of fixed maturities	(50,380)	(37,219)	(19,994)
Sales of equity securities	8,239	607	622
Purchases of equity securities	(6,728)	(2,189)	(962)
Acquisition of Marlton 20% interest	-	-	(3,700)
Acquisition of IPA, LLC, net of cash acquired	-	-	(1,557)

Net cash used by investing activities	(4,830)	(588)	(4,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	45	-	-
Repurchase of common stock	(60)	-	-

Net cash used by financing activities	(15)	-	-

Decrease in cash and cash equivalents	(1,459)	(328)	(1,883)
Cash and cash equivalents, beginning of period	4,073	4,401	6,284
Cash and cash equivalents, end of period	$2,614	$4,073	$4,401

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$9	$28	$108

See accompanying notes to consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Nature of Business

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our managing general underwriter subsidiaries: Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; e) our 51% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization; f) our wholly owned stop-loss sales office, IHC Risk Solutions – IIG (“IIG”); and g) our wholly owned claims administration company, IHC Risk Solutions, Inc. (“RSI”), formerly known as Excess Claims Administrators, Inc.  During 2010, AMIC owned another managing general underwriter, IndependenceCare Underwriting Services – Minneapolis, L.L.C. ("IndependenceCare"), which was put into runoff prior the end of 2009.  IndependenceCare, RAS and Marlton are collectively referred to as "our MGUs".  HIO, IIG, IPA, and RSI are collectively referred to as “our Agencies”.

Prior to November 14, 2002, the Company (then known as SoftNet Systems, Inc.) was a holding company principally engaged in providing Internet services.  All previously reported business segments have ceased operations or have been sold, and accordingly are reported as discontinued operations (see Note 11 of Notes to Consolidated Financial Statements).

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), an insurance holding company, which owned 50.1% of AMIC's stock as of December 31, 2010.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of approximately 28,000 shares of common stock of AMIC in the open market.  Subsequent to December 31, 2010, IHC acquired 1,100,325 shares of AMIC, bringing its ownership to 63%.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical and group major medical.

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

(B)

Reclassifications

Certain amounts in prior years' Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2010 presentation.

(C)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The Company has evaluated all such events occurring subsequent to the balance sheet date herein of December 31, 2010.  The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the twelve-month period ended December 31, 2010.  The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

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

(E)

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  If the fair value of the Company is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  In determining the fair value of the Company, the Company used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we made assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the Company.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2010 or 2009.

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

(G)

Short-Term Investments

Investments with original maturities of 91-days to 1 year are considered short-term investments and are carried at cost which approximates fair value.

(H)

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell ("resale agreements") and securities sold under agreements to repurchase ("repurchase agreements") are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the agreements.

(I)

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

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations.  While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.  There were no such transactions outstanding at December 31, 2010 and 2009.

(iii) Realized gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative transactions, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains or losses), credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations. All realized gains and losses are reflected currently in the Consolidated Statements of Operations.  Gains on these instruments were $0, $205,000 and $1,196,000 during 2010, 2009 and 2008, respectively.  There were no such derivative transactions outstanding at December 31, 2010, 2009 and 2008.

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

(vi) The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. Beginning April 1, 2009, the Company adopted new accounting guidance that specified new criteria for identifying and recognizing other-than-temporary impairment losses on fixed maturities.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates.  If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists.  For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets.  It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position. For mortgage-backed securities where loan level data is not available, the Company uses a cash flow model based on the collateral characteristics. Assumptions about loss severity and defaults used in the model are primarily based on actual losses experienced and defaults in the collateral pool. Prepayment speeds, both actual and estimated, are also considered. The cash flows generated by the collateral securing these securities are then determined with these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to determine the cash flows associated with the mortgage-backed security held by the Company. In addition, the Company evaluates other asset-backed securities for other-than-temporary impairment by examining similar characteristics referenced above for mortgage-backed securities.  The Company evaluates U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, and obligations of states and political subdivisions for other-than-temporary impairment by examining the terms and collateral of the security.

Prior to April 1, 2009, the Company assessed its ability and intent to hold a fixed maturity for a period of time sufficient to allow for a recovery in fair value. If the Company could not assert this condition, an other-than-temporary impairment loss was recognized in the Consolidated Statements of Operations.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent and ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations for the difference between the carrying value and the fair value of the securities. For the purpose of other-than-temporary impairment evaluations, preferred stocks with maturities are treated in a manner similar to debt securities. Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired, are included in other comprehensive income in the Consolidated Balance Sheet.

(J)

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

(K)

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

MGU and agency income consisted of the following:

	Year Ended
	December 31,
	2010	2009	2008
	(In thousands)

Agency Income	$8,377	$8,733	$5,714
MGU fee income - administration	4,129	5,586	7,822
MGU fee income - profit commissions	919	1,021	1,036

	$13,425	$15,340	$14,572

(L)

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2010 and December 31, 2009. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings in the period in which they arise.

(M)

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2010, Independence American derived a majority of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.

(N)

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

(O)

Income Per Common Share

Basic income per common share is computed using the weighted average number of common stock shares outstanding during the period.  Diluted income per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period.  Common stock equivalents consist of stock options and restricted stock (using the "treasury stock" method).  Common stock equivalent shares are excluded from the computation if the effect is anti-dilutive.  As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss.  For the years ended December 31, 2010, 2009 and 2008 such shares were deemed anti-dilutive.  Net income does not change as a result of the assumed dilution.

(P)

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2010, the FASB issued guidance that amends existing goodwill impairment test guidance to include a requirement that entities perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts if it is more likely than not that an impairment exists.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued guidance that clarifies the existing requirements for pro forma revenue and earnings disclosures, and expands the supplemental pro forma revenue and earnings disclosures, for public companies that have completed business acquisitions.  The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

December 15, 2010.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2010, the FASB issued guidance that specifies the accounting treatment for the costs incurred by insurance entities when acquiring new and renewal insurance contracts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied prospectively upon adoption. The Company is currently evaluating the potential impact the amendments in this update will have on its consolidated financial statements.

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

In January 2010, the FASB issued standards requiring entities to provide the activity of Level 3 security purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

3.  Goodwill

The Company recorded goodwill of $23,561,000 for the years ended December 31, 2010 and 2009.

The Company performed its annual test at December 31, 2010 and determined that goodwill was not impaired.

At December 31, 2010, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of AMIC stock in 2010, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) IHC and insiders own over 52% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of AMIC stock, and (iii) lack of analyst coverage of the Company.  The Company will continue to monitor AMIC’s book value against market capitalization to determine whether an interim test of goodwill is warranted.  If the Company experiences a sustained decline in its results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

4.  Intangible Assets

Intangible assets at December 31, 2010 and 2009 consist of the following (in thousands):

	December 31, 2010			December 31, 2009
	Definitive	Indefinite		Definitive	Indefinite
	Lives (a)	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$9,373	$100	$9,473	$9,373	$100	$9,473
Additions	-	-	-	-	-	-
Balance end of period	9,373	100	9,473	9,373	100	9,473

Accumulated Amortization
Balance beginning of period	(7,000)	-	(7,000)	(6,217)	-	(6,217)
Amortization expense	(784)	-	(784)	(783)	-	(783)
Balance end of period	(7,784)	-	(7,784)	(7,000)	-	(7,000)

Net intangible assets	$1,589	$100	$1,689	$2,373	$100	$2,473

Weighted average remaining life in years			1.45			1.93

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2011	$783
2012	124
2013	120
2014	120
2015 and thereafter	442
$1,589

5.  Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2010, the Company had $6,716,000 in resale agreements outstanding, all of which settled on January 3, 2011 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

6.  Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	DECEMBER 31, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$15,850	$167	$(248)	$15,769
Collateralized mortgage obligations (CMO) –
residential	2,021	279	(107)	2,193
CMO – commercial	579	-	(256)	323
States, municipalities and political subdivisions	17,239	152	(327)	17,064
U.S. Government	10,137	159	-	10,296
Government sponsored enterprise (GSE)	7,678	145	(5)	7,818
Agency mortgage backed pass
through securities (MBS)	256	17	-	273
Total fixed maturities	$53,760	$919	$(943)	$53,736

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Common stock	$604	$26	$(20)	$610
Preferred stock with maturities	273	54	-	327
Preferred stock without maturities	2,993	77	(10)	3,060
Total equity securities	$3,870	$157	$(30)	$3,997

	DECEMBER 31, 2009
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$18,448	$186	$(323)	$18,311
CMO – residential	5,053	181	(446)	4,788
CMO – commercial	578	-	(268)	310
States, municipalities and political subdivisions	9,892	43	(431)	9,504
U.S. Government	4,874	54	-	4,928
Government sponsored enterprise (GSE)	7,063	51	(61)	7,053
Agency mortgage backed pass
through securities (MBS)	4,692	55	-	4,747
Total fixed maturities	$50,600	$570	$(1,529)	$49,641

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Common stock	$948	$37	$(17)	$968
Preferred stock with maturities	820	13	(10)	823
Preferred stock without maturities	3,511	117	(7)	3,621
Total equity securities	$5,279	$167	$(34)	$5,412

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The unrealized gains (losses) on certain preferred stocks with maturities at December 31, 2010 and 2009 includes $99,000 related to the non-credit related component of other-than-temporary impairment losses recorded in accumulated other comprehensive income in connection with new accounting standards adopted on April 1, 2009.

The amortized cost and fair value of fixed maturities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$-	$-	0%
Due after one year through five years	22,991	23,249	43%
Due after five years through ten years	13,408	13,310	25%
Due after ten years	8,139	7,929	15%
	44,538	44,488	83%

CMO and MBS
15 years	4,183	4,117	8%
20 years	-	-	0%
30 years	5,039	5,131	9%

	$53,760	$53,736	100%

The following tables summarize, for all securities in an unrealized loss position at December 31, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$6,970	$216	$359	$32	$7,329	$248
CMO – residential	88	16	642	91	730	107
CMO – commercial	-	-	323	256	323	256
States, municipalities and political subdivisions	6,351	189	2,413	138	8,764	327
GSE	544	5	-	-	544	5
Total fixed maturities	$13,953	$426	$3,737	$517	$17,690	$943

EQUITY SECURITIES:

Common stock	$141	$20	$-	$-	$141	$20
Preferred stock without maturities	1,283	10	-	-	1,283	10
Total equity securities	$1,424	$30	$-	$-	$1,424	$30

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$4,714	$69	$4,287	$254	$9,001	$323
CMO – residential	617	11	1,769	435	2,386	446
CMO – commercial	-	-	310	268	310	268
States, municipalities and political subdivisions	6,278	314	1,161	117	7,439	431
GSE	5,577	61	-	-	5,577	61
Total fixed maturities	$17,186	$455	$7,527	$1,074	$24,713	$1,529

EQUITY SECURITIES:

Common stock	$465	$17	$-	$-	$465	$17
Preferred stock with maturities	-	-	240	10	240	10
Preferred stock without maturities	-	-	1,044	7	1,044	7
Total equity securities	$465	$17	$1,284	$17	$1,749	$34

At December 31, 2010, a total of 20 fixed maturities and 9 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2010, a total of 7 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  At December 31, 2009 a total of 25 fixed maturities and 12 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2009, a total of 24 fixed maturities and 3 equity securities were in a continuous unrealized loss position for 12 months or longer.  Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

Substantially all of the unrealized losses on fixed maturities at December 31, 2010 and December 31, 2009 were attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads.  Spreads have widened in recent years as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

At December 31, 2010, the Company had $1,524,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 59.3% were in CMOs that originated in 2005 or earlier and 40.7% were in CMOs that originated in 2006 or later.  The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

Major categories of net investment income for years 2010, 2009 and 2008 are summarized as follows:

	Year Ended
	December 31,
	2010	2009	2008
	(In thousands)

Fixed maturities	$2,052	$2,346	$2,707
Equity securities	262	219	238
Short-term investments	3	10	154
Other	201	349	484

Net investment income	$2,518	$2,924	$3,583

Other-Than-Temporary Impairment Evaluations

Based on management’s review of the portfolio, which considered the various factors described in Note 2 (I) (vi), the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for years 2010, 2009 and 2008 (in thousands):

	Year Ended
	December 31,
	2010	2009	2008

Other-than-temporary impairments:
Fixed maturities	179	-	435
Preferred Stocks	-	-	571
	$179	$-	$1,006

For the year ended December 31, 2010, other-than-temporary impairments of $179,000 represent credit losses on fixed maturities as a result of the expected cash flows of certain securities being less than the securities’ amortized cost.  No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption of the new accounting standards in 2009.

As of March 31, 2009, the Company had previously recognized a total of $436,000 and $199,000 of other-than-temporary impairments on available-for-sale fixed maturities and certain preferred stocks evaluated as debt securities, respectively, in the Consolidated Statement of Operations.  As a result of new accounting standards adopted on April 1, 2009, the Company determined that (a) the portion of the previously recorded losses on debt securities and preferred stocks evaluated as debt securities representing a credit loss was $535,000, and (b) the amount of a cumulative-effect adjustment to the opening balance of retained earnings and corresponding adjustment to accumulated other comprehensive income representing the amount of previously recorded losses on debt securities and preferred stocks evaluated as debt securities related to all other factors was $99,000.  Of the $535,000 of credit losses identified above, $99,000 relates to credit losses for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows (in thousands):

	2010	2009

Balance at beginning of year	$99	$-
Adoption of new accounting standard	-	99

Balance at end of year	$99	$99

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

7.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for years 2010, 2009 and 2008 are as follows (in thousands):

	Year Ended
	December 31,
	2010	2009	2008

Net realized investment gains (losses):
Fixed maturities	$919	$244	$(46)
Common stock	127	11	(10)
Preferred stock	(24)	20	12
Short-term investments	-	-	2
	1,022	275	(42)

Trading account write-off	(1,266)	-	(2,006)
Trading and other gains (losses)	-	-	152

Net realized investment gains (losses)	$(244)	$275	$(1,896)

For the twelve months ended December 31, 2010, the Company recorded realized gross gains of $1,312,000 and gross losses of $290,000 on sales of available-for-sale securities.  For the twelve months ended December 31, 2009, the Company recorded realized gross gains of $581,000 and gross losses of $306,000 on sales of available-for-sale securities.  For the twelve months ended December 31, 2008, the Company recorded realized gross gains of $50,000 and gross losses of $83,000 on sales of available-for-sale securities. As of December 31, 2008, the Company no longer has any trading accounts.

In the fourth quarter of 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer that managed a trading account of the Company.  Net realized investment gains reported in the accompanying Consolidated Statement of Operations for 2008 include income related to the trading account of $142,000.  The carrying amount of the Company’s investment at the time of loss was $2,566,000.  The broker-dealer is now in bankruptcy.  The Company filed a claim to recover the $500,000 maximum amount available from the Securities Investor Protection Corporation (“SIPC”).  Accordingly, the Company recorded a pre-tax loss of $2,006,000, net of expected recoveries, in net realized investment losses in the fourth quarter of 2008 in the Consolidated Statement of Operations.  Based on discussions with the trustee in bankruptcy in the fourth quarter of 2010 pertaining to the resolution of these claims, the Company recorded an additional $1,266,000 of pre-tax losses consisting of: (i) the reversal of $500,000 of anticipated SIPC recoveries initially recorded; and (ii) $766,000 of withdrawals by AMIC deemed subject to return.  A settlement agreement was entered into with the trustee in the first quarter of 2011 and payment by the Company is expected to be made on or before July 15, 2011.

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

The following table presents our financial assets measured at fair value on a recurring basis at December 31, 2010 and 2009, respectively (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$15,769	$-	$15,769
CMO - residential	-	634	1,559	2,193
CMO – commercial	-	-	323	323
States, municipalities and political
subdivisions	-	17,064	-	17,064
U.S. Government	-	10,296	-	10,296
Government sponsored enterprise (GSE)	-	7,818	-	7,818
Agency mortgage-backed pass through
securities (MBS) - residential	-	273	-	273
Total fixed maturities	-	51,854	1,882	53,736

Equity securities available-for-sale:
Common stock	610	-	-	610
Preferred stock with maturities	327	-	-	327
Preferred stock without maturities	3,060	-	-	3,060
Total equity securities	3,997	-	-	3,997

Total financial assets	$3,997	$51,854	$1,882	$57,733

	December 31, 2009
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$18,311	$-	$18,311
CMO – residential	-	3,002	1,786	4,788
CMO – commercial	-	-	310	310
States, municipalities and political
subdivisions	-	9,504	-	9,504
U.S. Government	-	4,928	-	4,928
Government sponsored enterprise (GSE)	-	7,053	-	7,053
Agency mortgage-backed pass through
securities (MBS) – residential	-	4,747	-	4,747
Total fixed maturities	-	47,545	2,096	49,641

Equity securities available-for-sale:
Common stock	968	-	-	968
Preferred stock with maturities	523	300	-	823
Preferred stock without maturities	3,621	-	-	3,621
Total equity securities	5,112	300	-	5,412

Total financial assets	$5,112	$47,845	$2,096	$55,053

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the year ending December 31, 2010, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  One security was sold out of the Level 3 category in 2010.  For the year ended December 31, 2010, the Company included realized investment losses of $8,000 in earnings..  The Company included $179,000 of other-than-temporary impairments related to securities categorized as Level 3 securities. The changes in the carrying value of Level 3 assets and liabilities for the years ended December 31, 2010 and 2009 are summarized as follows (in thousands):

	CMOs
	Residential	Commercial	Total

Balance, December 31, 2008	$626	$420	$1,046

Transfers into Level 3	986	-	986
Repayments of fixed maturities	(198)	-	(198)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	372	(110)	262

Balance, December 31, 2009	$1,786	$310	$2,096

Transfers into Level 3	-	-	-
Repayments of fixed maturities	(257)	-	(257)
Realized losses included in earnings	(8)	-	(8)
Security sold out of level 3	(232)	-	(232)
Other-than-temporary
Impairment losses	(179)		(179)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	449	13	462

Balance, December 31, 2010	$1,559	$323	$1,882

9.  Investment in Majestic

At December 31, 2010 and December 31, 2009, the Company had an equity investment in Majestic with a carrying value of $788,000 and $833,000, respectively.  For years 2010, 2009 and 2008, the Company recorded $45,000, $29,000 and $56,000, respectively, for its share of loss from its investment in other income in the Consolidated Statements of Operations.

10.  Fixed Assets

Fixed assets, which are included in other assets, consist of the following (in thousands):

	As of December 31,
	2010	2009

Furniture and fixtures	$682	$662
Leasehold improvements	126	126
Equipment	1,011	991
Total	1,819	1,779
Less: allowance for depreciation	(1,707)	(1,630)
Fixed assets, net	$112	$149

11.  Discontinued Operations

Prior to becoming an insurance holding company as a result of the acquisition of Independence American Holdings Corp. (“IAHC”) on November 14, 2002, the Company was a holding company principally engaged in providing internet services through its discontinued operations.  The operating results of discontinued operations, when applicable, have been segregated from continuing operations and are reported as discontinued operations on the Consolidated Statements of Operations.  The estimated loss on disposition reserve for the discontinued operations of Intelligent Communications, Inc., (“Intellicom”) is reflected in net liabilities associated with discontinued operations in the accompanying Consolidated Balance Sheets.  All liabilities have been settled at December 31, 2010.

12.  Commitments and Contingencies

Fixed maturities with a carrying value of $4,574,000 are on deposit with various state insurance departments at December 31, 2010.

The Company has operating leases for office space and certain other office equipment.  These operating leases provide for minimum rents and generally include options to renew for additional periods.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010, are as follows (in thousands):

Year Ending	Net Operating
December 31,	Leases
2011	$129
2012	105
2013	100
2014	65
2015	60
2016 and thereafter	31
Total	$490

The Company's net rent expense for years 2010, 2009, and 2008 were $355,000, $482,000, and $412,000, respectively.

The Company potentially has additional obligations in regard to its agreement with EDH as further described in Note 20 of Notes to Consolidated Financial Statements.

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

13.  Share-Based Compensation

2009 Stock Incentive Plan ("2009 Plan")

Effective July 1, 2009, the Company implemented the 2009 Plan, which the Company's stockholders approved on June 19, 2009.  The 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting 25% on the first year anniversary date of the grant and ratably over the next 36 months.  The 1998 Plan, which expired by its terms on October 7, 2008, had reserved for issuance a total of 7,154,198 common stock shares.  At December 31, 2010, stock options for 359,234 common stock shares were outstanding, stock options for 344,525 common stock shares were vested, and 6,537,222 common stock shares that had not been issued remained available for future stock options grants and other awards.  Awards made under the 1998 Plan prior to its expiration are still in effect.

Total share-based compensation expense was $74,000, $99,000 and $143,000 for the twelve months ended December 31, 2010, 2009 and 2008, respectively.  Related tax benefits of $26,000, $35,000 and $50,000 were recognized for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

Stock Options

The Company’s stock option activity for the year ended December 31, 2010 was as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2009	355,900	$10.00

Granted	13,334	4.60
Exercised	(10,000)	4.50

Balance, December 31, 2010	359,234	$9.95

Compensation expense was $56,000, $74,000, and $128,000 for the twelve months ended December 31, 2010, 2009, and 2008, respectively.  As of December 31, 2010, there was approximately $51,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2010:

	Outstanding	Exercisable

Number of options	359,234	344,525
Weighted average exercise price per share	$9.95	$10.14
Aggregate intrinsic value of options	$22,154	$19,376
Weighted average contractual term remaining	3.33 years	3.09 years

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for years 2010 and 2009:

	Year Ended
	December 31,
	2010	2009

Volatility	45.00%	-
Risk-free interest rate	3.69%	-
Dividend yield	-	-
Expected lives in years	5.0	-
Weighted average fair value	$2.79	$-

No options were granted in 2009.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2010 and 2009.  Restricted stock expense was $18,000, $25,000 and $15,000 for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2010:

		Weighted
	No. of	Average
	Non-vested	Exercise
	Shares	Price

Balance, December 31, 2009	6,333	$6.92

Vested	(2,500)	6.92
Forfeited	(1,333)	6.92

Balance, December 31, 2010	2,500	$6.92

As of December 31, 2010, there was approximately $8,000 of total unrecognized compensation expense related to non-vested restricted stock which will be recognized over the remaining requisite service periods.

14.  Related Party Transactions

Independence American is primarily a reinsurer, and currently derives most of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life and Madison National Life have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2010 and 2009, Standard Security Life and Madison National Life ceded an average of approximately 20% and 23%, respectively, of their medical stop-loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s DBL business.  Standard Security Life and Madison National Life ceded approximately 9% of the majority of its fully insured health business to Independence American in 2010 and 2009.

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

IHC provides the Company with pro rata quota share reinsurance on business written by Independence American.  In June 2008, Independence American began ceding 30% of its direct stop-loss business sold through Marlton to Madison National Life.  Independence American incurs an administration expense on its retained share of major medical for individual and families business that is paid to IHC Health Solutions, a subsidiary of IHC.

The Company and its subsidiaries incurred expense of $1,151,000 and $1,083,000 for the twelve months ended December 31, 2010 and 2009, respectively, from service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to the Company and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

15.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return on a September 30 fiscal tax year.  The provision for income taxes for the periods ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended
	December 31,
	2010	2009	2008
	(In thousands)
CURRENT:

U.S. Federal	$36	$35	$(1)
State and local	(99)	(1)	12
	(63)	34	11

DEFERRED:
U.S. Federal	1,023	1,311	497
State and local	131	127	123
	1,154	1,438	620

	$1,091	$1,472	$631

Taxes computed at the federal statutory rate of 35% for the years ended December 31, 2010, 2009 and 2008 are reconciled to the Company's actual income tax expense as follows:

	2010	2009	2008
	(In thousands)

Tax computed at the statutory rate	$1,117	$1,430	$585
Dividends received deduction and tax exempt interest	(55)	(46)	(46)
State and local income taxes, net of federal effect	21	82	88
Other, net	8	6	4
Income tax	$1,091	$1,472	$631

The federal income tax provision for the periods ending December 31, 2010, 2009 and 2008 include income tax benefits of $1,023,000, $1,311,000 and $497,000, respectively, for the utilization of the Company's federal NOL carryforwards.  The Company recorded deferred tax benefits on discontinued operations of $40,000 for the period ending December 31, 2008, which were included in Loss on Disposition of Discontinued Operations, net of tax, in the Consolidated Statement of Operations

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)
DEFERRED TAX ASSETS:
Net liabilities associated with discontinued
operations	$-	$43
Investments	742	679
Unpaid accruals	161	161
Property and equipment	141	141
Other	35	11
Compensation accruals	1,012	986
Derivative liability	908	681
Insurance reserves	131	166
Unrealized securities losses	(36)	281
Net operating loss carryforwards	97,655	98,177

Total gross deferred tax assets	100,749	101,326

Less valuation allowance	(86,059)	(86,384)

Net deferred tax assets	14,690	14,942

DEFERRED TAX LIABILITIES:
Goodwill	(516)	(282)
MGU partnership income	(3,924)	(3,388)
Total gross deferred tax liabilities	(4,440)	(3,670)
Net deferred tax asset	$10,250	$11,272

During the year ended December 31, 2010 and 2009 the Company decreased its valuation allowance by $325,000 and $1,131,000, respectively, due to deferred tax on unrealized gains allocated to equity.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2010.

At December 31, 2010, the Company had federal NOL carryforwards of approximately $273,544,000 which expire as follows (in thousands):

Tax Year:
2019	$16,677
2020	70,827
2021	142,530
2022	41,252
2023	528
2024	2
2025	-
2026	354
2027	-
2028	2
2029	1,372
$273,544

At December 31, 2010, the Company also had NOL carryforwards of approximately $25,814,000 for state income tax purposes, primarily in the State of California.  Management believes that it is more likely than not that the state tax benefit of these net operating loss carryforwards will not be realized and has provided a valuation allowance against the full amount.

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

As of December 31, 2010, AMIC believes there were no material uncertain tax positions that would require disclosure under GAAP.

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

	Year Ended
	December 31,
	2010	2009
	(In thousands)

Balance at a beginning of period	$29,286	$32,760
Less: reinsurance recoverables	(5,982)	(3,943)
Net balance at beginning of period	23,304	28,817
Amount incurred:
Current year	51,035	59,990
Prior years	(809)	(332)
Total	50,226	59,658
Amount paid, related to:
Current year	33,944	39,196
Prior years	20,388	25,975
Total	54,332	65,171
Net balance at end of period	19,198	23,304

Plus: reinsurance recoverables	5,800	5,982
Balance at end of period	$24,998	$29,286

The preceding schedule reflects (i) due and unpaid claims, (ii) claims in the course of settlement, (iii) estimated incurred but not reported reserves and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year.  The amount incurred in 2010 for prior years of $(809,000) is a result of a redundancy of $1,355,000 of fully insured health reserves and of $340,000 of DBL reserves, offset by the re-estimation of unpaid losses on medical stop-loss reserves of $886,000.  The amount incurred in 2009 for prior years of $(332,000) is a result of a redundancy of $294,000 of medical stop-loss reserves and of $247,000 of DBL reserves, offset by the re-estimation of unpaid losses on fully insured health reserves of $209,000.  Fluctuations are generally the result of on-going analysis of recent loss development trends.

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

17.  Reinsurance

Independence American reinsures a portion of its direct business in order to limit the assumption of disproportionate risks.  Amounts not retained are ceded to other companies on an automatic basis.  Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.  At December 31, 2010, Independence American ceded to highly rated reinsurers.

The effect of reinsurance on insurance benefits and premiums earned is as follows (in thousands):

		ASSUMED	CEDED		% OF
		FROM	TO		AMOUNT
	DIRECT	OTHER	OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
Insurance Benefits:
Year ended December 31, 2010	$25,265	$31,467	$6,506	$50,226	63%
Year ended December 31, 2009	25,272	39,516	5,131	59,657	66%
Year ended December 31, 2008	24,684	46,430	1,000	70,114	66%

Premiums Earned:
Year ended December 31, 2010	$41,264	$45,315	$12,720	$73,859	61%
Year ended December 31, 2009	37,396	56,664	8,545	85,515	66%
Year ended December 31, 2008	32,342	66,911	2,269	96,984	69%

18.  Dividend Restrictions on Insurance Subsidiary

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner, if such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including realized capital gains, for the twelve-month period ending the December 31 next preceding.  Such dividends may be paid as long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American paid dividends of $1,500,000 in 2010 and no dividends 2009.

Independence American’s statutory surplus was $47,392,000 (unaudited) as of December 31, 2010 and $44,215,000 as of December 31, 2009.  Independence American’s statutory net income was $2,697,000 (unaudited) for 2010, $2,760,000 for 2009, and $2,323,000 for 2008.

19.  Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) include (i) net income or loss reported in the Consolidated Statements of Operations, (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on investment securities available for sale including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired, and (iii) effective April 1, 2009, the non-credit related component of other-than-temporary impairments of fixed maturities.

The comprehensive income (loss) for years 2010, 2009 and 2008 is summarized as follows (in thousands):

	Year Ended
	December 31,
	2010	2009	2008

Net income	$2,982	$3,166	$1,436
Unrealized holdings gains (losses) arising
during the period	506	3,605	(4,897)
Reclassification adjustment for (gains) losses
included in earnings	244	(275)	1,038
Reclassification of losses recognized as other-than-
temporary impairments in earnings	179	-	1,006
Net unrealized gains (losses) on certain available-
for-sale securities arising during the period	929	3,330	(2,853)
Comprehensive income (loss)	3,911	6,496	(1,417)
Comprehensive income attributable to
non-controlling interests	(883)	(554)	(471)
Comprehensive income (loss) attributable to
American Independence Corp.	$3,028	$5,942	$(1,888)

Accumulated other comprehensive income at December 31, 2010 and 2009 includes an adjustment of $99,000 related to the non-credit related component of other-than-temporary impairment losses recorded in connection with new accounting standards adopted on April 1, 2009.  No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption, in the second quarter of 2009, of the new accounting standards related to other-than-temporary impairments.

20.  Marketing Agreements

In February 2006, Independence American entered into an agreement (the “EDH Agreement”) with Employers Direct Health, Inc. (“EDH”).  Under the EDH Agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured health line of business.  Independence American paid EDH $2,500,000, which EDH simultaneously paid to IHC in consideration of IHC issuing 125,000 shares of IHC common stock (“IHC Stock”) to EDH.  As part of the EDH Agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss associated with the fully insured and medical stop-loss business written by Independence American through treaty year 2009.  For treaty year 2010, the profit/loss sharing percentage remained at 35% for fully insured business and increased to 50% for medical stop-loss business.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the twelve months period ended December 31, 2010.  The IHC stock is held by Independence American as collateral to satisfy EDH’s obligation under the profit/loss sharing agreement.

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

As a result of an actuarial evaluation of certain performance thresholds of EDH’s block of business, the Company determined that such thresholds are not likely to be achieved.  Therefore, the fair value of the derivative liability representing the contingent payment to EDH was $0 as of December 31, 2010 and 2009.

The gain recognized on the derivative for the twelve months ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

		Amount of Gain
		Recognized in Income
		on Derivative
	Location of Gain	Year Ended
Derivatives Not Designated as	Recognized in Income on	December 31,
Hedging Instruments	Derivative	2010	2009	2008
EDH Derivative	Other income	$-	$205	$1,043
Total		$-	$205	$1,043

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

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2010.  Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2010 to ensure that information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms.  As a result of this evaluation, there were no significant deficiencies in the Company's internal control over financial reporting during the twelve months ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.  As a result, this annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2011, which definitive proxy statement will be filed with the SEC.

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

Item 11.

Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2011, which definitive proxy statement will be filed with the SEC.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2011, which definitive proxy statement will be filed with the SEC.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2011, which definitive proxy statement will be filed with the SEC.

Item 14.

Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2011, which definitive proxy statement will be filed with the SEC.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

* (1) Financial Statement Schedules.	Page
Schedule I – Summary of investments – other than investments in related parties	79
Schedule II – Financial information of Parent Company	80-82
Schedule III – Supplementary insurance information	83
Schedule V – Valuation and Qualifying Accounts	84

* All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(2) Exhibits. See Index to Exhibits included in this Annual Report on Form 10-K	78
Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2011.

AMERICAN INDEPENDENCE CORP.

Signature

/s/ Roy T.K. Thung	Chief Executive Officer and President
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ Teresa A. Herbert	Chief Financial Officer and Senior Vice President
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 17, 2011.

Signature

/s/ Edward A. Bennett	Director
(Edward A. Bennett)

/s/ Ronald I. Simon	Director
(Ronald I. Simon)

/s/ Roy T. K. Thung	Director
(Roy. T.K. Thung)

/s/ Myron M. Picoult	Director
(Myron M. Picoult)

/s/ Martin E. Winter	Director
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

10.7

Quota Share Reinsurance Agreement between Madison National Life Insurance, Inc. and Independence American Insurance Company, as amended.  Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (as amended).

10.8

Quota Share Reinsurance Agreement between Standard Security Life Insurance Company of New York and Independence American Insurance Company, as amended.  Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (as amended).

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

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

AS OF DECEMBER 31, 2010

(In thousands)

			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
BONDS:
Corporate securities	$15,850	$15,769	$15,769
Collateralized mortgage obligations (CMO) -
residential	2,021	2,193	2,193
CMO - commercial	579	323	323
States, municipalities and political subdivisions	17,239	17,064	17,064
U.S. Government	10,137	10,296	10,296
Government sponsored enterprise (GSE)	7,678	7,818	7,818
Agency mortgage backed pass through
securities (MBS)	256	273	273

TOTAL FIXED MATURITIES	53,760	53,736	53,736

EQUITY SECURITIES
Common stock	604	610	610
Preferred stock with maturities	273	327	327
Preferred stock without maturities	2,993	3,060	3,060

TOTAL EQUITY SECURITIES	3,870	3,997	3,997

Securities purchased under agreements to resell	6,716	6,716	6,716

TOTAL INVESTMENTS	$64,346	$64,449	$64,449

SCHEDULE II

AMERICAN INDEPENDENCE CORP.

BALANCE SHEETS

(PARENT COMPANY ONLY)

(In thousands, except share data)

	As of December 31,
	2010	2009

ASSETS:
Cash and cash equivalents	$594	$1,625
Fixed maturities available-for-sale, at fair value	4,756	-
Investments in continuing consolidated subsidiaries	77,151	75,319
Other receivables	3	565
Other assets	506	495
Deferred tax asset	10,250	11,272

TOTAL ASSETS	$93,260	$89,276

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$1,200	$197
Net liabilities associated with discontinued operations	-	106

TOTAL LIABIITIES	1,200	303

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock, 9,181,793 shares
issued, respectively; 8,508,591 shares and 8,506,489
outstanding, respectively	92	92
Paid-in capital	479,910	479,864
Accumulated other comprehensive loss:
Unrealized gain (loss) on investments, net	103	(826)
Treasury stock, at cost, 673,202 shares and 675,304, respectively	(7,976)	(8,082)
Accumulated deficit	(380,069)	(382,075)

TOTAL STOCKHOLDERS' EQUITY	92,060	88,973

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,260	$89,276

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2010	2009	2008

REVENUES:
Net investment income	$16	$1	$82
Net realized investment losses	(1,266)	-	(1,863)
Other income	-	1	71
	(1,250)	2	(1,710)

EXPENSES:
General and administrative expenses and other	1,589	1,438	1,486
	1,589	1,438	1,486

Loss before income tax expense	(2,839)	(1,436)	(3,196)
Income tax benefit	(989)	(495)	(1,102)

Loss before equity in net income of subsidiaries	(1,850)	(941)	(2,094)
Equity in net income of subsidiaries, net of tax	4,832	4,107	3,605

Income from continuing operations	2,982	3,166	1,511
Loss on disposition of discontinued operations, net of tax	-	-	(75)

Net income	2,982	3,166	1,436
Less: Net income attributable to the non-controlling interest	(883)	(554)	(471)

Net income attributable to American Independence Corp.	$2,099	$2,612	$965

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,982	$3,166	$1,436
Adjustments to reconcile net income
to net cash provided from operating
activities:
Deferred tax expense	1,154	1,438	620
Equity in net income of subsidiaries	(4,832)	(4,107)	(3,605)
Net realized investment losses	1,266	-	1,863
Loss from discontinued operations	-	-	75
Non-cash compensation expense	74	99	143
Change in operating assets and liabilities:
Net sales of trading securities	-	-	142
Change in deferred tax asset	(131)	(126)	(708)
Change in other assets and liabilities	288	(290)	(325)

Net cash provided by (used by) operating activities of continuing
operations	801	180	(359)
Net cash used by operating activities of discontinued operations	(93)	(260)	(148)
Net cash provided by (used by) operating activities	708	(80)	(507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in investments in and advances to
consolidated subsidiaries	3,023	496	2,255
Acquisition of subsidiaries	-	-	(5,257)
Purchases of fixed maturities	(4,747)	-	-
Net sales of short-term investments	-	-	2,368
Net sales of securities under resale and
repurchase agreements	-	-	2,083

Net cash provided by (used by) investing activities	(1,724)	496	1,449

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	45	-	-
Repurchase of common stock	(60)	-	-

Net cash used by financing activities	(15)	-	-

Increase (decrease) in cash and cash equivalents	(1,031)	416	942
Cash and cash equivalents, beginning of period	1,625	1,209	267
Cash and cash equivalents, end of period	$594	$1,625	$1,209

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$9	$28	$108

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

					INSURANCE	SELLING,
					BENEFITS,	GENERAL
				NET	CLAIMS	AND
	INSURANCE	UNEARNED	PREMIUMS	INVESTMENT	AND	ADMINISTRATIVE	PREMIUMS
	RESERVES	PREMIUMS	EARNED	INCOME (1)	RESERVES	EXPENSES (2)	WRITTEN

YEAR ENDED DECEMBER 31, 2010:
Independence American:
Medical stop-loss	$18,078	$-	$39,247	$1,683	$28,789	$10,923	$39,247
Fully Insured Health	6,272	11	31,394	508	19,568	7,725	31,376
DBL	648	120	3,218	75	1,869	936	3,218
Total Independence American	24,998	131	73,859	2,266	50,226	19,584	73,841
MGU Subs and Agencies	-	-	-	236	-	13,071	-
Corporate	-	-	-	16	-	1,589	-
Total	$24,998	$131	$73,859	$2,518	$50,226	$34,244	$73,841

YEAR ENDED DECEMBER 31, 2009:
Independence American:
Medical stop-loss	$20,716	$-	$46,378	$1,942	$30,937	$14,186	$46,378
Fully Insured Health	7,890	29	35,834	548	26,823	7,719	35,783
DBL	680	120	3,303	72	1,898	999	3,303
Total Independence American	29,286	149	85,515	2,562	59,658	22,904	85,464
MGU Subs and Agencies	-	-	-	361	-	14,768	-
Corporate	-	-	-	1	-	1,437	-
Total	$29,286	$149	$85,515	$2,924	$59,658	$39,109	$85,464

YEAR ENDED DECEMBER 31, 2008:
Independence American:
Medical stop-loss	$22,953	$-	$54,574	$2,273	$37,838	$16,958	$54,574
Fully Insured Health	9,157	80	38,975	715	30,370	8,430	38,950
DBL	650	120	3,435	76	1,906	999	3,423
Total Independence American	32,760	200	96,984	3,064	70,114	26,387	96,947
MGU Subs and Agencies	-	-	-	436	-	12,448	-
Corporate	-	-	-	83	-	1,428	-
Total	$32,760	$200	$96,984	$3,583	$70,114	$40,263	$96,947

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

SCHEDULE V

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	Of Period	Expenses	Accounts	Deductions	End of Period

Valuation Allowance on Deferred
Tax Asset:
Year ended December 31, 2010	$86,384	$(325)	$-	$-	$86,059
Year ended December 31, 2009	$87,515	$(1,131)	$-	$-	$86,384
Year ended December 31, 2008	$87,101	$999	$-	$585 (a)	$87,515

Net Liabilities Associated with
Discontinued Operations:
Year ended December 31, 2010	$106	$-	$-	$106	$-
Year ended December 31, 2009	$366	$-	$-	$260	$106
Year ended December 31, 2008	$399	$115 (b)	$-	$148	$366

______________________________________________________

a) $436 of this reduction is due to the acquisition of 20% of Marlton, the remaining $149 is due to the acquisition of 51% of IPA, both occurring in April 2008.

(b) Expected payments were more than original reserve estimate.