Form 10-Q
period 2011-03-31
AMERICAN INDEPENDENCE CORP
filed 2011-05-12
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2011
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [X]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2011
Common stock, $0.01 par value	8,519,980 shares

Copies of the Company’s SEC filings can be found on its website at www.americanindependencecorp.com.

Forward-Looking Statements

This report on Form 10−contains certain “forward−looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward−looking statements on our current expectations and projections about future events. Our forward−looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward−looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward−looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,
	2011	December 31,
ASSETS:	(Unaudited)	2010
Investments:
Securities purchased under agreements to resell	$4,067	$6,716
Fixed maturities available-for-sale, at fair value	54,935	53,736
Equity securities available-for-sale, at fair value	5,957	3,997

Total investments	64,959	64,449

Cash and cash equivalents	2,350	2,614
Restricted cash ($2,459 and $2,562, respectively, restricted by related parties)	4,615	4,194
Accrued investment income	568	429
Premiums receivable ($3,889 and $4,157, respectively, due from related parties)	9,645	10,065
Net deferred tax asset	9,786	10,250
Due from reinsurers ($5,370 and $5,300, respectively, due from related parties)	9,450	9,155
Goodwill	23,561	23,561
Intangible assets	1,494	1,689
Accrued fee income ($545 and $541, respectively, due from related parties)	1,670	1,233
Due from securities brokers	133	65
Other assets ($3 and $0, respectively, due from related parties)	5,738	5,645

TOTAL ASSETS	$133,969	$133,349

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($13,332 and $13,440, respectively, due to related parties)	$24,525	$24,998
Premium and claim funds payable ($2,459 and $2,562, respectively,
due to related parties)	4,615	4,194
Commission payable ($2,345 and $2,404, respectively, due to related parties)	4,245	4,181
Accounts payable, accruals and other liabilities ($458 and $357, respectively,
due to related parties)	3,541	3,557
State income taxes payable	869	835
Due to securities brokers	1,280	1,327
Due to reinsurers ($184 and $162, respectively, due to related parties)	1,927	2,080

Total liabilities	41,002	41,172

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,513,313 and 8,508,591 shares outstanding, respectively	92	92
Additional paid-in capital	479,926	479,910
Accumulated other comprehensive income	22	103
Treasury stock, at cost, 668,480 and 673,202 shares, respectively	(7,920)	(7,976)
Accumulated deficit	(379,167)	(380,069)
Total American Independence Corp. stockholders’ equity	92,953	92,060
Non-controlling interest in subsidiaries	14	117
Total equity	92,967	92,177
TOTAL LIABILITIES AND EQUITY	$133,969	$133,349

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2011	2010

REVENUES:
Premiums earned ($8,055 and $8,801, respectively, from related parties)	$17,769	$18,411
MGU and agency income ($852 and $1,672, respectively, from related parties)	3,316	3,647
Net investment income	559	614
Net realized investment gains (losses)	(15)	186
Other income (loss)	93	(14)
	21,722	22,844

EXPENSES
Insurance benefits, claims and reserves ($4,946 and $4,531,
respectively, from related parties)	11,048	12,318
Selling, general and administrative expenses ($3,033 and $3,183,
respectively, from related parties)	8,908	8,826
Amortization and depreciation	214	213
	20,170	21,357

Income before income tax	1,552	1,487
Provision for income taxes	495	453

Net income	1,057	1,034
Less: Net income attributable to the non-controlling interest	(120)	(191)

Net income attributable to American Independence Corp.	$937	$843

Basic income per common share:
Net income attributable to American Independence Corp. common stockholders	$.11	$.10

Weighted-average shares outstanding	8,511	8,506

Diluted income per common share:
Net income attributable to American Independence Corp. common stockholders	$.11	$.10

Weighted-average diluted shares outstanding	8,511	8,506

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

Three Months Ended March 31, 2011

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2010	$92	$479,910	$103	$(7,976)	$(380,069)	$92,060	$117	$92,177

Net income					937	937	120	1,057
Net change in unrealized gains
on certain available-for-sale securities			(81)			(81)	-	(81)
Total comprehensive income						856	120	976

Exercise of stock options				56	(35)	21	-	21
Dividends paid to non-controlling interest							(223)	(223)
Share-based compensation expense		16				16	-	16

BALANCE AT MARCH 31, 2011	$92	$479,926	$22	$(7,920)	$(379,167)	$92,953	$14	$92,967

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,057	$1,034
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment (gains) losses	15	(186)
Amortization and depreciation	214	213
Equity loss	5	17
Deferred tax expense	495	455
Non-cash stock compensation expense	16	19
Change in operating assets and liabilities:
Change in insurance reserves	(473)	(1,913)
Change in net amounts due from and to reinsurers	(448)	723
Change in accrued fee income	(437)	(383)
Change in premiums receivable	420	739
Change in income taxes	-	(13)
Change in other assets and other liabilities	(351)	(83)

Net cash provided by operating activities of continuing operations	513	622
Net cash used by operating activities of discontinued operations	-	(79)
Net cash provided by operating activities	513	543

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(115)	(461)
Net sales of securities under resale and repurchase agreements	2,649	1,274
Sales of and principal repayments on fixed maturities	7,779	11,661
Maturities and other repayments of fixed maturities	1,479	1,795
Purchases of fixed maturities	(10,722)	(14,246)
Sales of equity securities	849	1,142
Purchases of equity securities	(2,717)	(1,020)

Net cash provided (used) by investing activities	(798)	145

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	21	-

Net cash provided by financing activities	21	-

Increase (decrease) in cash and cash equivalents	(264)	688
Cash and cash equivalents, beginning of period	2,614	4,073
Cash and cash equivalents, end of period	$2,350	$4,761

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$2	$4

See accompanying notes to condensed consolidated financial statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our managing general underwriter subsidiaries: Risk Assessment Strategies, Inc. ("RAS"), and Marlton Risk Group LLC ("Marlton"); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; e) our 51% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization; f) our wholly owned stop-loss sales office, IHC Risk Solutions – IIG (“IIG”); and g) our wholly owned claims administration company, IHC Risk Solutions, Inc. (“RSI”), formerly known as Excess Claims Administrators, Inc.  During 2010, AMIC owned another managing general underwriter, IndependenceCare Underwriting Services – Minneapolis, L.L.C. ("IndependenceCare"), which was put into runoff prior the end of 2009.  IndependenceCare, RAS and Marlton are collectively referred to as "our MGUs".  HIO, IIG, IPA, and RSI are collectively referred to as “our Agencies”.  After the end of the first quarter of 2011, the Company consolidated RAS, IIG and RSI into Marlton and changed the name of the merged entity to IHC Risk Solutions LLC (“Risk Solutions”).

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 63% of AMIC's stock as of March 31, 2011.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical and group major medical.

(B)

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2010, the FASB issued guidance that amends existing goodwill impairment test guidance to include a requirement that entities perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts if it is more likely than not that an impairment exists.  This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this guidance, effective January 1, 2011, did not have a material effect on the Company's consolidated financial statements.

In December 2010, the FASB issued guidance that clarifies the existing requirements for pro forma revenue and earnings disclosures, and expands the supplemental pro forma revenue and earnings disclosures, for public companies that have completed business acquisitions.  The amendments in this guidance were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance, effective January 1, 2011, did not have a material effect on the Company's consolidated financial statements.

In January 2010, the FASB issued standards requiring entities to provide the activity of Level 3 security purchases, sales, issuances, and settlements on a gross basis, which were be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In April 2011, the FASB issued guidance that amends existing standards with regards to transfers of financial assets under repurchase and other agreements that entitle and obligate the transferor to repurchase or redeem the assets prior to maturity. Specifically, with respect to assessing effective control in such agreements, the criteria that the transferor must have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even upon the transferee's default, has been eliminated; as has the corresponding criterion calling for the transferor to have obtained cash or other sufficient collateral to purchase replacement assets from a third party, which was required to demonstrate such ability. This guidance is effective for the first interim or annual period beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

(D)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three month period ended March 31, 2011.  The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Restricted stock and common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  For the three months ended March 31, 2011 and 2010, shares from the assumed dilution due to the exercise of common stock options and vesting of restricted stock using the treasury stock method were deemed anti-dilutive.

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

MGU and Agency income consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Agency income	$2,024	$2,283
MGU fee income–administration	1,023	1,103
MGU fee income– profit commissions	269	261

	$3,316	$3,647

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	MARCH 31, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$20,598	$139	$(285)	$20,452
Collateralized mortgage obligations (CMO) –
residential	1,255	303	(118)	1,440
CMO – commercial	579	-	(279)	300
States, municipalities and political subdivisions	15,857	115	(274)	15,698
U.S. Government	6,721	133	(1)	6,853
Government sponsored enterprise (GSE)	9,897	80	(43)	9,934
Agency mortgage backed pass
through securities (MBS)	242	16	-	258
Total fixed maturities	$55,149	$786	$(1,000)	$54,935

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Common stock	$978	$57	$(14)	$1,021
Preferred stock with maturities	273	58	-	331
Preferred stock without maturities	4,470	150	(15)	4,605
Total equity securities	$5,721	$265	$(29)	$5,957

	DECEMBER 31, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$15,850	$167	$(248)	$15,769
CMO – residential	2,021	279	(107)	2,193
CMO – commercial	579	-	(256)	323
States, municipalities and political subdivisions	17,239	152	(327)	17,064
U.S. Government	10,137	159	-	10,296
GSE	7,678	145	(5)	7,818
MBS	256	17	-	273
Total fixed maturities	$53,760	$919	$(943)	$53,736

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Common stock	$604	$26	$(20)	$610
Preferred stock with maturities	273	54	-	327
Preferred stock without maturities	2,993	77	(10)	3,060
Total equity securities	$3,870	$157	$(30)	$3,997

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The unrealized gains (losses) on certain preferred stocks with maturities at March 31, 2011 and December 31, 2010 includes $99,000 related to the non-credit related component of other-than-temporary impairment losses recorded in accumulated other comprehensive income in connection with new accounting standards adopted on April 1, 2009

The amortized cost and fair value of fixed maturities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$2,546	$2,563	5%
Due after one year through five years	22,725	22,850	42%
Due after five years through ten years	12,296	12,218	22%
Due after ten years	9,275	9,048	16%
	46,842	46,679	85%

CMO and MBS
15 years	3,313	3,234	6%
20 years	-	-	-%
30 years	4,994	5,022	9%

	$55,149	$54,935	100%

The following tables summarize, for all securities in an unrealized loss position at March 31, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	March 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$12,642	$257	$357	$28	$12,999	$285
CMO – residential	28	29	351	89	379	118
CMO – commercial	-	-	300	279	300	279
States, municipalities and political subdivisions	5,543	151	2,424	123	7,967	274
U.S. Government	1,735	1	-	-	1,735	1
GSE	4,097	43	-	-	4,097	43
Total fixed maturities	$24,045	$481	$3,432	$519	$27,477	$1,000

EQUITY SECURITIES:

Common stock	$190	$14	$-	$-	$190	$14
Preferred stock without maturities	-	-	980	15	980	15
Total equity securities	$190	$14	$980	$15	$1,170	$29

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$6,970	$216	$359	$32	$7,329	$248
CMO – residential	88	16	642	91	730	107
CMO – commercial	-	-	323	256	323	256
States, municipalities and political subdivisions	6,351	189	2,413	138	8,764	327
GSE	544	5	-	-	544	5
Total fixed maturities	$13,953	$426	$3,737	$517	$17,690	$943

EQUITY SECURITIES:

Common stock	$141	$20	$-	$-	$141	$20
Preferred stock without maturities	1,283	10	-	-	1,283	10
Total equity securities	$1,424	$30	$-	$-	$1,424	$30

At March 31, 2011, a total of 25 fixed maturities and 9 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at March 31, 2011, a total of 6 fixed maturities and one equity security were in a continuous unrealized loss position for 12 months or longer.  At December 31, 2010 a total of 20 fixed maturities and 9 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2010, a total of 7 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

Substantially all of the unrealized losses on fixed maturities at March 31, 2011 and December 31, 2010 were attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads.  Spreads have widened in recent years as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

At March 31, 2011, the Company had $1,268,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 74.1% were in CMOs that originated in 2005 or earlier and 25.9% were in CMOs that originated in 2006 or later.  The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase.

Other-Than-Temporary Impairment Evaluations

The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. Beginning April 1, 2009, the Company adopted new accounting guidance that specified new criteria for identifying and recognizing other-than-temporary impairment losses on fixed maturities.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates.  If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Condensed Consolidated Statement of Operations.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists.  For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Condensed Consolidated Statements of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Condensed Consolidated Balance Sheets.  It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

Prior to April 1, 2009, the Company assessed its ability and intent to hold a fixed maturity for a period of time sufficient to allow for a recovery in fair value. If the Company could not assert this condition, an other-than-temporary impairment loss was recognized in the Condensed Consolidated Statements of Operations.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery.  If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Condensed Consolidated Statements of Operations for the difference between the carrying value and the fair value of the securities.  For the purpose of other-than-temporary impairment evaluations, preferred stocks with maturities are treated in a manner similar to debt securities.  Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Subsequent increases and decreases, if not an other-than-temporary impairment, in the fair value of available-for-sale securities that were previously impaired, are included in other comprehensive income in the Condensed Consolidated Balance Sheet.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows (in thousands):

Balance at December 31, 2010	$99
Additions	-

Balance at March 31, 2011	$99

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

5.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net realized investment gains (losses):
Fixed maturities	$2	$168
Common stock	(17)	21
Preferred stock	-	(3)
Net realized investment gains (losses)	$(15)	$186

For the three months ended March 31, 2011, the Company recorded realized gross gains of $91,000 and gross losses of

$106,000 on sales of available-for-sale securities.  For the three months ended March 31, 2010, the Company recorded realized gross gains of $263,000 and gross losses of $77,000 on sales of available-for-sale securities.

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

The following tables present our financial assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, respectively (in thousands):

	March 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$20,452	$-	$20,452
CMO - residential	-	123	1,317	1,440
CMO – commercial	-	-	300	300
States, municipalities and political
subdivisions	-	15,698	-	15,698
U.S. Government	-	6,853	-	6,853
GSE	-	9,934	-	9,934
MBS - residential	-	258	-	258
Total fixed maturities	-	53,318	1,617	54,935

Equity securities available-for-sale:
Common stock	1,021	-	-	1,021
Preferred stock with maturities	331	-	-	331
Preferred stock without maturities	4,605	-	-	4,605
Total equity securities	5,957	-	-	5,957

Total financial assets	$5,957	$53,318	$1,617	$60,892

	December 31, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$15,769	$-	$15,769
CMO - residential	-	634	1,559	2,193
CMO – commercial	-	-	323	323
States, municipalities and political
subdivisions	-	17,064	-	17,064
U.S. Government	-	10,296	-	10,296
GSE	-	7,818	-	7,818
MBS - residential	-	273	-	273
Total fixed maturities	-	51,854	1,882	53,736

Equity securities available-for-sale:
Common stock	610	-	-	610
Preferred stock with maturities	327	-	-	327
Preferred stock without maturities	3,060	-	-	3,060
Total equity securities	3,997	-	-	3,997

Total financial assets	$3,997	$51,854	$1,882	$57,733

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the three months ending March 31, 2011, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category as a result of limited or inactive markets during the first three months of 2011.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category in the first three months of 2011.  The changes in the carrying value of Level 3 assets and liabilities for the three months ended March 31, 2011 are summarized as follows (in thousands):

	March 31, 2011
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$1,559	$323	$1,882

Sales of securities	(211)	-	(211)
Repayments of fixed maturities	(54)	-	(54)
Net realized
investment losses	(20)	-	(20)
Net unrealized gain (loss)
included in accumulated
other comprehensive income	43	(23)	20

Balance, end of period	$1,317	$300	$1,617

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the three months ended March 31, 2011 is as follows (in thousands):

Other Intangible
Assets

Balance at December 31, 2010	$1,689
Amortization expense	(195)
Balance at March 31, 2011	$1,494

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $287,000 and $312,000 for the three months ended March 31, 2011 and 2010, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative

Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

9.

Share-Based Compensation

Total share-based compensation expense was $16,000 and $19,000 for the three months ended March 31, 2011 and 2010, respectively.  Related tax benefits of $5,000 and $7,000 were recognized for the three months ended March 31, 2011 and 2010, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2011:

	Outstanding	Exercisable

Number of options	322,844	309,510
Weighted average exercise price per share	$10.56	$10.81
Aggregate intrinsic value of options	$9,817	$6,817
Weighted average contractual term remaining	3.44 years	3.21 years

The Company’s stock option activity for the three months ended March 31, 2011 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2010	359,234	$9.95

Expired	(31,668)	4.50
Exercised	(4,722)	4.50

Balance, March 31, 2011	322,844	$10.56

Compensation expense of $12,000 and $14,000 was recognized for the three months ended March 31, 2011 and 2010, respectively, for the portion of the fair value of stock options vesting during that period.

As of March 31, 2011, there was approximately $39,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2010 and 2011.  Restricted stock expense was $4,000 and $5,000, for the three months ended March 31, 2011 and 2010, respectively.

The following table summarized restricted stock activity for the three months ended March 31, 2011:

		Weighted
	No. of	Average
	Non-vested	Exercise
	Shares	Price

Balance, December 31, 2010	2,500	$6.92

Forfeited	-	-

Balance, March 31, 2011	2,500	$6.92

As of March 31, 2011, there was approximately $4,000 of total unrecognized compensation expense related to non-vested restricted stock which will be recognized over the remaining requisite service periods.

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

The comprehensive income for the three months ended March 31, 2011 and 2010 is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net income	$1,057	$1,034
Unrealized holdings gains (losses) arising
during the period	(96)	626
Reclassification adjustment for (gains) losses
included in earnings	15	(186)
Net unrealized gains (losses) on certain available-for-
sale securities arising during the period	(81)	440
Comprehensive income	976	1,474
Comprehensive income attributable to
non-controlling interests	(120)	(191)
Comprehensive income attributable to
American Independence Corp.	$856	$1,283

Accumulated other comprehensive income at March 31, 2011 and December 31, 2010 includes an adjustment of $99,000 related to the non-credit related component of other-than-temporary impairment losses recorded in connection with new accounting standards adopted on April 1, 2009.  No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption, in the second quarter of 2009, of the new accounting standards related to other-than-temporary impairments.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At March 31, 2011, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $272,600,000 for federal income tax purposes which expire between 2019 and 2029.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending March 31, 2011 and December 31, 2010 are $9,786,000 and $10,250,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at March 31, 2011.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of American Independence Corp. ("AMIC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, and our condensed consolidated financial statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our marketing organizations, including our medical stop-loss managing general underwriter subsidiaries (“our MGUs"), our two insurance and marketing agencies, Independent Producers of America, LLC (“IPA”) and HealthInsurance.org, LLC (“HIO”), our claims administration company, IHC Risk Solutions, Inc. (“RSI”), formerly known as Excess Claims Administrators, Inc., and a stop-loss sales office, IHC Risk Solutions – IIG (“IIG”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 63% of AMIC's stock as of March 31, 2011.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of additional shares of common stock in the open market.  IHC's senior management has provided direction to us through service agreements between us and IHC.  As of March 31, 2011, a significant source of Independence American’s revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and New York State short-term statutory disability benefit ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, and added dental in 2009.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its products.  With respect to major medical plans for individuals and families, the acquisition of a controlling interest in IPA in 2008, has meaningfully increased the amount of this line of business written by Independence American.

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

By sharing employees with IHC and sharing resources among our subsidiaries, we strive to maximize our earnings.  After the end of the first quarter of 2011, we heightened our focus in reducing operating costs by consolidating IHC Risk Solutions – RAS (formerly known as Risk Assessment Strategies, Inc. ("RAS")), IIG and RSI into IHC Risk Solutions – Marlton (formerly known as Marlton Risk Group LLC ("Marlton")) and changing the name of the merged entity to IHC Risk Solutions LLC (“Risk Solutions”).  Risk Solutions will share personnel and operations with IHC Risk Solutions – Majestic (formerly known as Majestic Underwriters LLC ("Majestic")) and another managing general underwriter owned by IHC to maximize efficiencies.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of March 31, 2011 was $48,689,000.

Managing General Underwriters

Risk Solutions has offices near Hartford, Connecticut and Philadelphia, Pennsylvania, and markets and underwrites employer medical stop-loss and group life primarily for Standard Security Life Insurance Company of New York ("Standard Security Life").  It also writes for four other carriers, including Madison National Life Insurance Company, Inc. ("Madison National Life") and Independence American.  The Company has a 23% interest in Majestic.  Majestic, which is headquartered in Troy, Michigan, is an employer medical stop-loss MGU for Standard Security Life, Madison National Life and another carrier.  The Company accounts for this investment using the equity method of accounting.  IHC owns the remaining 77% of Majestic.

Agencies

In the fourth quarter of 2008, the Company formed RSI, which is headquartered near Philadelphia, Pennsylvania, to bill and collect premiums, administer and processes claims and perform medical management services for our MGUs, Majestic and third parties.  These functions, which were previously performed by each MGU separately, were consolidated in order to generate cost savings through economies of scale and provide more uniform results among the MGUs.  The Company has a 51% interest in both HIO and IPA.  HIO, which is headquartered in Minneapolis, Minnesota, is an insurance and marketing agency through its well-established internet domain address: www.healthinsurance.org.  This domain generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  IPA, which is headquartered in Tampa, Florida, is a national, career agent marketing organization.  IPA operates under a controlled career agent distribution model in which independent producers sell products approved by IPA and AMIC.  In 2010, AMIC formed a stop-loss sales office, IIG.  The underwriting for IIG business is performed by RAS and RAS purchased a block of stop-loss business that had formerly been managed by the management of IIG.

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2011 and 2010 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Revenues	$21,722	$22,844
Expenses	20,170	21,357
Income before income tax	1,552	1,487
Provision for income taxes	495	453
Net income	1,057	1,034
Less: Net income attributable to the non-controlling interest	(120)	(191)
Net income attributable to American Independence Corp.	$937	$843

•

The book value of the Company’s stockholders’ equity increased to $10.92 per share at March 31, 2011 compared to $10.82 per share at December 31, 2010.

•

Net income per share increased to $.11 per share, diluted, or $0.9 million, for the three months ended March 31, 2011, compared to $.10 per share, diluted, or $0.8 million for the three months ended March 31, 2010.

•

At March 31, 2011, 98.3% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.4% and 3.8% for the three months ended March 31, 2011 and 2010, respectively.  The lower yield is due to a decrease in investments in collateralized mortgage obligations and mortgage-backed securities, and an increase in higher rated government sponsored enterprise investments and municipal investments which bear lower interest rates.

•

Premiums earned decreased 3% to $17.8 million for the three months ended March 31, 2011 compared to $18.4 million for the three months ended March 31, 2010, primarily due to lower assumed medical stop-loss premiums and lower group major medical premiums written.

•

For the three months ended March 31, 2011 and 2010, Independence American wrote $3.4 million, respectively, of individual health business produced by our marketing organization IPA.

•

For the three months ended March 31, 2011, our MGUs and Agencies generated revenues of $3.5 million compared to $3.7 million for the three months ended March 31, 2010 due to a decreased amount of business as a result of market conditions.

•

Underwriting experience, as indicated by GAAP Combined Ratios on our three lines of business for the three months ended March 31, 2011 and 2010, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended
	March 31,
	2011	2010

Premiums Earned	$9,182	$9,510
Insurance Benefits, Claims and Reserves	6,380	7,418
Profit Commission Expense (Recovery)	447	(174)
Expenses	2,505	2,664

Loss Ratio (A)	69.5%	78.0%
Profit Commission Expense Ratio (B)	4.9%	-1.8%
Expense Ratio (C)	27.2%	28.0%
Combined Ratio (D)	101.6%	104.2%

▪ Fully Insured Health	Three Months Ended
	March 31,
	2011	2010

Premiums Earned	$7,826	$8,105
Insurance Benefits, Claims and Reserves	4,175	4,487
Profit Commission Expense (Recovery)	(47)	353
Expenses	2,010	1,907

Loss Ratio (A)	53.3%	55.4%
Profit Commission Expense Ratio (B)	-0.6%	4.4%
Expense Ratio (C)	25.7%	23.5%
Combined Ratio (D)	78.4%	83.3%

▪ DBL	Three Months Ended
	March 31,
	2011	2010

Premiums Earned	$761	$796
Insurance Benefits, Claims and Reserves	493	413
Expenses	249	261

Loss Ratio (A)	64.8%	51.9%
Expense Ratio (C)	32.7%	32.8%
Combined Ratio (D)	97.5%	84.7%

(A)

Loss ratio represents insurance benefits, claims and reserves divided by premiums earned.

(B)

Profit commission expense ratio represents profit commissions divided by premiums earned.

(C)

Expense ratio represents commissions, administrative fees, premium taxes and other underwriting expenses divided by premiums earned.

(D)

The combined ratio is equal to the sum of the loss ratio, profit commission expense ratio and the expense ratio.

•

The Company recorded improvement in the loss ratio in the medical stop-loss line of business, partially offset by an increase in the expense ratio due to profit sharing on one program that was significantly better for the three months ended March 31, 2011.

•

The Company recorded an improved loss ratio in the fully insured health line of business for the three months ended March 31, 2011.

•

The Company experienced a higher loss ratio for DBL for the three months ended March 31, 2011 as a result of higher paid claims and lower premiums due to a premium rate reduction mandated by the State of New York.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2010.  Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2010.  During the three months ended March 31, 2011, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2010 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2011, Compared to the Three Months Ended March 31, 2010.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$9,182	-	376	6,380	2,916	36	$226
Fully Insured Health	7,826	-	111	4,175	1,837	126	1,799
DBL	761	-	18	493	249	-	37
Total Independence
American	17,769	-	505	11,048	5,002	162	2,062
MGU Subs and
Agencies	-	3,409	41	-	3,526	52	(128)
Corporate	-	-	13	-	380	-	(367)
Subtotal	$17,769	3,409	559	11,048	8,908	214	1,567

Net realized investment (losses)							(15)
Income before income taxes							1,552
Income taxes							(495)
Net income							1,057
Less: Net income attributable to the non-controlling interest							(120)
Net income attributable to American Independence Corp.							$937

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$9,510	-	409	7,418	2,453	37	$11
Fully Insured Health	8,105	-	125	4,487	2,135	125	1,483
DBL	796	-	18	413	261	-	140
Total Independence
American	18,411	-	552	12,318	4,849	162	1,634
MGU Subs and
Agencies	-	3,633	62	-	3,563	51	81
Corporate	-	-	-	-	414	-	(414)
Subtotal	$18,411	3,633	614	12,318	8,826	213	1,301

Net realized investment gains							186
Income before income taxes							1,487
Income taxes							(453)
Net income							1,034
Less: Net income attributable to the non-controlling interest							(191)
Net income attributable to American Independence Corp.							$843

Premiums Earned.  Premiums earned decreased 3%, or $642,000 from 2010 to 2011.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business decreased $328,000.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($834,000), offset by an increase in medical stop-loss premiums written by Independence American ($506,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, and individual health decreased $279,000.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($384,000) and a decrease in fully insured premiums assumed from IHC ($73,000), offset by an increase in hospital indemnity premiums written by Independence American ($160,000).  Premiums relating to DBL decreased $35,000 primarily due to a premium rate reduction mandated by the State of New York.  For the three months ended March 31, 2011, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 20% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income decreased $331,000 from 2010 to 2011.  MGU fee income-administration decreased $80,000 to $1,023,000 for the three months ended March 2011, compared to $1,103,000 for 2010, as our MGUs have decreased their volume of business as a result of market conditions.  MGU fee income-profit commission increased $8,000 to $269,000 for the three months ended March 31, 2011, compared to $261,000 for the three months ended March 31, 2010.

Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2011 are based on business written during portions of 2008, 2009 and 2010.  In 2011, income from our Agencies consisted of commission income and other fees of $1,269,000 from IPA, revenue of $530,000 from HIO, revenue of $127,000 from IIG, and $98,000 of claims administration fees from RSI.  In 2010, income from our Agencies consisted of commission income and other fees of $1,562,000 from IPA, revenue of $598,000 from HIO, and $123,000 of claims administration fees from RSI.

Net Investment Income.  Net investment income decreased $55,000 from 2010 to 2011.  The investment yields were 3.4% for the three months ended March 31, 2011 and 3.8% for the three months ended March 31, 2010.  The lower yield is due to a decrease in investments in collateralized mortgage obligations and mortgage-backed securities, and an increase in higher rated government sponsored enterprise investments and municipal investments which bear lower interest rates.

Net Realized Investment Gains (Losses).  The Company recorded a net realized investment loss of $15,000 for the three months ended March 31, 2011, compared to a gain of $186,000 for the three months ended March 31, 2010.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $107,000 from 2010 to 2011 due to consulting fees earned by IIG for the three months ended March 31, 2011.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 10%, or $1,270,000 from 2010 to 2011.  The decrease is primarily comprised of a decrease in direct individual health of $263,000 due to improved loss ratios, a decrease in assumed medical stop-loss of $663,000 due to lower earned premiums and improved loss ratios, a decrease in assumed fully insured of $112,000 due to lower premiums written and lower loss ratios, and a decrease of $376,000 in direct medical stop-loss due to lower loss ratios, offset by an increase in DBL of $80,000 due to higher paid claims.

Selling, General and Administrative.  Selling, general and administrative expenses increased $82,000 from 2010 to 2011.  This increase is primarily due to (i) expenses of $297,000 at IIG, which began operations in the first quarter of 2011, (ii) higher profit commission expense of $222,000 incurred by Independence American, which resulted, in large part, from an increase in direct medical stop-loss premiums offset by a decrease in direct individual health and direct group major medical premiums written.  Offset by a decrease in commission and brokerage expense of $156,000 at Independence American primarily due to lower assumed medical stop-loss premiums written, (iii) lower expenses at IPA of $342,000 primarily due to lower agent commission expense, and (iv) higher expenses at RSI of $67,000 due to an increase in staff.

Amortization and Depreciation.  Amortization and depreciation expense increased $1,000 from 2010 to 2011.

Income Taxes.  The provision for income taxes increased $42,000 to $495,000, an effective rate of 34.6%, for the three months ended March 31, 2011, compared to $453,000, an effective rate of 35.0%, for the three months ended March 31, 2010.  Net income for the three months ended March 31, 2011 and 2010 includes a non-cash provision for federal income taxes of $464,000 and $422,000, respectively.  The state tax effective rate decreased to 0.8% for the three months ended March 31, 2011, compared to 1.2% for the three months ended March 31, 2010.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American’s pre-tax income or a decrease in MGU pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $71,000 from 2010 to 2011.  The net income for the three months ended March 31, 2011 and 2010 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $937,000, or $.11 per share, diluted, for the three months ended March 31, 2011, compared to $843,000, or $.10 per share, diluted, for the three months ended March 31, 2011.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the three months ended March 31, 2011, our MGUs and Agencies paid $200,000 in dividends to Corporate.

Cash Flows

As of March 31, 2011, the Company had $66,162,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $65,801,000 as of December 31, 2010.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2011 was $513,000.  Net cash used by investing activities of continuing operations for the three months ended March 31, 2011 was $798,000.

As of March 31, 2011, the Company had $4,615,000 of restricted cash at RSI and IIG.  This amount is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $4,615,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by RSI and IIG on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by RSI and IIG.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at RSI and IIG, RSI and IIG are in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that RSI and IIG can access to reimburse claims in a timely manner.  The cash is used by RSI and IIG to pay claims on behalf of the insurance carriers they represent.

As of March 31, 2011, the Company had $24,525,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $625,000 to $63,812,000 during the three months ended March 31, 2011 from $63,187,000 at December 31, 2010, primarily due to the purchase of additional fixed maturity and equity securities, offset by sales of securities purchased under agreements to resell and a decrease in unrealized gains on fixed maturity securities.

The Company had receivables from reinsurers of $9,450,000 at March 31, 2011.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at March 31, 2011

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	March 31,	December 31,
	2011	2010

Medical Stop-Loss	$18,268	$18,078
Fully Insured Health	5,583	6,272
DBL	674	648

	$24,525	$24,998

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

The $893,000 increase in AMIC’s stockholders' equity in the first three months of 2011 is primarily due to net income of $937,000 and an $81,000 decrease in net unrealized gains on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized gains on available-for-sale securities totaled $22,000 at March 31, 2011.  Approximately 98.3% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At March 31, 2011, approximately 1.7% (or $887,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at March 31, 2011.

At March 31, 2011, the Company had $1,268,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 74.1% were in CMOs that originated in 2005 or earlier and 25.9% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the three months ended March 31, 2011 and 2010, the Company recorded no realized losses for other-than-temporary impairments.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2011 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$89	$-	$29	$279	$397

Total	$89	$-	$29	$279	$397

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2011.  In 2011, the Company experienced an increase in net unrealized losses of $81,000 which decreased stockholders' equity by $81,000 (reflecting net unrealized gains of $22,000 at March 31, 2011 compared to net unrealized gains of $103,000 at December 31, 2010).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

OUTLOOK

For 2011, we will continue to emphasize:

•

Improving the profitability of our Medical Stop-Loss business, which was adversely impacted by one of the medical stop-loss programs in 2010.  Corrective action was taken on this program and we have seen improved results this year.

•

Merging four of our stop-loss subsidiaries and rebranded the enterprise as IHC Risk Solutions (“IHCRS”).  IHCRS has combined operations with two MGUs owned by IHC to form one functional unit.  This consolidation significantly enhances our operational efficiencies, allows us to be more focused on our underwriting results and combine the regional knowledge of our owned MGUs in order to deliver medical stop-loss on a direct basis.  We believe that medical stop-loss business written in 2011 will be quite profitable due to: (i) the underwriting and sales discipline resulting from the consolidation of IHCRS; (ii) the 20% average rate increases achieved by IHCRS on January renewal business; (iii) reduction in run-in out from poorly performing non-owned programs that we reinsured which have been cancelled; and (iv) a hardening of the market.  In addition we will retain more risk on our business as a result of our increased capital base, which will increase our net retained premiums and our future profits starting next year.

•

Continuing to seek additional opportunities to distribute medical stop-loss and fully insured health products on Independence American paper.

•

Rolling out various supplemental medical products in 2011 for which we believe there will be a developing market in future years.  Independence American has filed these products and they are now being distributed by Independent Producers of America, among others.

•

Continuing the improved profitability of our Fully Insured Health business by monitoring compliance with the corrective actions taken in 2009 and 2010 on this line.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2011 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2010 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in response to Item 1A. to Part 1 of Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In June 2010, the Board of Directors of AMIC authorized the repurchase of up to 200,000 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of March 31, 2011, 188,268 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended March 31, 2011.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	May 12, 2011

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	May 12, 2011