Form 10-Q
period 2011-06-30
AMERICAN INDEPENDENCE CORP
filed 2011-08-10
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2011
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [X]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2011
Common stock, $0.01 par value	8,523,702 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2011	December 31,
ASSETS:	(Unaudited)	2010
Investments:
Securities purchased under agreements to resell	$2,337	$6,716
Fixed maturities available-for-sale, at fair value	55,731	53,736
Equity securities available-for-sale, at fair value	6,344	3,997

Total investments	64,412	64,449

Cash and cash equivalents	1,340	2,614
Restricted cash ($3,090 and $2,562, respectively, restricted by related parties)	5,391	4,194
Accrued investment income	553	429
Premiums receivable ($3,193 and $4,157, respectively, due from related parties)	8,893	10,065
Net deferred tax asset	9,734	10,250
Due from reinsurers ($5,935 and $5,300, respectively, due from related parties)	10,332	9,155
Goodwill	23,561	23,561
Intangible assets	1,298	1,689
Accrued fee income ($1,012 and $541, respectively, due from related parties)	2,142	1,233
Due from securities brokers	5,355	65
Other assets ($50 and $0, respectively, due from related parties)	6,885	5,645

TOTAL ASSETS	$139,896	$133,349

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($12,559 and $13,440, respectively, due to related parties)	$25,351	$24,998
Premium and claim funds payable ($3,090 and $2,562, respectively,
due to related parties)	5,391	4,194
Commission payable ($2,296 and $2,404, respectively, due to related parties)	3,907	4,181
Accounts payable, accruals and other liabilities ($496 and $357, respectively,
due to related parties)	3,763	3,557
State income taxes payable	902	835
Due to securities brokers	4,667	1,327
Due to reinsurers ($318 and $162, respectively, due to related parties)	1,935	2,080

Total liabilities	45,916	41,172

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,519,980 and 8,508,591 shares outstanding, respectively	92	92
Additional paid-in capital	479,935	479,910
Accumulated other comprehensive income	794	103
Treasury stock, at cost, 661,813 and 673,202 shares, respectively	(7,841)	(7,976)
Accumulated deficit	(379,082)	(380,069)
Total American Independence Corp. stockholders’ equity	93,898	92,060
Non-controlling interest in subsidiaries	82	117
Total equity	93,980	92,177
TOTAL LIABILITIES AND EQUITY	$139,896	$133,349

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
REVENUES:
Premiums earned ($7,657 , $9,009, $15,712 and
$17,811, respectively, from related parties)	$17,666	$19,406	$35,435	$37,817
MGU and agency income ($1,660, $1,275, $2,511
and $2,948, respectively, from related parties)	3,583	3,615	6,899	7,262
Net investment income	556	661	1,115	1,275
Net realized investment gains	100	123	85	309
Other-than-temporary impairment losses	(20)	(29)	(20)	(29)
Other income (loss)	85	9	178	(5)
	21,970	23,785	43,692	46,629

EXPENSES
Insurance benefits, claims and reserves ($4,718, $6,470,
$9,666 and $11,001, respectively, from related parties)	12,918	14,013	23,966	26,331
Selling, general and administrative expenses ($2,927, $2,896,
$5,923 and $6,055, respectively, from related parties)	8,340	8,556	17,248	17,382
Amortization and depreciation	217	218	431	431
	21,475	22,787	41,645	44,144

Income before income tax	495	998	2,047	2,485
Provision for income taxes	71	244	566	697

Net income	424	754	1,481	1,788
Less: Net income attributable to the non-controlling interest	(287)	(281)	(407)	(472)

Net income attributable to American Independence Corp.	$137	$473	$1,074	$1,316

Basic income per common share:
Basic income per common share attributable to
American Independence Corp. common stockholders	$.02	$.06	$.13	$.16

Weighted-average shares outstanding	8,520	8,509	8,516	8,508

Diluted income per common share:
Diluted income per common share attributable to
American Independence Corp. common stockholders	$.02	$.06	$.13	$.16

Weighted-average diluted shares outstanding	8,520	8,509	8,516	8,508

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

Six Months Ended June 30, 2011

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2010	$92	$479,910	$103	$(7,976)	$(380,069)	$92,060	$117	$92,177

Net income					1,074	1,074	407	1,481
Net change in unrealized gains
on certain available-for-sale securities			691			691	-	691
Total comprehensive income						1,765	407	2,172

Exercise of stock options				135	(87)	48	-	48
Dividends paid to non-controlling interest							(442)	(442)
Share-based compensation expense		25				25	-	25

BALANCE AT JUNE 30, 2011	$92	$479,935	$794	$(7,841)	$(379,082)	$93,898	$82	$93,980

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,481	$1,788
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(85)	(309)
Other-than-temporary impairment losses	20	29
Amortization and depreciation	431	431
Equity (income) loss	(3)	16
Deferred tax expense	580	707
Non-cash stock compensation expense	25	38
Change in operating assets and liabilities:
Change in insurance reserves	353	(2,881)
Change in net amounts due from and to reinsurers	(1,322)	327
Change in accrued fee income	(909)	(644)
Change in premiums receivable	1,172	404
Change in income taxes	(25)	(29)
Change in other assets and other liabilities	(1,722)	(583)

Net cash used by operating activities of continuing operations	(4)	(706)
Net cash used by operating activities of discontinued operations	-	(93)
Net cash used by operating activities	(4)	(799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(1,950)	(1,910)
Net sales of securities under resale and repurchase agreements	4,379	2,577
Sales of and principal repayments on fixed maturities	13,634	20,600
Maturities and other repayments of fixed maturities	2,754	7,382
Purchases of fixed maturities	(17,765)	(30,661)
Sales of equity securities	3,607	2,607
Purchases of equity securities	(5,977)	(1,961)

Net cash used by investing activities	(1,318)	(1,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	48	45
Repurchase of common stock	-	(1)

Net cash provided by financing activities	48	44

Decrease in cash and cash equivalents	(1,274)	(2,121)
Cash and cash equivalents, beginning of period	2,614	4,073
Cash and cash equivalents, end of period	$1,340	$1,952

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$4	$5

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our managing general underwriter, IHC Risk Solutions LLC (“Risk Solutions”); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; e) our 51% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization.  After the end of the first quarter of 2011, the Company consolidated its wholly owned subsidiaries, IHC Risk Solutions – RAS (formerly known as Risk Assessment Strategies, Inc. ("RAS")), IHC Risk Solutions – IIG (“IIG”), and IHC Risk Solutions, Inc. (“RSI”), formerly known as Excess Claims Administrators, Inc into IHC Risk Solutions – Marlton (formerly known as Marlton Risk Group LLC ("Marlton")) and changed the name of the merged entity to IHC Risk Solutions LLC (“Risk Solutions”).  During 2011, AMIC owned another managing general underwriter, IndependenceCare Underwriting Services – Minneapolis, L.L.C. ("IndependenceCare"), which was put into runoff prior the end of 2009.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 63% of AMIC's stock as of June 30, 2011.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), and fully insured health.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board ("FASB") issued guidance that amends existing goodwill impairment test guidance to include a requirement that entities perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts if it is more likely than not that an impairment exists.  This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this guidance, effective January 1, 2011, did not have a material effect on the Company's consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In July 2011, the FASB issued guidance specifying that the liability for the fees paid to the Federal Government by health insurers as a result of recent healthcare reform legislation should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance that requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. Some of the amendments in this update clarify the FASB’s intent about the application of certain existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. None of the amendments in this update require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. For public entities, this guidance is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

(D)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The Company has evaluated all such events occurring subsequent to the balance sheet date herein of June 30, 2011.  The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three month and six month periods ended June 30, 2011.  The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Restricted stock and common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  For the three months and six months ended June 30, 2011 and 2010, shares from the assumed dilution due to the exercise of common stock options and vesting of restricted stock using the treasury stock method were deemed anti-dilutive.

3.

MGU and Agency Income

The Company records MGU fee income as corresponding policy premiums are earned.  Risk Solutions is compensated in two ways.  Risk Solutions earns fee income based on the volume of business produced for marketing, underwriting and administrative services that they provide for their carriers (“fee income–administration”), and earns profit-sharing commissions if such business exceeds certain profitability benchmarks (“fee income–profit commissions”). Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where claim development patterns can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of an MGU attaining certain profitability thresholds and could vary greatly from quarter to quarter.  Agency income consists of commissions, fees and lead revenue earned by our Agencies.

MGU and Agency income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Agency income	$1,954	$2,146	$3,754	$4,306
MGU fee income–administration	1,260	1,206	2,507	2,432
MGU fee income– profit commissions	369	263	638	524

	$3,583	$3,615	$6,899	$7,262

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	JUNE 30, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$21,333	$313	$(100)	$21,546
Collateralized mortgage obligations (CMO) –
residential	1,189	263	(91)	1,361
CMO – commercial	579	-	(285)	294
States, municipalities and political subdivisions	14,503	309	(110)	14,702
U.S. Government	6,723	235	-	6,958
Government sponsored enterprise (GSE)	10,509	143	(22)	10,630
Agency mortgage backed pass
through securities (MBS)	222	18	-	240
Total fixed maturities	$55,058	$1,281	$(608)	$55,731

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Common stock	$976	$10	$(25)	$961
Preferred stock with maturities	776	67	(2)	841
Preferred stock without maturities	4,471	129	(58)	4,542
Total equity securities	$6,223	$206	$(85)	$6,344

	DECEMBER 31, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$15,850	$167	$(248)	$15,769
CMO – residential	2,021	279	(107)	2,193
CMO – commercial	579	-	(256)	323
States, municipalities and political subdivisions	17,239	152	(327)	17,064
U.S. Government	10,137	159	-	10,296
GSE	7,678	145	(5)	7,818
MBS	256	17	-	273
Total fixed maturities	$53,760	$919	$(943)	$53,736

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Common stock	$604	$26	$(20)	$610
Preferred stock with maturities	273	54	-	327
Preferred stock without maturities	2,993	77	(10)	3,060
Total equity securities	$3,870	$157	$(30)	$3,997

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The unrealized gains (losses) on certain preferred stocks with maturities at June 30, 2011 and December 31, 2010 includes $99,000 related to the non-credit related component of other-than-temporary impairment losses recorded in accumulated other comprehensive income in connection with new accounting standards adopted on April 1, 2009

The amortized cost and fair value of fixed maturities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$2,539	$2,563	5%
Due after one year through five years	21,597	22,077	39%
Due after five years through ten years	13,727	14,028	25%
Due after ten years	8,908	8,837	16%
	46,771	47,505	85%

CMO and MBS
15 years	3,155	3,078	6%
20 years	-	-	-%
30 years	5,132	5,148	9%

	$55,058	$55,731	100%

The following tables summarize, for all securities in an unrealized loss position at June 30, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	June 30, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$7,220	$79	$365	$21	$7,585	$100
CMO – residential	-	-	347	91	347	91
CMO – commercial	-	-	294	285	294	285
States, municipalities and political subdivisions	1,897	42	2,432	68	4,329	110
GSE	3,427	22	-	-	3,427	22
Total fixed maturities	$12,544	$143	$3,438	$465	$15,982	$608

EQUITY SECURITIES:

Common stock	$491	$25	$-	$-	$491	$25
Preferred stock with maturities	502	2	-	-	502	2
Preferred stock without maturities	1,440	38	975	20	2,415	58
Total equity securities	$2,433	$65	$975	$20	$3,408	$85

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$6,970	$216	$359	$32	$7,329	$248
CMO – residential	88	16	642	91	730	107
CMO – commercial	-	-	323	256	323	256
States, municipalities and political subdivisions	6,351	189	2,413	138	8,764	327
GSE	544	5	-	-	544	5
Total fixed maturities	$13,953	$426	$3,737	$517	$17,690	$943

EQUITY SECURITIES:

Common stock	$141	$20	$-	$-	$141	$20
Preferred stock without maturities	1,283	10	-	-	1,283	10
Total equity securities	$1,424	$30	$-	$-	$1,424	$30

At June 30, 2011, a total of 14 fixed maturities and 18 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at June 30, 2011, a total of 5 fixed maturities and one equity security were in a continuous unrealized loss position for 12 months or longer.  At December 31, 2010 a total of 20 fixed maturities and 9 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2010, a total of 7 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

Substantially all of the unrealized losses on fixed maturities at June 30, 2011 and December 31, 2010 were attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads.  Spreads have widened in recent years as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

At June 30, 2011, the Company had $1,206,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 73.2% were in CMOs that originated in 2005 or earlier and 26.8% were in CMOs that originated in 2006 or later.  The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase.

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

Balance at December 31, 2010	$99
Additions	-

Balance at June 30, 2011	$99

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

5.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the three months and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net realized investment gains (losses):
Fixed maturities	$101	$134	$103	$302
Common stock	(1)	13	(18)	34
Preferred stock	-	(24)	-	(27)
Net realized investment gains	$100	$123	$85	$309

For the three months and six months ended June 30, 2011, the Company recorded realized gross gains of $200,000 and $291,000, respectively, and gross losses of $100,000 and $206,000, respectively on sales of available-for-sale securities.  For the three months and six months ended June 30, 2010, the Company recorded realized gross gains of $183,000 and $446,000, respectively, and gross losses of $60,000 and $137,000, respectively, on sales of available-for-sale securities.

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

The following tables present our financial assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, respectively (in thousands):

	June 30, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$21,546	$-	$21,546
CMO - residential	-	112	1,249	1,361
CMO – commercial	-	-	294	294
States, municipalities and political
subdivisions	-	14,702	-	14,702
U.S. Government	-	6,958	-	6,958
GSE	-	10,630	-	10,630
MBS - residential	-	240	-	240
Total fixed maturities	-	54,188	1,543	55,731

Equity securities available-for-sale:
Common stock	961	-	-	961
Preferred stock with maturities	340	501	-	841
Preferred stock without maturities	4,542	-	-	4,542
Total equity securities	5,843	501	-	6,344

Total financial assets	$5,843	$54,689	$1,543	$62,075

	December 31, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$15,769	$-	$15,769
CMO - residential	-	634	1,559	2,193
CMO – commercial	-	-	323	323
States, municipalities and political
subdivisions	-	17,064	-	17,064
U.S. Government	-	10,296	-	10,296
GSE	-	7,818	-	7,818
MBS - residential	-	273	-	273
Total fixed maturities	-	51,854	1,882	53,736

Equity securities available-for-sale:
Common stock	610	-	-	610
Preferred stock with maturities	327	-	-	327
Preferred stock without maturities	3,060	-	-	3,060
Total equity securities	3,997	-	-	3,997

Total financial assets	$3,997	$51,854	$1,882	$57,733

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the three months and six months ending June 30, 2011, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category as a result of limited or inactive markets during the first six months of 2011.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category in the first six months of 2011.  The changes in the carrying value of Level 3 assets and liabilities for the three months and six months ended June 30, 2011 are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
	CMOs			CMOs
	Residential	Commercial	Total	Residential	Commercial	Total

Balance, beginning of period	$1,317	$300	$1,617	$1,559	$323	$1,882

Sales of securities	-	-	-	(211)	-	(211)
Repayments of fixed maturities	(32)	-	(32)	(86)	-	(86)
Net realized
investment losses	-	-	-	(20)	-	(20)
Other-than-temporary
impairment losses	(20)	-	(20)	(20)	-	(20)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	(16)	(6)	(22)	27	(29)	(2)

Balance, end of period	$1,249	$294	$1,543	$1,249	$294	$1,543

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the six months ended June 30, 2011 is as follows (in thousands):

Other Intangible
Assets

Balance at December 31, 2010	$1,689
Amortization expense	(391)
Balance at June 30, 2011	$1,298

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $289,000 and $267,000 for the three months ended June 30, 2011 and 2010, respectively, and $576,000 and $579,000 for the six months ended June 30, 2011 and 2010, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

Independence American assumes premiums from IHC subsidiaries, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health and medical stop-loss business written and assumed by Independence American.  Additionally, Risk Solutions markets, underwrites and provides administrative services, and also provides medical management and claims adjudication, for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC.  Risk Solutions records related income, assets and liabilities in connection with that business.  Such related-party information is disclosed on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.  The cost of this coverage is split proportionally between the Company and IHC according to the type of risk and the Company’s portion is recorded in Selling, General and Administrative Expenses.

9.

Share-Based Compensation

Total share-based compensation expense was $9,000 and $19,000 for the three months ended June 30, 2011 and 2010, respectively, and $25,000 and $38,000 for the six months ended June 30, 2011 and 2010, respectively.  Related tax benefits of $3,000 and $7,000 were recognized for the three months ended June 30, 2011 and 2010, respectively, and $9,000 and $13,000 for the six months ended June 30, 2011 and 2010, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2011:

	Outstanding	Exercisable

Number of options	329,511	307,288
Weighted average exercise price per share	$10.51	$10.88
Aggregate intrinsic value of options	$16,001	$5,334
Weighted average contractual term remaining	3.53 years	3.10 years

The Company’s stock option activity for the six months ended June 30, 2011 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2010	359,234	$9.95

Grants	13,334	5.85
Expired	(31,668)	4.50
Exercised	(11,389)	4.17

Balance, June 30, 2011	329,511	$10.51

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the six months ended June 30, 2011 and 2010 was $3.24 and $2.79 per share, respectively.  The assumptions set forth in the table below were used to value the stock options granted during the six months ended June 30, 2011 and 2010:

	June 30,
	2011	2010

Weighted-average risk-free interest rate	2.95%	3.69%
Annual dividend rate per share	$-	$-
Weighted-average volatility factor of the Company's common stock	37.07	45.00
Weighted-average expected term of options	5 years	5 years

Compensation expense of $6,000 and $14,000 was recognized for the three months ended June 30, 2011 and 2010, respectively, and of $18,000 and $28,000 for the six months ended June 30, 2011 and 2010, respectively, for the portion of the fair value of stock options vesting during that period.

As of June 30, 2011, there was approximately $76,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2010 and 2011.  Restricted stock expense was $3,000 and $5,000, for the three months ended June 30, 2011 and 2010, respectively, and $7,000 and $10,000 for the six months ended June 30, 2011 and 2010, respectively.

The following table summarized restricted stock activity for the six months ended June 30, 2011:

		Weighted
	No. of	Average
	Non-vested	Exercise
	Shares	Price

Balance, December 31, 2010	2,500	$6.92

Vested	(2,000)	6.92
Forfeited	(500)	6.92

Balance, June 30, 2011	0	$0

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

The comprehensive income for the three months and six months ended June 30, 2011 and 2010 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$424	$754	$1,481	$1,788
Unrealized holdings gains arising
during the period	873	915	776	1,541
Reclassification adjustment for gains
included in earnings	(100)	(123)	(85)	(309)
Net unrealized gains on certain available-for-
sale securities arising during the period	773	792	691	1,232
Comprehensive income	1,197	1,546	2,172	3,020
Comprehensive income attributable to
non-controlling interests	(287)	(281)	(407)	(472)
Comprehensive income attributable to
American Independence Corp.	$910	$1,265	$1,765	$2,548

Accumulated other comprehensive income at June 30, 2011 and December 31, 2010 includes an adjustment of $99,000 related to the non-credit related component of other-than-temporary impairment losses recorded in connection with new accounting standards adopted on April 1, 2009.  No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption, in the second quarter of 2009, of the new accounting standards related to other-than-temporary impairments.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At June 30, 2011, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $272,800,000 for federal income tax purposes which expire between 2019 and 2029.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending June 30, 2011 and December 31, 2010 are $9,734,000 and $10,250,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at June 30, 2011.

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our medical stop-loss managing general underwriter company, IHC Risk Solutions LLC (“Risk Solutions”), and our two insurance and marketing agencies, Independent Producers of America, LLC (“IPA”) and HealthInsurance.org, LLC (“HIO”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 63% of AMIC's stock as of June 30, 2011.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of additional shares of common stock in the open market.  IHC's senior management has provided direction to us through service agreements between us and IHC.  As of June 30, 2011, a significant source of Independence American’s revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and New York State short-term statutory disability benefit ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, and added dental in 2009.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its products.  With respect to major medical plans for individuals and families, the acquisition of a controlling interest in IPA in 2008, has meaningfully increased the amount of this line of business written by Independence American.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management's assessment of trends in healthcare and in the medical stop-loss market play a significant role in determining whether to expand Independence American's health insurance premiums.  Since Independence American reinsures a portion of all of the business produced by Risk Solutions, and since Risk Solutions is also eligible to earn profit sharing commissions based on the profitability of the business they place, Risk Solutions also emphasizes underwriting profitability.  In addition, management focuses on controlling operating costs.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of June 30, 2011 was $48,984,000.

Managing General Underwriter

Risk Solutions has offices near Hartford, Connecticut and Philadelphia, Pennsylvania, and markets and underwrites employer medical stop-loss and group life primarily for Standard Security Life Insurance Company of New York ("Standard Security Life").  It also writes for four other carriers, including Madison National Life Insurance Company, Inc. ("Madison National Life") and Independence American.  The Company has a 23% interest in Majestic.  Majestic, which is headquartered in Hinsdale, Illinois, is an employer medical stop-loss MGU for Standard Security Life, Madison National Life and another carrier.  The Company accounts for this investment using the equity method of accounting.  IHC owns the remaining 77% of Majestic.

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

The following is a summary of key performance information and events:

The results of operations for the three months and six months ended June 30, 2011 and 2010 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$21,970	$23,785	$43,692	$46,629
Expenses	21,475	22,787	41,645	44,144
Income before income tax	495	998	2,047	2,485
Provision for income taxes	71	244	566	697
Net income	424	754	1,481	1,788
Less: Net income attributable to the non-controlling interest	(287)	(281)	(407)	(472)
Net income attributable to American Independence Corp.	$137	$473	$1,074	$1,316

•

The book value of the Company’s stockholders’ equity increased to $11.02 per share at June 30, 2011 compared to $10.82 per share at December 31, 2010.

•

Net income per share decreased to $.02 per share, diluted, or $0.1 million, for the three months ended June 30, 2011, compared to $.06 per share, diluted, or $0.5 million for the three months ended June 30, 2010.  Net income per share decreased to $.13 per share, diluted, or $1.1 million, for the six months ended June 30, 2011, compared to $.16 per share, diluted, or $1.3 million for the six months ended June 30, 2010.

•

At June 30, 2011, 98.5% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.4% and 4.0% for the six months ended June 30, 2011 and 2010, respectively.  The lower yield is due to a decrease in investments in higher yield collateralized mortgage obligations and lower yields on corporate and U.S. Government securities.

•

Premiums earned decreased 6% to $35.4 million for the six months ended June 30, 2011 compared to $37.8 million for the six months ended June 30, 2010, primarily due to lower assumed medical stop-loss premiums and lower group major medical premiums written.

•

For the six months ended June 30, 2011 and 2010, Independence American wrote $6.8 million and $7.0 million, respectively, of individual health business produced by our marketing organization IPA.

•

For the six months ended June 30, 2011, Risk Solutions and our Agencies generated revenues of $7.2 million compared to $7.4 million for the six months ended June 30, 2010 due to a decreased amount of business as a result of market conditions.

•

Underwriting experience, as indicated by GAAP Combined Ratios on our three lines of business for the three months and six months ended June 30, 2011 and 2010, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Premiums Earned	$9,317	$10,564	$18,499	$20,074
Insurance Benefits Claims and Reserves	6,424	8,017	12,804	15,435
Profit Commission Expense (Recovery)	249	(114)	696	(288)
Expenses	2,548	2,916	5,052	5,581

Loss Ratio(A)	68.9%	75.9%	69.2%	76.9%
Profit Commission Expense Ratio (B)	2.7%	-1.1%	3.8%	-1.4%
Expense Ratio (C)	27.3%	27.6%	27.3%	27.8%
Combined Ratio (D)	98.9%	102.4%	100.3%	103.3%

▪ Fully Insured Health	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Premiums Earned	$7,630	$8,054	$15,456	$16,159
Insurance Benefits Claims and Reserves	6,090	5,545	10,265	10,032
Profit Commission Expense (Recovery)	(514)	(9)	(561)	344
Expenses	1,852	1,952	3,863	3,859

Loss Ratio(A)	79.8%	68.8%	66.4%	62.1%
Profit Commission Expense Ratio (B)	-6.7%	-0.1%	-3.6%	2.1%
Expense Ratio (C)	24.3%	24.2%	25.0%	23.9%
Combined Ratio (D)	97.4%	92.9%	87.8%	88.1%

▪ DBL	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Premiums Earned	$719	$788	$1,480	$1,584
Insurance Benefits Claims and Reserves	404	451	897	864
Expenses	222	189	471	450

Loss Ratio(A)	56.2%	57.2%	60.6%	54.5%
Expense Ratio (C)	30.9%	24.0%	31.8%	28.4%
Combined Ratio (D)	87.1%	81.2%	92.4%	82.9%

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

•

The Company recorded improvement in the loss ratio in the medical stop-loss line of business, partially offset by an increase in the expense ratio due to profit sharing on one program that was significantly better for the three months and six months ended June 30, 2011.

•

The Company recorded a higher loss ratio in the fully insured health line of business offset by lower profit commissions for the three months and six months ended June 30, 2011 due to one fully insured managing general underwriter experiencing extraordinarily high claims in this quarter.

•

The Company experienced a higher combined loss ratio for DBL for the three months and six months ended June 30, 2011 as a result of higher expenses and lower premiums due to a premium rate reduction mandated by the State of New York.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2010.  Management has identified the accounting policies related to Insurance Reserves, Premium and MGU Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2010.  During the six months ended June 30, 2011, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2010 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2011, Compared to the Three Months Ended June 30, 2010.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$9,317	-	360	6,424	2,760	37	$456
Fully Insured Health	7,630	-	132	6,090	1,213	125	334
DBL	719	-	16	404	222	-	109
Total Independence
American	17,666	-	508	12,918	4,195	162	899
MGU and
Agencies	-	3,668	36	-	3,621	55	28
Corporate	-	-	12	-	524	-	(512)
Subtotal	$17,666	3,668	556	12,918	8,340	217	415

Net realized investment gains							100
Other-than-temporary impairment losses							(20)
Income before income taxes							495
Income taxes							(71)
Net income							424
Less: Net income attributable to the non-controlling interest							(287)
Net income attributable to American Independence Corp.							$137

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$10,564	-	448	8,017	2,766	36	$193
Fully Insured Health	8,054	-	137	5,545	1,817	126	703
DBL	788	-	20	451	189	-	168
Total Independence
American	19,406	-	605	14,013	4,772	162	1,064
MGU and
Agencies	-	3,624	54	-	3,288	56	334
Corporate	-	-	2	-	496	-	(494)
Subtotal	$19,406	3,624	661	14,013	8,556	218	904

Net realized investment gains							123
Other-than-temporary impairment losses							(29)
Income before income taxes							998
Income taxes							(244)
Net income							754
Less: Net income attributable to the non-controlling interest							(281)
Net income attributable to American Independence Corp.							$473

Premiums Earned.  Premiums earned decreased 9%, or $1,740,000 from 2010 to 2011.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business decreased $1,247,000.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($2,073,000), offset by an increase in medical stop-loss premiums written by Independence American ($826,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, and individual health decreased $424,000.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($605,000) and a decrease in group major medical premiums assumed from IHC ($159,000), offset by an increase in hospital indemnity premiums written by Independence American ($198,000).  Premiums relating to DBL decreased $69,000 primarily due to a premium rate reduction mandated by the State of New York.  For the three months ended June 30, 2011, Independence American assumed 10% of IHC’s short-term medical business, approximately 10% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 20% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income decreased $32,000 from 2010 to 2011.  MGU fee income-administration increased $54,000 to $1,260,000 for 2011, compared to $1,206,000 for 2010.  MGU fee income-profit commission increased $106,000 to $369,000 for 2011, compared to $263,000 for 2010.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2011 are based on business written during portions of 2008, 2009 and 2010.  In 2011, income from our Agencies consisted of commission income and other fees of $1,420,000 from IPA and revenue of $534,000 from HIO.  In 2010, income from our Agencies consisted of commission income and other fees of $1,502,000 from IPA and revenue of $644,000 from HIO.

Net Investment Income.  Net investment income decreased $105,000 from 2010 to 2011.  The investment yields were 3.4% for the three months ended June 30, 2011 and 4.3% for the three months ended June 30, 2010.  The lower yield is due to a decrease in investments in higher yield collateralized mortgage obligations and lower yields on corporate and U.S. Government securities.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $100,000 for the three months ended June 30, 2011, compared to a gain of $123,000 for the three months ended June 30, 2010.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the three months ended June 30, 2011 and 2010, the Company recorded $20,000 and $29,000, respectively, of other-than-temporary-impairment losses.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income increased $76,000 from 2010 to 2011 due to consulting fees earned by Risk Solutions for the three months ended June 30, 2011.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 8%, or $1,095,000 from 2010 to 2011.  The decrease is primarily comprised of a decrease in assumed medical stop-loss of $1,837,000 due to lower earned premiums and improved loss ratios, a decrease in assumed fully insured of $81,000 due to lower premiums written and lower loss ratios, offset by an increase in direct group major medical of $437,000 due to higher paid claims, an increase of $245,000 in direct medical stop-loss due to higher premiums, and an increase in direct individual health of $117,000 due to higher loss ratios.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $216,000 from 2010 to 2011.  This decrease is primarily due to (i) a decrease in commission and brokerage expense of $455,000 at Independence American primarily due to lower assumed medical stop-loss premiums written, (ii) lower expenses at IPA of $185,000 primarily due to lower agent commission expense, (iii) lower profit commission expense of $142,000 incurred by Independence American, which resulted, in large part, from an increase in direct individual health and direct group major medical loss ratios, (iv) offset by higher expenses at Risk Solutions of $465,000 primarily due to the formation of IIG in January 2011.

Amortization and Depreciation.  Amortization and depreciation expense decreased $1,000 from 2010 to 2011.

Income Taxes.  The provision for income taxes decreased $173,000 to $71,000, an effective rate of 34.1%, for the three months ended June 30, 2011, compared to $244,000, an effective rate of 34.0%, for the three months ended June 30, 2010.  Net income for the three months ended June 30, 2011 and 2010 includes a non-cash provision for federal income taxes of $52,000 and $218,000, respectively.  The state tax effective rate increased to 11.1% for the three months ended June 30, 2011, compared to 2.0% for the three months ended June 30, 2010.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will increase relative to a decrease in Independence American’s pre-tax income or an increase in MGU pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $6,000 from 2010 to 2011.  The net income for the three months ended June 30, 2011 and 2010 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased to $137,000, or $.02 per share, diluted, for the three months ended June 30, 2011, compared to $473,000, or $.06 per share, diluted, for the three months ended June 30, 2010.

Results of Operations for the Six Months Ended June 30, 2011, Compared to the Six Months Ended June 30, 2010.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$18,499	-	736	12,804	5,675	73	$683
Fully Insured Health	15,456	-	243	10,265	3,051	251	2,132
DBL	1,480	-	34	897	471	-	146
Total Independence
American	35,435	-	1,013	23,966	9,197	324	2,961
MGU and
Agencies	-	7,077	77	-	7,147	107	(100)
Corporate	-	-	25	-	904	-	(879)
Subtotal	$35,435	7,077	1,115	23,966	17,248	431	1,982

Net realized investment gains							85
Other-than-temporary impairment losses							(20)
Income before income taxes							2,047
Income taxes							(566)
Net income							1,481
Less: Net income attributable to the non-controlling interest							(407)
Net income attributable to American Independence Corp.							$1,074

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$20,074	-	857	15,435	5,220	73	$203
Fully Insured Health	16,159	-	261	10,032	3,952	251	2,185
DBL	1,584	-	38	864	450	-	308
Total Independence
American	37,817	-	1,156	26,331	9,622	324	2,696
MGU and
Agencies	-	7,257	117	-	6,850	107	417
Corporate	-	-	2	-	910	-	(908)
Subtotal	$37,817	7,257	1,275	23,331	17,382	431	2,205

Net realized investment gains							309
Other-than-temporary impairment losses							(29)
Income before income taxes							2,485
Income taxes							(697)
Net income							1,788
Less: Net income attributable to the non-controlling interest							(472)
Net income attributable to American Independence Corp.							$1,316

Premiums Earned.  Premiums earned decreased 6%, or $2,382,000 from 2010 to 2011.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business decreased $1,575,000.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($2,907,000), offset by an increase in medical stop-loss premiums written by Independence American ($1,332,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, and individual health decreased $703,000.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($999,000) and a decrease in fully insured premiums assumed from IHC ($122,000), offset by an increase in hospital indemnity premiums written by Independence American ($357,000).  Premiums relating to DBL decreased $104,000 primarily due to a premium rate reduction mandated by the State of New York.  For the six months ended June 30, 2011, Independence American assumed 10% of IHC’s short-term medical business, approximately 10% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 20% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

MGU and Agency Income.  MGU and agency income decreased $363,000 from 2010 to 2011.  MGU fee income-administration increased $75,000 to $2,507,000 for 2011, compared to $2,432,000 for 2010.  MGU fee income-profit commission increased $114,000 to $638,000 for 2011, compared to $524,000 for 2010.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2011 are based on business written during portions of 2008, 2009 and 2010.  In 2011, income from our Agencies consisted of commission income and other fees of $2,690,000 from IPA and revenue of $1,064,000 from HIO.  In 2010, income from our Agencies consisted of commission income and other fees of $3,065,000 from IPA and revenue of $1,241,000 from HIO.

Net Investment Income.  Net investment income decreased $160,000 from 2010 to 2011.  The investment yields were 3.4% for the six months ended June 30, 2011 and 4.0% for the six months ended June 30, 2010.  The lower yield is due to a decrease in investments in higher yield collateralized mortgage obligations and lower yields on corporate and U.S. Government securities.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $85,000 for the six months ended June 30, 2011, compared to a gain of $309,000 for the six months ended June 30, 2010.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the six months ended June 30, 2011 and 2010, the Company recorded $20,000 and $29,000, respectively, of other-than-temporary-impairment losses.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income increased $183,000 from 2010 to 2011 due to consulting fees earned by Risk Solutions for the six months ended June 30, 2011.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 9%, or $2,365,000 from 2010 to 2011.  The decrease is primarily comprised of a decrease in assumed medical stop-loss of $2,500,000 due to lower earned premiums and improved loss ratios, a decrease in assumed fully insured of $192,000 due to lower premiums written and lower loss ratios, a decrease in direct individual health of $146,000 due to improved loss ratios, and a decrease of $131,000 in direct medical stop-loss due to lower loss ratios, offset by an increase in direct group major medical of $425,000 due to higher paid claims.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $134,000 from 2010 to 2011.  This decrease is primarily due to (i) a decrease in commission and brokerage expense of $610,000 at Independence American primarily due to lower assumed medical stop-loss premiums written, (ii) lower expenses at IPA of $527,000 primarily due to lower agent commission expense, (iii) offset by higher expenses at Risk Solutions of $727,000 primarily due to the formation of IIG in January 2011, (iv) higher profit commission expense of $79,000 incurred by Independence American, which resulted, in large part, from an increase in direct medical stop-loss premiums offset by a decrease in direct individual health due to lower premiums written and a decrease in direct group major medical due to higher loss ratios.

Amortization and Depreciation.  Amortization and depreciation expense was unchanged from 2010 to 2011.

Income Taxes.  The provision for income taxes decreased $131,000 to $566,000, an effective rate of 34.5%, for the six months ended June 30, 2011, compared to $697,000, an effective rate of 34.6%, for the six months ended June 30, 2010.  Net income for the six months ended June 30, 2011 and 2010 includes a non-cash provision for federal income taxes of $516,000 and $640,000, respectively.  The state tax effective rate increased to 2.1% for the six months ended June 30, 2011, compared to 1.5% for the six months ended June 30, 2010.  As compared to our MGUs, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will increase relative to a decrease in Independence American’s pre-tax income or an increase in MGU pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $65,000 from 2010 to 2011.  The net income for the six months ended June 30, 2011 and 2010 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased to $1,074,000, or $.13 per share, diluted, for the six months ended June 30, 2011, compared to $1,316,000, or $.16 per share, diluted, for the six months ended June 30, 2010.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the six months ended June 30, 2011, our MGUs and Agencies paid $450,000 in dividends to Corporate.

Cash Flows

As of June 30, 2011, the Company had $66,440,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $65,801,000 as of December 31, 2010.

Net cash used by operating activities of continuing operations for the six months ended June 30, 2011 was $4,000.  Net cash used by investing activities of continuing operations for the six months ended June 30, 2011 was $1,318,000.

As of June 30, 2011, the Company had $5,391,000 of restricted cash at Risk Solutions.  This amount is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $5,391,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

As of June 30, 2011, the Company had $25,351,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $1,913,000 to $65,100,000 during the six months ended June 30, 2011 from $63,187,000 at December 31, 2010, primarily due to the purchase of additional fixed maturity and equity securities and an increase in unrealized gains on fixed maturity securities, offset by sales of securities purchased under agreements to resell.

The Company had receivables from reinsurers of $10,332,000 at June 30, 2011.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at June 30, 2011

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	June 30,	December 31,
	2011	2010

Medical Stop-Loss	$18,601	$18,078
Fully Insured Health	6,152	6,272
DBL	598	648

	$25,351	$24,998

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

The $1,838,000 increase in AMIC’s stockholders' equity in the first six months of 2011 is primarily due to net income of $1,074,000 and a $691,000 increase in net unrealized gains on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized gains on available-for-sale securities totaled $794,000 at June 30, 2011.  Approximately 98.5% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At June 30, 2011, approximately 1.5% (or $848,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at June 30, 2011.

At June 30, 2011, the Company had $1,206,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 73.2% were in CMOs that originated in 2005 or earlier and 26.8% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the six months ended June 30, 2011 and 2010, the Company recorded realized losses for other-than-temporary impairments of $20,000 and $29,000, respectively.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2011 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$91	$-	$285	$376

Total	$-	$91	$-	$285	$376

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2011.  In 2011, the Company experienced an increase in net unrealized gains of $691,000 which increased stockholders' equity by $691,000 (reflecting net unrealized gains of $794,000 at June 30, 2011 compared to net unrealized gains of $103,000 at December 31, 2010).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

OUTLOOK

For 2011, we will continue to emphasize:

•

Creating operating efficiencies as a result of merging four of our stop-loss subsidiaries and rebranded the enterprise as IHC Risk Solutions (“IHCRS”).  IHCRS has combined operations with two MGUs owned by IHC to form one functional unit.  This consolidation significantly enhances our operational efficiencies, allows us to be more focused on our underwriting results and combine the regional knowledge of our owned MGUs in order to deliver medical stop-loss on a direct basis.  We believe that medical stop-loss business written in 2011 will be quite profitable due to: (i) the underwriting and sales discipline resulting from the consolidation of IHCRS; (ii) the 18.5% average rate increases achieved by IHCRS on renewal business through June, 2011; (iii) reduction in run-in out from poorly performing non-owned programs that we reinsured which have been cancelled; and (iv) a hardening of the market.  In addition we will retain more risk on our business as a result of our increased capital base, which will increase our net retained premiums and our future profits starting next year.

•

Continuing to improve the profitability of our Medical Stop-Loss business, while organically growing the block at IHCRS.

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

•

Continuing the improved profitability of our fully insured health business by monitoring compliance with the corrective actions taken in 2009 and 2010 on this line.  Although fully insured experienced a higher loss ratio due to one managing general underwriter experiencing extraordinarily high claims in this quarter, we do not currently believe that this represents a trend and do not expect this high level of claims to reoccur in the remainder of the year.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2011 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2010 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the second quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In June 2010, the Board of Directors of AMIC authorized the repurchase of up to 200,000 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of June 30, 2011, 188,268 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended June 30, 2011.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	August 10, 2011

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	August 10, 2011