Form 10-Q
period 2011-09-30
AMERICAN INDEPENDENCE CORP
filed 2011-11-10
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2011
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [X]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2011
Common stock, $0.01 par value	8,523,702 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2011	December 31,
ASSETS:	(Unaudited)	2010
Investments:
Securities purchased under agreements to resell	$3,703	$6,716
Fixed maturities available-for-sale, at fair value	55,917	53,736
Equity securities available-for-sale, at fair value	6,001	3,997

Total investments	65,621	64,449

Cash and cash equivalents	3,001	2,614
Restricted cash ($3,629 and $2,562, respectively, restricted by related parties)	5,728	4,194
Accrued investment income	503	429
Premiums receivable ($3,489 and $4,157, respectively, due from related parties)	8,204	10,065
Net deferred tax asset	9,283	10,250
Due from reinsurers ($6,196 and $5,300, respectively, due from related parties)	10,335	9,155
Goodwill	23,561	23,561
Intangible assets	1,102	1,689
Accrued fee income ($966 and $541, respectively, due from related parties)	1,129	1,233
Due from securities brokers	42	65
Other assets ($50 and $0, respectively, due from related parties)	6,728	5,161

TOTAL ASSETS	$135,237	$132,865

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($12,037 and $13,440, respectively, due to related parties)	$25,202	$24,998
Premium and claim funds payable ($3,629 and $2,562, respectively,
due to related parties)	5,728	4,194
Commission payable ($2,028 and $2,404, respectively, due to related parties)	3,332	4,181
Accounts payable, accruals and other liabilities ($894 and $357, respectively,
due to related parties)	3,664	3,557
State income taxes payable	450	351
Due to securities brokers	165	1,327
Due to reinsurers ($183 and $162, respectively, due to related parties)	1,772	2,080

Total liabilities	40,313	40,688

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,523,702 and 8,508,591 shares outstanding, respectively	92	92
Additional paid-in capital	479,484	479,910
Accumulated other comprehensive income	1,352	103
Treasury stock, at cost, 658,091 and 673,202 shares, respectively	(7,797)	(7,976)
Accumulated deficit	(378,207)	(380,069)
Total American Independence Corp. stockholders’ equity	94,924	92,060
Non-controlling interest in subsidiaries	-	117
Total equity	94,924	92,177
TOTAL LIABILITIES AND EQUITY	$135,237	$132,865

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
REVENUES:
Premiums earned ($8,406, $8,268, $24,118 and
$26,079, respectively, from related parties)	$19,138	$17,833	$54,573	$55,650
Fee and agency income ($1,090, $1,081, $3,603
and $4,029, respectively, from related parties)	2,906	3,183	9,805	10,445
Net investment income	615	612	1,730	1,887
Net realized investment gains	238	136	323	445
Other-than-temporary impairment losses	-	-	(20)	(29)
Other income (loss)	72	35	250	30
	22,969	21,799	66,661	68,428

EXPENSES
Insurance benefits, claims and reserves ($4,860, $5,827,
$14,526 and $16,828, respectively, from related parties)	12,150	11,808	36,116	38,139
Selling, general and administrative expenses ($3,071, $3,002,
$8,954 and $9,057, respectively, from related parties)	9,099	8,584	26,347	25,966
Amortization and depreciation	214	215	645	646
	21,463	20,607	63,108	64,751

Income before income tax	1,506	1,192	3,553	3,677
Provision for income taxes	443	324	1,009	1,021

Net income	1,063	868	2,544	2,656
Less: Net income attributable to the non-controlling interest	(150)	(245)	(557)	(717)

Net income attributable to American Independence Corp.	$913	$623	$1,987	$1,939

Basic income per common share:
Basic income per common share attributable to
American Independence Corp. common stockholders	$.11	$.07	$.23	$.23

Weighted-average shares outstanding	8,524	8,512	8,518	8,509

Diluted income per common share:
Diluted income per common share attributable to
American Independence Corp. common stockholders	$.11	$.07	$.23	$.23

Weighted-average diluted shares outstanding	8,524	8,512	8,518	8,509

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

Nine Months Ended September 30, 2011

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2010	$92	$479,910	$103	$(7,976)	$(380,069)	$92,060	$117	$92,177

Net income					1,987	1,987	557	2,544
Net change in unrealized gains
on certain available-for-sale securities			1,249			1,249	-	1,249
Total comprehensive income						3,236	557	3,793

Exercise of stock options				161	(104)	57	-	57
Other stock issuances		(10)		18	(8)	-
Dividends paid to non-controlling interest							(687)	(687)
Other		(450)			(13)	(463)	13	(450)
Share-based compensation expense		34				34	-	34

BALANCE AT SEPTEMBER 30, 2011	$92	$479,484	$1,352	$(7,797)	$(378,207)	$94,924	$-	$94,924

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,544	$2,656
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(323)	(445)
Other-than-temporary impairment losses	20	29
Amortization and depreciation	645	646
Equity (income) loss	(13)	29
Deferred tax expense	1,068	1,053
Non-cash stock compensation expense	34	57
Change in operating assets and liabilities:
Change in insurance reserves	204	(2,910)
Change in net amounts due from and to reinsurers	(1,488)	855
Change in accrued fee income	104	(360)
Change in premiums receivable	1,861	802
Change in income taxes	(67)	(66)
Change in other assets and other liabilities	(2,818)	(1,589)

Net cash provided by operating activities of continuing operations	1,771	757
Net cash used by operating activities of discontinued operations	-	(93)
Net cash provided by operating activities	1,771	664

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(1,139)	(884)
Net sales of securities under resale and repurchase agreements	3,013	1,020
Sales of and principal repayments on fixed maturities	20,842	26,095
Maturities and other repayments of fixed maturities	3,150	7,754
Purchases of fixed maturities	(24,501)	(37,342)
Sales of equity securities	5,973	6,408
Purchases of equity securities	(8,329)	(5,519)
IPA acquisition of non-controlling interest	(450)	-

Net cash used by investing activities	(1,441)	(2,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	57	45
Repurchase of common stock	-	(60)

Net cash provided (used) by financing activities	57	(15)

Increase (decrease) in cash and cash equivalents	387	(1,819)
Cash and cash equivalents, beginning of period	2,614	4,073
Cash and cash equivalents, end of period	$3,001	$2,254

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$6	$7

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical-stop insurance for self-insured employer groups, IHC Risk Solutions LLC (“Risk Solutions”); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; e) our 79% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization.  After the end of the first quarter of 2011, the Company consolidated its wholly owned subsidiaries, IHC Risk Solutions – RAS (formerly known as Risk Assessment Strategies, Inc. ("RAS")), IHC Risk Solutions – IIG (“IIG”), and IHC Risk Solutions, Inc. (“RSI”), formerly known as Excess Claims Administrators, Inc into IHC Risk Solutions – Marlton (formerly known as Marlton Risk Group LLC ("Marlton")) and changed the name of the merged entity to IHC Risk Solutions LLC (“Risk Solutions”).  During 2011, AMIC owned another managing general underwriter, IndependenceCare Underwriting Services – Minneapolis, L.L.C. ("IndependenceCare"), which was put into runoff prior the end of 2009.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 76% of AMIC's stock as of September 30, 2011.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), and fully insured health.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The condensed consolidated results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be anticipated for the entire year.

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

Recently Issued Accounting Standards Not Yet Adopted

In September 2011, the FASB issued guidance related to evaluating goodwill for impairment.  The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test.  Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance.  An entity may begin or resume performing the qualitative assessment in any subsequent period.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

(D)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The Company has evaluated all such events occurring subsequent to the balance sheet date herein of September 30, 2011.  The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Condensed Consolidated

Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three month and nine month periods ended September 30, 2011.  The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Restricted stock and common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  For the three months and nine months ended September 30, 2011 and 2010, shares from the assumed dilution due to the exercise of common stock options and vesting of restricted stock using the treasury stock method were deemed anti-dilutive.

3.

Fee and Agency Income

The Company records fee income as corresponding policy premiums are earned.  Risk Solutions is compensated in two ways.  Risk Solutions earns fee income based on the volume of business produced for marketing, underwriting and administrative services that they provide for their carriers (“fee income–administration”), and earns profit-sharing commissions if such business exceeds certain profitability benchmarks (“fee income–profit commissions”). Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where claim development patterns can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of Risk Solutions attaining certain profitability thresholds and could vary greatly from quarter to quarter.  Agency income consists of commissions, fees and lead revenue earned by our Agencies.

Fee and Agency income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Agency income	$1,573	$1,987	$5,327	$6,293
Fee income–administration	1,269	1,006	3,776	3,438
Fee income– profit commissions	64	190	702	714

	$2,906	$3,183	$9,805	$10,445

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	SEPTEMBER 30, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$23,757	$554	$(33)	$24,278
Collateralized mortgage obligations (CMO) –
residential	2,023	176	(83)	2,116
CMO – commercial	579	-	(362)	217
States, municipalities and political subdivisions	11,551	612	(5)	12,158
U.S. Government	5,981	314	-	6,295
Government sponsored enterprise (GSE)	10,373	300	(37)	10,636
Agency mortgage backed pass
through securities (MBS)	202	15	-	217
Total fixed maturities	$54,466	$1,971	$(520)	$55,917

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Common stock	$1,354	$7	$(126)	$1,235
Preferred stock with maturities	1,271	41	(10)	1,302
Preferred stock without maturities	3,475	62	(73)	3,464
Total equity securities	$6,100	$110	$(209)	$6,001

	DECEMBER 31, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$15,850	$167	$(248)	$15,769
CMO – residential	2,021	279	(107)	2,193
CMO – commercial	579	-	(256)	323
States, municipalities and political subdivisions	17,239	152	(327)	17,064
U.S. Government	10,137	159	-	10,296
GSE	7,678	145	(5)	7,818
MBS	256	17	-	273
Total fixed maturities	$53,760	$919	$(943)	$53,736

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Common stock	$604	$26	$(20)	$610
Preferred stock with maturities	273	54	-	327
Preferred stock without maturities	2,993	77	(10)	3,060
Total equity securities	$3,870	$157	$(30)	$3,997

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The unrealized gains (losses) on certain preferred stocks with maturities at September 30, 2011 and December 31, 2010 includes $99,000 related to the non-credit related component of other-than-temporary impairment losses recorded in accumulated other comprehensive income in connection with new accounting standards adopted on April 1, 2009

The amortized cost and fair value of fixed maturities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$2,532	$2,555	5%
Due after one year through five years	18,856	19,538	35%
Due after five years through ten years	17,042	17,571	31%
Due after ten years	7,062	7,399	13%
	45,492	47,063	84%

CMO and MBS
15 years	2,804	2,550	5%
20 years	-	-	-%
30 years	6,170	6,304	11%

	$54,466	$55,917	100%

The following tables summarize, for all securities in an unrealized loss position at September 30, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	September 30, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$1,607	$29	$376	$4	$1,983	$33
CMO – residential	81	4	359	79	440	83
CMO – commercial	-	-	217	362	217	362
States, municipalities and political subdivisions	-	-	479	5	479	5
GSE	3,943	27	531	10	4,474	37
Total fixed maturities	$5,631	$60	$1,962	$460	$7,593	$520

EQUITY SECURITIES:

Common stock	$1,057	$126	$-	$-	$1,057	$126
Preferred stock with maturities	987	10	-	-	987	10
Preferred stock without maturities	1,470	8	430	65	1,900	73
Total equity securities	$3,514	$144	$430	$65	$3,944	$209

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$6,970	$216	$359	$32	$7,329	$248
CMO – residential	88	16	642	91	730	107
CMO – commercial	-	-	323	256	323	256
States, municipalities and political subdivisions	6,351	189	2,413	138	8,764	327
GSE	544	5	-	-	544	5
Total fixed maturities	$13,953	$426	$3,737	$517	$17,690	$943

EQUITY SECURITIES:

Common stock	$141	$20	$-	$-	$141	$20
Preferred stock without maturities	1,283	10	-	-	1,283	10
Total equity securities	$1,424	$30	$-	$-	$1,424	$30

At September 30, 2011, a total of 6 fixed maturities and 18 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at September 30, 2011, a total of 5 fixed maturities and one equity security were in a continuous unrealized loss position for 12 months or longer.  At December 31, 2010 a total of 20 fixed maturities and 9 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2010, a total of 7 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

Substantially all of the unrealized losses on fixed maturities at September 30, 2011 and December 31, 2010 were attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads.  Spreads have widened in recent years as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

At September 30, 2011, the Company had $809,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 70.5% were in CMOs that originated in 2005 or earlier and 29.5% were in CMOs that originated in 2006 or later.  The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase.

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

Balance at December 31, 2010	$99
Additions	-

Balance at September 30, 2011	$99

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

5.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the three months and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net realized investment gains (losses):
Fixed maturities	$347	$160	$450	$462
Common stock	(103)	(27)	(121)	7
Preferred stock	(6)	3	(6)	(24)
Net realized investment gains	$238	$136	$323	$445

For the three months and nine months ended September 30, 2011, the Company recorded realized gross gains of $332,000 and $623,000, respectively, and gross losses of $94,000 and $300,000, respectively on sales of available-for-sale securities.  For the three months and nine months ended September 30, 2010, the Company recorded realized gross gains of $225,000 and $671,000, respectively, and gross losses of $89,000 and $226,000, respectively, on sales of available-for-sale securities.

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

The following tables present our financial assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, respectively (in thousands):

	September 30, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$24,278	$-	$24,278
CMO - residential	-	1,165	951	2,116
CMO – commercial	-	-	217	217
States, municipalities and political
subdivisions	-	12,158	-	12,158
U.S. Government	-	6,295	-	6,295
GSE	-	10,636	-	10,636
MBS - residential	-	217	-	217
Total fixed maturities	-	54,749	1,168	55,917

Equity securities available-for-sale:
Common stock	1,235	-	-	1,235
Preferred stock with maturities	314	988	-	1,302
Preferred stock without maturities	3,464	-	-	3,464
Total equity securities	5,013	988	-	6,001

Total financial assets	$5,013	$55,737	$1,168	$61,918

	December 31, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$15,769	$-	$15,769
CMO - residential	-	634	1,559	2,193
CMO – commercial	-	-	323	323
States, municipalities and political
subdivisions	-	17,064	-	17,064
U.S. Government	-	10,296	-	10,296
GSE	-	7,818	-	7,818
MBS - residential	-	273	-	273
Total fixed maturities	-	51,854	1,882	53,736

Equity securities available-for-sale:
Common stock	610	-	-	610
Preferred stock with maturities	327	-	-	327
Preferred stock without maturities	3,060	-	-	3,060
Total equity securities	3,997	-	-	3,997

Total financial assets	$3,997	$51,854	$1,882	$57,733

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the three months and nine months ending September 30, 2011, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category as a result of limited or inactive markets during the first nine months of 2011.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category in the first nine months of 2011.  The changes in the carrying value of Level 3 assets and liabilities for the three months and nine months ended September 30, 2011 are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	CMOs			CMOs
	Residential	Commercial	Total	Residential	Commercial	Total

Balance, beginning of period	$1,249	$294	$1,543	$1,559	$323	$1,882

Sales of securities	(240)	-	(240)	(451)	-	(451)
Repayments of fixed maturities	(28)	-	(28)	(114)	-	(114)
Net realized
investment gains	77	-	77	57	-	57
Other-than-temporary
impairment losses	-	-	-	(20)	-	(20)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	(107)	(77)	(184)	(80)	(106)	(186)

Balance, end of period	$951	$217	$1,168	$951	$217	$1,168

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the nine months ended September 30, 2011 is as follows (in thousands):

Other Intangible
Assets

Balance at December 31, 2010	$1,689
Amortization expense	(587)
Balance at September 30, 2011	$1,102

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $281,000 and $277,000 for the three months ended September 30, 2011 and 2010, respectively, and $857,000 and $856,000 for the nine months ended September 30, 2011 and 2010, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

9.

Share-Based Compensation

Total share-based compensation expense was $9,000 and $19,000 for the three months ended September 30, 2011 and 2010, respectively, and $34,000 and $57,000 for the nine months ended September 30, 2011 and 2010, respectively.  Related tax benefits of $3,000 and $7,000 were recognized for the three months ended September 30, 2011 and 2010, respectively, and $12,000 and $20,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2011:

	Outstanding	Exercisable

Number of options	333,956	306,177
Weighted average exercise price per share	$10.43	$10.90
Aggregate intrinsic value of options	$2,000	$400
Weighted average contractual term remaining	3.37 years	2.83 years

The Company’s stock option activity for the nine months ended September 30, 2011 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2010	359,234	$9.95

Grants	20,001	5.52
Expired	(31,668)	4.50
Exercised	(13,611)	4.24

Balance, September 30, 2011	333,956	$10.43

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the nine months ended September 30, 2011 and 2010 was $3.02 and $2.79 per share, respectively.  The assumptions set forth in the table below were used to value the stock options granted during the nine months ended September 30, 2011 and 2010:

	September 30,
	2011	2010

Weighted-average risk-free interest rate	3.11%	3.69%
Annual dividend rate per share	$-	$-
Weighted-average volatility factor of the Company's common stock	36.89	45.00
Weighted-average expected term of options	5 years	5 years

Compensation expense of $9,000 and $14,000 was recognized for the three months ended September 30, 2011 and 2010, respectively, and of $27,000 and $43,000 for the nine months ended September 30, 2011 and 2010, respectively, for the portion of the fair value of stock options vesting during that period.

As of September 30, 2011, there was approximately $88,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2010 and 2011.  Restricted stock expense was $0 and $4,000, for the three months ended September 30, 2011 and 2010, respectively, and $7,000 and $14,000 for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarized restricted stock activity for the nine months ended September 30, 2011:

		Weighted
	No. of	Average
	Non-vested	Exercise
	Shares	Price

Balance, December 31, 2010	2,500	$6.92

Vested	(2,000)	6.92
Forfeited	(500)	6.92

Balance, September 30, 2011	0	$0

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

The comprehensive income for the three months and nine months ended September 30, 2011 and 2010 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$1,063	$868	$2,544	$2,656
Unrealized holdings gains arising
during the period	796	1,507	1,572	3,048
Reclassification adjustment for gains
included in earnings	(238)	(136)	(323)	(445)
Net unrealized gains on certain available-for-
sale securities arising during the period	558	1,371	1,249	2,603
Comprehensive income	1,621	2,239	3,793	5,259
Comprehensive income attributable to
non-controlling interests	(150)	(245)	(557)	(717)
Comprehensive income attributable to
American Independence Corp.	$1,471	$1,994	$3,236	$4,542

Accumulated other comprehensive income at September 30, 2011 and December 31, 2010 includes an adjustment of $99,000 related to the non-credit related component of other-than-temporary impairment losses recorded in connection with new accounting standards adopted on April 1, 2009.  No losses for other-than-temporary impairments were recognized in other comprehensive income since the adoption, in the second quarter of 2009, of the new accounting standards related to other-than-temporary impairments.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At September 30, 2011, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $272,000,000 for federal income tax purposes which expire between 2019 and 2029.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending September 30, 2011 and December 31, 2010 are $9,283,000 and $10,250,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at September 30, 2011.

12.

Acquisition

In the third quarter of 2011, the Company acquired an additional 28% ownership interest in IPA from non-controlling interests for cash consideration of $450,000, thereby increasing its ownership in IPA to 79% at September 30, 2011.  As a result of this transaction, the Company recorded a $450,000 credit to additional paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the non-controlling interests which was zero at September 30, 2011.

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our full service direct writer of medical-stop insurance for self-insured employer groups, IHC Risk Solutions LLC (“Risk Solutions”), and our two insurance and marketing agencies, Independent Producers of America, LLC (“IPA”) and HealthInsurance.org, LLC (“HIO”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 76% of AMIC's stock as of September 30, 2011.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of additional shares of common stock in the open market.  IHC's senior management has provided direction to us through service agreements between us and IHC.  As of September 30, 2011, a significant source of Independence American’s revenue was reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and New York State short-term statutory disability benefit ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, and added dental in 2009.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its products.  With respect to major medical plans for individuals and families, the acquisition of a controlling interest in IPA in 2008, has meaningfully increased the amount of this line of business written by Independence American.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of September 30, 2011 was $50,409,000.

Risk Solutions

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

Agencies

The Company has a 51% interest in HIO which is headquartered in Minneapolis, Minnesota.  HIO is an insurance and marketing agency through its well-established internet domain address: www.healthinsurance.org.  This domain generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  The Company has a 79% interest in IPA which is headquartered in Tampa, Florida.  IPA is a national, career agent marketing organization which operates under a controlled career agent distribution model in which independent producers sell products approved by IPA and AMIC.  The Company increased its ownership interest in IPA from 51% to 79% on September 30, 2011 (see Note 12 of Notes to Condensed Consolidated Financial Statements).

The following is a summary of key performance information and events:

The results of operations for the three months and nine months ended September 30, 2011 and 2010 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$22,969	$21,799	$66,661	$68,428
Expenses	21,463	20,607	63,108	64,751
Income before income tax	1,506	1,192	3,553	3,677
Provision for income taxes	443	324	1,009	1,021
Net income	1,063	868	2,544	2,656
Less: Net income attributable to the non-controlling interest	(150)	(245)	(557)	(717)
Net income attributable to American Independence Corp.	$913	$623	$1,987	$1,939

•

The book value of the Company’s stockholders’ equity increased to $11.14 per share at September 30, 2011 compared to $10.82 per share at December 31, 2010.

•

Net income per share increased to $.11 per share, diluted, or $0.9 million, for the three months ended September 30, 2011, compared to $.07 per share, diluted, or $0.6 million for the three months ended September 30, 2010.  Net income per share increased to $.23 per share, diluted, or $2.0 million, for the nine months ended September 30, 2011, compared to $.23 per share, diluted, or $1.9 million for the nine months ended September 30, 2010.

•

At September 30, 2011, 98.4% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.5% and 4.0% for the nine months ended September 30, 2011 and 2010, respectively.  The lower yield is primarily due to a decrease in investments in higher yield collateralized mortgage obligations and lower yields on corporate securities.

•

Premiums earned decreased 2% to $54.6 million for the nine months ended September 30, 2011 compared to $55.7 million for the nine months ended September 30, 2010, primarily due to lower assumed medical stop-loss premiums and lower direct group major medical premiums written, offset by higher direct medical stop-loss premiums and higher direct individual health premiums written.

•

For the nine months ended September 30, 2011 and 2010, Independence American wrote $10.1 million and $10.5 million, respectively, of individual health business produced by our marketing organization IPA.

•

For the nine months ended September 30, 2011, Risk Solutions and our Agencies generated revenues of $10.2 million compared to $10.7 million for the nine months ended September 30, 2010 due to a decreased amount of business as a result of market conditions.

•

Underwriting experience, as indicated by GAAP Combined Ratios on our three lines of business for the three months and nine months ended September 30, 2011 and 2010, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Premiums Earned	$10,458	$9,610	$28,957	$29,684
Insurance Benefits Claims and Reserves	6,448	6,623	19,252	22,058
Profit Commission Expense (Recovery)	301	264	997	(24)
Expenses	2,824	2,654	7,876	8,235

Loss Ratio(A)	61.7%	68.9%	66.5%	74.3%
Profit Commission Expense Ratio (B)	2.9%	2.8%	3.4%	-0.1%
Expense Ratio (C)	27.0%	27.6%	27.2%	27.8%
Combined Ratio (D)	91.6%	99.3%	97.1%	102.0%

▪ Fully Insured Health	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Premiums Earned	$7,946	$7,399	$23,402	$23,558
Insurance Benefits Claims and Reserves	5,204	4,672	15,469	14,704
Profit Commission Expense (Recovery)	(9)	116	(570)	460
Expenses	1,997	1,859	5,860	5,719

Loss Ratio(A)	66.5%	63.1%	66.1%	62.4%
Profit Commission Expense Ratio (B)	-0.1%	1.6%	-2.4%	1.9%
Expense Ratio (C)	25.1%	25.1%	25.0%	24.3%
Combined Ratio (D)	90.5%	89.8%	88.7%	88.6%

▪ DBL	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Premiums Earned	$734	$824	$2,214	$2,408
Insurance Benefits Claims and Reserves	498	513	1,395	1,377
Expenses	218	264	689	714

Loss Ratio(A)	67.8%	62.3%	63.0%	57.2%
Expense Ratio (C)	29.7%	32.0%	31.1%	29.7%
Combined Ratio (D)	97.5%	94.3%	94.1%	86.9%

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

•

The Company recorded a decrease in the loss ratio in the medical stop-loss line of business for the three months and nine months ended September 30, 2011 due to improved profitability of both direct and assumed business.  The medical stop-loss results for the third quarter of 2011 have begun to show improved profit margins primarily as a result of business written in 2010 performing better than that written in the comparable period of 2009, and the run-out of poorly performing business by non-owned managing general underwriters (“MGUs”) which were previously cancelled.

•

The Company experienced a higher combined loss ratio for DBL for the three months and nine months ended September 30, 2011 as a result of lower premiums due to a premium rate reduction mandated by the State of New York.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2010.  Management has identified the accounting policies related to Insurance Reserves, Premium and Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2010.  During the nine months ended September 30, 2011, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2010 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2011, Compared to the Three Months Ended September 30, 2010.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$10,458	-	391	6,448	3,088	37	$1,276
Fully Insured Health	7,946	-	143	5,204	1,863	125	897
DBL	734	-	19	498	218	-	37
Total Independence
American	19,138	-	553	12,150	5,169	162	2,210
Risk Solutions
And Agencies	-	2,978	52	-	3,391	52	(413)
Corporate	-	-	10	-	539	-	(529)
Subtotal	$19,138	2,978	615	12,150	9,099	214	1,268

Net realized investment gains							238
Income before income taxes							1,506
Income taxes							(443)
Net income							1,063
Less: Net income attributable to the non-controlling interest							(150)
Net income attributable to American Independence Corp.							$913

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$9,610	-	416	6,623	2,881	37	$485
Fully Insured Health	7,399	-	103	4,672	1,850	125	855
DBL	824	-	17	513	264	-	64
Total Independence
American	17,833	-	536	11,808	4,995	162	1,404
Risk Solutions
and Agencies	-	3,218	68	-	3,191	53	42
Corporate	-	-	8	-	398	-	(390)
Subtotal	$17,833	3,218	612	11,808	8,584	215	1,056

Net realized investment gains							136
Income before income taxes							1,192
Income taxes							(324)
Net income							868
Less: Net income attributable to the non-controlling interest							(245)
Net income attributable to American Independence Corp.							$623

Premiums Earned.  Premiums earned increased 7%, or $1,305,000 from 2010 to 2011.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $848,000.  This is due to an increase in medical stop-loss premiums assumed by Independence American ($292,000) and an increase in medical stop-loss premiums written by Independence American ($556,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, and individual health increased $547,000.  The increase is primarily due to an increase in individual health premiums written by Independence American ($524,000) and an increase in hospital indemnity premiums written by Independence American ($166,000), offset by a decrease in group major medical premiums assumed from IHC ($137,000).  Premiums relating to DBL decreased $90,000 primarily due to a premium rate reduction mandated by the State of New York.  For the three months ended September 30, 2011, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 20% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income decreased $277,000 from 2010 to 2011.  Risk Solutions fee income-administration increased $263,000 to $1,269,000 for 2011, compared to $1,006,000 for 2010.  Risk Solutions fee income-profit commission decreased $126,000 to $64,000 for 2011, compared to $190,000 for 2010 due to a reduction in premiums written by Risk

Solutions.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2011 are based on business written during portions of 2008, 2009 and 2010.  In 2011, income from our Agencies consisted of commission income and other fees of $950,000 from IPA and revenue of $623,000 from HIO.  In 2010, income from our Agencies consisted of commission income and other fees of $1,458,000 from IPA and revenue of $529,000 from HIO.

Net Investment Income.  Net investment income increased $3,000 from 2010 to 2011.  The investment yields were 3.8% for the three months ended September 30, 2011 and September 30, 2010.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $238,000 for the three months ended September 30, 2011, compared to a gain of $136,000 for the three months ended September 30, 2010.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $37,000 from 2010 to 2011 due to consulting fees earned by Risk Solutions for the three months ended September 30, 2011.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 3%, or $342,000 from 2010 to 2011.  The increase is primarily comprised of an increase in direct individual health of $686,000 due to higher loss ratios and an increase in direct group major medical of $257,000 due to higher paid claims, offset by a decrease in assumed fully insured of $502,000 due to lower premiums written and lower loss ratios and a decrease in assumed medical stop-loss of $107,000 due to lower earned premiums and improved loss ratios.

Selling, General and Administrative.  Selling, general and administrative expenses increased $515,000 from 2010 to 2011.  This increase is primarily due to (i) higher expenses at Risk Solutions of $314,000 primarily due to the formation of IIG in January 2011, (ii) higher commission and brokerage expense of $125,000 at Independence American primarily due to higher assumed medical stop-loss premiums, (iii) higher underwriting expense of $75,000 at Independence American due primarily to higher actuarial expenses, (iv) higher administration expense of $63,000 at Independence American due to higher fees in direct medical stop-loss, direct individual health, and direct hospital indemnity due to higher premiums written, (v) offset by lower expenses at IPA of $201,000 primarily due to lower agent commission expense.

Amortization and Depreciation.  Amortization and depreciation expense decreased $1,000 from 2010 to 2011.

Income Taxes.  The provision for income taxes increased $119,000 to $443,000, an effective rate of 32.7%, for the three months ended September 30, 2011, compared to $324,000, an effective rate of 34.2%, for the three months ended September 30, 2010.  Net income for the three months ended September 30, 2011 and 2010 includes a non-cash provision for federal income taxes of $451,000 and $314,000, respectively.  The state tax effective rate decreased to (1.8%) for the three months ended September 30, 2011, compared to (0.1%) for the three months ended September 30, 2010.  As compared to Risk Solutions, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American’s pre-tax income or a decrease in Risk Solutions’ pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $95,000 from 2010 to 2011.  The net income for the three months ended September 30, 2011 and 2010 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $913,000, or $.11 per share, diluted, for the three months ended September 30, 2011, compared to $623,000, or $.07 per share, diluted, for the three months ended September 30, 2010.

Results of Operations for the Nine Months Ended September 30, 2011, Compared to the Nine Months Ended September 30, 2010.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$28,957	-	1,127	19,252	8,763	110	$1,959
Fully Insured Health	23,402	-	386	15,469	4,914	376	3,029
DBL	2,214	-	53	1,395	689	-	183
Total Independence
American	54,573	-	1,566	36,116	14,366	486	5,171
Risk Solutions
and Agencies	-	10,055	129	-	10,538	159	(513)
Corporate	-	-	35	-	1,443	-	(1,408)
Subtotal	$54,573	10,055	1,730	36,116	26,347	645	3,250

Net realized investment gains							323
Other-than-temporary impairment losses							(20)
Income before income taxes							3,553
Income taxes							(1,009)
Net income							2,544
Less: Net income attributable to the non-controlling interest							(557)
Net income attributable to American Independence Corp.							$1,987

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$29,684	-	1,273	22,058	8,101	110	$688
Fully Insured Health	23,558	-	365	14,704	5,803	376	3,040
DBL	2,408	-	55	1,377	714	-	372
Total Independence
American	55,650	-	1,693	38,139	14,618	486	4,100
Risk Solutions
and Agencies	-	10,475	184	-	10,040	160	459
Corporate	-	-	10	-	1,308	-	(1,298)
Subtotal	$55,650	10,475	1,887	38,139	25,966	646	3,261

Net realized investment gains							445
Other-than-temporary impairment losses							(29)
Income before income taxes							3,677
Income taxes							(1,021)
Net income							2,656
Less: Net income attributable to the non-controlling interest							(717)
Net income attributable to American Independence Corp.							$1,939

Premiums Earned.  Premiums earned decreased 2%, or $1,077,000 from 2010 to 2011.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business decreased $727,000.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($2,615,000), offset by an increase in medical stop-loss premiums written by Independence American ($1,887,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, and individual health decreased $156,000.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($1,048,000) and a decrease in fully insured premiums assumed from IHC ($231,000), offset by an increase in hospital indemnity premiums ($524,000) and individual health premiums ($454,000) written by Independence American.  Premiums relating to DBL decreased $194,000 primarily due to a premium rate reduction mandated by the State of New York.  For the nine months ended September 30, 2011, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 20% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income decreased $640,000 from 2010 to 2011.  Risk Solutions fee income-

administration increased $338,000 to $3,776,000 for 2011, compared to $3,438,000 for 2010.  Risk Solutions fee income-profit commission decreased $12,000 to $702,000 for 2011, compared to $714,000 for 2010.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2011 are based on business written during portions of 2008, 2009 and 2010.  In 2011, income from our Agencies consisted of commission income and other fees of $3,639,000 from IPA and revenue of $1,688,000 from HIO.  In 2010, income from our Agencies consisted of commission income and other fees of $4,523,000 from IPA and revenue of $1,770,000 from HIO.

Net Investment Income.  Net investment income decreased $157,000 from 2010 to 2011.  The investment yields were 3.5% for the nine months ended September 30, 2011 and 4.0% for the nine months ended September 30, 2010.  The lower yield is primarily due to a decrease in investments in higher yield collateralized mortgage obligations and lower yields on corporate securities.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $323,000 for the nine months ended September 30, 2011, compared to a gain of $445,000 for the nine months ended September 30, 2010.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the nine months ended September 30, 2011 and 2010, the Company recorded $20,000 and $29,000, respectively, of other-than-temporary-impairment losses.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income increased $220,000 from 2010 to 2011 due to consulting fees earned by Risk Solutions for the nine months ended September 30, 2011.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 5%, or $2,023,000 from 2010 to 2011.  The decrease is primarily comprised of a decrease in assumed medical stop-loss of $2,607,000 due to lower earned premiums and improved loss ratios, a decrease in assumed fully insured of $695,000 due to lower premiums written and lower loss ratios, and a decrease of $199,000 in direct medical stop-loss due to lower loss ratios, offset by an increase in direct group major medical of $683,000 due to higher paid claims and an increase in direct individual health of $539,000 due to higher premiums.

Selling, General and Administrative.  Selling, general and administrative expenses increased $381,000 from 2010 to 2011.  This increase is primarily due to (i) higher expenses at Risk Solutions of $1,041,000 primarily due to the formation of IIG in January 2011, (ii) higher expenses at HIO of $184,000 due to higher referral fees, (iii) higher underwriting expenses of $153,000 at Independence American due primarily to higher actuarial expenses, (iv) offset by lower expenses at IPA of $728,000 primarily due to lower agent commission expense, (v) a decrease in commission and brokerage expense of $485,000 at Independence American primarily due to lower assumed medical stop-loss premiums written.

Amortization and Depreciation.  Amortization and depreciation expense decreased $1,000 from 2010 to 2011.

Income Taxes.  The provision for income taxes decreased $12,000 to $1,009,000, an effective rate of 33.7%, for the nine months ended September 30, 2011, compared to $1,021,000, an effective rate of 34.5%, for the nine months ended September 30, 2010.  Net income for the nine months ended September 30, 2011 and 2010 includes a non-cash provision for federal income taxes of $967,000 and $954,000, respectively.  The state tax effective rate decreased to 0.3% for the nine months ended September 30, 2011, compared to 1.0% for the nine months ended September 30, 2010.  As compared to Risk Solutions, Independence American pays a nominal amount of state income tax; therefore, the Company’s state tax effective rate will decrease relative to an increase in Independence American’s pre-tax income or a decrease in Risk Solutions’ pre-tax income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $160,000 from 2010 to 2011.  The net income for the nine months ended September 30, 2011 and 2010 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $1,987,000, or $.23 per share, diluted, for the nine months ended September 30, 2011, compared to $1,939,000, or $.23 per share, diluted, for the nine months ended September 30, 2010.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the nine months ended September 30, 2011, our Agencies and Risk Solutions paid $685,000 in dividends to Corporate.

Cash Flows

As of September 30, 2011, the Company had $68,499,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $65,801,000 as of December 31, 2010.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2011 was $1,771,000.  Net cash used by investing activities of continuing operations for the nine months ended Septemer 30, 2011 was $1,441,000.

As of September 30, 2011, the Company had $5,728,000 of restricted cash at Risk Solutions.  This amount is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $5,728,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

As of September 30, 2011, the Company had $25,202,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $2,311,000 to $65,498,000 during the nine months ended September 30, 2011 from $63,187,000 at December 31, 2010, primarily due to the purchase of additional fixed maturity and equity securities and an increase in unrealized gains on fixed maturity securities, offset by sales of securities purchased under agreements to resell.

The Company had receivables from reinsurers of $10,335,000 at September 30, 2011.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at September 30, 2011

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	September 30,	December 31,
	2011	2010

Medical Stop-Loss	$18,110	$18,078
Fully Insured Health	6,472	6,272
DBL	620	648

	$25,202	$24,998

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

The $2,864,000 increase in AMIC’s stockholders' equity in the first nine months of 2011 is primarily due to net income of $1,987,000 and a $1,249,000 increase in net unrealized gains on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized gains on available-for-sale securities totaled $1,352,000 at September 30, 2011.  Approximately 98.4% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At September 30, 2011, approximately 1.6% (or $894,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at September 30, 2011.

At September 30, 2011, the Company had $809,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 70.5% were in CMOs that originated in 2005 or earlier and 29.5% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the nine months ended September 30, 2011 and 2010, the Company recorded realized losses for other-than-temporary impairments of $20,000 and $29,000, respectively.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2011 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Equity Securities	$19	$-	$-	$-	$19
Fixed maturities	-	-	-	362	362

Total	$19	$-	$-	$362	$381

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2011.  In 2011, the Company experienced an increase in net unrealized gains of $1,249,000 which increased stockholders' equity by $1,249,000 (reflecting net unrealized gains of $1,352,000 at September 30, 2011 compared to net unrealized gains of $103,000 at December 31, 2010).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

OUTLOOK

For 2011, we will continue to emphasize:

•

Creating operating efficiencies as a result of merging four of our stop-loss subsidiaries and rebranded the enterprise as IHC Risk Solutions (“IHCRS”).  IHCRS has combined operations with two MGUs owned by IHC to form one functional unit.  This consolidation significantly enhances our operational efficiencies, allows us to be more focused on our underwriting results and combine the regional knowledge of our owned MGUs in order to deliver medical stop-loss on a direct basis.  The medical stop-loss results for the third quarter of 2011 have begun to show improved profit margins primarily as a result of business written in 2010 performing better than that written in the comparable period of 2009.  In addition, we expect that business written in 2011 will be quite profitable due to: (i) the underwriting and sales discipline resulting from the consolidation of IHCRS; (ii) approximately 17% average rate increases achieved by IHCRS on renewal business through September, 2011; and (iii) reduction in run-out from poorly performing non-owned programs that we reinsured which have been cancelled.  In addition we will retain more risk on our business as a result of our increased capital base, which will increase our net retained premiums and our future profits starting next year.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2011 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2010 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the third quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In June 2010, the Board of Directors of AMIC authorized the repurchase of up to 200,000 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of September 30, 2011, 188,268 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended September 30, 2011.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer and President	Date:	November 10, 2011

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	November 10, 2011