Form 10-K
period 2011-12-31
AMERICAN INDEPENDENCE CORP
filed 2012-03-15
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOE THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

[   ] Yes

        [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes[X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [X] Yes            [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [   ]      Accelerated filer [   ]

Non-accelerated filer [X]

Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes

        [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2011 was $17,717,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

Outstanding at March 15, 2012

Common Stock, $0.01 par value

8,272,332

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2012 annual meeting of stockholders to be held in June 2012 are incorporated by reference in response to Part III of this Report.

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

We provide specialized health coverage and related services to commercial customers and individuals.  We focus on niche health products and/or narrowly defined distribution channels in the United States.  Our wholly owned subsidiary, Independence American Insurance Company ("Independence American"), markets its products through IHC Risk Solutions, LLC (“Risk Solutions”) and agency subsidiaries and through independent brokers, producers and agents.

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

Pet insurance

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

Risk Solutions is a full-service direct writer of medical stop-loss insurance for self-insured employer groups.  After the end of the first quarter of 2011, the Company consolidated its wholly owned subsidiaries, Risk Assessment Strategies, Inc. ("RAS"), IHC Risk Solutions – IIG (“IIG”), and IHC Risk Solutions, Inc. (“RSI”) (formerly known as Excess Claims Administrators, Inc.) into Voorhees Risk Management LLC (formerly known as Marlton Risk Group LLC) and changed the name of Voorhees Risk Management, LLC, the surviving entity, to IHC Risk Solutions LLC (“Risk Solutions”).  Risk Solutions markets, underwrites, collects premiums, administers and processes claims, and performs medical management services.  AMIC also has a 23% minority investment in Majestic Underwriters LLC ("Majestic"), which transferred its stop-loss block and employees to Risk Solutions as of January 1, 2012 in exchange for fee income based on the business transferred.  Independence Holding Company owns the remaining 77% interest in Majestic.

Risk Solutions has offices near Hartford, Connecticut and Philadelphia, Pennsylvania, and markets and underwrites employer medical stop-loss and group life primarily for Standard Security Life Insurance Company of New York ("Standard Security Life").  It also writes, to a much lesser extent, for four other carriers, including Madison National Life Insurance Company, Inc. ("Madison National Life") and Independence American.  Independence Holding Company and its subsidiaries including, among others, Standard Security Life and Madison National Life are collectively referred to as "IHC".  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of additional shares of common stock in the open market.  IHC owned 78.5% of AMIC’s outstanding stock as of December 31, 2011.  AMIC also has a 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency, and a 89.6% ownership in Independent Producers of America, LLC (“IPA”), a national, career agent marketing organization.  The Company increased its ownership interest in IPA from 51% to 79% at September 30, 2011, and from 79% to 89.6% at December 31, 2011 (see Note 20 of Notes to Consolidated Financial Statements).  HIO and IPA are collectively referred to as “our Agencies”.

Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, added dental in 2009, and pet insurance in 2011.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its medical stop-loss and pet insurance products, and slightly increase the business written on its paper, especially major medical plans for individuals and families.

In addition, AMIC expects that the number of insurance leads produced by HIO will continue to grow and that the revenue from HIO will continue to accelerate.  When AMIC acquired 51% of HIO in November, 2007, it was producing approximately 20,000 unique visitors per month.  HIO now produces nearly 100,000 unique visitors per month.  HIO also launched the Medicare Resource Center and began generating unique visitors and a small, but growing amount of revenue as baby boomers increasingly use the internet to purchase Medicare-related products.

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

This stop-loss coverage is available on either a "specific" or a "specific and aggregate" or an “aggregate only” basis.  Specific stop-loss coverage reimburses employers for large claims incurred by an individual employee or dependent.  When an employee’s or dependents' covered claims exceed the specific stop-loss deductible, covered amounts in excess of the deductible are reimbursable to the employer under the specific stop-loss policy.  The specific stop-loss deductible is selected based on the number of covered employees, the employer's capacity to assume some of the risk, and the medical claim experience of the plan. Aggregate stop-loss coverage protects the employer against fluctuations due to claim frequency.  The employer's overall claim liability is limited to a certain dollar amount, often referred to as the attachment point.  An aggregate stop-loss policy usually provides reimbursement when coverage claims for the plan as a whole exceed the aggregate attachment point.

Standard Security Life and Independence American (and to a much lesser extent Madison National Life) market employer medical stop-loss insurance nationally on a direct basis through Risk Solutions and indirectly through a few select independent managing general underwriters ("MGUs"), which are non-salaried contractors that receive administrative fees.  MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by Standard Security Life and Independence American, billing and collecting premiums from the employers, paying commissions to agents, and third-party administrators ("TPAs") and/or brokers.  Standard Security Life and Independence American are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves.

Fully Insured Health

Independence American writes fully insured health business, including consumer-driven health plans ("CDHPs").  These plans are offered primarily as preferred provider organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment. In 2011, Independence American wrote approximately $10.6 million of this business in the small employer market and retained 100% of the risk, subject to a contractual undertaking by the producer of this business to share in 35% of all profits and losses.  Independence American expects a decrease in premium from this line of business in 2012.  In 2011, Independence American wrote approximately $13.1 million of health plans for individuals and families through IPA and ceded up to 50% to a third-party reinsurer.  AMIC anticipates a decline in this line of business in 2012 through this production source.  However, AMIC anticipates modest growth in assumed reinsurance premiums produced by IPA from health plans for individuals and families written by Standard Security Life and Madison National Life.  In addition, in late 2010 Independence American began to make available limited and scheduled benefit plans through IPA.  It wrote approximately $1.1 million of this business in 2011.  Short-term medical business is designed specifically for people with short-term needs for health coverage.  Independence American is licensed to write this product in the vast majority of states, and will continue to seek alternative distribution channels that would give it an opportunity to write this business on its paper.  Independence American expects modest growth in short-term medical business in 2012.

Short-term Statutory Disability

Independence American reinsures 20% of Standard Security Life's short-term statutory disability benefit product in New York State ("DBL").  All companies with more than one employee in New York State are required to provide DBL insurance for their employees.  DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability.  Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  The DBL business is marketed primarily through independent general agents.  Independence American expects the reinsurance premium from this line of business to remain steady in 2012.

Pet Insurance

Independence American writes pet insurance through Pets Best, a marketing and administrative company in Boise, ID that was established in 2005.  During 2012, Independence American and Pets Best will begin to renew more than $20 million of premium that has been underwritten by another insurance company.  It is believed to be the 4th largest writer of pet insurance.  Pets Best plans are marketed to dog and cat owners through veterinary offices, independent marketing organizations, its nationwide call center, and increasingly, direct to consumer through www.petsbest.com.  According to Package Facts (a leading publisher of market research in the food, beverage, consumer packaged goods, and demographic sectors), at November 2010, the pet insurance industry in the US is estimated at $365 million as of 2010, up 21% from 2009.  The market size for 2014 is forecasted to reach $753 million, a compound annual growth rate of over 20%.

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

During 2011, 58% of Independence American’s premiums earned were derived from assumed reinsurance premiums, compared to 61% in 2010.  In 2011, 66% of this premium was related to medical stop-loss business, 27% was related to fully insured health business, and 7% was related to DBL.  Of the medical stop-loss premiums, 69% was generated from pro rata reinsurance treaties with Standard Security Life and Madison National Life pursuant to which they cede, at treaty renewals, at least 15%, and may cede up to 30%, of their gross medical stop-loss premiums written to Independence American under most of IHC’s medical stop-loss programs.  For 2011, Standard Security Life and Madison National Life ceded, on average, approximately 20% of their medical stop-loss business to Independence American.  The reinsurance treaties between Independence American and Standard Security Life and Independence American and Madison National Life terminate December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life, which is domiciled in New York, is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin, is licensed to sell insurance products in 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands, and is an accredited reinsurer in New York.  Both companies are rated A- (Excellent) by A.M. Best.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers on other programs.  For 2011, Independence American received between 10% and 25% of the premium on these unaffiliated programs.  The Company's strategic plan is to continue to expand the fully insured health (particularly in pet insurance) and medical stop-loss business written by Independence American.

Federal Net Operating Loss Carryforwards

At December 31, 2011, AMIC had consolidated net operating loss (“NOL”) carryforwards of approximately $275 million for federal income tax purposes.  Some or all of the NOL carryforwards may be available to offset, for federal income tax purposes, the future taxable income, if any, of AMIC as described in more detail in Note 14 of the Notes to Consolidated Financial Statements.  The Internal Revenue Service ("IRS") is currently auditing the Company’s 2009 consolidated income tax return.  The IRS has previously audited the Company’s 2003 and 2004 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.

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

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's board of directors.  As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents.  At December 31, 2011, 98.6% of the fixed maturities were investment grade.  The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

Competition and Regulation

Independence American competes with many larger insurance and reinsurance companies and managed care organizations.  Risk Solutions competes with many other managing general underwriters, insurance companies, and MCOs.

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

The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk−based capital. The risk−based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention.  The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital.  Companies that do not meet certain minimum standards require specified corrective action.  At December 31, 2011, Independence American's total adjusted capital was significantly in excess of the authorized control level risk−based capital.

Discontinued Operations

Prior to becoming an insurance holding company in November 2002, the Company (then known as SoftNet Systems, Inc.) was a holding company principally engaged in providing Internet services.  Due to difficult and deteriorating conditions in that market, the Company wound down those businesses.

Employees

The Company and its subsidiaries, collectively, had 50 employees as of December 31, 2011.

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

Our industry is highly regulated and changes in regulations affecting our businesses may reduce our profitability and limit our growth.

Our insurance subsidiaries are subject to state insurance laws and regulated by the insurance departments of the various states in which they are domiciled and licensed, which, among other things, conduct periodic examination of insurance companies.  State laws grant insurance regulatory authorities broad administrative powers with respect to various aspects of our insurance businesses, including:

•	licensing companies and agents to transact business and regulating their respective conduct in the market;

•	requiring certain methods of accounting and prescribing the form and content of records of financial condition required to be filed;

•	calculating the value of assets to determine compliance with statutory requirements;

•	establishing statutory capital and reserve requirements, such as for unearned premiums and losses;

•	regulating certain premium rates and requiring deposits for the benefit of policyholders;

•	establishing maximum interest rates on insurance policy loans;

•

establishing standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners (NAIC) and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

•	mandating certain insurance benefits and restricting the size of risks insurable under a single policy;

•	regulating unfair trade and claims practices, including the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	approving changes in control of insurance companies;

•	restricting transactions between insurance companies and their affiliates, including the payment of dividends to affiliates; and

•	regulating the nature or types, concentration or amounts, quality and valuation of investments.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010 by President Obama, created a Federal Insurance Office. While the office will not directly regulate domestic insurance business, it is tasked with studying the potential efficiency and consequences of federal insurance regulation. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”).  While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulations promulgated by the CFPB may extend its authority more broadly to cover certain insurance products and thereby may adversely affect our results of operations. Additionally, federal legislation and administrative policies in other areas can significantly and adversely affect insurance companies, including general financial services regulation, securities regulation, privacy regulation, tort reform legislation, and taxation.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business.

Federal health care reform and financial reform may adversely affect our business, cash flows, financial condition and results of operations.

Although health insurance is generally regulated at the state level, recent legislative actions were taken at the federal level that impose added restrictions on our business.  The Patient Protection and Affordable Care Act (“PPACA”) was signed into law by President Obama in March 2010.  Provisions of the PPACA and related reforms have and will become effective at various dates over the next several years and will make sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry.  Although we cannot predict or quantify the precise effects of the PPACA on our business, the effects on our Company will include, in particular, a requirement that we pay rebates to customers if the loss ratios for some of our products lines are less than specified percentages; the need to reduce commissions and the consequent risk that insurance producers may sell less of our products than they have in the past; a prohibition from imposing any pre-existing condition exclusion; limits on our ability to rescind coverage except for intentional fraud; increased costs to modify and/or sell our products; intensified competitive pressures that limit our ability to increase rates due to state insurance exchanges; significant risk of customer loss; new and higher taxes and fees to generate the revenues to implement the PPACA; and the need to operate with a lower expense structure at both the business segment and enterprise level.

The consequences of these significant coverage expansions on the sales of our products are unknown and speculative at this point.  A number of state governors have strenuously opposed certain of the PPACA'’s provisions, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the U.S. Supreme Court. The U.S. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety. We expect that the PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products.

We will continue to monitor the implementation of PPACA and reassess our business strategies accordingly.  We have made, and are continuing to make, significant changes to our operations, products and strategy to adapt to the new environment.  However, if our plans for operating in the new environment are unsuccessful or if there is less demand than we expect for our products in the new environment, our results could be adversely affected.

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

In particular, at December 31, 2011, fixed maturities represented $57.4 million or 89% of our total investments of $64.3 million.  The fair market value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.  For mortgage−backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2011, approximately 98.6% of the fixed maturities were investment grade, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Goodwill represented $23.6 million of our $132.8 million in total assets as of December 31, 2011.  We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Changes in state regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.

Some states have imposed time limits for the payment of uncontested covered claims and require health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain unfair payment practices. If we were unable, for any reason, to comply with these requirements, it could result in substantial costs to us and could materially adversely affect our results of operations and financial condition.

In addition, a number of states are contemplating significant reform of their health insurance markets affecting both public programs and privately financed health insurance arrangements.  State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have an adverse effect on our business.

We cannot predict what impact, if any, the results of these studies or other such proposals, if enacted, may have on our financial condition, results of operations and cash flows.

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

•

Failure of MGUs to adhere to underwriting guidelines as required by us in our MGU agreements.

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

We may experience periods with excess underwriting capacity and unfavorable premium rates because the  insurance and reinsurance business is historically cyclical, which could cause our results to fluctuate.

The insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable premium levels. An increase in premium levels is often, over time, offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease.  Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material adverse effect on our results of operations and cash flows.

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

Our agreements with our producers (including Risk Solutions) require that each producer follow underwriting guidelines published by us and amended from time to time.  Failure to follow these guidelines may result in termination or modification of the agreement. We perform periodic audits to confirm adherence to the guidelines, but it is possible that we would not detect a breach in the guidelines for some time after the infraction, which could result in a material impact on the Net Loss Ratio (defined as insurance benefits, claims and reserves divided by the difference between premiums earned and underwriting expenses) for that producer and could have an adverse impact on our operating results.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended liability for claims and coverage may emerge. These changing conditions may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for a significant period after a contract is issued, and our financial position and results of operations may be materially adversely affected.

If we fail to comply with extensive state and federal regulations, we will be subject to penalties, which may include fines and suspension and which may adversely affect our results of operations and financial condition.

A large portion of our business depends on our compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities have broad discretion to grant, renew, revoke or deny licenses and approvals.  In some instances, we follow practices based on our interpretations of regulations, or interpretations that we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities.  If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our insurance-related activities or otherwise penalize us. That type of action could have a material adverse effect on our business. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business.

Legal and regulatory investigations and actions are increasingly common in the insurance business and may result in financial losses and harm our reputation.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits and individual lawsuits relating, among other things, to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, interest crediting practices, denial or delay of benefits and breaches of fiduciary or other duties to customers.  Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time.  We are also subject to various regulatory inquiries, such as information requests, subpoenas, market conduct exams and books and record examinations, from state and federal regulators and other authorities, which may result in fines, recommendations for corrective action or other regulatory actions.  Even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business.

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

Independence American currently reinsures 20% of Standard Security Life’s short-term statutory disability benefit product, but Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Together with Madison National Life, Standard Security Life has ceded approximately 9% of the majority of their fully insured health business lines to Independence American, but neither Standard Security Life nor Madison National Life are contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  Further, Standard Security Life and Madison National Life ceded approximately 20%, on average, of their medical stop-loss business to Independence American in 2011, but are not contractually obligated to cede amounts in excess of 15%.  Risk Solutions is a significant producer of medical stop-loss business for IHC, producing 46% of total IHC stop-loss premium in 2011.

Failures elsewhere in the insurance industry could obligate us to pay assessments through guaranty associations.

Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. When an insurance company becomes insolvent, state insurance guaranty associations have the right to assess other insurance companies doing business in their state for funds to pay obligations to policyholders of the insolvent company, up to the state-specific limit of coverage. The total amount of the assessment is based on the number of insured residents in each state, and each company’s portion is based on its proportionate share of premium volume in the relevant lines of business. The future failure of a large life or health insurer could trigger assessments which we would be obligated to pay. Further, amounts for historical insolvencies may be assessed over many years, and there can be significant uncertainty around the total obligation for a given insolvency. Existing liabilities may not be sufficient to fund the ultimate obligations of a historical insolvency, and we may be required to increase our liability, which could have an adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Risk Solutions leases 6,200 square feet of office space in Marlton, New Jersey, which expires on June 30, 2016.  Risk Solutions also leases 4,200 square feet of office space in South Windsor, Connecticut, which expires on February 28, 2014.

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

Mine Safety Disclosures

None

PART II

Item 5.

 Market for the Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

Since November 15, 2002, American Independence Corp. (“AMIC or the “Company”) common stock has been listed and traded on the NASDAQ Stock Market ("NASDAQ") under the symbol "AMIC".  The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by NASDAQ.

Quarter Ended:	High	Low
December 31, 2011	$5.21	$3.40
September 30, 2011	$6.20	$4.74
June 30, 2011	$6.20	$4.48
March 31, 2011	$5.25	$4.82

Quarter Ended:	High	Low
December 31, 2010	$5.63	$4.44
September 30, 2010	$5.54	$4.36
June 30, 2010	$6.29	$4.60
March 31, 2010	$6.55	$4.16

Holders of Record

At February 28, 2012, there were 73 record holders of the Company's common stock.  The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.  The closing price for the Company's common stock at December 31, 2011 was $3.87.

Our ability to utilize our federal NOL carrryforwards would be substantially reduced if AMIC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code.  AMIC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year '"testing period" by "5% stockholders".  In order to reduce the risk of an ownership change, in November 2002, AMIC's stockholders approved an amendment to its certificate of incorporation restricting transfers of shares of its common stock that could result in the imposition of limitations on the use, for federal, state and city income tax purposes, of AMIC's NOL carryforwards and certain federal income tax credits.  The certificate of incorporation generally restricts any person from attempting to sell, transfer or dispose, or purchase or acquire any AMIC stock, if such transfer would affect the percentage of AMIC stock owned by a 5% stockholder.  Any person attempting such a transfer will be required, prior to the date of any proposed transfer, to request in writing that the board of directors review the proposed transfer and authorize such proposed transfer.  Any attempted transfer made in violation of the stock transfer restrictions will be null and void.  In the event of an attempted or purported transfer involving a sale or disposition of capital stock in violation of stock transfer restrictions, the transferor will remain the owner of such shares.  Notwithstanding these transfer restrictions, there could be circumstances under which an issuance by AMIC of a significant number of new shares of common stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into common stock) might result in an ownership change under the Code.

Dividends

The Company does not have any legal restriction on paying dividends, and no dividend on the Company’s stock was declared during 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

In June 2010, the Board of Directors of AMIC authorized the repurchase of up to 200,000 shares of AMIC’s common stock.  In November 2011, the Board of Directors of AMIC authorized the repurchase of an additional 250,000 shares of AMIC common stock for a total of 450,000 shares authorized under the repurchase program.  The repurchase program may be discontinued or suspended at any time.  As of December 31, 2011, 186,898 shares were still authorized to be repurchased under the program.  Share repurchases during the fourth quarter ended December 31, 2011 are summarized as follows:

2011
Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

November	251,370	$5.21	186,898

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of the AMIC’s common stock with that of the NASDAQ Market Index (US) and the NASDAQ Stock Market Insurance Index.  The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2006.  Indices data was obtained from the Center for Research in Security Price (CRSP).  The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of Five Year Cumulative Total Return

Among AMIC, NASDAQ Stock Index (US) and NASDAQ Insurance Index

$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
AMIC
NASDAQ Stock Index (U.S.)
NASDAQ Insurance Index

Item 6.

Selected Financial Data

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Income Data:
Total revenues	$88,038	$89,404	$104,247	$113,312	$119,096
Income from continuing
operations	3,184	2,982	3,166	1,511	1,353
Balance Sheet Data:
Total investments	64,341	64,449	57,630	52,847	60,148
Total assets	132,780	129,876	131,205	127,455	138,405
Insurance liabilities	29,005	26,203	31,630	36,570	43,802
AMIC stockholders’ equity	93,989	92,060	88,973	82,932	84,677
Per Share Data:
Basic income per common share
from continuing operations	.29	.25	.31	.12	.13
Diluted income per common
share from continuing operations	.29	.25	.31	.12	.13
Book value per common share	11.36	10.82	10.46	9.75	9.96

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our full service direct writer of medical-stop insurance for self-insured employer groups IHC Risk Solutions, LLC (“Risk Solutions”), and our two insurance and marketing agencies Independent Producers of America, LLC (“IPA”) and HealthInsurance.org (“HIO”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 78.5% of AMIC's stock as of December 31, 2011.  In March 2010, upon approval of the AMIC Board of Directors, IHC acquired control of AMIC through the purchase of approximately 28,000 shares of common stock of AMIC in the open market.  As of December 31, 2011, IHC had acquired an additional 2,235,000 shares of AMIC, bringing its aggregate ownership to 78.5%.  IHC's senior management has provided direction to us through service agreements between us and IHC.  In 2011, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and short-term statutory disability benefit product in New York State ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, and added dental in 2009.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its medical stop-loss products, and slightly increase the business written on its paper, especially major medical plans for individuals and families and pet insurance.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management's assessment of trends in healthcare and in the medical stop-loss market play a significant role in determining whether to expand Independence American's health insurance premiums.  Since Independence American reinsures a portion of all of the business produced by Risk Solutions, and since it is also eligible to earn profit sharing commissions based on the profitability of the business it places, Risk Solutions also emphasizes underwriting profitability.  In addition, management focuses on controlling operating costs.  By sharing employees with IHC and sharing resources among our subsidiaries, we strive to maximize our earnings.

The following is a summary of key performance information and events (in thousands):

	Year Ended
	December 31,
	2011	2010	2009

Revenues	$88,038	$89,404	$104,247
Expenses	83,547	85,331	99,609
Income before income tax	4,491	4,073	4,638
Provision for income taxes	1,307	1,091	1,472
Net income	3,184	2,982	3,166
Less: Net income attributable to the non-controlling interest	(690)	(883)	(554)
Net income attributable to American Independence Corp.	$2,494	$2,099	$2,612

•

The book value of the Company’s stockholders’ equity increased to $11.36 per share at December 31, 2011 compared to $10.82 per share at December 31, 2010.

•

Net income per share increased to $.29 per share, diluted, or $2.5 million, for the year ended December 31, 2011, compared to $.25 per share, diluted, or $2.1 million for the year ended December 31, 2010.

•

At December 31, 2011, 98.6% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.3% and 4.0% for the years ended December 31, 2011 and 2010, respectively.  This is due to a decrease in yields on collateralized mortgage obligations, mortgage-backed securities, corporate securities and municipal investments, slightly offset by an increase in yields on US government investments.

•

Premiums earned decreased 2% to $72.4 million for the year ended December 31, 2011 from $73.9 million for the year ended December 31, 2010, primarily due to lower assumed medical stop-loss premiums and lower group major medical premiums written.

•

For the years ended December 31, 2011 and 2010, Independence American wrote $13.1 million and $14.1 million, respectively, of individual health business produced by our marketing organization IPA.  The Company increased its retention in this business to 70% from 50% in 2011.

•

For the year ended December 31, 2011, Risk Solutions and our Agencies generated revenues of $13.1 million compared to $13.7 million for the year ended December 31, 2010 due to a decreased amount of business as a result of market conditions.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on our three lines of business for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

▪ Medical Stop-Loss	2011	2010	2009

Premiums Earned	$38,569	$39,247	$46,378
Insurance Benefits Claims and Reserves	25,759	28,789	30,937
Profit Commission Expense (Recovery)	1,044	218	950
Expenses	10,599	10,852	13,383

Loss Ratio(A)	66.8%	73.4%	66.7%
Profit Commission Expense Ratio (B)	2.7%	0.6%	2.0%
Expense Ratio (C)	27.5%	27.6%	28.9%
Combined Ratio (D)	97.0%	101.6%	97.6%

▪ Fully Insured Health	2011	2010	2009

Premiums Earned	$30,913	$31,394	$35,834
Insurance Benefits Claims and Reserves	20,198	19,568	26,823
Profit Commission Expense (Recovery)	(428)	717	(294)
Expenses	7,865	7,510	8,514

Loss Ratio(A)	65.3%	62.3%	74.9%
Profit Commission Expense Ratio (B)	-1.4%	2.3%	-0.8%
Expense Ratio (C)	25.4%	23.9%	23.7%
Combined Ratio (D)	89.3%	88.5%	97.8%

▪ DBL	2011	2010	2009

Premiums Earned	$2,966	$3,218	$3,303
Insurance Benefits Claims and Reserves	1,811	1,869	1,898
Expenses	917	936	999

Loss Ratio(A)	61.1%	58.1%	57.5%
Expense Ratio (C)	30.9%	29.1%	30.2%
Combined Ratio (D)	92.0%	87.2%	87.7%

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

•

The Company recorded a decrease in the loss ratio in the medical stop-loss line of business for the year ended December 31, 2011 due to improved profitability of both direct and assumed business.  The medical stop-loss results have begun to show improved profit margins primarily as a result of business written in 2010 performing better than that written in the comparable period of 2009, and the run-out of poorly performing business by non-owned managing general underwriters (“MGUs”) which were previously cancelled.

•

The Company experienced a higher combined loss ratio for DBL for the year ended December 31, 2011 as a result of lower premiums due to a premium rate reduction mandated by the State of New York.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2011.  Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2008, 2009 and 2010 underwriting years that increased (decreased) by (0.5), 3.3, and (0.9) Loss Ratio points, respectively.  While the Company believes that larger variations are possible, based on the Company’s experience to date, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for the 2011 underwriting year at December 31, 2011.  The impact of these reasonably likely changes at December 31, 2011, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $0.9 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2011 Consolidated Statement of Operations.

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

Premium and Fee Income Revenue Recognition

Direct and assumed premiums from short-duration contracts are recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided.  The Company records fee income as policy premium payments are earned.  Risk Solutions is compensated in two ways.  It earns fee income based on the volume of business produced, and collect profit-sharing commissions if such business exceeds certain profitability benchmarks.  Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where Claim Development Patterns can be applied to generate reasonably reliable estimates of ultimate claim levels.

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2011, Independence American derived a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life, Madison National Life and Independence American have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For each of the twelve months ended December 31, 2011 and 2010, Standard Security Life and Madison National Life ceded an average of approximately 20% of their medical stop-loss business to Independence American. Independence American reinsures 20% of Standard Security Life’s DBL business.  Standard Security Life and Madison National Life also ceded approximately 9% of the majority of their fully insured health business lines to Independence American.  In addition, in 2011, Independence American ceded 30% of the majority of its fully insured health business lines to an unaffiliated reinsurer.

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

Investments

The Company has classified all of its investments as available-for-sale securities.  These investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.  Fixed maturities and equity securities available-for-sale totaled $61.7 million and $57.7 million at December 31, 2011 and 2010, respectively.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

Fair value is determined using quoted market prices when available. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets. When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information. Further, we retain independent pricing vendors to assist in valuing certain instruments, primarily all the securities in our portfolio classified in Level 2 or Level 3 in the Fair Value Hierarchy.

The Company periodically reviews and assesses the vendor’s qualifications and the design and appropriateness of its pricing methodologies.  Management will on occasion challenge pricing information on certain individual securities and, through communications with the vendor, obtain information about the assumptions, inputs and methodologies used in pricing those securities, and corroborate it against documented pricing methodologies. Validation procedures are in place to determine completeness and accuracy of pricing information, including, but not limited to: (i) review of exception reports that (a) identify any zero or un-priced securities; (b) identify securities with no price change; and (c) identify securities with significant price changes; (ii) performance of trend analyses; (iii) periodic comparison of pricing to alternative pricing sources; and (iv) comparison of pricing changes to expectations based on rating changes, benchmarks or control groups.  In certain circumstances, pricing is unavailable from the vendor and broker pricing information is used to determine fair value. In these instances, management will assess the quality of the data sources, the underlying assumptions and the reasonableness of the broker quotes based on the current market information available. To determine if an exception represents an error, management will often have to exercise judgment. Procedures to resolve an exception vary depending on the significance of the security and its related class, the frequency of the exception, the risk of material misstatement, and the availability of information for the security. These procedures include, but are not limited to; (i) a price challenge process with the vendor; (ii) pricing from a different vendor; (iii) a reasonableness review; (iv) a change in price based on better information, such as an actual market trade, among other things.  Management considers all facts and relevant information obtained during the above procedures to determine the proper classification of each security in the Fair Value Hierarchy.

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

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  If the fair value of the Company is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2011 or 2010.  If the Company experiences a sustained decline in its results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2011, compared to the Year Ended December 31, 2010

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$38,569	-	1,417	25,759	11,497	146	$2,584
Fully Insured Health	30,913	-	496	20,198	6,935	502	3,774
DBL	2,966	-	68	1,811	917	-	306
Total Independence
American	72,448	-	1,981	47,768	19,349	648	6,664
Risk Solutions and
Agencies	-	12,970	163	-	13,737	207	(811)
Corporate	-	-	45	-	1,838	-	(1,793)
Subtotal	$72,448	12,970	2,189	47,768	34,924	855	4,060

Net realized investment gains							520
Other-than-temporary impairment losses							(89)
Income before income taxes							4,491
Income taxes							(1,307)
Net income							3,184
Less: Net income attributable to the non-controlling interest							(690)
Net income attributable to American Independence Corp.							$2,494

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$39,247	-	1,683	28,789	10,923	147	$1,071
Fully Insured Health	31,394	-	508	19,568	7,725	502	4,107
DBL	3,218	-	75	1,869	936	-	488
Total Independence
American	73,859	-	2,266	50,226	19,584	649	5,666
Risk Solutions and
Agencies	-	13,450	236	-	13,071	212	403
Corporate	-	-	16	-	1,589	-	(1,573)
Subtotal	$73,859	13,450	2,518	50,226	34,244	861	4,496

Net realized investment losses							(244)
Other-than-temporary impairment losses							(179)
Income before income taxes							4,073
Income taxes							(1,091)
Net Income							2,982
Less: Net income attributable to the non-controlling interest							(883)
Net income attributable to American Independence Corp.							$2,099

Premiums Earned.  Premiums earned decreased 2%, or $1,411,000 from 2010 to 2011.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business decreased $678,000.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($2,597,000), offset by an increase in medical stop-loss premiums written by Independence American ($1,919,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, and individual health decreased $481,000.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($1,600,000) and a decrease in fully insured premiums assumed from IHC ($428,000), offset by an increase in hospital indemnity premiums

($734,000) and individual health premiums ($547,000) written by Independence American.  Premiums relating to DBL decreased $252,000 primarily due to a premium rate reduction mandated by the State of New York.  For the year ended December 31, 2011, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 20% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income decreased $778,000 from 2010 to 2011.  Risk Solutions fee income-administration increased $457,000 to $4,950,000 for 2011, compared to $4,493,000 for 2010.  Risk Solutions fee income-profit commission decreased $248,000 to $671,000 for 2011, compared to $919,000 for 2010.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2011 are based on business written during portions of 2008, 2009 and 2010.  In 2011, income from our Agencies consisted of commission income and other fees of $4,852,000 from IPA and revenue of $2,174,000 from HIO.  In 2010, income from our Agencies consisted of commission income and other fees of $5,752,000 from IPA and revenue of $2,261,000 from HIO.

Net Investment Income.  Net investment income decreased $329,000 from 2010 to 2011.  The investment yields were 3.3% for 2011 and 4.0% for 2010.  This is due to a decrease in yields on collateralized mortgage obligations, mortgage-backed securities, corporate securities and municipal investments, slightly offset by an increase in yields on US government investments.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $520,000 for the year ended December 31, 2011, compared to a loss of $244,000 for the year ended December 31, 2010.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the year ended December 31, 2011 and 2010, the Company recorded $89,000 and $179,000, respectively, of other-than-temporary-impairment losses in earnings.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income increased $298,000 from 2010 to 2011 due to consulting fees earned by Risk Solutions for the year ended December 31, 2011.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 5%, or $2,458,000 from 2010 to 2011.  The decrease is primarily comprised of a decrease in assumed medical stop-loss of $3,139,000 due to lower earned premiums and improved loss ratios, and a decrease in assumed fully insured of $1,032,000 due to lower premiums written and lower loss ratios, offset by an increase in direct group major medical of $774,000 due to higher paid claims and an increase in direct individual health of $669,000 due to higher premiums.

Selling, General and Administrative.  Selling, general and administrative expenses increased $680,000 from 2010 to 2011.  This increase is primarily due to (i) higher expenses at Risk Solutions of $1,131,000 primarily due to the formation of IIG in January 2011, (ii) higher expenses at HIO of $354,000 due to higher referral fees, (iii) higher underwriting expenses of $521,000 at Independence American due primarily to higher actuarial expenses, (iv) offset by lower expenses at IPA of $819,000 primarily due to lower agent commission expense, (v) a decrease in commission and brokerage expense of $535,000 at Independence American primarily due to lower assumed medical stop-loss premiums written.

Amortization and Depreciation.  Amortization and depreciation expense decreased $6,000 from 2010 to 2011.

Income Taxes.  The provision for income taxes increased $216,000 to $1,307,000, an effective rate of 34.4%, for 2011, compared to $1,091,000, an effective rate of 34.2%, for 2010.  Net income for 2011 and 2010 includes a non-cash provision for federal income taxes of $1,258,000 and $1,023,000, respectively.  The state tax effective rate increased to 1.3% for 2011, compared to 1.0% for 2010.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $193,000 from 2010 to 2011.  The net income for 2011 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA for the first three quarters of the year and 21% non-controlling interest in IPA for the fourth quarter of the year.  The net income for 2010 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $2,494,000, or $.29 per share, diluted, for 2011, compared to $2,099,000, or $.25 per share, diluted, for 2010.

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
Risk Solutions and
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
Risk Solutions and
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

Fee and Agency Income.  Fee and agency income decreased $1,915,000 from 2009 to 2010.  Risk Solutions fee income-administration decreased $1,599,000 to $4,493,000 for 2010, compared to $6,092,000 for 2009, as Risk Solutions has decreased its volume of business as a result of market conditions.  Risk Solutions fee income-profit commission decreased $102,000 to $919,000 for 2010, compared to $1,021,000 for 2009.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2010 are based on business written during portions of 2007, 2008 and 2009.  In 2010, income from our Agencies consisted of commission income and other fees of $5,752,000 from IPA, and revenue of $2,261,000 from HIO.  In 2009, income from our Agencies consisted of commission income and other fees of $6,772,000 from IPA and revenue of $1,455,000 from HIO.

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

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment loss of $244,000 for 2010, compared to a gain of $275,000 for 2009.  The Company recorded realized gains of $1,022,000 on bonds and equity securities offset by an additional loss of $1,266,000 resulting from discussions in the fourth quarter of 2010 with the trustee in bankruptcy pertaining to the resolution of claims related to the non-affiliate broker-dealer that managed the trading accounts of the Company in 2008 (see Note 7 of Notes to Consolidated Financial Statements).  The $1,266,000 pre-tax loss consisted of the reversal of $500,000 of anticipated Securities Investor Protection Corporation (“SIPC”) recoveries initially recorded in 2008 and $766,000 of withdrawals by AMIC deemed subject to return.  A settlement agreement was entered into with the trustee in the first quarter of 2011 and payment by the Company was made in the third quarter of 2011.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For 2010 and 2009, the Company recorded $179,000 and $0, respectively, of other-than-temporary-impairment losses in earnings.  This credit loss was a result of the expected cash flows of debt securities being less than their amortized cost.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the twelve months ended December 31, 2011, Independence American, Risk Solutions, and our Agencies paid $1,935,000 in dividends and $1,900,000 in tax payments to Corporate.

Corporate utilizes cash primarily for the payment of general overhead expenses and common stock repurchases.

Cash Flows

As of December 31, 2011, the Company had $66,382,000 of cash, cash equivalents, and investments net of amounts due to/from brokers compared with $65,801,000 as of December 31, 2010.

Net cash provided by operating activities for the year ended December 31, 2011 was $3,127,000.

Net cash used by investing activities for the year ended December 31, 2011 was $2,740,000.

At December 31, 2011, the Company had had $7,975,000 of restricted cash at Risk Solutions.  This amount is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $7,975,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At December 31, 2011, the Company had $21,030,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The chart below reflects the maturity distribution of AMIC’s contractual obligations at December 31, 2011 (in thousands):

	Net Operating	Insurance
	Leases	Reserves	Total

2012	$105	$20,495	$20,600
2013	100	98	198
2014	65	87	152
2015	60	63	123
2016	31	46	77
2017 and thereafter	-	241	241
Total	$361	$21,030	$21,391

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $1,447,000 to $64,634,000 at December 31, 2011 from $63,187,000 at December 31, 2010, primarily due to the purchase of additional fixed maturity securities and an increase in unrealized gains on fixed maturity securities, offset by sales of repurchase agreements.

The Company had receivables from reinsurers of $7,368,000 at December 31, 2011.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at December 31, 2011.

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	December 31,	December 31,
	2011	2010

Medical Stop-Loss	$14,165	$15,089
Fully Insured Health	6,259	6,272
DBL	606	648

	$21,030	$22,009

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

The $1,929,000 increase in AMIC’s stockholders' equity is primarily due to net income of $2,494,000, an increase of $1,175,000 in net unrealized gains on investments, offset by an increase in treasury stock of $1,131,000 due to share repurchases.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized gains on available-for-sale securities totaled $1,828,000 at December 31, 2011.  Approximately 98.6% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At December 31, 2011, approximately 1.4% (or $766,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at December 31, 2011.

At December 31, 2011, the Company had $732,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 68.1% were in CMOs that originated in 2005 or earlier and 31.9% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

Approximately 2.6% of fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies.  The purpose of this insurance is to increase the credit quality of the fixed maturities and their credit ratings.  If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the fixed maturities were uninsured.  The following table summarizes the credit quality of our fixed maturity portfolio as rated, and as rated if the fixed maturities were uninsured, at December 31, 2011:

Bond Ratings	As Rated %	If Uninsured %

AAA	16.2%	16.2%
AA	56.8%	54.3%
A	24.0%	26.5%
BBB	1.5%	1.5%

Total Investment Grade	98.5%	98.5%

BB or lower	1.5%	1.5%

Total Fixed Maturities	100%	100%

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

The Company reviews its investments regularly and monitors its investments continually for impairments as discussed in Note 2 (H) (vi) of the Notes to Consolidated Financial Statements.  For the years ended December 31, 2011 and 2010, the Company recorded losses of $130,000 and $179,000, respectively, for other-than-temporary impairments.  Of those impairment losses, $89,000 and $179,000 were recognized in earnings for the years ended December 31, 2011 and 2010, respectively. In 2011, $41,000 of impairment losses were recognized in other comprehensive income.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2011 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$364	$364

Total	$-	$-	$-	$364	$364

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2011.  In 2011, the Company experienced an increase in net unrealized gains of $1,175,000 (including $41,000 of other-than-temporary impairment losses recorded in other comprehensive income during the year) which increased stockholders' equity by $1,175,000 (reflecting net unrealized gains of $1,278,000 at December 31, 2011 compared to net unrealized gains of $103,000 at December 31, 2010).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

The Company performed its annual test at December 31, 2011 and determined that goodwill was not impaired.  No impairment charge was required for 2011 as fair value exceeded carrying value by more than 20%.  Any impairment write-down of goodwill would be charged to expense.  See Note 3 of Notes to Consolidated Financial Statements.

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

Management uses a significant amount of judgment in estimating the fair value of the Company.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  At December 31, 2011, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of AMIC stock in 2011, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) IHC and insiders own over 78% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of AMIC stock, and (iii) lack of analyst coverage of the Company.  The Company will continue to monitor AMIC’s book value against market capitalization to determine whether an interim test of goodwill is warranted.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

Since its acquisition by AMIC in 2002, the majority of Independence American’s revenue has been from reinsurance premiums.  The portion of our revenue attributable to reinsurance premiums will decrease as we increase the amount of business written by Independence American.  During 2011, Independence American wrote group major medical, medical stop-loss, major medical plans for individuals and families, a small amount of short-term medical and dental.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its products.  With respect to major medical plans for individuals and families, the acquisition of a controlling interest in IPA in 2008 has meaningfully increased the amount of this line of business written by Independence American.  Independence American expects annualized pet insurance premium of about $6 million in 2012, ramping up to around $20 million of annualized premium by the end of 2013, depending on state product approvals.  Independence American and Pets Best have entered into a multi-year agreement.

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

Percentage of Business Ceded

In 2012 and beyond, the percentage of medical stop-loss ceded to Independence American will depend on how much IHC determines it has available to reinsure and Independence American’s desire to reinsure IHC’s business.  Since the percentage being ceded is now well in excess of the contractual minimum, there is no guarantee that IHC will continue to increase the percentage of business ceded to Independence American or, in fact, cede in excess of 15%.  However, Risk Solutions is a significant producer of medical stop-loss business for IHC.

If Independence American, Standard Security Life, and Madison National Life had agreed to increase the average percentage ceded to Independence American by 1% (from approximately 20% ceded for the twelve months ended December 31, 2011) and Standard Security Life’s and Madison National Life’s gross written premium had remained unchanged, Independence American’s premium would have increased by approximately $1.0 million, which is approximately 1.4% of total net premiums earned for the year ended December 31, 2011.  That increase in premium, however, would not have flowed directly to pre-tax operating income because of corresponding changes in insurance benefits, claims and reserves and other expenses attributable to the increase in premiums.  The Company does not expect the percentage ceded to it from IHC will change significantly in the next twelve months.

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

Amount of Premiums Written

The gross medical stop-loss premiums written by IHC decreased in 2011 by approximately 8% and such premiums produced by Risk Solutions decreased by approximately 2% in 2011 as a result of termination of unprofitable programs.  This resulted in a decrease in the gross amount of premium available to be ceded to Independence American in 2011.  Risk Solutions anticipates increasing its production of medical stop-loss business in 2012.  Therefore, Independence American anticipates reinsuring a higher amount of medical-stop loss premium ceded by IHC in 2012.  IHC has reported that it expects its fully insured premiums to increase slightly and its DBL premiums to remain steady in 2012.

Profitability

The medical stop-loss market is generally cyclical in nature. When a product experiences several consecutive years of underwriting profitability, it is not unusual for there to be more competitors entering that line, which can increase pressure on pricing and create a “softer” market.  The medical stop-loss market began to “soften” in 2003 and less favorable conditions continued through 2010.  These conditions put downwards pressure on market pricing levels and the carriers that cede business to the Company were forced to pare back their top line premium revenues in order to maintain a minimum level of profitability.  Starting in 2011 and continuing into early 2012, there were some signs of the beginning of the market “hardening” as further MGU consolidations took place and direct writers began to reflect unfavorable past results in their pricing levels.  These changes, along with the transition of IHC Risk Solutions to a direct writing model, allowed higher renewal increases than in past years and better new business pricing, all of which results in an improving level of profitability.

Our results depend on the adequacy of our product pricing, our underwriting and the accuracy of our reserving methodology, returns on our invested assets and our ability to manage expenses.  Therefore, factors affecting these items, including unemployment and global financial markets, may have a material adverse effect on our results of operations and financial condition.

Marketing Agreement

In 2007, Independent Producers of America, LLC (“IPA”), a national career-agent marketing organization, began marketing health plans to individuals and families utilizing Independence American as the carrier.  Gross premiums of $13,114,000 and $14,122,000 were written under this program in 2011 and 2010, respectively.  The program is administered by IHC Health Solutions, LLC, a wholly owned subsidiary of IHC.  AMIC purchased a 51% interest in IPA in April 2008 and increased its interest to 79% in September 2011.  On December 31, 2011, the Company acquired an additional 10.6% ownership interest in IPA from non-controlling interests, thereby increasing its ownership in IPA to 89.6%.  See Note 20 of Notes to Consolidated Financial Statements.

Item 7A.

 Quantitative and Qualitative Disclosures About Market Risk

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities.  Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio assuming immediate changes in interest rates at specified levels at December 31, 2011:

	Change in Interest Rates
	200 basis	100 basis	Base	100 basis	200 basis
	point rise	point rise	scenario	point decline	point decline
Corporate securities	$28,156	$29,290	$30,475	$31,496	$31,938
CMO	1,959	2,028	2,103	2,171	2,222
U.S. Government obligations	5,960	6,123	6,291	6,357	6,357
Agency MBS	201	207	212	215	216
GSE	7,557	8,221	8,983	9,861	10,872
State & Political Subdivisions	8,648	8,995	9,367	9,684	9,822

Total Estimated fair value	$52,481	$54,864	$57,431	$59,784	$61,427

Estimated change in value	$(4,950)	$(2,567)		$2,353	$3,996

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

Item 8.  Financial Statements and Supplementary Data

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control over Financial Reporting	43

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	45

Consolidated Statements of Operations for the years ended December 31, 2011, 2010
and 2009	46

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2009, 2010 and 2011	47

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010
and 2009	48

Notes to Consolidated Financial Statements	49

SCHEDULES:*

Summary of investments - Other than investments in related parties as of
December 31, 2011 (Schedule I)	81

Financial information of parent company (Schedule II)	82-84

Supplementary insurance information (Schedule III)	85

Valuation and Qualifying Accounts (Schedule V)	86

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

Management assessed the effectiveness of AMIC's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on our assessment we concluded that, as of December 31, 2011, AMIC's internal control over financial reporting is effective.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I to III and V.  These consolidated financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Independence Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 15, 2012

 American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS:	2011	2010
Investments:
Securities purchased under agreements to resell	$2,679	$6,716
Fixed maturities available-for-sale, at fair value	57,431	53,736
Equity securities available-for-sale, at fair value	4,231	3,997

Total investments	64,341	64,449

Cash and cash equivalents	1,748	2,614
Restricted cash ($5,284 and $2,562, respectively, restricted by related parties)	7,975	4,194
Accrued investment income	654	429
Premiums receivable ($2,884 and $4,157, respectively, due from related parties)	7,461	10,065
Net deferred tax asset	8,992	10,250
Due from reinsurers ($3,204 and $2,311, respectively, due from related parties)	7,368	6,166
Goodwill	23,561	23,561
Intangible assets	906	1,689
Accrued fee income ($1,000 and $541, respectively, due from related parties)	582	1,233
Due from securities brokers	296	65
Other assets ($5 and $0, respectively, due from related parties)	8,896	5,161

TOTAL ASSETS	$132,780	$129,876

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($8,998 and $10,451, respectively, due to related parties)	$21,030	$22,009
Premium and claim funds payable ($5,284 and $2,562, respectively,
due to related parties)	7,975	4,194
Commission payable ($1,667 and $2,404, respectively, due to related parties)	3,020	4,181
Accounts payable, accruals and other liabilities ($687 and $357, respectively,
due to related parties)	3,858	3,557
State income taxes payable	481	351
Due to securities brokers	3	1,327
Due to reinsurers ($729 and $162, respectively, due to related parties)	2,424	2,080

Total liabilities	38,791	37,699

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares issued, respectively; 8,272,332 and 8,508,591 shares outstanding,
respectively	92	92
Additional paid-in capital	479,418	479,910
Accumulated other comprehensive income (loss)	1,278	103
Treasury stock, at cost, 909,461 shares and 673,202 shares, respectively	(9,107)	(7,976)
Accumulated deficit	(377,692)	(380,069)
Total American Independence Corp. stockholders’ equity	93,989	92,060
Non-controlling interest in subsidiaries	-	117
Total equity	93,989	92,177
TOTAL LIABILITIES AND EQUITY	$132,780	$129,876

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31,
	2011	2010	2009
REVENUES:
Premiums earned ($36,350, $34,299 and $45,519,	$72,448	$73,859	$85,515
respectively, from related parties)
Fee and agency income ($4,764, $4,904 and $5,272,	12,647	13,425	15,340
respectively, from related parties)
Net investment income	2,189	2,518	2,924
Net realized investment gains (loss)	520	(244)	275
Total other-than-temporary impairment losses	(130)	(179)	-
Portion of losses recognized in other comprehensive income	41	-	-
Net impairment losses recognized in earnings	(89)	(179)	-
Other income	323	25	193
	88,038	89,404	104,247

EXPENSES:
Insurance benefits, claims and reserves ($19,609, $22,982 and $31,009,
respectively, from related parties)	47,768	50,226	59,658
Selling, general and administrative expenses ($11,914, $11,825 and
$14,825, respectively, from related parties)	34,924	34,244	39,109
Amortization and depreciation	855	861	842
	83,547	85,331	99,609

Income before income tax	4,491	4,073	4,638
Provision for income taxes	1,307	1,091	1,472

Net income	3,184	2,982	3,166
Less: Net income attributable to the non-controlling interest	(690)	(883)	(554)

Net income attributable to American Independence Corp.	$2,494	$2,099	$2,612

Basic income per common share:
Basic income per common share attributable to
American Independence Corp. common stockholders	$.29	$.25	$.31

Weighted-average shares outstanding	8,497	8,509	8,505

Diluted income per common share:
Diluted income per common share attributable to
American Independence Corp. common stockholders	$.29	$.25	$.31

Weighted-average diluted shares outstanding	8,497	8,509	8,505

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

 Consolidated Statements of Changes In Stockholders’ Equity

Years Ended December 31, 2009, 2010 and 2011

(In thousands)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2008	$92	$479,783	$(4,057)	$(8,112)	$(384,774)	$82,932	$429	$83,361

Net income					2,612	2,612	554	3,166
Net change in unrealized gains (losses)
on certain available-for-sale securities			3,330			3,330	-	3,330
Total comprehensive income						5,942	554	6,496

Cumulative effect of adjustment on
April 1, 2009 due to adoption of new
accounting guidance, net of tax			(99)		99	-	-	-
Dividends paid to non-controlling interest							(697)	(697)
Other stock issuances		(18)		30	(12)	-	-	-
Share-based compensation expense		99				99	-	99
BALANCE AT DECEMBER 31, 2009	92	479,864	(826)	(8,082)	(382,075)	88,973	286	89,259

Net income					2,099	2,099	883	2,982
Net change in unrealized gains (losses)
on certain available-for-sale securities			929			929	-	929
Total comprehensive income						3,028	883	3,911

Exercise of stock options				120	(75)	45	-	45
Repurchase of common stock				(60)		(60)	-	(60)
Dividends paid to non-controlling interest						-	(1,052)	(1,052)
Other stock issuances		(28)		46	(18)	-	-	-
Share-based compensation expense		74				74	-	74
BALANCE AT DECEMBER 31, 2010	92	479,910	103	(7,976)	(380,069)	92,060	117	92,177

Net income					2,494	2,494	690	3,184
Net change in unrealized gains (losses)
on certain available-for-sale securities			1,175			1,175	-	1,175
Total comprehensive income						3,669	690	4,359

Exercise of stock options				161	(104)	57		57
Repurchase of common stock				(1,310)		(1,310)		(1,310)
Other stock issuances		(10)		18	(8)	-	-	-
Dividends paid to non-controlling interest							(812)	(812)
Other		(525)			(5)	(530)	5	(525)
Share-based compensation expense		43				43	-	43
BALANCE AT DECEMBER 31, 2011	$92	479,418	$1,278	$(9,107)	$(377,692)	$93,989	$-	$93,989

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,184	$2,982	$3,166
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment (gains) losses	(520)	244	(275)
Other-than-temporary impairment losses	89	179	-
Amortization and depreciation	855	861	842
Equity loss (gain)	(9)	45	29
Deferred tax expense	1,389	1,154	1,438
Non-cash stock compensation expense	43	74	99
Change in operating assets and liabilities:
Change in insurance reserves	(979)	(4,100)	(3,481)
Change in net amounts due from and to reinsurers	(858)	2,068	37
Change in accrued fee income	651	(429)	151
Change in claims fund	(1,213)	(242)	(440)
Change in commissions payable	(1,161)	253	336
Change in premiums receivable	2,604	475	(969)
Change in income taxes	(91)	(102)	(23)
Change in other assets and other liabilities	(857)	17	(390)

Net cash provided by operating activities of continuing operations	3,127	3,479	520
Net cash used by operating activities of discontinued operations	-	(93)	(260)
Net cash provided by operating activities	3,127	3,386	260

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(1,555)	453	809
Change in securities under resale and repurchase agreements	4,037	(4,139)	1,340
Sales of and principal repayments on fixed maturities	30,942	39,396	27,226
Maturities and other repayments of fixed maturities	3,827	8,329	8,838
Purchases of fixed maturities	(37,036)	(50,380)	(37,219)
Sales of equity securities	9,579	8,239	607
Purchases of equity securities	(10,009)	(6,728)	(2,189)
Change in loan receivable	(2,000)	-	-
IPA acquisition of non-controlling interest	(525)	-	-

Net cash used by investing activities	(2,740)	(4,830)	(588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	57	45	-
Repurchase of common stock	(1,310)	(60)	-

Net cash used by financing activities	(1,253)	(15)	-

Decrease in cash and cash equivalents	(866)	(1,459)	(328)
Cash and cash equivalents, beginning of period	2,614	4,073	4,401
Cash and cash equivalents, end of period	$1,748	$2,614	$4,073

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$7	$9	$28

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Nature of Business

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; and e) our 89.6% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization.  After the end of the first quarter of 2011, the Company consolidated its wholly owned subsidiaries, IHC Risk Solutions – RAS (formerly known as Risk Assessment Strategies, Inc. ("RAS")), IHC Risk Solutions – IIG (“IIG”), and IHC Risk Solutions, Inc. (“RSI”), formerly known as Excess Claims Administrators, Inc into IHC Risk Solutions – Marlton (formerly known as Marlton Risk Group LLC ("Marlton")) and changed the name of the merged entity to IHC Risk Solutions, LLC (“Risk Solutions”).

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), an insurance holding company, which owned 78.5% of AMIC's stock as of December 31, 2011.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical and group major medical.

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

(B)

Reclassifications

Certain amounts in prior years' Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2011 presentation.

(C)

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

(D)

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  If the fair value of the Company is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  In determining the fair value of the Company, the Company used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we made assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the Company.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2011 or 2010.

The Company's intangible assets with definite lives, consisting of broker/third party relationships and marketing agreements, are amortized over the expected life of the assets (see Note 4 of Notes to Consolidated Financial Statements).

(E)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid securities with maturities of three months or less from date of purchase.  Restricted cash primarily consists of funds held by Risk Solutions for the benefit of its insurers and reinsurers.  These funds are restricted and are to be used to facilitate expeditious payment of approved claims.  The funds are replenished by the insurers and reinsurers as claims are paid by Risk Solutions.

(F)

Short-Term Investments

Investments with original maturities of 91-days to 1 year are considered short-term investments and are carried at cost which approximates fair value.

(G)

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell ("resale agreements") and securities sold under agreements to repurchase ("repurchase agreements") are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the agreements.

(H)

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

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations.  While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.  There were no such transactions outstanding at December 31, 2011 and 2010.

(iii) Realized gains or losses on sales of securities are determined on the basis of specific identification.

(iv) The Company enters into derivative transactions, such as put and call option contracts and options on interest rate futures contracts, to minimize losses on portions of the Company's fixed income portfolio in a rapidly changing interest rate environment.  Equity index options are entered into to offset price fluctuations in the equity markets. These derivative financial instruments are all readily marketable and are carried on the Consolidated Balance Sheets at their current fair value with changes in fair value (unrealized gains or losses), credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations. All realized gains and losses are reflected currently in the Consolidated Statements of Operations.  Gains on these instruments were $0, $0 and $205,000 during 2011, 2010 and 2009, respectively.  There were no such derivative transactions outstanding at December 31, 2011, 2010 and 2009.

(v) Fair value is determined using quoted market prices when available. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets. When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information. Further, we retain independent pricing vendors to assist in valuing certain instruments, primarily all the securities in our portfolio classified in Level 2 or Level 3 in the Fair Value Hierarchy.

The Company periodically reviews and assesses the vendor’s qualifications and the design and appropriateness of its pricing methodologies.  Management will on occasion challenge pricing information on certain individual securities and, through communications with the vendor, obtain information about the assumptions, inputs and methodologies used in pricing those securities, and corroborate it against documented pricing methodologies. Validation procedures are in place to determine completeness and accuracy of pricing information, including, but not limited to: (i) review of exception reports that (a) identify any zero or un-priced securities; (b) identify securities with no price change; and (c) identify securities with significant price changes; (ii) performance of trend analyses; (iii) periodic comparison of pricing to alternative pricing sources; and (iv) comparison of pricing changes to expectations based on rating changes, benchmarks or control groups.  In certain circumstances, pricing is unavailable from the vendor and broker pricing information is used to determine fair value. In these instances, management will assess the quality of the data sources, the underlying assumptions and the reasonableness of the broker quotes based on the current market information available. To determine if an exception represents an error, management will often have to exercise judgment. Procedures to resolve an exception vary depending on the significance of the security and its related class, the frequency of the exception, the risk of material misstatement, and the availability of information for the security. These procedures include, but are not limited to; (i) a price challenge process with the vendor; (ii) pricing from a different vendor; (iii) a reasonableness review; (iv) a change in price based on better information, such as an actual market trade, among other things.  Management considers all facts and relevant information obtained during the above procedures to determine the proper classification of each security in the Fair Value Hierarchy.

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

(I)

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

(J)

Premium, Fee, and Agency Income Revenue Recognition

Direct and assumed premiums from short-duration contracts are recognized as revenue over the period of the contracts in proportion to the amount of insurance protection provided.  The Company records fee income as policy premium payments are earned.  Risk Solutions is compensated in two ways.  It earns fee income based on the volume of business produced, and collects profit-sharing commissions if such business exceeds certain profitability benchmarks. Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where recent claim development history (“Claim Development Patterns”) can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of Risk Solutions attaining certain profitability thresholds and could greatly vary from quarter to quarter.  Agency income consists of commissions, fees and lead revenue earned by our Agencies.

Fee and agency income consisted of the following:

	Year Ended
	December 31,
	2011	2010	2009
	(In thousands)

Agency Income	$7,026	$8,013	$8,227
Fee income - administration	4,950	4,493	6,092
Fee income - profit commissions	671	919	1,021

	$12,647	$13,425	$15,340

(K)

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

The two “primary” or “key” assumptions underlying the calculation of loss reserves for medical stop-loss business are (i) projected net loss ratio, and (ii) claim development patterns.  The projected net loss ratio is set at expected levels consistent with the underlying assumptions (“Projected Net Loss Ratio”). Claim development patterns are set quarterly as reserve estimates are developed and are based on Claim Development Patterns.  The Company uses the Projected Net Loss Ratio to establish reserves until developing losses provide a better indication of ultimate results and it is feasible to set reserves based on Claim Development Patterns.  The Company has concluded that a reasonably likely change in the Projected Net Loss Ratio assumption could have a material effect on the Company’s financial condition, results of operations, or liquidity (“Material Effect”) but a reasonably likely change in the Claim Development Pattern would not have a Material Effect.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2011 and December 31, 2010. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings in the period in which they arise.

(L)

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2011, Independence American derived a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.

(M)

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

(N)

Income Per Common Share

Basic income per common share is computed using the weighted average number of common stock shares outstanding during the period.  Diluted income per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period.  Common stock equivalents consist of stock options and restricted stock (using the "treasury stock" method).  Common stock equivalent shares are excluded from the computation if the effect is anti-dilutive.  As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss.  For the years ended December 31, 2011, 2010 and 2009 such shares were deemed anti-dilutive.  Net income does not change as a result of the assumed dilution.

(O)

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the FASB issued guidance to amend the disclosure requirements on offsetting financial instruments and related derivatives. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In June and December 2011, the FASB issued guidance that requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments in this update clarify the FASB’s intent about the application of certain existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. None of the amendments in this update require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. For public entities, this guidance is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

3.  Goodwill

The Company recorded goodwill of $23,561,000 for the years ended December 31, 2011 and 2010.

The Company performed its annual test at December 31, 2011 and determined that goodwill was not impaired.

At December 31, 2011, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of AMIC stock in 2011, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) IHC and insiders own over 78% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of AMIC stock, and (iii) lack of analyst coverage of the Company.  The Company will continue to monitor AMIC’s book value against market capitalization to determine whether an interim test of goodwill is warranted.  If the Company experiences a sustained decline in its results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

4.  Intangible Assets

Intangible assets at December 31, 2011 and 2010 consist of the following (in thousands):

	December 31, 2011			December 31, 2010
	Definitive	Indefinite		Definitive	Indefinite
	Lives (a)	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$9,373	$100	$9,473	$9,373	$100	$9,473
Additions	-	-	-	-	-	-
Balance end of period	9,373	100	9,473	9,373	100	9,473

Accumulated Amortization
Balance beginning of period	(7,784)	-	(7,784)	(7,000)	-	(7,000)
Amortization expense	(783)	-	(783)	(784)	-	(784)
Balance end of period	(8,567)	-	(8,567)	(7,784)	-	(7,784)

Net intangible assets	$806	$100	$906	$1,589	$100	$1,689

Weighted average remaining life in years			0.96			1.45

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2012	$124
2013	120
2014	120
2015	120
2016 and thereafter	322
$806

5.  Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2011, the Company had $2,679,000 in resale agreements outstanding, all of which settled on January 3, 2012 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

6.  Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	DECEMBER 31, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$30,031	$510	$(66)	$30,475
Collateralized mortgage obligations (CMO) –
residential	1,760	168	(40)	1,888
CMO – commercial	579	-	(364)	215
States, municipalities and political subdivisions	8,851	528	(12)	9,367
U.S. Government	5,982	309	-	6,291
Government sponsored enterprise (GSE)	8,900	129	(46)	8,983
Agency mortgage backed pass
through securities (MBS)	196	16	-	212
Total fixed maturities	$56,299	$1,660	$(528)	$57,431

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Common stock	$831	$42	$(22)	$851
Preferred stock with maturities	273	35	-	308
Preferred stock without maturities	2,981	91	-	3,072
Total equity securities	$4,085	$168	$(22)	$4,231

	DECEMBER 31, 2010
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$15,850	$167	$(248)	$15,769
CMO – residential	2,021	279	(107)	2,193
CMO – commercial	579	-	(256)	323
States, municipalities and political subdivisions	17,239	152	(327)	17,064
U.S. Government	10,137	159	-	10,296
GSE	7,678	145	(5)	7,818
MBS	256	17	-	273
Total fixed maturities	$53,760	$919	$(943)	$53,736

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Common stock	$604	$26	$(20)	$610
Preferred stock with maturities	273	54	-	327
Preferred stock without maturities	2,993	77	(10)	3,060
Total equity securities	$3,870	$157	$(30)	$3,997

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The unrealized gains (losses) on certain available-for-sale securities (residential CMO’s and certain preferred stocks with maturities) at December 31, 2011 and 2010 include $140,000 and $99,000, respectively, of the non-credit related component of other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities at December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$2,526	$2,546	4%
Due after one year through five years	21,634	22,166	39%
Due after five years through ten years	17,581	18,016	31%
Due after ten years	6,013	6,252	11%
	47,754	48,980	85%

CMO and MBS
15 years	2,949	2,725	5%
30 years	5,596	5,726	10%

	$56,299	$57,431	100%

The following tables summarize, for all securities in an unrealized loss position at December 31, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$8,538	$57	$1,154	$9	$9,692	$66
CMO – residential	-	-	348	40	348	40
CMO – commercial	-	-	215	364	215	364
States, municipalities and political subdivisions	576	12	-	-	576	12
GSE	2,847	43	410	3	3,257	46
Total fixed maturities	$11,961	$112	$2,127	$416	$14,088	$528

EQUITY SECURITIES:

Common stock	$446	$22	$-	$-	$446	$22
Total equity securities	$446	$22	$-	$-	$446	$22

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$6,970	$216	$359	$32	$7,329	$248
CMO – residential	88	16	642	91	730	107
CMO – commercial	-	-	323	256	323	256
States, municipalities and political subdivisions	6,351	189	2,413	138	8,764	327
GSE	544	5	-	-	544	5
Total fixed maturities	$13,953	$426	$3,737	$517	$17,690	$943

EQUITY SECURITIES:

Common stock	$141	$20	$-	$-	$141	$20
Preferred stock without maturities	1,283	10	-	-	1,283	10
Total equity securities	$1,424	$30	$-	$-	$1,424	$30

At December 31, 2011, a total of 9 fixed maturities and 6 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2011, a total of

5 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  At December 31, 2010 a total of 20 fixed maturities and 9 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2010, a total of 7 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

Substantially all of the unrealized losses on fixed maturities at December 31, 2011 and December 31, 2010 were attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads.  Spreads have widened in recent years as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

At December 31, 2011, the Company had $732,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 68.1% were in CMOs that originated in 2005 or earlier and 31.9% were in CMOs that originated in 2006 or later.  The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

Major categories of net investment income for years 2011, 2010 and 2009 are summarized as follows:

	Year Ended
	December 31,
	2011	2010	2009
	(In thousands)

Fixed maturities	$1,918	$2,052	$2,346
Equity securities	281	262	219
Short-term investments	3	3	10
Other	(13)	201	349

Net investment income	$2,189	$2,518	$2,924

Other-Than-Temporary Impairment Evaluations

Based on management’s review of the portfolio, which considered the various factors described in Note 2 (H) (vi), the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for years 2011, 2010 and 2009 (in thousands):

	Year Ended
	December 31,
	2011	2010	2009

Impairment losses recognized in earnings:
Fixed maturities	89	179	-

Impairment losses recognized in other
comprehensive income:
Fixed maturities	41	-	-

Total other-than-temporary impairment losses	$130	$179	$-

For the year ended December 31, 2011, other-than-temporary impairments recognized in earnings of $89,000 represent credit losses on fixed maturities as a result of the expected cash flows of certain securities being less than the securities’ amortized cost.  For the year ended December 31, 2010, other-than-temporary impairments recognized in earnings of $179,000 represent credit losses on fixed maturities as a result of the expected cash flows of certain securities being less than the securities’ amortized cost.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows (in thousands):

	2011	2010	2009

Balance at beginning of year	$99	$99	$-
Adoption of new accounting standards	-	-	99
Credit portion of other-than-temporary
impairment losses recognized during period	46	-	-

Balance at end of year	$145	$99	$99

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

7.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for years 2011, 2010 and 2009 are as follows (in thousands):

	Year Ended
	December 31,
	2011	2010	2009

Net realized investment gains (losses):
Fixed maturities	$737	$919	$244
Common stock	(146)	127	11
Preferred stock	(71)	(24)	20
	520	1,022	275

Trading account write-off	-	(1,266)	-

Net realized investment gains (losses)	$520	$(244)	$275

For the twelve months ended December 31, 2011, the Company recorded realized gross gains of $1,042,000 and gross losses of $522,000 on sales of available-for-sale securities.  For the twelve months ended December 31, 2010, the Company recorded realized gross gains of $1,312,000 and gross losses of $290,000 on sales of available-for-sale securities.  For the twelve months ended December 31, 2009, the Company recorded realized gross gains of $581,000 and gross losses of $306,000 on sales of available-for-sale securities.

In the fourth quarter of 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer that managed a trading account of the Company.  Net realized investment losses reported in the accompanying Consolidated Statement of Operations for 2010 includes a loss of $1,266,000 consisting of the reversal of $500,000 of anticipated Securities Investor Protection Corporation (“SIPC”) recoveries initially recorded in 2008 and $766,000 of withdrawals by AMIC deemed subject to return.  A settlement agreement was entered into with the trustee in the first quarter of 2011 and payment by the Company was made in the third quarter of 2011.

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

The following tables present our financial assets measured at fair value on a recurring basis at December 31, 2011 and 2010, respectively (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$30,475	$-	$30,475
CMO - residential	-	1,024	864	1,888
CMO – commercial	-	-	215	215
States, municipalities and political
subdivisions	-	9,367	-	9,367
U.S. Government	-	6,291	-	6,291
GSE	-	8,983	-	8,983
MBS	-	212	-	212
Total fixed maturities	-	56,352	1,079	57,431

Equity securities available-for-sale:
Common stock	851	-	-	851
Preferred stock with maturities	308	-	-	308
Preferred stock without maturities	3,072	-	-	3,072
Total equity securities	4,231	-	-	4,231

Total financial assets	$4,231	$56,352	$1,079	$61,662

	December 31, 2010
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$15,769	$-	$15,769
CMO - residential	-	634	1,559	2,193
CMO – commercial	-	-	323	323
States, municipalities and political
subdivisions	-	17,064	-	17,064
U.S. Government	-	10,296	-	10,296
GSE	-	7,818	-	7,818
MBS	-	273	-	273
Total fixed maturities	-	51,854	1,882	53,736

Equity securities available-for-sale:
Common stock	610	-	-	610
Preferred stock with maturities	327	-	-	327
Preferred stock without maturities	3,060	-	-	3,060
Total equity securities	3,997	-	-	3,997

Total financial assets	$3,997	$51,854	$1,882	$57,733

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the year ending December 31, 2011, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category as a result of limited or inactive markets during 2011.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during 2011.  Three securities were sold out of the Level 3 category in 2011 and one security was sold out of the Level 3 category in 2010.  The changes in the carrying value of Level 3 assets and liabilities for the years ended December 31, 2011 and 2010 are summarized as follows (in thousands):

	CMOs
	Residential	Commercial	Total

Balance, December 31, 2009	$1,786	$310	$2,096

Repayments of fixed maturities	(257)	-	(257)
Net realized investment losses	(8)	-	(8)
Sales of securities	(232)	-	(232)
Other-than-temporary
Impairment losses	(179)	-	(179)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	449	13	462

Balance, December 31, 2010	$1,559	$323	$1,882

Repayments of fixed maturities	(132)	-	(132)
Net realized investment gains	55	-	55
Sales of securities	(512)	-	(512)
Other-than-temporary
Impairment losses	(67)	-	(67)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	(39)	(108)	(147)

Balance, December 31, 2011	$864	$215	$1,079

9.  Investment in Majestic

At December 31, 2011 and December 31, 2010, the Company had an equity investment in Majestic with a carrying value of $797,000 and $788,000, respectively.  For years 2011, 2010 and 2009, the Company recorded $9,000, ($45,000) and ($29,000), respectively, for its share of income (loss) from its investment in other income in the Consolidated Statements of Operations.

10.  Fixed Assets

Fixed assets, which are included in other assets, consist of the following (in thousands):

	As of December 31,
	2011	2010

Furniture and fixtures	$750	$682
Leasehold improvements	130	126
Equipment	1,030	1,011
Total	1,910	1,819
Less: allowance for depreciation	(1,776)	(1,707)
Fixed assets, net	$134	$112

11.  Commitments and Contingencies

Fixed maturities with a carrying value of $4,706,000 are on deposit with various state insurance departments at December 31, 2011.

The Company has operating leases for office space and certain other office equipment.  These operating leases provide for minimum rents and generally include options to renew for additional periods.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011, are as follows (in thousands):

Year Ending	Net Operating
December 31,	Leases
2012	$105
2013	100
2014	65
2015	60
2016	31
2017 and thereafter	-
Total	$361

The Company's net rent expense for years 2011, 2010, and 2009 were $222,000, $355,000, and $482,000, respectively.

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

12.  Share-Based Compensation

2009 Stock Incentive Plan ("2009 Plan")

Effective July 1, 2009, the Company implemented the 2009 Plan, which the Company's stockholders approved on June 19, 2009.  The 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting 25% on the first year anniversary date of the grant and ratably over the next 36 months.  The 1998 Plan, which expired by its terms on October 7, 2008, had reserved for issuance a total of 7,154,198 common stock shares.  At December 31, 2011, stock options for 333,956 common stock shares were outstanding, stock options for 310,622 common stock shares were vested, and 6,517,221 common stock shares that had not been issued remained available for future stock options grants and other awards.  Awards made under the 1998 Plan prior to its expiration are still in effect.

Total share-based compensation expense was $43,000, $74,000 and $99,000 for the twelve months ended December 31, 2011, 2010 and 2009, respectively.  Related tax benefits of $15,000, $26,000 and $35,000 were recognized for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

Stock Options

The Company’s stock option activity for the year ended December 31, 2011 was as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2010	359,234	$9.95

Granted	20,001	5.52
Expired	(31,668)	4.50
Exercised	(13,611)	4.24

Balance, December 31, 2011	333,956	$10.43

Compensation expense was $36,000, $56,000, and $74,000 for the twelve months ended December 31, 2011, 2010, and 2009, respectively.  As of December 31, 2011, there was approximately $80,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2011:

	Outstanding	Exercisable

Number of options	333,956	310,622
Weighted average exercise price per share	$10.43	$10.82
Aggregate intrinsic value of options	$-	$-
Weighted average contractual term remaining	3.12 years	2.67 years

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for years 2011 and 2010:

	Year Ended
	December 31,
	2011	2010

Volatility	36.89%	45.00%
Risk-free interest rate	3.11%	3.69%
Dividend yield	-	-
Expected lives in years	5.0	5.0
Weighted average fair value	$3.02	$2.79

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards were issued in 2011 and 2010.  Restricted stock expense was $7,000, $18,000 and $25,000 for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2011:

		Weighted
	No. of	Average
	Non-vested	Exercise
	Shares	Price

Balance, December 31, 2010	2,500	$6.92

Vested	(1,500)	6.92
Forfeited	(1,000)	6.92

Balance, December 31, 2011	0	$0

13.  Related Party Transactions

Independence American derives a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life and Madison National Life have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2011 and 2010, Standard Security Life and Madison National Life ceded an average of approximately 20%, respectively, of their medical stop-loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s DBL business.  Standard Security Life and Madison National Life ceded approximately 9% of the majority of its fully insured health business to Independence American in 2011 and 2010.

Independence American assumes these premiums from Standard Security Life and Madison National Life, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health business written by Independence American.  Additionally, Risk Solutions markets, underwrites and provides administrative services, medical management, and claims adjudication, for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC.  Risk Solutions records related income, assets and liabilities in connection with that business.  Risk Solutions performs certain functions for Majestic and Alliance Underwriters (“AU”) (a subsidiary of IHC).  Accordingly, Risk Solutions allocates proportionate fees and expenses to Majestic and AU.  Such related party information is disclosed on the Consolidated Balance Sheets and Consolidated Statements of Operations.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.  The cost of this coverage is split proportionally between the Company and IHC according to the type of risk and the Company’s portion is recorded in Selling, General and Administrative Expenses.

IHC provides the Company with pro rata quota share reinsurance on business written by Independence American.  Independence American cedes a certain percentage of its direct stop-loss business sold through Risk Solutions to Madison National Life.  Independence American incurs an administration expense on its retained share of major medical for individual and families business that is paid to IHC Health Solutions, a subsidiary of IHC.

The Company and its subsidiaries incurred expense of $1,136,000 and $1,151,000 for the twelve months ended December 31, 2011 and 2010, respectively, from service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to the Company and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

14.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return on a September 30 fiscal tax year.  The provision for income taxes for the periods ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended
	December 31,
	2011	2010	2009
	(In thousands)
CURRENT:

U.S. Federal	$-	$36	$35
State and local	(82)	(99)	(1)
	(82)	(63)	34

DEFERRED:
U.S. Federal	1,258	1,023	1,311
State and local	131	131	127
	1,389	1,154	1,438

	$1,307	$1,091	$1,472

Taxes computed at the federal statutory rate of 35% for the years ended December 31, 2011, 2010 and 2009 are reconciled to the Company's actual income tax expense as follows:

	2011	2010	2009
	(In thousands)

Tax computed at the statutory rate	$1,330	$1,117	$1,430
Dividends received deduction and tax exempt interest	(59)	(55)	(46)
State and local income taxes, net of federal effect	32	21	82
Other, net	4	8	6
Income tax	$1,307	$1,091	$1,472

The current federal income tax provision for the periods ending December 31, 2010 and 2009 represents only federal alternative minimum tax due to the Company’s federal net operating loss carryforwards.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
DEFERRED TAX ASSETS:
Investments	$216	$742
Unpaid accruals	-	161
Property and equipment	-	141
Other	-	35
Compensation accruals	1,032	1,012
Derivative liability	-	908
Insurance reserves	119	131
Net operating loss carryforwards	98,067	97,655

Total gross deferred tax assets	99,434	100,785

Less valuation allowance	(84,665)	(86,059)

Net deferred tax assets	14,769	14,726

DEFERRED TAX LIABILITIES:
Goodwill	(750)	(516)
MGU partnership income	(4,400)	(3,924)
Unrealized securities gains	(447)	(36)
Other	(180)	-
State taxes	(442)	(314)
Total gross deferred tax liabilities	(6,219)	(4,790)
Net deferred tax asset	$8,550	$9,936

During the year ended December 31, 2011 and 2010 the Company decreased its valuation allowance by $1,394,000 and $325,000, respectively.  The valuation allowance at December 31, 2011 and 2010 was primarily related to net operating loss carryforwards that, in the judgment of management, were not considered realizable.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2011.

At December 31, 2011, the Company had federal NOL carryforwards of approximately $274,718,000 which expire as follows (in thousands):

Tax Year:
2019	$16,675
2020	70,827
2021	142,530
2022	41,252
2023	528
2024	2
2025	-
2026	354
2027	-
2028	2
2029	1,372
2030	-
2031	1,176
$274,718

At December 31, 2011, the Company also had NOL carryforwards of approximately $25,814,000 for state income tax purposes, primarily in the State of California.  Management believes that it is more likely than not that the state tax benefit of these net operating loss carryforwards will not be realized and has provided a valuation allowance against the full amount.

The Internal Revenue Service ("IRS") is currently auditing the Company’s 2009 consolidated income tax return. The IRS has previously audited the Company’s 2003 and 2004 consolidated income tax returns and made no changes to the reported tax for those periods.  Management believes that it has made adequate provision for all income tax uncertainties, such that the outcome of any unresolved issues or claims will not result in a material change to our financial position or results of operations.

Interest expense and penalties for the years ended December 31, 2011, 2010 and 2009 are insignificant.

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

As of December 31, 2011, AMIC believes there were no material uncertain tax positions that would require disclosure under GAAP.

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

	Year Ended
	December 31,
	2011	2010
	(In thousands)

Balance at a beginning of period	$22,009	$26,109
Less: reinsurance recoverables	(2,811)	(2,805)
Net balance at beginning of period	19,198	23,304
Amount incurred:
Current year	49,018	51,035
Prior years	(1,250)	(809)
Total	47,768	50,226
Amount paid, related to:
Current year	32,530	33,944
Prior years	16,121	20,388
Total	48,651	54,332
Net balance at end of period	18,315	19,198

Plus: reinsurance recoverables	2,715	2,811
Balance at end of period	$21,030	$22,009

The preceding schedule reflects (i) due and unpaid claims, (ii) claims in the course of settlement, (iii) estimated incurred but not reported reserves and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year.  The amount incurred in 2011 for prior years of $(1,250,000) is a result of a redundancy of $788,000 of fully insured health reserves, $225,000 of DBL reserves and $237,000 of medical stop-loss reserves.  The amount incurred in 2010 for prior years of $(809,000) is a result of a redundancy of $1,355,000 of fully insured health reserves and of $340,000 of DBL reserves, offset by the re-estimation of unpaid losses on medical stop-loss reserves of $886,000.  Fluctuations are generally the result of on-going analysis of recent loss development trends.

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

16.  Reinsurance

Independence American reinsures a portion of its direct business in order to limit the assumption of disproportionate risks.  Amounts not retained are ceded to other companies on an automatic basis.  Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.  At December 31, 2011, Independence American ceded to highly rated reinsurers.

The effect of reinsurance on insurance benefits and premiums earned is as follows (in thousands):

		ASSUMED	CEDED		% OF
		FROM	TO		AMOUNT
	DIRECT	OTHER	OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
Insurance Benefits:
Year ended December 31, 2011	$26,770	$27,238	$6,240	$47,768	57%
Year ended December 31, 2010	25,265	31,467	6,506	50,226	63%
Year ended December 31, 2009	25,272	39,516	5,131	59,657	66%

Premiums Earned:
Year ended December 31, 2011	$39,893	$42,088	$9,533	$72,448	58%
Year ended December 31, 2010	41,264	45,315	12,720	73,859	61%
Year ended December 31, 2009	37,396	56,664	8,545	85,515	66%

17.  Dividend Restrictions on Insurance Subsidiary

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner, if such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including realized capital gains, for the twelve-month period ending the December 31 next preceding.  Such dividends may be paid as long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American paid dividends of $1,000,000 in 2011 and of $1,500,000 in 2010.

Independence American’s statutory surplus was $50,466,000 (unaudited) as of December 31, 2011 and $47,392,000 as of December 31, 2010.  Independence American’s statutory net income was $3,407,000 (unaudited) for 2011, $2,697,000 for 2010, and $2,760,000 for 2009.

18.  Other Comprehensive Income

The components of other comprehensive income include (i) net income or loss reported in the Consolidated Statements of Operations, (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on investment securities available for sale including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired, and (iii) the non-credit related component of other-than-temporary impairments of fixed maturities and equity securities.

The comprehensive income for years 2011, 2010 and 2009 is summarized as follows (in thousands):

	Year Ended
	December 31,
	2011	2010	2009

Net income	$3,184	$2,982	$3,166
Unrealized gains arising during
the period	1,606	506	3,605
Reclassification adjustment for (gains) losses
included in earnings	(520)	244	(275)
Reclassification of losses recognized as other-than-
temporary impairments in earnings	89	179	-
Net unrealized gains on certain available-
for-sale securities arising during the period	1,175	929	3,330
Comprehensive income	4,359	3,911	6,496
Comprehensive income attributable to
non-controlling interests	(690)	(883)	(554)
Comprehensive income attributable to
American Independence Corp.	$3,669	$3,028	$5,942

Included in accumulated other comprehensive income at December 31, 2011 and 2010 are adjustments of $140,000 and $99,000, respectively, related to the non-credit related component of other-than-temporary impairment losses recorded.  In 2011, unrealized gains arising during the period include losses of $41,000, representing the non-credit portion of other-than-temporary impairments.

19.  Marketing Agreement

In February 2006, Independence American entered into an agreement (the “EDH Agreement”) with Employers Direct Health, Inc. (“EDH”).  Under the EDH Agreement, EDH began writing employer medical stop-loss for Independence American in 2006, and moved the majority of its existing block of employer-sponsored group major medical and medical stop-loss to Independence American during 2007.  The employer-sponsored group major medical product is part of the Company’s fully insured health line of business.  As part of the EDH Agreement, an affiliate of EDH and Independence American agreed to a profit/loss sharing arrangement whereby Independence American will pay to, or receive from, such affiliate 35% of the underwriting profit or loss associated with the fully insured and medical stop-loss business written by Independence American through treaty year 2009.  For treaty year 2010, the profit/loss sharing percentage remained at 35% for fully insured business and increased to 50% for medical stop-loss business.  For treaty year 2011, the profit/loss sharing percentage remained at 35% for fully insured business and increased to 65% for medical stop-loss business.  Accordingly, the Company has recorded a profit sharing commission expense on the business underwritten in the twelve months period ended December 31, 2011.  For treaty year 2012, the profit/loss sharing percentage increased to 65% for fully insured business and remained at 65% for medical stop-loss business.

Derivative Liability

The EDH Agreement entered into in February 2006 expired by its terms on December 31, 2011.  In 2006, the Company recorded a derivative liability (“EDH Derivative”) and an intangible asset on its balance sheet in the amount of $743,000 to account for the fair value of such contingent payment at closing.  The EDH Derivative was evaluated each quarter and is recorded in the Consolidated Balance Sheet as a liability at fair value.  The corresponding changes in unrealized gains or losses are reported in other income (loss) in the Consolidated Statements of Operations.

As a result of an actuarial evaluation of certain performance thresholds of EDH’s block of business, the Company determined that such thresholds were not achieved.  Therefore, the fair value of the derivative liability representing the contingent payment to EDH was $0 as of December 31, 2011 and 2010.

The gain recognized on the derivative for the twelve months ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

		Amount of Gain
		Recognized in Income
		on Derivative
	Location of Gain	Year Ended
Derivatives Not Designated as	Recognized in Income on	December 31,
Hedging Instruments	Derivative	2011	2010	2009
EDH Derivative	Other income	$-	$-	$205
Total		$-	$-	$205

20.  Acquisition

In the third quarter of 2011, the Company acquired an additional 28% ownership interest in IPA from non-controlling interests for cash consideration of $450,000, thereby increasing its ownership in IPA to 79% at September 30, 2011.  As a result of this transaction, the Company recorded a $450,000 debit to additional paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the non-controlling interests which was zero at September 30, 2011.  On December 31, 2011, the Company acquired an additional 10.6% ownership interest in IPA from non-controlling interests for cash consideration of $75,000, thereby increasing its ownership in IPA to 89.6%.  As a result of this transaction, the Company recorded an additional debit of $75,000 to additional paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the non-controlling interests which was zero at December 31, 2011.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011.  Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2011 to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms.  As a result of this evaluation, there were no significant deficiencies in the Company's internal control over financial reporting during the twelve months ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(b) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("US GAAP") and includes those policies and procedures that:

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate.  Accordingly, even internal controls determined to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Exchange Act is recorded, processed, summarized and represented within the time periods required.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2012, which definitive proxy statement will be filed with the SEC.

Our written Code of Business Ethics and Corporate Code of Conduct may be found on our website, www.americanindependencecorp.com, under the Corporate Information / Corporate Governance tabs.  Both Codes apply to all of our directors, officers and employees, including our principal executive officer and our senior financial officers.  Any amendment to or waiver from either of the Codes will be posted to the same location on our website, to the extent such disclosure is legally required.

Item 11.

Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2012, which definitive proxy statement will be filed with the SEC.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2012, which definitive proxy statement will be filed with the SEC.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2012, which definitive proxy statement will be filed with the SEC.

Item 14.

Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2012, which definitive proxy statement will be filed with the SEC.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

* (1) Financial Statement Schedules.	Page
Schedule I – Summary of investments – other than investments in related parties	81
Schedule II – Financial information of Parent Company	82-84
Schedule III – Supplementary insurance information	85
Schedule V – Valuation and Qualifying Accounts	86

* All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(2) Exhibits. See Index to Exhibits included in this Annual Report on Form 10-K	80
Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2012.

AMERICAN INDEPENDENCE CORP.

Signature

/s/ Roy T.K. Thung	Chief Executive Officer
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ Teresa A. Herbert	Chief Financial Officer and Senior Vice President
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on March 15, 2012.

Signature

/s/ Edward A. Bennett	Director
(Edward A. Bennett)

/s/ Ronald I. Simon	Director
(Ronald I. Simon)

/s/ Roy T. K. Thung	Director
(Roy. T.K. Thung)

/s/ Myron M. Picoult	Director
(Myron M. Picoult)

/s/ James G. Tatum	Director
(James G. Tatum)

/s/ Teresa A. Herbert	Director
(Teresa A. Herbert)

/s/ David T. Kettig	Director
(David T. Kettig)

/s/ Steven B. Lapin	Director
(Steven B. Lapin)

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

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

AS OF DECEMBER 31, 2011

(In thousands)

			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
BONDS:
Corporate securities	$30,031	$30,475	$30,475
Collateralized mortgage obligations (CMO) -
residential	1,760	1,888	1,888
CMO - commercial	579	215	215
States, municipalities and political subdivisions	8,851	9,367	9,367
U.S. Government	5,982	6,291	6,291
Government sponsored enterprise (GSE)	8,900	8,983	8,983
Agency mortgage backed pass through
securities (MBS)	196	212	212

TOTAL FIXED MATURITIES	56,299	57,431	57,431

EQUITY SECURITIES
Common stock	831	851	851
Preferred stock with maturities	273	308	308
Preferred stock without maturities	2,981	3,072	3,072

TOTAL EQUITY SECURITIES	4,085	4,231	4,231

Securities purchased under agreements to resell	2,679	2,679	2,679

TOTAL INVESTMENTS	$63,063	$64,341	$64,341

SCHEDULE II

AMERICAN INDEPENDENCE CORP.

BALANCE SHEETS

(PARENT COMPANY ONLY)

(In thousands, except share data)

	As of December 31,
	2011	2010

ASSETS:
Cash and cash equivalents	$460	$594
Fixed maturities available-for-sale, at fair value	3,556	4,756
Investments in continuing consolidated subsidiaries	80,010	77,151
Other receivables	1,025	3
Other assets	502	506
Deferred tax asset	8,992	10,250

TOTAL ASSETS	$94,545	$93,260

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$556	$1,200

TOTAL LIABILITIES	556	1,200

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock, 9,181,793 shares
issued, respectively; 8,272,332 shares and 8,508,591
outstanding, respectively	92	92
Paid-in capital	479,418	479,910
Accumulated other comprehensive loss:
Unrealized gain on investments, net	1,278	103
Treasury stock, at cost, 909,461 shares and 673,202, respectively	(9,107)	(7,976)
Accumulated deficit	(377,692)	(380,069)

TOTAL STOCKHOLDERS' EQUITY	93,989	92,060

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,545	$93,260

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2011	2010	2009

REVENUES:
Net investment income	$45	$16	$1
Net realized investment gains (losses)	11	(1,266)	-
Other income	-	-	1
	56	(1,250)	2

EXPENSES:
General and administrative expenses and other	1,838	1,589	1,438
	1,838	1,589	1,438

Loss before income tax expense	(1,782)	(2,839)	(1,436)
Income tax benefit	(620)	(989)	(495)

Loss before equity in net income of subsidiaries	(1,162)	(1,850)	(941)
Equity in net income of subsidiaries, net of tax	4,346	4,832	4,107

Net income	3,184	2,982	3,166
Less: Net income attributable to the non-controlling interest	(690)	(883)	(554)

Net income attributable to American Independence Corp.	$2,494	$2,099	$2,612

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,184	$2,982	$3,166
Adjustments to reconcile net income
to net cash provided from operating
activities:
Deferred tax expense	1,389	1,154	1,438
Equity in net income of subsidiaries	(4,346)	(4,832)	(4,107)
Net realized investment (gains) losses	(11)	1,266	-
Non-cash compensation expense	43	74	99
Change in operating assets and liabilities:
Change in deferred tax asset	(131)	(131)	(126)
Change in other assets and liabilities	(893)	288	(290)

Net cash provided by (used by) operating activities of continuing
operations	(765)	801	180
Net cash used by operating activities of discontinued operations	-	(93)	(260)
Net cash provided by (used by) operating activities	(765)	708	(80)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in investments in and advances to
consolidated subsidiaries	1,958	3,023	496
IPA acquisition of non-controlling interest	(525)	-	-
Change in loan receivable	(750)	-	-
Purchases of fixed maturities	-	(4,747)	-
Sales of fixed maturities	1,201

Net cash provided by (used by) investing activities	1,884	(1,724)	496

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	57	45	-
Repurchase of common stock	(1,310)	(60)	-

Net cash used by financing activities	(1,253)	(15)	-

Increase (decrease) in cash and cash equivalents	(134)	(1,031)	416
Cash and cash equivalents, beginning of period	594	1,625	1,209
Cash and cash equivalents, end of period	$460	$594	$1,625

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$7	$9	$28

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

					INSURANCE	SELLING,
					BENEFITS,	GENERAL
				NET	CLAIMS	AND
	INSURANCE	UNEARNED	PREMIUMS	INVESTMENT	AND	ADMINISTRATIVE	PREMIUMS
	RESERVES	PREMIUMS	EARNED	INCOME (1)	RESERVES	EXPENSES (2)	WRITTEN

YEAR ENDED DECEMBER 31, 2011:
Independence American:
Medical stop-loss	$14,165	$-	$38,569	$1,417	$25,759	$11,497	$38,569
Fully Insured Health	6,259	287	30,913	496	20,198	6,935	31,188
DBL	606	140	2,966	68	1,811	917	2,987
Total Independence American	21,030	427	72,448	1,981	47,768	19,349	72,744
Risk Solutions and Agencies	-	-	-	163	-	13,737	-
Corporate	-	-	-	45	-	1,838	-
Total	$21,030	$427	$72,448	$2,189	$47,768	$34,924	$72,744

YEAR ENDED DECEMBER 31, 2010:
Independence American:
Medical stop-loss	$15,089	$-	$39,247	$1,683	$28,789	$10,923	$39,247
Fully Insured Health	6,272	11	31,394	508	19,568	7,725	31,376
DBL	648	120	3,218	75	1,869	936	3,218
Total Independence American	22,009	131	73,859	2,266	50,226	19,584	73,841
Risk Solutions and Agencies	-	-	-	236	-	13,071	-
Corporate	-	-	-	16	-	1,589	-
Total	$22,009	$131	$73,859	$2,518	$50,226	$34,244	$73,841

YEAR ENDED DECEMBER 31, 2009:
Independence American:
Medical stop-loss	$17,539	$-	$46,378	$1,942	$30,937	$14,186	$46,378
Fully Insured Health	7,890	29	35,834	548	26,823	7,719	35,783
DBL	680	120	3,303	72	1,898	999	3,303
Total Independence American	26,109	149	85,515	2,562	59,658	22,904	85,464
Risk Solutions and Agencies	-	-	-	361	-	14,768	-
Corporate	-	-	-	1	-	1,437	-
Total	$26,109	$149	$85,515	$2,924	$59,658	$39,109	$85,464

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

SCHEDULE V

AMERICAN INDEPENDENCE CORP.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	Of Period	Expenses	Accounts	Deductions	End of Period

Valuation Allowance on Deferred
Tax Asset:
Year ended December 31, 2011	$86,059	$(411)	$-	$(983) (a)	$84,665
Year ended December 31, 2010	$86,384	$(325)	$-	$-	$86,059
Year ended December 31, 2009	$87,515	$(1,131)	$-	$-	$86,384

Net Liabilities Associated with
Discontinued Operations:
Year ended December 31, 2011	$-	$-	$-	$-	$-
Year ended December 31, 2010	$106	$-	$-	$106	$-
Year ended December 31, 2009	$366	$-	$-	$260	$106

______________________________________________________

(a) Decrease due to deferred tax assets no longer required.