Form 10-Q
period 2012-03-31
AMERICAN INDEPENDENCE CORP
filed 2012-05-10
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2012
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [X]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2012
Common stock, $0.01 par value	8,272,332 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,
	2012	December 31,
ASSETS:	(Unaudited)	2011
Investments:
Securities purchased under agreements to resell	$2,922	$2,679
Trading securities	1,022	-
Fixed maturities available-for-sale, at fair value	57,588	57,431
Equity securities available-for-sale, at fair value	3,394	4,231

Total investments	64,926	64,341

Cash and cash equivalents	2,123	1,748
Restricted cash ($10,683 and $5,284, respectively, restricted by related parties)	14,750	7,975
Accrued investment income	517	654
Premiums receivable ($3,250 and $2,884, respectively, due from related parties)	7,913	7,461
Net deferred tax asset	8,434	8,992
Due from reinsurers ($3,747 and $3,384, respectively, due from related parties)	7,166	7,368
Goodwill	23,561	23,561
Intangible assets	872	906
Accrued fee income ($1,099 and $1,000, respectively, due from related parties)	1,701	1,192
Due from securities brokers	413	296
Other assets ($295 and $5, respectively, due from related parties)	8,385	8,286

TOTAL ASSETS	$140,761	$132,780

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($9,426 and $8,998, respectively, due to related parties)	$20,103	$21,030
Premium and claim funds payable ($10,683 and $5,284, respectively,
due to related parties)	14,750	7,975
Commission payable ($1,720 and $1,667, respectively, due to related parties)	3,389	3,020
Accounts payable, accruals and other liabilities ($1,119 and $687, respectively,
due to related parties)	4,470	3,858
State income taxes payable	512	481
Due to securities brokers	36	3
Due to reinsurers ($602 and $729, respectively, due to related parties)	2,553	2,424

Total liabilities	45,813	38,791

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,272,332 shares outstanding, respectively	92	92
Additional paid-in capital	479,426	479,418
Accumulated other comprehensive income	1,124	1,278
Treasury stock, at cost, 909,461 shares, respectively	(9,107)	(9,107)
Accumulated deficit	(376,587)	(377,692)
Total American Independence Corp. stockholders’ equity	94,948	93,989
Non-controlling interest in subsidiaries	-	-
Total equity	94,948	93,989
TOTAL LIABILITIES AND EQUITY	$140,761	$132,780

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2012	2011

REVENUES:
Premiums earned ($9,004 and $8,055, respectively, from related parties)	$18,457	$17,769
Fee and agency income ($962 and $852, respectively, from related parties)	3,128	3,316
Net investment income	496	559
Net realized investment gains (losses)	126	(15)
Other income	27	93
	22,234	21,722

EXPENSES
Insurance benefits, claims and reserves ($5,589 and $4,946,
respectively, from related parties)	11,691	11,048
Selling, general and administrative expenses ($3,120 and $2,996,
respectively, from related parties)	8,593	8,908
Amortization and depreciation	45	214
	20,329	20,170

Income before income tax	1,905	1,552
Provision for income taxes	608	495

Net income	1,297	1,057
Less: Net income attributable to the non-controlling interest	(178)	(120)

Net income attributable to American Independence Corp.	$1,119	$937

Basic income per common share:
Net income attributable to American Independence Corp. common stockholders	$.14	$.11

Weighted-average shares outstanding	8,272	8,511

Diluted income per common share:
Net income attributable to American Independence Corp. common stockholders	$.14	$.11

Weighted-average diluted shares outstanding	8,272	8,511

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Three Months
	Ended March 31,
	2012	2011

Net Income	$1,297	$1,057
Other comprehensive income:
Unrealized holding losses arising during the period	(28)	(96)
Less: reclassification adjustment for (gains) losses included in net income	(126)	15
Other comprehensive income	(154)	(81)
Comprehensive income	1,143	976
Less: comprehensive income attributable to non-controlling interests	(178)	(120)
Comprehensive income attributable to American Independence Corp.	$965	$856

_______________________________________________________________________________________________

See accompanying Notes to Condensed Consolidated Financial Statement

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

Three Months Ended March 31, 2012

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2011	$92	$479,418	$1,278	$(9,107)	$(377,692)	$93,989	$-	$93,989

Net income					1,119	1,119	178	1,297
Other comprehensive income			(154)			(154)	-	(154)
Dividends paid to non-controlling interest							(192)	(192)
Other					(14)	(14)	14	-
Share-based compensation expense		8				8	-	8

BALANCE AT MARCH 31, 2012	$92	$479,426	$1,124	$(9,107)	$(376,587)	$94,948	$-	$94,948

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,297	$1,057
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment (gains) losses	(126)	15
Amortization and depreciation	45	214
Equity (income) loss	(10)	5
Deferred tax expense	589	495
Non-cash stock compensation expense	8	16
Change in operating assets and liabilities:
Net purchases of trading securities	(134)	-
Change in insurance reserves	(927)	(542)
Change in net amounts due from and to reinsurers	331	(379)
Change in accrued fee income	(509)	(479)
Change in claims fund	(172)	(69)
Change in commissions payable	369	64
Change in premiums receivable	(452)	420
Change in income taxes	17	-
Change in other assets and other liabilities	801	(304)

Net cash provided by operating activities	1,127	513

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(84)	(115)
Net sales of securities under resale and repurchase agreements	(243)	2,649
Sales of and principal repayments on fixed maturities	4,865	7,779
Maturities and other repayments of fixed maturities	941	1,479
Purchases of fixed maturities	(6,231)	(10,722)
Sales of equity securities	-	849
Purchases of equity securities	-	(2,717)

Net cash used by investing activities	(752)	(798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	21

Net cash provided by financing activities	-	21

Increase (decrease) in cash and cash equivalents	375	(264)
Cash and cash equivalents, beginning of period	1,748	2,614
Cash and cash equivalents, end of period	$2,123	$2,350

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$2	$2

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; and d) our 89.6% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization.  After the end of the first quarter of 2011, the Company consolidated its wholly owned subsidiaries, IHC Risk Solutions – RAS (formerly known as Risk Assessment Strategies, Inc. ("RAS")), IHC Risk Solutions – IIG (“IIG”), and IHC Risk Solutions, Inc. (“RSI”), formerly known as Excess Claims Administrators, Inc into IHC Risk Solutions – Marlton (formerly known as Marlton Risk Group LLC ("Marlton")) and changed the name of the merged entity to IHC Risk Solutions, LLC (“Risk Solutions”).

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 78.5% of AMIC's stock as of March 31, 2012.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical and group major medical.

(B)

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 is not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance related to evaluating goodwill for impairment.  The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test.  Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance.  An entity may begin or resume performing the qualitative assessment in any subsequent period.  This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance, effective January 1, 2012, did not have a material effect on the Company’s consolidated financial statements.

In June and December 2011, the FASB issued guidance that requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For public entities, the amendments were effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively.  The adoption of this guidance only affected the Company’s presentation of comprehensive income and did not effect the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  Some of the amendments in this update clarify the FASB’s intent about the application of certain existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  None of the amendments in this update require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  For public entities, this guidance was effective during interim and annual periods beginning after December 15, 2011.  The adoption of this guidance, effective January 1, 2012, did not have a material effect on the Company’s consolidated financial statements.

In April 2011, the FASB issued guidance that amends existing standards with regards to transfers of financial assets under repurchase and other agreements that entitle and obligate the transferor to repurchase or redeem the assets prior to maturity. Specifically, with respect to assessing effective control in such agreements, the criteria that the transferor must have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even upon the transferee's default, has been eliminated; as has the corresponding criterion calling for the transferor to have obtained cash or other sufficient collateral to purchase replacement assets from a third party, which was required to demonstrate such ability. This guidance was effective for the first interim or annual period beginning after December 15, 2011.  The adoption of this guidance, effective January 1, 2012, did not have a material effect on the Company’s consolidated financial statements.

In October 2010, the FASB issued guidance that specifies the accounting treatment for the costs incurred by insurance entities when acquiring new and renewal insurance contracts.  The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The adoption of this guidance, which was applied prospectively January 1, 2012, had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the FASB issued guidance to amend the disclosure requirements on offsetting financial instruments and related derivatives.  Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Restricted stock and common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  For the three months ended March 31, 2012 and 2011, shares from the assumed dilution due to the exercise of common stock options and vesting of restricted stock using the treasury stock method were deemed anti-dilutive.

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

Fee and Agency income consisted of the following:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)

Agency income	$1,799	$1,800
Fee income–administration	1,271	1,247
Fee income– profit commissions	58	269

	$3,128	$3,316

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	MARCH 31, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$30,141	$455	$(146)	$30,450
Collateralized mortgage obligations (CMO) –
residential	1,155	168	(2)	1,321
CMO – commercial	579	-	(366)	213
States, municipalities and political subdivisions	8,460	548	(11)	8,997
U.S. Government	6,728	260	(4)	6,984
Government sponsored enterprise (GSE)	9,350	129	(63)	9,416
Agency mortgage backed pass
through securities (MBS)	191	16	-	207
Total fixed maturities	$56,604	$1,576	$(592)	$57,588

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Preferred stock with maturities	$273	$53	$-	$326
Preferred stock without maturities	2,981	87	-	3,068
Total available-for-sale equity securities	$3,254	$140	$-	$3,394

	DECEMBER 31, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$30,031	$510	$(66)	$30,475
CMO - residential	1,760	168	(40)	1,888
CMO – commercial	579	-	(364)	215
States, municipalities and political subdivisions	8,851	528	(12)	9,367
U.S. Government	5,982	309	-	6,291
GSE	8,900	129	(46)	8,983
MBS	196	16	-	212
Total fixed maturities	$56,299	$1,660	$(528)	$57,431

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Common stock	$831	$42	$(22)	$851
Preferred stock with maturities	273	35	-	308
Preferred stock without maturities	2,981	91	-	3,072
Total available-for-sale equity securities	$4,085	$168	$(22)	$4,231

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The unrealized gains (losses) on certain available-for-sale securities (residential CMO’s and certain preferred stocks with maturities) at March 31, 2012 and December 31, 2011 include $99,000 and $140,000, respectively, of the non-credit related component of other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$3,323	$3,361	6%
Due after one year through five years	23,090	23,655	41%
Due after five years through ten years	14,878	15,050	26%
Due after ten years	6,919	7,186	12%
	48,210	49,252	85%

CMO and MBS
15 years	2,335	2,149	4%
30 years	6,059	6,187	11%

	$56,604	$57,588	100%

The following tables summarize, for all securities in an unrealized loss position at March 31, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$6,777	$96	$1,944	$50	$8,721	$146
CMO – residential	5	2	-	-	5	2
CMO – commercial	-	-	213	366	213	366
U.S. Government	1,237	4	-	-	1,237	4
States, municipalities and political subdivisions	1,397	11	-	-	1,397	11
GSE	408	1	2,821	62	3,229	63
Total fixed maturities	$9,824	$114	$4,978	$478	$14,802	$592

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$8,538	$57	$1,154	$9	$9,692	$66
CMO – residential	-	-	348	40	348	40
CMO – commercial	-	-	215	364	215	364
States, municipalities and political subdivisions	576	12	-	-	576	12
GSE	2,847	43	410	3	3,257	46
Total fixed maturities	$11,961	$112	$2,127	$416	$14,088	$528

EQUITY SECURITIES:

Common stock	$446	$22	$-	$-	$446	$22
Total equity securities	$446	$22	$-	$-	$446	$22

At March 31, 2012, a total of 12 fixed maturities were in a continuous unrealized loss position for less than 12 months.  Also, at March 31, 2012, a total of 5 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  At December 31, 2011, a total of 9 fixed maturities and 6 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2011, a total of 5 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

Substantially all of the unrealized losses on fixed maturities at March 31, 2012 and December 31, 2011 were attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The unrealized losses on corporate securities and state and political subdivisions are due to wider spreads.  Spreads have widened in recent years as investors shifted funds to US Treasuries in response to the current market turmoil.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

At March 31, 2012, the Company had $610,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 64.3% were in CMOs that originated in 2005 or earlier and 35.7% were in CMOs that originated in 2006 or later.  The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase.

Other-Than-Temporary Impairment Evaluations

The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates.  If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Condensed Consolidated Statement of Operations.  If a decline in fair value of a debt security is judged by management to be other-than-

temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists.  For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Condensed Consolidated Statements of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Condensed Consolidated Balance Sheets.  It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

Balance at December 31, 2011	$145
Securities sold	(46)

Balance at March 31, 2012	$99

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

5.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Sales of available-for-sale securities:
Fixed maturities	$69	$2
Common stock	-	(17)
Total sales of available-for-sale securities	69	(15)

Sales of trading securities	34	-

Unrealized gain (loss) on trading securities:
Available-for-sale securities transferred
to trading category on January 1, 2012	20	-
Change in unrealized gain on trading securities	3	-
Total unrealized gain on trading securities	23	-

Net realized investment gains (losses)	$126	$(15)

For the three months ended March 31, 2012, the Company recorded realized gross gains of $119,000 and gross losses of $50,000 on available-for-sale securities.  For the three months ended March 31, 2011, the Company recorded realized gross gains of $91,000 and gross losses of $106,000 on sales of available-for-sale securities.

On January 1, 2012, the Company transferred equity securities previously classified as available-for-sale into the trading category and, as a result, recognized $42,000 of gross gains and $22,000 of gross losses in net realized investment gains on the accompanying Condensed Consolidated Statement of Operations.  These gains and losses were previously included in accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheet at December 31, 2011.

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

The following tables present our financial assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$30,450	$-	$30,450
CMO - residential	-	924	397	1,321
CMO – commercial	-	-	213	213
States, municipalities and political
subdivisions	-	8,997	-	8,997
U.S. Government	-	6,984	-	6,984
GSE	-	9,416	-	9,416
MBS - residential	-	207	-	207
Total fixed maturities	-	56,978	610	57,588

Equity securities available-for-sale:
Preferred stock with maturities	326	-	-	326
Preferred stock without maturities	3,068	-	-	3,068
Total equity securities	3,394	-	-	3,394

Trading securities:
Common Stock	1,022	-	-	1,022
Total trading securities	1,022	-	-	1,022

Total financial assets	$4,416	$56,978	$610	$62,004

	December 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$30,475	$-	$30,475
CMO - residential	-	1,024	864	1,888
CMO – commercial	-	-	215	215
States, municipalities and political
subdivisions	-	9,367	-	9,367
U.S. Government	-	6,291	-	6,291
GSE	-	8,983	-	8,983
MBS	-	212	-	212
Total fixed maturities	-	56,352	1,079	57,431

Equity securities available-for-sale:
Common stock	851	-	-	851
Preferred stock with maturities	308	-	-	308
Preferred stock without maturities	3,072	-	-	3,072
Total equity securities	4,231	-	-	4,231

Total financial assets	$4,231	$56,352	$1,079	$61,662

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the three months ending March 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category as a result of limited or inactive markets during the first three months of 2012.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category in the first three months of 2012.  The changes in the carrying value of Level 3 assets and liabilities for the three months ended March 31, 2012 are summarized as follows (in thousands):

	CMOs
	Residential	Commercial	Total

Balance, December 31, 2011	$864	$215	$1,079

Sales of securities	(432)	-	(432)
Repayments of fixed maturities	(39)	-	(39)
Net realized
investment losses	(41)	-	(41)
Net unrealized gain (loss)
included in accumulated
other comprehensive income	45	(2)	43

Balance, March 31, 2012	$397	$213	$610

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the three months ended March 31, 2012 is as follows (in thousands):

Other Intangible
Assets

Balance at December 31, 2011	$906
Amortization expense	(34)
Balance at March 31, 2012	$872

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $307,000 and $287,000 for the three months ended March 31, 2012 and 2011, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

9.

Share-Based Compensation

Total share-based compensation expense was $8,000 and $16,000 for the three months ended March 31, 2012 and 2011, respectively.  Related tax benefits of $3,000 and $5,000 were recognized for the three months ended March 31, 2012 and 2011, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2012:

	Outstanding	Exercisable

Number of options	333,956	311,733
Weighted average exercise price per share	$10.43	$10.80
Aggregate intrinsic value of options	$-	$-
Weighted average contractual term remaining	2.87 years	2.44 years

The Company’s stock option activity for the three months ended March 31, 2012 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2011	333,956	$10.43

Grants	-	-
Expired	-	-
Exercised	-	-

Balance, March 31, 2012	333,956	$10.43

Compensation expense of $8,000 and $12,000 was recognized for the three months ended March 31, 2012 and 2011, respectively, for the portion of the fair value of stock options vesting during that period.

As of March 31, 2012, there was approximately $72,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards have been issued since then.  Restricted stock expense was $0 and $4,000, for the three months ended March 31, 2012 and 2011, respectively.  There were no restricted stock awards outstanding as of December 31, 2011.

10.

Other Comprehensive Income

The components of other comprehensive income include (i) net income or loss reported in the Condensed Consolidated Statements of Operations, (ii) certain amounts reported directly in stockholders’ equity, principally the net unrealized gains and losses on investment securities available for sale including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired, and (iii) the non-credit related component of other-than-temporary impairments of fixed maturities and equity securities.

Included in accumulated other comprehensive income at March 31, 2012 and December 31, 2011 are adjustments of $99,000 and $140,000, respectively, related to the non-credit related component of other-than-temporary impairment losses recorded.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At March 31, 2012, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $273,600,000 for federal income tax purposes which expire between 2019 and 2029.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending March 31, 2012 and December 31, 2011 are $8,434,000 and $8,992,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Internal Revenue Service ("IRS") is currently auditing the Company’s 2009 consolidated income tax return.  The IRS has previously audited the Company’s 2003 and 2004 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at March 31, 2012.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of American Independence Corp. ("AMIC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, and our condensed consolidated financial statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our full service direct writer of medical-stop insurance for self-insured employer groups IHC Risk Solutions, LLC (“Risk Solutions”), and our two insurance and marketing agencies, Independent Producers of America, LLC (“IPA”) and HealthInsurance.org (“HIO”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 78.5% of AMIC's stock as of March 31, 2012.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  As of March 31, 2012, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under long-term reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and short-term statutory disability benefit product in New York State ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, added dental in 2009, and pet insurance in 2012.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its medical stop-loss and pet insurance products, and slightly increase the business written on its paper, especially major medical plans for individuals and families.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of March 31, 2012 was $51,789,000.

Risk Solutions

Risk Solutions has offices near Hartford, Connecticut, Philadelphia, Pennsylvania and Chicago, Illinois, and markets and underwrites employer medical stop-loss and group life primarily for Standard Security Life Insurance Company of New York ("Standard Security Life").  It also writes, to a much lesser extent, for four other carriers, including Madison National Life Insurance Company, Inc. ("Madison National Life") and Independence American.

Agencies

The Company has a 51% interest in HIO, which is headquartered in Minneapolis, Minnesota.  HIO is an insurance and marketing agency through its well-established internet domain address: www.healthinsurance.org.  This domain generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  The Company has a 89.6% interest in IPA which is headquartered in Tampa, Florida.  IPA is a national, career agent marketing organization which operates under a controlled career agent distribution model in which independent producers sell products approved by IPA and AMIC.  The Company increased its ownership interest in IPA from 51% to 79% at September 30, 2011, and from 79% to 89.6% at December 31, 2011.

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2012 and 2011 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Revenues	$22,234	$21,722
Expenses	20,329	20,170
Income before income tax	1,905	1,552
Provision for income taxes	608	495
Net income	1,297	1,057
Less: Net income attributable to the non-controlling interest	(178)	(120)
Net income attributable to American Independence Corp.	$1,119	$937

•

The book value of the Company’s stockholders’ equity increased to $11.48 per share at March 31, 2012 compared to $11.36 per share at December 31, 2011.

•

Net income per share increased to $.14 per share, diluted, or $1.1 million, for the three months ended March 31, 2012, compared to $.11 per share, diluted, or $0.9 million for the three months ended March 31, 2011.

•

At March 31, 2012, 99.6% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.1% and 3.4% for the three months ended March 31, 2012 and 2011, respectively.  The lower yield is primarily due to a decrease in investments in higher yield municipal bonds.

•

Premiums earned increased 4% to $18.5 million for the three months ended March 31, 2012 compared to $17.8 million for the three months ended March 31, 2011, primarily due to higher direct and assumed medical stop-loss premiums, offset by lower direct group major medical premiums written.

•

For the three months ended March 31, 2012 and 2011, Independence American wrote $2.7 million and $3.4 million, respectively, of individual health business produced by our marketing organization IPA.

•

For the three months ended March 31, 2012, Risk Solutions and our Agencies generated revenues of $3.2 million compared to $3.5 million for the three months ended March 31, 2011 primarily due to a decrease in profit commissions earned.

•

Underwriting experience, as indicated by GAAP Combined Ratios on our three lines of business for the three months ended March 31, 2012 and 2011, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended
	March 31,
	2012	2011

Premiums Earned	$11,051	$9,182
Insurance Benefits, Claims and Reserves	6,642	6,380
Profit Commission Expense (Recovery)	250	447
Expenses	3,007	2,505

Loss Ratio (A)	60.1%	69.5%
Profit Commission Expense Ratio (B)	2.3%	4.9%
Expense Ratio (C)	27.2%	27.2%
Combined Ratio (D)	89.6%	101.6%

▪ Fully Insured Health	Three Months Ended
	March 31,
	2012	2011

Premiums Earned	$6,644	$7,826
Insurance Benefits, Claims and Reserves	4,594	4,175
Profit Commission Expense (Recovery)	(3)	(47)
Expenses	1,467	2,010

Loss Ratio (A)	69.1%	53.3%
Profit Commission Expense Ratio (B)	0.0%	-0.6%
Expense Ratio (C)	22.1%	25.7%
Combined Ratio (D)	91.2%	78.4%

▪ DBL	Three Months Ended
	March 31,
	2012	2011

Premiums Earned	$762	$761
Insurance Benefits, Claims and Reserves	455	493
Expenses	247	249

Loss Ratio (A)	59.7%	64.8%
Expense Ratio (C)	32.4%	32.7%
Combined Ratio (D)	92.1%	97.5%

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

•

The Company recorded a decrease in the loss ratio in the medical stop-loss line of business for the three months ended March 31, 2012 due to improved profitability of both direct and assumed business.  The medical stop-loss results have begun to show improved profit margins primarily as a result of more profitable business written in recent years, and the run-out of poorly performing business by non-owned managing general underwriters (“MGUs”) which were previously cancelled.

•

The Company recorded an increase in the loss ratio in the fully insured health line of business for the three months ended March 31, 2012 primarily as a result of one fully insured managing general underwriter experiencing much higher claims this quarter, and a slightly higher loss ratio in our individual health line of business.

•

The Company experienced a decrease in the loss ratio for DBL for the three months ended March 31, 2012 as a result of lower claims.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2011.  Management has identified the accounting policies related to Insurance Reserves, Premium and Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2011.  During the three months ended March 31, 2012, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2011 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2012, Compared to the Three Months Ended March 31, 2011.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$11,051	-	313	6,642	3,257	-	$1,465
Fully Insured Health	6,644	-	110	4,594	1,464	-	696
DBL	762	-	15	455	247	-	75
Total Independence
American	18,457	-	438	11,691	4,968	-	2,236
Risk Solutions
And Agencies	-	3,155	42	-	3,239	45	(87)
Corporate	-	-	16	-	386	-	(370)
Subtotal	$18,457	3,155	496	11,691	8,593	45	1,779

Net realized investment gains							126
Income before income taxes							1,905
Income taxes							(608)
Net income							1,297
Less: Net income attributable to the non-controlling interest							(178)
Net income attributable to American Independence Corp.							$1,119

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$9,182	-	376	6,380	2,916	36	$226
Fully Insured Health	7,826	-	111	4,175	1,837	126	1,799
DBL	761	-	18	493	249	-	37
Total Independence
American	17,769	-	505	11,048	5,002	162	2,062
Risk Solutions
and Agencies	-	3,409	41	-	3,526	52	(128)
Corporate	-	-	13	-	380	-	(367)
Subtotal	$17,769	3,409	559	11,048	8,908	214	1,567

Net realized investment (losses)							(15)
Income before income taxes							1,552
Income taxes							(495)
Net income							1,057
Less: Net income attributable to the non-controlling interest							(120)
Net income attributable to American Independence Corp.							$937

Premiums Earned.  Premiums earned increased 4%, or $688,000 from 2011 to 2012.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $1,869,000.  This is due to an increase in medical stop-loss premiums assumed by Independence American ($820,000) and an increase in medical stop-loss premiums written by Independence American ($1,049,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, and individual health decreased $1,182,000.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($1,258,000).  Premiums relating to DBL increased $1,000.  For the three months ended March 31, 2012, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 22% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income decreased $188,000 from 2011 to 2012.  Risk Solutions fee income-administration increased $24,000 to $1,271,000 for 2012, compared to $1,247,000 for 2011.  Risk Solutions fee income-profit commission decreased $211,000 to $58,000 for 2012, compared to $269,000 for 2011.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2012 are based on business written during portions of 2009, 2010 and 2011.  In 2012, income from our Agencies consisted of commission income and other fees of $1,147,000 from IPA and revenue of $652,000 from HIO.  In 2011, income from our Agencies consisted of commission income and other fees of $1,270,000 from IPA and revenue of $530,000 from HIO.

Net Investment Income.  Net investment income decreased $63,000 from 2011 to 2012.  The investment yields were 3.1% for the three months ended March 31, 2012 and 3.4% for the three months ended March 31, 2011.  The lower yield is primarily due to a decrease in investments in higher yield municipal bonds.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $126,000 for the three months ended March 31, 2012, compared to a loss of $15,000 for the three months ended March 31, 2011.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income decreased $66,000 from 2011 to 2012 due to lower consulting fees earned by Risk Solutions for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 6%, or $643,000 from 2011 to 2012.  The increase is primarily comprised of an increase in direct individual health of $382,000 due to higher loss ratios offset by lower premiums written and an increase direct medical stop-loss of $375,000 due to higher premiums written offset by improved loss ratios.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $315,000 from 2011 to 2012.  This decrease is primarily due to (i) lower expenses at Risk Solutions of $318,000 primarily due to lower salary expense and lower professional fees, (ii) lower expenses at IPA of $155,000 primarily due to lower professional fees and lower agent commission expense, (iii) lower profit commission expense of $153,000 at Independence American primarily for the medical stop-loss business, (iv) offset by higher expenses at HIO of $186,000 due to higher referral and management fees, (v) higher administration expense of $119,000 at Independence American due to higher fees in direct medical stop-loss due to higher premiums written.

Amortization and Depreciation.  Amortization and depreciation expense decreased $169,000 from 2011 to 2012.

Income Taxes.  The provision for income taxes increased $113,000 to $608,000, an effective rate of 35.2%, for the three months ended March 31, 2012, compared to $495,000, an effective rate of 34.6%, for the three months ended March 31, 2011.  Net income for the three months ended March 31, 2012 and 2011 includes a non-cash provision for federal income taxes of $558,000 and $464,000, respectively.  The state tax effective rate increased to 1.4% for the three months ended March 31, 2012, compared to 0.8% for the three months ended March 31, 2011.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $58,000 from 2011 to 2012.  The net income for the three months ended March 31, 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA.  The net income for the three months ended March 31, 2011 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $1,119,000, or $.14 per share, diluted, for the three months ended March 31, 2012, compared to $937,000, or $.11 per share, diluted, for the three months ended March 31, 2011.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the three months ended March 31, 2012, our Agencies and Risk Solutions paid $175,000 in dividends to Corporate.

Cash Flows

As of March 31, 2012, the Company had $67,426,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $66,382,000 as of December 31, 2011.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2012 was $1,127,000.  Net cash used by investing activities of continuing operations for the three months ended March 31, 2012 was $752,000.

At March 31, 2012, the Company had $14,750,000 of restricted cash at Risk Solutions.  This amount is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $14,750,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At March 31, 2012, the Company had $20,103,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $669,000 to $65,303,000 during the three months ended March 31, 2012 from $64,634,000 at December 31, 2011, primarily due to the purchases of securities purchased under agreements to resell, the purchase of trading securities and additional fixed maturity securities, offset by a decrease in unrealized gains on fixed maturity securities.

The Company had receivables from reinsurers of $7,166,000 at March 31, 2012.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at March 31, 2012.

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	March 31,	December 31,
	2012	2011

Medical Stop-Loss	$13,527	$14,165
Fully Insured Health	5,966	6,259
DBL	610	606

	$20,103	$21,030

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

The $959,000 increase in AMIC’s stockholders' equity in the first three months of 2012 is primarily due to net income of $1,119,000, offset by a $154,000 decrease in net unrealized gains on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized gains on available-for-sale securities totaled $1,716,000 at March 31, 2012.  Approximately 99.6% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At March 31, 2012, approximately 0.4% (or $397,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at March 31, 2012.

At March 31, 2012, the Company had $610,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 64.3% were in CMOs that originated in 2005 or earlier and 35.7% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the three months ended March 31, 2012 and 2011, the Company recorded no realized losses for other-than-temporary impairments.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2012 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$2	$-	$-	$366	$368

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2012.  In 2012, the Company experienced a decrease in net unrealized gains of $154,000 which decreased stockholders' equity by $154,000 (reflecting net unrealized gains of $1,124,000 at March 31, 2012 compared to net unrealized gains of $1,278,000 at December 31, 2011).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

OUTLOOK

For 2012, we will continue to emphasize:

•

Creating operating efficiencies as a result of merging four of our stop-loss subsidiaries and rebranded the enterprise as IHC Risk Solutions (“IHCRS”).  IHCRS has combined operations with two MGUs owned by IHC to form one functional unit.  This consolidation significantly enhances our operational efficiencies, allows us to be more focused on our underwriting results and combine the regional knowledge of our owned MGUs in order to deliver medical stop-loss on a direct basis.  The medical stop-loss results have begun to show improved profit margins primarily as a result of business written in 2010.  In addition, we expect that business written in 2011 and 2012 will be quite profitable due to: (i) the underwriting and sales discipline resulting from the consolidation of IHCRS; (ii) rate increases achieved by IHCRS on renewal business; and (iii) reduction in run-out from poorly performing non-owned programs that we reinsured which have been cancelled.  In addition we are retaining more risk on our business as a result of our increased capital base, which is increasing our net retained premiums and profits.

•

We are now approved to write pet insurance in many key states, and look forward to recording premiums from this new line of business in the coming months.

•

Maintaining the improved profitability of our medical stop-loss business, while organically growing the block at IHCRS.

•

Continuing to seek additional opportunities to distribute medical stop-loss and fully insured health products on Independence American paper.

•

Rolling out various supplemental medical products in 2012 for which we believe there will be a developing market in future years.  Independence American has filed these products and they are now being distributed by Independent Producers of America, among others.

•

Improving the profitability of our fully insured health business through corrective actions on certain lines.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our fully insured health business may be affected by the passage of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010, and its subsequent interpretations by state and federal regulators and the review of its Constitutionality by the United States Supreme Court.  The National Association of Insurance Commissioners has now issued its proposed regulations.  The regulations proposed to-date (including those mandating minimum loss ratios) seem to have validated our strategy of pursuing niche lines of business across many states utilizing multiple carriers.  We have begun a comprehensive review of all the options for AMIC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical plans in the small employer and individual markets, the law may make exceptions for carriers, such as ours, that have a minimal presence in any one state.  “Non-essential” lines of business and medical stop-loss have been impacted by health care reform minimally or not at all.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2012 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2011 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in response to Item 1A. to Part 1 of Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In June 2010, the Board of Directors of AMIC authorized the repurchase of up to 200,000 shares of AMIC’s common stock.  In November 2011, the Board of Directors of AMIC authorized the repurchase of an additional 250,000 shares of AMIC common stock for a total of 450,000 shares authorized under the repurchase program.  The repurchase program may be discontinued or suspended at any time.  As of March 31, 2012, 186,898 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended March 31, 2012.

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4.

Mine Safety Disclosures

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	May 10, 2012

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	May 10, 2012