Form 10-Q
period 2012-06-30
AMERICAN INDEPENDENCE CORP
filed 2012-08-09
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2012
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [ X ]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2012
Common stock, $0.01 par value	8,272,332 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2012	December 31,
ASSETS:	(Unaudited)	2011
Investments:
Securities purchased under agreements to resell	$5,127	$2,679
Trading securities	929	-
Fixed maturities available-for-sale, at fair value	57,521	57,431
Equity securities available-for-sale, at fair value	3,403	4,231

Total investments	66,980	64,341

Cash and cash equivalents	1,992	1,748
Restricted cash ($9,098 and $5,284, respectively, restricted by related parties)	13,004	7,975
Accrued investment income	615	654
Premiums receivable ($3,539 and $2,884, respectively, due from related parties)	8,337	7,461
Net deferred tax asset	8,282	8,992
Due from reinsurers ($3,718 and $3,384, respectively, due from related parties)	7,663	7,368
Goodwill	23,561	23,561
Intangible assets	842	906
Accrued fee income ($1,024 and $1,000, respectively, due from related parties)	2,207	1,192
Due from securities brokers	123	296
Other assets ($0 and $5, respectively, due from related parties)	9,673	8,286

TOTAL ASSETS	$143,279	$132,780

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($9,324 and $8,998, respectively, due to related parties)	$21,790	$21,030
Premium and claim funds payable ($9,098 and $5,284, respectively,
due to related parties)	13,004	7,975
Commission payable ($1,914 and $1,667, respectively, due to related parties)	3,777	3,020
Accounts payable, accruals and other liabilities ($788 and $687, respectively,
due to related parties)	5,234	3,858
State income taxes payable	538	481
Due to securities brokers	59	3
Due to reinsurers ($849 and $729, respectively, due to related parties)	2,938	2,424

Total liabilities	47,340	38,791

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,272,332 shares outstanding, respectively	92	92
Additional paid-in capital	479,434	479,418
Accumulated other comprehensive income	1,712	1,278
Treasury stock, at cost, 909,461 shares, respectively	(9,107)	(9,107)
Accumulated deficit	(376,272)	(377,692)
Total American Independence Corp. stockholders’ equity	95,859	93,989
Non-controlling interest in subsidiaries	80	-
Total equity	95,939	93,989
TOTAL LIABILITIES AND EQUITY	$143,279	$132,780

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
REVENUES:
Premiums earned ($9,151, $7,657, $18,155 and
$15,712, respectively, from related parties)	$19,334	$17,666	$37,791	$35,435
Fee and agency income ($1,686, $1,660, $2,885
and $2,511, respectively, from related parties)	3,739	3,583	6,867	6,899
Net investment income	500	556	996	1,115
Net realized investment gains	44	100	170	85
Total other-than-temporary impairment losses	(359)	(20)	(359)	(20)
Portion of losses recognized in other comprehensive income	170	-	170	-
Net impairment losses recognized in earnings	(189)	(20)	(189)	(20)
Other income	47	85	74	178
	23,475	21,970	45,709	43,692

EXPENSES
Insurance benefits, claims and reserves ($5,898, $4,718,
$11,487 and $9,666, respectively, from related parties)	14,266	12,918	25,957	23,966
Selling, general and administrative expenses ($2,809, $2,927,
$5,929 and $5,923, respectively, from related parties)	8,417	8,340	17,010	17,248
Amortization and depreciation	45	217	90	431
	22,728	21,475	43,057	41,645

Income before income tax	747	495	2,652	2,047
Provision for income taxes	196	71	804	566

Net income	551	424	1,848	1,481
Less: Net income attributable to the non-controlling interest	(242)	(287)	(420)	(407)

Net income attributable to American Independence Corp.	$309	$137	$1,428	$1,074

Basic income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.04	$.02	$.17	$.13

Weighted-average shares outstanding	8,272	8,520	8,272	8,516

Diluted income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.04	$.02	$.17	$.13

Weighted-average diluted shares outstanding	8,272	8,520	8,272	8,516

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net Income	$551	$424	$1,848	$1,481
Other comprehensive income:
Unrealized holding gains arising during the period	632	872	604	776
Less: reclassification adjustment for gains included in net income	(44)	(100)	(170)	(85)
Other comprehensive income	588	772	434	691
Comprehensive income	1,139	1,196	2,282	2,172
Less: comprehensive income attributable to non-controlling interests	(242)	(287)	(420)	(407)
Comprehensive income attributable to American Independence Corp.	$897	$909	$1,862	$1,765

_______________________________________________________________________________________________

See accompanying Notes to Condensed Consolidated Financial Statement

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

Six Months Ended June 30, 2012

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2011	$92	$479,418	$1,278	$(9,107)	$(377,692)	$93,989	$-	$93,989

Net income					1,428	1,428	420	1,848
Other comprehensive income			434			434	-	434
Dividends paid to non-controlling interest							(348)	(348)
Other					(8)	(8)	8	-
Share-based compensation expense		16				16	-	16

BALANCE AT JUNE 30, 2012	$92	$479,434	$1,712	$(9,107)	$(376,272)	$95,859	$80	$95,939

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,848	$1,481
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(170)	(85)
Other-than-temporary impairment losses	189	20
Amortization and depreciation	90	431
Equity income	(29)	(3)
Deferred tax expense	769	580
Non-cash stock compensation expense	16	25
Change in operating assets and liabilities:
Net purchases of trading securities	(82)	-
Change in insurance reserves	760	(206)
Change in net amounts due from and to reinsurers	219	(763)
Change in accrued fee income	(1,015)	(1,364)
Change in claims fund	(1,302)	100
Change in commissions payable	757	(274)
Change in premiums receivable	(876)	1,172
Change in income taxes	31	(25)
Change in other assets and other liabilities	1,219	(1,093)

Net cash provided (used) by operating activities	2,424	(4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	229	(1,950)
Net sales of securities under resale and repurchase agreements	(2,448)	4,379
Sales of and principal repayments on fixed maturities	15,071	13,634
Maturities and other repayments of fixed maturities	1,512	2,754
Purchases of fixed maturities	(16,630)	(17,765)
Distribution from interest in partnerships	86	-
Sales of equity securities	-	3,607
Purchases of equity securities	-	(5,977)

Net cash used by investing activities	(2,180)	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	48

Net cash provided by financing activities	-	48

Increase (decrease) in cash and cash equivalents	244	(1,274)
Cash and cash equivalents, beginning of period	1,748	2,614
Cash and cash equivalents, end of period	$1,992	$1,340

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$4	$4

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; d) our wholly owned business development and program management company, IHC Specialty Benefits, Inc. (“Specialty Benefits”); and e) our 89.6% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization.  After the end of the first quarter of 2011, the Company consolidated its wholly owned subsidiaries, IHC Risk Solutions – RAS (formerly known as Risk Assessment Strategies, Inc. ("RAS")), IHC Risk Solutions – IIG (“IIG”), and IHC Risk Solutions, Inc. (“RSI”), formerly known as Excess Claims Administrators, Inc into IHC Risk Solutions – Marlton (formerly known as Marlton Risk Group LLC ("Marlton")) and changed the name of the merged entity to IHC Risk Solutions, LLC (“Risk Solutions”).

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".  Risk Solutions, Specialty Benefits, HIO and IPA are collectively referred to as “our Agencies”.

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 78.6% of AMIC's stock as of June 30, 2012.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical and group major medical.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The Condensed Consolidated Statement of Operations for the six months ended June 30, 2012 is not necessarily indicative of the results to be anticipated for the entire year.

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

Recently Issued Accounting Standards Not Yet Adopted

In July 2012, the FASB issued guidance to revise the subsequent measurement requirements for indefinite-lived intangible assets.  In accordance with the amendments in this Update, an entity will have the option to first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Restricted stock and common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  For the three months and six months ended June 30, 2012 and 2011, shares from the assumed dilution due to the exercise of common stock options and vesting of restricted stock using the treasury stock method were deemed anti-dilutive.

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

Fee and Agency income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)

Agency income	$2,148	$1,954	$3,947	$3,754
Fee income–administration	1,190	1,260	2,461	2,507
Fee income– profit commissions	401	369	459	638

	$3,739	$3,583	$6,867	$6,899

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows:

	JUNE 30, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$29,916	$685	$(104)	$30,497
Collateralized mortgage obligations (CMO) –
residential	2,899	173	(15)	3,057
CMO – commercial	390	-	(170)	220
States, municipalities and political subdivisions	9,846	520	(4)	10,362
U.S. Government	6,476	249	-	6,725
Government sponsored enterprise (GSE)	6,261	215	-	6,476
Agency mortgage backed pass
through securities (MBS)	170	14	-	184
Total fixed maturities	$55,958	$1,856	$(293)	$57,521

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Preferred stock with maturities	$273	$63	$-	$336
Preferred stock without maturities	2,981	87	(1)	3,067
Total available-for-sale equity securities	$3,254	$150	$(1)	$3,403

	DECEMBER 31, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
		(In thousands)
FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$30,031	$510	$(66)	$30,475
CMO - residential	1,760	168	(40)	1,888
CMO – commercial	579	-	(364)	215
States, municipalities and political subdivisions	8,851	528	(12)	9,367
U.S. Government	5,982	309	-	6,291
GSE	8,900	129	(46)	8,983
MBS	196	16	-	212
Total fixed maturities	$56,299	$1,660	$(528)	$57,431

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Common stock	$831	$42	$(22)	$851
Preferred stock with maturities	273	35	-	308
Preferred stock without maturities	2,981	91	-	3,072
Total available-for-sale equity securities	$4,085	$168	$(22)	$4,231

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The unrealized gains (losses) on certain available-for-sale securities (residential CMO’s and certain preferred stocks with maturities) at June 30, 2012 and December 31, 2011 include $269,000 and $140,000, respectively, of the non-credit related component of other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$2,818	$2,840	5%
Due after one year through five years	18,115	18,628	32%
Due after five years through ten years	17,596	18,071	31%
Due after ten years	7,709	8,045	14%
	46,238	47,584	82%

CMO and MBS
15 years	3,866	3,869	7%
30 years	5,854	6,068	11%

	$55,958	$57,521	100%

The following tables summarize, for all securities in an unrealized loss position at June 30, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	June 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$7,229	$93	$359	$11	$7,588	$104
CMO – residential	1,846	15	-	-	1,846	15
CMO – commercial	-	-	220	170	220	170
States, municipalities and political subdivisions	847	4	-	-	847	4
Total fixed maturities	$9,922	$112	$579	$181	$10,501	$293

EQUITY SECURITIES:

Preferred stock without maturities	$533	$1	$-	$-	$533	$1
Total equity securities	$533	$1	$-	$-	$533	$1

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$8,538	$57	$1,154	$9	$9,692	$66
CMO – residential	-	-	348	40	348	40
CMO – commercial	-	-	215	364	215	364
States, municipalities and political subdivisions	576	12	-	-	576	12
GSE	2,847	43	410	3	3,257	46
Total fixed maturities	$11,961	$112	$2,127	$416	$14,088	$528

EQUITY SECURITIES:

Common stock	$446	$22	$-	$-	$446	$22
Total equity securities	$446	$22	$-	$-	$446	$22

At June 30, 2012, a total of 10 fixed maturities and one equity security were in a continuous unrealized loss position for less than 12 months.  Also, at June 30, 2012, a total of 2 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  At December 31, 2011, a total of 9 fixed maturities and 6 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2011, a total of 5 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

Substantially all of the unrealized losses on fixed maturities at June 30, 2012 and December 31, 2011 were attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

At June 30, 2012, the Company had $611,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 63.4% were in CMOs that originated in 2005 or earlier and 36.6% were in CMOs that originated in 2006 or later.  The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase.

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

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows (in thousands):

Balance at December 31, 2011	$145
Credit portion of other-than-temporary
impairment losses recognized during period	189
Securities sold	(46)

Balance at June 30, 2012	$288

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

5.

Net Realized Investment Gains

Net realized investment gains for the three months and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales of available-for-sale securities:
Fixed maturities	$86	$101	$155	$103
Common stock	-	(1)	-	(18)
Total sales of available-for-sale securities	86	100	155	85

Sales of trading securities	(20)	-	14	-

Unrealized gain (loss) on trading securities:
Available-for-sale securities transferred
to trading category on January 1, 2012	-	-	20	-
Change in unrealized gain on trading securities	(22)	-	(19)	-
Total unrealized gain on trading securities	(22)	-	1	-

Net realized investment gains	$44	$100	$170	$85

For the three months and six months ended June 30, 2012, the Company recorded realized gross gains of $180,000 and $299,000, respectively, and gross losses of $94,000 and $144,000, respectively on available-for-sale securities.  For the three months and six months ended June 30, 2011, the Company recorded realized gross gains of $200,000 and $291,000, respectively, and gross losses of $100,000 and $206,000, respectively on available-for-sale securities.

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

Investments in fixed maturities and equity securities

Available-for-sale securities included in Level 1 are equity securities with quoted market prices.  Level 2 is primarily comprised of our portfolio of corporate fixed income securities, government agency mortgage-backed securities, government sponsored enterprises, certain CMO securities, municipals and certain preferred stocks that were priced with observable market inputs.  Level 3 securities consist primarily of CMO securities backed by Alt-A mortgages.  For these securities, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. Significant unobservable inputs used in the fair value measurement of CMO’s are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rates.  Further we retain independent pricing vendors to assist in valuing certain instruments.

The following tables present our financial assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$30,497	$-	$30,497
CMO - residential	-	2,666	391	3,057
CMO – commercial	-	-	220	220
States, municipalities and political
subdivisions	-	10,362	-	10,362
U.S. Government	-	6,725	-	6,725
GSE	-	6,476	-	6,476
MBS - residential	-	184	-	184
Total fixed maturities	-	56,910	611	57,521

Equity securities available-for-sale:
Preferred stock with maturities	336	-	-	336
Preferred stock without maturities	3,067	-	-	3,067
Total equity securities	3,403	-	-	3,403

Trading securities:
Common Stock	883	-	-	883
Preferred stock without maturities	46	-	-	46
Total trading securities	929	-	-	929

Total financial assets	$4,332	$56,910	$611	$61,853

	December 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$30,475	$-	$30,475
CMO - residential	-	1,024	864	1,888
CMO – commercial	-	-	215	215
States, municipalities and political
subdivisions	-	9,367	-	9,367
U.S. Government	-	6,291	-	6,291
GSE	-	8,983	-	8,983
MBS	-	212	-	212
Total fixed maturities	-	56,352	1,079	57,431

Equity securities available-for-sale:
Common stock	851	-	-	851
Preferred stock with maturities	308	-	-	308
Preferred stock without maturities	3,072	-	-	3,072
Total equity securities	4,231	-	-	4,231

Total financial assets	$4,231	$56,352	$1,079	$61,662

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the three months and six months ending June 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category as a result of limited or inactive markets during the first three months of 2012.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category in the first six months of 2012.  The changes in the carrying value of Level 3 assets and liabilities for the three months and six months ended June 30, 2012 are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	CMOs			CMOs
	Residential	Commercial	Total	Residential	Commercial	Total

Balance, beginning of period	$397	$213	$610	$864	$215	$1,079

Sales of securities	-	-	-	(432)	-	(432)
Repayments of fixed maturities	(18)	-	(18)	(57)	-	(57)
Net realized
investment losses	-	-	-	(41)	-	(41)
Other-than-temporary
impairment losses	-	(189)	(189)	-	(189)	(189)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	12	196	208	57	194	251

Balance, end of period	$391	$220	$611	$391	$220	$611

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the six months ended June 30, 2012 is as follows (in thousands):

Other Intangible
Assets

Balance at December 31, 2011	$906
Amortization expense	(64)
Balance at June 30, 2012	$842

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $282,000 and $289,000 for the three months ended June 30, 2012 and 2011, respectively, and $589,000 and $576,000 for the six months ended June 30, 2012 and 2011, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

9.

Share-Based Compensation

Total share-based compensation expense was $8,000 and $9,000 for the three months ended June 30, 2012 and 2011, respectively, and $16,000 and $25,000 for the six months ended June 30, 2012 and 2011, respectively.  Related tax benefits of $3,000 and $3,000 were recognized for the three months ended June 30, 2012 and 2011, respectively, and $6,000 and $9,000 for the six months ended June 30, 2012 and 2011, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2012:

	Outstanding	Exercisable

Number of options	317,288	299,509
Weighted average exercise price per share	$10.40	$10.70
Aggregate intrinsic value of options	$5,312	$2,956
Weighted average contractual term remaining	2.68 years	2.33 years

The Company’s stock option activity for the six months ended June 30, 2012 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2011	333,956	$10.43

Forfeited	(16,668)	11.10

Balance, June 30, 2012	317,288	$10.40

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the six months ended June 30, 2012 and 2011 was $0 and $3.24 per share, respectively.  The assumptions set forth in the table below were used to value the stock options granted during the six months ended June 30, 2012 and 2011:

	June 30,
	2012	2011

Weighted-average risk-free interest rate	-	2.95%
Annual dividend rate per share	-	$-
Weighted-average volatility factor of the Company's common stock	-	37.07
Weighted-average expected term of options		5 years

No options were granted in 2012.

Compensation expense of $8,000 and $6,000 was recognized for the three months ended June 30, 2012 and 2011, respectively, and $16,000 and $18,000 for the six months ended June 30, 2012 and 2011, respectively for the portion of the fair value of stock options vesting during that period.

As of June 30, 2012, there was approximately $64,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards have been issued since then.  Restricted stock expense was $0 and $3,000 for the three months ended June 30, 2012 and 2011, respectively, and $0 and $7,000 for the six months ended June 30, 2012 and 2011.  There were no restricted stock awards outstanding as of December 31, 2011.

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

Included in accumulated other comprehensive income at June 30, 2012 and December 31, 2011 are adjustments of $269,000 and $140,000, respectively, related to the non-credit related component of other-than-temporary impairment losses recorded.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At June 30, 2012, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $273,159,000 for federal income tax purposes which expire between 2019 and 2029.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending June 30, 2012 and December 31, 2011 are $8,282,000 and $8,992,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Internal Revenue Service ("IRS") is currently auditing the Company’s 2009 consolidated income tax return.  The IRS has previously audited the Company’s 2003 and 2004 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at June 30, 2012.

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned business development and program management company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our full service direct writer of medical-stop insurance for self-insured employer groups IHC Risk Solutions, LLC (“Risk Solutions”), and our two insurance and marketing agencies, Independent Producers of America, LLC (“IPA”) and HealthInsurance.org (“HIO”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 78.6% of AMIC's stock as of June 30, 2012.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  As of June 30, 2012, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health and short-term statutory disability benefit product in New York State ("DBL") premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, added dental in 2009, and pet insurance in 2012.  Given its broad licensing, A- (Excellent) rating from A.M. Best, and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its health and pet insurance products.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management's assessment of trends in health and pet insurance markets play a significant role in determining whether to expand Independence American's insurance premiums.  Since Independence American reinsures a portion of all of the business produced by Risk Solutions, and since it is also eligible to earn profit sharing commissions based on the profitability of the business it places, Risk Solutions also emphasizes underwriting profitability.  In addition, management focuses on controlling operating costs.  By sharing employees with IHC and sharing resources among our subsidiaries, we strive to maximize our earnings.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of June 30, 2012 was $53,120,000.

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

Agencies

The Company has a 51% interest in HIO, which is headquartered in Minneapolis, Minnesota.  HIO is an insurance and marketing agency through its well-established internet domain address: www.healthinsurance.org.  This domain generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  The Company owns Specialty Benefits, which is headquartered in Minneapolis, Minnesota.  Specialty Benefits is a business development and program management company.  The Company has a 89.6% interest in IPA which is headquartered in Tampa, Florida.  IPA is a national, career agent marketing organization which operates under a controlled career agent distribution model in which independent producers sell products approved by IPA and AMIC.  The Company increased its ownership interest in IPA from 51% to 79% at September 30, 2011, and from 79% to 89.6% at December 31, 2011.

The following is a summary of key performance information and events:

The results of operations for the three months and six months ended June 30, 2012 and 2011 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$23,475	$21,970	$45,709	$43,692
Expenses	22,728	21,475	43,057	41,645
Income before income tax	747	495	2,652	2,047
Provision for income taxes	196	71	804	566
Net income	551	424	1,848	1,481
Less: Net income attributable to the non-controlling interest	(242)	(287)	(420)	(407)
Net income attributable to American Independence Corp.	$309	$137	$1,428	$1,074

•

The book value of the Company increased to $11.59 per share at June 30, 2012 compared to $11.36 per share at December 31, 2011.

•

Net income per share increased to $.04 per share, diluted, or $0.3 million, for the three months ended June 30, 2012, compared to $.02 per share, diluted, or $0.1 million for the three months ended June 30, 2011.  Net income per share increased to $.17 per share, diluted, or $1.4 million, for six three months ended June 30, 2012, compared to $.13 per share, diluted, or $1.1 million for the six months ended June 30, 2011

•

At June 30, 2012, 98.9% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.1% and 3.4% for the six months ended June 30, 2012 and 2011, respectively.  The lower yield is primarily due to a decrease in investments in higher yield municipal bonds.

•

Premiums earned increased 7% to $37.8 million for the six months ended June 30, 2012 compared to $35.4 million for the six months ended June 30, 2011, primarily due to higher direct and assumed medical stop-loss premiums, offset by lower direct group major medical premiums written.

•

For the six months ended June 30, 2012 and 2011, Independence American wrote $5.1 million and $6.8 million, respectively, of individual health business produced by our marketing organization IPA.

•

For the six months ended June 30, 2012, Risk Solutions and our Agencies generated revenues of $7.0 million compared to $7.2 million for the six months ended June 30, 2011 primarily due to a decrease in profit commissions earned.

•

Underwriting experience, as indicated by GAAP Combined Ratios on our three lines of business for the three months and six months ended June 30, 2012 and 2011, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Premiums Earned	$11,620	$9,317	$22,671	$18,499
Insurance Benefits Claims and Reserves	9,191	6,424	15,833	12,804
Profit Commission Expense (Recovery)	(647)	249	(397)	696
Expenses	3,173	2,548	6,180	5,052

Loss Ratio(A)	79.1%	68.9%	69.8%	69.2%
Profit Commission Expense Ratio (B)	-5.6%	2.7%	-1.8%	3.8%
Expense Ratio (C)	27.3%	27.3%	27.3%	27.3%
Combined Ratio (D)	100.8%	98.9%	95.3%	100.3%

▪ Fully Insured Health	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Premiums Earned	$6,952	$7,630	$13,596	$15,456
Insurance Benefits Claims and Reserves	4,608	6,090	9,202	10,265
Profit Commission Expense (Recovery)	125	(514)	122	(561)
Expenses	1,512	1,852	2,979	3,863

Loss Ratio(A)	66.3%	79.8%	67.7%	66.4%
Profit Commission Expense Ratio (B)	1.8%	-6.7%	0.9%	-3.6%
Expense Ratio (C)	21.7%	24.3%	21.9%	25.0%
Combined Ratio (D)	89.8%	97.4%	90.5%	87.8%

▪ DBL	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Premiums Earned	$762	$719	$1,524	$1,480
Insurance Benefits Claims and Reserves	467	404	922	897
Expenses	263	222	510	471

Loss Ratio(A)	61.3%	56.2%	60.5%	60.6%
Expense Ratio (C)	34.5%	30.9%	33.5%	31.8%
Combined Ratio (D)	95.8%	87.1%	94.0%	92.4%

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

•

The Company recorded an increase in the loss ratio in the medical stop-loss line of business for the three months and six months ended June 30, 2012 due to the poor performance on business written through one program.  This increase was partially offset by the reversal of profit commissions as evidenced by the profit commission ratio.

•

The Company recorded a decrease in the loss ratio in the fully insured health line of business for the three months ended June 30, 2012 due to the improved performance in direct group major medical business compared to the prior year.  The Company recorded an increase in the loss ratio in the fully insured health line of business for the six months ended June 30, 2012 due to higher direct individual health claims, offset by the improved performance in direct group major medical business.

•

The Company experienced an increase in the loss ratio for DBL for the three months and six months ended June 30, 2012 as a result of higher claims.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2011.  Management has identified the accounting policies related to Insurance Reserves, Premium and Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2011.  During the six months ended June 30, 2012, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2011 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2012, Compared to the Three Months Ended June 30, 2011.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$11,620	-	337	9,191	2,526	-	$240
Fully Insured Health	6,952	-	94	4,608	1,637	-	801
DBL	762	-	14	467	263	-	46
Total Independence
American	19,334	-	445	14,266	4,426	-	1,087
Risk Solutions
And Agencies	-	3,786	42	-	3,580	45	203
Corporate	-	-	13	-	411	-	(398)
Subtotal	$19,334	3,786	500	14,266	8,417	45	892

Net realized investment gains							44
Other-than-temporary impairment losses							(189)
Income before income taxes							747
Income taxes							(196)
Net income							551
Less: Net income attributable to the non-controlling interest							(242)
Net income attributable to American Independence Corp.							$309

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$9,317	-	360	6,424	2,760	37	$456
Fully Insured Health	7,630	-	132	6,090	1,213	125	334
DBL	719	-	16	404	222	-	109
Total Independence
American	17,666	-	508	12,918	4,195	162	899
Risk Solutions
and Agencies	-	3,668	36	-	3,621	55	28
Corporate	-	-	12	-	524	-	(512)
Subtotal	$17,666	3,668	556	12,918	8,340	217	415

Net realized investment gains							100
Other-than-temporary impairment losses							(20)
Income before income taxes							495
Income taxes							(71)
Net income							424
Less: Net income attributable to the non-controlling interest							(287)
Net income attributable to American Independence Corp.							$137

Premiums Earned.  Premiums earned increased 9%, or $1,688,000 from 2011 to 2012.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $2,303,000.  This is due to an increase in medical stop-loss premiums assumed by Independence American $1,471,000 and an increase in medical stop-loss premiums written by Independence American ($831,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, and individual health decreased ($678,000).  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($1,104,000).  Premiums relating to DBL increased $43,000.  For the three months ended June 30, 2012, Independence American assumed 10% of IHC’s short-term medical business, approximately 8% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 23% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income increased $156,000 from 2011 to 2012.  Risk Solutions fee income-administration decreased $70,000 to $1,190,000 for 2012, compared to $1,260,000 for 2011.  Risk Solutions fee income-profit commission increased $32,000 to $401,000 for 2012, compared to $369,000 for 2011.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2012 are based on business written during portions of 2009, 2010 and 2011.  In 2012, income from our Agencies consisted of commission income and other fees of $1,113,000 from IPA and revenue of $809,000 and $226,000 from HIO and Specialty Benefits, respectively.  In 2011, income from our Agencies consisted of commission income and other fees of $1,420,000 from IPA and revenue of $534,000 from HIO.

Net Investment Income.  Net investment income decreased $56,000 from 2011 to 2012.  The investment yields were 3.1% for the three months ended June 30, 2012 and 3.4% for the three months ended June 30, 2011.  The lower yield is primarily due to the current interest rate environment.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $44,000 for the three months ended June 30, 2012, compared to a gain of $100,000 for the three months ended June 30, 2011.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the three months ended June 30, 2012 and 2011, the Company recorded $189,000 and $20,000, respectively, of other-than-temporary-impairment losses.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income decreased $38,000 from 2011 to 2012 due to lower consulting fees earned by Risk Solutions for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 10%, or $1,348,000 from 2011 to 2012.  The increase is primarily comprised of an increase in direct medical stop-loss of $2,105,000 due to higher premiums written and a higher loss ratio, an increase in assumed medical stop-loss of $662,000 due to higher premiums written offset by a lower loss ratio, offset by a decrease in direct fully insured of $1,351,000 due to lower loss ratios.

Selling, General and Administrative.  Selling, general and administrative expenses increased $77,000 from 2011 to 2012.  This increase is primarily due to (i) higher expenses of $352,000 due to the formation of Specialty Benefits in May 2012, (ii) higher commission expense of $309,000 at Independence American primarily due to higher medical stop-loss premiums written, (iii) higher expenses at HIO of $191,000 due to higher referral and management fees, (iv) higher administration expense of $118,000 at Independence American due to higher fees in direct medical stop-loss due to higher premiums written, (v) higher underwriting expenses of $60,000 at Independence American, offset by (vi) lower expenses at IPA of $370,000 primarily due to lower professional fees and lower agent commission expense, (vii) lower profit commission expense of $257,000 at Independence American primarily for the medical stop-loss business, (viii) lower expenses at Risk Solutions of $212,000 primarily due to lower salary expense and lower professional fees, and (ix) lower legal and consulting expenses of $146,000.

Amortization and Depreciation.  Amortization and depreciation expense decreased $172,000 from 2011 to 2012.

Income Taxes.  The provision for income taxes increased $125,000 to $196,000, an effective rate of 38.8%, for the three months ended June 30, 2012, compared to $71,000, an effective rate of 34.1%, for the three months ended June 30, 2011.  Net income for the three months ended June 30, 2012 and 2011 includes a non-cash provision for federal income taxes of $152,000 and $52,000, respectively.  The state tax effective rate decreased to 7.5% for the three months ended June 30, 2012, compared to 11.1% for the three months ended June 30, 2011.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $45,000 from 2011 to 2012.  The net income for the three months ended June 30, 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA.  The net income for the three months ended June 30, 2011 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $309,000, or $.04 per share, diluted, for the three months ended June 30, 2012, compared to $137,000, or $.02 per share, diluted, for the three months ended June 30, 2011.

Results of Operations for the Six Months Ended June 30, 2012, Compared to the Six Months Ended June 30, 2011.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$22,671	-	650	15,833	5,783	-	$1,705
Fully Insured Health	13,596	-	204	9,202	3,101	-	1,497
DBL	1,524	-	29	922	510	-	121
Total Independence
American	37,791	-	883	25,957	9,394	-	3,323
Risk Solutions
And Agencies	-	6,941	84	-	6,819	90	116
Corporate	-	-	29	-	797	-	(768)
Subtotal	$37,791	6,941	996	25,957	17,010	90	2,671

Net realized investment gains							170
Other-than-temporary impairment losses							(189)
Income before income taxes							2,652
Income taxes							(804)
Net income							1,848
Less: Net income attributable to the non-controlling interest							(420)
Net income attributable to American Independence Corp.							$1,428

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$18,499	-	736	12,804	5,675	73	$683
Fully Insured Health	15,456	-	243	10,265	3,051	251	2,132
DBL	1,480	-	34	897	471	-	146
Total Independence
American	35,435	-	1,013	23,966	9,197	324	2,961
Risk Solutions
and Agencies	-	7,077	77	-	7,147	107	(100)
Corporate	-	-	25	-	904	-	(879)
Subtotal	$35,435	7,077	1,115	23,966	17,248	431	1,982

Net realized investment gains							85
Other-than-temporary impairment losses							(20)
Income before income taxes							2,047
Income taxes							(566)
Net income							1,481
Less: Net income attributable to the non-controlling interest							(407)
Net income attributable to American Independence Corp.							$1,074

Premiums Earned.  Premiums earned increased 7%, or $2,356,000 from 2011 to 2012.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $4,172,000.  This is due to an increase in medical stop-loss premiums assumed by Independence American $2,291,000 and an increase in medical stop-loss premiums written by Independence American ($1,881,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, and individual health decreased $1,860,000.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($2,362,000).  Premiums relating to DBL increased $44,000.  For the six months ended June 30, 2012, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 23% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income decreased $32,000 from 2011 to 2012.  Risk Solutions fee income-administration decreased $46,000 to $2,461,000 for 2012, compared to $2,507,000 for 2011.  Risk Solutions fee income-profit commission decreased $179,000 to $459,000 for 2012, compared to $638,000 for 2011.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2012 are based on business written during portions of 2009, 2010 and 2011.  In 2012, income from our Agencies consisted of commission income and other fees of $2,259,000 from IPA and revenue of $1,462,000 and $226,000 from HIO and Specialty Benefits, respectively.  In 2011, income from our Agencies consisted of commission income and other fees of $2,690,000 from IPA and revenue of $1,064,000 from HIO.

Net Investment Income.  Net investment income decreased $119,000 from 2011 to 2012.  The investment yields were 3.1% for the six months ended June 30, 2012 and 3.4% for the six months ended June 30, 2011.  The lower yield is primarily due to the current interest rate environment.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $168,000 for the six months ended June 30, 2012, compared to a gain of $85,000 for the six months ended June 30, 2011.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the six months ended June 30, 2012 and 2011, the Company recorded $189,000 and $20,000, respectively, of other-than-temporary-impairment losses.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income decreased $104,000 from 2011 to 2012 due to lower consulting fees earned by Risk Solutions for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 8%, or $1,991,000 from 2011 to 2012.  The increase is primarily comprised of an increase in direct medical stop-loss of $2,480,000 due to higher premiums written and a higher loss ratio, an increase in assumed medical stop-loss of $549,000 due to higher premiums written, offset by a decrease in direct fully insured of $1,001,000 due to lower premiums written, offset by a higher loss ratio.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $238,000 from 2011 to 2012.  This decrease is primarily due to (i) lower expenses at Risk Solutions of $530,000 primarily due to lower salary expense and lower professional fees, (ii) lower expenses at IPA of $525,000 primarily due to lower professional fees and lower agent commission expense, (iii) lower profit commission expense of $410,000 at Independence American primarily for the medical stop-loss business, (iv) lower legal and consulting expenses of $156,000, offset by (v) higher expenses at HIO of $376,000 due to higher referral and management fees, (vi) higher expenses of $352,000 due to the formation of Specialty Benefits in May 2012, (vii) higher commission expense of $339,000 at Independence American primarily due to higher medical stop-loss premiums written, (viii) higher administration expense of $237,000 at Independence American due to higher fees in direct medical stop-loss due to higher premiums written.

Amortization and Depreciation.  Amortization and depreciation expense decreased $341,000 from 2011 to 2012.

Income Taxes.  The provision for income taxes increased $238,000 to $804,000, an effective rate of 36.0%, for the six months ended June 30, 2012, compared to $566,000, an effective rate of 34.5%, for the six months ended June 30, 2011.  Net income for the six months ended June 30, 2012 and 2011 includes a non-cash provision for federal income taxes of $710,000 and $516,000, respectively.  The state tax effective rate increased to 2.8% for the six months ended June 30, 2012, compared to 2.1% for the six months ended June 30, 2011.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $13,000 from 2011 to 2012.  The net income for the six months ended June 30, 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA.  The net income for the six months ended June 30, 2011 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $1,428,000, or $.17 per share, diluted, for the six months ended June 30, 2012, compared to $1,074,000, or $.13 per share, diluted, for the six months ended June 30, 2011.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the six months ended June 30, 2012, our Agencies and Risk Solutions paid $411,000 in dividends to Corporate.

Cash Flows

As of June 30, 2012, the Company had $69,036,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $66,382,000 as of December 31, 2011.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2012 was $2,424,000.  Net cash used by investing activities of continuing operations for the six months ended June 30, 2012 was $2,180,000.

At June 30, 2012, the Company had $13,004,000 of restricted cash at Risk Solutions.  This amount is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $13,004,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At June 30, 2012, the Company had $21,790,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $2,410,000 to $67,044,000 during the six months ended June 30, 2012 from $64,634,000 at December 31, 2011, primarily due to the purchases of securities purchased under agreements to resell, and an increase in unrealized gains on fixed maturity securities.

The Company had receivables from reinsurers of $8,391,000 at June 30, 2012.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at June 30, 2012.

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	June 30,	December 31,
	2012	2011

Medical Stop-Loss	$15,342	$14,165
Fully Insured Health	5,836	6,259
DBL	612	606

	$21,790	$21,030

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

The $1,870,000 increase in AMIC’s stockholders' equity in the first six months of 2012 is primarily due to net income of $1,428,000, and a $434,000 increase in net unrealized gains on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized gains on available-for-sale securities totaled $2,006,000 at June 30, 2012.  Approximately 98.9% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At June 30, 2012, approximately 1.1% (or $626,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at June 30, 2012.

At June 30, 2012, the Company had $611,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 63.4% were in CMOs that originated in 2005 or earlier and 36.6% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the six months ended June 30, 2012 and 2011, the Company recorded realized losses for other-than-temporary impairments of $189,000 and $20,000, respectively.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2012 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$2	$-	$169	$171

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2012.  In 2012, the Company experienced an increase in net unrealized gains of $434,000 which increased stockholders' equity by $434,000 (reflecting net unrealized gains of $1,712,000 at June 30, 2012 compared to net unrealized gains of $1,278,000 at December 31, 2011).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

OUTLOOK

For 2012, we will continue to emphasize:

•

Creating operating efficiencies as a result of merging four of our stop-loss subsidiaries and rebranded the enterprise as IHC Risk Solutions (“IHCRS”).  IHCRS has combined operations with two MGUs owned by IHC to form one functional unit.  This consolidation significantly enhances our operational efficiencies, allows us to be more focused on our underwriting results and combine the regional knowledge of our owned MGUs in order to deliver medical stop-loss on a direct basis.  The medical stop-loss results for business underwritten by IHCRS continue to show significant profit margins primarily as a result of business written in 2010 and 2011.  We expect that business underwritten by IHCRS in 2012 will be quite profitable due to the underwriting and sales discipline resulting from the consolidation of IHCRS, and the rate increases achieved by IHCRS on renewal business, which was already performing well.  The positive results on business underwritten by IHCRS were partially offset by poor underwriting results from a non-owned MGU program.

•

Maintaining the improved profitability of the medical stop-loss business underwritten by IHCRS, while growing this block organically and through acquisitions.  In the third quarter of 2012, IHCRS acquired the assets of an MGU with a block of approximately $10 million of medical stop-loss premiums.

•

We are now approved to write pet insurance in many key states, and have begun to record premiums from this new line of business.

•

Continuing to seek additional opportunities to distribute health products and pet insurance on Independence American paper.

•

Rolling out various supplemental medical products in 2012 for which we believe there will be a developing market in future years.  Independence American has filed these products and they are now being distributed by IPA, among others.

•

Continuing the improved profitability of our fully insured health business.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our fully insured health business may be affected by the passage of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010, and its subsequent interpretations by state and federal regulators.  The National Association of Insurance Commissioners has now issued its proposed regulations.  The regulations proposed to-date (including those mandating minimum loss ratios) seem to have validated our strategy of pursuing niche lines of business across many states utilizing multiple carriers.  We have begun a comprehensive review of all the options for AMIC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical plans in the small employer and individual markets, the law may make exceptions for carriers, such as ours, that have a minimal presence in any one state.  “Non-essential” lines of business and medical stop-loss have been impacted by health care reform minimally or not at all.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2012 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2011 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the second quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In June 2010, the Board of Directors of AMIC authorized the repurchase of up to 200,000 shares of AMIC’s common stock.  In November 2011, the Board of Directors of AMIC authorized the repurchase of an additional 250,000 shares of AMIC common stock for a total of 450,000 shares authorized under the repurchase program.  The repurchase program may be discontinued or suspended at any time.  As of June 30, 2012, 186,898 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended June 30, 2012.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	August 9, 2012

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	August 9, 2012