Form 10-Q/A
period 2012-06-30
AMERICAN INDEPENDENCE CORP
filed 2012-08-23
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

       Non-accelerated filer [ X ]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 23, 2012
Common stock, $0.01 par value	8,272,332 shares

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to American Independence Corp. Quarterly Report on Form 10−Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10−Q”), is solely to furnish the Interactive Data files (formatted in XBRL (eXtensible Business Reporting Language)) as Exhibit 101 to the Form 10−Q in accordance with Rule 405 of Regulation S−T.

No other changes have been made to the Form 10−Q. This Amendment No. 1 to the Form 10−Q speaks as of the original filing date of the Form 10−Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10−Q.

Item 6.

Exhibits

31.1 *	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* These exhibits were previously included or incorporated by reference in American Independence Corp. Quarterly Report on Form 10−Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	August 23, 2012

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	August 23, 2012