Form 10-Q
period 2012-09-30
AMERICAN INDEPENDENCE CORP
filed 2012-11-08
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2012
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [ X ]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2012
Common stock, $0.01 par value	8,272,332 shares

American Independence Corp. and Subsidiaries Index
Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011 (unaudited)	5

Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2012 and September 30, 2011 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Mine Safety Disclosures	31

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2012	December 31,
ASSETS:	(Unaudited)	2011
Investments:
Securities purchased under agreements to resell	$4,028	$2,679
Trading securities	842	-
Fixed maturities available-for-sale, at fair value	59,995	57,431
Equity securities available-for-sale, at fair value	3,198	4,231

Total investments	68,063	64,341

Cash and cash equivalents	2,215	1,748
Restricted cash ($8,054 and $5,284, respectively, restricted by related parties)	12,098	7,975
Accrued investment income	611	654
Premiums receivable ($4,605 and $2,884, respectively, due from related parties)	9,808	7,461
Net deferred tax asset	7,771	8,992
Due from reinsurers ($3,131 and $3,384, respectively, due from related parties)	7,418	7,368
Goodwill	23,561	23,561
Intangible assets	2,500	906
Accrued fee income ($710 and $1,000, respectively, due from related parties)	1,751	1,192
Due from securities brokers	144	296
Other assets ($0 and $5, respectively, due from related parties)	10,738	8,286

TOTAL ASSETS	$146,678	$132,780

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($10,414 and $8,998, respectively, due to related parties)	$22,485	$21,030
Premium and claim funds payable ($8,054 and $5,284, respectively,
due to related parties)	12,098	7,975
Commission payable ($2,100 and $1,667, respectively, due to related parties)	3,820	3,020
Accounts payable, accruals and other liabilities ($1,244 and $687, respectively,
due to related parties)	7,241	3,858
State income taxes payable	564	481
Due to securities brokers	38	3
Due to reinsurers ($617 and $729, respectively, due to related parties)	2,732	2,424

Total liabilities	48,978	38,791

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued, respectively; 8,272,332 shares outstanding, respectively	92	92
Additional paid-in capital	479,442	479,418
Accumulated other comprehensive income	2,349	1,278
Treasury stock, at cost, 909,461 shares, respectively	(9,107)	(9,107)
Accumulated deficit	(375,270)	(377,692)
Total American Independence Corp. stockholders’ equity	97,506	93,989
Non-controlling interest in subsidiaries	194	-
Total equity	97,700	93,989
TOTAL LIABILITIES AND EQUITY	$146,678	$132,780

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
REVENUES:
Premiums earned ($11,161, $8,406, $29,317 and
$24,118, respectively, from related parties)	$22,281	$19,138	$60,072	$54,573
Fee and agency income ($1,059, $1,090, $3,944
and $3,603, respectively, from related parties)	3,882	2,906	10,749	9,805
Net investment income	586	615	1,582	1,730
Net realized investment gains	30	238	200	323
Total other-than-temporary impairment losses	-	-	(359)	(20)
Portion of losses recognized in other comprehensive income	-	-	170	-
Net impairment losses recognized in earnings	-	-	(189)	(20)
Other income	26	72	100	250
	26,805	22,969	72,514	66,661

EXPENSES
Insurance benefits, claims and reserves ($6,621, $4,860,
$18,108 and $14,526, respectively, from related parties)	14,981	12,150	40,938	36,116
Selling, general and administrative expenses ($3,571, $3,071,
$9,500 and $8,954, respectively, from related parties)	9,877	9,099	26,887	26,347
Amortization and depreciation	182	214	272	645
	25,040	21,463	68,097	63,108

Income before income tax	1,765	1,506	4,417	3,553
Provision for income taxes	491	443	1,295	1,009

Net income	1,274	1,063	3,122	2,544
Less: Net income attributable to the non-controlling interest	(268)	(150)	(688)	(557)

Net income attributable to American Independence Corp.	$1,006	$913	$2,434	$1,987

Basic income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.12	$.11	$.29	$.23

Weighted-average shares outstanding	8,272	8,524	8,272	8,518

Diluted income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.12	$.11	$.29	$.23

Weighted-average diluted shares outstanding	8,272	8,524	8,272	8,518

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Net Income	$1,274	$1,063	$3,122	$2,544
Other comprehensive income:
Unrealized holding gains arising during the period	667	796	1,082	1,552
Reclassification adjustment for gains included in net income	(30)	(238)	(200)	(323)
Reclassification adjustment for other-than-temporary impairment
losses included in net income	-	-	189	20
Other comprehensive income	637	558	1,071	1,249
Comprehensive income	1,911	1,621	4,193	3,793
Less: comprehensive income attributable to non-controlling interests	(268)	(150)	(688)	(557)
Comprehensive income attributable to American Independence Corp.	$1,643	$1,471	$3,505	$3,236

_______________________________________________________________________________________________

See accompanying Notes to Condensed Consolidated Financial Statement

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

Nine Months Ended September 30, 2012

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2011	$92	$479,418	$1,278	$(9,107)	$(377,692)	$93,989	$-	$93,989

Net income					2,434	2,434	688	3,122
Other comprehensive income			1,071			1,071	-	1,071
Dividends paid to non-controlling interest							(506)	(506)
Other					(12)	(12)	12	-
Share-based compensation expense		24				24	-	24

BALANCE AT SEPTEMBER 30, 2012	$92	$479,442	$2,349	$(9,107)	$(375,270)	$97,506	$194	$97,700

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,122	$2,544
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(200)	(323)
Other-than-temporary impairment losses	189	20
Amortization and depreciation	272	645
Equity income	(33)	(13)
Deferred tax expense	1,308	1,068
Non-cash stock compensation expense	24	34
Change in operating assets and liabilities:
Net purchases of trading securities	40	-
Change in insurance reserves	1,455	(1)
Change in net amounts due from and to reinsurers	258	(1,283)
Change in accrued fee income	(559)	(310)
Change in claims fund	(1,302)	(1,100)
Change in commissions payable	800	(849)
Change in premiums receivable	(2,347)	1,861
Change in income taxes	(18)	(67)
Change in other assets and other liabilities	1,634	(455)

Net cash provided by operating activities	4,643	1,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	187	(1,139)
Net sales of securities under resale and repurchase agreements	(1,349)	3,013
Sales of and principal repayments on fixed maturities	18,169	20,842
Maturities and other repayments of fixed maturities	2,388	3,150
Purchases of fixed maturities	(22,575)	(24,501)
Distribution from interest in partnerships	86	-
Sales of equity securities	218	5,973
Purchases of equity securities	-	(8,329)
Cash paid in acquisitions, net of cash acquired	(1,300)	-
IPA acquisition of non-controlling interest	-	(450)

Net cash used by investing activities	(4,176)	(1,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	57

Net cash provided by financing activities	-	57

Increase in cash and cash equivalents	467	387
Cash and cash equivalents, beginning of period	1,748	2,614
Cash and cash equivalents, end of period	$2,215	$3,001

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$5	$6

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; d) our wholly owned business development and program management company, IHC Specialty Benefits, Inc. (“Specialty Benefits”); and e) our 89.6% ownership in Independent Producers of America, LLC (“IPA”), a national career agent marketing organization.  After the end of the first quarter of 2011, the Company consolidated its wholly owned subsidiaries, IHC Risk Solutions – RAS (formerly known as Risk Assessment Strategies, Inc. ("RAS")), IHC Risk Solutions – IIG (“IIG”), and IHC Risk Solutions, Inc. (“RSI”), formerly known as Excess Claims Administrators, Inc. into IHC Risk Solutions – Marlton (formerly known as Marlton Risk Group LLC ("Marlton")) and changed the name of the merged entity to IHC Risk Solutions, LLC (“Risk Solutions”).

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".  Risk Solutions, Specialty Benefits, HIO and IPA are collectively referred to as “our Agencies”.

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 78.6% of AMIC's stock as of September 30, 2012.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical and group major medical.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012 is not necessarily indicative of the results to be anticipated for the entire year.

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

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Restricted stock and common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  For the three months and nine months ended September 30, 2012 and 2011, shares from the assumed dilution due to the exercise of common stock options and vesting of restricted stock using the treasury stock method were deemed anti-dilutive.

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

Fee and Agency income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Agency income	$2,370	$1,573	$6,317	$5,327
Fee income–administration	1,451	1,269	3,912	3,776
Fee income– profit commissions	61	64	520	702

	$3,882	$2,906	$10,749	$9,805

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	SEPTEMBER 30, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$30,609	$1,087	$(30)	$31,666
Collateralized mortgage obligations (CMO) – residential	2,611	213	(1)	2,823
CMO – commercial	390	-	(166)	224
States, municipalities and political subdivisions	11,369	563	(9)	11,923
U.S. Government	6,472	242	-	6,714
Government sponsored enterprise (GSE)	6,199	271	-	6,470
Agency mortgage backed pass through securities (MBS)	160	15	-	175
Total fixed maturities	$57,810	$2,391	$(206)	$59,995

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Preferred stock with maturities	$273	$70	$-	$343
Preferred stock without maturities	2,760	96	(1)	2,855
Total available-for-sale equity securities	$3,033	$166	$(1)	$3,198

	DECEMBER 31, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$30,031	$510	$(66)	$30,475
CMO - residential	1,760	168	(40)	1,888
CMO – commercial	579	-	(364)	215
States, municipalities and political subdivisions	8,851	528	(12)	9,367
U.S. Government	5,982	309	-	6,291
GSE	8,900	129	(46)	8,983
MBS	196	16	-	212
Total fixed maturities	$56,299	$1,660	$(528)	$57,431

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Common stock	$831	$42	$(22)	$851
Preferred stock with maturities	273	35	-	308
Preferred stock without maturities	2,981	91	-	3,072
Total available-for-sale equity securities	$4,085	$168	$(22)	$4,231

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The unrealized gains (losses) on certain available-for-sale securities (residential CMO’s and certain preferred stocks with maturities) at September 30, 2012 and December 31, 2011 include $269,000 and $140,000, respectively, of the non-credit related component of other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage-backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(In thousands)

Due in one year or less	$1,607	$1,620	3%
Due after one year through five years	16,184	16,793	28%
Due after five years through ten years	20,153	20,899	35%
Due after ten years	10,505	10,991	18%
	48,449	50,303	84%

CMO and MBS
15 years	3,563	3,623	6%
30 years	5,798	6,069	10%

	$57,810	$59,995	100%

The following tables summarize, for all securities in an unrealized loss position at September 30, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$2,439	$30	$-	$-	$2,439	$30
CMO – residential	1	1	-	-	1	1
CMO – commercial	-	-	224	166	224	166
States, municipalities and political subdivisions	2,674	9	-	-	2,674	9
Total fixed maturities	$5,114	$40	$224	$166	$5,338	$206

EQUITY SECURITIES:

Preferred stock without maturities	$312	$1	$-	$-	$312	$1
Total equity securities	$312	$1	$-	$-	$312	$1

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$8,538	$57	$1,154	$9	$9,692	$66
CMO – residential	-	-	348	40	348	40
CMO – commercial	-	-	215	364	215	364
States, municipalities and political subdivisions	576	12	-	-	576	12
GSE	2,847	43	410	3	3,257	46
Total fixed maturities	$11,961	$112	$2,127	$416	$14,088	$528

EQUITY SECURITIES:

Common stock	$446	$22	$-	$-	$446	$22
Total equity securities	$446	$22	$-	$-	$446	$22

At September 30, 2012, a total of 6 fixed maturities and one equity security were in a continuous unrealized loss position for less than 12 months.  Also, at September 30, 2012, a total of one fixed maturity was in a continuous unrealized loss position for 12 months or longer.  At December 31, 2011, a total of 9 fixed maturities and 6 equity securities were in a continuous unrealized loss position for less than 12 months.  Also, at December 31, 2011, a total of 5 fixed maturities were in a continuous unrealized loss position for 12 months or longer.  Except for certain fixed maturities which are determined to be other-than-temporarily impaired, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect the current amortized cost basis of the security.

Substantially all of the unrealized losses on fixed maturities at September 30, 2012 and December 31, 2011 were attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

At September 30, 2012, the Company had $621,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 63.8% were in CMOs that originated in 2005 or earlier and 36.2% were in CMOs that originated in 2006 or later.  The unrealized losses on all other CMO’s relate to prime rate CMO’s and are primarily attributable to general disruptions in the credit market subsequent to purchase.

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

Credit losses were recognized on certain impaired fixed maturities and preferred stocks with maturities, for which each security also had an impairment loss recognized in other comprehensive income.  The rollforward of these credit losses were as follows (in thousands):

Balance at December 31, 2011	$145
Credit portion of other-than-temporary
impairment losses recognized during period	189
Securities sold or matured	(46)

Balance at September 30, 2012	$288

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

5.

Net Realized Investment Gains

Net realized investment gains for the three months and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales of available-for-sale securities:
Fixed maturities	$(4)	$347	$152	$450
Common stock	-	(103)	-	(121)
Preferred stock	(2)	(6)	(2)	(6)
Total sales of available-for-sale securities	(6)	238	150	323

Sales of trading securities	25	-	38	-

Unrealized gain (loss) on trading securities:
Available-for-sale securities transferred
to trading category on January 1, 2012	-	-	20	-
Change in unrealized gain on trading securities	11	-	(8)	-
Total unrealized gain on trading securities	11	-	12	-

Net realized investment gains	$30	$238	$200	$323

For the three months and nine months ended September 30, 2012, the Company recorded realized gross gains of $38,000 and $337,000, respectively, and gross losses of $44,000 and $187,000, respectively on available-for-sale securities.  For the three months and nine months ended September 30, 2011, the Company recorded realized gross gains of $332,000 and $623,000, respectively, and gross losses of $94,000 and $300,000, respectively on available-for-sale securities.

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

Trading securities

Trading securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$31,666	$-	$31,666
CMO - residential	-	2,426	397	2,823
CMO – commercial	-	-	224	224
States, municipalities and political
subdivisions	-	11,923	-	11,923
U.S. Government	-	6,714	-	6,714
GSE	-	6,470	-	6,470
MBS - residential	-	175	-	175
Total fixed maturities	-	59,374	621	59,995

Equity securities available-for-sale:
Preferred stock with maturities	343	-	-	343
Preferred stock without maturities	2,855	-	-	2,855
Total equity securities	3,198	-	-	3,198

Trading securities:
Common Stock	797	-	-	797
Preferred stock without maturities	45	-	-	45
Total trading securities	842	-	-	842

Total financial assets	$4,040	$59,374	$621	$64,035

	December 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$30,475	$-	$30,475
CMO - residential	-	1,024	864	1,888
CMO – commercial	-	-	215	215
States, municipalities and political
subdivisions	-	9,367	-	9,367
U.S. Government	-	6,291	-	6,291
GSE	-	8,983	-	8,983
MBS	-	212	-	212
Total fixed maturities	-	56,352	1,079	57,431

Equity securities available-for-sale:
Common stock	851	-	-	851
Preferred stock with maturities	308	-	-	308
Preferred stock without maturities	3,072	-	-	3,072
Total equity securities	4,231	-	-	4,231

Total financial assets	$4,231	$56,352	$1,079	$61,662

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.

 For the three months and nine months ending September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category as a result of limited or inactive markets during the first three months of 2012.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category in the first nine months of 2012.  The changes in the carrying value of Level 3 assets and liabilities for the three months and nine months ended September 30, 2012 are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	CMOs			CMOs
	Residential	Commercial	Total	Residential	Commercial	Total

Balance, beginning of period	$391	$220	$611	$864	$215	$1,079

Sales of securities	-	-	-	(432)	-	(432)
Repayments of fixed maturities	(21)	-	(21)	(77)	-	(77)
Net realized
investment losses	-	-	-	(41)	-	(41)
Other-than-temporary
impairment losses	-	-	-	-	(189)	(189)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	27	4	31	83	198	281

Balance, end of period	$397	$224	$621	$397	$224	$621

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the nine months ended September 30, 2012 is as follows (in thousands):

Other Intangible
Assets

Balance at December 31, 2011	$906
Acquired broker relationships	1,825
Amortization expense	(231)
Balance at September 30, 2012	$2,500

In July 2012, AMIC acquired the assets and renewal contract rights of a MGU of medical stop-loss business for an aggregate purchase price of $1,825,000.  The purchase price consists of $1,300,000 in cash and $525,000 in contingent consideration expected to be paid in early 2013 based on expected growth in the acquired block of business.  AMIC recorded other intangible assets representing broker relationships, which will be amortized over a weighted average period of 7.0 years.

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $273,000 and $281,000 for the three months ended September 30, 2012 and 2011, respectively, and $862,000 and $857,000 for the nine months ended September 30, 2012 and 2011, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

9.

Share-Based Compensation

Total share-based compensation expense was $8,000 and $9,000 for the three months ended September 30, 2012 and 2011, respectively, and $24,000 and $34,000 for the nine months ended September 30, 2012 and 2011, respectively.  Related tax benefits of $3,000 and $3,000 were recognized for the three months ended September 30, 2012 and 2011, respectively, and $9,000 and $12,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2012:

	Outstanding	Exercisable

Number of options	317,288	299,509
Weighted average exercise price per share	$10.40	$10.70
Aggregate intrinsic value of options	$3,711	$2,156
Weighted average contractual term remaining	2.43 years	2.08 years

The Company’s stock option activity for the nine months ended September 30, 2012 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2011	333,956	$10.43

Forfeited	(16,668)	11.10

Balance, September 30, 2012	317,288	$10.40

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the nine months ended September 30, 2012 and 2011 was $0 and $3.02 per share, respectively.  The assumptions set forth in the table below were used to value the stock options granted during the nine months ended September 30, 2012 and 2011:

	September 30,
	2012	2011

Weighted-average risk-free interest rate	-	3.11%
Annual dividend rate per share	-	$-
Weighted-average volatility factor of the Company's common stock	-	36.89
Weighted-average expected term of options		5 years

No options were granted in 2012.

Compensation expense of $8,000 and $9,000 was recognized for the three months ended September 30, 2012 and 2011, respectively, and $24,000 and $27,000 for the nine months ended September 30, 2012 and 2011, respectively for the portion of the fair value of stock options vesting during that period.

As of September 30, 2012, there was approximately $56,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards have been issued since then.  There was no restricted stock expense for the three months ended September 30, 2012 and 2011, respectively, and $0 and $7,000 for the nine months ended September 30, 2012 and 2011.  There were no restricted stock awards outstanding as of December 31, 2011.

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

Included in accumulated other comprehensive income at September 30, 2012 and December 31, 2011 are adjustments of $269,000 and $140,000, respectively, related to the non-credit related component of other-than-temporary impairment losses recorded.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At September 30, 2012, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $272,378,000 for federal income tax purposes which expire between 2019 and 2029.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending September 30, 2012 and December 31, 2011 are $7,771,000 and $8,992,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Internal Revenue Service ("IRS") is currently auditing the Company’s 2009 consolidated income tax return.  The IRS has previously audited the Company’s 2003 and 2004 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at September 30, 2012.

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned business development and program management company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our full service direct writer of medical-stop insurance for self-insured employer groups IHC Risk Solutions, LLC (“Risk Solutions”), and our two insurance and marketing agencies, Independent Producers of America, LLC (“IPA”) and HealthInsurance.org (“HIO”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 78.6% of AMIC's stock as of September 30, 2012.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  As of September 30, 2012, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health, short-term statutory disability benefit product in New York State ("DBL") and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American began writing group major medical, medical stop-loss, major medical plans for individuals and families, and short-term medical in 2007, added dental in 2009, and pet insurance in 2012.  Given its broad licensing, A- (Excellent) rating from A.M. Best, and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its health and pet insurance products.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in 49 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of September 30, 2012 was $54,649,000.

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

The following is a summary of key performance information and events:

The results of operations for the three months and nine months ended September 30, 2012 and 2011 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$26,805	$22,969	$72,514	$66,661
Expenses	25,040	21,463	68,097	63,108
Income before income tax	1,765	1,506	4,417	3,553
Provision for income taxes	491	443	1,295	1,009
Net income	1,274	1,063	3,122	2,544
Less: Net income attributable to the non-controlling interest	(268)	(150)	(688)	(557)
Net income attributable to American Independence Corp.	$1,006	$913	$2,434	$1,987

•

The book value of the Company increased to $11.79 per share at September 30, 2012 compared to $11.36 per share at December 31, 2011.

•

Net income per share increased to $.12 per share, diluted, or $1.0 million, for the three months ended September 30, 2012, compared to $.11 per share, diluted, or $0.9 million for the three months ended September 30, 2011.  Net income per share increased to $.29 per share, diluted, or $2.4 million, for nine months ended September 30, 2012, compared to $.23 per share, diluted, or $2.0 million for the nine months ended September 30, 2011.

•

At September 30, 2012, 99.0% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.2% and 3.5% for the nine months ended September 30, 2012 and 2011, respectively.  The lower yield is primarily due to the lower interest rate environment.

•

Premiums earned increased 10% to $60.1 million for the nine months ended September 30, 2012 compared to $54.6 million for the nine months ended September 30, 2011, primarily due to higher direct and assumed medical stop-loss premiums, and higher assumed international premiums, offset by lower direct group major medical premiums written and lower direct individual health premiums written.

•

For the nine months ended September 30, 2012 and 2011, Independence American wrote $7.4 million and $10.1 million, respectively, of individual health business produced by our marketing organization IPA.

•

For the nine months ended September 30, 2012, Risk Solutions and our Agencies generated revenues of $11.0 million compared to $10.2 million for the nine months ended September 30, 2011 primarily due to higher revenues generated at HIO.

•

Underwriting experience as indicated by GAAP Combined Ratios, on our three lines of business for the three months and nine months ended September 30, 2012 and 2011, is as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Premiums Earned	$12,123	$10,458	$34,794	$28,957
Insurance Benefits Claims and Reserves	7,982	6,448	23,815	19,252
Profit Commission Expense (Recovery)	393	301	(4)	997
Expenses	3,193	2,824	9,373	7,876

Loss Ratio(A)	65.8%	61.7%	68.4%	66.5%
Profit Commission Expense Ratio (B)	3.2%	2.9%	-%	3.4%
Expense Ratio (C)	26.3%	27.0%	26.9%	27.2%
Combined Ratio (D)	95.3%	91.6%	95.3%	97.1%

▪ Fully Insured Health	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Premiums Earned	$9,151	$7,946	$22,747	$23,402
Insurance Benefits Claims and Reserves	6,262	5,204	15,464	15,469
Profit Commission Expense (Recovery)	(332)	(9)	(210)	(570)
Expenses	2,274	1,997	5,253	5,860

Loss Ratio(A)	68.4%	65.5%	68.0%	66.1%
Profit Commission Expense Ratio (B)	-3.6%	-0.1%	-0.9%	-2.4%
Expense Ratio (C)	24.8%	25.1%	23.1%	25.0%
Combined Ratio (D)	89.6%	90.5%	90.2%	88.7%

▪ Group Disability	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Premiums Earned	$1,007	$734	$2,531	$2,214
Insurance Benefits Claims and Reserves	737	498	1,659	1,395
Expenses	264	218	774	689

Loss Ratio(A)	73.2%	67.8%	65.5%	63.0%
Expense Ratio (C)	26.2%	29.7%	30.6%	31.1%
Combined Ratio (D)	99.4%	97.5%	96.1%	94.1%

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

•

The Company recorded an increase in the loss ratio in the medical stop-loss line of business for the three months and nine months ended September 30, 2012 due to the poor performance on business written through one program.  This increase was partially offset by the reversal of profit commissions as evidenced by the profit commission ratio for the nine months ended September 30, 2012.

•

The Company recorded an increase in the loss ratio in the fully insured health line of business for the three months and nine months ended September 30, 2012 primarily due to lower individual health and group major medical premiums written and higher claims for assumed group major medical business.

•

The Company experienced an increase in the loss ratio for the group disability line of business for the three months and nine months ended September 30, 2012 as a result of the addition of assumed LTD business in the third quarter of 2012.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2011.  Management has identified the accounting policies related to Insurance Reserves, Premium and Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2011.  During the nine months ended September 30, 2012, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2011 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2012, Compared to the Three Months Ended September 30, 2011.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$12,123	-	348	7,982	3,586	-	$903
Fully Insured Health	9,151	-	160	6,262	1,942	-	1,107
Group Disability	1,007	-	24	737	264	-	30
Total Independence
American	22,281	-	532	14,981	5,792	-	2,040
Risk Solutions
And Agencies	-	3,908	44	-	3,730	182	40
Corporate	-	-	10	-	355	-	(345)
Subtotal	$22,281	3,908	586	14,981	9,877	182	1,735

Net realized investment gains							30
Income before income taxes							1,765
Income taxes							(491)
Net income							1,274
Less: Net income attributable to the non-controlling interest							(268)
Net income attributable to American Independence Corp.							$1,006

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$10,458	-	391	6,448	3,088	37	$1,276
Fully Insured Health	7,946	-	143	5,204	1,863	125	897
Group Disability	734	-	19	498	218	-	37
Total Independence
American	19,138	-	553	12,150	5,169	162	2,210
Risk Solutions
and Agencies	-	2,978	52	-	3,391	52	(413)
Corporate	-	-	10	-	539	-	(529)
Subtotal	$19,138	2,978	615	12,150	9,099	214	1,268

Net realized investment gains							238
Income before income taxes							1,506
Income taxes							(443)
Net income							1,063
Less: Net income attributable to the non-controlling interest							(150)
Net income attributable to American Independence Corp.							$913

Premiums Earned.  Premiums earned increased 16%, or $3,143,000 from 2011 to 2012.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $1,665,000.  This is due to an increase of $1,084,000 in medical stop-loss premiums assumed by Independence American and an increase of $581,000 in medical stop-loss premiums written by Independence American.  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, pets health, international medical, and individual health increased $1,205,000.  The increase is primarily due to an increase of $924,000 in international medical premiums assumed by Independence American, and increase of $1,174,000 in pets health premiums written, offset by a decrease of $860,000 in group major medical premiums written.  Premiums relating to group disability increased $273,000 due to LTD premiums assumed by Independence American.  For the three months ended September 30, 2012, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business, 50% of certain of IHC’s LTD business, and approximately 24% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income increased $976,000 from 2011 to 2012.  Risk Solutions fee income-administration increased $182,000 to $1,451,000 for 2012, compared to $1,269,000 for 2011.  Risk Solutions fee income-profit commission decreased $3,000 to $61,000 for 2012, compared to $64,000 for 2011.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2012 are based on business written during portions of 2009, 2010 and 2011.  In 2012, income from our Agencies consisted of commission income and other fees of $1,022,000 from IPA and revenue of $1,000,000 and $348,000 from HIO and our new company Specialty Benefits, respectively.  In 2011, income from our Agencies consisted of commission income and other fees of $950,000 from IPA and revenue of $623,000 from HIO.  The increase in fee income at HIO is due to increases in Internet lead and referral business.

Net Investment Income.  Net investment income decreased $29,000 from 2011 to 2012.  The investment yields were 3.5% for the three months ended September 30, 2012 and 3.8% for the three months ended September 30, 2011.  The lower yield is primarily due to the lower interest rate environment.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $30,000 for the three months ended September 30, 2012, compared to a gain of $238,000 for the three months ended September 30, 2011.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income decreased $46,000 from 2011 to 2012 due to lower consulting fees earned by Risk Solutions for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 23%, or $2,831,000 from 2011 to 2012.  The increase is primarily comprised of an increase in assumed fully insured of $1,051,000 primarily due to an increase in international medical premiums assumed, an increase in direct medical stop-loss of $553,000 due to higher premiums written and a higher loss ratio, an increase in assumed medical stop-loss of $981,000 due to higher premiums written and a higher loss ratio, an increase of $697,000 in pets health due to higher premiums written, an increase in group disability of $239,000 primarily due to an increase in LTD premiums assumed, offset by a decrease of $365,000 in direct group major medical due to lower premiums written offset by a higher loss ratio, and a decrease in direct individual health of $681,000 due to a lower loss ratio and lower premiums written.

Selling, General and Administrative.  Selling, general and administrative expenses increased $778,000 from 2011 to 2012.  This increase is primarily due to higher expenses of $562,000 due to the formation of Specialty Benefits in May 2012, higher commission expense of $617,000 at Independence American due to higher medical stop-loss premiums written and higher international health premiums assumed, higher expenses at HIO of $269,000 due to higher referral and management fees, higher administration expense of $149,000 at Independence American due to higher fees in direct medical stop-loss due to higher premiums written, offset by lower expenses at IPA of $288,000 primarily due to lower professional fees and lower agent commission expense, lower profit commission expense of $231,000 at Independence American for the direct medical stop-loss and fully insured business, and lower expenses at Risk Solutions of $204,000 primarily due to lower salary expense and lower professional fees.

Amortization and Depreciation.  Amortization and depreciation expense decreased $32,000 from 2011 to 2012.

Income Taxes.  The provision for income taxes increased $48,000 to $491,000, an effective rate of 32.8%, for the three months ended September 30, 2012, compared to $443,000, an effective rate of 32.7%, for the three months ended September 30, 2011.  Net income for the three months ended September 30, 2012 and 2011 includes a non-cash provision for federal income taxes of $511,000 and $451,000, respectively.  The state tax effective rate increased to (1.6%) for the three months ended September 30, 2012, compared to (1.8%) for the three months ended September 30, 2011.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $118,000 from 2011 to 2012.  The net income for the three months ended September 30, 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA.  The net income for the three months ended September 30, 2011 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $1,006,000, or $.12 per share, diluted, for the three months ended September 30, 2012, compared to $913,000, or $.11 per share, diluted, for the three months ended September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2012, Compared to the Nine Months Ended September 30, 2011.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$34,794	-	998	23,815	9,369	-	$2,608
Fully Insured Health	22,747	-	364	15,464	5,043	-	2,604
Group Disability	2,531	-	53	1,659	774	-	151
Total Independence
American	60,072	-	1,415	40,938	15,186	-	5,363
Risk Solutions
And Agencies	-	10,849	128	-	10,549	272	156
Corporate	-	-	39	-	1,152	-	(1,113)
Subtotal	$60,072	10,849	1,582	40,938	26,887	272	4,406

Net realized investment gains							200
Other-than-temporary impairment losses							(189)
Income before income taxes							4,417
Income taxes							(1,295)
Net income							3,122
Less: Net income attributable to the non-controlling interest							(688)
Net income attributable to American Independence Corp.							$2,434

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$28,957	-	1,127	19,252	8,763	110	$1,959
Fully Insured Health	23,402	-	386	15,469	4,914	376	3,029
Group Disability	2,214	-	53	1,395	689	-	183
Total Independence
American	54,573	-	1,566	36,116	14,366	486	5,171
Risk Solutions
and Agencies	-	10,055	129	-	10,538	159	(513)
Corporate	-	-	35	-	1,443	-	(1,408)
Subtotal	$54,573	10,055	1,730	36,116	26,347	645	3,250

Net realized investment gains							323
Other-than-temporary impairment losses							(20)
Income before income taxes							3,553
Income taxes							(1,009)
Net income							2,544
Less: Net income attributable to the non-controlling interest							(557)
Net income attributable to American Independence Corp.							$1,987

Premiums Earned.  Premiums earned increased 10%, or $5,499,000 from 2011 to 2012.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $5,837,000.  This is due to an increase of $3,375,000 in medical stop-loss premiums assumed by Independence American and an increase of $2,462,000 in medical stop-loss premiums written by Independence American.  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, pets health, international medical and individual health decreased $655,000.  The decrease is primarily due to a decrease of $3,222,000 in group major medical premiums written, a decrease of $975,000 in individual health premiums written, offset by an increase of $1,174,000 in pets health premiums written, an increase of $1,302,000 in other fully insured premiums written and a $924,000 increase in international medical premiums assumed by Independence American.  Premiums relating to group disability increased $317,000 due to an increase in LTD premiums assumed by Independence American.  For the nine months ended September 30, 2012, Independence American assumed 10% of IHC’s short-term medical business, approximately 8% of certain of IHC’s group major medical business, 20% of IHC’s DBL business, 50% of certain of IHC’s LTD business, and approximately 23% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income increased $944,000 from 2011 to 2012.  Risk Solutions fee income-administration increased $136,000 to $3,912,000 for 2012, compared to $3,776,000 for 2011.  Risk Solutions fee income-profit commission decreased $182,000 to $520,000 for 2012, compared to $702,000 for 2011.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2012 are based on business written during portions of 2009, 2010 and 2011.  In 2012, income from our Agencies consisted of commission income and other fees of $3,282,000 from IPA and revenue of $2,461,000 and $574,000 from HIO and our new company Specialty Benefits, respectively.  In 2011, income from our Agencies consisted of commission income and other fees of $3,639,000 from IPA and revenue of $1,688,000 from HIO.  The increase in fee income at HIO is due to increases in Internet lead and referral business.

Net Investment Income.  Net investment income decreased $148,000 from 2011 to 2012.  The investment yields were 3.2% for the nine months ended September 30, 2012 and 3.5% for the nine months ended September 30, 2011.  The lower yield is primarily due to the lower interest rate environment.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $200,000 for the nine months ended September 30, 2012, compared to a gain of $323,000 for the nine months ended September 30, 2011.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the nine months ended September 30, 2012 and 2011, the Company recorded $189,000 and $20,000, respectively, of other-than-temporary-impairment losses.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income decreased $150,000 from 2011 to 2012 due to lower consulting fees earned by Risk Solutions for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 13%, or $4,822,000 from 2011 to 2012.  The increase is primarily comprised of an increase in direct medical stop-loss of $3,033,000 due to higher premiums written and a higher loss ratio, an increase in assumed medical stop-loss of $1,530,000 due to an increase in premiums written offset by a lower loss ratio, an increase in assumed fully insured of $951,000 primarily due to an increase in international medical premiums assumed, an increase in pets health of $697,000 due to an increase in premiums written, an increase in other direct fully insured of $1,047,000 due to higher premiums written, an increase in group disability of $264,000 primarily due to an increase in LTD  premiums assumed, offset by a decrease in direct group major medical of $2,668,000 due to lower premiums written offset by a higher loss ratio.

Selling, General and Administrative.  Selling, general and administrative expenses increased $540,000 from 2011 to 2012.  This increase is primarily due to higher expenses at HIO of $646,000 due to higher referral and management fees, higher expenses of $914,000 due to the formation of Specialty Benefits in May 2012, higher commission expense of $1,088,000 at Independence American due to higher assumed medical stop-loss premiums, offset by lower expenses at Risk Solutions of $735,000 primarily due to lower salary expense and lower professional fees, lower expenses at IPA of $813,000 due to lower professional fees and lower agent commission expense,  and lower profit commission expense of $641,000 at Independence American primarily for the medical stop-loss business written.

Amortization and Depreciation.  Amortization and depreciation expense decreased $373,000 from 2011 to 2012.

Income Taxes.  The provision for income taxes increased $286,000 to $1,295,000, an effective rate of 34.7%, for the nine months ended September 30, 2012, compared to $1,009,000, an effective rate of 33.7%, for the nine months ended September 30, 2011.  Net income for the nine months ended September 30, 2012 and 2011 includes a non-cash provision for federal income taxes of $1,221,000 and $967,000, respectively.  The state tax effective rate increased to 1.0% for the nine months ended September 30, 2012, compared to 0.3% for the nine months ended September 30, 2011.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $131,000 from 2011 to 2012.  The net income for the nine months ended September 30, 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA.  The net income for the nine months ended September 30, 2011 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $2,434,000, or $.29 per share, diluted, for the nine months ended September 30, 2012, compared to $1,987,000, or $.23 per share, diluted, for the nine months ended September 30, 2011.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the nine months ended September 30, 2012, our Agencies and Risk Solutions paid $636,000 in dividends to Corporate.

Cash Flows

As of September 30, 2012, the Company had $70,384,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $66,382,000 as of December 31, 2011.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2012 was $4,643,000.  Net cash used by investing activities of continuing operations for the nine months ended September 30, 2012 was $4,176,000.

At September 30, 2012, the Company had $12,098,000 of restricted cash at Risk Solutions.  This amount is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $12,098,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At September 30, 2012, the Company had $22,485,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $3,535,000 to $68,169,000 during the nine months ended September 30, 2012 from $64,634,000 at December 31, 2011, primarily due to the purchases of securities purchased under agreements to resell, higher net purchases of fixed maturity securities, and an increase in unrealized gains on fixed maturity securities.

The Company had receivables from reinsurers of $7,418,000 at September 30, 2012.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at September 30, 2012.

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	September 30,	December 31,
	2012	2011

Medical Stop-Loss	$14,759	$14,165
Fully Insured Health	6,862	6,259
Group Disability	864	606

	$22,485	$21,030

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

Major factors that affect the projected net loss ratio assumption in reserving for medical stop-loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (iii) the adherence to the Company's underwriting guidelines. Changes in these underlying factors are what determine the reasonably likely changes in the projected net loss ratio.

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

The $3,517,000 increase in AMIC’s stockholders' equity in the first nine months of 2012 is primarily due to net income of $2,434,000, and a $1,071,000 increase in net unrealized gains on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized gains on available-for-sale securities totaled $2,557,000 at September 30, 2012.  Approximately 99.0% of the Company’s fixed maturities were investment grade and continue to be rated on average AA.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At September 30, 2012, approximately 1.0% (or $606,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at September 30, 2012.

At September 30, 2012, the Company had $621,000 invested in whole loan CMOs backed by Alt-A mortgages.  Of this amount, 63.8% were in CMOs that originated in 2005 or earlier and 36.2% were in CMOs that originated in 2006 or later.  The Company’s mortgage security portfolio has no direct exposure to sub-prime mortgages.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the nine months ended September 30, 2012 and 2011, the Company recorded realized losses for other-than-temporary impairments of $189,000 and $20,000, respectively.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2012 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$166	$166

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2012.  In 2012, the Company experienced an increase in net unrealized gains of $1,071,000 which increased stockholders' equity by $1,071,000 (reflecting net unrealized gains of $2,349,000 at September 30, 2012 compared to net unrealized gains of $1,278,000 at December 31, 2011).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

•

Maintaining the improved profitability of the medical stop-loss business underwritten by IHCRS.  The medical stop-loss results for business underwritten by IHCRS continue to show significant profit margins primarily as a result of business written in 2010 and 2011.  We expect that business underwritten by IHCRS in 2012 will be quite profitable due to the underwriting and sales discipline resulting from the consolidation of IHCRS, and the rate increases achieved by IHCRS on renewal business, which was already performing well.  The positive results on business underwritten by IHCRS were partially offset by poor underwriting results from a non-owned MGU program.  We also expect to continue  growing this block organically and through acquisitions.  In the third quarter of 2012, IHCRS acquired the assets of an MGU with a block of approximately $10 million of medical stop-loss premiums.

•

We are now approved to write pet insurance in more than 30 states, and have begun to record premiums from this new line of business.

•

Continuing to seek additional opportunities to distribute health products, pet products and continuing the profitability of our fully insured business.

•

Rolling out various supplemental medical products in 2012 for which we believe there will be a developing market in future years.  Independence American has filed these products and they are now being distributed by IPA, among others.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our fully insured health business may be affected by the implementation of the Patient Protection and Affordable Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010, and its subsequent interpretations by state and federal regulators.  The regulations proposed to-date (including those mandating minimum loss ratios) seem to have validated our strategy of pursuing niche lines of business across many states utilizing multiple carriers.  We have begun a comprehensive review of all the options for AMIC and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical plans in the small employer and individual markets, the law may make exceptions for carriers, such as ours, that have a minimal presence in any one state.  Additional regulations that have not yet been released may require AMIC to pursue different strategies for a portion of its fully insured business.   “Non-essential” lines of business and medical stop-loss have been impacted by health care reform minimally or not at all.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2012 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2011 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the third quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In June 2010, the Board of Directors of AMIC authorized the repurchase of up to 200,000 shares of AMIC’s common stock.  In November 2011, the Board of Directors of AMIC authorized the repurchase of an additional 250,000 shares of AMIC common stock for a total of 450,000 shares authorized under the repurchase program.  The repurchase program may be discontinued or suspended at any time.  As of September 30, 2012, 186,898 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended September 30, 2012.

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4.

Mine Safety Disclosures

Not Applicable

Item 5.

Other Information

Not Applicable

Item 6.

Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	November 8, 2012

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	November 8, 2012