Form 10-K
period 2012-12-31
AMERICAN INDEPENDENCE CORP
filed 2013-03-15
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

[   ] Yes

        [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2012 was $8,833,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

Outstanding at March 15, 2013

Common Stock, $0.01 par value

8,272,332

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2013 annual meeting of stockholders to be held in June 2013 are incorporated by reference in response to Part III of this Report.

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

We provide specialized health coverage and related services to commercial customers and individuals.  We focus on niche health products and/or narrowly defined distribution channels in the United States.  Our wholly owned subsidiary, Independence American Insurance Company ("Independence American"), markets its products through IHC Risk Solutions, LLC, IHC Specialty Benefits, Inc., and IPA Family, LLC, which are subsidiaries of AMIC, and through independent brokers, producers and agents.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

AMIC retains much of the risk that it underwrites, and focuses on the following lines of business:

•

Medical stop-loss

•

Major medical for individuals and families

•

Group major medical

•

Short-term medical

•

Limited medical

•

Pet insurance

•

Supplemental medical

•

Vision

•

Dental

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best").  We have been informed by A.M. Best that an A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

Risk Solutions is a full-service direct writer of medical stop-loss insurance for self-insured employer groups.  In 2011, the Company consolidated its wholly owned subsidiaries, IHC Risk Solutions – RAS (formerly known as Risk Assessment Strategies, Inc. ("RAS")), IHC Risk Solutions – IIG (“IIG”), and IHC Risk Solutions, Inc. (“RSI”), formerly known as Excess Claims Administrators, Inc. into IHC Risk Solutions – Marlton (formerly known as Marlton Risk Group LLC ("Marlton")) and changed the name of the merged entity to IHC Risk Solutions, LLC (“Risk Solutions”).  Risk Solutions markets, underwrites, collects premiums, administers and processes claims, and performs medical management services. AMIC also has a 23% minority investment in Majestic Underwriters LLC ("Majestic"), which transferred its stop-loss block and employees to Risk Solutions as of January 1, 2012 in exchange for fee income based on the business transferred.  Independence Holding Company owns the remaining 77% interest in Majestic.

Risk Solutions has offices near Hartford, Connecticut and Philadelphia, Pennsylvania, and markets and underwrites employer medical stop-loss and group life primarily for Standard Security Life Insurance Company of New York ("Standard Security Life").  It also writes, to a much lesser extent, for three other carriers, including Madison National Life Insurance Company, Inc. ("Madison National Life") and Independence American.  Independence Holding Company and its subsidiaries including, among others, Standard Security Life and Madison National Life are collectively referred to as "IHC".  IHC owned 78.6% of AMIC’s outstanding stock as of December 31, 2012.  AMIC also has a wholly owned business development and program management company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), a 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency, a 40% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for a managing general underwriting agency for non-subscriber occupational accident business, and an 89.6% ownership in IPA Family, LLC (“IPA”), a national, career agent marketing organization.  The Company increased its ownership interest in IPA from 51% to 79% at September 30, 2011, and from 79% to 89.6% at December 31, 2011 (see Note 18 of Notes to Consolidated Financial Statements).  Risk Solutions, Specialty Benefits, HIO and IPA are collectively referred to as “our Agencies”.

Independence American writes group major medical, medical stop-loss, major medical plans for individuals and families, short-term medical, and dental, and began writing pet insurance in 2012.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of these products and to begin writing non-subscriber occupational accident insurance in Texas in 2013.

In addition, AMIC expects that the number of insurance leads produced by HIO will continue to grow and that the revenue from HIO will continue to accelerate.  When AMIC acquired 51% of HIO in November, 2007, it was producing approximately 20,000 unique visitors per month.  HIO now produces nearly 120,000 unique visitors per month.  HIO also operates the Medicare Resource Center and generates unique visitors and a small, but growing amount of revenue as baby boomers increasingly use the internet to purchase Medicare-related products.

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

Fully Insured Health Products

This line of business has two major categories: (i) Major Medical Essential Health Benefit (EHB) coverage and (ii) ancillary non-EHB plans.  Both categories are expected to grow in 2013, but the EHB category may shrink in 2014 and beyond as a result of the Affordable Care Act (ACA).  Independence American acts as either an issuing carrier and reinsurer, or both, on the following lines.

Major Medical Essential Health Benefit Coverages

This category is primarily comprised of group major medical insurance and major medical plans for individuals and families.  Both products include Consumer Directed Health Plan (CDHP) and are approved for sale in the majority of states.

 Group major medical is marketed primarily to small employers (two to 50 covered lives) and is available in the majority of states. It is fully insured medical coverage that is principally designed to work with health reimbursement accounts ("HRA") and health savings accounts ("HSA") which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as preferred provider organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payments. CDHPs are designed to provide participants with economic incentives to be informed consumers of healthcare.  The Company is expecting growth in 2013, primarily through the addition of reinsurance on IHC new programs and distributors.

The Company markets major medical plans for individuals and families that include CDHP products which are approved in the majority of states.  This line of business, which is distributed by IPA on behalf of Independence American and on which the Company receives reinsurance premiums from IHC, is anticipated to experience some contraction in premium in 2013 due to the decrease in the number of states in which we market as a result of the ACA.

Supplemental or non-EHB Products

This category is primarily comprised of dental/vision, STM, non-EHB supplemental plans for groups, individuals and families, and pet insurance.  These are sold through multiple distribution strategies.

Most of our dental premium is reinsurance ceded from IHC, which sells group and individual dental products in all 50 states. The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups. Employer plans are offered on both employer paid and voluntary bases.  As part of the distribution of dental products, IHC also offer vision benefits. Vision plans will offer a flat reimbursement amount for exams and materials.  Independence American reinsures vision policies written by IHC in the State of New York on behalf of a national vision provider.  IHC does not control the distribution or underwriting of the NY vision product. Gross dental premiums declined in 2012 due to pricing action taken to stabilize the underwriting results of the block.  We expect the dental business to grow in 2013 as a result of new distribution relationships, new product offerings and possible block acquisitions.  We anticipate a reduction in our vision premiums in New York.

Independence American sells and reinsures from IHC short-term medical products ("STM") in the majority of states. STM is designed specifically for people with temporary needs for health coverage. Typically, STM products are written for a defined duration of twelve months or less. Among the typical purchasers of STM products are self-employed professionals, recent college graduates, persons between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time less than 365 days.  IHC’s gross premium declined in this line of business in 2012 due to the termination of several non-owned distributors, however, during this period underwriting profits increased significantly. We anticipate modest growth in this line of business in 2013 in part due to increased demand for coverage that lasts until the guarantee issue provisions of the ACA begin in 2014, and new direct-to-consumer relationships.

The Company markets supplemental products to individuals and families that are generally used as either a supplement to a major medical plan or in lieu of major medical coverage for persons that do not qualify for or choose not to purchase such coverage.  The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits.

The product lines included in this supplemental grouping are hospital indemnity plans (HIP), limited benefit plans, critical illness and bundled packages of accident medical coverage, critical illness and life insurance. These products, which are available in most states, are not directly impacted by the ACA and are available through multiple distribution sources including Company owned direct-to-consumer websites and captive agents, general agents and on-line agencies.

We also write and reinsure medical benefit plans for employers who choose to offer non-EHB coverage to their employees. This is a limited medical policy that offers affordable health coverage to hourly, part-time and/or seasonal employees, which is approved in a majority of states. Limited medical plans are a low cost alternative to major medical insurance that permit employees who do not otherwise have health insurance to begin to participate in the healthcare system.  The Company projects growth in 2013 as employers use these products to create a benefit package to attract and retain part-time employees.

In 2012, the Company began marketing and reinsuring self-funded medical plans for employers between 10 and 50 employees. These plans, which are currently marketed in a limited number of states, appeal to employers that wish to participate in cost savings and wellness initiatives that will lower their claims costs.  We expect that sales of the small group self-funded plans will grow in 2013 as we increase distribution and make the product available in additional states.

Group Disability

Independence American reinsures 8% of Madison National Life's group long-term disability ("LTD") products to employers that wish to provide this benefit to their employees. Depending on an employer's requirements, LTD policies (i) cover between 40% and 90% of insurable salary; (ii) have elimination periods (i.e., the period between the commencement of the disability and the start of benefit payments) of between 30 and 730 days; and (iii) terminate after two, five or ten years, or extend to age 65 or the employee's Social Security normal retirement date. Benefit payments are reduced by social security, workers compensation, pension benefits and other income replacement payments. Optional benefits are available to employees, including coverage for partial or residual disabilities, survivor benefits and cost of living adjustments.

Independence American reinsures 20% of Standard Security Life's short-term statutory disability benefit product in New York State ("DBL").  All companies with more than one employee in New York State are required to provide DBL insurance for their employees.  DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL policy provides for (i) payment of 50% of salary to a maximum of $170 per week; (ii) a maximum of 26 weeks in a consecutive 52 week period; and (iii) benefit commencement on the eighth consecutive day of disability.  Policies covering fewer than 50 employees have fixed rates approved by the New York State Insurance Department. Policies covering 50 or more employees are individually underwritten.  The DBL business is marketed primarily through independent general agents.  Independence American expects the reinsurance premium from this line of business to grow in 2013.

Pet Insurance

Independence American writes pet insurance through a marketing and administrative company that manages the fourth largest block of this business in the United States.  During 2012, Independence American began to renew more than $20 million of premium that had been underwritten by another insurance company.  These plans are marketed to dog and cat owners through veterinary offices, independent marketing organizations, its nationwide call center, and increasingly, direct-to-consumer through www.petsbest.com.  Independence American had earned premium from pet insurance in 2012 of more than $3 million and in 2013 the earned premium is projected to be more than $17 million.  We anticipate in 2014 earned premium to be in the range of $25-30 million.  According to a leading publisher of market research in the food, beverage, consumer packaged goods, and demographic sectors, at November 2010, the pet insurance industry in the US is estimated at $365 million as of 2010, up 21% from 2009.  The market size for 2014 is forecasted to reach $753 million, a compound annual growth rate of over 20%.

Occupational Accident

On December 31, 2012, the Company invested $1,250,000 in exchange for a 40% interest in GAF.  GAF acquired Accident Insurance Services, Morgan Financial, Caprock Claim Management and Medical Pricing Strategies, jointly referred to as AIS.  AIS produces and administers occupational accident and related coverages sold to Texas non-subscribers to workers compensation.  The Company expects that as result of this transaction that approximately $10 million of such business currently controlled by AIS will move to Independence American.  GAF will be seeking other blocks of such business to move to Independence American or its affiliated carriers, including a block of $6 million currently under review.  The Company also expects to benefit through underwriting profits, sharing in the revenues produced by the AIS companies as well as having access to the AIS distribution channels to market other Company products.

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

During 2012, 59% of Independence American’s premiums earned were derived from assumed reinsurance premiums, compared to 58% in 2011.  In 2012, 65% of this premium was related to medical stop-loss business, 28% was related to fully insured health business, and 7% was related to Group Disability.  Of the medical stop-loss premiums, 79% was generated from pro rata reinsurance treaties with Standard Security Life and Madison National Life pursuant to which they cede, at treaty renewals, at least 15%, and may cede up to 30%, of their gross medical stop-loss premiums written to Independence American under most of IHC’s medical stop-loss programs.  For 2012, Standard Security Life and Madison National Life ceded, on average, approximately 24% of their medical stop-loss business to Independence American.  The reinsurance treaties between Independence American and Standard Security Life and Independence American and Madison National Life terminate December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life, which is domiciled in New York, is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin, is licensed to sell insurance products in 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands, and is an accredited reinsurer in New York.  Both companies are rated A- (Excellent) by A.M. Best.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers on other programs.  For 2012, Independence American received between 10% and 25% of the premium on these unaffiliated programs.  The Company's strategic plan is to continue to expand the fully insured health and pet insurance written by Independence American, and to increase reinsurance premiums from medical stop-loss, group disability and other lines of business written by IHC.

Federal Net Operating Loss Carryforwards

At December 31, 2012, AMIC had consolidated net operating loss (“NOL”) carryforwards of approximately $271 million for federal income tax purposes.  Some or all of the NOL carryforwards may be available to offset, for federal income tax purposes, the future taxable income, if any, of AMIC as described in more detail in Note 13 of the Notes to Consolidated Financial Statements.  The Internal Revenue Service ("IRS") has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.

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

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's board of directors.  As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents.  At December 31, 2012, 99.0% of the fixed maturities were investment grade.  The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk−based capital. The risk−based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention.  The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital.  Companies that do not meet certain minimum standards require specified corrective action.  At December 31, 2012, Independence American's total adjusted capital was significantly in excess of the authorized control level risk−based capital.

Discontinued Operations

Prior to becoming an insurance holding company in November 2002, the Company (then known as SoftNet Systems, Inc.) was a holding company principally engaged in providing Internet services.  Due to difficult and deteriorating conditions in that market, the Company wound down those businesses.

Employees

The Company and its subsidiaries, collectively, had 74 employees as of December 31, 2012.

Item 1A. Risk Factors

Many of the factors that affect our business and operations involve risk and uncertainty. The risks and uncertainties described below are not the only ones that we face, but are those that we have identified as being the most significant factors that make investment in our stock speculative or risky or that have special application to us.  Additional risks and uncertainties that we do not know about, or that we deem less significant than those identified below, may also make investment in our stock speculative or risky. If any of the adverse events associated with the risks described below occurs, our business, financial condition or results of operations could be materially adversely affected. In such a case, the trading price of our common stock could decline.

Our industry is highly regulated and changes in regulations affecting our businesses may reduce our profitability and limit our growth.

Our insurance subsidiary is subject to state insurance laws and regulated by the insurance departments of the various states in which it is domiciled and licensed, which, among other things, conduct periodic examination of insurance companies.  State laws grant insurance regulatory authorities broad administrative powers with respect to various aspects of our insurance business, including:

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010 by President Obama, created a Federal Insurance Office (“FIC”). While the office will not directly regulate domestic insurance business, it will monitor all aspects of the insurance industry, including identifying gaps in the regulation of insurers that could contribute to a crisis in the insurance industry and/or the U.S. economy.  Further, the Dodd-Frank Act authorizes the office to make recommendations that certain insurers be subject to more stringent regulation, and conduct a study on how to modernize and improve the system of insurance regulation in the United States.   The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”).  While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulations promulgated by the CFPB may extend its authority more broadly to cover certain insurance products and thereby may adversely affect our results of operations. Additionally, federal legislation and administrative policies in other areas can significantly and adversely affect insurance companies, including general financial services regulation, securities regulation, privacy regulation, tort reform legislation, and taxation.

We are uncertain as to the impact that this new legislation and regulatory guidance will have on the Company and cannot assure that it will not adversely affect our financial condition and results of operations.  In addition, compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business.

Federal health care reform and financial reform may adversely affect our business, cash flows, financial condition and results of operations.

Although health insurance is generally regulated at the state level, recent legislative actions were taken at the federal level that impose added restrictions on our business.  The Patient Protection and Affordable Care Act (“PPACA”) was signed into law by President Obama in March 2010.  Provisions of the PPACA and related reforms have and will become effective at various dates over the next several years and will make sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry.  Although we cannot predict or quantify the precise effects of the PPACA on our business, the effects on our Company will include, in particular, a requirement that we pay rebates to customers if the loss ratios for some of our products lines are less than specified percentages; the need to reduce commissions and the consequent risk that insurance producers may sell less of our products than they have in the past; a prohibition from imposing any pre-existing condition exclusion; limits on our ability to rescind coverage except for intentional fraud; increased costs to modify and/or sell our products; intensified competitive pressures that limit our ability to increase rates; significant risk of customer loss; new and higher taxes and fees to generate the revenues to implement the PPACA; and the need to operate with a lower expense structure at both the business segment and enterprise level.

The consequences of these significant coverage expansions on the sales of our products are unknown and speculative at this point.  A number of state governors have strenuously opposed certain of the PPACA'’s provisions, such as the establishment of state-run exchanges, and initiated lawsuits that are pending final adjudication in several jurisdictions.  At this time, it remains unclear whether there will be any changes made to the PPACA. We expect that the PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products. Furthermore, if the state-run exchanges mandated by the PPACA are established in every state, and if the Company elects not to make its products available inside such exchanges, our revenues could be materially and adversely affected.

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

In particular, at December 31, 2012, fixed maturities represented $58.3 million or 87% of our total investments of $67.1 million.  The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.  For mortgage−backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2012, approximately 99.0% of the fixed maturities were investment grade, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

The impact of market value fluctuations affects our Consolidated Financial Statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows.

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

Goodwill represented $23.6 million of our $159.0 million in total assets as of December 31, 2012.  We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

•

New mandated benefits or other regulatory changes that change the scope of business or increase our costs; and

•

Failure of MGUs, agents, third-party administrators and producers to adhere to the underwriting guidelines, market-conduct practices and other requirements (as applicable) under their agreements with us.

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

Our agreements with our producers that underwrite on our behalf (including Risk Solutions) require that such producer follow underwriting guidelines published by us and amended from time to time.  Failure to follow these guidelines may result in termination or modification of the agreement. We perform periodic audits to confirm adherence to the guidelines, but it is possible that we would not detect a breach in the guidelines for some time after the infraction, which could result in a material impact on the Net Loss Ratio (defined as insurance benefits, claims and reserves divided by the difference between premiums earned and underwriting expenses) for that producer and could have an adverse impact on our operating results.

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

Our industry is highly competitive and has experienced severe price competition from time to time over the last several years.  We face competition from domestic and international insurance and reinsurance companies, from underwriting agencies, and from diversified financial services companies that are much larger than we are.  Some of these competitors have greater financial, marketing and other resources, have been operating longer than we have and have established long-term and continuing business relationships through the industry, which can be a significant competitive advantage.  In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees.  We cannot assure you that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets and compete effectively in the future.  If we fail to do so, our business could be materially adversely affected.

The occurrence of various events may adversely affect our ability to utilize fully our NOL carryforwards.

We have U.S. federal NOL carryforwards of approximately $271 million, which may be used against any profits from our business.  However, events outside of our or IHC’s control, such as certain acquisitions and dispositions of our common stock, may limit the use of all or a portion of our NOL carryforwards.  If such events were to occur, our expectation of using our NOL carryforwards against potential profits would not be realized and we could potentially have a higher tax liability in the future than we would otherwise have had.  As the NOL carryforwards are utilized by AMIC, the amount of our NOL carryforwards could be reduced upon audit by the IRS for those tax years open for assessment under the statute of limitations.

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

Independence American currently reinsures 20% of Standard Security Life’s short-term statutory disability benefit product, but Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Together with Madison National Life, Standard Security Life has ceded approximately 8% of the majority of their fully insured health business lines to Independence American, but neither Standard Security Life nor Madison National Life are contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  Further, Standard Security Life and Madison National Life ceded approximately 24%, on average, of their medical stop-loss business to Independence American in 2012, but are not contractually obligated to cede amounts in excess of 15%.  Risk Solutions is a significant producer of medical stop-loss business for IHC, producing 58% of total IHC stop-loss premium in 2012.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Risk Solutions leases 6,200 square feet of office space in Marlton, New Jersey, which expires on June 30, 2016.  Risk Solutions also leases 4,200 square feet of office space in South Windsor, Connecticut, which expires on February 28, 2014.  IPA leases 7,000 square feet of office space in Tampa, Florida, which expires on October 31, 2016.

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

Quarter Ended:	High	Low
December 31, 2012	$5.68	$3.67
September 30, 2012	$6.68	$4.91
June 30, 2012	$5.86	$4.20
March 31, 2012	$5.04	$3.81

Quarter Ended:	High	Low
December 31, 2011	$5.21	$3.40
September 30, 2011	$6.20	$4.74
June 30, 2011	$6.20	$4.48
March 31, 2011	$5.25	$4.82

Holders of Record

At February 15, 2013, there were 71 record holders of the Company's common stock.  The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.  The closing price for the Company's common stock at December 31, 2012 was $5.00.

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

Dividends

The Company does not have any legal restriction on paying dividends, and no dividend on the Company’s stock was declared during 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of December 31, 2012, 699,784 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended December 31, 2012.

Performance Graph

Set forth below is a line graph comparing the five year cumulative total return of the AMIC’s common stock with that of the NASDAQ Market Index (US) and the NASDAQ Stock Market Insurance Index.  The graph assumes that dividends were reinvested and is based on a $100 investment on December 31, 2007.  Indices data was obtained from the Center for Research in Security Price (CRSP).  The performance graph represents past performance and should not be considered to be an indication of future performance.

Comparison of Five Year Cumulative Total Return

Among AMIC, NASDAQ Stock Index (US) and NASDAQ Insurance Index

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
AMIC
NASDAQ Stock Index (U.S.)
NASDAQ Insurance Index

Item 6.

Selected Financial Data

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Income Data:
Total revenues	$101,885	$88,038	$89,404	$104,247	$113,312
Income from continuing
operations	10,542	3,184	2,982	3,166	1,511
Balance Sheet Data:
Total investments	67,126	64,341	64,449	57,630	52,847
Total assets	158,983	132,780	129,876	131,205	127,455
Insurance liabilities	38,314	29,005	26,203	31,630	36,570
AMIC stockholders’ equity	104,152	93,989	92,060	88,973	82,932
Per Share Data:
Basic income per common share
from continuing operations	1.16	.29	.25	.31	.12
Diluted income per common
share from continuing operations	1.16	.29	.25	.31	.12
Book value per common share	12.59	11.36	10.82	10.46	9.75

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned business development and program management company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our full service direct writer of medical-stop insurance for self-insured employer groups IHC Risk Solutions, LLC (“Risk Solutions”), and our two insurance and marketing agencies, Independent Producers of America, LLC (“IPA”) and HealthInsurance.org (“HIO”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 78.6% of AMIC's stock as of December 31, 2012.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  In 2012, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health, short-term statutory disability benefit product in New York State ("DBL") and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American writes group major medical, medical stop-loss, major medical plans for individuals and families, short-term medical, dental, and pet insurance in 2012.  Given its broad licensing, A- (Excellent) rating from A.M. Best, and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its international health, occupational accident, and pet insurance products.

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

The following is a summary of key performance information and events (in thousands):

	Year Ended
	December 31,
	2012	2011	2010

Revenues	$101,885	$88,038	$89,404
Expenses	95,233	83,547	85,331
Income before income tax	6,652	4,491	4,073
Provision (benefit) for income taxes	(3,890)	1,307	1,091
Net income	10,542	3,184	2,982
Less: Net income attributable to the non-controlling interest	(950)	(690)	(883)
Net income attributable to American Independence Corp.	$9,592	$2,494	$2,099

•

The book value of the Company’s stockholders’ equity increased to $12.59 per share at December 31, 2012 compared to $11.36 per share at December 31, 2011.

•

The Company further reduced the deferred tax asset valuation allowance by $5.9 million at December 31, 2012 primarily due to the expected increase in future income and due to the utilization of deferred taxes in the past several years.

•

Net income per share increased to $1.16 per share, diluted, or $9.6 million, for the year ended December 31, 2012, compared to $.29 per share, diluted, or $2.5 million for the year ended December 31, 2011.

•

At December 31, 2012, 99.0% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.3% for the years ended December 31, 2012 and 2011.

•

Premiums earned increased 16% to $83.8 million for the year ended December 31, 2012 from $72.4 million for the year ended December 31, 2011, primarily due to higher direct and assumed medical stop-loss premiums, higher pet insurance premiums, and higher assumed international premiums, offset by lower direct group major medical premiums written and lower direct individual health premiums written.

•

For the years ended December 31, 2012 and 2011, Independence American wrote $9.5 million and $13.1 million, respectively, of individual health business produced by our marketing organization IPA.

•

For the year ended December 31, 2012, Risk Solutions and our Agencies generated revenues of $15.7 million compared to $13.1 million for the year ended December 31, 2011 due to higher revenues generated at HIO and Risk Solutions, and the addition of IHC Specialty Benefits in 2012.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on our three lines of business for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

▪ Medical Stop-Loss	2012	2011	2010

Premiums Earned	$47,531	$38,569	$39,247
Insurance Benefits Claims and Reserves	32,573	25,759	28,789
Profit Commission Expense	262	1,044	218
Expenses	12,662	10,599	10,852

Loss Ratio(A)	68.5%	66.8%	73.4%
Profit Commission Expense Ratio (B)	0.6%	2.7%	0.6%
Expense Ratio (C)	26.6%	27.5%	27.6%
Combined Ratio (D)	95.7%	97.0%	101.6%

▪ Fully Insured Health	2012	2011	2010

Premiums Earned	$32,762	$30,913	$31,394
Insurance Benefits Claims and Reserves	22,220	20,198	19,568
Profit Commission Expense (Recovery)	(145)	(428)	717
Expenses	7,929	7,865	7,510

Loss Ratio(A)	67.8%	65.3%	62.3%
Profit Commission Expense Ratio (B)	-0.4%	-1.4%	2.3%
Expense Ratio (C)	24.2%	25.4%	23.9%
Combined Ratio (D)	91.6%	89.3%	88.5%

▪ Group Disability	2012	2011	2010

Premiums Earned	$3,485	$2,966	$3,218
Insurance Benefits Claims and Reserves	2,055	1,811	1,869
Expenses	1,043	917	936

Loss Ratio(A)	59.0%	61.1%	58.1%
Expense Ratio (C)	29.9%	30.9%	29.1%
Combined Ratio (D)	88.9%	92.0%	87.2%

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

•

The Company recorded a decrease in the combined ratio in the medical stop-loss line of business for the year ended December 31, 2012.  An increase in the loss ratio was partially offset by the reversal of profit commissions as evidenced by the profit commission ratio for the year ended December 31, 2012 due to the poor performance on business written through one program.

•

The Company recorded an increase in the combined ratio in the fully insured health line of business for the year ended December 31, 2012 primarily due to higher claims in certain direct and assumed group major medical business.

•

The Company experienced a lower combined ratio for group disability for the year ended December 31, 2012 as a result of the addition of profitable LTD business in 2012.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2012.  Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2009, 2010 and 2011 underwriting years that increased (decreased) by 2.4, (1.5), and 5.3 Loss Ratio points, respectively.  While the Company believes that larger variations are possible, based on the Company’s experience to date, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for the 2012 underwriting year at December 31, 2012.  The impact of these reasonably likely changes at December 31, 2012, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $1.1 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2012 Consolidated Statement of Operations.

Major factors that affect the Projected Net Loss Ratio assumption in reserving for medical stop-loss relate to: (i) frequency and severity of claims; (ii) changes in medical trend resulting from the influences of underlying cost inflation, changes in utilization and demand for medical services, the impact of new medical technology and changes in medical treatment protocols; and (iii) the adherence to the Company’s underwriting guidelines.  Changes in these underlying factors are what determine the reasonably likely changes in the Projected Net Loss Ratio as discussed above.

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

Due to the short-term nature of medical stop-loss, redundancies or deficiencies will typically emerge during the course of the following year rather than over a number of years.  For Employer Stop-Loss, as noted above, the Company maintains its reserves based on underlying assumptions until it determines that an adjustment is appropriate based on emerging experience from its block of business for prior underwriting years.

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

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2012, Independence American derived a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life, Madison National Life and Independence American have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For each of the twelve months ended December 31, 2012 and 2011, Standard Security Life and Madison National Life ceded an average of approximately 24% and 20%, respectively, of their medical stop-loss business to Independence American. Independence American reinsures 20% of Standard Security Life’s DBL business and 8% of certain of IHC’s LTD business.  Standard Security Life and Madison National Life also ceded approximately 8% of the majority of their fully insured health business lines to Independence American.  In addition, in 2012, Independence American ceded 23% of its fully insured health business lines to unaffiliated reinsurers.

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

Investments

The Company has classified all of its investments as either available-for-sale or trading securities.  These investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Operations for trading securities.  Fixed maturities and equity securities available-for-sale totaled $60.8 million and $61.7 million at December 31, 2012 and 2011, respectively.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

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

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  If the fair value of the Company is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2012 or 2011.  If the Company experiences a sustained decline in its results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2012, compared to the Year Ended December 31, 2011

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$47,531	-	1,327	32,574	12,924	-	$3,360
Fully Insured Health	32,762	-	513	22,220	7,784	-	3,271
Group Disability	3,485	-	65	2,055	1,043	-	452
Total Independence
American	83,778	-	1,905	56,849	21,751	-	7,083
Risk Solutions and
Agencies	-	15,567	171	-	14,705	509	524
Corporate	-	-	50	-	1,419	-	(1,369)
Subtotal	$83,778	15,567	2,126	56,849	37,875	509	6,238

Net realized investment gains							603
Other-than-temporary impairment losses							(189)
Income before income taxes							6,652
Income tax benefit							3,890
Net income							10,542
Less: Net income attributable to non-controlling interests							(950)
Net income attributable to American Independence Corp.							$9,592

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$38,569	-	1,417	25,759	11,497	146	$2,584
Fully Insured Health	30,913	-	496	20,198	6,935	502	3,774
Group Disability	2,966	-	68	1,811	917	-	306
Total Independence
American	72,448	-	1,981	47,768	19,349	648	6,664
Risk Solutions and
Agencies	-	12,970	163	-	13,737	207	(811)
Corporate	-	-	45	-	1,838	-	(1,793)
Subtotal	$72,448	12,970	2,189	47,768	34,924	855	4,060

Net realized investment losses							520
Other-than-temporary impairment losses							(89)
Income before income taxes							4,491
Provision for income taxes							(1,307)
Net Income							3,184
Less: Net income attributable to non-controlling interests							(690)
Net income attributable to American Independence Corp.							$2,494

Premiums Earned.  Premiums earned increased 16%, or $11,330,000 from 2011 to 2012.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $8,962,000.  This is due to an increase of $4,706,000 in medical stop-loss premiums assumed by Independence American and an increase of $4,256,000 in medical stop-loss premiums written by Independence American.  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, pets health, international medical and individual health increased $1,849,000.  The increase is primarily due to an increase of $3,271,000 in pet insurance premiums written, an increase of $1,395,000 in other fully insured premiums written, an increase of $428,000 in group major medical assumed, and a $1,971,000 increase in international medical premiums assumed by Independence American, offset by a decrease of $4,126,000 in group major medical premiums written, and a decrease of $1,509,000 in individual health premiums written.  Premiums relating to group disability increased $519,000 primarily due to an increase in LTD premiums assumed by Independence American.  For the year ended December 31, 2012, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, approximately 8% of certain of IHC’s international health and LTD business, and approximately 24% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year other than new lines of business.

Fee and Agency Income.  Fee and agency income increased $2,794,000 from 2011 to 2012.  Risk Solutions fee income-administration increased $530,000 to $5,480,000 for 2012, compared to $4,950,000 for 2011.  Risk Solutions fee income-profit commission increased $515,000 to $1,186,000 for 2012, compared to $671,000 for 2011.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2012 are based on business written during portions of 2009, 2010 and 2011.  In 2012, income from our Agencies consisted of commission income and other fees of $4,303,000 from IPA and revenue of $3,497,000 and $975,000 from HIO and our new company Specialty Benefits, respectively.  In 2011, income from our Agencies consisted of commission income and other fees of $4,852,000 from IPA and revenue of $2,174,000 from HIO.  The increase in fee income at HIO is due to increases in Internet lead and referral business.

Net Investment Income.  Net investment income decreased $63,000 from 2011 to 2012.  The investment yields were 3.3% for the years ended December 31, 2012 and 2011.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $603,000 for the year ended December 31, 2012, compared to a gain of $520,000 for the year ended December 31, 2011.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the year ended December 31, 2012 and 2011, the Company recorded $189,000 and $89,000, respectively, of other-than-temporary-impairment losses in earnings.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income decreased $197,000 from 2011 to 2012 due to lower consulting fees earned by Risk Solutions for the year ended December 31, 2012.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 19%, or $9,081,000 from 2011 to 2012.  The increase is primarily comprised of an increase in direct medical stop-loss of $4,563,000 due to higher premiums written, an increase in assumed medical stop-loss of $2,251,000 due to an increase in premiums written, an increase in pet insurance of $2,025,000 due to an increase in premiums written, an increase in direct other fully insured of $1,404,000 due to higher premiums written, an increase in assumed fully insured of $1,793,000 primarily due to an increase in international health premiums written, an increase in direct hospital indemnity of $270,000 due to higher premiums written and a higher loss ratio, and an increase in group disability of $244,000 due to higher LTD premiums assumed, offset by a decrease in direct group major medical of $3,172,000 due to lower premiums written offset by a higher loss ratio, and a decrease in direct individual health of $337,000 due to lower premiums offset by a higher loss ratio.

Selling, General and Administrative.  Selling, general and administrative expenses increased $2,951,000 from 2011 to 2012.  This increase is primarily due to higher expenses at HIO of $859,000 due to higher referral and management fees, higher expenses of $1,549,000 due to the formation of Specialty Benefits in May 2012, higher commission expense of $2,349,000 at Independence American due to higher assumed medical stop-loss and LTD premiums, offset by lower expenses at Risk Solutions of $302,000 primarily due to lower professional fees, lower expenses at IPA of $1,138,000 due to lower professional fees and lower agent expenses, and lower profit commission expense of $498,000 at Independence American primarily for the medical stop-loss business written.

Amortization and Depreciation.  Amortization and depreciation expense decreased $346,000 from 2011 to 2012.

Income Taxes.  The provision for income taxes decreased $5,197,000 to a tax benefit of $3,890,000, an effective rate of -68.2%, for 2012, compared to a tax provision of $1,307,000, an effective rate of 34.4%, for 2011.  Net income for 2012 and 2011 includes a non-cash provision for federal income taxes of $1,868,000 and $1,258,000, respectively.  The state tax effective rate increased to 1.4% for 2012, compared to 1.3% for 2011.  In 2012, the Company further reduced the valuation allowance relating to the deferred tax asset by $5,900,000, which caused a corresponding increase in such deferred tax asset.  The valuation allowance relates to the probability that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs").   AMIC reviews the valuation allowance quarterly to determine the reasonableness of the amount, and previously reduced it in 2002, 2003 and 2005.  Based upon AMIC's profitability in 2012 and projected continuing profitable results, it was management's view that it was appropriate to further reduce the valuation allowance in the fourth quarter of 2012 which resulted in an increase in net income.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.  Excluding the $5,900,000 reduction in the valuation allowance relating to the deferred tax asset, the effective tax rate was 35.3% for 2012.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $260,000 from 2011 to 2012.  The net income for 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA.  The net income for 2011 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA for the first three quarters of the year and 21% non-controlling interest in IPA for the fourth quarter of the year.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $9,592,000, or $1.16 per share, diluted, for 2012, compared to $2,494,000, or $.29 per share, diluted, for 2011.

Results of Operations for the Year Ended December 31, 2011, compared to the Year Ended December 31, 2010

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2011	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$38,569	-	1,417	25,759	11,497	146	$2,584
Fully Insured Health	30,913	-	496	20,198	6,935	502	3,774
Group Disability	2,966	-	68	1,811	917	-	306
Total Independence
American	72,448	-	1,981	47,768	19,349	648	6,664
Risk Solutions and
Agencies	-	12,970	163	-	13,737	207	(811)
Corporate	-	-	45	-	1,838	-	(1,793)
Subtotal	$72,448	12,970	2,189	47,768	34,924	855	4,060

Net realized investment gains							520
Other-than-temporary impairment losses							(89)
Income before income taxes							4,491
Provision for income taxes							(1,307)
Net income							3,184
Less: Net income attributable to non-controlling interests							(690)
Net income attributable to American Independence Corp.							$2,494

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2010	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$39,247	-	1,683	28,789	10,923	147	$1,071
Fully Insured Health	31,394	-	508	19,568	7,725	502	4,107
Group Disability	3,218	-	75	1,869	936	-	488
Total Independence
American	73,859	-	2,266	50,226	19,584	649	5,666
Risk Solutions and
Agencies	-	13,450	236	-	13,071	212	403
Corporate	-	-	16	-	1,589	-	(1,573)
Subtotal	$73,859	13,450	2,518	50,226	34,244	861	4,496

Net realized investment losses							(244)
Other-than-temporary impairment losses							(179)
Income before income taxes							4,073
Provision for income taxes							(1,091)
Net Income							2,982
Less: Net income attributable to non-controlling interests							(883)
Net income attributable to American Independence Corp.							$2,099

Premiums Earned.  Premiums earned decreased 2%, or $1,411,000 from 2010 to 2011.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business decreased $678,000.  This is due to a decrease in medical stop-loss premiums assumed by Independence American ($2,597,000), offset by an increase in medical stop-loss premiums written by Independence American ($1,919,000).  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, and individual health decreased $481,000.  The decrease is primarily due to a decrease in group major medical premiums written by Independence American ($1,600,000) and a decrease in fully insured premiums assumed from IHC ($428,000), offset by an increase in hospital indemnity premiums ($734,000) and individual health premiums ($547,000) written by Independence American.  Premiums relating to group disability decreased $252,000 primarily due to a DBL premium rate reduction mandated by the State of

New York.  For the year ended December 31, 2011, Independence American assumed 10% of IHC’s short-term medical business, approximately 9% of certain of IHC’s group major medical business, 20% of IHC’s DBL business and approximately 20% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the twelve months ended December 31, 2012, Independence American, Risk Solutions, and our Agencies paid $2,846,000 in dividends and $500,000 in tax payments to Corporate.

Corporate utilizes cash primarily for the payment of general overhead expenses and common stock repurchases.

Cash Flows

As of December 31, 2012, the Company had $71,741,000 of cash, cash equivalents, and investments net of amounts due to/from brokers compared with $66,382,000 as of December 31, 2011.

Net cash provided by operating activities for the year ended December 31, 2012 was $7,482,000.

Net cash used by investing activities for the year ended December 31, 2012 was $4,654,000.

At December 31, 2012, the Company had $13,321,000 of restricted cash at Risk Solutions.  This amount is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $13,321,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At December 31, 2012, the Company had $24,993,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The chart below reflects the maturity distribution of AMIC’s contractual obligations at December 31, 2012 (in thousands):

	Net Operating	Insurance
	Leases	Reserves	Total

2013	$274	$24,492	$24,766
2014	239	100	339
2015	237	72	309
2016	144	53	197
2017	-	39	39
2018 and thereafter	-	237	237
Total	$894	$24,993	$25,887

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $2,531,000 to $67,165,000 at December 31, 2012 from $64,634,000 at December 31, 2011, primarily due to the purchase of additional fixed maturity securities and repurchase agreements, and an increase in unrealized gains on fixed maturity securities, offset by sales of equity securities.

The Company had receivables from reinsurers of $6,307,000 at December 31, 2012.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at December 31, 2012.

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	December 31,	December 31,
	2012	2011

Medical Stop-Loss	$16,363	$14,165
Fully Insured Health	7,822	6,259
Group Disability	808	606

	$24,993	$21,030

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

The $10,163,000 increase in AMIC’s stockholders' equity is primarily due to net income of $9,592,000, which includes an adjustment to the deferred tax asset valuation allowance of $5,900,000, and an increase of $551,000 in net unrealized gains on investments.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized gains on available-for-sale securities totaled $2,124,000 at December 31, 2012.  Approximately 99.0% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At December 31, 2012, approximately 1.0% (or $589,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at December 31, 2012.

Approximately 2.4% of fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies.  The purpose of this insurance is to increase the credit quality of the fixed maturities and their credit ratings.  If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the fixed maturities were uninsured.  The following table summarizes the credit quality of our fixed maturity portfolio as rated, and as rated if the fixed maturities were uninsured, at December 31, 2012:

Bond Ratings	As Rated %	If Uninsured %

AAA	4.0%	4.0%
AA	42.6%	40.1%
A	52.4%	54.9%
BBB	-%	-%

Total Investment Grade	99.0%	99.0%

BB or lower	1.0%	1.0%

Total Fixed Maturities	100%	100%

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

The Company reviews its investments regularly and monitors its investments continually for impairments as discussed in Note 2 (H) (v) of the Notes to Consolidated Financial Statements.  For the years ended December 31, 2012 and 2011, the Company recorded losses of $359,000 and $130,000, respectively, for other-than-temporary impairments.  Of those impairment losses, $170,000 and $89,000 were recognized in earnings for the years ended December 31, 2012 and 2011, respectively, and $170,000 and $41,000 of impairment losses were recognized in other comprehensive income for the years ended December 31, 2012 and 2011, respectively.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2012 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$166	$166

Total	$-	$-	$-	$166	$166

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2012.  In 2012, the Company experienced an increase in net unrealized gains of $551,000 (including $170,000 of other-than-temporary impairment losses recorded in other comprehensive income during the year) which increased stockholders' equity by $551,000 (reflecting net unrealized gains of $1,829,000 at December 31, 2012 compared to net unrealized gains of $1,278,000 at December 31, 2011).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

The Company performed its annual test at December 31, 2012 and determined that goodwill was not impaired.  No impairment charge was required for 2012 as fair value exceeded carrying value by more than 20%.  Any impairment write-down of goodwill would be charged to expense.  See Note 3 of Notes to Consolidated Financial Statements.

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

Management uses a significant amount of judgment in estimating the fair value of the Company.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  At December 31, 2012, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of AMIC stock in 2012, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) IHC and insiders own over 78% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of AMIC stock, and (iii) lack of analyst coverage of the Company.    If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

OUTLOOK

Independence American

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best"). An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.

Since its acquisition by AMIC in 2002, the majority of Independence American’s revenue has been from reinsurance premiums, although Independence American continues to increase the premiums written on its paper.  During 2012, Independence American wrote group major medical, medical stop-loss, major medical plans for individuals and families, hospital indemnity, a small amount of short-term medical limited medical and dental.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its products.  The majority of major medical plans for individuals and families business is written through IPA.

•

We experienced meaningful growth in reinsured medical stop-loss premiums in 2012 as a result of growth in business written by IHC, and this trend continued in January 2013.  This increase is attributable to a growing market for medical stop-loss as smaller employers identify the advantages of self-funding, the expansion of IHC as a direct writer, and the emergence of IHC’s captive solution program.

•

Our pet insurance premiums experienced significant growth in 2012 as Independence American’s product was approved in many states, and we expect material growth in 2013 and continuing into 2014.

•

We continue to focus on direct-to-consumer distribution initiatives through our newly formed entity IHC Specialty Benefits as we believe this will be a growing means for selling health insurance and ancillary products in the coming years.

•

Our individual major medical premiums will decline somewhat in 2013 and the decrease may accelerate as we stop writing new business in certain states.  Business written in 2014 will not be written on the public exchanges which may limit our ability to sell to certain insureds.

•

Our small group major medical reinsured premiums are expected to increase in 2013 due to a new program; offset as by IHC’s decision to stop writing new business in certain states and by the expectation that employers may choose to drop group health coverage or self-fund.

•

We intend to increase our sales of (and reinsurance from IHC’s sales of) short-term and limited medical and ancillary health products, such as dental, hospital indemnity and critical illness to offset the reduction in major medical premiums.  We will also increase our DBL reinsurance premiums due to higher sales at IHC.

•

We have begun selling non-subscriber occupational accident insurance in Texas, and health insurance for groups seeking coverage for ex-patriot employees.

IHC Treaties

With respect to the IHC Treaties, the Company’s operating results are affected by the following factors: (i) the percentage of business ceded to Independence American pursuant to the IHC Treaties; (ii) the amount of gross premium written by Standard Security Life or Madison National Life that is ceded to the IHC Treaties; and (iii) the amount of gross premium produced by Risk Solutions and other distribution sources written by carriers other than Standard Security Life or Madison National Life that is ceded to Independence American.  The profitability of the business ceded will also impact our operating results.  Independence American assumes medical stop-loss, fully insured health, DBL and LTD premiums from IHC under the IHC Treaties.

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

If Independence American, Standard Security Life, and Madison National Life had agreed to increase the average percentage ceded to Independence American by 1% (from approximately 24% ceded for the twelve months ended December 31, 2012) and Standard Security Life’s and Madison National Life’s gross written premium had remained unchanged, Independence American’s premium would have increased by approximately $1.0 million, which is approximately 1.2% of total net premiums earned for the year ended December 31, 2012.  That increase in premium, however, would not have flowed directly to pre-tax operating income because of corresponding changes in insurance benefits, claims and reserves and other expenses attributable to the increase in premiums.  The Company does not expect the percentage ceded to it from IHC will change significantly in the next twelve months.

Independence American reinsures 20% of Standard Security Life’s DBL product.  Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Independence American assumed 8% of certain of IHC’s LTD business.  Standard Security Life and Madison National Life ceded approximately 8% of their fully insured health business to Independence American.  Standard Security Life and Madison National Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.

Amount of Premiums Written

The gross medical stop-loss premiums written by IHC increased in 2012 by approximately 5% and premiums earned by AMIC increased 22% in 2012 as a result of an increase in premiums produced by Risk Solutions.  Risk Solutions anticipates increasing its production of medical stop-loss business in 2013.  Therefore, Independence American anticipates reinsuring a higher amount of medical-stop loss premium ceded by IHC in 2013.  IHC has reported that it expects its fully insured and DBL premiums to increase in 2013

Profitability

We had a significant increase in the profitability and growth of our stop-loss business in 2012, our largest core business, which we attribute to the more efficient and controlled model of writing the majority of our medical stop-loss on a direct basis.  At present, all indicators point to a continuation of this growth and higher level of profitability.  There are a number of market forces that support this expectation.  We have observed a trend on the part of our producers of stop loss to consolidate their business with a smaller number of stop loss carriers.  The direct writing model employed by Risk Solutions is well suited to take advantage of this trend.  There is an increased interest in self-funded options to address concerns about cost and regulatory burdens and we have developed targeted programs to address these needs.  Finally there appears to be a market recognition that stop loss buying decisions need to be more about price.  Service and fair claims payment practices are also important considerations and the partnership model under which Risk Solutions operates is increasingly recognized as addressing those issues.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care Act of 2010, as amended, signed by President Obama in March 2010, and its subsequent interpretations by state and federal regulators.  The appropriate regulatory agencies have now issued their proposed regulations.  The regulations proposed to-date (including those mandating minimum loss ratios) seem to have validated our strategy of pursuing niche lines of business across many states utilizing multiple carriers. We have begun a comprehensive review of all the options for the Company and we are continuing a thorough evaluation of our options for those health insurance products that may be affected.  Although the law will generally require insurers to operate with a lower expense structure for major medical essential health benefit (“EHB”) plans in the small employer and individual markets, the law appears to make exceptions for carriers, such as ours, that have a minimal presence in any one state.  Non-EHB lines of business and Medical Stop-Loss have been impacted by health care reform minimally or not at all.

Our results depend on the adequacy of our product pricing, our underwriting, the accuracy of our reserving methodology, returns on our invested assets, and our ability to manage expenses.  We will also need to be diligent with the increased rate review scrutiny to effect timely rate changes and will need to stay focused on the management of medical cost drivers as medical trend levels have reversed direction in 2012 causing some margin pressures.  Therefore, factors affecting these items, as well as, unemployment and global financial markets, may have a material adverse effect on our results of operations and financial condition.

Marketing Agreement

In 2007, IPA Family, LLC (“IPA”), a national, career-agent marketing organization, began marketing health plans to individuals and families utilizing Independence American as the carrier.  Gross premiums of $9,543,000 and $13,114,000 were written under this program in 2012 and 2011, respectively.  The program is administered by IHC Health Solutions, LLC, a wholly owned subsidiary of IHC.  AMIC purchased a 51% interest in IPA in April 2008 and increased its interest to 79% in September 2011.  On December 31, 2011, the Company acquired an additional 10.6% ownership interest in IPA from non-controlling interests, thereby increasing its ownership in IPA to 89.6%.  See Note 18 of Notes to Consolidated Financial Statements.

Item 7A.

 Quantitative and Qualitative Disclosures About Market Risk

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities.  Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio (excluding redeemable preferred stocks of $356,000) assuming immediate changes in interest rates at specified levels at December 31, 2012:

	Change in Interest Rates
	200 basis	100 basis	Base	100 basis	200 basis
	point rise	point rise	scenario	point decline	point decline
Corporate securities	$30,307	$31,969	$33,786	$35,666	$36,845
CMO	1,215	1,252	1,292	1,326	1,341
U.S. Government obligations	6,189	6,309	6,433	6,482	6,482
Agency MBS	156	159	163	165	165
GSE	5,429	5,833	6,292	6,811	7,401
State & Political Subdivisions	8,892	9,441	10,007	10,552	10,861

Total Estimated fair value	$52,188	$54,963	$57,973	$61,002	$63,095

Estimated change in value	$(5,785)	$(3,010)		$3,029	$5,122

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

Item 8.  Financial Statements and Supplementary Data

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control over Financial Reporting	44

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	46

Consolidated Statements of Operations for the years ended December 31, 2012, 2011
and 2010	47

Consolidated Statements of Comprehensive Income for the years ended December 31,
2012, 2011 and 2010	48

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2010, 2011 and 2012	49

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011
and 2010	50

Notes to Consolidated Financial Statements	51

SCHEDULES:*

Summary of investments - Other than investments in related parties as of
December 31, 2012 (Schedule I)	83

Financial information of parent company (Schedule II)	84-86

Supplementary insurance information (Schedule III)	87

Valuation and Qualifying Accounts (Schedule V)	88

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

Management assessed the effectiveness of AMIC's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on our assessment we concluded that, as of December 31, 2012, AMIC's internal control over financial reporting is effective.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012.  In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I to III and V.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Independence Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 15, 2013

 American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS:	2012	2011
Investments:
Securities purchased under agreements to resell	$5,234	$2,679
Trading securities	1,056	-
Fixed maturities available-for-sale, at fair value	58,329	57,739
Equity securities available-for-sale, at fair value	2,507	3,923

Total investments	67,126	64,341

Cash and cash equivalents	4,576	1,748
Restricted cash ($8,711 and $5,284, respectively, restricted by related parties)	13,321	7,975
Accrued investment income	755	654
Premiums receivable ($5,369 and $2,884, respectively, due from related parties)	10,387	7,461
Net deferred tax asset	13,024	8,992
Due from reinsurers ($3,016 and $3,384, respectively, due from related parties)	6,307	7,368
Goodwill	23,561	23,561
Intangible assets	3,379	906
Accrued fee income ($777 and $1,000, respectively, due from related parties)	3,122	1,192
Due from securities brokers	61	296
Other assets ($0 and $5, respectively, due from related parties)	13,364	8,286

TOTAL ASSETS	$158,983	$132,780

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($12,378 and $8,998, respectively, due to related parties)	$24,993	$21,030
Premium and claim funds payable ($8,711 and $5,284, respectively,
due to related parties)	13,321	7,975
Commission payable ($2,868 and $1,667, respectively, due to related parties)	4,329	3,020
Accounts payable, accruals and other liabilities ($1,317 and $687, respectively,
due to related parties)	10,118	3,858
State income taxes payable	545	481
Due to securities brokers	22	3
Due to reinsurers ($432 and $729, respectively, due to related parties)	1,431	2,424

Total liabilities	54,759	38,791

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793
shares issued; 8,272,332 shares outstanding	92	92
Additional paid-in capital	479,451	479,418
Accumulated other comprehensive income	1,829	1,278
Treasury stock, at cost, 909,461 shares	(9,107)	(9,107)
Accumulated deficit	(368,113)	(377,692)
Total American Independence Corp. stockholders’ equity	104,152	93,989
Non-controlling interest in subsidiaries	72	-
Total equity	104,224	93,989
TOTAL LIABILITIES AND EQUITY	$158,983	$132,780

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31,
	2012	2011	2010
REVENUES:
Premiums earned ($41,191, $36,350 and $34,299,	$83,778	$72,448	$73,859
respectively, from related parties)
Fee and agency income ($5,622, $4,764 and $4,904,	15,441	12,647	13,425
respectively, from related parties)
Net investment income	2,126	2,189	2,518
Net realized investment gains (loss)	603	520	(244)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(359)	(130)	(179)
Portion of losses recognized in other comprehensive income	170	41	-
Net impairment losses recognized in earnings	(189)	(89)	(179)
Other income	126	323	25
	101,885	88,038	89,404

EXPENSES:
Insurance benefits, claims and reserves ($25,993, $19,609 and $22,982,
respectively, from related parties)	56,849	47,768	50,226
Selling, general and administrative expenses ($13,335, $11,914 and
$11,825, respectively, from related parties)	37,875	34,924	34,244
Amortization and depreciation	509	855	861
	95,233	83,547	85,331

Income before income tax	6,652	4,491	4,073
Provision (benefit) for income taxes	(3,890)	1,307	1,091

Net income	10,542	3,184	2,982
Less: Net income attributable to the non-controlling interest	(950)	(690)	(883)

Net income attributable to American Independence Corp.	$9,592	$2,494	$2,099

Basic income per common share:
Basic income per common share attributable to
American Independence Corp. common stockholders	$1.16	$.29	$.25

Weighted-average shares outstanding	8,272	8,497	8,509

Diluted income per common share:
Diluted income per common share attributable to
American Independence Corp. common stockholders	$1.16	$.29	$.25

Weighted-average diluted shares outstanding	8,272	8,497	8,509

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 31,
	2012	2011	2010

Net Income	$10,542	$3,184	$2,982
Other comprehensive income:
Unrealized holding gains arising during the period	965	1,606	506
Reclassification adjustment for (gains) losses included in net income	(603)	(520)	244
Reclassification adjustment for other-than-temporary impairment
losses included in net income	189	89	179
Other comprehensive income	551	1,175	929
Comprehensive income	11,093	4,359	3,911
Less: comprehensive income attributable to non-controlling interests	(950)	(690)	(883)
Comprehensive income attributable to American Independence Corp.	$10,143	$3,669	$3,028

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

 Consolidated Statements of Changes In Stockholders’ Equity

Years Ended December 31, 2010, 2011 and 2012

(In thousands)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2009	$92	$479,864	$(826)	$(8,082)	$(382,075)	$88,973	$286	$89,259

Net income					2,099	2,099	883	2,982
Net change in unrealized gains (losses)
on certain available-for-sale securities			929			929	-	929
Exercise of stock options				120	(75)	45		45
Repurchase of common stock				(60)		(60)		(60)
Dividends paid to non-controlling interest							(1,052)	(1,052)
Other stock issuances		(28)		46	(18)	-	-	-
Share-based compensation expense		74				74	-	74
BALANCE AT DECEMBER 31, 2010	92	479,910	103	(7,976)	(380,069)	92,060	117	92,177

Net income					2,494	2,494	690	3,184
Net change in unrealized gains (losses)
on certain available-for-sale securities			1,175			1,175	-	1,175
Exercise of stock options				161	(104)	57	-	57
Repurchase of common stock				(1,310)		(1,310)	-	(1,310)
Dividends paid to non-controlling interest						-	(812)	(812)
Other stock issuances		(10)		18	(8)	-	-	-
Other		(525)			(5)	(530)	5	(525)
Share-based compensation expense		43				43	-	43
BALANCE AT DECEMBER 31, 2011	92	479,418	1,278	(9,107)	(377,692)	93,989	-	93,989

Net income					9,592	9,592	950	10,542
Net change in unrealized gains (losses)
on certain available-for-sale securities			551			551	-	551
Dividends paid to non-controlling interest							(891)	(891)
Other					(13)	(13)	13	-
Share-based compensation expense		33				33	-	33
BALANCE AT DECEMBER 31, 2012	$92	479,451	$1,829	$(9,107)	$(368,113)	$104,152	$72	$104,224

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,542	$3,184	$2,982
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment (gains) losses	(603)	(520)	244
Other-than-temporary impairment losses	189	89	179
Amortization and depreciation	509	855	861
Equity loss (gain)	(57)	(9)	45
Deferred tax expense (income)	(3,965)	1,389	1,154
Non-cash stock compensation expense	33	43	74
Change in operating assets and liabilities:
Net purchases of trading securities	(196)	-	-
Change in insurance reserves	3,963	(979)	(4,100)
Change in net amounts due from and to reinsurers	68	(858)	2,068
Change in accrued fee income	(1,930)	41	(429)
Change in claims fund	(978)	(1,213)	(242)
Change in commissions payable	1,309	(1,161)	253
Change in premiums receivable	(2,926)	2,604	475
Change in income taxes	162	(91)	(102)
Change in other assets and other liabilities	1,362	(247)	17

Net cash provided by operating activities of continuing operations	7,482	3,127	3,479
Net cash used by operating activities of discontinued operations	-	-	(93)
Net cash provided by operating activities	7,482	3,127	3,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	254	(1,555)	453
Change in securities under resale and repurchase agreements	(2,555)	4,037	(4,139)
Sales of and principal repayments on fixed maturities	29,305	30,942	39,396
Maturities and other repayments of fixed maturities	2,851	3,827	8,329
Purchases of fixed maturities	(32,398)	(37,036)	(50,380)
Sales of equity securities	528	9,579	8,239
Purchases of equity securities	-	(10,009)	(6,728)
Distribution from interest in partnerships	86	-	-
Change in loan receivable	(425)	(2,000)	-
Cash paid in acquisitions, net of cash acquired	(2,300)	(525)	-

Net cash used by investing activities	(4,654)	(2,740)	(4,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	57	45
Repurchase of common stock	-	(1,310)	(60)

Net cash used by financing activities	-	(1,253)	(15)

Increase (decrease) in cash and cash equivalents	2,828	(866)	(1,459)
Cash and cash equivalents, beginning of period	1,748	2,614	4,073
Cash and cash equivalents, end of period	$4,576	$1,748	$2,614

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$5	$7	$9

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; e) our wholly owned business development and program management company, IHC Specialty Benefits, Inc. (“Specialty Benefits”); f) our 40% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for a managing general underwriting agency for non-subscriber occupational accident business; and g) our 89.6% ownership in IPA Family, LLC (“IPA”), a national career agent marketing organization.  After the end of the first quarter of 2011, the Company consolidated its wholly owned subsidiaries, IHC Risk Solutions – RAS (formerly known as Risk Assessment Strategies, Inc. ("RAS")), IHC Risk Solutions – IIG (“IIG”), and IHC Risk Solutions, Inc. (“RSI”), formerly known as Excess Claims Administrators, Inc. into IHC Risk Solutions – Marlton (formerly known as Marlton Risk Group LLC ("Marlton")) and changed the name of the merged entity to IHC Risk Solutions, LLC (“Risk Solutions”).

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".  Risk Solutions, Specialty Benefits, HIO and IPA are collectively referred to as “our Agencies”.

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 78.6% of AMIC's stock as of December 31, 2012.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical, long-term disability (“LTD”) and group major medical.

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

(C)

Reclassifications

Certain amounts in prior years' Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2012 presentation.

(D)

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  If the fair value of the Company is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  In determining the fair value of the Company, the Company used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we made assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the Company.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2012 or 2011.

The Company's intangible assets with definite lives, consisting of broker/third party relationships and marketing agreements, are amortized over the expected life of the assets (see Note 3 of Notes to Consolidated Financial Statements).

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

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Operations.  While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.  There were no such transactions outstanding at December 31, 2012 and 2011.

(iii) Realized gains or losses on sales of securities are determined on the basis of specific identification.

(iv) Fair value is determined using quoted market prices when available. In some cases, we use quoted market prices for similar instruments in active markets and/or model-derived valuations where inputs are observable in active markets. When there are limited or inactive trading markets, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management assumptions and available current market information. Further, we retain independent pricing vendors to assist in valuing certain instruments, primarily all the securities in our portfolio classified in Level 2 or Level 3 in the Fair Value Hierarchy.

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

(v) The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates.  If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statement of Operations.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists.  For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets.  It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery.  If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Operations for the difference between the carrying value and the fair value of the securities.  For the purpose of other-than-temporary impairment evaluations, redeemable preferred stocks are treated in a manner similar to debt securities.  Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features are evaluated using the equity model in consideration of other-than-temporary impairment.

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

Fee and Agency income consisted of the following (in thousands):

	Year Ended
	December 31,
	2012	2011	2010

Agency income	$8,775	$7,026	$8,013
Fee income–administration	5,480	4,950	4,493
Fee income– profit commissions	1,186	671	919

	$15,441	$12,647	$13,425

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

Due to the short-term nature of medical stop-loss, redundancies or deficiencies will typically emerge during the course of the following year rather than over a number of years.  For employer stop-loss, as noted above, the Company typically maintains its reserves based on underlying assumptions until it determines that an adjustment is appropriate based on emerging experience from its block of business for prior underwriting years.  Reserves for HMO reinsurance are adjusted on a policy by policy basis.  Because of the small number of HMO reinsurance policies it writes or reinsures, the Company is able to evaluate each policy individually for potential liability by reviewing open claims with each HMO and applying completion factors using historical data.

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

Management believes that the Company's methods of estimating the liabilities for insurance reserves provided appropriate levels of reserves at December 31, 2012 and December 31, 2011. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings in the period in which they arise.

(L)

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2012 and 2011, Independence American derived a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.

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

(N)

Income Per Common Share

Basic income per common share is computed using the weighted average number of common stock shares outstanding during the period.  Diluted income per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period.  Common stock equivalents consist of stock options and restricted stock (using the "treasury stock" method).  Common stock equivalent shares are excluded from the computation if the effect is anti-dilutive.  As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss.  For the years ended December 31, 2012, 2011 and 2010 such shares were deemed anti-dilutive.  Net income does not change as a result of the assumed dilution.

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

In June and December 2011, the FASB issued guidance that requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For public entities, the amendments were effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively.  This standard only affected the Company’s presentation of comprehensive income and did not affect the Company’s consolidated financial statements.

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

In October 2010, the FASB issued guidance that specifies the accounting treatment for the costs incurred by insurance entities when acquiring new and renewal insurance contracts.  The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The adoption of this guidance, which was applied prospectively starting January 1, 2012, had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In February 2013, the FASB issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  For other amounts, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  This guidance is effective prospectively for fiscal years beginning after December 15, 2012, with early adoption permitted.  The adoption of this guidance will only affect the Company’s presentation of information pertaining to other comprehensive income and is not expected to have a material effect on the Company’s consolidated financial statements.

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

In July 2011, the FASB issued guidance specifying that the liability for the fees paid to the Federal Government by health insurers as a result of recent healthcare reform legislation should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  The amendments in this Update are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.  Management has not yet determined the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

(P)

Subsequent Event

In January 2013, the Company acquired 199,784 shares of AMIC stock for $1,198,704 in a private transaction.  This event increased IHC’s ownership of AMIC from 78.6% to 80.6%.  As a result of being owned in excess of 80%, the Company will be included in the consolidated Federal income tax returns of IHC on a June 30 fiscal year (see Note 13 of Notes to Consolidated Financial Statements).

2.  Goodwill

The Company had goodwill of $23,561,000 at December 31, 2012 and 2011.

The Company performed its annual test at December 31, 2012 and determined that goodwill was not impaired.

At December 31, 2012, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of AMIC stock in 2012, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) IHC and insiders own over 78% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of AMIC stock, and (iii) lack of analyst coverage of the Company.  If the Company experiences a sustained decline in its results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

3.  Intangible Assets

Intangible assets at December 31, 2012 and 2011 consist of the following (in thousands):

	December 31, 2012			December 31, 2011
	Definitive	Indefinite		Definitive	Indefinite
	Lives (a)	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$9,373	$100	$9,473	$9,373	$100	$9,473
Additions	2,925	-	2,925	-	-	-
Balance end of period	12,298	100	12,398	9,373	100	9,473

Accumulated Amortization
Balance beginning of period	(8,567)	-	(8,567)	(7,784)	-	(7,784)
Amortization expense	(452)	-	(452)	(783)	-	(783)
Balance end of period	(9,019)	-	(9,019)	(8,567)	-	(8,567)

Net intangible assets	$3,279	$100	$3,379	$806	$100	$906

Weighted average remaining life in years			2.11			0.96

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2013	$937
2014	755
2015	570
2016	410
2017	285
2018 and thereafter	322

In July 2012, AMIC acquired the assets and renewal contract rights of a MGU of medical stop-loss business for an aggregate purchase price of $1,825,000.  The purchase price consisted of $1,300,000 in cash and $525,000 in contingent consideration expected to be paid in early 2013 based on expected growth in the acquired block of business.  AMIC recorded other intangible assets representing broker relationships, which will be amortized over a weighted average period of 7.0 years.

In November 2012, AMIC entered into a consulting agreement to continue writing certain medical stop-loss business for an aggregate fee of $1,100,000.  The fee consisted of $500,000 in cash and $600,000 in contingent consideration expected to be paid in 2013 and 2014 based on the expected block of business.  AMIC recorded other intangible assets representing broker relationships, which will be amortized over a weighted average period of 7.0 years.

4.  Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2012, the Company had $5,234,000 invested in resale agreements, all of which settled on January 2, 2013 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

5.  Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	DECEMBER 31, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$33,015	$883	$(112)	$33,786
Collateralized mortgage obligations (CMO) – residential	842	222	-	1,064
CMO – commercial	390	-	(162)	228
States, municipalities and political subdivisions	9,630	398	(21)	10,007
U.S. Government	6,217	216	-	6,433
Government sponsored enterprise (GSE)	6,042	250	-	6,292
Agency mortgage backed pass through securities (MBS)	151	12	-	163
Redeemable preferred stocks	273	83	-	356
Total fixed maturities	$56,560	$2,064	$(295)	$58,329

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	2,447	60	-	2,507
Total available-for-sale equity securities	$2,447	$60	$-	$2,507

	DECEMBER 31, 2011
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$30,031	$510	$(66)	$30,475
CMO - residential	1,760	168	(40)	1,888
CMO – commercial	579	-	(364)	215
States, municipalities and political subdivisions	8,851	528	(12)	9,367
U.S. Government	5,982	309	-	6,291
GSE	8,900	129	(46)	8,983
MBS	196	16	-	212
Redeemable preferred stocks	273	35	-	308
Total fixed maturities	$56,572	$1,695	$(528)	$57,739

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Common stock	$831	$42	$(22)	$851
Nonredeemable preferred stocks	2,981	91	-	3,072
Total available-for-sale equity securities	$3,812	$133	$(22)	$3,923

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The amortized cost and fair value of fixed maturities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The average life of mortgage backed securities is affected by prepayments on the underlying loans and, therefore, is materially shorter than the original stated maturity.

			% OF
	AMORTIZED	FAIR	TOTAL FAIR
	COST	VALUE	VALUE
	(in thousands)

Due in one year or less	$303	$311	1%
Due after one year through five years	14,329	14,749	25%
Due after five years through ten years	24,111	24,706	42%
Due after ten years	10,393	10,816	19%
	49,136	50,582	87%

CMO and MBS
15 years	1,781	1,853	3%
30 years	5,643	5,894	10%

	$56,560	$58,329	100%

The following tables summarize, for all securities in an unrealized loss position at December 31, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$12,378	$112	$-	$-	$12,378	$112
CMO – commercial	-	-	228	162	228	162
States, municipalities and political subdivisions	3,760	21	-	-	3,760	21
Total fixed maturities	$16,138	$133	$228	$162	$16,366	$295

Number of securities in an unrealized loss position	14		1		15

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$8,538	$57	$1,154	$9	$9,692	$66
CMO – residential	-	-	348	40	348	40
CMO – commercial	-	-	215	364	215	364
States, municipalities and political subdivisions	576	12	-	-	576	12
GSE	2,847	43	410	3	3,257	46
Total fixed maturities	$11,961	$112	$2,127	$416	$14,088	$528

EQUITY SECURITIES:

Common stock	$446	$22	$-	$-	$446	$22
Total equity securities	$446	$22	$-	$-	$446	$22

Number of securities in an unrealized loss position	15		5		20

Substantially all of the unrealized losses on fixed maturities at December 31, 2012 and December 31, 2011 were attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Major categories of net investment income for years 2012, 2011 and 2010 are summarized as follows (in thousands):

	Year Ended
	December 31,
	2012	2011	2010

Fixed maturities	$1,848	$1,918	$2,052
Equity securities	256	281	262
Short-term investments	6	3	3
Other	16	(13)	201

Net investment income	$2,126	$2,189	$2,518

Other-Than-Temporary Impairment Evaluations

For other-than-temporary impairment losses, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income.  For the years ended December 31, 2012, 2011 and 2010, other-than-temporary impairments recognized in earnings of $189,000, $89,000 and $179,000, respectively, represent credit losses on fixed maturities as a result of the expected cash flows of certain securities being less than the securities’ amortized cost.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows (in thousands):

	2012	2011	2010

Balance at beginning of year	$145	$99	$99
Securities sold	(46)	-	-
Credit portion of other-than-temporary
impairment losses recognized during period	189	46	-

Balance at end of year	$288	$145	$99

6.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for years 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended
	December 31,
	2012	2011	2010

Available-for-sale securities:
Fixed maturities	$579	$737	$919
Common stock	-	(146)	127
Preferred stock	(4)	(71)	(24)
Total available-for-sale securities	575	520	1,022

Trading securities	9	-	-

Trading account write-off	-	-	(1,266)

Unrealized gain (loss) on trading securities:
Available-for-sale securities transferred
to trading category on January 1, 2012	20	-	-
Change in unrealized gain on trading securities	(1)	-	-
Total unrealized gain on trading securities	19	-	-

Net realized investment gains	$603	$520	$(244)

For the twelve months ended December 31, 2012, the Company recorded realized gross gains of $937,000 and gross losses of $353,000 on sales of available-for-sale securities.  For the twelve months ended December 31, 2011, the Company recorded realized gross gains of $1,042,000 and gross losses of $522,000 on sales of available-for-sale securities.  For the twelve months ended December 31, 2010, the Company recorded realized gross gains of $1,312,000 and gross losses of $290,000 on sales of available-for-sale securities.

In January 2012, the Company transferred equity securities previously classified as available-for-sale into the trading category and, as a result, recognized $42,000 of gross gains and $22,000 of gross losses in net realized investment gains on the accompanying Consolidated Statement of Operations.  These gains and losses were previously included in accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at December 31, 2011.

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

7.  Fair Value Measurements

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

The following tables present our financial assets measured at fair value on a recurring basis at December 31, 2012 and 2011, respectively (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$33,786	$-	$33,786
CMO - residential	-	656	408	1,064
CMO – commercial	-	-	228	228
States, municipalities and political
subdivisions	-	10,007	-	10,007
U.S. Government	-	6,433	-	6,433
GSE	-	6,292	-	6,292
MBS - residential	-	163	-	163
Preferred stock with maturities	356	-	-	356
Total fixed maturities	356	57,337	636	58,329

Equity securities available-for-sale:
Preferred stock without maturities	2,507	-	-	2,507
Total equity securities	2,507	-	-	2,507

Trading securities:
Common Stock	1,056	-	-	1,056
Total trading securities	1,056	-	-	1,056

Total financial assets	$3,919	$57,337	$636	$61,892

	December 31, 2011
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$30,475	$-	$30,475
CMO - residential	-	1,024	864	1,888
CMO – commercial	-	-	215	215
States, municipalities and political
subdivisions	-	9,367	-	9,367
U.S. Government	-	6,291	-	6,291
GSE	-	8,983	-	8,983
MBS	-	212	-	212
Preferred stock with maturities	308	-	-	308
Total fixed maturities	308	56,352	1,079	57,739

Equity securities available-for-sale:
Common stock	851	-	-	851
Preferred stock without maturities	3,072	-	-	3,072
Total equity securities	3,923	-	-	3,923

Total financial assets	$4,231	$56,352	$1,079	$61,662

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. For the year ending December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category as a result of limited or inactive markets during 2012.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during 2012.  Two securities were sold out of the Level 3 category in 2012 and three securities were sold out of the Level 3 category in 2011.  The changes in the carrying value of Level 3 assets and liabilities for the years ended December 31, 2012 and 2011 are summarized as follows (in thousands):

	CMOs
	Residential	Commercial	Total

Balance, December 31, 2010	$1,559	$323	$1,882

Repayments of fixed maturities	(132)	-	(132)
Net realized investment gains	55	-	55
Sales of securities	(512)	-	(512)
Other-than-temporary
Impairment losses	(67)	-	(67)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	(39)	(108)	(147)

Balance, December 31, 2011	$864	$215	$1,079

Repayments of fixed maturities	(94)	-	(94)
Net realized investment losses	(41)	-	(41)
Sales of securities	(432)	-	(432)
Other-than-temporary
Impairment losses	-	(189)	(189)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	111	202	313

Balance, December 31, 2012	$408	$228	$636

8.  Fixed Assets

Fixed assets, which are included in other assets, consist of the following (in thousands):

	As of December 31,
	2012	2011

Furniture and fixtures	$783	$750
Leasehold improvements	152	130
Equipment	1,093	1,030
Total	2,028	1,910
Less: allowance for depreciation	(1,833)	(1,776)
Fixed assets, net	$195	$134

9.  Other Investments

At December 31, 2012 and December 31, 2011, the Company had an equity investment in Majestic with a carrying value of $768,000 and $797,000, respectively.  For years 2012, 2011 and 2010, the Company recorded $57,000, $9,000 and ($45,000), respectively, for its share of income (loss) from its investment in other income in the Consolidated Statements of Operations.

In November 2012, the Company invested $500,000 in exchange for a 3.75% interest in Pets Best Insurance Services, LLC (“Pets Best”), a third party administrator for pet insurance.  This investment is carried at cost which approximates fair value.

On December 31, 2012, the Company invested $1,250,000 in exchange for a 40% interest in Global Accident Facilities, LLC (“GAF”).  GAF acquired Accident Insurance Services, Morgan Financial, Caprock Claim Management and Medical Pricing Strategies, jointly referred to as AIS.  AIS produces and administers occupational accident and related coverages sold to Texas non-subscribers to workers compensation.

10.  Commitments and Contingencies

Fixed maturities with a carrying value of $5,669,000 are on deposit with various state insurance departments at December 31, 2012.

The Company has operating leases for office space and certain other office equipment.  These operating leases provide for minimum rents and generally include options to renew for additional periods.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012, are as follows (in thousands):

Year Ending	Net Operating
December 31,	Leases
2013	$274
2014	239
2015	237
2016	144
2017	-
2018 and thereafter	-
Total	$894

The Company's net rent expense for years 2012, 2011, and 2010 were $276,000, $222,000, and $355,000, respectively.

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

11.  Share-Based Compensation

2009 Stock Incentive Plan ("2009 Plan")

Effective July 1, 2009, the Company implemented the 2009 Plan, which the Company's stockholders approved on June 19, 2009.  The 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting ratably over four years.  The 1998 Plan, which expired by its terms on October 7, 2008, had reserved for issuance a total of 7,154,198 common stock shares.  At December 31, 2012, stock options for 227,285 common stock shares were outstanding, stock options for 215,062 common stock shares were vested, and 6,517,221 common stock shares that had not been issued remained available for future stock options grants and other awards.  Awards made under the 1998 Plan prior to its expiration are still in effect.

Total share-based compensation expense was $33,000, $43,000 and $74,000 for the twelve months ended December 31, 2012, 2011 and 2010, respectively.  Related tax benefits of $11,000, $15,000 and $26,000 were recognized for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

Stock Options

The Company’s stock option activity for the year ended December 31, 2012 was as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2011	333,956	$10.43

Expired	(90,003)	7.87
Forfeited	(16,668)	11.10

Balance, December 31, 2012	227,285	$11.40

Compensation expense was $33,000, $36,000, and $56,000 for the twelve months ended December 31, 2012, 2011, and 2010, respectively.  As of December 31, 2012, there was approximately $48,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2012:

	Outstanding	Exercisable

Number of options	227,285	215,062
Weighted average exercise price per share	$11.40	$11.74
Aggregate intrinsic value of options	$5,312	$3,989
Weighted average contractual term remaining	3.08 years	2.79 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the twelve months ended December 31, 2012 and 2011 was $0 and $3.02 per share, respectively.  The assumptions set forth in the table below were used to value the stock options granted during the twelve months ended December 31, 2012 and 2011:

	December 31,
	2012	2011

Weighted-average risk-free interest rate	-	3.11%
Annual dividend rate per share	-	$-
Weighted-average volatility factor of the Company's common stock	-	36.89
Weighted-average expected term of options		5 years

No options were granted in 2012.

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards have been issued since then.  Restricted stock expense was $0, $7,000, and $18,000 for the twelve months ended December 31, 2012, 2011 and 2010, respectively.  There were no restricted stock awards outstanding as of December 31, 2011.

12.  Related Party Transactions

Independence American derives a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life and Madison National Life have received regulatory approval to cede up to 30% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2012 and 2011, Standard Security Life and Madison National Life ceded an average of approximately 24% and 20%, respectively, of their medical stop-loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s DBL business.  Independence American assumed 8% of certain of IHC’s international health and LTD business.  Standard Security Life and Madison National Life ceded approximately 8% and 9% of the majority of its fully insured health business to Independence American in 2012 and 2011, respectively.

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

The Company and its subsidiaries incurred expense of $1,088,000 and $1,136,000 for the twelve months ended December 31, 2012 and 2011, respectively, from service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to the Company and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

13.  Income Taxes

As of December 31, 2012, the Company and its subsidiaries filed a consolidated Federal income tax return on a September 30 fiscal year.  Effective January 15, 2013, the Company will be included in the consolidated Federal income tax returns of IHC on a June 30 fiscal year as a result of the increase in IHC’s ownership interest in AMIC to over 80%.  Accordingly, the Company will change from a September 30 fiscal tax year to a June 30 fiscal tax year in 2013.  The provision for income taxes for the periods ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended
	December 31,
	2012	2011	2010
CURRENT:

U.S. Federal	$61	$-	$36
State and local	14	(82)	(99)
	75	(82)	(63)

DEFERRED:
U.S. Federal	(4,032)	1,258	1,023
State and local	67	131	131
	(3,965)	1,389	1,154

	$(3,890)	$1,307	$1,091

Taxes computed at the federal statutory rate of 35% for the years ended December 31, 2012, 2011 and 2010 are reconciled to the Company's actual income tax expense as follows (in thousands):

	2012	2011	2010

Tax computed at the statutory rate	$1,996	$1,330	$1,117
Dividends received deduction and tax exempt interest	(53)	(59)	(55)
State and local income taxes, net of federal effect	53	32	21
Valuation allowance	(5,900)	-	-
Other, net	14	4	8
Income tax	$(3,890)	$1,307	$1,091

The current federal income tax provision for the periods ending December 31, 2012, 2011 and 2010 represents only federal alternative minimum tax due to the Company’s federal net operating loss carryforwards.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

DEFERRED TAX ASSETS:
Investments	$194	$216
Compensation accruals	1,068	1,032
Insurance reserves	267	119
Net operating loss carryforwards	97,169	98,067

Total gross deferred tax assets	98,698	99,434

Less valuation allowance	(78,572)	(84,665)

Net deferred tax assets	20,126	14,769

DEFERRED TAX LIABILITIES:
Goodwill	(988)	(750)
MGU partnership income	(5,198)	(4,400)
Unrealized securities gains	(646)	(447)
Other	(270)	(180)
State taxes	(506)	(442)
Total gross deferred tax liabilities	(7,608)	(6,219)
Net deferred tax asset	$12,518	$8,550

During the year ended December 31, 2012 and 2011 the Company decreased its valuation allowance by $6,093,000 and $1,394,000, respectively.  The December 31, 2012 valuation allowance decrease included $5,900,000 for the projected utilization of federal net operating losses which was allocated to operations.  The valuation allowance at December 31, 2012 and 2011 was primarily related to net operating loss carryforwards that, in the judgment of management, were not considered realizable.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2012.

At December 31, 2012, the Company had federal NOL carryforwards of approximately $271,770,000 expiring in varying amounts through the year 2031 with a significant portion expiring in 2021.

At December 31, 2012, the Company also had NOL carryforwards of approximately $25,814,000 for state income tax purposes, in the State of California.  Management believes that it is more likely than not that the state tax benefit of these net operating loss carryforwards will not be realized and has provided a valuation allowance against the full amount.

The Internal Revenue Service has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  Management believes that it has made adequate provision for all income tax uncertainties, such that the outcome of any unresolved issues or claims will not result in a material change to our financial position or results of operations.

Interest expense and penalties related to unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 are insignificant.

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

As of December 31, 2012, AMIC believes there were no material uncertain tax positions that would require disclosure under GAAP.

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

Changes in the liability for reserves, unpaid claims and claim adjustment expenses for the years ended December 31, 2012 and 2011 are summarized below (in thousands).

	Year Ended
	December 31,
	2012	2011

Balance at a beginning of period	$21,030	$22,009
Less: reinsurance recoverables	2,715	2,811
Net balance at beginning of period	18,315	19,198
Amount incurred:
Current year	56,652	49,018
Prior years	197	(1,250)
Total	56,849	47,768
Amount paid, related to:
Current year	34,461	32,530
Prior years	17,196	16,121
Total	51,657	48,651
Net balance at end of period	25,507	18,315

Plus: reinsurance recoverables	1,486	2,715
Balance at end of period	$24,993	$21,030

The preceding schedule reflects (i) due and unpaid claims, (ii) claims in the course of settlement, (iii) estimated incurred but not reported reserves and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year.  The amount incurred in 2012 for prior years of $197,000 is a result of a deficiency of 457,000 of medical stop-loss reserves, offset by a redundancy of $29,000 of fully insured health reserves and $231,000 of DBL reserves.  The amount incurred in 2011 for prior years of $(1,250,000) is a result of a redundancy of $788,000 of fully insured health reserves, $225,000 of DBL reserves and $237,000 of medical stop-loss reserves.  Fluctuations are generally the result of on-going analysis of recent loss development trends.

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

15.  Reinsurance

Independence American reinsures a portion of its direct business in order to limit the assumption of disproportionate risks.  Amounts not retained are ceded to other companies on an automatic basis.  Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.  At December 31, 2012, Independence American ceded to highly rated reinsurers.

The effect of reinsurance on insurance benefits and premiums earned is as follows (in thousands):

		ASSUMED	CEDED		% OF
		FROM	TO		AMOUNT
	DIRECT	OTHER	OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
Insurance Benefits:
Year ended December 31, 2012	$32,057	$31,526	$6,734	$56,849	55%
Year ended December 31, 2011	26,770	27,238	6,240	47,768	57%
Year ended December 31, 2010	25,265	31,467	6,506	50,226	63%

Premiums Earned:
Year ended December 31, 2012	$42,318	$49,703	$8,243	$83,778	59%
Year ended December 31, 2011	39,893	42,088	9,533	72,448	58%
Year ended December 31, 2010	41,264	45,315	12,720	73,859	61%

All premiums included in Assumed From Other Companies for 2012, 2011 and 2010 were assumed from subsidiaries of IHC.  Included in Ceded To Other Companies for 2012, 2011 and 2010 are premiums of $1,835,000, $1,250,000, and $1,718,000, respectively, which were ceded to subsidiaries of IHC.

16.  Dividend Restrictions on Insurance Subsidiary

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner, if such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including realized capital gains, for the twelve-month period ending the December 31 next preceding.  Such dividends may be paid as long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American paid dividends of $2,000,000 in 2012 and of $1,000,000 in 2011.

Independence American’s statutory capital and surplus was $54,427,000 as of December 31, 2012 and $51,407,000 as of December 31, 2011.  Independence American’s statutory net income was $3,271,000 for 2012, $4,542,000 for 2011, and $2,697,000 for 2010.

Independence American is required to maintain a certain minimum amount of statutory surplus to satisfy its state insurance department of domicile.  Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders.  At December 31, 2012 and 2011, the statutory capital of Independence American was significantly in excess of regulatory RBC requirements.

17.  Other Comprehensive Income

The components of other comprehensive income include the after-tax net unrealized gains and losses on investment securities available for sale including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities and equity securities.

Included in accumulated other comprehensive income at December 31, 2012 and 2011 are adjustments of $269,000 and $140,000, respectively, related to the non-credit related component of other-than-temporary impairment losses recorded.

18.  Noncontrolling Interest

In the third quarter of 2011, the Company acquired an additional ownership interest in IPA from non-controlling interests for cash consideration of $450,000, thereby increasing its ownership in IPA to 79% at September 30, 2011.  As a result of this transaction, the Company recorded a $450,000 debit to additional paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the non-controlling interests which was zero at

September 30, 2011.  On December 31, 2011, the Company acquired an additional ownership interest in IPA from non-controlling interests for cash consideration of $75,000, thereby increasing its ownership in IPA to 89.6%.  As a result of this transaction, the Company recorded an additional debit of $75,000 to additional paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the non-controlling interests which was zero at December 31, 2011.

19.  Quarterly Data (Unaudited)

The quarterly results of operations for the years ended December 31, 2012 and 2011 are summarized below (in thousands, except per share data):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2012

Total revenues	$22,234	$23,475	$26,805	$29,371

Income from continuing operations	$1,297	$551	$1,274	$7,420
(Income) from non-controlling interests
in subsidiaries	(178)	(242)	(268)	(262)

Net income attributable to AMIC	$1,119	$309	$1,006	$7,158

Basic income per common share	$.14	$.04	$.12	$.87

Diluted income per share	$.14	$.04	$.12	$.87

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2011

Total revenues	$21,722	$21,970	$22,969	$21,377

Income from continuing operations	$1,057	$424	$1,063	$640
(Income) from non-controlling interests
in subsidiaries	(120)	(287)	(150)	(133)

Net income attributable to AMIC	$937	$137	$913	$507

Basic income per common share	$.11	$.02	$.11	$.06

Diluted income per share	$.11	$.02	$.11	$.06

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012.  Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2012 to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms.  As a result of this evaluation, there were no significant deficiencies in the Company's internal control over financial reporting during the twelve months ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2013, which definitive proxy statement will be filed with the SEC.

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

Item 11.

Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2013, which definitive proxy statement will be filed with the SEC.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2013, which definitive proxy statement will be filed with the SEC.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2013, which definitive proxy statement will be filed with the SEC.

Item 14.

Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in June 2013, which definitive proxy statement will be filed with the SEC.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

* (1) Financial Statement Schedules.	Page
Schedule I – Summary of investments – other than investments in related parties	83
Schedule II – Financial information of Parent Company	84-86
Schedule III – Supplementary insurance information	87
Schedule V – Valuation and Qualifying Accounts	88

* All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(2) Exhibits. See Index to Exhibits included in this Annual Report on Form 10-K	82
Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2013.

AMERICAN INDEPENDENCE CORP.

Signature

/s/ Roy T.K. Thung	Chief Executive Officer
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ Teresa A. Herbert	Chief Financial Officer and Senior Vice President
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on March 15, 2013.

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
10.5

Contribution Agreement dated April 15, 2008 by and among IPA Family, LLC, a wholly owned subsidiary of the Registrant, Insurance Producers Group of America, Inc., Insurance Producers of America Agency, Inc. and Independent Producers of America Agency, Inc. Incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 22, 2008.

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

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

AS OF DECEMBER 31, 2012

(In thousands)

			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
Corporate securities	$33,015	$33,786	$33,786
Collateralized mortgage obligations (CMO) -
residential	842	1,064	1,064
CMO - commercial	390	228	228
States, municipalities and political subdivisions	9,630	10,007	10,007
U.S. Government	6,217	6,433	6,433
Government sponsored enterprise (GSE)	6,042	6,292	6,292
Agency mortgage backed pass through
securities (MBS)	151	163	163
Preferred stock with maturities	273	356	356

TOTAL FIXED MATURITIES	56,560	58,329	58,329

EQUITY SECURITIES
Common stock	1,037	1,056	1,056
Preferred stock without maturities	2,447	2,507	2,507

TOTAL EQUITY SECURITIES	3,484	3,563	3,563

Securities purchased under agreements to resell	5,234	5,234	5,234

TOTAL INVESTMENTS	$65,278	$67,126	$67,126

SCHEDULE II

AMERICAN INDEPENDENCE CORP.

BALANCE SHEETS

(PARENT COMPANY ONLY)

(In thousands, except share data)

	As of December 31,
	2012	2011

ASSETS:
Cash and cash equivalents	$3,170	$460
Fixed maturities available-for-sale, at fair value	-	3,556
Investments in continuing consolidated subsidiaries	86,568	80,010
Other receivables	1,250	1,025
Other assets	496	502
Deferred tax asset	13,024	8,992

TOTAL ASSETS	$104,508	$94,545

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$284	$556

TOTAL LIABILITIES	284	556

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock (A)	92	92
Paid-in capital	479,451	479,418
Accumulated other comprehensive income	1,829	1,278
Treasury stock (B)	(9,107)	(9,107)
Accumulated deficit	(368,113)	(377,692)

TOTAL AMIC STOCKHOLDERS' EQUITY	104,152	93,989
NON-CONTROLLING INTEREST IN SUBSIDIARIES	72	-

TOTAL EQUITY	104,224	93,989

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$104,508	$94,545

(A)

Common stock $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares issued; 8,272,332 shares outstanding.

(B)

Treasury stock, at cost; 909,461 shares.

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2012	2011	2010

REVENUES:
Net investment income	$50	$45	$16
Net realized investment gains (losses)	15	11	(1,266)
Other income	-	-	-
	65	56	(1,250)

EXPENSES:
General and administrative expenses and other	1,752	1,838	1,589
	1,752	1,838	1,589

Loss before income tax expense	(1,687)	(1,782)	(2,839)
Income tax benefit	(6,488)	(620)	(989)

Income before equity in net income of subsidiaries	4,801	(1,162)	(1,850)
Equity in net income of subsidiaries, net of tax	5,741	4,346	4,832

Net income	10,542	3,184	2,982
(Income) loss from non-controlling interests in subsidiaries	(950)	(690)	(883)

Net income attributable to American Independence Corp.	$9,592	$2,494	$2,099

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE II

(Continued)

AMERICAN INDEPENDENCE CORP.

STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(In thousands)

	YEAR ENDED
	DECEMBER 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,542	$3,184	$2,982
Adjustments to reconcile net income to net cash
provided from operating activities:
Deferred tax expense (benefit)	(3,965)	1,389	1,154
Equity in net income of subsidiaries	(5,741)	(4,346)	(4,832)
Net realized investment (gains) losses	(15)	(11)	1,266
Non-cash compensation expense	33	43	74
Change in operating assets and liabilities:
Change in deferred tax asset	(67)	(131)	(131)
Change in other assets and liabilities	(310)	(893)	288

Net cash provided by (used by) operating activities of continuing
operations	477	(765)	801
Net cash used by operating activities of discontinued operations	-	-	(93)
Net cash provided by (used by) operating activities	477	(765)	708

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in investments in and advances to
consolidated subsidiaries	(1,107)	1,958	3,023
IPA acquisition of non-controlling interest	-	(525)	-
Change in loan receivable	(175)	(750)	-
Purchases of fixed maturities	(2,154)	-	(4,747)
Sales of fixed maturities	5,669	1,201

Net cash provided by (used by) investing activities	2,233	1,884	(1,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	57	45
Repurchase of common stock	-	(1,310)	(60)

Net cash used by financing activities	-	(1,253)	(15)

Increase (decrease) in cash and cash equivalents	2,710	(134)	(1,031)
Cash and cash equivalents, beginning of period	460	594	1,625
Cash and cash equivalents, end of period	$3,170	$460	$594

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$5	$7	$9

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SCHEDULE III

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

					INSURANCE	SELLING,
					BENEFITS,	GENERAL
				NET	CLAIMS	AND	NET
	INSURANCE	UNEARNED	PREMIUMS	INVESTMENT	AND	ADMINISTRATIVE	PREMIUMS
	RESERVES	PREMIUMS	EARNED	INCOME (1)	RESERVES	EXPENSES (2)	WRITTEN

DECEMBER 31, 2012:
Independence American:
Medical stop-loss	$16,363	$-	$47,531	$1,327	$32,574	$12,924	$47,531
Fully Insured Health	7,822	2,224	32,762	513	22,220	7,784	34,699
Group Disability	808	213	3,485	65	2,055	1,043	3,557
Total Independence American	24,993	2,437	83,778	1,905	56,849	21,751	85,787
Risk Solutions and Agencies	-	-	-	171	-	14,705	-
Corporate	-	-	-	50	-	1,419	-
Total	$24,993	$2,437	$83,778	$2,126	$56,849	$37,875	$85,787

DECEMBER 31, 2011:
Independence American:
Medical stop-loss	$14,165	$-	$38,569	$1,417	$25,759	$11,497	$38,569
Fully Insured Health	6,259	287	30,913	496	20,198	6,935	31,188
Group Disability	606	140	2,966	68	1,811	917	2,987
Total Independence American	21,030	427	72,448	1,981	47,768	19,349	72,744
Risk Solutions and Agencies	-	-	-	163	-	13,737	-
Corporate	-	-	-	45	-	1,838	-
Total	$21,030	$427	$72,448	$2,189	$47,768	$34,924	$72,744

DECEMBER 31, 2010:
Independence American:
Medical stop-loss	$15,089	$-	$39,247	$1,683	$28,789	$10,923	$39,247
Fully Insured Health	6,272	11	31,394	508	19,568	7,725	31,376
Group Disability	648	120	3,218	75	1,869	936	3,218
Total Independence American	22,009	131	73,859	2,266	50,226	19,584	73,841
Risk Solutions and Agencies	-	-	-	236	-	13,071	-
Corporate	-	-	-	16	-	1,589	-
Total	$22,009	$131	$73,859	$2,518	$50,226	$34,244	$73,841

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

SCHEDULE V

AMERICAN INDEPENDENCE CORP. VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	Of Period	Expenses	Accounts	Deductions	End of Period

Valuation Allowance on Deferred
Tax Asset:
Year ended December 31, 2012	$84,665	$(193)	$-	$(5,900) (b)	$78,572
Year ended December 31, 2011	$86,059	$(411)	$-	$(983) (a)	$84,665
Year ended December 31, 2010	$86,384	$(325)	$-	$-	$86,059

Net Liabilities Associated with
Discontinued Operations:
Year ended December 31, 2012	$-	$-	$-	$-	$-
Year ended December 31, 2011	$-	$-	$-	$-	$-
Year ended December 31, 2010	$106	$-	$-	$106	$-

______________________________________________________

(a)

Decrease due to deferred tax assets no longer required.

(b)

Reduction is based on management's periodic evaluation of the valuation allowance.