Form 10-Q
period 2013-03-31
AMERICAN INDEPENDENCE CORP
filed 2013-05-09
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2013
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [ X ]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2013
Common stock, $0.01 par value	8,072,548 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,
	2013	December 31,
ASSETS:	(Unaudited)	2012
Investments:
Securities purchased under agreements to resell	$2,362	$5,234
Trading securities	918	1,056
Fixed maturities available-for-sale, at fair value	61,055	58,329
Equity securities available-for-sale, at fair value	1,042	2,507

Total investments	65,377	67,126

Cash and cash equivalents	4,855	4,576
Restricted cash ($11,669 and $8,711, respectively, restricted by related parties)	15,039	13,321
Accrued investment income	677	755
Premiums receivable ($6,255 and $5,369, respectively, due from related parties)	14,180	10,387
Net deferred tax asset	12,671	13,024
Due from reinsurers ($3,449 and $3,016, respectively, due from related parties)	6,367	6,307
Goodwill	23,561	23,561
Intangible assets	2,988	3,379
Accrued fee income ($896 and $777, respectively, due from related parties)	2,544	3,122
Due from securities brokers	5,508	61
Other assets	12,553	13,364

TOTAL ASSETS	$166,320	$158,983

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($13,544 and $12,378, respectively, due to related parties)	$30,051	$24,993
Premium and claim funds payable ($11,669 and $8,711, respectively,
due to related parties)	15,039	13,321
Commission payable ($3,091 and $2,868, respectively, due to related parties)	5,322	4,329
Accounts payable, accruals and other liabilities ($1,449 and $1,317, respectively,
due to related parties)	9,408	10,118
State income taxes payable	544	545
Due to securities brokers	1,464	22
Due to reinsurers ($680 and $432, respectively, due to related parties)	1,243	1,431

Total liabilities	63,071	54,759

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares
issued, respectively; 8,072,548 and 8,272,332 shares outstanding, respectively	92	92
Additional paid-in capital	479,459	479,451
Accumulated other comprehensive income	1,361	1,829
Treasury stock, at cost, 1,109,245 shares and 909,461 shares, respectively	(10,305)	(9,107)
Accumulated deficit	(367,422)	(368,113)
Total American Independence Corp. stockholders’ equity	103,185	104,152
Non-controlling interest in subsidiaries	64	72
Total equity	103,249	104,224
TOTAL LIABILITIES AND EQUITY	$166,320	$158,983

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2013	2012
REVENUES:
Premiums earned ($16,241 and $9,004, respectively, from related parties)	$29,996	$18,457
Fee and agency income ($2,551 and $1,099, respectively, from related parties)	4,247	3,128
Net investment income	504	496
Net realized investment gains	540	126
Other income	73	27
	35,360	22,234

EXPENSES
Insurance benefits, claims and reserves ($8,212 and $5,589, respectively, from related parties)	21,233	11,691
Selling, general and administrative expenses ($3,063 and $3,120, respectively, from related parties)	12,604	8,593
Amortization and depreciation	228	45
	34,065	20,329

Income before income tax	1,295	1,905
Provision for income taxes	372	608

Net income	923	1,297
Less: Net income attributable to the non-controlling interest	(232)	(178)

Net income attributable to American Independence Corp.	$691	$1,119

Basic income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.09	$.14

Weighted-average shares outstanding	8,086	8,272

Diluted income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.09	$.14

Weighted-average diluted shares outstanding	8,086	8,272

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Three Months
	Ended March 31,
	2013	2012

Net income	$923	$1,297
Other comprehensive income:
Unrealized holding (gains) losses arising during the period	72	(28)
Reclassification adjustment for gains included in net income	(540)	(126)
Other comprehensive income (loss)	(468)	(154)
Comprehensive income	455	1,143
Less: comprehensive income attributable to non-controlling interests	(232)	(178)
Comprehensive income attributable to American Independence Corp.	$223	$965

_______________________________________________________________________________________________

See accompanying Notes to Condensed Consolidated Financial Statement

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

Three Months Ended March 31, 2013

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2012	$92	$479,451	$1,829	$(9,107)	$(368,113)	$104,152	$72	$104,224

Net income					691	691	232	923
Other comprehensive income (loss)			(468)			(468)	-	(468)
Dividends paid to non-controlling interest							(240)	(240)
Repurchase of common stock				(1,198)		(1,198)		(1,198)
Share-based compensation expense		8				8	-	8

BALANCE AT MARCH 31, 2013	$92	$479,459	$1,361	$(10,305)	$(367,422)	$103,185	$64	$103,249

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$923	$1,297
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(540)	(126)
Amortization and depreciation	228	45
Equity income	(70)	(10)
Deferred tax expense	369	589
Non-cash stock compensation expense	8	8
Amortization of bond premiums and discounts	202	-
Change in operating assets and liabilities:
Change in trading securities	184	(134)
Change in insurance reserves	5,058	(927)
Change in net amounts due from and to reinsurers	(248)	331
Change in accrued fee income	578	(509)
Change in claims fund	(434)	(172)
Change in commissions payable	993	369
Change in premiums receivable	(3,793)	(452)
Change in income taxes	(16)	17
Change in other assets and other liabilities	2,654	801

Net cash provided by operating activities	6,096	1,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	(4,005)	(84)
Net sales of securities under resale and repurchase agreements	2,872	(243)
Sales of and principal repayments on fixed maturities	6,863	4,865
Maturities and other repayments of fixed maturities	1,047	941
Purchases of fixed maturities	(10,847)	(6,231)
Sales of equity securities	1,500	-
Cash paid in acquisitions, net of cash acquired	(1,250)	-
Change in loans receivable	(138)	-
Purchases of fixed assets	(79)	-

Net cash used by investing activities	(4,037)	(752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent liability on acquisition	(342)	-
Repurchases of common stock	(1,198)	-
Dividends paid to non-controlling interests	(240)	-

Net cash used by financing activities	(1,780)	-

Increase in cash and cash equivalents	279	375
Cash and cash equivalents, beginning of period	4,576	1,748
Cash and cash equivalents, end of period	$4,855	$2,123

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$4	$2

See accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; e) our wholly owned business development and program management company, IHC Specialty Benefits, Inc. (“Specialty Benefits”); f) our 40% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for a managing general underwriting agency for non-subscriber occupational accident business; and g) our 90% ownership in IPA Family, LLC (“IPA”), a national career agent marketing organization.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".  Risk Solutions, Specialty Benefits, HIO and IPA are collectively referred to as “our Agencies”.

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 80.6% of AMIC's stock as of March 31, 2013.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical, long-term disability (“LTD”) and group major medical.

(B)

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 is not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For other amounts, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The adoption of this guidance, effective January 1, 2013, only affected the Company’s presentation of information pertaining to other comprehensive income (loss) and did not affect the Company’s consolidated financial statements.

In July 2012, the FASB issued guidance to revise the subsequent measurement requirements for indefinite-lived intangible assets. In accordance with the amendments in this Update, an entity will have the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The adoption of this guidance, effective January 1, 2013, did not have a material effect on the Company’s consolidated financial statements.

In December 2011 and March 2013, the FASB issued guidance to amend the disclosure requirements on offsetting financial instruments and related derivatives. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability. The adoption of this guidance, effective January 1, 2013, did not have a material effect on the Company’s consolidated financial statements.

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

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  For the three months ended March 31, 2013 and 2012, shares from the assumed dilution due to the exercise of common stock options using the treasury stock method were deemed anti-dilutive.

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

Fee and Agency income consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Agency income	$2,331	$1,799
Fee income–administration	1,783	1,271
Fee income– profit commissions	133	58

	$4,247	$3,128

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	MARCH 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$34,820	$806	$(127)	$35,499
Foreign securities	3,320	41	(43)	3,318
Collateralized mortgage obligations (CMO) – residential	568	11	-	579
CMO – commercial	390	-	(160)	230
States, municipalities and political subdivisions	12,937	476	(20)	13,393
U.S. Government	6,712	196	-	6,908
Government sponsored enterprise (GSE)	617	8	-	625
Agency mortgage backed pass through securities (MBS)	129	9	-	138
Redeemable preferred stocks	274	91	-	365
Total fixed maturities	$59,767	$1,638	$(350)	$61,055

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	970	72	-	1,042
Total available-for-sale equity securities	$970	$72	$-	$1,042

	DECEMBER 31, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$33,015	$883	$(112)	$33,786
CMO - residential	842	222	-	1,064
CMO – commercial	390	-	(162)	228
States, municipalities and political subdivisions	9,630	398	(21)	10,007
U.S. Government	6,217	216	-	6,433
GSE	6,042	250	-	6,292
MBS	151	12	-	163
Redeemable preferred stocks	273	83	-	356
Total fixed maturities	$56,560	$2,064	$(295)	$58,329

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Nonredeemable preferred stocks	2,447	60	-	2,507
Total available-for-sale equity securities	$2,447	$60	$-	$2,507

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government, or its various insurance and lease programs which carry the full faith and credit obligation of the US Government.

The amortized cost and fair value of fixed maturities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE
	(In thousands)

Due in one year or less	$302	$307
Due after one year through five years	18,504	19,038
Due after five years through ten years	26,034	26,526
Due after ten years	13,223	13,612
CMOs and MBSs	1,704	1,572

	$59,767	$61,055

The following tables summarize, for all securities in an unrealized loss position at March 31, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	March 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$10,737	$127	$-	$-	$10,737	$127
Foreign securities	1,423	43	-	-	1,423	43
CMO – commercial	-	-	230	160	230	160
States, municipalities and political subdivisions	3,702	20	-	-	3,702	20
Total fixed maturities	$15,862	$190	$230	$160	$16,092	$350

Number of securities in an unrealized loss position	15		1		16

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$12,378	$112	$-	$-	$12,378	$112
CMO – commercial	-	-	228	162	228	162
States, municipalities and political subdivisions	3,760	21	-	-	3,760	21
Total fixed maturities	$16,138	$133	$228	$162	$16,366	$295

Number of securities in an unrealized loss position	14		1		15

Substantially all of the unrealized losses on fixed maturities at March 31, 2013 and December 31, 2012 were attributable to changes in market interest rates subsequent to purchase.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

Other-Than-Temporary Impairment Evaluations

For other-than-temporary impairment losses, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income.  For the three months ended March 31, 2013 and 2012, there were no other-than-temporary impairments recognized in earnings.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were $288,000 as of March, 31, 2013 and December 31, 2012.

5.

Net Realized Investment Gains

Net realized investment gains for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Available-for-sale securities:
Fixed maturities	$471	$69
Common stock	-	-
Preferred stock	23	-
Total available-for-sale securities	494	69

Trading securities	6	34

Unrealized gain (loss) on trading securities:
Available-for-sale securities transferred
to trading category on January 1, 2012	-	20
Change in unrealized gain on trading securities	40	3
Total unrealized gain on trading securities	40	23

Net realized investment gains	$540	$126

For the three months ended March 31, 2013, the Company recorded realized gross gains of $519,000 and gross losses of $25,000 on available-for-sale securities.  For the three months ended March 31, 2012, the Company recorded realized gross gains of $119,000 and gross losses of $50,000 on available-for-sale securities.

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

Investments in fixed maturities and equity securities

Available-for-sale securities included in Level 1 are equity securities with quoted market prices.  Level 2 is primarily comprised of our portfolio of corporate fixed income securities, government agency mortgage-backed securities, government sponsored enterprises, certain CMO securities, municipals and certain preferred stocks that were priced with observable market inputs.  Level 3 securities consist of CMO securities backed by Alt-A mortgages.  For these securities, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. Significant unobservable inputs used in the fair value measurement of CMO’s are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rates.  Further we retain independent pricing vendors to assist in valuing certain instruments.

Trading securities

Trading securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$35,499	$-	$35,499
Foreign securities	-	3,318	-	3,318
CMO - residential	-	579	-	579
CMO – commercial	-	-	230	230
States, municipalities and political
subdivisions	-	13,393	-	13,393
U.S. Government	-	6,908	-	6,908
GSE	-	625	-	625
MBS - residential	-	138	-	138
Redeemable preferred stocks	365	-	-	365
Total fixed maturities	365	60,460	230	61,055

Equity securities available-for-sale:
Nonredeemable preferred stocks	1,042	-	-	1,042
Total equity securities	1,042	-	-	1,042

Trading securities:
Common Stock	918	-	-	918
Total trading securities	918	-	-	918

Total financial assets	$2,325	$60,460	$230	$63,015

	December 31, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$33,786	$-	$33,786
CMO - residential	-	656	408	1,064
CMO – commercial	-	-	228	228
States, municipalities and political
subdivisions	-	10,007	-	10,007
U.S. Government	-	6,433	-	6,433
GSE	-	6,292	-	6,292
MBS	-	163	-	163
Redeemable preferred stocks	356	-	-	356
Total fixed maturities	356	57,337	636	58,329

Equity securities available-for-sale:
Nonredeemable preferred stocks	2,507	-	-	2,507
Total equity securities	2,507	-	-	2,507

Trading securities:
Common stock	1,056	-	-	1,056
Total trading securities	1,056	-	-	1,056

Total financial assets	$3,919	$57,337	$636	$61,892

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  At March 31, 2013 and 2012, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category at March 31, 2013 or 2012.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category in the three months ended March 31, 2013 or 2012.  The changes in the carrying value of Level 3 assets and liabilities for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	March 31, 2013
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$408	$228	$636

Sales of securities	(415)	-	(415)
Repayments of fixed maturities	(9)	-	(9)
Net realized
investment gains	225	-	225
Net unrealized gain (loss)
included in accumulated
other comprehensive income	(209)	2	(207)

Balance, end of period	$-	$230	$230

	March 31, 2012
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$864	$215	$1,079

Sales of securities	(432)	-	(432)
Repayments of fixed maturities	(39)	-	(39)
Net realized
investment losses	(41)	-	(41)
Net unrealized gain (loss)
included in accumulated
other comprehensive income	45	(2)	43

Balance, end of period	$397	$213	$610

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

March 31, 2013
Other Intangible
Assets

Balance at December 31, 2012	$3,379
Adjustment for contingent payment	(183)
Amortization expense	(208)
Balance at March 31, 2013	$2,988

March 31, 2012
Other Intangible
Assets

Balance at December 31, 2011	$906
Amortization expense	(34)
Balance at March 31, 2012	$872

In July 2012, AMIC acquired the assets and renewal contract rights of a MGU of medical stop-loss business for an aggregate purchase price of $1,825,000.  The purchase price consisted of $1,300,000 in cash and $525,000 in contingent consideration expected to be paid in early 2013 based on expected growth in the acquired block of business.  AMIC recorded other intangible assets representing broker relationships, which will be amortized over a weighted average period of 7.0 years.  In accordance with the terms of the agreement, the fair value of the contingent liability was re-measured in the first quarter of 2013 resulting in a cash payment of $342,000 and a $183,000 decrease in the related intangible asset.

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $229,000 and $307,000 for the three months ended March 31, 2013 and 2012, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

9.

Share-Based Compensation

Total share-based compensation expense was $8,000 for the three months ended March 31, 2013 and 2012, respectively.  Related tax benefits of $3,000 were recognized for the three months ended March 31, 2013 and 2012, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2013:

	Outstanding	Exercisable

Number of options	208,951	197,839
Weighted average exercise price per share	$11.74	$12.10
Aggregate intrinsic value of options	$65,000	$47,000
Weighted average contractual term remaining	3.10 years	2.83 years

The Company’s stock option activity for the three months ended March 31, 2013 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2012	227,285	$11.40

Expired	(18,334)	7.50

Balance, March 31, 2013	208,951	$11.74

Compensation expense of $8,000 was recognized for the three months ended March 31, 2013 and 2012, respectively for the portion of the fair value of stock options vesting during that period.

As of March 31, 2013, there was approximately $39,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

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

Included in accumulated other comprehensive income at March 31, 2013 and December 31, 2012 are adjustments of $269,000 related to the non-credit related component of other-than-temporary impairment losses recorded.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Operations was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At March 31, 2013, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $271,146,000 for federal income tax purposes expiring in varying amounts through the year 2031 with a significant portion expiring in 2021.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending March 31, 2013 and December 31, 2012 are $12,671,000 and $13,024,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Internal Revenue Service ("IRS") has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at March 31, 2013.

12.

Repurchase of Common Stock

In accordance with the Company’s Share Repurchase Program, the Company repurchased 199,784 shares of its common stock at a cost of $1,198,000 during January 2013.  As of March 31, 2013, 500,000 shares were still authorized to be repurchased under the program.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of American Independence Corp. ("AMIC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, and our condensed consolidated financial statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned business development and program management company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our full service direct writer of medical-stop insurance for self-insured employer groups IHC Risk Solutions, LLC (“Risk Solutions”), our 40% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for a managing general underwriting agency for non-subscriber occupational accident business, our 23% investment in Majestic Underwriters LLC ("Majestic"), and our two insurance and marketing agencies, IPA Family, LLC (“IPA”) and HealthInsurance.org (“HIO”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 80.6% of AMIC's stock as of March 31, 2013.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  As of March 31, 2013, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health, short-term statutory disability benefit product in New York State ("DBL") and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American writes group major medical, medical stop-loss, major medical plans for individuals and families, short-term medical, dental, and began writing pet insurance in 2012.  Given its broad licensing, A- (Excellent) rating from A.M. Best, and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its international health, occupational accident, and pet insurance products.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of March 31, 2013 was $54,890,000.

Risk Solutions

Risk Solutions has offices near Hartford, Connecticut, Philadelphia, Pennsylvania, Chicago, Illinois, and Ft. Wayne, Indiana and markets and underwrites employer medical stop-loss and group life primarily for Standard Security Life Insurance Company of New York ("Standard Security Life").  It also writes, to a much lesser extent, for three other carriers, including Madison National Life Insurance Company, Inc. ("Madison National Life") and Independence American.

Agencies

The Company has a 51% interest in HIO, which is headquartered in Minneapolis, Minnesota.  HIO is an insurance and marketing agency through its well-established internet domain address: www.healthinsurance.org.  This domain generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  The Company owns Specialty Benefits, which is headquartered in Minneapolis, Minnesota.  Specialty Benefits is a business development and program management company.  The Company has a 90% interest in IPA which is headquartered in Tampa, Florida.  IPA is a national, career agent marketing organization which operates under a controlled career agent distribution model in which independent producers sell products approved by IPA and AMIC.

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Revenues	$35,360	$22,234
Expenses	34,065	20,329
Income before income tax	1,295	1,905
Provision for income taxes	372	608
Net income	923	1,297
Less: Net income attributable to the non-controlling interest	(232)	(178)
Net income attributable to American Independence Corp.	$691	$1,119

•

The book value of the Company increased to $12.78 per share at March 31, 2013 compared to $12.59 per share at December 31, 2012.

•

The Company repurchased 199,784 shares of its common stock at a cost of $1,198,000 during the quarter ended March 31, 2013.

•

Net income per share decreased to $.09 per share, diluted, or $0.7 million, for the three months ended March 31, 2013, compared to $.14 per share, diluted, or $1.1 million for the three months ended March 31, 2012, primarily due to an increase in claim reserves for one stop-loss program.

•

At March 31, 2013, 99.3% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.0% and 3.1% for the three months ended March 31, 2013 and 2012, respectively.

•

Premiums earned increased 63% to $30.0 million for the three months ended March 31, 2013 compared to $18.5 million for the three months ended March 31, 2012, primarily due to higher pet premiums, higher direct and assumed medical stop-loss premiums, higher assumed international premiums, higher group disability premiums, and higher assumed group major medical premiums.

•

For the three months ended March 31, 2013, our Agencies generated revenues of $4.3 million compared to $3.2 million for the three months ended March 31, 2012 due to higher revenues generated at HIO, Risk Solutions and Specialty Benefits.

•

Underwriting experience as indicated by GAAP Combined Ratios, on our three lines of business for the three months ended March 31, 2013 and 2012, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended
	March 31,
	2013	2012

Premiums Earned	$13,874	$11,051
Insurance Benefits Claims and Reserves	10,678	6,642
Profit Commission Expense (Recovery)	368	250
Expenses	3,421	3,007

Loss Ratio(A)	77.0%	60.1%
Profit Commission Expense Ratio (B)	2.7%	2.3%
Expense Ratio (C)	24.6%	27.2%
Combined Ratio (D)	104.3%	89.6%

▪ Fully Insured Health	Three Months Ended
	March 31,
	2013	2012

Premiums Earned	$14,957	$6,644
Insurance Benefits Claims and Reserves	9,879	4,594
Profit Commission Expense (Recovery)	290	(3)
Expenses	3,608	1,467

Loss Ratio(A)	66.0%	69.1%
Profit Commission Expense Ratio (B)	1.9%	0.0%
Expense Ratio (C)	24.2%	22.1%
Combined Ratio (D)	92.1%	91.2%

▪ Group Disability	Three Months Ended
	March 31,
	2013	2012

Premiums Earned	$1,165	$762
Insurance Benefits Claims and Reserves	676	455
Expenses	228	247

Loss Ratio(A)	58.0%	59.7%
Expense Ratio (C)	19.6%	32.4%
Combined Ratio (D)	77.6%	92.1%

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

•

The Company recorded an increase in the loss ratio in the medical stop-loss line of business for the three months ended March 31, 2013.  This is due to unfavorable reserve development related to business written with a certain producer which resulted in a $1.3 million increase in claim reserves on this program.  We have ceased writing new business with this producer.

•

The Company recorded a decrease in the loss ratio in the fully insured health line of business for the three months ended March 31, 2013 primarily due to favorable performance on pet insurance business, international health business and individual health business.

•

The Company experienced a lower combined ratio for group disability for the three months ended March 31, 2013 as a result of the addition of profitable LTD business in 2012.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2012.  Management has identified the accounting policies related to Insurance Reserves, Premium and Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2012.  During the three months ended March 31, 2013, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2012 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2013, Compared to the Three Months Ended March 31, 2012.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2013	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$13,874	-	297	10,678	3,789	-	$(296)
Fully Insured Health	14,957	-	140	9,879	3,898	-	1,320
Group Disability	1,165	-	15	676	228	-	276
Total Independence
American	29,996	-	452	21,233	7,915	-	1,300
Risk Solutions
And Agencies	-	4,320	28	-	4,338	228	(218)
Corporate	-	-	24	-	351	-	(327)
Subtotal	$29,996	4,320	504	21,233	12,604	228	755

Net realized investment gains							540
Income before income taxes							1,295
Income taxes							(372)
Net income							923
Less: Net income attributable to the non-controlling interest							(232)
Net income attributable to American Independence Corp.							$691

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$11,051	-	313	6,642	3,257	-	$1,465
Fully Insured Health	6,644	-	110	4,594	1,464	-	696
Group Disability	762	-	15	455	247	-	75
Total Independence
American	18,458	-	438	11,691	4,968	-	2,236
Risk Solutions
and Agencies	-	3,155	42	-	3,239	45	(87)
Corporate	-	-	16	-	386	-	(370)
Subtotal	$18,457	3,155	496	11,691	8,593	45	1,779

Net realized investment gains							126
Income before income taxes							1,905
Income taxes							(608)
Net income							1,297
Less: Net income attributable to the non-controlling interest							(178)
Net income attributable to American Independence Corp.							$1,119

Premiums Earned.  Premiums earned increased 63%, or $11,539,000 from 2012 to 2013.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $2,823,000.  This is due to an increase of $1,871,000 in medical stop-loss premiums assumed by Independence American, and an increase of $952,000 in medical stop-loss premiums written by Independence American.  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, pet insurance, international medical, and individual health increased $8,313,000.  The increase is primarily due an increase of $3,321,000 in pet premiums, an increase of $3,046,000 in group major medical premiums assumed by Independence American, and an increase of $991,000 in international medical premiums assumed by Independence American.  Premiums relating to group disability increased $404,000 primarily due to higher DBL premiums assumed by Independence American.  For the three months ended March 31, 2013, Independence American assumed 10% of IHC’s short-term medical business, approximately 8% of certain of IHC’s group major medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, and approximately 25% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income increased $1,119,000 from 2012 to 2013.  Risk Solutions fee income-administration increased $512,000 to $1,783,000 for 2013, compared to $1,271,000 for 2012.  Risk Solutions fee income-profit commission increased $75,000 to $133,000 for 2013, compared to $58,000 for 2012.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2013 are based on business written during portions of 2010, 2011 and 2012.  In 2013, agency income consisted of commission income and other fees of $938,000 from IPA and revenue of $1,040,000 and $353,000 from HIO and our new company Specialty Benefits, respectively.  In 2012, agency income consisted of commission income and other fees of $1,147,000 from IPA and revenue of $652,000 from HIO.

Net Investment Income.  Net investment income increased $8,000 from 2012 to 2013.  The consolidated investment yields were 3.0% and 3.1% for the three months ended March 31, 2013 and 2012, respectively.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $540,000 for the three months ended March 31, 2013, compared to a gain of $126,000 for the three months ended March 31, 2012.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $46,000 from 2012 to 2013 due to income from our new equity investment in GAF for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 82%, or $9,542,000 from 2012 to 2013.  The increase is primarily due to an increase in assumed group major medical of $2,577,000 due to higher premiums assumed and a higher loss ratio, an increase in direct medical stop-loss of $2,118,000 due to an increase in premiums written and a higher loss ratio, an increase in direct pet insurance of $2,102,000 due to a higher premiums written, an increase in assumed medical stop-loss of $1,918,000 due to an increase in premiums assumed and a higher loss ratio, and an increase in assumed international medical of $459,000 due to higher premiums assumed.

Selling, General and Administrative.  Selling, general and administrative expenses increased $4,011,000 from 2012 to 2013.  This increase is primarily due to higher commission expense of $2,067,000 at Independence American due to higher assumed fully insured premiums, higher pet premiums, and higher assumed stop-loss premiums, higher expenses of $631,000 due to the formation of Specialty Benefits in May 2012, higher expenses at Risk Solutions of $561,000 primarily due to higher salary expense related to an increase in sales, higher travel expense and higher amortization expense, higher profit commission expense of $411,000 at Independence American due to payments made for assumed group major medical, direct medical stop loss, and direct group major medical business, higher administration expense of $350,000 at Independence American due to higher fees in direct fully insured due to higher premiums written, and higher expenses at HIO of $245,000 due to higher referral fees, offset by lower expenses at IPA of $337,000 primarily due to lower agent expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $183,000 from 2012 to 2013, primarily due to the amortization of intangible assets acquired in the 4th quarter of 2012.

Income Taxes.  The provision for income taxes decreased $236,000 to $372,000, an effective rate of 35.0%, for the three months ended March 31, 2013, compared to $608,000, an effective rate of 35.2%, for the three months ended March 31, 2012.  Net income for the three months ended March 31, 2013 and 2012 includes a non-cash provision for federal income taxes of $353,000 and $558,000, respectively.  The state tax effective rate decreased to 0.6% for the three months ended March 31, 2013, compared to 1.4% for the three months ended March 31, 2012.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $54,000 from 2012 to 2013.  The net income for the three months ended March 31, 2013 and 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased to $691,000, or $.09 per share, diluted, for the three months ended March 31, 2013, compared to $1,119,000, or $.14 per share, diluted, for the three months ended March 31, 2012.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the three months ended March 31, 2013, Independence American and our Agencies paid $245,000 in dividends to Corporate.

Cash Flows

As of March 31, 2013, the Company had $74,276,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $71,741,000 as of December 31, 2012.

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2013 was $6,096,000, net cash used by investing activities of continuing operations for the three months ended March 31, 2013 was $4,037,000, and net cash used by financing activities of continuing operations for the three months ended March 31, 2013 was $1,780,000.

At March 31, 2013 and December 31, 2012, the Company had $15,039,000 and $13,321,000 of restricted cash at Risk Solutions.  These amounts are directly offset by corresponding liabilities for Premium and Claim Funds Payable.  The amount increased $1,718,000 due to an increase in medical stop-loss business written by Risk Solutions.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At March 31, 2013, the Company had $30,051,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $2,256,000 to $69,421,000 during the three months ended March 31, 2013 from $67,165,000 at December 31, 2012, primarily due to higher net purchases of fixed maturity securities, and a higher net amount due from brokers, offset by the sales of securities purchased under agreements to resell, and net sales of preferred stock.

The Company had receivables from reinsurers of $6,367,000 at March 31, 2013.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at March 31, 2013.

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	March 31,	December 31,
	2013	2012

Medical Stop-Loss	$18,699	$16,363
Fully Insured Health	10,408	7,822
Group Disability	944	808

	$30,051	$24,993

The increase in total insurance reserves of $5,058,000 relates to the increase in medical stop-loss premiums written Risk Solutions and the increase in retention for fully insured health business.

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

The $967,000 decrease in AMIC’s stockholders' equity in the first three months of 2013 is primarily due the repurchase of common stock of $1,198,000 and a decrease in net unrealized gains on investments to net income of $468,000, offset by net income of $691,000.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized gains on available-for-sale securities totaled $1,710,000 at March 31, 2013.  Approximately 99.3% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At March 31, 2013, approximately 0.7% (or $390,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at March 31, 2013.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the three months ended March 31, 2013 and 2012, the Company recorded no realized losses for other-than-temporary impairments.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2013 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$160	$160

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2013.  In 2013, the Company experienced a decrease in net unrealized gains of $468,000 which decreased stockholders' equity by $468,000 (reflecting net unrealized gains of $1,361,000 at March 31, 2013 compared to net unrealized gains of $1,829,000 at December 31, 2012).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

Since its acquisition by AMIC in 2002, the majority of Independence American’s revenue has been from reinsurance premiums, although Independence American continues to increase the premiums written on its paper.  During 2012, Independence American wrote group major medical, medical stop-loss, pet insurance, major medical plans for individuals and families, hospital indemnity, a small amount of short-term medical limited medical and dental.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its products.  The majority of major medical plans for individuals and families business is written through IPA.

•

We experienced meaningful growth in reinsured medical stop-loss premiums in 2012 as a result of growth in business written by IHC, and this trend continued in the first quarter of 2013.  This increase is attributable to a growing market for medical stop-loss as smaller employers identify the advantages of self-funding, the expansion of IHC as a direct writer, and the emergence of IHC’s captive solution program.

•

Our pet insurance premiums experienced significant growth in 2012 as Independence American’s product was approved in many states, and this trend continued in the first quarter of 2013.

•

We continue to focus on direct-to-consumer distribution initiatives through IHC Specialty Benefits as we believe this will be a growing means for selling health insurance and ancillary products in the coming years.

•

Our individual major medical premiums will decline somewhat in 2013 and the decrease may accelerate as we stop writing new business in certain states.

•

Our small group major medical reinsured premiums are expected to increase in 2013 due to a new program; offset by the expectation that employers may choose to drop group health coverage or self-fund.

•

We intend to increase our sales of (and reinsurance from IHC’s sales of) short-term and limited medical and ancillary health products, such as dental, hospital indemnity and critical illness to offset the reduction in major medical premiums.  We will also increase our DBL reinsurance premiums due to higher sales at IHC.

•

We have begun selling non-subscriber occupational accident insurance in Texas, and health insurance for groups seeking coverage for expatriate employees.

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

Percentage of Business Ceded

In 2013 and beyond, the percentage of medical stop-loss ceded to Independence American will depend on how much IHC determines it has available to reinsure and Independence American’s desire to reinsure IHC’s business.  Since the percentage being ceded is now well in excess of the contractual minimum, there is no guarantee that IHC will continue to increase the percentage of business ceded to Independence American or, in fact, cede in excess of 15%.  However, Risk Solutions is a significant producer of medical stop-loss business for IHC.

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

Amount of Premiums Written

The gross medical stop-loss premiums written by IHC increased in the first quarter of 2013 by approximately 30% and premiums earned by AMIC increased 72% in the first quarter of 2013 as a result of an increase in premiums produced by Risk Solutions.  Risk Solutions anticipates increasing its production of medical stop-loss business for the balance of 2013.  IHC has reported that it expects its fully insured and DBL premiums to increase in 2013.  Therefore, Independence American anticipates reinsuring a higher amount of medical-stop loss and DBL premium ceded by IHC in 2013.

Profitability

We had a significant increase in the profitability and growth of our stop-loss business in 2012, our largest core business, which we attribute to the more efficient and controlled model of writing the majority of our medical stop-loss on a direct basis.  At present, all indicators point to a continuation of this growth and higher level of profitability for business produced by Risk Solutions.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities.  Options and other derivatives may be utilized to modify the duration and average life of such assets.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2013 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2012 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the third quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in response to Item 1A. to Part 1 of Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of March 31, 2013, 500,000 shares were still authorized to be repurchased under the program.  Share repurchases during the quarter ended March 31, 2013 are summarized as follows.

2013
Maximum Number
		Average Price	Of Shares Which
Month of	Shares	of Repurchased	Can be
Repurchase	Repurchased	Shares	Repurchased

January	199,784	$6.00	500,000

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	May 9, 2013

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	May 9, 2013