Form 10-Q
period 2013-06-30
AMERICAN INDEPENDENCE CORP
filed 2013-08-08
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2013
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [ X ]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2013
Common stock, $0.01 par value	8,072,548 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2013	December 31,
ASSETS:	(Unaudited)	2012
Investments:
Securities purchased under agreements to resell	$5,288	$5,234
Trading securities	1,066	1,056
Fixed maturities available-for-sale, at fair value	67,129	58,329
Equity securities available-for-sale, at fair value	997	2,507

Total investments	74,480	67,126

Cash and cash equivalents	1,152	4,576
Restricted cash ($8,239 and $8,711, respectively, restricted by related parties)	10,554	13,321
Accrued investment income	601	755
Premiums receivable ($12,199 and $5,369, respectively, due from related parties)	17,267	10,387
Net deferred tax asset	11,891	13,024
Due from reinsurers ($3,476 and $3,016, respectively, due from related parties)	6,672	6,307
Goodwill	23,561	23,561
Intangible assets	2,752	3,379
Accrued fee income ($956 and $777, respectively, due from related parties)	2,459	3,122
Due from securities brokers	112	61
Other assets	12,888	13,364

TOTAL ASSETS	$164,389	$158,983

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($16,241 and $12,378, respectively, due to related parties)	$34,218	$24,993
Premium and claim funds payable ($8,239 and $8,711, respectively,
due to related parties)	10,554	13,321
Commission payable ($3,970 and $2,868, respectively, due to related parties)	5,837	4,329
Accounts payable, accruals and other liabilities ($1,308 and $1,317, respectively,
due to related parties)	9,602	10,118
State income taxes payable	555	545
Due to securities brokers	171	22
Due to reinsurers ($546 and $432, respectively, due to related parties)	1,019	1,431

Total liabilities	61,956	54,759

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares
issued, respectively; 8,072,548 and 8,272,332 shares outstanding, respectively	92	92
Additional paid-in capital	479,456	479,451
Accumulated other comprehensive income (loss)	(1,030)	1,829
Treasury stock, at cost, 1,109,245 shares and 909,461 shares, respectively	(10,305)	(9,107)
Accumulated deficit	(365,915)	(368,113)
Total American Independence Corp. stockholders’ equity	102,298	104,152
Non-controlling interest in subsidiaries	135	72
Total equity	102,433	104,224
TOTAL LIABILITIES AND EQUITY	$164,389	$158,983

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
REVENUES:
Premiums earned ($16,969, $9,151, $33,210 and
$18,155, respectively, from related parties)	$31,618	$19,334	$61,614	$37,791
Fee and agency income ($3,467, $1,686, $4,628
and $2,885, respectively, from related parties)	4,688	3,739	8,935	6,867
Net investment income	501	500	1,005	996
Net realized investment gains	387	44	927	170
Total other-than-temporary impairment losses	-	(359)	-	(359)
Portion of losses recognized in other comprehensive income (loss)	-	170	-	170
Net impairment losses recognized in earnings	-	(189)	-	(189)
Other income	179	47	252	74
	37,373	23,475	72,733	45,709

EXPENSES
Insurance benefits, claims and reserves ($9,147, $5,898,
$17,358 and $11,487, respectively, from related parties)	20,194	14,266	41,427	25,957
Selling, general and administrative expenses ($7,414, $2,809,
$9,501 and $5,929, respectively, from related parties)	14,397	8,417	27,001	17,010
Amortization and depreciation	256	45	484	90
	34,847	22,728	68,912	43,057

Income before income tax	2,526	747	3,821	2,652
Provision for income taxes	821	196	1,193	804

Net income	1,705	551	2,628	1,848
Less: Net income attributable to the non-controlling interest	(201)	(242)	(433)	(420)

Net income attributable to American Independence Corp.	$1,504	$309	$2,195	$1,428

Basic income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.19	$.04	$.27	$.17

Weighted-average shares outstanding	8,073	8,272	8,079	8,272

Diluted income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.19	$.04	$.27	$.17

Weighted-average diluted shares outstanding	8,076	8,272	8,079	8,272

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

 (In thousands)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Net Income	$1,705	$551	$2,628	$1,848
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(2,030)	674	(2,004)	589
Less: reclassification adjustment for gains included in net income	(361)	(86)	(855)	(155)
Other comprehensive income (loss)	(2,391)	588	(2,859)	434
Comprehensive income (loss)	(686)	1,139	(231)	2,282
Less: comprehensive income attributable to non-controlling interests	(201)	(242)	(433)	(420)
Comprehensive income (loss) attributable to American Independence Corp.	$(887)	$897	$(664)	$1,862

_______________________________________________________________________________________________

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

Six Months Ended June 30, 2013

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2012	$92	$479,451	$1,829	$(9,107)	$(368,113)	$104,152	$72	$104,224

Net income					2,195	2,195	433	2,628
Other comprehensive income (loss)			(2,859)			(2,859)		(2,859)
Dividends paid to non-controlling interest							(367)	(367)
Repurchase of common stock				(1,198)		(1,198)		(1,198)
Share-based compensation expense		17				17		17
Other		(12)			3	(9)	(3)	(12)

BALANCE AT JUNE 30, 2013	$92	$479,456	$(1,030)	$(10,305)	$(365,915)	$102,298	$135	$102,433

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,628	$1,848
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(927)	(170)
Other-than-temporary impairment losses	-	189
Amortization and depreciation	484	90
Equity income	(242)	(29)
Deferred tax expense	1,148	769
Non-cash stock compensation expense	17	16
Amortization of bond premiums and discounts	346	-
Change in operating assets and liabilities:
Change in trading securities	62	(82)
Change in insurance reserves	9,225	760
Change in net amounts due from and to reinsurers	(777)	219
Change in accrued fee income	663	(1,015)
Change in claims fund	(90)	(1,302)
Change in commissions payable	1,508	757
Change in premiums receivable	(6,880)	(876)
Change in income taxes	3	31
Distribution from interest in partnerships	-	86
Change in other assets and other liabilities	2,736	1,219

Net cash provided by operating activities	9,904	2,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	98	229
Net sales of securities under resale and repurchase agreements	(54)	(2,448)
Sales of and principal repayments on fixed maturities	23,946	15,071
Maturities and other repayments of fixed maturities	2,436	1,512
Purchases of fixed maturities	(37,522)	(16,630)
Sales of equity securities	1,501	-
Cash paid in acquisitions, net of cash acquired	(1,250)	-
Change in loans receivable	(438)	-
Purchases of fixed assets	(138)	-

Net cash used by investing activities	(11,421)	(2,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent liability on acquisition	(342)	-
Repurchases of common stock	(1,198)	-
Dividends paid to non-controlling interests	(367)	-

Net cash used by financing activities	(1,907)	-

Increase (decrease) in cash and cash equivalents	(3,424)	244
Cash and cash equivalents, beginning of period	4,576	1,748
Cash and cash equivalents, end of period	$1,152	$1,992

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$33	$4

See the accompanying Notes to Condensed Consolidated Financial Statements.

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

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 80.6% of AMIC's stock as of June 30, 2013.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into long-term reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical, long-term disability (“LTD”) and group major medical.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The Condensed Consolidated Statements of Income for the six months ended June 30, 2013 is not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”), issued guidance for the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The Company’s presentation of unrecognized tax benefits is consistent with this guidance and therefore the adoption of such guidance will not have an effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued guidance that permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013 and is not expected to have an impact on the Company’s consolidated financial statements.

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

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  Included in the diluted earnings per share calculation for three months and six months ended June 30, 2013 are approximately 3,000 and 300 shares, respectively, from the assumed exercise of options using the treasury stock method.  For the three months and six months ended June 30, 2012, shares from the assumed dilution due to the exercise of common stock options using the treasury stock method were deemed anti-dilutive.  Net income does not change as a result of the assumed dilution of options.

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

Fee and Agency income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Agency income	$2,469	$2,148	$4,800	$3,947
Fee income–administration	1,882	1,190	3,665	2,461
Fee income– profit commissions	337	401	470	459

	$4,688	$3,739	$8,935	$6,867

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	JUNE 30, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$32,148	$269	$(1,050)	$31,367
Foreign securities	2,684	22	(115)	2,591
Collateralized mortgage obligations (CMO) – residential	496	5	-	501
CMO – commercial	390	-	(162)	228
States, municipalities and political subdivisions	22,182	198	(406)	21,974
U.S. Government	9,435	164	(66)	9,533
Government sponsored enterprise (GSE)	459	5	(10)	454
Agency mortgage backed pass through securities (MBS)	119	-	(1)	118
Redeemable preferred stocks	274	89	-	363
Total fixed maturities	$68,187	$752	$(1,810)	$67,129

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	969	28	-	997
Total available-for-sale equity securities	$969	$28	$-	$997

	DECEMBER 31, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$33,015	$883	$(112)	$33,786
CMO - residential	842	222	-	1,064
CMO – commercial	390	-	(162)	228
States, municipalities and political subdivisions	9,630	398	(21)	10,007
U.S. Government	6,217	216	-	6,433
GSE	6,042	250	-	6,292
MBS	151	12	-	163
Redeemable preferred stocks	273	83	-	356
Total fixed maturities	$56,560	$2,064	$(295)	$58,329

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Nonredeemable preferred stocks	2,447	60	-	2,507
Total available-for-sale equity securities	$2,447	$60	$-	$2,507

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government, or its various insurance and lease programs which carry the full faith and credit obligation of the US Government.

The amortized cost and fair value of fixed maturities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE
	(In thousands)

Due in one year or less	$845	$866
Due after one year through five years	17,671	17,935
Due after five years through ten years	22,266	21,470
Due after ten years	25,941	25,557
CMOs and MBSs	1,464	1,301

	$68,187	$67,129

The following tables summarize, for all securities in an unrealized loss position at June 30, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$22,585	$1,050	$-	$-	$22,585	$1,050
Foreign securities	1,345	115	-	-	1,345	115
CMO – commercial	-	-	228	162	228	162
U.S. Government	3,161	66	-	-	3,161	66
MBS	118	1	-	-	118	1
GSE	378	10	-	-	378	10
States, municipalities and political subdivisions	18,800	406	-	-	18,800	406
Total fixed maturities	$46,387	$1,648	$228	$162	$46,615	$1,810

Number of securities in an unrealized loss position	36		1		37

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$12,378	$112	$-	$-	$12,378	$112
CMO – commercial	-	-	228	162	228	162
States, municipalities and political subdivisions	3,760	21	-	-	3,760	21
Total fixed maturities	$16,138	$133	$228	$162	$16,366	$295

Number of securities in an unrealized loss position	14		1		15

Substantially all of the unrealized losses on fixed maturities at June 30, 2013 and December 31, 2012 were attributable to changes in market interest rates subsequent to purchase.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Other-Than-Temporary Impairment Evaluations

For other-than-temporary impairment losses, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss).  For the six months ended June 30, 2013 and 2012, there were no other-than-temporary impairments recognized in earnings.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) were $288,000 as of June 30, 2013 and December 31, 2012.

5.

Net Realized Investment Gains

Net realized investment gains for the three months and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Available-for-sale securities:
Fixed maturities	$361	$86	$832	$155
Common stock	-	-	-	-
Preferred stock	-	-	23	-
Total available-for-sale securities	361	86	855	155

Trading securities	53	(20)	59	14

Unrealized gain (loss) on trading securities:
Available-for-sale securities transferred
to trading category on January 1, 2012	-	-	-	20
Change in unrealized gain on trading securities	(27)	(22)	13	(19)
Total unrealized gain (loss) on trading securities	(27)	(22)	13	1

Net realized investment gains	$387	$44	$927	$170

For the three months and six months ended June 30, 2013, the Company recorded realized gross gains of $409,000 and $928,000, respectively, and gross losses of $48,000 and $73,000, respectively, on available-for-sale securities.  For the three months and six month ended June 30, 2012, the Company recorded realized gross gains of $180,000 and $299,000, respectively, and gross losses of $94,000 and $144,000, respectively, on available-for-sale securities.

On January 1, 2012, the Company transferred equity securities previously classified as available-for-sale into the trading category and, as a result, recognized $42,000 of gross gains and $22,000 of gross losses in net realized investment gains on the accompanying Condensed Consolidated Statements of Income.  These gains and losses were previously included in accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheet at December 31, 2011.

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

The following tables present our financial assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$31,367	$-	$31,367
Foreign securities	-	2,591	-	2,591
CMO - residential	-	501	-	501
CMO – commercial	-	-	228	228
States, municipalities and political
subdivisions	-	21,974	-	21,974
U.S. Government	-	9,533	-	9,533
GSE	-	454	-	454
MBS - residential	-	118	-	118
Redeemable preferred stocks	363	-	-	363
Total fixed maturities	363	66,538	228	67,129

Equity securities available-for-sale:
Nonredeemable preferred stocks	997	-	-	997
Total equity securities	997	-	-	997

Trading securities:
Common Stock	1,066	-	-	1,066
Total trading securities	1,066	-	-	1,066

Total financial assets	$2,426	$66,538	$228	$69,192

	December 31, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$33,786	$-	$33,786
CMO - residential	-	656	408	1,064
CMO – commercial	-	-	228	228
States, municipalities and political
subdivisions	-	10,007	-	10,007
U.S. Government	-	6,433	-	6,433
GSE	-	6,292	-	6,292
MBS	-	163	-	163
Redeemable preferred stocks	356	-	-	356
Total fixed maturities	356	57,337	636	58,329

Equity securities available-for-sale:
Nonredeemable preferred stocks	2,507	-	-	2,507
Total equity securities	2,507	-	-	2,507

Trading securities:
Common stock	1,056	-	-	1,056
Total trading securities	1,056	-	-	1,056

Total financial assets	$3,919	$57,337	$636	$61,892

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the six months ending June 30, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category during the six months ended June 30, 2013 or 2012.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during the six months ended June 30, 2013 or 2012.  The changes in the carrying value of Level 3 assets and liabilities for the three months and six months ended June 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended June 30, 2013
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$-	$230	$230

Net unrealized loss included in accumulated other comprehensive income (loss)	-	(2)	(2)

Balance, end of period	$-	$228	$228

	Three Months Ended June 30, 2012
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$397	$213	$610

Repayments of fixed maturities	(18)	-	(18)
Other-than-temporary impairment losses	-	(189)	(189)
Net unrealized gain included in accumulated other comprehensive income (loss)	12	196	208

Balance, end of period	$391	$220	$611

	Six Months Ended June 30, 2013
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$408	$228	$636

Sales of securities	(415)	-	(415)
Repayments of fixed maturities	(9)	-	(9)
Net realized investment gains	225	-	225
Net unrealized loss included in accumulated other comprehensive income (loss)	(209)	-	(209)

Balance, end of period	$-	$228	$228

	Six Months Ended June 30, 2012
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$864	$215	$1,079

Sales of securities	(432)	-	(432)
Repayments of fixed maturities	(57)	-	(57)
Net realized investment losses	(41)	-	(41)
Other-than-temporary impairment losses	-	(189)	(189)
Net unrealized gain included in accumulated other comprehensive income (loss)	57	194	251

Balance, end of period	$391	$220	$611

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the three months and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Balance, beginning of period	$2,988	$872	$3,379	$906
Adjustment for contingent payment	-	-	(183)	-
Amortization expense	(236)	(30)	(444)	(64)

Balance, end of period	$2,752	$842	$2,752	$842

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

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $210,000 and $282,000 for the three months ended June 30, 2013 and 2012, respectively, and $439,000 and $589,000 for the six months ended June 30, 2013 and 2012, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Income.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

Independence American assumes premiums from IHC subsidiaries, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health and medical stop-loss business written and assumed by Independence American.  Additionally, Risk Solutions markets, underwrites and provides administrative services, and also provides medical management and claims adjudication, for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC.  Risk Solutions records related income, assets and liabilities in connection with that business.  Such related-party information is disclosed on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.  The cost of this coverage is split proportionally between the Company and IHC according to the type of risk and the Company’s portion is recorded in Selling, General and Administrative Expenses.

9.

Share-Based Compensation

Total share-based compensation expense was $9,000 and $8,000 for the three months ended June 30, 2013 and 2012, respectively, and $17,000 and $16,000 for the six months ended June 30, 2013 and 2012, respectively.  Related tax benefits of $3,000 and $3,000 were recognized for the three months ended June 30, 2013 and 2012, respectively, and $6,000 and $6,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2013:

	Outstanding	Exercisable

Number of options	222,285	202,284
Weighted average exercise price per share	$11.46	$11.95
Aggregate intrinsic value of options	$62,000	$53,000
Weighted average contractual term remaining	3.28 years	2.68 years

The Company’s stock option activity for the six months ended June 30, 2013 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2012	227,285	$11.40

Expired	(18,334)	7.50
Granted	13,334	7.01

Balance, June 30, 2013	222,285	$11.46

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the six months ended June 30, 2013 was $4.04 per share.  No options were granted in 2012.  The assumptions set forth in the table below were used to value the stock options granted during the six months ended June 30, 2013:

June 30,
2013

Weighted-average risk-free interest rate	2.30%
Annual dividend rate per share	$-
Weighted-average volatility factor of the Company's common stock	45.00
Weighted-average expected term of options	5 years

Compensation expense of $9,000 and $8,000 was recognized for the three months ended June 30, 2013 and 2012, respectively, and $17,000 and $16,000 for the six months ended June 30, 2013 and 2012, respectively, for the portion of the fair value of stock options vesting during that period.

As of June 30, 2013, there was approximately $84,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

10.

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) include (i) net income or loss reported in the Condensed Consolidated Statements of Income, (ii) certain amounts reported directly in stockholders’ equity, principally the net unrealized gains and losses on investment securities available for sale including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired, and (iii) the non-credit related component of other-than-temporary impairments of fixed maturities and equity securities.

Included in accumulated other comprehensive income (loss) at June 30, 2013 and December 31, 2012 are adjustments of $269,000 related to the non-credit related component of other-than-temporary impairment losses recorded.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Income was computed based on the Company's actual results which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At June 30, 2013, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $269,415,000 for federal income tax purposes expiring in varying amounts through the year 2031 with a significant portion expiring in 2021.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending June 30, 2013 and December 31, 2012 are $11,891,000 and $13,024,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Internal Revenue Service ("IRS") has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at June 30, 2013.

12.

Repurchase of Common Stock

In accordance with the Company’s Share Repurchase Program, the Company repurchased 199,784 shares of its common stock at a cost of $1,198,000 during January 2013.  As of June 30, 2013, 500,000 shares were still authorized to be repurchased under the program.

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned business development and program management company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our full service direct writer of medical-stop insurance for self-insured employer groups IHC Risk Solutions, LLC (“Risk Solutions”), our 40% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for a managing general underwriting agency for non-subscriber occupational accident business, our 23% investment in Majestic Underwriters LLC ("Majestic"), and our two insurance and marketing agencies, IPA Family, LLC (“IPA”) and HealthInsurance.org (“HIO”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 80.6% of AMIC's stock as of June 30, 2013.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  As of June 30, 2013, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health, short-term statutory disability benefit product in New York State ("DBL") and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American writes group major medical, medical stop-loss, major medical plans for individuals and families, short-term medical, dental, and began writing pet insurance in 2012.  Given its broad licensing, A- (Excellent) rating from A.M. Best, and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its international health, occupational accident, and pet insurance products.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of June 30, 2013 was $56,226,000.

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

The following is a summary of key performance information and events:

The results of operations for the three months and six months ended June 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$37,373	$23,475	$72,733	$45,709
Expenses	34,847	22,728	68,912	43,057
Income before income tax	2,526	747	3,821	2,652
Provision for income taxes	821	196	1,193	804
Net income	1,705	551	2,628	1,848
Less: Net income attributable to the non-controlling interest	(201)	(242)	(433)	(420)
Net income attributable to American Independence Corp.	$1,504	$309	$2,195	$1,428

•

The book value of the Company increased to $12.67 per share at June 30, 2013 compared to $12.59 per share at December 31, 2012.

•

The Company repurchased 199,784 shares of its common stock at a cost of $1,198,000 during the six months ended June 30, 2013.

•

Net income per share increased to $.19 per share, diluted, or $1.5 million, for the three months ended June 30, 2013, compared to $.04 per share, diluted, or $0.3 million for the three months ended June 30, 2012.  Net income per share increased to $.27 per share, diluted, or $2.2 million, for the six months ended June 30, 2013, compared to $.17 per share, diluted, or $1.4 million for the three months ended June 30, 2012.

•

At June 30, 2013, 99.4% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.2% and 3.1% for the six months ended June 30, 2013 and 2012, respectively.

•

Premiums earned increased 63% to $61.6 million for the six months ended June 30, 2013 compared to $37.8 million for the six months ended June 30, 2012, primarily due to higher pet premiums, higher direct and assumed medical stop-loss premiums, higher assumed international premiums, higher group disability premiums, and higher assumed group major medical premiums.

•

For the six months ended June 30, 2013, our Agencies generated revenues of $9.2 million compared to $6.9 million for the six months ended June 30, 2012 due to higher revenues generated at HIO, Risk Solutions and Specialty Benefits.

•

Underwriting experience as indicated by GAAP Combined Ratios, on our three lines of business for the three months and six months ended June 30, 2013 and 2012, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Premiums Earned	$14,228	$11,620	$28,102	$22,671
Insurance Benefits Claims and Reserves	8,219	9,191	18,897	15,833
Profit Commission Expense (Recovery)	1,273	(647)	1,641	(397)
Expenses	3,597	3,173	7,018	6,180

Loss Ratio(A)	57.8%	79.1%	67.2%	69.8%
Profit Commission Expense Ratio (B)	8.9%	-5.6%	5.8%	-1.8%
Expense Ratio (C)	25.3%	27.3%	25.0%	27.3%
Combined Ratio (D)	92.0%	100.8%	98.0%	95.3%

▪ Fully Insured Health	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Premiums Earned	$15,935	$6,952	$30,892	$13,596
Insurance Benefits Claims and Reserves	11,035	4,608	20,914	9,202
Profit Commission Expense (Recovery)	17	125	307	122
Expenses	4,148	1,512	7,756	2,979

Loss Ratio(A)	69.3%	66.3%	67.7%	67.7%
Profit Commission Expense Ratio (B)	0.1%	1.8%	1.0%	0.9%
Expense Ratio (C)	26.0%	21.7%	25.1%	21.9%
Combined Ratio (D)	95.4%	89.8%	93.8%	90.5%

▪ Group Disability	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Premiums Earned	$1,455	$762	$2,620	$1,524
Insurance Benefits Claims and Reserves	940	467	1,616	922
Expenses	511	263	739	510

Loss Ratio(A)	64.6%	61.3%	61.7%	60.5%
Expense Ratio (C)	35.1%	34.5%	28.2%	33.5%
Combined Ratio (D)	99.7%	95.8%	89.9%	94.0%

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

•

The Company recorded a decrease in the loss ratio in the medical stop-loss line of business for the three months and six months ended June 30, 2013.  This is due to better claims experience on direct business.

•

The Company recorded an increase in the loss ratio in the fully insured health line of business for the three months ended June 30, 2013 primarily due to an increase in the claims experience on major medical business for small groups and individuals.

•

The Company experienced a higher loss ratio for group disability for the three months and six months ended June 30, 2013 as a result of unfavorable claims experience.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2012.  Management has identified the accounting policies related to Insurance Reserves, Premium and Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2012.  During the three months ended June 30, 2013, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2012 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2013, Compared to the Three Months Ended June 30, 2012.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2013	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$14,228	-	279	8,219	4,870	-	$1,418
Fully Insured Health	15,935	-	172	11,035	4,165	-	907
Group Disability	1,455	-	16	940	511	-	20
Total Independence
American	31,618	-	467	20,194	9,546	-	2,345
Risk Solutions
And Agencies	-	4,867	31	-	4,523	256	119
Corporate	-	-	3	-	328	-	(325)
Subtotal	$31,618	4,867	501	20,194	14,397	256	2,139

Net realized investment gains							387
Income before income taxes							2,526
Income taxes							(821)
Net income							1,705
Less: Net income attributable to the non-controlling interest							(201)
Net income attributable to American Independence Corp.							$1,504

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$11,620	-	337	9,191	2,526	-	$240
Fully Insured Health	6,952	-	94	4,608	1,637	-	801
Group Disability	762	-	14	467	263	-	46
Total Independence
American	19,334	-	445	14,266	4,426	-	1,087
Risk Solutions
and Agencies	-	3,786	42	-	3,580	45	203
Corporate	-	-	13	-	411	-	(398)
Subtotal	$19,334	3,786	500	14,266	8,417	45	892

Net realized investment gains							44
Other-than-temporary impairment losses							(189)
Income before income taxes							747
Income taxes							(196)
Net income							551
Less: Net income attributable to the non-controlling interest							(242)
Net income attributable to American Independence Corp.							$309

Premiums Earned.  Premiums earned increased 64%, or $12,284,000 from 2012 to 2013.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $2,608,000.  This is due to an increase of $2,733,000 in medical stop-loss premiums assumed by Independence American.  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, pet insurance, international medical, and individual health increased $8,983,000.  The increase is primarily due an increase of $4,483,000 in pet premiums, an increase of $2,762,000 in group major medical premiums assumed by Independence American, and an increase of $1,250,000 in international medical premiums assumed by Independence American.  Premiums relating to group disability increased $693,000 due to higher DBL and LTD premiums assumed by Independence American.  For the three months ended June 30, 2013, Independence American assumed 10% of IHC’s short-term medical business, approximately 8% of certain of IHC’s group major medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, and approximately 26% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income increased $949,000 from 2012 to 2013.  Risk Solutions fee income-administration increased $692,000 to $1,882,000 for 2013, compared to $1,190,000 for 2012.  Risk Solutions fee income-profit commission decreased $64,000 to $337,000 for 2013, compared to $401,000 for 2012.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2013 are based on business written during portions of 2010, 2011 and 2012.  In 2013, agency income consisted of commission income and other fees of $993,000 from IPA and revenue of $1,062,000 and $414,000 from HIO and Specialty Benefits, respectively.  In 2012, agency income consisted of commission income and other fees of $1,113,000 from IPA and revenue of $809,000 and $226,000 from HIO and Specialty Benefits, respectively.

Net Investment Income.  Net investment income increased $1,000 from 2012 to 2013.  The consolidated investment yields were 3.4% and 3.1% for the three months ended June 30, 2013 and 2012, respectively.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $387,000 for the three months ended June 30, 2013, compared to a gain of $44,000 for the three months ended June 30, 2012.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the three months ended June 30, 2013 and 2012, the Company recorded $0 and $189,000, respectively, of other-than-temporary-impairment losses.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income increased $132,000 from 2012 to 2013 due to income from our new equity investment in GAF for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 42%, or $5,928,000 from 2012 to 2013.  The increase is primarily due to an increase in assumed group major medical of $2,371,000 due to higher premiums assumed and a higher loss ratio, an increase in direct pet insurance of $2,941,000 due to higher premiums written, an increase in assumed medical stop-loss of $2,800,000 due to an increase in premiums assumed and a higher loss ratio, an increase in assumed international medical of $677,000 due to higher premiums assumed, and an increase in DBL of $375,000 due to an increase in premiums assumed and a higher loss ratio, offset by a decrease in direct medical stop-loss of $3,772,000 due to a decrease in premiums written and a lower loss ratio.

Selling, General and Administrative.  Selling, general and administrative expenses increased $5,980,000 from 2012 to 2013.  This increase is primarily due to higher commission expense of $2,768,000 at Independence American due to higher assumed fully insured premiums, higher pet premiums, and higher assumed stop-loss premiums, higher profit commission expense of $1,812,000 at Independence American due to payments made for direct medical stop loss business, higher administration expense of $456,000 at Independence American primarily due to higher fees for direct pet insurance written, higher expenses of $334,000 due to the formation of Specialty Benefits in May 2012, higher expenses at Risk Solutions of $386,000 primarily due to higher salary expense and travel expense related to an increase in sales, and higher expenses at HIO of $325,000 due to higher referral fees, offset by lower expenses at IPA of $100,000 primarily due to lower commissions.

Amortization and Depreciation.  Amortization and depreciation expense increased $211,000 from 2012 to 2013, primarily due to the amortization of intangible assets acquired in the 4th quarter of 2012.

Income Taxes.  The provision for income taxes increased $625,000 to $821,000, an effective rate of 35.3%, for the three months ended June 30, 2013, compared to $196,000, an effective rate of 38.8%, for the three months ended June 30, 2012.  Net income for the three months ended June 30, 2013 and 2012 includes a non-cash provision for federal income taxes of $779,000 and $152,000, respectively.  The state tax effective rate decreased to 0.3% for the three months ended June 30, 2013, compared to 7.5% for the three months ended June 30, 2012.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $41,000 from 2012 to 2013.  The net income for the three months ended June 30, 2013 and 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $1,504,000, or $.19 per share, diluted, for the three months ended June 30, 2013, compared to $309,000, or $.04 per share, diluted, for the three months ended June 30, 2012.

Results of Operations for the Six Months Ended June 30, 2013, Compared to the Six Months Ended June 30, 2012.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2013	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$28,102	-	576	18,897	8,659	-	$1,122
Fully Insured Health	30,892	-	312	20,914	8,063	-	2,227
Group Disability	2,620	-	31	1,616	739	-	296
Total Independence
American	61,614	-	919	41,427	17,461	-	3,645
Risk Solutions
And Agencies	-	9,187	59	-	8,861	484	(99)
Corporate	-	-	27	-	679	-	(652)
Subtotal	$61,614	9,187	1,005	41,427	27,001	484	2,894

Net realized investment gains							927
Income before income taxes							3,821
Income taxes							(1,193)
Net income							2,628
Less: Net income attributable to the non-controlling interest							(433)
Net income attributable to American Independence Corp.							$2,195

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$22,671	-	650	15,833	5,783	-	$1,705
Fully Insured Health	13,596	-	204	9,202	3,101	-	1,497
Group Disability	1,524	-	29	922	510	-	121
Total Independence
American	37,791	-	883	25,957	9,394	-	3,323
Risk Solutions
and Agencies	-	6,941	84	-	6,819	90	116
Corporate	-	-	29	-	797	-	(768)
Subtotal	$37,791	6,941	996	25,957	17,010	90	2,671

Net realized investment gains							170
Other-than-temporary impairment losses							(189)
Income before income taxes							2,652
Income taxes							(804)
Net income							1,848
Less: Net income attributable to the non-controlling interest							(420)
Net income attributable to American Independence Corp.							$1,428

Premiums Earned.  Premiums earned increased 63%, or $23,823,000 from 2012 to 2013.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $5,431,000.  This is due to an increase of $4,603,000 in medical stop-loss premiums assumed by Independence American, and an increase of $828,000 in medical stop-loss premiums written by Independence American.  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, pet insurance, international medical, and individual health increased $17,296,000.  The increase is primarily due to an increase of $7,804,000 in pet premiums, an increase of $5,808,000 in group major medical premiums assumed by Independence American, and an increase of $2,241,000 in international medical premiums assumed by Independence American.  Premiums relating to group disability increased $1,096,000 primarily due to higher DBL and LTD premiums assumed by Independence American.  For the six months ended June 30, 2013, Independence American assumed 10% of IHC’s short-term medical business, approximately 8% of certain of IHC’s group major medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, and approximately 26% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income increased $2,068,000 from 2012 to 2013.  Risk Solutions fee income-administration increased $1,204,000 to $3,665,000 for 2013, compared to $2,461,000 for 2012.  Risk Solutions fee income-profit commission increased $11,000 to $470,000 for 2013, compared to $459,000 for 2012.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2013 are based on business written during portions of 2010, 2011 and 2012.  In 2013, agency income consisted of commission income and other fees of $1,931,000 from IPA and revenue of $2,101,000 and $768,000 from HIO and Specialty Benefits, respectively.  In 2012, agency income consisted of commission income and other fees of $2,259,000 from IPA and revenue of $1,462,000 and $226,000 from HIO and Specialty Benefits, respectively.

Net Investment Income.  Net investment income increased $9,000 from 2012 to 2013.  The consolidated investment yields were 3.2% and 3.1% for the six months ended June 30, 2013 and 2012, respectively.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $927,000 for the six months ended June 30, 2013, compared to a gain of $170,000 for the six months ended June 30, 2012.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the six months ended June 30, 2013 and 2012, the Company recorded $0 and $189,000, respectively, of other-than-temporary-impairment losses.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income increased $178,000 from 2012 to 2013 due to income from our new equity investment in GAF for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 60%, or $15,470,000 from 2012 to 2013.  The increase is primarily due to an increase in direct pet insurance of $5,043,000 due to a higher premiums written, an increase in assumed group major medical of $4,948,000 due to higher premiums assumed and a higher loss ratio, an increase in assumed medical stop-loss of $4,718,000 due to an increase in premiums assumed and a higher loss ratio, an increase in assumed international medical of $1,136,000 due to higher premiums assumed, and an increase in DBL of $553,000 due to higher premiums assumed and a higher loss ratio, offset by a decrease in direct medical stop-loss of $1,654,000 due to a lower loss ratio.

Selling, General and Administrative.  Selling, general and administrative expenses increased $9,991,000 from 2012 to 2013.  This increase is primarily due to higher commission expense of $4,846,000 at Independence American due to higher assumed fully insured premiums, higher pet premiums, higher international medical premiums, and higher assumed stop-loss premiums, higher profit commission expense of $2,223,000 at Independence American due to payments made for assumed group major medical, and direct medical stop loss, higher expenses of $964,000 due to the formation of Specialty Benefits in May 2012, higher expenses at Risk Solutions of $947,000 primarily due to higher salary expense and travel expense related to an increase in sales, higher administration expense of $923,000 at Independence American primarily due to higher direct pet insurance premiums written, and higher expenses at HIO of $569,000 due to higher referral fees, offset by lower expenses at IPA of $438,000 primarily due to lower agent expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $394,000 from 2012 to 2013, primarily due to the amortization of intangible assets acquired in the 4th quarter of 2012.

Income Taxes.  The provision for income taxes increased $389,000 to $1,193,000, an effective rate of 35.2%, for the six months ended June 30, 2013, compared to $804,000, an effective rate of 36.0%, for the six months ended June 30, 2012.  Net income for the six months ended June 30, 2013 and 2012 includes a non-cash provision for federal income taxes of $1,132,000 and $710,000, respectively.  The state tax effective rate decreased to 0.4% for the six months ended June 30, 2013, compared to 2.8% for the six months ended June 30, 2012.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $13,000 from 2012 to 2013.  The net income for the six months ended June 30, 2013 and 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $2,195,000, or $.27 per share, diluted, for the six months ended June 30, 2013, compared to $1,428,000, or $.17 per share, diluted, for the six months ended June 30, 2012.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the six months ended June 30, 2013, Independence American and our Agencies paid $470,000 in dividends to Corporate.

Cash Flows

As of June 30, 2013, the Company had $75,573,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $71,741,000 as of December 31, 2012.  This is due to an increase in investments resulting from increased business in 2013.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2013 was $9,904,000, net cash used by investing activities of continuing operations for the six months ended June 30, 2013 was $11,421,000, and net cash used by financing activities of continuing operations for the six months ended June 30, 2013 was $1,907,000.

At June 30, 2013 and December 31, 2012, the Company had $10,554,000 and $13,321,000 of restricted cash at Risk Solutions.  These amounts are directly offset by corresponding liabilities for Premium and Claim Funds Payable.  The amount decreased $2,767,000 due to the timing of paid claims during the year.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At June 30, 2013, the Company had $34,218,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $7,256,000 to $74,421,000 during the six months ended June 30, 2013 from $67,165,000 at December 31, 2012, due to higher net purchases of fixed maturity securities, offset by net sales of preferred stock.

The Company had receivables from reinsurers of $6,672,000 at June 30, 2013.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at June 30, 2013.

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	June 30,	December 31,
	2013	2012

Medical Stop-Loss	$19,690	$16,363
Fully Insured Health	13,401	7,822
Group Disability	1,127	808

	$34,218	$24,993

The increase in total insurance reserves of $9,225,000 relates to the increase in medical stop-loss premiums written by Risk Solutions and the increase in retention for fully insured health business.

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

The $1,854,000 decrease in AMIC’s stockholders' equity in the first six months of 2013 is primarily due the repurchase of common stock of $1,198,000 and an increase in net unrealized losses on investments of $2,859,000, offset by net income of $2,195,000.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized losses on available-for-sale securities totaled $1,030,000 at June 30, 2013.  Approximately 99.4% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At June 30, 2013, approximately 0.6% (or $390,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at June 30, 2013.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the six months ended June 30, 2013 and 2012, the Company recorded realized losses for other-than-temporary impairments of $0 and $189,000, respectively.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2013 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$162	$162

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2013.  In 2013, the Company experienced an increase in net unrealized losses of $2,859,000 which decreased stockholders' equity by $2,859,000 (reflecting net unrealized losses of $1,030,000 at June 30, 2013 compared to net unrealized gains of $1,829,000 at December 31, 2012).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

The majority of Independence American’s revenue is from reinsurance premiums, although Independence American continues to increase the premiums written on its paper.  During 2012, Independence American wrote group major medical, medical stop-loss, pet insurance, major medical plans for individuals and families, hospital indemnity, a small amount of short-term medical limited medical and dental.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its products.  The majority of major medical plans for individuals and families is written through IPA.

•

We experienced meaningful growth in reinsured medical stop-loss premiums in 2012 as a result of growth in business written by IHC, and this trend continued in 2013.  This increase is attributable to a growing market for medical stop-loss as smaller employers identify the advantages of self-funding, the expansion of IHC as a direct writer, and the emergence of IHC’s captive solution program.

•

Our pet insurance premiums experienced significant growth in 2012 as Independence American’s product was approved in many states, and this trend continued in 2013.

•

We continue to focus on direct-to-consumer distribution initiatives through IHC Specialty Benefits as we believe this will be a growing means for selling health insurance and ancillary products in the coming years.

•

Our individual major medical premiums will decline somewhat in 2013 and more rapidly in 2014 as we discontinue writing new business in most states.

•

Further adapting to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands.

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

•

We will begin selling non-subscriber occupational accident insurance in Texas, and health insurance for groups seeking coverage for expatriate employees by the end of 2013.

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

Amount of Premiums Written

The gross medical stop-loss premiums earned by IHC increased in the first six months of 2013 by approximately 22%, and premiums earned by AMIC increased 24% in the first six months of June 30, 2013 as a result of an increase in premiums produced by Risk Solutions.  Risk Solutions anticipates increasing its production of medical stop-loss business for the balance of 2013.  IHC has reported that it expects its fully insured and DBL premiums to increase in 2013.  Therefore, Independence American anticipates reinsuring a higher amount of medical-stop loss and DBL premium ceded by IHC in 2013.

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

Our results depend on the adequacy of our product pricing, our underwriting, the accuracy of our reserving methodology, returns on our invested assets, and our ability to manage expenses.  We will also need to be diligent with the increased rate review scrutiny to effect timely rate changes and will need to stay focused on the management of medical cost drivers as medical trend levels have reversed direction causing some margin pressures.  Therefore, factors affecting these items, as well as, unemployment and global financial markets, may have a material adverse effect on our results of operations and financial condition.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2013 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2012 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the second quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of June 30, 2013, 500,000 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended June 30, 2013.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	August 8, 2013

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	August 8, 2013