Form 10-Q
period 2013-09-30
AMERICAN INDEPENDENCE CORP
filed 2013-11-07
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2013
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [ X ]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2013
Common stock, $0.01 par value	8,072,548 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2013	December 31,
ASSETS:	(Unaudited)	2012
Investments:
Securities purchased under agreements to resell	$5,064	$5,234
Trading securities	772	1,056
Fixed maturities available-for-sale, at fair value	68,225	58,329
Equity securities available-for-sale, at fair value	1,008	2,507

Total investments	75,069	67,126

Cash and cash equivalents	3,018	4,576
Restricted cash ($7,308 and $8,711, respectively, restricted by related parties)	9,814	13,321
Accrued investment income	595	755
Premiums receivable ($7,972 and $5,369, respectively, due from related parties)	12,726	10,387
Net deferred tax asset	11,525	13,024
Due from reinsurers ($3,952 and $3,016, respectively, due from related parties)	8,176	6,307
Goodwill	23,561	23,561
Intangible assets	2,539	3,379
Accrued fee income ($957 and $777, respectively, due from related parties)	2,738	3,122
Due from securities brokers	1,027	61
Other assets	14,026	13,364

TOTAL ASSETS	$164,814	$158,983

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Insurance reserves ($17,258 and $12,378, respectively, due to related parties)	$33,315	$24,993
Premium and claim funds payable ($7,308 and $8,711, respectively,
due to related parties)	9,814	13,321
Commission payable ($3,315 and $2,868, respectively, due to related parties)	5,216	4,329
Accounts payable, accruals and other liabilities ($1,685 and $1,317, respectively,
due to related parties)	10,659	10,118
State income taxes payable	559	545
Due to securities brokers	1,023	22
Due to reinsurers ($799 and $432, respectively, due to related parties)	1,135	1,431

Total liabilities	61,721	54,759

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares
issued, respectively; 8,072,548 and 8,272,332 shares outstanding, respectively	92	92
Additional paid-in capital	479,469	479,451
Accumulated other comprehensive income (loss)	(1,000)	1,829
Treasury stock, at cost, 1,109,245 shares and 909,461 shares, respectively	(10,305)	(9,107)
Accumulated deficit	(365,239)	(368,113)
Total American Independence Corp. stockholders’ equity	103,017	104,152
Non-controlling interest in subsidiaries	76	72
Total equity	103,093	104,224
TOTAL LIABILITIES AND EQUITY	$164,814	$158,983

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
REVENUES:
Premiums earned ($18,563, $11,161, $51,774 and
$29,317, respectively, from related parties)	$31,844	$22,281	$93,458	$60,072
Fee and agency income ($2,940, $1,059, $7,569
and $3,944, respectively, from related parties)	5,038	3,882	13,973	10,749
Net investment income	537	586	1,542	1,582
Net realized investment gains	46	30	973	200
Total other-than-temporary impairment losses	-	-	-	(359)
Portion of losses recognized in other comprehensive income (loss)	-	-	-	170
Net impairment losses recognized in earnings	-	-	-	(189)
Other income	125	26	377	100
	37,590	26,805	110,323	72,514

EXPENSES
Insurance benefits, claims and reserves ($12,154, $6,621,
$29,512 and $18,108, respectively, from related parties)	22,203	14,981	63,630	40,938
Selling, general and administrative expenses ($4,762, $3,571,
$14,263 and $9,500, respectively, from related parties)	13,834	9,877	40,835	26,887
Amortization and depreciation	252	182	736	272
	36,289	25,040	105,201	68,097

Income before income tax	1,301	1,765	5,122	4,417
Provision for income taxes	397	491	1,590	1,295

Net income	904	1,274	3,532	3,122
Less: Net income attributable to the non-controlling interest	(201)	(268)	(634)	(688)

Net income attributable to American Independence Corp.	$703	$1,006	$2,898	$2,434

Basic income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.09	$.12	$.36	$.29

Weighted-average shares outstanding	8,073	8,272	8,077	8,272

Diluted income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.09	$.12	$.36	$.29

Weighted-average diluted shares outstanding	8,081	8,272	8,083	8,272

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Net Income	$904	$1,274	$3,532	$3,122
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	8	631	(1,996)	1,030
Less: reclassification adjustment for (gains) losses included in net income	22	6	(833)	(148)
Reclassification adjustment for other-than-temporary impairment
losses included in net income	-	-	-	189
Other comprehensive income (loss)	30	637	(2,829)	1,071
Comprehensive income	934	1,911	703	4,193
Less: comprehensive income attributable to non-controlling interests	(201)	(268)	(634)	(688)
Comprehensive income attributable to American Independence Corp.	$733	$1,643	$69	$3,505

_______________________________________________________________________________________________

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

Nine Months Ended September 30, 2013

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2012	$92	$479,451	$1,829	$(9,107)	$(368,113)	$104,152	$72	$104,224

Net income					2,898	2,898	634	3,532
Other comprehensive income (loss)			(2,829)			(2,829)		(2,829)
Dividends paid to non-controlling interest							(654)	(654)
Repurchase of common stock				(1,198)		(1,198)		(1,198)
Share-based compensation expense		30				30		30
Other		(12)			(24)	(36)	24	(12)

BALANCE AT SEPTEMBER 30, 2013	$92	$479,469	$(1,000)	$(10,305)	$(365,239)	$103,017	$76	$103,093

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,532	$3,122
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(973)	(200)
Other-than-temporary impairment losses	-	189
Amortization and depreciation	736	272
Equity income	(366)	(33)
Deferred tax expense	1,519	1,308
Non-cash stock compensation expense	30	24
Amortization of bond premiums and discounts	480	-
Change in operating assets and liabilities:
Change in trading securities	424	40
Change in insurance reserves	8,322	1,455
Change in net amounts due from and to reinsurers	(2,165)	258
Change in accrued fee income	384	(559)
Change in claims fund	153	(1,302)
Change in commissions payable	887	800
Change in premiums receivable	(2,339)	(2,347)
Change in income taxes	27	(18)
Distribution from interest in partnerships	-	86
Change in other assets and other liabilities	2,921	1,634

Net cash provided by operating activities	13,572	4,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in net amount due from and to securities brokers	35	187
Net sales of securities under resale and repurchase agreements	170	(1,349)
Sales of and principal repayments on fixed maturities	30,273	18,169
Maturities and other repayments of fixed maturities	3,644	2,388
Purchases of fixed maturities	(46,289)	(22,575)
Sales of equity securities	1,501	218
Cash paid in acquisitions, net of cash acquired	(1,250)	(1,300)
Change in loans receivable	(638)	-
Purchases of fixed assets	(382)	-

Net cash used by investing activities	(12,936)	(4,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent liability on acquisition	(342)	-
Repurchases of common stock	(1,198)	-
Dividends paid to non-controlling interests	(654)	-

Net cash used by financing activities	(2,194)	-

Increase (decrease) in cash and cash equivalents	(1,558)	467
Cash and cash equivalents, beginning of period	4,576	1,748
Cash and cash equivalents, end of period	$3,018	$2,215

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$32	$5

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), an insurance and marketing agency; e) our wholly owned business development and program management company, IHC Specialty Benefits, Inc. (“Specialty Benefits”); f) our 40% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for a managing general underwriting agency for non-subscriber occupational accident business; g) our 90% ownership in IPA Family, LLC (“IPA Family”), a national career agent marketing organization; and h) our wholly owned consumer direct sales call center, IPA Direct, LLC (“IPAD”).

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".  Risk Solutions, Specialty Benefits, HIO IPA Family and IPAD are collectively referred to as “our Agencies”.

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 80.6% of AMIC's stock as of September 30, 2013.  In October 2013, IHC purchased 762,640 shares of AMIC stock for $10.00 per share in connection with a tender offer for such shares and, as a result, IHC and its subsidiaries further increased its ownership of AMIC to 90.0%.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical, long-term disability (“LTD”) and group major medical.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The Condensed Consolidated Statements of Income for the nine months ended September 30, 2013 is not necessarily indicative of the results to be anticipated for the entire year.

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

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  Included in the diluted earnings per share calculation for three months and nine months ended September 30, 2013 are approximately 8,000 and 6,000 shares, respectively, from the assumed exercise of options using the treasury stock method.  For the three months and nine months ended September 30, 2012, shares from the assumed dilution due to the exercise of common stock options using the treasury stock method were deemed anti-dilutive.  Net income does not change as a result of the assumed dilution of options.

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

Fee and Agency income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Agency income	$3,048	$2,370	$7,848	$6,317
Fee income–administration	1,854	1,451	5,519	3,912
Fee income– profit commissions	136	61	606	520

	$5,038	$3,882	$13,973	$10,749

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	SEPTEMBER 30, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$31,373	$201	$(1,054)	$30,520
Foreign securities	3,165	25	(126)	3,064
Collateralized mortgage obligations (CMO) – residential	2,465	38	-	2,503
CMO – commercial	390	-	(161)	229
States, municipalities and political subdivisions	23,356	204	(359)	23,201
U.S. Government	7,701	146	(24)	7,823
Government sponsored enterprise (GSE)	441	4	(11)	434
Agency mortgage backed pass through securities (MBS)	99	6	-	105
Redeemable preferred stocks	273	73	-	346
Total fixed maturities	$69,263	$697	$(1,735)	$68,225

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	970	38	-	1,008
Total available-for-sale equity securities	$970	$38	$-	$1,008

	DECEMBER 31, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$33,015	$883	$(112)	$33,786
CMO - residential	842	222	-	1,064
CMO – commercial	390	-	(162)	228
States, municipalities and political subdivisions	9,630	398	(21)	10,007
U.S. Government	6,217	216	-	6,433
GSE	6,042	250	-	6,292
MBS	151	12	-	163
Redeemable preferred stocks	273	83	-	356
Total fixed maturities	$56,560	$2,064	$(295)	$58,329

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Nonredeemable preferred stocks	2,447	60	-	2,507
Total available-for-sale equity securities	$2,447	$60	$-	$2,507

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government, or its various insurance and lease programs that carry the full faith and credit obligation of the US Government.

The amortized cost and fair value of fixed maturities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE
	(In thousands)

Due in one year or less	$541	$555
Due after one year through five years	15,094	15,320
Due after five years through ten years	25,762	24,892
Due after ten years	24,471	24,186
CMOs and MBSs	3,395	3,272

	$69,263	$68,225

The following tables summarize, for all securities in an unrealized loss position at September 30, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$20,856	$1,054	$-	$-	$20,856	$1,054
Foreign securities	490	1	1,327	125	1,817	126
CMO – commercial	-	-	229	161	229	161
U.S. Government	1,473	24	-	-	1,473	24
GSE	371	11	-	-	371	11
States, municipalities and political subdivisions	15,024	271	2,283	88	17,307	359
Total fixed maturities	$38,214	$1,361	$3,839	$374	$42,053	$1,735

Number of securities in an unrealized loss position	30		4		34

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$12,378	$112	$-	$-	$12,378	$112
CMO – commercial	-	-	228	162	228	162
States, municipalities and political subdivisions	3,760	21	-	-	3,760	21
Total fixed maturities	$16,138	$133	$228	$162	$16,366	$295

Number of securities in an unrealized loss position	14		1		15

Substantially all of the unrealized losses on fixed maturities at September 30, 2013 and December 31, 2012 were attributable to changes in market interest rates subsequent to purchase.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Other-Than-Temporary Impairment Evaluations

For other-than-temporary impairment losses, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss).  For the nine months ended September 30, 2013 and 2012, there were no other-than-temporary impairments recognized in earnings.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) were $288,000 as of September 30, 2013 and December 31, 2012.

5.

Net Realized Investment Gains

Net realized investment gains for the three months and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Available-for-sale securities:
Fixed maturities	$(22)	$(4)	$810	$152
Common stock	-	-	-	-
Preferred stock	-	(2)	23	(2)
Total available-for-sale securities	(22)	(6)	833	150

Trading securities	75	25	134	38

Unrealized gain (loss) on trading securities:
Available-for-sale securities transferred
to trading category on January 1, 2012	-	-	-	20
Change in unrealized gain on trading securities	(7)	11	6	(8)
Total unrealized gain (loss) on trading securities	(7)	11	6	12

Net realized investment gains	$46	$30	$973	$200

For the three months and nine months ended September 30, 2013, the Company recorded realized gross gains of $56,000 and $984,000, respectively, and gross losses of $78,000 and $151,000, respectively, on available-for-sale securities.  For the three months and nine months ended September 30, 2012, the Company recorded realized gross gains of $38,000 and $337,000, respectively, and gross losses of $44,000 and $187,000, respectively, on available-for-sale securities.

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

The following tables present our financial assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$30,520	$-	$30,520
Foreign securities	-	3,064	-	3,064
CMO – residential	-	2,503	-	2,503
CMO – commercial	-	-	229	229
States, municipalities and political
subdivisions	-	23,201	-	23,201
U.S. Government	-	7,823	-	7,823
GSE	-	434	-	434
MBS – residential	-	105	-	105
Redeemable preferred stocks	346	-	-	346
Total fixed maturities	346	67,650	229	68,225

Equity securities available-for-sale:
Nonredeemable preferred stocks	1,008	-	-	1,008
Total equity securities	1,008	-	-	1,008

Trading securities:
Common Stock	772	-	-	772
Total trading securities	772	-	-	772

Total financial assets	$2,126	$67,650	$229	$70,005

	December 31, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$33,786	$-	$33,786
CMO – residential	-	656	408	1,064
CMO – commercial	-	-	228	228
States, municipalities and political
subdivisions	-	10,007	-	10,007
U.S. Government	-	6,433	-	6,433
GSE	-	6,292	-	6,292
MBS	-	163	-	163
Redeemable preferred stocks	356	-	-	356
Total fixed maturities	356	57,337	636	58,329

Equity securities available-for-sale:
Nonredeemable preferred stocks	2,507	-	-	2,507
Total equity securities	2,507	-	-	2,507

Trading securities:
Common stock	1,056	-	-	1,056
Total trading securities	1,056	-	-	1,056

Total financial assets	$3,919	$57,337	$636	$61,892

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the nine months ending September 30, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category during the nine months ended September 30, 2013 or 2012.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during the nine months ended September 30, 2013 or 2012.  The changes in the carrying value of Level 3 assets and liabilities for the three months and nine months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended September 30, 2013
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$-	$228	$228

Net unrealized loss included in accumulated other comprehensive income (loss)	-	1	1

Balance, end of period	$-	$229	$229

	Three Months Ended September 30, 2012
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$391	$220	$611

Repayments of fixed maturities	(21)	-	(21)
Other-than-temporary impairment losses	-	-	-
Net unrealized gain included in accumulated other comprehensive income (loss)	27	4	31

Balance, end of period	$397	$224	$621

	Nine Months Ended September 30, 2013
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$408	$228	$636

Sales of securities	(415)	-	(415)
Repayments of fixed maturities	(9)	-	(9)
Net realized investment gains	225	-	225
Net unrealized gain (loss) included in accumulated other comprehensive income (loss)	(209)	1	(208)

Balance, end of period	$-	$229	$229

	Nine Months Ended September 30, 2012
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$864	$215	$1,079

Sales of securities	(432)	-	(432)
Repayments of fixed maturities	(77)	-	(77)
Net realized investment losses	(41)	-	(41)
Other-than-temporary impairment losses	-	(189)	(189)
Net unrealized gain included in accumulated other comprehensive income (loss)	83	198	281

Balance, end of period	$397	$224	$621

7.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the three months and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Balance, beginning of period	$2,752	$842	$3,379	$906
Additions	-	1,825	-	1,825
Adjustment for contingent payment	-	-	(183)	-
Amortization expense	(213)	(167)	(657)	(231)

Balance, end of period	$2,539	$2,500	$2,539	$2,500

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

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $233,000 and $273,000 for the three months ended September 30, 2013 and 2012, respectively, and $672,000 and $862,000 for the nine months ended September 30, 2013 and 2012, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Income.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

9.

Share-Based Compensation

Total share-based compensation expense was $13,000 and $8,000 for the three months ended September 30, 2013 and 2012, respectively, and $30,000 and $24,000 for the nine months ended September 30, 2013 and 2012, respectively.  Related tax benefits of $4,000 and $3,000 were recognized for the three months ended September 30, 2013 and 2012, respectively, and $10,000 and $9,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2013:

	Outstanding	Exercisable

Number of options	222,285	203,395
Weighted average exercise price per share	$11.46	$11.91
Aggregate intrinsic value of options	$236,000	$173,000
Weighted average contractual term remaining	3.02 years	2.46 years

The Company’s stock option activity for the nine months ended September 30, 2013 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2012	227,285	$11.40

Expired	(18,334)	7.50
Granted	13,334	7.01

Balance, September 30, 2013	222,285	$11.46

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the nine months ended September 30, 2013 was $4.04 per share.  No options were granted in 2012.  The assumptions set forth in the table below were used to value the stock options granted during the nine months ended September 30, 2013:

September 30,
2013

Weighted-average risk-free interest rate	2.30%
Annual dividend rate per share	$-
Weighted-average volatility factor of the Company's common stock	45.00
Weighted-average expected term of options	5 years

Compensation expense of $13,000 and $8,000 was recognized for the three months ended September 30, 2013 and 2012, respectively, and $30,000 and $24,000 for the nine months ended September 30, 2013 and 2012, respectively, for the portion of the fair value of stock options vesting during that period.

As of September 30, 2013, there was approximately $72,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

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

Included in accumulated other comprehensive income (loss) at September 30, 2013 and December 31, 2012 are adjustments of $269,000 related to the non-credit related component of other-than-temporary impairment losses recorded.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Income was computed based on the Company's actual results, which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At September 30, 2013, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $268,808,000 for federal income tax purposes expiring in varying amounts through the year 2031 with a significant portion expiring in 2021.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending September 30, 2013 and December 31, 2012 are $11,525,000 and $13,024,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Internal Revenue Service ("IRS") has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at September 30, 2013.

12.

Repurchase of Common Stock

In accordance with the Company’s Share Repurchase Program, the Company repurchased 199,784 shares of its common stock at a cost of $1,198,000 during January 2013.  As of September 30, 2013, 500,000 shares were still authorized to be repurchased under the program.

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned business development and program management company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our full service direct writer of medical-stop insurance for self-insured employer groups IHC Risk Solutions, LLC (“Risk Solutions”), our 40% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for a managing general underwriting agency for non-subscriber occupational accident business, our 23% investment in Majestic Underwriters LLC ("Majestic"), our wholly owned consumer direct sales call center, IPA Direct, LLC (“IPAD”), and our two insurance and marketing agencies, IPA Family, LLC (“IPA Family”) and HealthInsurance.org (“HIO”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 80.6% of AMIC's stock as of September 30, 2013.  In October 2013, IHC purchased 762,640 shares of AMIC stock for $10.00 per share in connection with a tender offer for such shares and, as a result, IHC and its subsidiaries further increased its ownership of AMIC to 90.0%.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  As of September 30, 2013, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health, short-term statutory disability benefit product in New York State ("DBL") and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American writes pet insurance, group major medical, medical stop-loss, major medical plans for individuals and families, short-term medical, and dental.  Given its broad licensing, A- (Excellent) rating from A.M. Best, and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its international health, occupational accident, and pet insurance products.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company’s financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed toward protection of investors.  A.M. Best’s ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of September 30, 2013 was $57,046,000.

Risk Solutions

Risk Solutions has offices near Hartford, CT, Philadelphia, PA, Chicago, IL, and Ft. Wayne, IN and markets and underwrites employer medical stop-loss and group life primarily for Standard Security Life Insurance Company of New York ("Standard Security Life").  It also writes, to a much lesser extent, for three other carriers, including Madison National Life Insurance Company, Inc. ("Madison National Life") and Independence American.

Agencies

The Company has a 51% interest in HIO, which is headquartered in Minneapolis, MN.  HIO is an insurance and marketing agency through its well-established internet domain address: www.healthinsurance.org.  This domain generates hundreds of daily leads from individuals and small employers seeking affordable health insurance solutions.  The Company owns Specialty Benefits, which is also headquartered in Minneapolis, MN.  Specialty Benefits is a business development and program management company.

The Company has a 90% interest in IPA Family, which is headquartered in Tampa, FL.  IPA Family is a national, career agent marketing organization which operates under a controlled career agent distribution model in which independent producers sell products approved by IPA Family and AMIC.  The Company owns IPAD, which is headquartered in Lake Mary, FL.  IPAD is a consumer direct sales call center.

The following is a summary of key performance information and events:

The results of operations for the three months and nine months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$37,590	$26,805	$110,323	$72,514
Expenses	36,289	25,040	105,201	68,097
Income before income tax	1,301	1,765	5,122	4,417
Provision for income taxes	397	491	1,590	1,295
Net income	904	1,274	3,532	3,122
Less: Net income attributable to the non-controlling interest	(201)	(268)	(634)	(688)
Net income attributable to American Independence Corp.	$703	$1,006	$2,898	$2,434

•

The book value of the Company increased to $12.76 per share at September 30, 2013 compared to $12.59 per share at December 31, 2012.

•

The Company repurchased 199,784 shares of its common stock at a cost of $1,198,000 during the nine months ended September 30, 2013.  There were no repurchases of common stock during the three months ended September 30, 2013.

•

Net income per share decreased to $.09 per share, diluted, or $0.7 million, for the three months ended September 30, 2013, compared to $.12 per share, diluted, or $1.0 million for the three months ended September 30, 2012.  Net income per share increased to $.36 per share, diluted, or $2.9 million, for the nine months ended September 30, 2013, compared to $.29 per share, diluted, or $2.4 million for the nine months ended September 30, 2012.

•

At September 30, 2013, 99.4% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.2% for both nine months ended September 30, 2013 and 2012.

•

Premiums earned increased 56% to $93.5 million for the nine months ended September 30, 2013 compared to $60.1 million for the nine months ended September 30, 2012, primarily due to higher pet premiums, higher direct and assumed medical stop-loss premiums, higher assumed international premiums, higher group disability premiums, and higher assumed group major medical premiums.

•

For the nine months ended September 30, 2013, our Agencies generated revenues of $14.4 million compared to $11.0 million for the nine months ended September 30, 2012 due to higher revenues generated at HIO, Risk Solutions and Specialty Benefits.

•

Underwriting experience as indicated by GAAP Combined Ratios, on our three lines of business for the three months and nine months ended September 30, 2013 and 2012, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Premiums Earned	$13,534	$12,123	$41,636	$34,794
Insurance Benefits Claims and Reserves	9,658	7,982	28,555	23,815
Profit Commission Expense (Recovery)	315	393	1,956	(4)
Expenses	3,396	3,193	10,414	9,373

Loss Ratio(A)	71.4%	65.8%	68.6%	68.4%
Profit Commission Expense Ratio (B)	2.3%	3.2%	4.7%	0.0%
Expense Ratio (C)	25.1%	26.3%	25.0%	26.9%
Combined Ratio (D)	98.8%	95.3%	98.3%	95.3%

▪ Fully Insured Health	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Premiums Earned	$16,882	$9,151	$47,774	$22,747
Insurance Benefits Claims and Reserves	11,564	6,262	32,478	15,464
Profit Commission Expense (Recovery)	(308)	(332)	(1)	(210)
Expenses	4,418	2,274	12,174	5,253

Loss Ratio(A)	68.5%	68.4%	68.0%	68.0%
Profit Commission Expense Ratio (B)	-1.8%	-3.6%	0.0%	-0.9%
Expense Ratio (C)	26.2%	24.8%	25.5%	23.1%
Combined Ratio (D)	92.9%	89.6%	93.5%	90.2%

▪ Group Disability	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Premiums Earned	$1,428	$1,007	$4,048	$2,531
Insurance Benefits Claims and Reserves	981	737	2,597	1,659
Expenses	426	264	1,165	774

Loss Ratio(A)	68.7%	73.2%	64.2%	65.5%
Expense Ratio (C)	29.8%	26.2%	28.8%	30.6%
Combined Ratio (D)	98.5%	99.4%	93.0%	96.1%

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

•

The Company recorded an increase in the loss ratio in the medical stop-loss line of business for the three months and nine months ended September 30, 2013.  This is due to unfavorable claims experience on direct and assumed business.

•

The loss ratios in the fully insured health line of business for the three months and nine months ended September 30, 2013 remained flat compared to loss ratios for the three months and nine months ended September 30, 2012.

•

The Company experienced a lower loss ratio for group disability for the three months and nine months ended September 30, 2013 as a result of favorable claims experience.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2012.  Management has identified the accounting policies related to Insurance Reserves, Premium and Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2012.  During the nine months ended September 30, 2013, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2012 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2013, Compared to the Three Months Ended September 30, 2012.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2013	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$13,534	-	354	9,658	3,711	-	$519
Fully Insured Health	16,882	-	118	11,564	4,110	-	1,326
Group Disability	1,428	-	21	981	426	-	42
Total Independence
American	31,844	-	493	22,203	8,247	-	1,887
Risk Solutions
And Agencies	-	5,163	36	-	5,295	252	(348)
Corporate	-	-	8	-	292	-	(284)
Subtotal	$31,844	5,163	537	22,203	13,834	252	1,255

Net realized investment gains							46
Income before income taxes							1,301
Income taxes							(397)
Net income							904
Less: Net income attributable to the non-controlling interest							(201)
Net income attributable to American Independence Corp.							$703

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$12,123	-	348	7,982	3,586	-	$903
Fully Insured Health	9,151	-	160	6,262	1,942	-	1,107
Group Disability	1,007	-	24	737	264	-	30
Total Independence
American	22,281	-	532	14,981	5,792	-	2,040
Risk Solutions
and Agencies	-	3,908	44	-	3,730	182	40
Corporate	-	-	10	-	355	-	(345)
Subtotal	$22,281	3,908	586	14,981	9,877	182	1,735

Net realized investment gains							30
Income before income taxes							1,765
Income taxes							(491)
Net income							1,274
Less: Net income attributable to the non-controlling interest							(268)
Net income attributable to American Independence Corp.							$1,006

Premiums Earned.  Premiums earned increased 43%, or $9,563,000 from 2012 to 2013.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $1,411,000.  This is due to an increase of $1,624,000 in medical stop-loss premiums assumed by Independence American.  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, pet insurance, international medical, and individual health increased $7,731,000.  The increase is primarily due an increase of $3,910,000 in pet premiums, an increase of $2,708,000 in group major medical premiums assumed by Independence American, an increase of $447,000 in international medical premiums assumed by Independence American, and an increase in small group business written by Independence American of $367,000.  Premiums relating to group disability increased $421,000 due to higher DBL premiums assumed by Independence American.  For the three months ended September 30, 2013, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, and approximately 26% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.  For the three months ended September 30, 2013 and September 30, 2012, Independence American assumed approximately 16% and 9%, respectively, of certain of IHC’s group major medical business.

Fee and Agency Income.  Fee and agency income increased $1,156,000 from 2012 to 2013.  Risk Solutions fee income-administration increased $403,000 to $1,854,000 for 2013, compared to $1,451,000 for 2012.  Risk Solutions fee income-profit commission increased $75,000 to $136,000 for 2013, compared to $61,000 for 2012.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2013 are based on business written during portions of 2010, 2011 and 2012.  In 2013, agency income consisted of commission income and other fees of $765,000 and $6,000 from IPA Family and IPAD, respectively, and revenue of $1,660,000 and $617,000 from HIO and Specialty Benefits, respectively.  In 2012, agency income consisted of commission income and other fees of $1,022,000 from IPA Family and revenue of $1,000,000 and $348,000 from HIO and Specialty Benefits, respectively.

Net Investment Income.  Net investment income decreased $49,000 from 2012 to 2013.  The consolidated investment yields were 3.3% and 3.5% for the three months ended September 30, 2013 and 2012, respectively.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $46,000 for the three months ended September 30, 2013, compared to a gain of $30,000 for the three months ended September 30, 2012.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $99,000 from 2012 to 2013 due to income from our new equity investment in GAF for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 48%, or $7,222,000 from 2012 to 2013.  The increase is primarily due to an increase in assumed group major medical of $2,764,000 due to higher premiums assumed and a higher loss ratio, an increase in direct pet insurance of $2,389,000 due to higher premiums written, an increase in assumed medical stop-loss of $1,337,000 due to an increase in premiums assumed and a higher loss ratio, an increase in DBL of $402,000 due to an increase in premiums assumed and a higher loss ratio, an increase in direct medical stop-loss of $338,000 due to a higher loss ratio, an increase in small group of $295,000 due to higher premiums written and a higher loss ratio, and an increase in direct individual health of $259,000 due to a higher loss ratio, offset by a decrease in direct group major medical of $661,000 due to a decrease in premiums written.

Selling, General and Administrative.  Selling, general and administrative expenses increased $3,957,000 from 2012 to 2013.  This increase is primarily due to higher commission expense of $2,085,000 at Independence American due to higher assumed fully insured premiums, higher pet premiums, and higher assumed stop-loss premiums, higher administration expense of $277,000 at Independence American primarily due to higher fees for pet insurance written, higher expenses of $158,000 due to the formation of Specialty Benefits in May 2012, higher expenses at Risk Solutions of $510,000 primarily due to higher salary expense and travel expense related to an increase in sales, higher expenses at HIO of $750,000 due to higher referral fees, and higher expenses of $158,000 due to the formation of IPAD in July 2013.

Amortization and Depreciation.  Amortization and depreciation expense increased $70,000 from 2012 to 2013, primarily due to the amortization of intangible assets acquired in the fourth quarter of 2012.

Income Taxes.  The provision for income taxes decreased $94,000 to $397,000, an effective rate of 36.1%, for the three months ended September 30, 2013, compared to $491,000, an effective rate of 32.8%, for the three months ended September 30, 2012.  Net income for the three months ended September 30, 2013 and 2012 includes a non-cash provision for federal income taxes of $367,000 and $511,000, respectively.  The state tax effective rate increased to 1.6% for the three months ended September 30, 2013, compared to (1.6%) for the three months ended September 30, 2012.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $67,000 from 2012 to 2013.  The net income for the three months ended September 30, 2013 and 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA Family.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased to $703,000, or $.09 per share, diluted, for the three months ended September 30, 2013, compared to $1,006,000, or $.12 per share, diluted, for the three months ended September 30, 2012.

Results of Operations for the Nine Months Ended September 30, 2013, Compared to the Nine Months Ended September 30, 2012.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2013	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$41,636	-	930	28,555	12,370	-	$1,641
Fully Insured Health	47,774	-	430	32,478	12,173	-	3,553
Group Disability	4,048	-	52	2,597	1,165	-	338
Total Independence
American	93,458	-	1,412	63,630	25,708	-	5,532
Risk Solutions
And Agencies	-	14,350	95	-	14,156	736	(447)
Corporate	-	-	35	-	971	-	(936)
Subtotal	$93,458	14,350	1,542	63,630	40,835	736	4,149

Net realized investment gains							973
Income before income taxes							5,122
Income taxes							(1,590)
Net income							3,532
Less: Net income attributable to the non-controlling interest							(634)
Net income attributable to American Independence Corp.							$2,898

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$34,794	-	998	23,815	9,369	-	$2,608
Fully Insured Health	22,747	-	364	15,464	5,043	-	2,604
Group Disability	2,531	-	53	1,659	774	-	151
Total Independence
American	60,072	-	1,415	40,938	15,186	-	5,363
Risk Solutions
and Agencies	-	10,849	128	-	10,549	272	156
Corporate	-	-	39	-	1,152	-	(1,113)
Subtotal	$60,072	10,849	1,582	40,938	26,887	272	4,406

Net realized investment gains							200
Other-than-temporary impairment losses							(189)
Income before income taxes							4,417
Income taxes							(1,295)
Net income							3,122
Less: Net income attributable to the non-controlling interest							(688)
Net income attributable to American Independence Corp.							$2,434

Premiums Earned.  Premiums earned increased 56%, or $33,386,000 from 2012 to 2013.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $6,842,000.  This is due to an increase of $6,228,000 in medical stop-loss premiums assumed by Independence American, and an increase of $615,000 in medical stop-loss premiums written by Independence American.  Premiums relating to fully insured health consisting of group major medical, limited medical, short-term medical, dental, vision, hospital indemnity, pet insurance, international medical, and individual health increased $25,027,000.  The increase is primarily due to an increase of $11,713,000 in pet premiums, an increase of $8,517,000 in group major medical premiums assumed by Independence American, an increase of $2,688,000 in international medical premiums assumed by Independence American, and an increase in small group business written by Independence American of $975,000.  Premiums relating to group disability increased $1,517,000 due to higher DBL and LTD premiums assumed by Independence American.  For the nine months ended September 30, 2013, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, and approximately 26% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.  For the nine months ended September 30, 2013 and September 30, 2012, Independence American assumed approximately 12% and 8%, respectively, of certain of IHC’s group major medical business.

Fee and Agency Income.  Fee and agency income increased $3,224,000 from 2012 to 2013.  Risk Solutions fee income-administration increased $1,607,000 to $5,519,000 for 2013, compared to $3,912,000 for 2012.  Risk Solutions fee income-profit commission increased $86,000 to $606,000 for 2013, compared to $520,000 for 2012.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2013 are based on business written during portions of 2010, 2011 and 2012.  In 2013, agency income consisted of commission income and other fees of $2,696,000 and $6,000 from IPA Family and IPAD, respectively, and revenue of $3,762,000 and $1,384,000 from HIO and Specialty Benefits, respectively.  In 2012, agency income consisted of commission income and other fees of $3,282,000 from IPA Family and revenue of $2,461,000 and $574,000 from HIO and Specialty Benefits, respectively.

Net Investment Income.  Net investment income decreased $40,000 from 2012 to 2013.  The consolidated investment yields were 3.2% for both nine months ended September 30, 2013 and 2012, respectively.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $973,000 for the nine months ended September 30, 2013, compared to a gain of $200,000 for the nine months ended September 30, 2012.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the nine months ended September 30, 2013 and 2012, the Company recorded $0 and $189,000, respectively, of other-than-temporary-impairment losses.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income increased $277,000 from 2012 to 2013 due to income from our new equity investment in GAF for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 55%, or $22,692,000 from 2012 to 2013.  The increase is primarily due to an increase in direct pet insurance of $7,432,000 due to a higher premiums written, an increase in assumed group major medical of $7,712,000 due to higher premiums assumed and a higher loss ratio, an increase in assumed medical stop-loss of $6,055,000 due to an increase in premiums assumed and a higher loss ratio, an increase in assumed international medical of $1,239,000 due to higher premiums assumed, an increase in DBL of $955,000 due to higher premiums assumed and a higher loss ratio, and an increase in small group of $697,000 due to higher premiums written and a higher loss ratio, offset by a decrease in direct medical stop-loss of $1,316,000 due to a lower loss ratio, and a decrease in direct group major medical of $956,000 due to a decrease in premiums written.

Selling, General and Administrative.  Selling, general and administrative expenses increased $13,948,000 from 2012 to 2013.  This increase is primarily due to higher commission expense of $6,962,000 at Independence American due to higher assumed fully insured premiums, higher pet premiums, higher international medical premiums, and higher assumed stop-loss premiums, higher profit commission expense of $2,169,000 at Independence American due to higher commissions for direct medical stop loss, higher expenses of $1,122,000 due to the formation of Specialty Benefits in May 2012, higher expenses at Risk Solutions of $1,457,000 primarily due to higher salary expense and travel expense related to an increase in sales, and higher amortization expense, higher administration expense of $1,031,000 at Independence American due to higher pet insurance premiums written, higher expenses at HIO of $1,320,000 due to higher referral fees, and higher expenses of $158,000 due to the formation of IPAD in July 2013, offset by lower expenses at IPA Family of $451,000 primarily due to lower agent expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $464,000 from 2012 to 2013, primarily due to the amortization of intangible assets acquired in the fourth quarter of 2012.

Income Taxes.  The provision for income taxes increased $295,000 to $1,590,000, an effective rate of 35.4%, for the nine months ended September 30, 2013, compared to $1,295,000, an effective rate of 34.7%, for the nine months ended September 30, 2012.  Net income for the nine months ended September 30, 2013 and 2012 includes a non-cash provision for federal income taxes of $1,499,000 and $1,221,000, respectively.  The state tax effective rate decreased to 0.7% for the nine months ended September 30, 2013, compared to 1.0% for the nine months ended September 30, 2012.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $54,000 from 2012 to 2013.  The net income for the nine months ended September 30, 2013 and 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA Family.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $2,898,000, or $.36 per share, diluted, for the nine months ended September 30, 2013, compared to $2,434,000, or $.29 per share, diluted, for the nine months ended September 30, 2012.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the nine months ended September 30, 2013, Independence American and our Agencies paid $660,000 in dividends to Corporate.

Cash Flows

As of September 30, 2013, the Company had $78,091,000 of cash, cash equivalents, and investments net of amounts due to/from securities brokers compared with $71,741,000 as of December 31, 2012.  This is due to an increase in investments resulting from increased business in 2013.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2013 was $13,572,000, net cash used by investing activities of continuing operations for the nine months ended September 30, 2013 was $12,936,000, and net cash used by financing activities of continuing operations for the nine months ended September 30, 2013 was $2,194,000.

At September 30, 2013 and December 31, 2012, the Company had $9,814,000 and $13,321,000 of restricted cash at Risk Solutions.  These amounts are directly offset by corresponding liabilities for Premium and Claim Funds Payable.  The amount decreased $3,507,000 due to the timing of paid claims during the year.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At September 30, 2013, the Company had $33,315,000 of insurance reserves that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's insurance resources does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $7,908,000 to $75,073,000 during the nine months ended September 30, 2013 from $67,165,000 at December 31, 2012, due to higher net purchases of fixed maturity securities, offset by net sales of preferred stock.

The Company had receivables from reinsurers of $8,176,000 at September 30, 2013.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at September 30, 2013.

The Company's insurance reserves by line of business are as follows (in thousands):

	Total Insurance Reserves
	September 30,	December 31,
	2013	2012

Medical Stop-Loss	$20,662	$16,363
Fully Insured Health	11,381	7,822
Group Disability	1,272	808

	$33,315	$24,993

The increase in total insurance reserves of $8,322,000 relates to the increase in medical stop-loss premiums written by Risk Solutions and the increase in retention for fully insured health business.

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

The $1,135,000 decrease in AMIC’s stockholders' equity in the first nine months of 2013 is primarily due to the repurchase of common stock of $1,198,000 and an increase in net unrealized losses on investments of $2,829,000, offset by net income of $2,898,000.  The increase in net unrealized losses on investments is due to a decline in the Company’s bond portfolio as a result of a rise in interest rates in 2013.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized losses on available-for-sale securities totaled $1,000,000 at September 30, 2013.  Approximately 99.4% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At September 30, 2013, approximately 0.6% (or $390,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at September 30, 2013.

The Company reviews its investments regularly and monitors its investments continually for impairments.  For the nine months ended September 30, 2013 and 2012, the Company recorded realized losses for other-than-temporary impairments of $0 and $189,000, respectively.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at September 30, 2013 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$161	$161

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2013.  In 2013, the Company experienced an increase in net unrealized losses of $2,829,000, which decreased stockholders' equity by $2,829,000 (reflecting net unrealized losses of $1,000,000 at September 30, 2013 compared to net unrealized gains of $1,829,000 at December 31, 2012).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

The majority of Independence American’s revenue is from reinsurance premiums, although Independence American continues to increase the premiums written on its paper.  During 2012, Independence American wrote group major medical, medical stop-loss, pet insurance, major medical plans for individuals and families, hospital indemnity, a small amount of short-term medical limited medical and dental.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its products.  The majority of major medical plans for individuals and families has been written through IPA Family, but since Independence American will be exiting this business, IPA Family and IPAD have begun to write major medical through well-known national insurance companies.

•

We experienced meaningful growth in reinsured medical stop-loss premiums in 2012 as a result of growth in business written by IHC, and this trend continued in 2013.  This increase is attributable to a growing market for medical stop-loss as smaller employers identify the advantages of self-funding, the expansion of IHC as a direct writer, and the emergence of IHC’s captive solution program.

•

Our pet insurance premiums experienced significant growth in 2012 as Independence American’s product was approved in many states, and this trend is continuing in 2013.

•

We continue to focus on direct-to-consumer distribution initiatives through IHC Specialty Benefits as we believe this will be a growing means for selling health insurance and ancillary products in the coming years.

•

Our individual major medical premiums will decline in the fourth quarter of 2013, and more rapidly dissipate in 2014 as we exit this line of business.

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

Independence American reinsures 20% of Standard Security Life’s DBL product.  Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Independence American assumed 8% of certain of IHC’s LTD business.  Standard Security Life and Madison National Life ceded approximately 12% of their fully insured health business to Independence American.  Standard Security Life and Madison National Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.

Amount of Premiums Written

The gross medical stop-loss premiums earned by IHC increased in the first nine months of 2013 by approximately 20%, and premiums earned by AMIC increased 20% in the first nine months of September 30, 2013 as a result of an increase in premiums produced by Risk Solutions.  Risk Solutions anticipates increasing its production of medical stop-loss business for the balance of 2013.  IHC has reported that it expects its fully insured and DBL premiums to increase in 2013.  Therefore, Independence American anticipates reinsuring a higher amount of medical-stop loss and DBL premium ceded by IHC in 2013.

Profitability

While maintaining our current profitability levels, we continue significant growth of our stop-loss business in 2013, our largest core business, which we attribute to the more efficient and controlled model of writing the majority of our medical stop-loss on a direct basis.  At present, all indicators point to a continuation of these trends for business produced by Risk Solutions.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business may be affected by the passage of the Patient Protection and Affordable Care Act of 2010, as amended, signed by President Obama in March 2010 and its subsequent interpretations by state and federal regulators.  The appropriate regulatory agencies have now issued their proposed regulations. The regulations proposed to-date, including those mandating minimum loss ratios (“MLRs”) seem to have validated our strategy of pursuing niche lines of business not subject to MLRs.  We are continuing our comprehensive review of all the options for IHC and we our evaluation of our portfolio of health insurance products.  While the law has influenced our decision, and that of many other insurers, to exit or reduce their presence in major medical essential health benefit (“EHB”) plans in the small employer and individual markets, non-EHB lines of business and Medical Stop-Loss have been impacted by health care reform minimally or not at all.

Our results depend on the adequacy of our product pricing, our underwriting, the accuracy of our reserving methodology, returns on our invested assets, and our ability to manage expenses.  We will also need to be diligent with the increased rate review scrutiny to effect timely rate changes and will need to stay focused on the management of medical cost drivers as medical trend levels cause margin pressures.  Therefore, factors affecting these items, as well as, unemployment and global financial markets, may have a material adverse effect on our results of operations and financial condition.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2013 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2012 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the third quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of September 30, 2013, 500,000 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended September 30, 2013.

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4.

Mine Safety Disclosures

Not Applicable

Item 5.

Other Information

The Board of Directors amended the By-laws, effective as of November 6, 2013.  A copy of the Amendment to Bylaws is submitted hereto as Exhibit 3.2.

Item 6.

Exhibits

3.2	Amendment to By-laws
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	November 7, 2013

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	November 7, 2013