Form 10-K
period 2013-12-31
AMERICAN INDEPENDENCE CORP
filed 2014-03-14
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

[   ] Yes

        [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2013 was $10,874,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

Outstanding at March 14, 2014

Common Stock, $0.01 par value

8,072,548

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2014 annual meeting of stockholders to be held in May 2014 are incorporated by reference in response to Part III of this Report.

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

We provide specialized health coverage and related services to commercial customers and individuals.  We focus on niche health products and/or narrowly defined distribution channels in the United States.  Our wholly owned subsidiary, Independence American Insurance Company ("Independence American"), markets its products through IHC Risk Solutions, LLC, IHC Specialty Benefits, Inc., IPA Family, LLC, and IPA Direct, LLC, which are subsidiaries of AMIC, and through independent brokers, producers and agents.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Since November 2002, AMIC has been affiliated with Independence Holding Company, which owned 90% of AMIC's stock as of December 31, 2013.  The senior management of Independence Holding Company provides direction to the Company through a service agreement between the Company and Independence Holding Company.  Independence Holding Company and its subsidiaries including, among others, Standard Security Life Insurance Company of New York ("Standard Security Life”) and Madison National Life Insurance Company, Inc. ("Madison National Life") are collectively referred to as "IHC".

AMIC retains much of the risk that it underwrites, and sells or reinsures on the following lines of business:

•

Medical stop-loss

•

Fully insured medical including:

▪

Major medical (including group and individual in run-out)

▪

Ancillary (including short-term medical, vision, dental, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity) and small group stop-loss)

•

Pet insurance

Occupational accident

•

Group disability

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best").  We have been informed by A.M. Best that an A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.  Given its broad licensing, A- (Excellent) rating from A.M. Best, and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its occupational accident, pet insurance, and ancillary and supplemental benefit products.

Risk Solutions is a full-service direct writer of medical stop-loss insurance for self-insured employer groups.  Risk Solutions markets, underwrites, collects premiums, administers and processes claims, and performs medical management services. AMIC also has a 23% minority investment in Majestic Underwriters LLC ("Majestic"), which transferred its stop-loss block and employees to Risk Solutions as of January 1, 2012 in exchange for fee income based on the business transferred.  IHC owns the remaining 77% interest in Majestic.  Risk Solutions has offices near Hartford, CT, Philadelphia, PA, Chicago, IL, and Ft. Wayne, IN and markets and underwrites employer medical stop-loss.  It writes business for Standard Security Life, Madison National Life, Independence American, and one other carrier.

AMIC also has a wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), a 92% ownership in our consumer direct sales call center, IPA Direct, LLC (“IPAD”), a 40% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for a managing general underwriting agency for non-subscriber occupational accident and other business, a 90% ownership in our consumer direct sales agency, IPA Family, LLC (“IPA Family”), and a 51% ownership in our lead generation agency, HealthInsurance.org (“HIO”).  Risk Solutions, Specialty Benefits, HIO, IPAD and IPA Family are collectively referred to as “our Agencies”.

An A.M. Best Special Report on the health care industry recently commented that “With the advent of health care exchanges, health insurance is becoming more of a commodity sold in the same fashion as retail merchandise.   In fact, health insurance companies are seeing more sales from direct-to-consumer channels, such as their own websites and call centers.”  We concur with this assessment and believe we are well positioned to take advantage of this paradigm shift through Specialty Benefits, HIO, IPAD and IPA Family.  We believe that HIO’s influence, social reach and traffic will continue to grow.  It had a 66.67% year-over-year increase in visitors from 2012 to 2013.  HIO will monetize traffic primarily through private exchange partners, web based entities or call centers that enroll subsidy-eligible individuals on exchanges managed by the federal and state governments.  IPAD, which was founded in mid-2012, is a rapidly growing direct sales call centers focused on our ancillary products and other carriers’ major medical.  IPA Family is an established consumer direct sales agency with approximately 250 agents focusing on the same product mix as IPAD.

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

For information pertaining to the Company's reportable business segment, reference is made to Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Fully Insured Health Products

The Fully Insured Health line of business is comprised of: (i) major medical coverage (comprised of small-group major medical, major medical health plans for individuals and families and large-group major medical); (ii) ancillary benefits, including dental, vision, short-term medical, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity) and small group stop-loss; (iii) pet insurance; and (iv) non-subscriber occupational accident.  IHC affiliates perform marketing, sales, underwriting and administrative functions on the majority of our Fully Insured Health business.  We have also established a relationship with a leading provider of international health, life and disability plans for specialized niche markets, and invested in a joint venture which has acquired two third-party administrators of non-subscriber occupational accident coverage in Texas and other accident-related coverages in states outside of Texas.

Major Medical Health Benefit Coverages

This category is primarily comprised of group major medical insurance (including international health) and major medical health plans for individuals and families (“IMM”) policies.  Both products are primarily consumer driven health plans (“CDHP”).  IMM is in run-off. It is our belief that we will not be able to earn an acceptable profit margin in this line in the future as a result of direct and indirect changes brought about by healthcare reform so we exited the market for this product.

Group major medical was sold primarily to small employers (two to 50 covered lives) in the majority of states.  It is fully insured major medical coverage that is principally designed to work with health reimbursement accounts and health savings accounts which are implemented by employers that wish to provide this benefit as part of an employee welfare benefit plan.  These plans are offered primarily as preferred provider organizations ("PPO") plans, and provide a variety of cost-sharing options, including deductibles, coinsurance and co-payment.  CDHPs are designed to provide participants with economic incentives to be informed consumers of healthcare.

Our IMM business was adversely affected in 2013 by recent healthcare reform, and as a result, we have since exited this line in all states. The major medical category will shrink in 2014 as the business (other than the international business) runs-out.

Ancillary Products

This category is primarily comprised of dental, vision, short-term medical, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity), and small group stop-loss. These are sold through multiple distribution strategies.  The ancillary products are expected to grow in 2014.

Independence American sells group and individual dental products.  IHC administers the majority of Independence American's dental business and are also the primary distribution source of this line of business.  The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups.  Employer plans are offered on both employer paid and voluntary bases.  As part of the distribution of our dental products, we also offer vision benefits.  Vision plans will offer a flat reimbursement amount for exams and materials. Gross dental premiums increased slightly in 2013.  We expect the dental business to grow modestly in 2014.

Independence American sells short-term medical (“STM”) products in the majority of states. STM is designed specifically for people with temporary needs for health coverage.  Typically, STM products are written for a defined duration of at least 30 days and less than twelve months.  Among the typical purchasers of STM products are self-employed professionals, recent college graduates, persons between jobs, employed individuals not currently eligible for group insurance, and others who need insurance for a specified period of time less than 365 days.  Independence American’s gross premium increased in this line of business in 2013.  We anticipate continued growth in this line of business in 2014 in part due to increased demand for coverage and new distribution relationships.

The Company markets supplemental products to individuals and families. These lines of business are generally used as either a supplement to a major medical plan or in lieu of major medical coverage for persons that choose not to purchase such coverage.  The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits.  The product lines included in this supplemental grouping are hospital indemnity plans (“HIP”), fixed indemnity limited benefit plans, critical illness and bundled packages of accident medical coverage, critical illness and life insurance.  These products, which are available in most states, are not directly impacted by the ACA and are available through multiple distribution sources including Company owned direct-to-consumer websites, call center and career agents, general agents and on-line agencies.

In 2013, the Company began marketing self-funded medical plans for employers between 10 and 50 employees.  These plans, which are currently marketed in a limited number of states, appeal to employers that wish to participate in cost savings and wellness initiatives that will lower their claims costs.  We expect that sales of the small group self-funded plans will grow significantly in 2014 as we increase distribution and make the product available in additional states.

Pet Insurance

Independence American writes pet insurance through a marketing and administrative company that manages one of the largest blocks of this business in the United States.  During 2012, Independence American began to renew premium that had been underwritten by another insurance company.  These plans are marketed to dog and cat owners through veterinary offices, independent marketing organizations, its nationwide call center, and increasingly, direct-to-consumer through www.petsbest.com.  Independence American had earned premium from pet insurance in 2013 of $18.7 million and is expected to grow to approximately $28 million in 2014.  According to a leading pet insurance industry association, the pet insurance volume in North America was estimated to be between $475 and $500 million as of 2012.  The average annual growth rate in gross premiums written from 2008 to 2012 was approximately 13%.

Occupational Accident

On December 31, 2012, the Company invested $1,250,000 in exchange for a 40% interest in Global Accident Facilities, LLC (“GAF”) a holding company for a managing general underwriting agency for non-subscriber occupational accident business.  GAF acquired Accident Insurance Services, Morgan Financial, Caprock Claim Management and Medical Pricing Strategies, jointly referred to as AIS.  AIS produces and administers occupational accident and related coverages sold to Texas non-subscribers to workers compensation.  The Company expects that as result of this transaction most business currently controlled by AIS will move to Independence American.  GAF has and will continue to seek other blocks of such business to move to Independence American or its affiliated carriers.  The Company also expects to benefit through underwriting profits, sharing in the revenues produced by the AIS companies as well as having access to the AIS distribution channels to market other AMIC and IHC products.  This occupational accident product provides accidental death, accident disability and accident medical benefits for occupational injuries to employees of companies that have elected to not participate in the Texas workers compensation system (non-subscribers).  The product also gives the employer the option to purchase coverage for employer’s liability.  Employer’s liability arises when an injured employee brings action against their employer for occupational injuries and chooses not to accept the benefits provided for by the employer’s occupational accident benefit plan.  The employer is covered for damages and costs arising from the settlement of such action, subject to the terms and limits of the policy.  In 2013, Independence American recorded a small amount of this business and expects premiums to grow to approximately $12 million in 2014.

Group Disability

IHC entered into a reinsurance relationship with a leading producer of expatriate business, effective January 1, 2012, which provides employee benefit insurance, including medical, life, and disability, to expatriates, third-party nationals or high net-worth local nationals.  IHC, through its insurance subsidiaries, reinsures 15% of the risk for the medical and disability portion of this business on a quota share basis and retrocedes 50% of the health and disability premium to Independence American.  In addition, we have filed these policies in the United States on Independence American’s paper for employers that wish to purchase a domestic policy to cover their employees.  The health business is reported with major medical, and the disability is reported under group disability.  The Company expects modest growth in both insurance and reinsurance premiums in this line of business in 2014.

Independence American reinsures 20% of Standard Security Life's short-term statutory disability benefit product in New York State ("DBL").  All companies with more than one employee in New York State are required to provide DBL insurance for their employees.  DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL business is marketed primarily through independent general agents.  Independence American expects the reinsurance premium from this line of business to grow modestly in 2014.

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

During 2013, 59% of Independence American’s premiums earned were derived from assumed reinsurance premiums, compared to 59% in 2012.  In 2013, 55% of this premium was related to medical stop-loss business, 38% was related to fully insured health business, and 7% was related to Group Disability.  Of the medical stop-loss premiums, 85% was generated from pro rata reinsurance treaties with Standard Security Life and Madison National Life pursuant to which they cede, at treaty renewals, at least 15%, and may cede up to 50%, of their gross medical stop-loss premiums written to Independence American under most of IHC’s medical stop-loss programs.  For 2013, Standard Security Life and Madison National Life ceded, on average, approximately 26% of their medical stop-loss business to Independence American.  The reinsurance treaties between Independence American and Standard Security Life and Independence American and Madison National Life terminate December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life, which is domiciled in New York, is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin, is licensed to sell insurance products in 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands, and is an accredited reinsurer in New York.  Both companies are rated A- (Excellent) by A.M.

Best.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers on other programs.  For 2013, Independence American received between 10% and 25% of the premium on these unaffiliated programs.  The Company's strategic plan is to continue to expand the fully insured health, occupational accident and pet insurance written by Independence American, and to increase reinsurance premiums from medical stop-loss, group disability and other lines of business written by IHC.

Federal Net Operating Loss Carryforwards

At December 31, 2013, AMIC had consolidated net operating loss (“NOL”) carryforwards of approximately $266 million for federal income tax purposes.  Some or all of the NOL carryforwards may be available to offset, for federal income tax purposes, the future taxable income, if any, of AMIC as described in more detail in Note 12 of the Notes to Consolidated Financial Statements.  The Internal Revenue Service ("IRS") has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.

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

As of December 31, 2012, the Company and its subsidiaries filed a consolidated Federal income tax return on a September 30 fiscal year.  Effective January 15, 2013, the Company has been included in the consolidated Federal income tax returns of IHC on a June 30 fiscal year as a result of the increase in IHC’s ownership interest in AMIC to over 80%.  Accordingly, the Company changed from a September 30 fiscal tax year to a June 30 fiscal tax year in 2013.

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's board of directors.  As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents.  At December 31, 2013, 99.4% of the fixed maturities were investment grade.  The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

Under Delaware insurance law, there are restrictions relating to the percentage of an insurer's admitted assets that may be invested in a specific issuer or in the aggregate in a particular type of investment.  In addition, there are qualitative investment restrictions.

Liabilities for policy benefits and claims were computed using information derived from actual historical premium and claims data.  This method is widely used in the health insurance industry to estimate the liabilities for policy benefits and claims.  Inherent in this calculation are management and actuarial judgments and estimates which could significantly impact the ending reserve liabilities and, consequently, operating results.  Actual results may differ, and these estimates are subject to interpretation and change.  See Critical Accounting Policies for further explanation of insurance reserve calculation.

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

The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk−based capital. The risk−based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention.  The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital.  Companies that do not meet certain minimum standards require specified corrective action.  At December 31, 2013, Independence American's total adjusted capital was significantly in excess of the authorized control level risk−based capital.

Employees

The Company and its subsidiaries, collectively, had 123 employees as of December 31, 2013.

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

In particular, at December 31, 2013, fixed maturities represented $68.2 million or 93% of our total investments of $73.6 million.  The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.  For mortgage−backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2013, approximately 99.4% of the fixed maturities were investment grade, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

We review our investment securities regularly and determine whether other-than-temporary impairments have occurred.  For fixed maturities, if a decline in fair value is judged by management to be other-than-temporary, and we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery of the security’s amortized cost, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Income, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and our intent to sell, or be required to sell, the debt security before the anticipated recovery of our remaining amortized cost basis. Therefore, changes in facts and circumstances and critical assumptions could result in management’s decision that further impairments have occurred. This could lead to additional losses on investments, particularly those that management has the intent and ability to hold until recovery in value occurs.

Our earnings could be materially affected by an impairment of goodwill.

Goodwill represented $23.6 million of our $168.4 million in total assets as of December 31, 2013.  We review our goodwill annually for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in one of these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

We have U.S. federal NOL carryforwards of approximately $266 million, which may be used against any profits from our business.  However, events outside of our or IHC’s control, such as certain acquisitions and dispositions of our common stock, may limit the use of all or a portion of our NOL carryforwards.  If such events were to occur, our expectation of using our NOL carryforwards against potential profits would not be realized and we could potentially have a higher tax liability in the future than we would otherwise have had.  As the NOL carryforwards are utilized by AMIC, the amount of our NOL carryforwards could be reduced upon audit by the IRS for those tax years open for assessment under the statute of limitations.

As the result of the tender offer, our common stock has a smaller public float, which could result in reduced liquidity for our common stock and greater volatility in the market price of our common stock.

In October 2013, our affiliate IHC purchased 762,640 shares of our common stock in connection with a tender offer, resulting in IHC and its subsidiaries increasing its ownership to 90.0%.  Historically, the common stock of a company with a smaller public float has been less liquid than the common stock of a company with broader public ownership, the average daily trading volume of a company with a smaller public float is less than a company with a larger public float, and the trading prices for the common stock of a company with a smaller public float may be more volatile than generally may be the case for more widely held common stock.  We cannot predict the prices at which our common stock will trade in the future.  Future open market purchases, if authorized, would further reduce our public float.  Further, since the public float of our common stock and the number of beneficial holders of our securities has been reduced as the result of the tender offer, it may be more difficult to maintain our listing on the NASDAQ Stock Market.

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

Independence American currently reinsures 20% of Standard Security Life’s short-term statutory disability benefit product, but Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Together with Madison National Life, Standard Security Life has ceded approximately 12% of the majority of their fully insured health business lines to Independence American, but neither Standard Security Life nor Madison National Life are contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  Further, Standard Security Life and Madison National Life ceded approximately 26%, on average, of their medical stop-loss business to Independence American in 2013, but are not contractually obligated to cede amounts in excess of 15%.  Risk Solutions is a significant producer of medical stop-loss business for IHC, producing 73% of total IHC stop-loss premium in 2013.

Healthcare reform may further adversely affect our business, cash flows, financial condition and results of operations.

Although health insurance is generally regulated at the state level, legislative actions have been taken at the federal level that impose added restrictions on our business.  The Patient Protection and Affordable Care Act (“PPACA”) was signed into law in March 2010.  Provisions of the PPACA and related reforms are causing sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry.  The effects on our Company’s business include, in particular, a requirement that we pay rebates to customers if the loss ratios for some of our product lines are less than specified percentages; the need to reduce commissions and the consequent risk that insurance producers may sell less of our products than they have in the past; a prohibition from imposing any pre-existing condition exclusion; limits on our ability to rescind coverage except for intentional fraud; increased costs to modify and/or sell our products; the need to provide a minimum standard for coverage, so that all plans must cover at least 60 percent of the typical person’s medical bills and include a set of “essential health benefits” from hospitalization to mental health to rehabilitative services to maternity care; intensified competitive pressures that limit our ability to increase rates; significant risk of customer loss; new and higher taxes and fees to generate the revenues to implement the PPACA; additional administrative costs to implement the requirements of healthcare reform; and the need to operate with a lower expense structure at both the business segment and enterprise level.

We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

The failure to maintain effective and efficient information systems and to safeguard the security of our data could adversely affect our business.

Our business depends significantly on effective information systems, and we have different information systems for our various businesses. We have committed and will continue to commit significant resources to develop, maintain and enhance our existing information systems, transition existing systems to upgraded systems, and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences.

Moreover, our computer systems have been, and will continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks, hackers or other computer-related penetrations. To date, we are not aware of a material breach of cybersecurity. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins, denial of service and other cyber-attacks or security breaches. Such an event could compromise our confidential information as well as that of our clients and third parties with whom we interact, impede or interrupt business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage.

Our database and systems are also vulnerable to damage or interruption from system outages, disasters such as earthquakes, fires, floods, acts of terrorism, blackouts, power loss, telecommunications failures, and similar events, which would compromise our ability to conduct business. In the event of such failures, our systems may not be available to our customers or business partners for an extended period of time, which could hurt our relationships with our customers and business partners.

Our failure to maintain effective and efficient information systems and protect the security of such systems could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Risk Solutions leases 6,200 square feet of office space in Marlton, New Jersey, which expires on June 30, 2016, 1,814 square feet of office space in Fort Wayne, Indiana, which expires on March 31, 2015, 1,297 square feet of office space in Downers Grove, IL, which expires on December 31, 2016, and 6,580 square feet of office space in Enfield, Connecticut, which expires on November 30, 2018.  IPA Family leases 7,000 square feet of office space in Tampa, Florida, which expires on October 31, 2016.  IPA Direct leases 2,974 square feet of office space in Lake Mary, Florida, which expires on September 30, 2015.  Specialty Benefits leases 3,951 square feet of office space in Eagan, Minnesota, which expires on March 31, 2016.

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

None

PART II

Item 5.

 Market for the Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

American Independence Corp. (“AMIC or the “Company”) common stock is been listed and traded on the NASDAQ Stock Market ("NASDAQ") under the symbol "AMIC".  The following table sets forth for the periods indicated the range of prices for the Company’s common stock as reported by NASDAQ.

Quarter Ended:	High	Low
December 31, 2013	$13.45	$9.59
September 30, 2013	$9.97	$6.94
June 30, 2013	$8.20	$6.60
March 31, 2013	$7.35	$4.39

Quarter Ended:	High	Low
December 31, 2012	$5.68	$3.67
September 30, 2012	$6.68	$4.91
June 30, 2012	$5.86	$4.20
March 31, 2012	$5.04	$3.81

Holders of Record

At February 18, 2014, there were 67 record holders of the Company's common stock.  The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.  The closing price for the Company's common stock at December 31, 2013 was $12.02.

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

Dividends

The Company does not have any legal restriction on paying dividends, and no dividend on the Company’s stock was declared during 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  The Company repurchased 199,784 shares of its common stock at a cost of $1,198,000 during the year ended December 31, 2013.  There were no share repurchases during the quarter ended December 31, 2013.  As of December 31, 2013, 500,000 shares were still authorized to be repurchased under the program.

Performance Graph

The following graph compares the cumulative total stockholder return on AMIC’s common stock with that of the NASDAQ Stock Market Total Return Index, the NASDAQ US Benchmark Total Return Index, the NASDAQ Insurance Total Return Index and the NASDAQ Insurance (Supersector) Total Return Index. The comparison assumes $100 was invested on December 31, 2008 in AMIC common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.  The performance shown in the graph represents past performance and should not be considered an indication of future performance.

As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will be using the NASDAQ US Benchmark Total Return Index and the NASDAQ Insurance (Supersector) Total Return Index provided by NASDAQ OMX Global Indexes.  Please note, information for the NASDAQ Stock Market Total Return Index and the NASDAQ Insurance Total Return Index is provided from December 31, 2008 through December 31, 2013, the last day this data was available by our vendor provider.

Comparison of Five Year Cumulative Total Return

Among AMIC, NASDAQ Stock Market Total Return Index, NASDAQ US Benchmark Total Return Index, NASDAQ Insurance Total Return Index and the NASDAQ Insurance (Supersector) Total Return Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
AMIC
NASDAQ Stock Market Total Return Index
NASDAQ US Benchmark Total Return Index
NASDAQ Insurance Total Return Index
NASDAQ Insurance (Supersector) Total Return Index

Item 6.

Selected Financial Data

The following is a summary of selected consolidated financial data of the Company for each of the last five years.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Income Data:
Total revenues	$153,269	$101,885	$88,038	$89,404	$104,247
Income from operations	4,418	10,542	3,184	2,982	3,166
Balance Sheet Data:
Total investments	73,632	67,126	64,341	64,449	57,630
Total assets	168,394	158,983	132,780	129,876	131,205
Insurance liabilities	45,319	38,314	29,005	26,203	31,630
AMIC stockholders’ equity	102,386	104,152	93,989	92,060	88,973
Per Share Data:
Basic income per common share	.43	1.16	.29	.25	.31
Diluted income per common share	.43	1.16	.29	.25	.31
Book value per common share	12.68	12.59	11.36	10.82	10.46

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our wholly owned full service direct writer of medical-stop insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”), our 92% owned consumer direct sales call center, IPA Direct, LLC (“IPAD”), our 90% owned consumer direct sales agency, IPA Family LLC (“IPA Family”), and our 51% owned lead generation agency, HealthInsurance.org (“HIO”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 90% of AMIC's stock as of December 31, 2013.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  In 2013, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health, short-term statutory disability benefit product in New York State ("DBL") and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American writes pet insurance, medical stop-loss, short-term medical, occupational accident, dental and other ancillary products.  Given its broad licensing, A- (Excellent) rating from A.M. Best, and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its international health, occupational accident, and pet insurance products.

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

The following is a summary of key performance information and events (in thousands):

	Year Ended
	December 31,
	2013	2012	2011

Revenues	$153,269	$101,885	$88,038
Expenses	146,977	95,233	83,547
Income before income tax	6,292	6,652	4,491
Provision (benefit) for income taxes	1,874	(3,890)	1,307
Net income	4,418	10,542	3,184
Less: Net income attributable to the non-controlling interest	(983)	(950)	(690)
Net income attributable to American Independence Corp.	$3,435	$9,592	$2,494

•

The book value of the Company’s stockholders’ equity increased to $12.68 per share at December 31, 2013 compared to $12.59 per share at December 31, 2012.

•

The Company further reduced the deferred tax asset valuation allowance by $5.9 million at December 31, 2012 primarily due to the expected increase in future income and due to the utilization of deferred taxes in the past several years.  No such adjustment was recorded for the years ended December 31, 2011 and 2013.

•

Net income per share amounted to $0.43 per share, diluted, or $3.4 million, for the year ended December 31, 2013, compared to $1.16 per share, diluted, or $9.6 million for the year ended December 31, 2012.

•

At December 31, 2013, 99.4% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.2% and 3.3% for the years ended December 31, 2013 and 2012, respectively.

•

Premiums earned increased 52% to $127.2 million for the year ended December 31, 2013 from $83.8 million for the year ended December 31, 2012, primarily due to higher pet premiums, higher assumed medical stop-loss premiums, higher assumed international premiums, higher group disability premiums, and higher assumed group major medical premiums.

•

For the years ended December 31, 2013 and 2012, Independence American wrote $6.4 million and $9.5 million, respectively, of individual health business produced by our marketing organization IPA Family.

•

For the year ended December 31, 2013, our Agencies generated revenues of $23.0 million compared to $15.7 million for the year ended December 31, 2012 due to higher revenues generated at HIO, Risk Solutions and Specialty Benefits.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on our three lines of business for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

▪ Medical Stop-Loss	2013	2012	2011

Premiums Earned	$55,508	$47,531	$38,569
Insurance Benefits Claims and Reserves	37,762	32,573	25,759
Profit Commission Expense	2,417	262	1,044
Expenses	14,149	12,662	10,599

Loss Ratio(A)	68.0%	68.5%	66.8%
Profit Commission Expense Ratio (B)	4.4%	0.6%	2.7%
Expense Ratio (C)	25.5%	26.6%	27.5%
Combined Ratio (D)	97.9%	95.7%	97.0%

▪ Fully Insured Health	2013	2012	2011

Premiums Earned	$66,167	$32,762	$30,913
Insurance Benefits Claims and Reserves	45,884	22,220	20,198
Profit Commission Recovery	(129)	(145)	(428)
Expenses	17,060	7,929	7,865

Loss Ratio(A)	69.3%	67.8%	65.3%
Profit Commission Expense Ratio (B)	-0.2%	-0.4%	-1.4%
Expense Ratio (C)	25.8%	24.2%	25.4%
Combined Ratio (D)	94.9%	91.6%	89.3%

▪ Group Disability	2013	2012	2011

Premiums Earned	$5,528	$3,485	$2,966
Insurance Benefits Claims and Reserves	3,472	2,055	1,811
Expenses	1,594	1,043	917

Loss Ratio(A)	62.8%	59.0%	61.1%
Expense Ratio (C)	28.8%	29.9%	30.9%
Combined Ratio (D)	91.6%	88.9%	92.0%

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

•

The Company recorded a decrease in the loss ratio in the medical stop-loss line of business for the year ended December 31, 2013.  This is due to favorable claims experience on direct business, offset by unfavorable claims experience on assumed business emanating from a non-owned MGU program that was terminated effective December 31, 2013.  The company recorded an increase in the profit commission expense ratio due to the profitability of certain programs.

•

The Company recorded an increase in the combined ratio in the fully insured health line of business for the year ended December 31, 2013 primarily due to higher claims in certain assumed group major medical business.

•

The Company experienced a higher loss ratio for group disability for the year ended December 31, 2013 as a result of a higher frequency of DBL claims due to an increase in premiums from larger groups in 2013.

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

Policy Benefits and Claims

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2013.  Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2012, 2011 and 2010 underwriting years that increased (decreased) by (4.9), 12.1, and (1.4) Loss Ratio points, respectively.  While the Company believes that larger variations are possible, based on the Company’s experience to date, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for the 2013 underwriting year at December 31, 2013.  The impact of these reasonably likely changes at December 31, 2013, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $1.3 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves in the 2013 Consolidated Statements of Income.

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

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2013, Independence American derived a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life and Madison National Life have received regulatory approval to cede up to 50% to Independence American under most of IHC’s medical stop-loss programs. For each of the twelve months ended December 31, 2013 and 2012, Standard Security Life and Madison National Life ceded an average of approximately 26% and 24%, respectively, of their medical stop-loss business to Independence American. Independence American reinsures 20% of Standard Security Life’s DBL business and 8% of certain of IHC’s LTD business.  Standard Security Life and Madison National Life also ceded approximately 12% of the majority of their fully insured health business lines to Independence American.  In addition, in 2013, Independence American ceded 9% of its fully insured health business lines to unaffiliated reinsurers.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Management believes that although sufficient uncertainty exists regarding the future realization of deferred tax assets, the valuation allowance has been adjusted to account for the expected utilization of net operating losses against future taxable income.  A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities.

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

Investments

The Company has classified all of its investments as either available-for-sale or trading securities.  These investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Income for trading securities.  Fixed maturities and equity securities available-for-sale totaled $69.2 million and $60.8 million at December 31, 2013 and 2012, respectively.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity.  Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Income on the trade date.

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

Declines in value of securities available-for-sale that are judged to be other-than-temporary are determined based on the specific identification method. The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred. The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates.  If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Income.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists.  For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Income, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets.  It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery.  If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Income for the difference between the carrying value and the fair value of the securities.  For the purpose of other-than-temporary impairment evaluations, redeemable preferred stocks are evaluated in a manner similar to debt securities.  Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  If the fair value of the Company is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2013 or 2012.  If the Company experiences a sustained decline in its results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2013, compared to the Year Ended December 31, 2012

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2013	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$55,508	-	1,242	37,762	16,566	-	$2,422
Fully Insured Health	66,167	-	631	45,884	16,931	-	3,983
Group Disability	5,528	-	73	3,472	1,594	-	535
Total Independence
American	127,203	-	1,946	87,118	35,091	-	6,940
Risk Solutions and
Agencies	-	22,880	111	-	22,384	981	(374)
Corporate	-	-	47	-	1,403	-	(1,356)
Subtotal	$127,203	22,880	2,104	87,118	58,878	981	5,210

Net realized investment gains							1,082
Income before income taxes							6,292
Provision for income taxes							(1,874)
Net income							4,418
Less: Net income attributable to non-controlling interests							(983)
Net income attributable to American Independence Corp.							$3,435

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$47,531	-	1,327	32,574	12,924	-	$3,360
Fully Insured Health	32,762	-	513	22,220	7,784	-	3,271
Group Disability	3,485	-	65	2,055	1,043	-	452
Total Independence
American	83,778	-	1,905	56,849	21,751	-	7,083
Risk Solutions and
Agencies	-	15,567	171	-	14,705	509	524
Corporate	-	-	50	-	1,419	-	(1,369)
Subtotal	$83,778	15,567	2,126	56,849	37,875	509	6,238

Net realized investment losses							603
Other-than-temporary impairment losses							(189)
Income before income taxes							6,652
Income tax benefit							3,890
Net Income							10,542
Less: Net income attributable to non-controlling interests							(950)
Net income attributable to American Independence Corp.							$9,592

Premiums Earned.  Premiums earned increased 52%, or $43,425,000 from 2012 to 2013.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $7,977,000.  This is due to an increase of $8,406,000 in medical stop-loss premiums assumed by Independence American, offset by a decrease of $429,000 in medical stop-loss premiums written by Independence American.  Premiums relating to fully insured health consisting of group major medical, fixed indemnity limited benefit, short-term medical, dental, vision, hospital indemnity, occupational accident, pet insurance, international medical, and individual health increased $33,405,000.  The increase is primarily due to an increase of $15,388,000 in pet premiums, an increase of $11,206,000 in group major medical premiums assumed by Independence American, an increase of $3,072,000 in international medical premiums assumed by Independence American, an increase in small group business written by Independence American of $1,319,000, and an increase in occupational accident business written by Independence American of $954,000.  Premiums relating to group disability increased $2,043,000 due to higher DBL and LTD premiums assumed by Independence American.  For the year ended December 31, 2013, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, and approximately 26% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.  For the year ended December 31, 2013 and December 31, 2012, Independence American assumed approximately 12% and 8%, respectively, of certain of IHC’s group major medical business.

Fee and Agency Income.  Fee and agency income increased $6,980,000 from 2012 to 2013.  Risk Solutions fee income-administration increased $2,401,000 to $7,881,000 for 2013, compared to $5,480,000 for 2012.  Risk Solutions fee income-profit commission decreased $632,000 to $554,000 for 2013, compared to $1,186,000 for 2012.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2013 are based on business written during portions of 2010, 2011 and 2012.  In 2013, agency income consisted of commission income and other fees of $3,655,000 and $38,000 from IPA Family and IPAD, respectively, and revenue of $8,230,000 and $2,063,000 from HIO and Specialty Benefits, respectively.  In 2012, agency income consisted of commission income and other fees of $4,303,000 from IPA Family, and revenue of $3,497,000 and $975,000 from HIO and Specialty Benefits, respectively.

Net Investment Income.  Net investment income decreased $22,000 from 2012 to 2013.  The consolidated investment yields were 3.2% and 3.3% for the years ended December 31, 2013 and 2012, respectively.

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $1,082,000 for the year ended December 31, 2013, compared to a gain of $603,000 for the year ended December 31, 2012.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the year ended December 31, 2013 and 2012, the Company recorded $0 and $189,000, respectively, of other-than-temporary-impairment losses.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income increased $333,000 from 2012 to 2013 due to income from our new equity investment in GAF for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Insurance Benefits, Claims and Reserves.  Due to the increase in premiums, insurance benefits claims and reserves increased 53%, or $30,269,000 from 2012 to 2013.  The increase is primarily due to an increase in assumed group major medical of $10,133,000 due to higher premiums assumed and a higher loss ratio, an increase in direct pet insurance of $9,726,000 due to a higher premiums written and a higher loss ratio, an increase in assumed medical stop-loss of $8,049,000 due to an increase in premiums assumed and a higher loss ratio, an increase in assumed international medical of $1,521,000 due to higher premiums assumed offset by a lower loss ratio, an increase in DBL of $1,272,000 due to higher premiums assumed and a higher loss ratio, and an increase in small group of $1,034,000 due to higher premiums written, offset by a decrease in direct medical stop-loss of $2,861,000 due to a lower loss ratio, and a decrease in direct group major medical of $847,000 due to a decrease in premiums written.

Selling, General and Administrative.  Selling, general and administrative expenses increased $21,003,000 from 2012 to 2013.  This increase is primarily due to higher commission expense of $9,122,000 at Independence American due to higher premiums, higher profit commission expense of $2,170,000 at Independence American due to higher commissions for direct medical stop loss, higher expenses of $1,228,000 due to the formation of Specialty Benefits in May 2012, higher expenses at Risk Solutions of $2,063,000 primarily due to higher salary expense and travel expense related to an increase in sales, higher administration expense of $1,574,000 at Independence American due to higher pet insurance premiums written, higher expenses at HIO of $4,545,000 due to higher referral fees, and higher expenses of $357,000 due to the formation of IPAD in July 2013, offset by lower expenses at IPA Family of $515,000 primarily due to lower agent expenses.

Amortization and Depreciation.  Amortization and depreciation expense increased $472,000 from 2012 to 2013, primarily due to the amortization of intangible assets acquired in the fourth quarter of 2012.

Income Taxes.  The provision for income taxes increased $5,764,000 to $1,874,000, an effective rate of 35.3%, for 2013, compared to a tax benefit of $3,890,000, an effective rate of -68.2%, for 2012.  Net income for 2013 and 2012 includes a non-cash provision for federal income taxes of $1,775,000 and $1,868,000, respectively.  The state tax effective rate decreased to 0.5% for 2013, compared to 1.4% for 2012.  In 2012, the Company further reduced the valuation allowance relating to the deferred tax asset by $5,900,000, which caused a corresponding increase in such deferred tax asset.  The valuation allowance relates to the probability that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs").   For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.  Excluding the $5,900,000 reduction in the valuation allowance relating to the deferred tax asset, the effective tax rate was 35.3% for 2012.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $33,000 from 2012 to 2013.  The net income for the year ended December 31, 2013 and 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA Family. Also included in the net income for the year ended December 31, 2013 is the 7.8% non-controlling interest in our new company IPAD.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased to $3,435,000, or $.43 per share, diluted, for 2013, compared to $9,592,000, or $1.16 per share, diluted, for 2011.

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

Premiums Earned.  Premiums earned increased 16%, or $11,330,000 from 2011 to 2012.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $8,962,000.  This is due to an increase of $4,706,000 in medical stop-loss premiums assumed by Independence American and an increase of $4,256,000 in medical stop-loss premiums written by Independence American.  Premiums relating to fully insured health consisting of group major medical, fixed indemnity limited benefit, short-term medical, dental, vision, hospital indemnity, pets health, international medical and individual health increased $1,849,000.  The increase is primarily due to an increase of $3,271,000 in pet insurance premiums written, an increase of $1,395,000 in other fully insured premiums written, an increase of $428,000 in group major medical assumed, and a $1,971,000 increase in international medical premiums assumed by Independence American, offset by a decrease of $4,126,000 in group major medical premiums written, and a decrease of $1,509,000 in individual health premiums written.  Premiums relating to group disability increased $519,000 primarily due to an increase in LTD premiums assumed by Independence American.  For the year ended December 31, 2012, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, approximately 8% of certain of IHC’s international health and LTD business, and approximately 24% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year other than new lines of business.

Fee and Agency Income.  Fee and agency income increased $2,794,000 from 2011 to 2012.  Risk Solutions fee income-administration increased $530,000 to $5,480,000 for 2012, compared to $4,950,000 for 2011.  Risk Solutions fee income-profit commission increased $515,000 to $1,186,000 for 2012, compared to $671,000 for 2011.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2012 are based on business written during portions of 2009, 2010 and 2011.  In 2012, income from our Agencies consisted of commission income and other fees of $4,303,000 from IPA Family and revenue of $3,497,000 and $975,000 from HIO and our new company Specialty Benefits, respectively.  In 2011, income from our Agencies consisted of commission income and other fees of $4,852,000 from IPA Family and revenue of $2,174,000 from HIO.  The increase in fee income at HIO is due to increases in Internet lead and referral business.

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

Selling, General and Administrative.  Selling, general and administrative expenses increased $2,951,000 from 2011 to 2012.  This increase is primarily due to higher expenses at HIO of $859,000 due to higher referral and management fees, higher expenses of $1,549,000 due to the formation of Specialty Benefits in May 2012, higher commission expense of $2,349,000 at Independence American due to higher assumed medical stop-loss and LTD premiums, offset by lower expenses at Risk Solutions of $302,000 primarily due to lower professional fees, lower expenses at IPA Family of $1,138,000 due to lower professional fees and lower agent expenses, and lower profit commission expense of $498,000 at Independence American primarily for the medical stop-loss business written.

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

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $260,000 from 2011 to 2012.  The net income for 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA Family.  The net income for 2011 relates to the 49% non-controlling interest in HIO and the 49% non-controlling interest in IPA Family for the first three quarters of the year and 21% non-controlling interest in IPA Family for the fourth quarter of the year.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our other subsidiaries to pay dividends to its parent company.  For the twelve months ended December 31, 2013, Independence American and our Agencies paid $1,161,000 in dividends and $2,450,000 in tax payments to Corporate.

Corporate utilizes cash primarily for the payment of general overhead expenses, to make acquisitions, and common stock repurchases.

Cash Flows

The Company had $4.4 million and $4.6 million of cash and cash equivalents as of December 30, 2013 and December 31, 2012, respectively.

For the year ended December 31, 2013, operating activities provided the Company with $16.2 million of cash primarily due to an increase in premiums, whereas $13.6 million of cash was utilized by investing activities primarily due to the purchase of fixed maturities.  Financing activities, which utilized $2.7 million for the period, includes a $0.6 million contingent liability payment, $1.2 million utilized by AMIC to acquire treasury shares, and $0.9 million utilized to pay dividends to noncontrolling interests.

At December 31, 2013, the Company had $10,067,000 of restricted cash at Risk Solutions.  This amount is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $10,067,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At December 31, 2013, the Company had $35,252,000 of policy benefits and claims that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's policy benefits and claims does not coincide with future cash flows.

The chart below reflects the maturity distribution of AMIC’s contractual obligations at December 31, 2013 (in thousands):

	Net Operating	Policy Benefits
	Leases	and Claims	Total

2014	$503	$34,878	$35,381
2015	436	68	504
2016	269	49	318
2017	114	37	151
2018	105	31	136
2019 and thereafter	-	189	189
Total	$1,427	$35,252	$36,679

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $6,594,000 to $73,759,000 at December 31, 2013 from $67,165,000 at December 31, 2012, due to higher net purchases of fixed maturity securities, offset by unrealized losses on fixed maturity securities and net sales of preferred stock.

The Company had receivables from reinsurers of $7,549,000 at December 31, 2013.  All of the business ceded to such reinsurers is of short-duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at December 31, 2013.

The Company's policy benefits and claims by line of business are as follows (in thousands):

	Total Policy Benefits and Claims
	December 31,	December 31,
	2013	2012

Medical Stop-Loss	$20,618	$16,363
Fully Insured Health	13,276	7,822
Group Disability	1,358	808

	$35,252	$24,993

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

The $1,766,000 decrease in AMIC’s stockholders' equity is primarily due to the repurchase of common stock of $1,198,000 and an increase in net unrealized losses on investments of $3,981,000, offset by net income of $3,435,000.  The increase in net unrealized losses on investments is due to a decline in the Company’s bond portfolio as a result of a rise in interest rates in 2013.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized gains on available-for-sale securities totaled $555,000 at December 31, 2013.  Approximately 99.4% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At December 31, 2013, approximately 0.6% (or $390,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily commercial mortgage obligations) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at December 31, 2013.

Approximately 2.0% of fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies.  The purpose of this insurance is to increase the credit quality of the fixed maturities and their credit ratings.  If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the fixed maturities were uninsured.  The following table summarizes the credit quality of our fixed maturity portfolio as rated, and as rated if the fixed maturities were uninsured, at December 31, 2013:

Bond Ratings	As Rated %	If Uninsured %

AAA	20.6%	20.6%
AA	42.8%	40.9%
A	36.0%	37.9%
BBB	-%	-%

Total Investment Grade	99.4%	99.4%

BB or lower	0.6%	0.6%

Total Fixed Maturities	100%	100%

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

The Company reviews its investments regularly and monitors its investments continually for impairments as discussed in Note 1 (H) (v) of the Notes to Consolidated Financial Statements.  The Company did not record an other-than-temporary impairment loss for the year ended December 31, 2013.  For the year ended December 31, 2012, the Company recorded a loss of $359,000 for other-than-temporary impairments.  Of that impairment loss, $170,000 was recognized in earnings for the year ended December 31, 2012, and $170,000 of impairment loss was recognized in other comprehensive income for the year ended December 31, 2012.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at December 31, 2013 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$-	$-	$153	$153

Total	$-	$-	$-	$153	$153

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2013.  In 2013, the Company experienced a decrease in net unrealized gains of $3,981,000 which decreased stockholders' equity by $3,981,000 (reflecting net unrealized losses of $2,152,000 at December 31, 2013 compared to net unrealized gains of $1,829,000 at December 31, 2012).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

The Company performed its annual test at December 31, 2013 and determined that goodwill was not impaired.  No impairment charge was required for 2013 as fair value exceeded carrying value by more than 20%.  Any impairment write-down of goodwill would be charged to expense.  See Note 2 of Notes to Consolidated Financial Statements.

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

Management uses a significant amount of judgment in estimating the fair value of the Company.  The key assumptions underlying the fair value process are subject to uncertainty and change.  The following represent some of the potential risks that could impact these assumptions and the related expected future cash flows: (i) increased competition; (ii) an adverse change in the insurance industry and overall business climate; (iii) changes in state and federal regulations; (iv) rating agency downgrades of our insurance companies; and (v) a sustained and significant decrease in our share price and market capitalization.  At December 31, 2013, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of AMIC stock in 2013, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) IHC owns 90% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of AMIC stock, and (iii) lack of analyst coverage of the Company.  If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

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

The majority of Independence American’s revenue is from reinsurance premiums, although Independence American continues to increase the premiums written on its paper.  During 2013, Independence American wrote group major medical, medical stop-loss, pet insurance, major medical plans for individuals and families, hospital indemnity, a small amount of short-term medical, fixed indemnity limited benefit and dental.  Independence American has ceased writing major medical plans for individuals and families and has curtailed writing small group major medical.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its pet insurance, occupational accident and ancillary health products.  The majority of major medical plans for individuals and families was written through IPA Family.  IPA Family and IPAD have begun to write major medical through well-known national insurance companies while continuing to focus on Independence American’s and IHC’s ancillary products.

•

We experienced meaningful growth in reinsured medical stop-loss premiums in 2013 as a result of growth in business written by IHC, and this trend continued in 2014.  We have also begun writing small group stop-loss on Independence American paper.  This increase is attributable to a growing market for medical stop-loss as smaller employers identify the advantages of self-funding, the expansion of IHC as a direct writer, and the emergence of IHC’s captive solution program.

•

Our pet insurance premiums experienced significant growth in 2013 and is expected to continue in 2014.

•

We continue to focus on direct-to-consumer distribution initiatives through IPAD, IPA Family and HIO as we believe this will be a growing means for selling health insurance and ancillary products in the coming years.

•

Our individual major medical premiums will dissipate in 2014 as a result of having exited this line of business.

•

Further adapting to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands.

•

Our small group major medical reinsured premiums are expected to decrease in 2014 as a result of exiting the two states in which Independence American wrote business, and a decrease of premiums reinsured from IHC.

•

We intend to increase our sales of (and reinsurance from IHC’s sales of) short-term and fixed indemnity limited benefit and ancillary health products, such as dental, to offset the reduction in major medical premiums.  We will also increase our DBL reinsurance premiums due to higher sales at IHC.

•

Significant growth in non-subscriber occupational accident insurance in Texas, and health insurance for groups seeking coverage for expatriate employees.

•

We make changes in the valuation allowance for our deferred tax asset from time to time as our earnings grow, which would positively impact our earnings and book value.

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

Percentage of Business Ceded

In 2014 and beyond, the percentage of medical stop-loss ceded to Independence American will depend on how much IHC determines it has available to reinsure and Independence American’s desire to reinsure IHC’s business.  Since the percentage being ceded is now well in excess of the contractual minimum, there is no guarantee that IHC will continue to increase the percentage of business ceded to Independence American or, in fact, cede in excess of 15%.  However, Risk Solutions is a significant producer of medical stop-loss business for IHC.

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

Amount of Premiums Written

The gross medical stop-loss premiums earned by IHC increased by approximately 19%, and premiums earned by AMIC increased 17% in 2013 as a result of an increase in premiums produced by Risk Solutions.  Risk Solutions anticipates increasing its production of medical stop-loss business in 2014.  IHC has reported that it expects its fully insured and DBL premiums to increase in 2013.  Therefore, Independence American anticipates reinsuring a higher amount of medical-stop loss and DBL premium ceded by IHC in 2014.

Profitability

While maintaining our current profitability levels, we experienced significant growth of our stop-loss business in 2013, our largest core business, which we attribute to the more efficient and controlled model of writing the majority of our medical stop-loss on a direct basis.  At present, all indicators point to a continuation of these trends for business produced by Risk Solutions in 2014.

We will continue to focus on our strategic objectives, including expanding our distribution network.  However, the success of a portion of our Fully Insured Health business has been affected by the passage of the Patient Protection and Affordable Care Act of 2010, as amended, and its subsequent interpretations by state and federal regulators.  We are continuing our comprehensive review of all the options for AMIC and we are continuing our evaluation of our portfolio of health insurance products.  While the law has influenced our decision, and that of many other insurers, to exit or reduce their presence in major medical essential health benefit (“EHB”) plans in the small employer and individual markets, non-EHB lines of business and Medical Stop-Loss have been impacted by health care reform minimally or not at all.

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

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio (excluding redeemable preferred stocks of $348,000) assuming immediate changes in interest rates at specified levels at December 31, 2013:

	Change in Interest Rates
	200 basis	100 basis	Base	100 basis	200 basis
	point rise	point rise	scenario	point decline	point decline
Corporate securities	$30,484	$32,416	$34,567	$36,872	$39,033
Foreign government	2,333	2,418	2,519	2,623	2,733
CMO	1,260	1,328	1,389	1,442	1,476
U.S. Government obligations	6,661	6,735	6,811	6,855	6,856
Agency MBS	80	81	83	84	85
GSE	395	408	422	436	440
State & Political Subdivisions	18,043	19,922	22,083	24,286	25,872

Total Estimated fair value	$59,256	$63,308	$67,874	$72,598	$76,495

Estimated change in value	$(8,618)	$(4,566)		$4,724	$8,621

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

Item 8.  Financial Statements and Supplementary Data

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control over Financial Reporting	43

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	45

Consolidated Statements of Income for the years ended December 31, 2013, 2012
and 2011	46

Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2013, 2012 and 2011	47

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2011, 2012 and 2013	48

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012
and 2011	49

Notes to Consolidated Financial Statements	50

SCHEDULES:*

Report of Independent Registered Public Accounting Firm	82

Summary of investments - Other than investments in related parties as of
December 31, 2013 (Schedule I)	83

Financial information of parent company (Schedule II)	84-86

Supplementary insurance information (Schedule III)	87

Reinsurance (Schedule IV)	88

Valuation and qualifying accounts (Schedule V)	89

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

Management assessed the effectiveness of AMIC's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework (1992). Based on our assessment we concluded that, as of December 31, 2013, AMIC's internal control over financial reporting is effective.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Independence Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 14, 2014

 American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS:	2013	2012
Investments:
Securities purchased under agreements to resell	$3,563	$5,234
Trading securities	859	1,056
Fixed maturities available-for-sale, at fair value	68,222	58,329
Equity securities available-for-sale, at fair value	988	2,507

Total investments	73,632	67,126

Cash and cash equivalents	4,424	4,576
Restricted cash ($8,803 and $8,711, respectively, restricted by related parties)	10,067	13,321
Accrued investment income	604	755
Premiums receivable ($8,622 and $5,369, respectively, due from related parties)	14,364	10,387
Net federal deferred tax asset	11,248	13,024
Due from reinsurers ($3,206 and $3,016, respectively, due from related parties)	7,549	6,307
Goodwill	23,561	23,561
Intangible assets	2,336	3,379
Accrued fee income ($1,076 and $777, respectively, due from related parties)	2,332	3,122
Due from securities brokers	172	61
Other assets	18,105	13,364

TOTAL ASSETS	$168,394	$158,983

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims ($17,370 and $12,378, respectively, due to related parties)	$35,252	$24,993
Premium and claim funds payable ($8,803 and $8,711, respectively,
due to related parties)	10,067	13,321
Commission payable ($3,423 and $2,868, respectively, due to related parties)	5,455	4,329
Accounts payable, accruals and other liabilities ($1,643 and $1,317, respectively,
due to related parties)	13,250	10,118
State income taxes payable	544	545
Due to securities brokers	45	22
Due to reinsurers ($639 and $432, respectively, due to related parties)	1,177	1,431

Total liabilities	65,790	54,759

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares issued, respectively; 8,072,548 and 8,272,332 shares outstanding,
respectively	92	92
Additional paid-in capital	479,481	479,451
Accumulated other comprehensive income (loss)	(2,152)	1,829
Treasury stock, at cost, 1,109,245 shares and 909,461 shares, respectively	(10,305)	(9,107)
Accumulated deficit	(364,730)	(368,113)
Total American Independence Corp. stockholders’ equity	102,386	104,152
Non-controlling interest in subsidiaries	218	72
Total equity	102,604	104,224
TOTAL LIABILITIES AND EQUITY	$168,394	$158,983

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended
	December 31,
	2013	2012	2011
REVENUES:
Premiums earned ($69,710, $41,191 and $36,350,	$127,203	$83,778	$72,448
respectively, from related parties)
Fee and agency income ($10,058, $5,622 and $4,764,	22,421	15,441	12,647
respectively, from related parties)
Net investment income	2,104	2,126	2,189
Net realized investment gains (loss)	1,082	603	520
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	-	(359)	(130)
Portion of losses recognized in other comprehensive income	-	170	41
Net impairment losses recognized in earnings	-	(189)	(89)
Other income	459	126	323
	153,269	101,885	88,038

EXPENSES:
Insurance benefits, claims and reserves ($40,490, $25,993 and $19,609,
respectively, from related parties)	87,118	56,849	47,768
Selling, general and administrative expenses ($19,223, $13,335 and
$11,914, respectively, from related parties)	58,878	37,875	34,924
Amortization and depreciation	981	509	855
	146,977	95,233	83,547

Income before income tax	6,292	6,652	4,491
Provision (benefit) for income taxes	1,874	(3,890)	1,307

Net income	4,418	10,542	3,184
Less: Net income attributable to the non-controlling interest	(983)	(950)	(690)

Net income attributable to American Independence Corp.	$3,435	$9,592	$2,494

Basic income per common share:
Basic income per common share attributable to
American Independence Corp. common stockholders	$.43	$1.16	$.29

Weighted-average shares outstanding	8,076	8,272	8,497

Diluted income per common share:
Diluted income per common share attributable to
American Independence Corp. common stockholders	$.43	$1.16	$.29

Weighted-average diluted shares outstanding	8,084	8,272	8,497

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended
	December 31,
	2013	2012	2011

Net Income	$4,418	$10,542	$3,184
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(3,124)	937	1,752
Reclassification adjustment for (gains) losses included in net income	(857)	(575)	(666)
Reclassification adjustment for other-than-temporary impairment
losses included in net income	-	189	89
Other comprehensive income (loss)	(3,981)	551	1,175
Comprehensive income	437	11,093	4,359
Less: comprehensive income attributable to non-controlling interests	(983)	(950)	(690)
Comprehensive income (loss) attributable to American Independence Corp.	$(546)	$10,143	$3,669

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

Years Ended December 31, 2011, 2012 and 2013

(In thousands)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2010	$92	$479,910	$103	$(7,976)	$(380,069)	$92,060	$117	$92,177

Net income					2,494	2,494	690	3,184
Net change in unrealized gains (losses)
on certain available-for-sale securities			1,175			1,175	-	1,175
Exercise of stock options				161	(104)	57		57
Repurchase of common stock				(1,310)		(1,310)		(1,310)
Dividends paid to non-controlling interest							(812)	(812)
Other stock issuances		(10)		18	(8)	-	-	-
Other		(525)			(5)	(530)	5	(525)
Share-based compensation expense		43				43	-	43
BALANCE AT DECEMBER 31, 2011	92	479,418	1,278	(9,107)	(377,692)	93,989	-	93,989

Net income					9,592	9,592	950	10,542
Net change in unrealized gains (losses)
on certain available-for-sale securities			551			551	-	551
Dividends paid to non-controlling interest						-	(891)	(891)
Other					(13)	(13)	13	-
Share-based compensation expense		33				33	-	33
BALANCE AT DECEMBER 31, 2012	92	479,451	1,829	(9,107)	(368,113)	104,152	72	104,224

Net income					3,435	3,435	983	4,418
Net change in unrealized gains (losses)
on certain available-for-sale securities			(3,981)			(3,981)	-	(3,981)
Dividends paid to non-controlling interest							(889)	(889)
Other		(12)			(52)	(64)	52	(12)
Repurchase of common stock				(1,198)		(1,198)		(1,198)
Share-based compensation expense		42				42	-	42
BALANCE AT DECEMBER 31, 2013	$92	479,481	$(2,152)	$(10,305)	$(364,730)	$102,386	$218	$102,604

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,418	$10,542	$3,184
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment (gains) losses	(1,082)	(603)	(520)
Other-than-temporary impairment losses	-	189	89
Amortization and depreciation	981	509	855
Equity loss (gain)	(446)	(57)	(9)
Deferred tax expense (income)	1,779	(3,965)	1,389
Non-cash stock compensation expense	42	33	43
Amortization of bond premiums and discounts	594	-	-
Change in operating assets and liabilities:
Net purchases of trading securities	423	(196)	-
Change in policy benefits and claims	10,259	3,963	(979)
Change in net amounts due from and to reinsurers	(1,496)	68	(858)
Change in accrued fee income	790	(1,930)	41
Change in claims fund	(55)	(978)	(1,213)
Change in commissions payable	1,126	1,309	(1,161)
Change in premiums receivable	(3,977)	(2,926)	2,604
Change in income taxes	54	162	(91)
Distribution from interest in partnerships	-	86	-
Change in other assets and other liabilities	2,780	1,362	(247)

Net cash provided by operating activities	16,190	7,568	3,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in securities under resale and repurchase agreements	1,671	(2,555)	4,037
Sales of and principal repayments on fixed maturities	37,191	29,305	30,942
Maturities and other repayments of fixed maturities	4,319	2,851	3,827
Purchases of fixed maturities	(55,102)	(32,398)	(37,036)
Sales of equity securities	1,501	528	9,579
Purchases of equity securities	-	-	(10,009)
Change in loan receivable	(1,410)	(425)	(2,000)
Cash paid in acquisitions, net of cash acquired	(1,250)	(2,300)	(525)
Other investing activities	(533)	254	(1,555)

Net cash used by investing activities	(13,613)	(4,740)	(2,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	-	57
Payment of contingent liability on acquisition	(642)	-	-
Dividends paid to non-controlling interests	(889)	-	-
Repurchase of common stock	(1,198)	-	(1,310)

Net cash used by financing activities	(2,729)	-	(1,253)

Increase (decrease) in cash and cash equivalents	(152)	2,828	(866)
Cash and cash equivalents, beginning of period	4,576	1,748	2,614
Cash and cash equivalents, end of period	$4,424	$4,576	$1,748

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$32	$5	$7

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), a lead generation agency; e) our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”); f) our 40% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for a managing general underwriting agency for non-subscriber occupational accident business; g) our 90% ownership in IPA Family, LLC (“IPA Family”), a consumer direct sales agency, and h) our 92% ownership in IPA Direct, LLC (“IPAD”), a consumer direct sales call center.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".  Risk Solutions, Specialty Benefits, HIO, IPAD and IPA Family are collectively referred to as “our Agencies”.

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC").  In October 2013, IHC purchased 762,640 shares of AMIC stock for $10.00 per share in connection with a tender offer for such shares and, as a result, IHC and its subsidiaries further increased its ownership of AMIC to 90.0% at December 31, 2013.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York statutory disability (“DBL”), short-term medical, long-term disability (“LTD”) and group major medical.

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

(C)

Reclassifications

Certain amounts in prior years' Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2013 presentation.

(D)

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  If the fair value of the Company is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  In determining the fair value of the Company, the Company used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we made assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the Company.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2013 or 2012.

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

(H)

Investment Securities

(i) Investments in fixed income securities, redeemable preferred stock equity securities and derivatives (options and options on future contracts) are accounted for as follows:

(a) Securities which are held for trading purposes are carried at estimated fair value ("fair value").  Changes in fair value are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Income.

(b) Securities not held for trading purposes which may or may not be held to maturity ("available-for-sale securities") are carried at fair value. Unrealized gains and losses deemed temporary are credited or charged, as appropriate, directly to accumulated other comprehensive income (a component of stockholders' equity).  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity.  Realized gains and losses on sales of available-for-sale securities are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Income.

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Income.  While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.  There were no such transactions outstanding at December 31, 2013 and 2012.

(iii) Gains or losses on sales of securities are determined on the basis of specific identification and are recorded in the Consolidated Statements of Income on the trade date.

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

(v) The Company reviews its investment securities regularly and determines whether other-than-temporary impairments have occurred.  The factors considered by management in its regular review include, but are not limited to:  the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions including the effect of changes in market interest rates.  If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Income.  If a decline in fair value of a debt security is judged by management to be other-than-temporary and; (i) the Company does not intend to sell the security; and (ii) it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost, the Company assesses whether the present value of the cash flows to be collected from the security is less than its amortized cost basis. To the extent that the present value of the cash flows generated by a debt security is less than the amortized cost basis, a credit loss exists.  For any such security, the impairment is bifurcated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Income, establishing a new cost basis for the security. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income in the Consolidated Balance Sheets.  It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery.  If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Income for the difference between the carrying value and the fair value of the securities.  For the purpose of other-than-temporary impairment evaluations, redeemable preferred stocks are evaluated in a manner similar to debt securities.  Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features are evaluated using the equity model in consideration of other-than-temporary impairment.

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

Fee and Agency income consisted of the following (in thousands):

	Year Ended
	December 31,
	2013	2012	2011

Agency income	$13,986	$8,775	$7,026
Fee income–administration	7,881	5,480	4,950
Fee income– profit commissions	554	1,186	671

	$22,421	$15,441	$12,647

(K)

Policy Benefits and Claims

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

Medical Stop-Loss

Liabilities for policy benefits and claims on medical stop-loss coverages are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  Reserves for medical stop-loss insurance are more volatile in nature than those for fully insured medical insurance.  This is primarily due to the excess nature of medical stop-loss, with very high deductibles applying to specific claims on any individual claimant and in the aggregate for a given group.  The level of these deductibles makes it more difficult to predict the amount and payment pattern of such claims.  Furthermore, these excess claims are highly sensitive to changes in factors such as medical trend, provider contracts and medical treatment protocols, adding to the difficulty in predicting claim values and estimating reserves.  Also, because medical stop-loss is in excess of an underlying benefit plan, there is an additional layer of claim reporting and processing that can affect claim payment patterns.  Finally, changes in the distribution of business by effective month can affect reserve estimates due to the timing of claim occurrences and the time required to accumulate claims against the stop-loss deductible.

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

Fully Insured Health

Liabilities for policy benefits and claims for fully insured medical business are established to provide for the liability for incurred but not paid claims.  Reserves are calculated using standard actuarial methods and practices.  Historical paid claim patterns are reviewed and estimated development factors are applied to immature incurred months to calculate these reserves.  The primary assumption in the determination of fully insured reserves is that historical claim development patterns are representative of future claim development patterns.  Factors which may affect this assumption include changes in claim payment processing times and procedures, changes in time delay in submission of claims and the incidence of unusually large claims.  Liabilities for fully insured medical reserves and disability coverages are computed using completion factors and expected Net Loss Ratios derived from actual historical premium and claim data.  The reserving analysis includes a review of claim processing statistical measures and large claim early notifications; the potential impacts of any changes in these factors are not material.  The delay in submission of claims tends to be stable over time and not subject to significant volatility.

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

Liabilities for policy benefits and claims on short-term medical and disability coverages are computed using claim development patterns and projected loss ratios derived from actual historical premium and claim data.

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2013 and December 31, 2012. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings in the period in which they arise.

(L)

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. In 2013 and 2012, Independence American derived a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.

(M)

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that the deferred tax asset will not be realized (see Note 12 of Notes to Consolidated Financial Statements).  A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities.

(N)

Income Per Common Share

Basic income per common share is computed using the weighted average number of common stock shares outstanding during the period.  Diluted income per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period.  Common stock equivalents consist of stock options and restricted stock (using the "treasury stock" method).  Common stock equivalent shares are excluded from the computation if the effect is anti-dilutive.  As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss.  Included in the diluted earnings per share calculation for year ended December 31, 2013 are approximately 8,000 shares from the assumed exercise of options using the treasury stock method.  For the year ended December 31, 2012, shares from the assumed dilution due to the exercise of common stock options using the treasury stock method were deemed anti-dilutive.  Net income does not change as a result of the assumed dilution.

(O)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In July 2013, the FASB, issued guidance for the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The Company’s presentation of unrecognized tax benefits is consistent with this guidance and therefore the adoption of such guidance will not have an effect on the Company’s consolidated financial statements.

In July 2011, the FASB issued guidance specifying that the liability for the fees paid to the Federal Government by health insurers as a result of recent healthcare reform legislation should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The estimated liability for the mandated fees payable to the Federal Government is expected to be immaterial for the Company.

 (P)

Segment Reporting

The Company manages and reports the business as a single segment in accordance with FASB guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  FASB guidance requires the use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management disaggregates a company.

The Company is managed with a focus on its overall insurance and reinsurance capabilities as opposed to any one line of business.  Our Chief Executive Officer, who is our chief decision maker, evaluates financial information for our business as a single segment in allocating resources and assessing performance.  The integrated nature of our insurance lines of business with our Agencies is sufficiently commingled to permit their aggregation as a single reporting segment.

2.  Goodwill

The Company had goodwill of $23,561,000 at December 31, 2013 and 2012.

The Company performed its annual test at December 31, 2013 and determined that goodwill was not impaired.

At December 31, 2013, the Company’s market capitalization was less than its book value indicating a potential impairment of goodwill.  As a result, the Company assessed the factors contributing to the performance of AMIC stock in 2013, and concluded that the market capitalization does not represent the fair value of the Company.  The Company noted several factors that have led to a difference between the market capitalization and the fair value of the Company, including (i) the Company’s stock is thinly traded and a sale of even a small number of shares can have a large percentage impact on the price of the stock, (ii) IHC owns 90% of the outstanding shares, which has had a significant adverse impact on the number of shares available for sale and therefore the trading potential of AMIC stock, and (iii) lack of analyst coverage of the Company.  If the Company experiences a sustained decline in its results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

3.  Intangible Assets

Intangible assets at December 31, 2013 and 2012 consist of the following (in thousands):

	December 31, 2013			December 31, 2012
	Definitive	Indefinite		Definitive	Indefinite
	Lives (a)	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$12,298	$100	$12,398	$9,373	$100	$9,473
Additions	-	-	-	2,925	-	2,925
Adjustment for contingent payment	(183)	-	(183)	-	-	-
Balance end of period	12,115	100	12,215	12,298	100	12,398

Accumulated Amortization
Balance beginning of period	(9,019)	-	(9,019)	(8,567)	-	(8,567)
Amortization expense	(860)	-	(860)	(452)	-	(452)
Balance end of period	(9,879)	-	(9,879)	(9,019)	-	(9,019)

Net intangible assets	$2,236	$100	$2,336	$3,279	$100	$3,379

Weighted average remaining life in years			1.50			2.11

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2014	$716
2015	542
2016	392
2017	274
2018	170
2019 and thereafter	142

In July 2012, AMIC acquired the assets and renewal contract rights of a MGU of medical stop-loss business for an aggregate purchase price of $1,825,000.  The purchase price consisted of $1,300,000 in cash and $525,000 in contingent consideration which was expected to be paid in early 2013 based on expected growth in the acquired block of business.  AMIC recorded other intangible assets representing broker relationships, which will be amortized over a weighted average period of 7.0 years.  In accordance with the terms of the agreement, the fair value of the contingent liability was re-measured in the first quarter of 2013 resulting in a cash payment of $342,000 and a $183,000 decrease in the related intangible asset.

In November 2012, AMIC entered into a consulting agreement to continue writing certain medical stop-loss business for an aggregate fee of $1,100,000.  The fee consisted of $500,000 in cash and $600,000 in contingent consideration expected to be paid in 2013 and 2014 based on the expected block of business.  AMIC recorded other intangible assets representing broker relationships, which will be amortized over a weighted average period of 7.0 years.  In accordance with the terms of the agreement, $300,000 of the contingent consideration was paid in the fourth quarter of 2013, and the remaining $300,000 is expected to be paid in 2014.

4.  Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2013, the Company had $3,563,000 invested in resale agreements, all of which settled on January 2, 2014 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

5.  Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	DECEMBER 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$35,788	$140	$(1,361)	$34,567
Foreign government	2,665	20	(166)	2,519
Collateralized mortgage obligations (CMO) – residential	1,147	8	(3)	1,152
CMO – commercial	390	-	(153)	237
States, municipalities and political subdivisions	22,921	163	(1,001)	22,083
U.S. government	6,698	118	(5)	6,811
Government sponsored enterprise (GSE)	430	4	(12)	422
Agency mortgage backed pass through securities (MBS)	79	4	-	83
Redeemable preferred stocks	273	74	-	348
Total fixed maturities	$70,392	$531	$(2,701)	$68,222

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	970	24	(6)	988
Total available-for-sale equity securities	$970	$24	$(6)	$988

	DECEMBER 31, 2012
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$33,015	$883	$(112)	$33,786
CMO - residential	842	222	-	1,064
CMO – commercial	390	-	(162)	228
States, municipalities and political subdivisions	9,630	398	(21)	10,007
U.S. government	6,217	216	-	6,433
GSE	6,042	250	-	6,292
MBS	151	12	-	163
Redeemable preferred stocks	273	83	-	356
Total fixed maturities	$56,560	$2,064	$(295)	$58,329

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Nonredeemable preferred stocks	2,447	60	-	2,507
Total available-for-sale equity securities	$2,447	$60	$-	$2,507

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The amortized cost and fair value of fixed maturities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE
	(in thousands)

Due in one year or less	$537	$548
Due after one year through five years	15,824	16,030
Due after five years through ten years	27,231	26,077
Due after ten years	24,755	23,673
CMOs and MBSs	2,045	1,894

	$70,392	$68,222

The following tables summarize, for all securities in an unrealized loss position at December 31, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses

Corporate securities	$22,800	$879	$5,562	$482	$28,362	$1,361
Foreign government	-	-	1,279	166	1,279	166
CMO – residential	742	3	-	-	742	3
CMO – commercial	-	-	237	153	237	153
U.S. Government	493	5	-	-	493	5
GSE	366	12	-	-	366	12
States, municipalities and political subdivisions	14,962	895	2,265	106	17,227	1,001
Nonredeemable preferred stocks	393	6	-	-	393	6
Total temporarily impaired securities	$39,756	$1,800	$9,343	$907	$49,099	$2,707

Number of securities in an unrealized loss position	31		9		40

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses

Corporate securities	$12,378	$112	$-	$-	$12,378	$112
CMO – commercial	-	-	228	162	228	162
States, municipalities and political subdivisions	3,760	21	-	-	3,760	21
Total temporarily impaired securities	$16,138	$133	$228	$162	$16,366	$295

Number of securities in an unrealized loss position	14		1		15

Substantially all of the unrealized losses on fixed maturities at December 31, 2013 and December 31, 2012 were attributable to changes in market interest rates.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

The following table summarizes the Company’s net investment income for the years indicated (in thousands):

	Year Ended
	December 31,
	2013	2012	2011

Fixed maturities	$2,017	$1,848	$1,918
Equity securities	120	256	281
Short-term investments	4	6	3
Other	(37)	16	(13)

Net investment income	$2,104	$2,126	$2,189

The following table summarizes the Company’s net realized investment gains (losses) for the years indicated (in thousands):

	Year Ended
	December 31,
	2013	2012	2011

Available-for-sale securities:
Fixed maturities	$834	$579	$737
Common stock	-	-	(146)
Preferred stock	23	(4)	(71)
Total available-for-sale securities	857	575	520

Trading securities	214	9	-

Unrealized gain (loss) on trading securities:
Available-for-sale securities transferred
to trading category	-	20	-
Change in unrealized gain on trading securities	11	(1)	-
Total unrealized gain on trading securities	11	19	-

Net realized investment gains	$1,082	$603	$520

For the twelve months ended December 31, 2013, the Company recorded realized gross gains of $1,377,000 and gross losses of $306,000 on sales of available-for-sale securities.  For the twelve months ended December 31, 2012, the Company recorded realized gross gains of $937,000 and gross losses of $353,000 on sales of available-for-sale securities.  For the twelve months ended December 31, 2011, the Company recorded realized gross gains of $1,042,000 and gross losses of $522,000 on sales of available-for-sale securities.

In January 2012, the Company transferred equity securities previously classified as available-for-sale into the trading category and, as a result, recognized $42,000 of gross gains and $22,000 of gross losses in net realized investment gains on the accompanying Consolidated Statements of Income.  These gains and losses were previously included in accumulated other comprehensive income.

We recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income.  For the years ended December 31, 2013, 2012 and 2011, other-than-temporary impairments recognized in earnings of $0, $189,000 and $89,000, respectively, represent credit losses on fixed maturities as a result of the expected cash flows of certain securities being less than the securities’ amortized cost.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows (in thousands):

	2013	2012	2011

Balance at beginning of year	$288	$145	$99
Securities sold	-	(46)	-
Credit portion of other-than-temporary
impairment losses recognized during period	-	189	46

Balance at end of year	$288	$288	$145

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

The following tables present our financial assets measured at fair value on a recurring basis at December 31, 2013 and 2012, respectively (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$34,567	$-	$34,567
Foreign government	-	2,519	-	2,519
CMO - residential	-	1,152	-	1,152
CMO – commercial	-	-	237	237
States, municipalities and political
subdivisions	-	22,083	-	22,083
U.S. government	-	6,811	-	6,811
GSE	-	422	-	422
MBS - residential	-	83	-	83
Redeemable preferred stocks	348	-	-	348
Total fixed maturities	348	67,637	237	68,222

Equity securities available-for-sale:
Nonredeemable preferred stocks	988	-	-	988
Total equity securities	988	-	-	988

Trading securities:
Common Stock	859	-	-	859
Total trading securities	859	-	-	859

Total financial assets	$2,195	$67,637	$237	$70,069

	December 31, 2012
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$33,786	$-	$33,786
CMO - residential	-	656	408	1,064
CMO – commercial	-	-	228	228
States, municipalities and political
subdivisions	-	10,007	-	10,007
U.S. government	-	6,433	-	6,433
GSE	-	6,292	-	6,292
MBS - residential	-	163	-	163
Redeemable preferred stocks	356	-	-	356
Total fixed maturities	356	57,337	636	58,329

Equity securities available-for-sale:
Nonredeemable preferred stocks	2,507	-	-	2,507
Total equity securities	2,507	-	-	2,507

Trading securities:
Common Stock	1,056	-	-	1,056
Total trading securities	1,056	-	-	1,056

Total financial assets	$3,919	$57,337	$636	$61,892

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the year ending December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category as a result of limited or inactive markets during 2013.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during 2013.  Two securities were sold out of the Level 3 category in 2012.  The changes in the carrying value of Level 3 assets and liabilities for the years ended December 31, 2013 and 2012 are summarized as follows (in thousands):

	CMOs
	Residential	Commercial	Total

Balance, December 31, 2011	$864	$215	$1,079

Repayments of fixed maturities	(94)	-	(94)
Net realized investment losses	(41)	-	(41)
Sales of securities	(432)	-	(432)
Other-than-temporary
Impairment losses	-	(189)	(189)
Net unrealized gain
included in accumulated
other comprehensive loss	111	202	313

Balance, December 31, 2012	$408	$228	$636

Repayments of fixed maturities	(9)	-	(9)
Net realized investment gains	225	-	225
Sales of securities	(415)	-	(415)
Other-than-temporary
Impairment losses	-	-	-
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	(209)	9	(200)

Balance, December 31, 2013	$-	$237	$237

7.  Fixed Assets

Fixed assets, which are included in other assets, consist of the following (in thousands):

	As of December 31,
	2013	2012

Furniture and fixtures	$378	$783
Leasehold improvements	68	152
Equipment	1,172	1,093
Total	1,618	2,028
Less: allowance for depreciation	(1,047)	(1,833)
Fixed assets, net	$571	$195

8.  Other Investments

At December 31, 2013 and December 31, 2012, the Company had an equity investment in Majestic with a carrying value of $744,000 and $768,000, respectively.  For years 2013, 2012 and 2011, the Company recorded $(24,000), $57,000 and $9,000, respectively, for its share of income (loss) from its investment in other income in the Consolidated Statements of Income.

In November 2012, the Company invested $500,000 in exchange for a 3.75% interest in Pets Best Insurance Services, LLC (“Pets Best”), a third party administrator for pet insurance.  This investment is carried at cost.

On December 31, 2012, the Company invested $1,250,000 in exchange for a 40% interest in Global Accident Facilities, LLC (“GAF”).  GAF acquired Accident Insurance Services, Morgan Financial, Caprock Claim Management and Medical Pricing Strategies, jointly referred to as AIS.  AIS produces and administers occupational accident and related coverages sold to Texas non-subscribers to workers compensation.  At December 31, 2013 and December 31, 2012, the Company had an equity investment in GAF with a carrying value of $1,720,000 and $1,250,000, respectively.  For the year ended 2013, the Company recorded $470,000 for its share of income from its investment in other income in the Consolidated Statements of Income.

9.  Commitments and Contingencies

Fixed maturities with a carrying value of $6,152,000 are on deposit with various state insurance departments at December 31, 2013.

The Company has operating leases for office space and certain other office equipment.  These operating leases provide for minimum rents and generally include options to renew for additional periods.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2013 are as follows (in thousands):

Year Ending	Net Operating
December 31,	Leases
2014	$503
2015	436
2016	269
2017	114
2018	105
2019 and thereafter	-
Total	$1,427

The Company's net rent expense for years 2013, 2012, and 2011 were $403,000, $276,000, and $222,000, respectively.

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

10.  Share-Based Compensation

2009 Stock Incentive Plan ("2009 Plan")

Effective July 1, 2009, the Company implemented the 2009 Plan, which the Company's stockholders approved on June 19, 2009.  The 2009 Plan was preceded by the 1998 Stock Incentive Plan (“1998 Plan”), which expired by its terms on October 7, 2008.  The 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting ratably over four years.  At December 31, 2013, stock options for 222,285 shares of common stock were outstanding, stock options for 207,840 shares of common stock were vested, and 6,503,887 shares of common stock that had not been issued remained available for future stock options grants and other awards.  Awards made under the 1998 Plan prior to its expiration are still in effect.

Total share-based compensation expense was $42,000, $33,000 and $43,000 for the twelve months ended December 31, 2013, 2012 and 2011, respectively.  Related tax benefits of $15,000, $11,000 and $15,000 were recognized for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

Stock Options

The Company’s stock option activity for the year ended December 31, 2013 was as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2012	227,285	$11.40

Expired	(18,334)	7.50
Granted	13,334	7.01

Balance, December 31, 2013	222,285	$11.46

Compensation expense was $42,000, $33,000, and $36,000 for the twelve months ended December 31, 2013, 2012, and 2011, respectively.  As of December 31, 2013, there was approximately $59,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2013:

	Outstanding	Exercisable

Number of options	222,285	207,840
Weighted average exercise price per share	$11.46	$11.79
Aggregate intrinsic value of options	$398,759	$321,432
Weighted average contractual term remaining	2.77 years	2.34 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the twelve months ended December 31, 2013, 2012 and 2011 was $4.04, $0 and $3.02 per share, respectively.  The assumptions set forth in the table below were used to value the stock options granted during the twelve months ended December 31, 2013 and 2011.  No options were granted in 2012.

	December 31,
	2013	2011

Weighted-average risk-free interest rate	2.30%	3.11%
Annual dividend rate per share	$-	$-
Weighted-average volatility factor of the Company's common stock	45.00	36.89
Weighted-average expected term of options	5 years	5 years

Restricted Stock

The Company issued 12,000 restricted stock awards in the second quarter of 2008, with a weighted average grant-date fair value of $6.92 per share.  No restricted stock awards have been issued since then.  Restricted stock expense was $0, $0, and $7,000 for the twelve months ended December 31, 2013, 2012 and 2011, respectively.  There were no restricted stock awards outstanding as of December 31, 2013, 2012 and 2011.

11.  Related Party Transactions

Independence American derives a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties were entered into in 2002 and terminate on December 31, 2014, unless terminated sooner by Independence American.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life and Madison National Life have received regulatory approval to cede up to 50% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2013 and 2012, Standard Security Life and Madison National Life ceded an average of approximately 26% and 24%, respectively, of their medical stop-loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s DBL business.  Independence American assumed 8% of certain of IHC’s international health and LTD business.  Standard Security Life and Madison National Life ceded approximately 12% and 8% of the majority of its fully insured health business to Independence American in 2013 and 2012, respectively.

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

IHC provides the Company with pro rata quota share reinsurance on business written by Independence American.  Independence American cedes a certain percentage of its direct stop-

loss business sold through Risk Solutions to Madison National Life.  Independence American incurs an administration expense on its retained share of major medical for individual and families business that is paid to IHC Health Solutions, a subsidiary of IHC.

The Company and its subsidiaries incurred expense of $921,000 and $1,088,000 for the twelve months ended December 31, 2013 and 2012, respectively, from service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to the Company and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

12.  Income Taxes

Effective January 15, 2013, the Company has been included in the consolidated Federal income tax returns of IHC on a June 30 fiscal year as a result of the increase in IHC’s ownership interest in AMIC to over 80%.  Accordingly, the Company changed from a September 30 fiscal tax year to a June 30 fiscal tax year in 2013.  The provision for income taxes for the periods ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
CURRENT:

U.S. Federal	$70	$61	$-
State and local	25	14	(82)
	95	75	(82)

DEFERRED:
U.S. Federal	1,775	(4,032)	1,258
State and local	4	67	131
	1,779	(3,965)	1,389

	$1,874	$(3,890)	$1,307

Taxes computed at the federal statutory rate of 35% for the years ended December 31, 2013, 2012 and 2011 are reconciled to the Company's actual income tax expense as follows (in thousands):

	2013	2012	2011

Tax computed at the statutory rate	$1,858	$1,996	$1,330
Dividends received deduction and tax exempt interest	(25)	(53)	(59)
State and local income taxes, net of federal effect	19	53	32
Valuation allowance	-	(5,900)	-
Other, net	22	14	4
Income tax	$1,874	$(3,890)	$1,307

The current federal income tax provision for the periods ending December 31, 2013, 2012 and 2011 represents only federal alternative minimum tax due to the Company’s federal net operating loss carryforwards.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012

DEFERRED TAX ASSETS:
Investments	$123	$194
Compensation accruals	1,198	1,068
Policy benefits and claims	392	267
Unrealized securities losses	742	-
Net operating loss carryforwards	93,048	97,169

Total gross deferred tax assets	95,503	98,698

Less valuation allowance	(76,911)	(78,572)

Net deferred tax assets	18,592	20,126

DEFERRED TAX LIABILITIES:
Goodwill	(1,228)	(988)
MGU partnership income	(5,801)	(5,198)
Unrealized securities gains	-	(646)
Other	(315)	(270)
State taxes	(504)	(506)
Total gross deferred tax liabilities	(7,848)	(7,608)
Net deferred tax asset	$10,744	$12,518

The valuation allowance at December 31, 2013 and 2012 was primarily related to net operating loss carryforwards that, in the judgment of management, were not considered realizable.  During the year ended December 31, 2013 and 2012 the Company decreased its valuation allowance by $1,661,000 and $6,093,000, respectively.  The valuation allowance decrease in the year ended December 31, 2013 included a $3,054,000 adjustment to deferred tax assets for expired state NOL carryforwards, offset by an increase of $1,393,000 due to deferred tax on unrealized losses allocated to equity.  The valuation allowance decrease in the year ended December 31, 2012 included $5,900,000 for the projected utilization of federal net operating losses which was allocated to operations and a decrease of $193,000 due to deferred tax on unrealized gains allocated to equity.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2013.

At December 31, 2013, the Company had federal NOL carryforwards of approximately $265,851,000 expiring in varying amounts through the year 2028 with a significant portion expiring in 2020.

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

Interest expense and penalties related to unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 are insignificant.

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

As of December 31, 2013, AMIC believes there were no material uncertain tax positions that would require disclosure under GAAP.

13.  Policy Benefits and Claims

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

Changes in the liability for policy benefits and claims for the years ended December 31, 2013 and 2012 are summarized below (in thousands).

	Year Ended
	December 31,
	2013	2012

Balance at a beginning of period	$24,993	$21,030
Less: reinsurance recoverables	1,486	2,715
Net balance at beginning of period	23,507	18,315
Amount incurred:
Current year	86,948	56,652
Prior years	169	197
Total	87,117	56,849
Amount paid, related to:
Current year	55,623	34,461
Prior years	21,055	17,196
Total	76,678	51,657
Net balance at end of period	33,946	23,507

Plus: reinsurance recoverables	1,306	1,486
Balance at end of period	$35,252	$24,993

The preceding schedule reflects (i) due and unpaid claims, (ii) claims in the course of settlement, (iii) estimated incurred but not reported reserves and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year.  The amount incurred in 2013 for prior years of $169,000 is a result of a deficiency of $465,000 of medical stop-loss reserves, offset by a redundancy of $5,000 of fully insured health reserves and $291,000 of DBL reserves.  The amount incurred in 2012 for prior years of $197,000 is a result of a deficiency of $457,000 of medical stop-loss reserves, offset by a redundancy of $29,000 of fully insured health reserves and $231,000 of DBL reserves.  Fluctuations are generally the result of on-going analysis of recent loss development trends.

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

14.  Reinsurance

Independence American reinsures a portion of its direct business in order to limit the assumption of disproportionate risks.  Amounts not retained are ceded to other companies on an automatic basis.  Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  All of Independence American’s insurance contracts are of short-duration.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.  At December 31, 2013, Independence American ceded to highly rated reinsurers.

The effect of reinsurance on insurance benefits and premiums earned is as follows (in thousands):

		ASSUMED	CEDED
		FROM	TO
	DIRECT	OTHER	OTHER	NET
	AMOUNT	COMPANIES	COMPANIES	AMOUNT
Insurance Benefits:
Year ended December 31, 2013	$38,367	$52,992	$4,241	$87,118
Year ended December 31, 2012	32,057	31,526	6,734	56,849
Year ended December 31, 2011	26,770	27,238	6,240	47,768

Premiums Earned:
Year ended December 31, 2013	$55,486	$75,629	$3,912	$127,203
Year ended December 31, 2012	42,318	49,703	8,243	83,778
Year ended December 31, 2011	39,893	42,088	9,533	72,448

All premiums included in Assumed From Other Companies for 2013, 2012 and 2011 were assumed from subsidiaries of IHC.  Included in Ceded To Other Companies for 2013, 2012 and 2011 are premiums of $108,000, $1,835,000, and $1,250,000, respectively, which were ceded to subsidiaries of IHC.

15.  Dividend Payment Restrictions and Statutory Information

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner, if such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including realized capital gains, for the twelve-month period ending the December 31 next preceding.  Such dividends may be paid as long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American paid dividends of $0 in 2013 and of $2,000,000 in 2012.  There are no regulatory restrictions on the ability of our holding company, AMIC, to pay dividends.  Under Delaware law, AMIC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Dividends to shareholders are paid from funds available at the corporate holding company level.  No dividend on the Company’s stock was declared during 2013.

Independence American is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Office of the Insurance Commissioner of the State of Delaware.  Statutory accounting practices differ from U.S. GAAP in several respects causing differences in reported net income and stockholder’s equity.  Independence American has no permitted accounting practices, which encompass all accounting practices not so prescribed that have been specifically allowed by the Office of the Insurance Commissioner of the State of Delaware.

Independence American is required to maintain a certain minimum amount of statutory surplus to satisfy its state insurance department of domicile.  Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders.  At December 31, 2013 and 2012, the statutory capital of Independence American was significantly in excess of regulatory RBC requirements.

Independence American’s statutory capital and surplus was $57,875,000 as of December 31, 2013 and $54,427,000 as of December 31, 2012.  Independence American’s statutory net income was $3,176,000 for 2013, $3,271,000 for 2012, and $4,542,000 for 2011.

16.  Other Comprehensive Income

The components of other comprehensive income include the after-tax net unrealized gains and losses on investment securities available for sale including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities and equity securities.

Included in accumulated other comprehensive income at December 31, 2013 and 2012 are adjustments of $269,000 and $269,000, respectively, related to the non-credit related component of other-than-temporary impairment losses recorded.

17.  Noncontrolling Interest

In the third quarter of 2011, the Company acquired an additional ownership interest in IPA Family from non-controlling interests for cash consideration of $450,000, thereby increasing its ownership in IPA Family to 79% at September 30, 2011.  As a result of this transaction, the Company recorded a $450,000 debit to additional paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the non-controlling interests which was zero at September 30, 2011.  On December 31, 2011, the Company acquired an additional ownership interest in IPA Family from non-controlling interests for cash consideration of $75,000, thereby increasing its ownership in IPA Family to 90%.  As a result of this transaction, the Company recorded an additional debit of $75,000 to additional paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the non-controlling interests which was zero at December 31, 2011.  In 2013 the Company formed IPAD and issued a total of 7.8% in non-controlling interests to two principal employees.

18.  Quarterly Data (Unaudited)

The quarterly results of operations for the years ended December 31, 2013 and 2012 are summarized below (in thousands, except per share data):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2013

Total revenues	$35,360	$37,373	$37,590	$42,946

Income from continuing operations	$923	$1,705	$904	$886
(Income) from non-controlling interests
in subsidiaries	(232)	(201)	(201)	(349)

Net income attributable to AMIC	$691	$1,504	$703	$537

Basic income per common share	$.09	$.19	$.09	$.07

Diluted income per share	$.09	$.19	$.09	$.07

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2012

Total revenues	$22,234	$23,475	$26,805	$29,371

Income from continuing operations	$1,297	$551	$1,274	$7,420
(Income) from non-controlling interests
in subsidiaries	(178)	(242)	(268)	(262)

Net income attributable to AMIC	$1,119	$309	$1,006	$7,158

Basic income per common share	$.14	$.04	$.12	$.87

Diluted income per share	$.14	$.04	$.12	$.87

19.

Repurchase of Common Stock

In 2010, AMIC initiated a program of repurchasing shares of its common stock.  In 2012, the Board of Directors authorized the repurchase of up to 962,886 shares of AMIC’s common stock, inclusive of prior authorizations, under the 2010 plan.  The Company has repurchased 199,784 and 263,102 shares in 2013 and 2011, respectively, which the Company classified as treasury shares.  There were no share repurchases in 2012.  At December 31, 2013, there were 500,000 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013.  Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2013 to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms.  As a result of this evaluation, there were no significant deficiencies in the Company's internal control over financial reporting during the twelve months ended December 31, 2013 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in May 2014, which definitive proxy statement will be filed with the SEC.

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

Item 11.

Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in May 2014, which definitive proxy statement will be filed with the SEC.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in May 2014, which definitive proxy statement will be filed with the SEC.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in May 2014, which definitive proxy statement will be filed with the SEC.

Item 14.

Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in May 2014, which definitive proxy statement will be filed with the SEC.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

* (1) Financial Statement Schedules.	Page
Report of Independent Registered Public Accounting Firm	82
Schedule I – Summary of investments – other than investments in related parties	83
Schedule II – Financial information of Parent Company	84-86
Schedule III – Supplementary insurance information	87
Schedule IV – Reinsurance	88
Schedule V – Valuation and qualifying accounts	89

* All other schedules have been omitted as they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(2) Exhibits. See Index to Exhibits included in this Annual Report on Form 10-K	80
Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2014.

AMERICAN INDEPENDENCE CORP.

Signature

/s/ Roy T.K. Thung	Chief Executive Officer
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ Teresa A. Herbert	Chief Financial Officer and Senior Vice President
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on March 14, 2014.

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

3.2

Amended By-Laws of the Registrant. Incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on form 10K for the fiscal year ended September 30, 2002, as amended by Amendment to By-laws of American Independence Corp. Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

Under date of March 14, 2014, we reported on the consolidated balance sheets of American Independence Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, which are included in the Annual Report on Form 10-K for the year ended December 31, 2013.   In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules I to V. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 14, 2014

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2013
(In thousands)
			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
Corporate securities	$35,788	$34,567	$34,567
Foreign government	2,665	2,519	2,519
Collateralized mortgage obligations (CMO) -
residential	1,147	1,152	1,152
CMO - commercial	390	237	237
States, municipalities and political subdivisions	22,921	22,083	22,083
U.S. Government	6,698	6,811	6,811
Government sponsored enterprise (GSE)	430	422	422
Agency mortgage backed pass through
securities (MBS)	79	83	83
Redeemable preferred stocks	273	348	348

TOTAL FIXED MATURITIES	70,392	68,222	68,222

EQUITY SECURITIES
Common stock	828	859	859
Nonredeemable preferred stocks	970	988	988

TOTAL EQUITY SECURITIES	1,798	1,847	1,847

Securities purchased under agreements to resell	3,563	3,563	3,563

TOTAL INVESTMENTS	$75,753	$73,632	$73,632

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

AMERICAN INDEPENDENCE CORP.
CONDENSED BALANCE SHEETS (In thousands, except share data)
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2013	2012

ASSETS:
Cash and cash equivalents	$1,446	$3,170
Investments in continuing consolidated subsidiaries	88,381	86,568
Other receivables	1,300	1,250
Other assets	521	496
Net federal deferred tax asset	11,248	13,024

TOTAL ASSETS	$102,896	$104,508

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$292	$284

TOTAL LIABILITIES	292	284

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock (A)	92	92
Paid-in capital	479,481	479,451
Accumulated other comprehensive income (loss)	(2,152)	1,829
Treasury stock (B)	(10,305)	(9,107)
Accumulated deficit	(364,730)	(368,113)

TOTAL AMIC STOCKHOLDERS' EQUITY	102,386	104,152
NON-CONTROLLING INTEREST IN SUBSIDIARIES	218	72

TOTAL EQUITY	102,604	104,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,896	$104,508

(A)

Common stock $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares issued; 8,072,548 and 8,272,332 shares outstanding, respectively.

(B)

Treasury stock, at cost; 1,109,245 and 909,461 shares, respectively.

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(Continued)

AMERICAN INDEPENDENCE CORP.
CONDENSED STATEMENTS OF INCOME (In thousands)
(PARENT COMPANY ONLY)

	YEAR ENDED
	DECEMBER 31,
	2013	2012	2011

REVENUES:
Net investment income	$47	$50	$45
Net realized investment gains (losses)	(31)	15	11
	16	65	56

EXPENSES:
General and administrative expenses and other	1,903	1,752	1,838
	1,903	1,752	1,838

Loss before income tax expense	(1,887)	(1,687)	(1,782)
Income tax benefit	(659)	(6,488)	(620)

Income (loss) before equity in net income of subsidiaries	(1,228)	4,801	(1,162)
Equity in net income of subsidiaries, net of tax	5,646	5,741	4,346

Net income	4,418	10,542	3,184
Income from non-controlling interests in subsidiaries	(983)	(950)	(690)

Net income attributable to American Independence Corp.	$3,435	$9,592	$2,494

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(Continued)

AMERICAN INDEPENDENCE CORP.
CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(PARENT COMPANY ONLY)

	YEAR ENDED
	DECEMBER 31,
	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,418	$10,542	$3,184
Adjustments to reconcile net income to net cash
provided from operating activities:
Deferred tax expense (benefit)	(661)	(3,965)	1,389
Equity in net income of subsidiaries	(5,646)	(5,741)	(4,346)
Net realized investment (gains) losses	31	(15)	(11)
Non-cash compensation expense	42	33	43
Change in operating assets and liabilities:
Change in deferred tax asset	-	(67)	(131)
Change in other assets and liabilities	(6)	(310)	(893)

Net cash provided by (used by) operating activities	(1,822)	477	(765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in investments in and advances to
consolidated subsidiaries	2,627	(1,107)	1,958
IPA Family acquisition of non-controlling interest	-	-	(525)
Change in loan receivable	(1,300)	(175)	(750)
Purchases of fixed maturities	(1,746)	(2,154)	-
Sales of fixed maturities	1,715	5,669	1,201

Net cash provided by investing activities	1,296	2,233	1,884

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	-	57
Repurchase of common stock	(1,198)	-	(1,310)

Net cash used by financing activities	(1,198)	-	(1,253)

Increase (decrease) in cash and cash equivalents	(1,724)	2,710	(134)
Cash and cash equivalents, beginning of period	3,170	460	594
Cash and cash equivalents, end of period	$1,446	$3,170	$460

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$32	$5	$7

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III
AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

					INSURANCE	SELLING,
					BENEFITS,	GENERAL
				NET	CLAIMS	AND	NET
	INSURANCE	UNEARNED	PREMIUMS	INVESTMENT	AND	ADMINISTRATIVE	PREMIUMS
	RESERVES	PREMIUMS	EARNED	INCOME (1)	RESERVES	EXPENSES (2)	WRITTEN

DECEMBER 31, 2013:
Independence American:
Medical stop-loss	$20,618	$-	$55,508	$1,242	$37,762	$16,566	$55,508
Fully Insured Health	13,276	3,759	66,167	631	45,884	16,931	67,702
Group Disability	1,358	302	5,528	73	3,472	1,594	5,617
Total Independence American	35,252	4,061	127,203	1,946	87,118	35,091	128,827
Risk Solutions and Agencies	-	-	-	111	-	22,384	-
Corporate	-	-	-	47	-	1,403	-
Total	$35,252	$4,061	$127,203	$2,104	$87,118	$58,878	$128,827

DECEMBER 31, 2012:
Independence American:
Medical stop-loss	$16,363	$-	$47,531	$1,327	$32,574	$12,924	$47,531
Fully Insured Health	7,822	2,224	32,762	513	22,220	7,784	34,699
Group Disability	808	213	3,485	65	2,055	1,043	3,557
Total Independence American	24,993	2,437	83,778	1,905	56,849	21,751	85,787
Risk Solutions and Agencies	-	-	-	171	-	14,705	-
Corporate	-	-	-	50	-	1,419	-
Total	$24,993	$2,437	$83,778	$2,126	$56,849	$37,875	$85,787

DECEMBER 31, 2011:
Independence American:
Medical stop-loss	$14,165	$-	$38,569	$1,417	$25,759	$11,497	$38,569
Fully Insured Health	6,259	287	30,913	496	20,198	6,935	31,188
Group Disability	606	140	2,966	68	1,811	917	2,987
Total Independence American	21,030	427	72,448	1,981	47,768	19,349	72,744
Risk Solutions and Agencies	-	-	-	163	-	13,737	-
Corporate	-	-	-	45	-	1,838	-
Total	$21,030	$427	$72,448	$2,189	$47,768	$34,924	$72,744

(1)

Net investment income is allocated between product lines based on the mean reserve method.

(2)

Where possible, direct operating expenses are specifically identified and charged to product lines. Indirect expenses are allocated based on time studies; however, other acceptable methods of allocation might produce different results.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
REINSURANCE
(In thousands)

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET

Premiums Earned:

December 31, 2013
Accident and Health	$36,641	$75,629	$3,897	$108,373	70%
Property and Liability (1)	18,845	-	15	18,830	-%
	$55,486	$75,629	$3,912	$127,203	59%

December 31, 2012
Accident and Health	$39,047	$49,703	$8,243	$80,507	62%
Property and Liability (1)	3,271	-	-	3,271	-%
	$42,318	$49,703	$8,243	$83,778	59%

December 31, 2011
Accident and Health	$39,893	$42,088	$9,533	$72,448	58%
Property and Liability	-	-	-	-	-%
	$39,893	$42,088	$9,533	$72,448	58%

(1)

Property and liability primarily consists of pet insurance.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE V

AMERICAN INDEPENDENCE CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	Of Period	Expenses	Accounts	Deductions	End of Period

Valuation Allowance on Deferred
Tax Asset:
Year ended December 31, 2013	$78,572	$1,393	$-	$(3,054) (a)	$76,911
Year ended December 31, 2012	$84,665	$(193)	$-	$(5,900) (b)	$78,572
Year ended December 31, 2011	$86,059	$(411)	$-	$(983) (a)	$84,665

______________________________________________________

(a)

Decrease due to deferred tax assets for expired state NOL carryforwards.

(b)

Reduction is based on management's periodic evaluation of the valuation allowance.

See accompanying Report of Independent Registered Public Accounting Firm.