Form 10-Q
period 2014-03-31
AMERICAN INDEPENDENCE CORP
filed 2014-05-09
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2014
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [ X ]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2014
Common stock, $0.01 par value	8,079,215 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,
	2014	December 31,
ASSETS:	(Unaudited)	2013
Investments:
Securities purchased under agreements to resell	$2,049	$3,563
Trading securities	1,207	859
Fixed maturities available-for-sale, at fair value	72,232	68,222
Equity securities available-for-sale, at fair value	1,002	988

Total investments	76,490	73,632

Cash and cash equivalents	3,140	4,424
Restricted cash ($13,236 and $8,803, respectively, restricted by related parties)	14,693	10,067
Accrued investment income	665	604
Premiums receivable ($9,231 and $8,622, respectively, due from related parties)	14,915	14,364
Net deferred tax asset	10,850	11,248
Due from reinsurers ($2,590 and $3,206, respectively, due from related parties)	6,507	7,549
Goodwill	23,561	23,561
Intangible assets	2,138	2,336
Accrued fee income ($1,366 and $1,076, respectively, due from related parties)	2,818	2,332
Due from securities brokers	154	172
Other assets ($264 and $0, respectively, due from related parties)	24,040	18,105

TOTAL ASSETS	$179,971	$168,394

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims ($17,390 and $17,370, respectively, due to related parties)	$34,806	$35,252
Premium and claim funds payable ($13,236 and $8,803, respectively,
due to related parties)	14,693	10,067
Commission payable ($3,939 and $3,423, respectively, due to related parties)	6,430	5,455
Accounts payable, accruals and other liabilities ($1,818 and $1,643, respectively,
due to related parties)	17,145	13,250
State income taxes payable	535	544
Due to securities brokers	98	45
Due to reinsurers ($577 and $639, respectively, due to related parties)	1,553	1,177

Total liabilities	75,260	65,790

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares
issued, respectively; 8,072,548 shares outstanding, respectively	92	92
Additional paid-in capital	479,493	479,481
Accumulated other comprehensive loss	(845)	(2,152)
Treasury stock, at cost, 1,109,245 shares, respectively	(10,305)	(10,305)
Accumulated deficit	(363,977)	(364,730)
Total American Independence Corp. stockholders’ equity	104,458	102,386
Non-controlling interest in subsidiaries	253	218
Total equity	104,711	102,604
TOTAL LIABILITIES AND EQUITY	$179,971	$168,394

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2014	2013
REVENUES:
Premiums earned ($17,647 and $16,241, respectively, from related parties)	$32,484	$29,996
Fee and agency income ($4,212 and $1,161, respectively, from related parties)	9,976	4,247
Net investment income	536	504
Net realized investment gains	48	540
Other income	43	73
	43,087	35,360

EXPENSES
Insurance benefits, claims and reserves ($11,365 and $8,212, respectively, from related parties)	21,786	21,233
Selling, general and administrative expenses ($5,361 and $3,063, respectively, from related parties)	19,649	12,604
Amortization and depreciation	237	228
	41,672	34,065

Income before income tax	1,415	1,295
Provision for income taxes	409	372

Net income	1,006	923
Less: Net income attributable to the non-controlling interest	(240)	(232)

Net income attributable to American Independence Corp.	$766	$691

Basic income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.09	$.09

Weighted-average shares outstanding	8,073	8,086

Diluted income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.09	$.09

Weighted-average diluted shares outstanding	8,098	8,086

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

 (In thousands)

(Unaudited)

	Three Months
	Ended March 31,
	2014	2013

Net income	$1,006	$923
Other comprehensive income (loss):
Unrealized holding gains arising during the period	1,361	25
Reclassification adjustment for gains included in net income	(54)	(493)
Other comprehensive income (loss)	1,307	(468)
Comprehensive income	2,313	455
Less: comprehensive income attributable to non-controlling interests	(240)	(232)
Comprehensive income (loss) attributable to American Independence Corp.	$2,073	$223

_______________________________________________________________________________________________

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

Three Months Ended March 31, 2014

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2013	$92	$479,481	$(2,152)	$(10,305)	$(364,730)	$102,386	$218	$102,604

Net income					766	766	240	1,006
Other comprehensive income (loss)			1,307			1,307		1,307
Dividends paid to non-controlling interest							(218)	(218)
Share-based compensation expense		12				12		12
Other					(13)	(13)	13

BALANCE AT MARCH 31, 2014	$92	$479,493	$(845)	$(10,305)	$(363,977)	$104,458	$253	$104,711

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,006	$923
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(48)	(540)
Amortization and depreciation	237	228
Equity income	(41)	(70)
Deferred tax expense	403	369
Non-cash stock compensation expense	12	8
Amortization of bond premiums and discounts	135	202
Change in operating assets and liabilities:
Change in trading securities	(354)	184
Change in policy benefits and claims	(446)	5,058
Change in net amounts due from and to reinsurers	1,418	(248)
Change in accrued fee income	(486)	578
Change in claims fund	(3,508)	(434)
Change in commissions payable	975	993
Change in premiums receivable	(551)	(3,793)
Change in income taxes	(10)	(16)
Change in other assets and other liabilities	1,641	2,654

Net cash provided by operating activities	383	6,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of securities under resale and repurchase agreements	1,514	2,872
Sales of and principal repayments on fixed maturities	6,768	6,863
Maturities and other repayments of fixed maturities	1,183	1,047
Purchases of fixed maturities	(10,749)	(10,847)
Sales of equity securities	1	1,500
Cash paid in acquisitions, net of cash acquired	-	(1,250)
Change in loans receivable	(40)	(138)
Other investing activities	(126)	(4,084)

Net cash used by investing activities	(1,449)	(4,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent liability on acquisition	-	(342)
Repurchases of common stock	-	(1,198)
Dividends paid to non-controlling interests	(218)	(240)

Net cash used by financing activities	(218)	(1,780)

Increase (decrease) in cash and cash equivalents	(1,284)	279
Cash and cash equivalents, beginning of period	4,424	4,576
Cash and cash equivalents, end of period	$3,140	$4,855

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$3	$4

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), a lead generation agency; e) our wholly owned sales and marketing  company, IHC Specialty Benefits, Inc. (“Specialty Benefits”); f) our 40% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for a managing general underwriting agency for non-subscriber occupational accident business; g) our 90% ownership in IPA Family, LLC (“IPA Family”), a consumer direct sales agency; and h) our 92% ownership in IPA Direct, LLC (“IPAD”), a consumer direct sales call center.

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

(B)

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The Condensed Consolidated Statements of Income for the three months ended March 31, 2014 is not necessarily indicative of the results to be anticipated for the entire year.

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”), issued guidance for the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The adoption of this guidance, effective January 1, 2014, did not have an effect on the Company’s consolidated financial statements.

In July 2011, the FASB issued guidance specifying that the liability for the fees paid to the Federal Government by health insurers as a result of recent healthcare reform legislation should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update became effective January 1, 2014. The liability for the mandated fees payable to the Federal Government is immaterial for the Company.

Recently Issued Accounting Standards Not Yet Adopted

In April 2014, the FASB issued guidance: (i) improving the definition of discontinued operations by limiting the reporting of discontinued operations to disposals of components that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results; and (ii) requiring expanded disclosures for discontinued operations. Public entities are required to apply this guidance to: (i) all disposals (or classifications as held for sale) of components of the entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; and (ii) to all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

(D)

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

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  Included in the diluted earnings per share calculation for three months ended March 31, 2014 are approximately 25,000 shares from the assumed exercise of options using the treasury stock method.  For the three months ended March 31, 2013, shares from the assumed dilution due to the exercise of common stock options using the treasury stock method were deemed anti-dilutive.  Net income does not change as a result of the assumed dilution of options.

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

Fee and Agency income consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Agency income	$7,080	$2,331
Fee income–administration	2,711	1,783
Fee income– profit commissions	185	133

	$9,976	$4,247

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	MARCH 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$39,725	$295	$(886)	$39,134
Foreign government	1,438	-	(133)	1,305
Collateralized mortgage obligations (CMO) – residential	1,053	8	(4)	1,057
CMO – commercial	390	-	(42)	348
States, municipalities and political subdivisions	23,039	249	(534)	22,754
U.S. Government	6,694	94	(5)	6,783
Government sponsored enterprise (GSE)	421	3	(8)	416
Agency mortgage backed pass through securities (MBS)	76	4	-	80
Redeemable preferred stocks	273	82	-	355
Total fixed maturities	$73,109	$735	$(1,612)	$72,232

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	970	32	-	1,002
Total available-for-sale equity securities	$970	$32	$-	$1,002

	DECEMBER 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$35,788	$140	$(1,361)	$34,567
Foreign government	2,665	20	(166)	2,519
CMO - residential	1,147	8	(3)	1,152
CMO – commercial	390	-	(153)	237
States, municipalities and political subdivisions	22,921	163	(1,001)	22,083
U.S. Government	6,698	118	(5)	6,811
GSE	430	4	(12)	422
MBS	79	4	-	83
Redeemable preferred stocks	273	74	-	348
Total fixed maturities	$70,392	$531	$(2,701)	$68,222

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Nonredeemable preferred stocks	970	24	(6)	988
Total available-for-sale equity securities	$970	$24	$(6)	$988

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government, or its various insurance and lease programs that carry the full faith and credit obligation of the US Government.

The amortized cost and fair value of fixed maturities at March 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE
	(In thousands)

Due in one year or less	$6,728	$6,830
Due after one year through five years	12,746	12,766
Due after five years through ten years	28,828	28,398
Due after ten years	22,867	22,338
CMOs and MBSs	1,940	1,900

	$73,109	$72,232

The following tables summarize, for all securities in an unrealized loss position at March 31, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$16,071	$432	$6,606	$454	$22,677	$886
Foreign securities	-	-	1,305	133	1,305	133
CMO – residential	681	4			681	4
CMO – commercial	-	-	348	42	348	42
U.S. Government	494	5	-	-	494	5
GSE	366	8	-	-	366	8
States, municipalities and political subdivisions	15,643	486	2,173	48	17,816	534
Total temporarily impaired securities	$33,255	$935	$10,432	$677	$43,687	$1,612

Number of securities in an unrealized loss position	27		10		37

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$22,800	$879	$5,562	$482	$28,362	$1,361
Foreign government	-	-	1,279	166	1,279	166
CMO – residential	742	3	-	-	742	3
CMO – commercial	-	-	237	153	237	153
U.S. Government	493	5	-	-	493	5
GSE	366	12	-	-	366	12
States, municipalities and political subdivisions	14,962	895	2,265	106	17,227	1,001
Nonredeemable preferred stocks	393	6	-	-	393	6
Total temporarily impaired securities	$39,756	$1,800	$9,343	$907	$49,099	$2,707

Number of securities in an unrealized loss position	31		9		40

Substantially all of the unrealized losses on fixed maturities at March 31, 2014 and December 31, 2013 were attributable to changes in market interest rates.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

The following table summarizes the Company’s net investment income for three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Fixed maturities	$559	$460
Equity securities	30	47
Short-term investments	-	2
Other	(53)	(5)

Net investment income	$536	$504

Net realized investment gains for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Available-for-sale securities:
Fixed maturities	$54	$471
Preferred stock	-	23
Total available-for-sale securities	54	494

Trading securities	(14)	6
Change in unrealized gain on trading securities	8	40

Net realized investment gains	$48	$540

For the three months ended March 31, 2014, the Company recorded realized gross gains of $106,000 and gross losses of $52,000 on available-for-sale securities.  For the three months ended March 31, 2013, the Company recorded realized gross gains of $519,000 and gross losses of $25,000 on available-for-sale securities.

We recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss).  For the three months ended March 31, 2014 and 2013, there were no other-than-temporary impairments recognized in earnings.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) were $288,000 as of March 31, 2014 and December 31, 2013.

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

Trading securities

Trading securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$39,134	$-	$39,134
Foreign government	-	1,305	-	1,305
CMO - residential	-	1,057	-	1,057
CMO – commercial	-	-	348	348
States, municipalities and political
subdivisions	-	22,754	-	22,754
U.S. government	-	6,783	-	6,783
GSE	-	416	-	416
MBS - residential	-	80	-	80
Redeemable preferred stocks	355	-	-	355
Total fixed maturities	355	71,529	348	72,232

Equity securities available-for-sale:
Nonredeemable preferred stocks	1,002	-	-	1,002
Total equity securities	1,002	-	-	1,002

Trading securities:
Common Stock	1,207	-	-	1,207
Total trading securities	1,207	-	-	1,207

Total financial assets	$2,564	$71,529	$348	$74,441

	December 31, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$34,567	$-	$34,567
Foreign government	-	2,519	-	2,519
CMO - residential	-	1,152	-	1,152
CMO – commercial	-	-	237	237
States, municipalities and political
subdivisions	-	22,083	-	22,083
U.S. government	-	6,811	-	6,811
GSE	-	422	-	422
MBS - residential	-	83	-	83
Redeemable preferred stocks	348	-	-	348
Total fixed maturities	348	67,637	237	68,222

Equity securities available-for-sale:
Nonredeemable preferred stocks	988	-	-	988
Total equity securities	988	-	-	988

Trading securities:
Common Stock	859	-	-	859
Total trading securities	859	-	-	859

Total financial assets	$2,195	$67,637	$237	$70,069

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the three months ending March 31, 2014, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category during the three months ended March 31, 2014 or 2013.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during the three months ended March 31, 2014 or 2013.  The changes in the carrying value of Level 3 assets and liabilities for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended March 31, 2014
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$-	$237	$237

Net unrealized gain included in accumulated other comprehensive income (loss)	-	111	111

Balance, end of period	$-	$348	$348

	Three Months Ended March 31, 2013
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$408	$228	$636

Sales of securities	(415)	-	(415)
Repayments of fixed maturities	(9)	-	(9)
Net realized investment gains	225	-	225
Net unrealized gain (loss) included in accumulated other comprehensive income (loss)	(209)	2	(207)

Balance, end of period	$-	$230	$230

6.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Balance, beginning of period	$2,336	$3,379
Adjustment for contingent payment	-	(183)
Amortization expense	(198)	(208)

Balance, end of period	$2,138	$2,988

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

7.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $248,000 and $229,000 for the three months ended March 31, 2014 and 2013, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Income.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

8.

Share-Based Compensation

Total share-based compensation expense was $12,000 and $8,000 for the three months ended March 31, 2014 and 2013, respectively.  Related tax benefits of $4,000 and $3,000 were recognized for the three months ended March 31, 2014 and 2013, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2014:

	Outstanding	Exercisable

Number of options	173,283	158,838
Weighted average exercise price per share	$10.74	$11.11
Aggregate intrinsic value of options	$288,000	$228,000
Weighted average contractual term remaining	3.29 years	2.80 years

The Company’s stock option activity for the three months ended March 31, 2014 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2013	222,285	$11.46

Expired	(49,002)	14.01

Balance, March 31, 2014	173,283	$10.74

Compensation expense of $12,000 and $8,000 was recognized for the three months ended March 31, 2014 and 2013, respectively, for the portion of the fair value of stock options vesting during that period.

As of March 31, 2014, there was approximately $47,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

9.

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) include the after-tax net unrealized gains and losses on investment securities available for sale including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities and equity securities.

Included in accumulated other comprehensive income (loss) at March 31, 2014 and December 31, 2013 are adjustments of $269,000 related to the non-credit related component of other-than-temporary impairment losses recorded.

10.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Income was computed based on the Company's actual results, which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At March 31, 2014, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $265,229,000 for federal income tax purposes expiring in varying amounts through the year 2028 with a significant portion expiring in 2020.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending March 31, 2014 and December 31, 2013 are $10,850,000 and $11,248,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Internal Revenue Service ("IRS") has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at March 31, 2014.

11.

Repurchase of Common Stock

In accordance with the Company’s Share Repurchase Program, the Company repurchased 199,784 shares of its common stock at a cost of $1,198,000 during January 2013.  No shares were repurchased in 2014.  As of March 31, 2014, 500,000 shares were still authorized to be repurchased under the program.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of American Independence Corp. ("AMIC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, and our condensed consolidated financial statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our wholly owned full service direct writer of medical-stop insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”), our 92% owned consumer direct sales call center, IPA Direct, LLC (“IPAD”), our 90% owned consumer direct sales agency, IPA Family LLC (“IPA Family”), and our 51% owned lead generation agency, HealthInsurance.org (“HIO”).  Risk Solutions, Specialty Benefits, HIO, IPAD and IPA Family are collectively referred to as “our Agencies”.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 90% of AMIC's stock as of March 31, 2014.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  As of March 31, 2014, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health, short-term statutory disability benefit product in New York State ("DBL") and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American writes pet insurance, medical stop-loss, short-term medical, occupational accident, dental and other ancillary products.  Given its broad licensing, A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best"), and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its international health, occupational accident, and pet insurance products.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  We have been informed by A.M. Best that an A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors.  A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of March 31, 2014 was $58,341,000.

Agencies

Risk Solutions has offices near Hartford, CT, Philadelphia, PA, Chicago, IL, and Ft. Wayne, IN and markets and underwrites employer medical stop-loss for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American, and one other carrier.  The Company has a 51% interest in HIO, which is headquartered in Minneapolis, MN.  HIO is a lead generation agency through its well-established internet domain address: www.healthinsurance.org.  The Company owns Specialty Benefits, which is also headquartered in Minneapolis, MN.  Specialty Benefits is a sales and marketing company.  The Company has a 90% interest in IPA Family, which is headquartered in Tampa, FL.  IPA Family is a consumer direct sales agency.  The Company has a 92% interest in IPAD, which is headquartered in Lake Mary, FL.  IPAD is a consumer direct sales call center.

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Revenues	$43,087	$35,360
Expenses	41,672	34,065
Income before income tax	1,415	1,295
Provision for income taxes	409	372
Net income	1,006	923
Less: Net income attributable to the non-controlling interest	(240)	(232)
Net income attributable to American Independence Corp.	$766	$691

•

The book value of the Company increased to $12.94 per share at March 31, 2014 compared to $12.68 per share at December 31, 2013.

•

Net income per share was to $.09 per share, diluted, or $0.8 million, for the three months ended March 31, 2014, compared to $.09 per share, diluted, or $0.7 million for the three months ended March 31, 2013.

•

At March 31, 2014, 99.5% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 2.8% and 3.0% for the three months ended March 31, 2014 and 2013, respectively.

•

Premiums earned increased 8% to $32.5 million for the three months ended March 31, 2014 compared to $30.0 million for the three months ended March 31, 2013, primarily due to higher premiums for pet insurance, assumed medical stop-loss, and occupational accident business, offset by lower premiums for direct and assumed group major medical, direct medical stop-loss, and direct individual health business.

•

For the three months ended March 31, 2014, our Agencies generated revenues of $10.0 million compared to $4.3 million for the three months ended March 31, 2013 due to higher revenues generated at HIO, Risk Solutions, IPAD and Specialty Benefits.

•

Underwriting experience as indicated by GAAP Combined Ratios, on our three lines of business for the three months ended March 31, 2014 and 2013, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended
	March 31,
	2014	2013

Premiums Earned	$14,558	$13,874
Insurance Benefits Claims and Reserves	10,279	10,678
Profit Commission Expense	320	368
Expenses	3,773	3,421

Loss Ratio(A)	70.6%	77.0%
Profit Commission Expense Ratio (B)	2.2%	2.7%
Expense Ratio (C)	25.9%	24.6%
Combined Ratio (D)	98.7%	104.3%

▪ Fully Insured Health	Three Months Ended
	March 31,
	2014	2013

Premiums Earned	$16,505	$14,957
Insurance Benefits Claims and Reserves	10,664	9,879
Profit Commission Expense	342	290
Expenses	4,810	3,608

Loss Ratio(A)	64.6%	66.0%
Profit Commission Expense Ratio (B)	2.1%	1.9%
Expense Ratio (C)	29.1%	24.2%
Combined Ratio (D)	95.8%	92.1%

▪ Group Disability	Three Months Ended
	March 31,
	2014	2013

Premiums Earned	$1,421	$1,165
Insurance Benefits Claims and Reserves	843	676
Expenses	421	228

Loss Ratio(A)	59.3%	58.0%
Expense Ratio (C)	29.7%	19.6%
Combined Ratio (D)	89.0%	77.6%

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

•

The Company recorded a decrease in the loss ratio in the medical stop-loss line of business for the three months ended March 31, 2014.  This is due to favorable claims experience on direct business, partially offset by unfavorable claims experience on assumed business emanating from a non-owned MGU program that was terminated effective December 31, 2013.

•

The Company recorded an increase in the combined ratio in the fully insured health line of business for the three months ended March 31, 2014 primarily due to an increase in the expense ratio due to a change in the mix of business to lines that have higher commission and expenses structures, partially offset by a decrease in loss ratio as the Company moves to specialty health lines and moves away from major medical.

•

The Company experienced a slightly higher loss ratio for group disability for the three months ended March 31, 2014 as a result of a higher frequency of DBL claims and a higher percentage change in the expense ratio as a result of a change in the mix of business.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2013.  Management has identified the accounting policies related to Policy Benefits and Claims, Premium and Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2013.  During the three months ended March 31, 2014, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2013 except for the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2014, Compared to the Three Months Ended March 31, 2013.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2014	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$14,558	-	302	10,279	4,093	-	$488
Fully Insured Health	16,505	-	169	10,664	5,152	-	858
Group Disability	1,421	-	21	843	421	-	177
Total Independence
American	32,484	-	491	21,786	9,666	-	1,523
Risk Solutions
And Agencies	-	10,019	29	-	9,540	237	271
Corporate	-	-	16	-	443	-	(427)
Subtotal	$32,484	10,019	536	21,786	19,649	237	1,367

Net realized investment gains							48
Income before income taxes							1,415
Income taxes							(409)
Net income							1,006
Less: Net income attributable to the non-controlling interest							(240)
Net income attributable to American Independence Corp.							$766

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2013	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$13,874	-	297	10,678	3,789	-	$(296)
Fully Insured Health	14,957	-	140	9,879	3,898	-	1,320
Group Disability	1,165	-	15	676	228	-	276
Total Independence
American	29,996	-	452	21,233	7,915	-	1,300
Risk Solutions
and Agencies	-	4,320	28	-	4,338	228	(218)
Corporate	-	-	24	-	351	-	(327)
Subtotal	$29,996	4,320	504	21,233	12,604	228	755

Net realized investment gains							540
Income before income taxes							1,295
Income taxes							(372)
Net income							923
Less: Net income attributable to the non-controlling interest							(232)
Net income attributable to American Independence Corp.							$691

Premiums Earned.  Premiums earned increased 8%, or $2,488,000 from 2013 to 2014.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $684,000.  This is due to an increase of $1,939,000 in medical stop-loss premiums assumed by Independence American, offset by a decrease of $1,255,000 in medical stop-loss premiums written by Independence American through an independent MGU that has been terminated.  Premiums relating to fully insured health consisting of major medical, fixed indemnity limited benefit, short-term medical, dental, vision, small group stop-loss, hospital indemnity, occupational accident, pet insurance, international medical, and individual health increased $1,548,000.  The increase is primarily due to an increase of $2,896,000 in pet premiums, an increase in occupational accident business written by Independence American of $2,003,000, an increase in international medical premiums assumed by Independence American of $312,000, an increase in small group stop-loss business written by Independence American of $272,000, and an increase in fixed indemnity limited benefit assumed by Independence American of $250,000, offset by a decrease in major medical premiums written and assumed by

Independence American of $3,554,000, and a decrease in individual health premiums written by Independence American of $864,000.  Premiums relating to group disability increased $256,000 due to higher DBL premiums assumed by Independence American.  For the three months ended March 31, 2014, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, and approximately 26% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.  For the three months ended March 31, 2014 and March 31, 2013, Independence American assumed approximately 10% and 8%, respectively, of certain of IHC’s group major medical business.

Fee and Agency Income.  Fee and agency income increased $5,729,000 from 2013 to 2014.  Risk Solutions fee income-administration increased $928,000 to $2,711,000 for 2014, compared to $1,783,000 for 2013.  Risk Solutions fee income-profit commission increased $52,000 to $185,000 for 2014, compared to $133,000 for 2013.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2014 are based on business written during portions of 2011, 2012 and 2013.  In 2014, agency income consisted of commission income and other fees of $795,000 and $109,000 from IPA Family and IPAD, respectively, and revenue of $4,470,000 and $1,706,000 from HIO and Specialty Benefits, respectively.  In 2013, agency income consisted of commission income and other fees of $938,000 from IPA Family and revenue of $1,040,000 and $353,000 from HIO and Specialty Benefits, respectively.

Net Investment Income.  Net investment income increased $32,000 from 2013 to 2014.  The consolidated investment yields were 2.8% and 3.0% for the three months ended March 31, 2014 and 2013, respectively.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $48,000 for the three months ended March 31, 2014, compared to a gain of $540,000 for the three months ended March 31, 2013.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income decreased $30,000 from 2013 to 2014.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 3%, or $553,000 from 2013 to 2014.  The increase is primarily due to an increase in pet of $1,858,000 due to higher premiums, an increase in assumed medical stop-loss of $1,547,000 due to higher premiums assumed and a higher loss ratio, an increase in occupational accident of $1,028,000 due to higher premiums, an increase in other major medical of $460,000 due to higher premiums and a higher loss ratio, and an increase in assumed international health of $299,000 due to higher premiums assumed and a higher loss ratio, offset by a decrease in direct and assumed major medical of $2,702,000 due to lower premiums, and a decrease in direct medical stop-loss of $1,945,000 due to lower premiums and a lower loss ratio.

Selling, General and Administrative.  Selling, general and administrative expenses increased $7,045,000 from 2013 to 2014.  This increase is due to higher expenses at HIO of $3,412,000 due to higher referral fees, higher commission expense of $1,483,000 at Independence American due to higher premiums, higher expenses of $1,063,000 and $657,000 at Specialty Benefits and Risk Solutions, respectively, primarily due to higher salary expense relating to an increase in sales, and higher expenses of $290,000 due to the formation of IPAD in July 2013.

Amortization and Depreciation.  Amortization and depreciation expense increased $9,000 from 2013 to 2014.

Income Taxes.  The provision for income taxes increased $37,000 to $409,000, an effective rate of 34.8%, for the three months ended March 31, 2014, compared to $372,000, an effective rate of 35.0%, for the three months ended March 31, 2013.  Net income for the three months ended March 31, 2014 and 2013 includes a non-cash provision for federal income taxes of $398,000 and $353,000, respectively.  The state tax effective rate decreased to (0.2)% for the three months ended March 31, 2014, compared to 0.6% for the three months ended March 31, 2013.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $8,000 from 2013 to 2014.  The net income for the three months ended March 31, 2014 and 2013 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA Family.  Also included in the net income for the three months ended March 31, 2014 is the 8% non-controlling interest in our new company IPAD.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $766,000, or $.09 per share, diluted, for the three months ended March 31, 2014, compared to $691,000, or $.09 per share, diluted, for the three months ended March 31, 2013.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the three months ended March 31, 2014, Independence American and our Agencies paid $136,000 in dividends to Corporate.

Cash Flows

The Company had $3.1 million and $4.4 million of cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively.

For the three months ended March 31, 2014, operating activities provided the Company with $0.4 million of cash, whereas $1.4 million of cash was utilized by investing activities due to higher net purchases of fixed maturity securities offset by higher net sales of securities under resale and repurchase agreements.  Financing activities, which utilized $0.2 million for the period, includes a $0.2 million utilized to pay dividends to noncontrolling interests.

At March 31, 2014 and December 31, 2013, the Company had $14,693,000 and $10,067,000 of restricted cash at Risk Solutions.  These amounts are directly offset by corresponding liabilities for Premium and Claim Funds Payable.  The amount increased $4,626,000 due to the timing of paid claims during the year.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At March 31, 2014, the Company had $34,806,000 of policy benefits and claims that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's policy benefits and claims does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $2,787,000 to $76,546,000 during the three months ended March 31, 2014 from $73,759,000 at December 31, 2013, primarily due to higher net purchases of fixed maturity securities, and a decrease in net unrealized losses on investments.

The Company had receivables from reinsurers of $6,507,000 at March 31, 2014.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at March 31, 2014.

The Company's policy benefits and claims by line of business are as follows (in thousands):

	Total Policy Benefits and Claims
	March 31,	December 31,
	2014	2013

Medical Stop-Loss	$20,670	$20,618
Fully Insured Health	12,695	13,276
Group Disability	1,441	1,358

	$34,806	$35,252

The decrease in total policy benefits and claims of $446,000 is primarily attributable to a decrease in group major medical premiums written and assumed by Independence American, offset by an increase in pet and occupational accident premiums written.

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

The $2,072,000 increase in AMIC’s stockholders' equity in the first three months of 2014 is due to net income of $766,000 and a decrease in net unrealized losses on investments of $1,307,000.  The decrease in net unrealized losses on investments is due to a decrease in interest rates, which increased the value of the Company’s bond portfolio.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized losses on available-for-sale securities totaled $845,000 at March 31, 2014.  Approximately 99.5% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At March 31, 2014, approximately 0.5% (or $348,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at March 31, 2014.

The Company reviews its investments regularly and monitors its investments continually for impairments.  There were no realized losses for other-than-temporary impairments recorded for the three months ended March 31, 2014 and 2013.  At March 31, 2014, the Company did not own securities in which the carrying value was less than 80% of their amortized cost.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2014.  In 2014, the Company experienced a decrease in net unrealized losses of $1,307,000, which increased stockholders' equity by $1,307,000 (reflecting net unrealized losses of $845,000 at March 31, 2014 compared to net unrealized losses of $2,152,000 at December 31, 2013).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

The majority of Independence American’s revenue is from reinsurance premiums, although Independence American continues to increase the premiums written on its paper.  Independence American is focusing on sales of  pet insurance, non-subscriber occupational accident,  hospital indemnity, short-term medical, fixed indemnity limited benefit, dental, and small-group medical stop-loss.  Independence American has ceased writing major medical plans for individuals and families and has curtailed writing small group major medical.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its pet insurance, occupational accident and ancillary health products.  The majority of major medical plans for individuals and families was written through IPA Family.  IPA Family and IPAD have begun to write major medical through well-known national insurance companies while continuing to focus on Independence American’s and IHC’s ancillary products.

•

We experienced meaningful growth in reinsured medical stop-loss premiums in 2013 as a result of growth in business written by IHC, and this trend is continuing in 2014.  We have also begun writing small group stop-loss on Independence American paper.  This increase is attributable to a growing market for medical stop-loss as smaller employers identify the advantages of self-funding, the expansion of IHC as a direct writer, and the emergence of IHC’s captive solution program.

•

Our pet insurance premiums are expected to continue to grow in 2014.

•

We continue to focus on direct-to-consumer distribution initiatives through www.healthedeals.com, IPAD, IPA Family and HIO as we believe this will be a growing means for selling health insurance and ancillary products in the coming years.

•

Our individual major medical premiums will dissipate in 2014 as a result of having exited this line of business.

•

Further adapting to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands.

•

Our small group major medical reinsured premiums will continue to decrease in 2014 as a result of exiting the two states in which Independence American wrote business, and a decrease of premiums reinsured from IHC.

•

We intend to increase our sales of (and reinsurance from IHC’s sales of) short-term and fixed indemnity limited benefit and ancillary health products to offset the reduction in major medical premiums.  We will also increase our DBL reinsurance premiums due to higher sales at IHC, and health insurance for groups seeking coverage for expatriate employees.

•

Significant growth in non-subscriber occupational accident insurance in Texas.

•

We make changes in the valuation allowance for our deferred tax asset from time to time as our earnings grow, which would positively impact our earnings and book value.

IHC Treaties

Independence American derives a significant amount of its premiums from pro rata quota share reinsurance treaties (“IHC Treaties”) with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties, which were to terminate on December 31, 2014, have been amended to extend the termination date to December 31, 2019.  With respect to the IHC Treaties, the Company’s operating results are affected by the following factors: (i) the percentage of business ceded to Independence American pursuant to the IHC Treaties; (ii) the amount of gross premium written by Standard Security Life or Madison National Life that is ceded to the IHC Treaties; and (iii) the amount of gross premium produced by Risk Solutions and other distribution sources written by carriers other than Standard Security Life or Madison National Life that is ceded to Independence American.  The profitability of the business ceded will also impact our operating results.  Independence American assumes medical stop-loss, fully insured health, DBL and LTD premiums from IHC under the IHC Treaties.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2014 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2013 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the first quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 in response to Item 1A. to Part 1 of Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of March 31, 2014, 500,000 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended March 31, 2014.

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4.

Mine Safety Disclosures

Not Applicable

Item 5.

Other Information

On or as of May 7, 2014, each of the following events occurred:

1.

The Stock Agreement, dated as of July 30, 2002 among American Independence Corp. (“AMIC”) (f.k.a. SoftNet Systems, Inc.), Independence Holding Company (“IHC”) and Madison Investors Corporation was terminated by the parties and ceased to be of any further force or effect.

2.

The Quota Share Reinsurance Agreement between Madison National Life Insurance Company, Inc. and Independence American Insurance Company, as amended, was further amended to extend the termination date thereof from December 31, 2014 to December 31, 2019.  This agreement, as amended, is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

3.

The Quota Share Reinsurance Agreement between Standard Security Life Insurance Company of New York and Independence American Insurance Company, as amended, was further amended to extend the termination date thereof from December 31, 2014 to December 31, 2019.  This agreement, as amended, is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

4.

The Board of Directors of AMIC granted approval for IHC and its subsidiaries, at any point in the future, to increase their aggregate ownership of AMIC’s outstanding shares of common stock without restriction imposed under Article Twelve of AMIC’s Second Amended and Restated Certificate of Incorporation or otherwise.

Item 6.

Exhibits

10.1	Quota Share Reinsurance Agreement between Madison National Life Insurance, Inc. and Independence American Insurance Company, as amended.**
10.2	Quota Share Reinsurance Agreement between Standard Security Life Insurance Company of New York and Independence American Insurance Company, as amended.**
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	May 9, 2014

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	May 9, 2014