Form 10-Q
period 2014-09-30
AMERICAN INDEPENDENCE CORP
filed 2014-11-07
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2014
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [ X ]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2014
Common stock, $0.01 par value	8,079,215 shares

Explanatory Note

American Independence Corp. (“AMIC”) was acquired in a series of transactions by Independence Holding Company (“IHC”) beginning in 2002 with a 19.9% equity investment and culminating in its current ownership of 90%.   In March 2010, as a result of share purchases of AMIC in the open market, IHC increased its ownership of AMIC to over 50%.   In accordance with generally accepted accounting principles in the United States ("GAAP"), IHC established a new basis for AMIC's assets and liabilities in IHC's consolidated financial statements based on the fair value of AMIC's identifiable assets and liabilities assumed at the time it increased its ownership to over 50%. IHC then made a series of acquisitions of AMIC stock and by January of 2013, IHC’s ownership had increased to over 80%.  At the time of the acquisition, AMIC continued to account for its assets and liabilities at historical cost in its separate financial statements.  During the second quarter of 2014, the Stock Agreement, dated as of July 30, 2002, that (among other things) placed certain restrictions on IHC’s ability to acquire additional shares of AMIC stock, was terminated and, pursuant to the applicable provisions of AMIC’s certificate of incorporation, AMIC’s Board of Directors granted approval for IHC and its subsidiaries, at any point in the future, to increase their aggregate ownership of AMIC’s outstanding shares of common stock without obtaining prior approval.   Due to the lifting of these restrictions and requirements, AMIC has elected to reflect IHC’s basis in the assets acquired and liabilities assumed in the Company’s separate financial statements.  As a result of the accounting change, those assets and liabilities as remeasured at their fair value as of March 2010, the date of IHC’s acquisition of more than 50% of the Company, has been “pushed down” to the financial statements of the Company beginning with January 1, 2013.

The consolidated financial statements and financial information of AMIC reported prior to this Form 10-Q are not directly comparable to the financial statements and financial information of AMIC included in this report as a result of the above-mentioned change in accounting principle. The differences relate to basis differences in goodwill, intangible assets and related amortization, other assets, other investments, non-controlling interests in subsidiaries, taxes and related tax provisions, net income, additional paid-in capital, retained earnings and total shareholders' equity. See Note 1(B) of Notes to Condensed Consolidated Financial Statements for the impact of this adoption on AMIC's condensed consolidated balance sheets and condensed consolidated statements of income at and for the periods ended December 31, 2013, and September 30, 2013.

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
ASSETS:	2014	2013
Investments:
Securities purchased under agreements to resell	$2,979	$3,563
Trading securities	1,136	859
Fixed maturities available-for-sale, at fair value	71,530	68,222
Equity securities available-for-sale, at fair value	1,003	988

Total investments	76,648	73,632

Cash and cash equivalents	4,400	4,424
Restricted cash ($15,113 and $8,803, respectively, restricted by related parties)	16,751	10,067
Accrued investment income	679	604
Premiums receivable ($9,274 and $8,622, respectively, due from related parties)	14,145	14,364
Net deferred tax asset	9,295	11,172
Due from reinsurers ($4,375 and $3,206, respectively, due from related parties)	6,526	7,549
Intangible assets	10,267	11,408
Accrued fee income ($1,281 and $1,076, respectively, due from related parties)	3,206	2,332
Due from securities brokers	183	172
Other assets ($176 and $0, respectively, due from related parties)	16,510	17,450

TOTAL ASSETS	$158,610	$153,174

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims ($18,740 and $17,370, respectively, due to related parties)	$32,295	$35,252
Premium and claim funds payable ($15,113 and $8,803, respectively,
due to related parties)	16,751	10,067
Commission payable ($3,499 and $3,423, respectively, due to related parties)	5,416	5,455
Accounts payable, accruals and other liabilities ($1,549 and $1,643, respectively,
due to related parties)	11,036	13,251
State income taxes payable	585	544
Due to securities brokers	-	45
Due to reinsurers ($673 and $639, respectively, due to related parties)	942	1,177

Total liabilities	67,025	65,791

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares
issued, respectively; 8,079,215 and 8,072,548 shares outstanding, respectively	92	92
Additional paid-in capital	79,734	79,694
Accumulated other comprehensive loss	(830)	(2,152)
Treasury stock, at cost, 1,102,578 and 1,109,245 shares, respectively	(10,243)	(10,305)
Retained earnings	20,060	16,970
Total American Independence Corp. stockholders’ equity	88,813	84,299
Non-controlling interest in subsidiaries	2,772	3,084
Total equity	91,585	87,383
TOTAL LIABILITIES AND EQUITY	$158,610	$153,174

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
REVENUES:
Premiums earned ($17,217, $18,563, $51,036 and
$51,774, respectively, from related parties)	$33,927	$31,844	$100,055	$93,458
Fee and agency income ($3,987, $2,940, $11,490
and $7,569, respectively, from related parties)	5,944	5,038	21,481	13,973
Net investment income	544	537	1,645	1,542
Net realized investment gains	580	46	863	973
Other income	162	126	220	380
	41,157	37,591	124,264	110,326

EXPENSES
Insurance benefits, claims and reserves ($10,597, $12,154,
$34,259 and $29,512, respectively, from related parties)	21,229	22,203	64,012	63,630
Selling, general and administrative expenses ($5,838, $4,762,
$16,394 and $14,263, respectively, from related parties)	16,215	13,834	53,703	40,835
Amortization and depreciation	418	465	1,280	1,377
	37,862	36,502	118,995	105,842

Income before income tax	3,295	1,089	5,269	4,484
Provision for income taxes	1,339	323	1,988	1,367

Net income	1,956	766	3,281	3,117
Less: Net (income) loss attributable to the non-controlling interest	101	(201)	(125)	(634)

Net income attributable to American Independence Corp.	$2,057	$565	$3,156	$2,483

Basic income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.25	$.07	$.39	$.31

Weighted-average shares outstanding	8,079	8,073	8,076	8,077

Diluted income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.25	$.07	$.39	$.31

Weighted-average diluted shares outstanding	8,097	8,081	8,102	8,083

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Net Income	$1,956	$766	$3,281	$3,117
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(188)	8	2,136	(1,996)
Less: reclassification adjustment for gains included in net income	(622)	22	(814)	(833)
Other comprehensive income (loss)	(810)	30	1,322	(2,829)
Comprehensive income (loss)	1,146	796	4,603	288
Less: comprehensive (income) loss attributable to non-controlling interests	101	(201)	(125)	(634)
Comprehensive income (loss) attributable to American Independence Corp.	$1,247	$595	$4,478	$(346)

_______________________________________________________________________________________________

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

Nine Months Ended September 30, 2014

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2013	$92	$79,694	$(2,152)	$(10,305)	$16,970	$84,299	$3,084	$87,383

Net income					3,156	3,156	125	3,281
Other comprehensive income (loss)			1,322			1,322		1,322
Exercise of stock options				62	(30)	32		32
Dividends paid to non-controlling interest							(473)	(473)
Share-based compensation expense		40				40		40
Other					(36)	(36)	36	-

BALANCE AT SEPTEMBER 30, 2014	$92	$79,734	$(830)	$(10,243)	$20,060	$88,813	$2,772	$91,585

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,281	$3,117
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(863)	(973)
Amortization and depreciation	1,280	1,377
Equity income	(214)	(369)
Deferred tax expense	1,890	1,296
Non-cash stock compensation expense	40	30
Amortization of bond premiums and discounts	399	480
Change in operating assets and liabilities:
Change in trading securities	(228)	424
Change in policy benefits and claims	(2,957)	8,322
Change in net amounts due from and to reinsurers	788	(2,165)
Change in accrued fee income	(874)	384
Change in claims fund	(928)	153
Change in commissions payable	(39)	887
Change in premiums receivable	219	(2,339)
Change in income taxes	145	27
Change in other assets and other liabilities	(244)	2,921

Net cash provided by operating activities	1,695	13,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of securities under resale and repurchase agreements	584	170
Sales of and principal repayments on fixed maturities	40,034	30,273
Maturities and other repayments of fixed maturities	2,866	3,644
Purchases of fixed maturities	(44,485)	(46,289)
Sales of equity securities	-	1,501
Cash paid in acquisitions, net of cash acquired	-	(1,250)
Change in loans receivable	73	(638)
Other investing activities	(351)	(347)

Net cash used by investing activities	(1,279)	(12,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	33	-
Payment of contingent liability on acquisition	-	(342)
Repurchases of common stock	-	(1,198)
Dividends paid to non-controlling interests	(473)	(654)

Net cash used by financing activities	(440)	(2,194)

Decrease in cash and cash equivalents	(24)	(1,558)
Cash and cash equivalents, beginning of period	4,424	4,576
Cash and cash equivalents, end of period	$4,400	$3,018

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$8	$32

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), a lead generation agency; e) our wholly owned sales and marketing  company, IHC Specialty Benefits, Inc. (“Specialty Benefits”); f) our 40% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for a managing general underwriting agency for occupational accident business; g) our 90% ownership in IPA Family, LLC (“IPA Family”), a consumer direct sales agency; and h) our 92% ownership in IPA Direct, LLC (“IPAD”), a consumer direct sales call center.

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

The consolidated financial statements and financial information of AMIC reported prior to this Form 10-Q are not directly comparable to the financial statements and financial information of AMIC included in this report as a result of the above-mentioned change in accounting principle. The differences relate to basis differences in goodwill, intangible assets and related amortization, other assets, other investments, non-controlling interests in subsidiaries, taxes and related tax provisions, net income, additional paid-in capital, retained earnings and total shareholders' equity.  The impact of this adoption on AMIC's Condensed Consolidated Balance Sheets for the period ended December 31, 2013 and the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 is presented below (in thousands).

	December 31, 2013
	Previously	Adjusted for
	Reported	New Basis
Condensed Consolidated Balance Sheets

Net deferred tax asset	$11,248	$11,172
Goodwill	23,561	-
Intangible assets	2,336	11,408
Other assets	18,105	17,450
Total assets	168,394	153,174

Additional paid-in capital	479,481	79,694
Retained earnings (deficit)	(364,730)	16,970
Total AMIC stockholders’ equity	102,386	84,299
Non-controlling interest in subsidiaries	218	3,084
Total equity	102,604	87,383
Total liabilities and equity	$168,394	$153,174

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Previously	Adjusted for	Previously	Adjusted for
	Reported	New Basis	Reported	New Basis
Condensed Consolidated Statements of Income

Other income	$125	$126	$377	$380
Amortization and depreciation	252	465	736	1,377
Income before income tax	1,301	1,089	5,122	4,484
Provision for income taxes	397	323	1,590	1,367
Net income	904	766	3,532	3,117
Net income attributable to AMIC	$703	$565	$2,898	$2,483

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The Condensed Consolidated Statements of Income for the nine months ended September 30, 2014 is not necessarily indicative of the results to be anticipated for the entire year.

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

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  Included in the diluted earnings per share calculation for the nine months ended September 30, 2014 are approximately 26,000 shares from the assumed exercise of options using the treasury stock method.  For the three months ended September 30, 2014, shares from the assumed dilution due to the exercise of common stock options using the treasury stock method were deemed anti-dilutive.  Included in the diluted earnings per share calculation for three months and nine months ended September 30, 2013 are approximately 8,000 and 6,000 shares, respectively, from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution of options.

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

Fee and Agency income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Agency income	$2,828	$3,048	$12,451	$7,848
Fee income–administration	2,919	1,854	8,461	5,519
Fee income– profit commissions	197	136	569	606

	$5,944	$5,038	$21,481	$13,973

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	SEPTEMBER 30, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$28,631	$26	$(682)	$27,975
Foreign government	7,777	18	(178)	7,617
Collateralized mortgage obligations (CMO) – residential	916	5	(4)	917
CMO – commercial	390	-	(20)	370
States, municipalities and political subdivisions	26,237	186	(311)	26,112
U.S. Government	6,671	3	-	6,674
Government sponsored enterprise (GSE)	1,428	4	(13)	1,419
Agency mortgage backed pass through securities (MBS)	69	3	-	72
Redeemable preferred stocks	274	100	-	374
Total fixed maturities	$72,393	$345	$(1,208)	$71,530

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	970	34	(1)	1,003
Total available-for-sale equity securities	$970	$34	$(1)	$1,003

	DECEMBER 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$35,788	$140	$(1,361)	$34,567
Foreign government	2,665	20	(166)	2,519
CMO - residential	1,147	8	(3)	1,152
CMO – commercial	390	-	(153)	237
States, municipalities and political subdivisions	22,921	163	(1,001)	22,083
U.S. Government	6,698	118	(5)	6,811
GSE	430	4	(12)	422
MBS	79	4	-	83
Redeemable preferred stocks	273	74	-	348
Total fixed maturities	$70,392	$531	$(2,701)	$68,222

EQUITY SECURITIES
AVAILABLE-FOR-SALE

Nonredeemable preferred stocks	970	24	(6)	988
Total available-for-sale equity securities	$970	$24	$(6)	$988

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government, or its various insurance and lease programs that carry the full faith and credit obligation of the US Government.

The amortized cost and fair value of fixed maturities at September 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE
	(In thousands)

Due in one year or less	$526	$528
Due after one year through five years	22,867	22,790
Due after five years through ten years	24,963	24,566
Due after ten years	22,262	21,893
CMOs and MBSs	1,775	1,753

	$72,393	$71,530

The following tables summarize, for all securities in an unrealized loss position at September 30, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$11,250	$180	$12,873	$502	$24,123	$682
Foreign securities	5,644	95	1,340	83	6,984	178
CMO – residential	600	4	-	-	600	4
CMO – commercial	-	-	370	20	370	20
States, municipalities and political subdivisions	6,187	96	13,676	215	19,863	311
GSE	1,025	5	355	8	1,380	13
Nonredeemable preferred stocks	398	1	-	-	398	1
Total temporarily impaired securities	$25,104	$381	$28,614	$828	$53,718	$1,209

Number of securities in an unrealized loss position	20		23		43

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$22,800	$879	$5,562	$482	$28,362	$1,361
Foreign government	-	-	1,279	166	1,279	166
CMO – residential	742	3	-	-	742	3
CMO – commercial	-	-	237	153	237	153
States, municipalities and political subdivisions	14,962	895	2,265	106	17,227	1,001
U.S. Government	493	5	-	-	493	5
GSE	366	12	-	-	366	12
Nonredeemable preferred stocks	393	6	-	-	393	6
Total temporarily impaired securities	$39,756	$1,800	$9,343	$907	$49,099	$2,707

Number of securities in an unrealized loss position	31		9		40

Substantially all of the unrealized losses on fixed maturities at September 30, 2014 and December 31, 2013 were attributable to changes in market interest rates.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

The following table summarizes the Company’s net investment income for three months and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Fixed maturities	$517	$511	$1,627	$1,461
Equity securities	32	32	87	98
Short-term investments	1	-	2	4
Other	(6)	(6)	(71)	(21)

Net investment income	$544	$537	$1,645	$1,542

Net realized investment gains for the three months and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Available-for-sale securities:
Fixed maturities	$621	$(22)	$814	$810
Preferred stock	-	-	-	23
Total available-for-sale securities	621	(22)	814	833

Trading securities	65	75	52	134
Change in unrealized gain on trading securities	(106)	(7)	(3)	6

Net realized investment gains	$580	$46	$863	$973

For the three months and nine months ended September 30, 2014, the Company recorded realized gross gains of $631,000 and $936,000, respectively, and gross losses of $10,000 and $122,000, respectively, on available-for-sale securities.  For the three months and nine months ended September 30, 2013, the Company recorded realized gross gains of $56,000 and $984,000, respectively, and gross losses of $78,000 and $151,000, respectively, on available-for-sale securities.

We recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss).  For the nine months ended September 30, 2014 and 2013, there were no other-than-temporary impairments recognized in earnings.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) were $288,000 as of September 30, 2014 and December 31, 2013.

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

The following tables present our financial assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$27,975	$-	$27,975
Foreign government	-	7,617	-	7,617
CMO - residential	-	917	-	917
CMO – commercial	-	-	370	370
States, municipalities and political
subdivisions	-	26,112	-	26,112
U.S. government	-	6,674	-	6,674
GSE	-	1,419	-	1,419
MBS - residential	-	72	-	72
Redeemable preferred stocks	374	-	-	374
Total fixed maturities	374	70,786	370	71,530

Equity securities available-for-sale:
Nonredeemable preferred stocks	1,003	-	-	1,003
Total equity securities	1,003	-	-	1,003

Trading securities:
Common Stock	1,136	-	-	1,136
Total trading securities	1,136	-	-	1,136

Total financial assets	$2,513	$70,786	$370	$73,669

	December 31, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$34,567	$-	$34,567
Foreign government	-	2,519	-	2,519
CMO - residential	-	1,152	-	1,152
CMO – commercial	-	-	237	237
States, municipalities and political
subdivisions	-	22,083	-	22,083
U.S. government	-	6,811	-	6,811
GSE	-	422	-	422
MBS - residential	-	83	-	83
Redeemable preferred stocks	348	-	-	348
Total fixed maturities	348	67,637	237	68,222

Equity securities available-for-sale:
Nonredeemable preferred stocks	988	-	-	988
Total equity securities	988	-	-	988

Trading securities:
Common Stock	859	-	-	859
Total trading securities	859	-	-	859

Total financial assets	$2,195	$67,637	$237	$70,069

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the three months and nine months ending September 30, 2014, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category during the three months and nine months ended September 30, 2014 or 2013.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during the three months and nine months ended September 30, 2014 or 2013.  The changes in the carrying value of Level 3 assets and liabilities for the three months and nine months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended September 30, 2014
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$-	$362	$362

Net unrealized gain included in accumulated other comprehensive income (loss)	-	8	8

Balance, end of period	$-	$370	$370

	Three Months Ended September 30, 2013
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$-	$228	$228

Net unrealized loss included in accumulated other comprehensive income (loss)	-	1	1

Balance, end of period	$-	$229	$229

	Nine Months Ended September 30, 2014
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$-	$237	$237

Net unrealized gain included in accumulated other comprehensive income (loss)	-	133	133

Balance, end of period	$-	$370	$370

	Nine Months Ended September 30, 2013
	CMOs
	Residential	Commercial	Total

Balance, beginning of period	$408	$228	$636

Sales of securities	(415)	-	(415)
Repayments of fixed maturities	(9)	-	(9)
Net realized investment gains	225	-	225
Net unrealized loss included in accumulated other comprehensive income (loss)	(209)	1	(208)

Balance, end of period	$-	$229	$229

6.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the three months and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Balance, beginning of period	$10,630	$12,252	$11,408	$13,306
Adjustment for contingent payment	-	-	-	(183)
Amortization expense	(363)	(427)	(1,141)	(1,298)

Balance, end of period	$10,267	$11,825	$10,267	$11,825

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

In November 2012, AMIC entered into a consulting agreement to continue writing certain medical stop-loss business for an aggregate fee of $1,100,000.  The fee consisted of $500,000 in cash and $600,000 in contingent consideration expected to be paid in 2013 and 2014 based on the expected block of business.  AMIC recorded other intangible assets representing broker relationships, which will be amortized over a weighted average period of 7.0 years.  In accordance with the terms of the agreement, $300,000 of the contingent consideration was paid in the fourth quarter of 2013, and the remaining $300,000 is expected to be paid in the fourth quarter of 2014.

7.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $212,000 and $233,000 for the three months ended September 30, 2014 and 2013, respectively, and $689,000 and $672,000 for the nine months ended September 30, 2014 and 2013, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Income.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

8.

Share-Based Compensation

Total share-based compensation expense was $12,000 and $13,000 for the three months ended September 30, 2014 and 2013, respectively, and $40,000 and $30,000 for the nine months ended September 30, 2014 and 2013, respectively.  Related tax benefits of $4,000 and $4,000 were recognized for the three months ended September 30, 2014 and 2013, respectively, and $14,000 and $10,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of September 30, 2014:

	Outstanding	Exercisable

Number of options	166,616	144,393
Weighted average exercise price per share	$10.50	$10.69
Aggregate intrinsic value of options	$266,000	$227,000
Weighted average contractual term remaining	3.44 years	2.54 years

The Company’s stock option activity for the nine months ended September 30, 2014 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2013	222,285	$11.46

Granted	13,334	10.80
Exercised	(6,667)	4.87
Expired	(62,336)	14.58

Balance, September 30, 2014	166,616	$10.50

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the nine months ended September 30, 2014 and 2013 was $5.70 and $4.04 per share, respectfully.  The assumptions set forth in the table below were used to value the stock options granted during the nine months ended September 30, 2014 and 2013:

	September 30,
	2014	2013

Weighted-average risk-free interest rate	2.72%	2.30%
Annual dividend rate per share	$-	-
Weighted-average volatility factor of the Company's common stock	38.27	45.00
Weighted-average expected term of options	5 years	5 years

Compensation expense of $12,000 and $13,000 was recognized for the three months ended September 30, 2014 and 2013, respectively, and $40,000 and $30,000 for the nine months ended September 30, 2014 and 2013, respectively, for the portion of the fair value of stock options vesting during that period.

As of September 30, 2014, there was approximately $95,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

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

Included in accumulated other comprehensive income (loss) at September 30, 2014 and December 31, 2013 are adjustments of $269,000 related to the non-credit related component of other-than-temporary impairment losses recorded.

10.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Income was computed based on the Company's actual results, which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.

At September 30, 2014, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $261,691,000 for federal income tax purposes expiring in varying amounts through the year 2028 with a significant portion expiring in 2020.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending September 30, 2014 and December 31, 2013 are $9,295,000 and $11,172,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Internal Revenue Service ("IRS") has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at September 30, 2014.

11.

Repurchase of Common Stock

In accordance with the Company’s Share Repurchase Program, the Company repurchased 199,784 shares of its common stock at a cost of $1,198,000 during January 2013.  No shares were repurchased in 2014.  As of September 30, 2014, 500,000 shares were still authorized to be repurchased under the program.

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our wholly owned full service direct writer of medical-stop insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”), our 92% owned consumer direct sales call center, IPA Direct, LLC (“IPAD”), our 90% owned consumer direct sales agency, IPA Family LLC (“IPA Family”), and our 51% owned lead generation agency, HealthInsurance.org (“HIO”).  Risk Solutions, Specialty Benefits, HIO, IPAD and IPA Family are collectively referred to as “our Agencies”.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 90% of AMIC's stock as of September 30, 2014.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  As of September 30, 2014, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health, short-term statutory disability benefit product in New York State ("DBL") and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American writes pet insurance, medical stop-loss, short-term medical, occupational accident, dental and other ancillary products.  Given its broad licensing, A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best"), and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its occupational accident product.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  We have been informed by A.M. Best that an A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors.  A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of September 30, 2014 was $60,860,000.

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

The following is a summary of key performance information and events:

The results of operations for the three months and nine months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$41,157	$37,591	$124,264	$110,326
Expenses	37,862	36,502	118,995	105,842
Income before income tax	3,295	1,089	5,269	4,484
Provision for income taxes	1,339	323	1,988	1,367
Net income	1,956	766	3,281	3,117
Less: Net income attributable to the non-controlling interest	101	(201)	(125)	(634)
Net income attributable to American Independence Corp.	$2,057	$565	$3,156	$2,483

•

The book value of the Company increased to $10.99 per share at September 30, 2014 compared to $10.44 per share at December 31, 2013.

•

Net income per share increased to $.25 per share, diluted, or $2.1 million, for the three months ended September 30, 2014, compared to $.07 per share, diluted, or $0.6 million for the three months ended September 30, 2013.  Net income per share increased to $.39 per share, diluted, or $3.2 million, for the nine months ended September 30, 2014, compared to $.31 per share, diluted, or $2.5 million for the nine months ended September 30, 2013.

•

At September 30, 2014, 99.5% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.0% and 3.2% for the nine months ended September 30, 2014 and 2013, respectively.

•

Premiums earned increased 7% to $100.1 million for the nine months ended September 30, 2014 compared to $93.5 million for the nine months ended September 30, 2013, primarily due to higher premiums for pet insurance, assumed medical stop-loss, and occupational accident business, offset by lower premiums for assumed group major medical, direct medical stop-loss, and direct individual health business due to the run-off of these lines.

•

For the nine months ended September 30, 2014, our Agencies generated revenues of $21.8 million compared to $14.4 million for the nine months ended September 30, 2013 due to higher revenues generated at HIO, Risk Solutions, IPAD and Specialty Benefits.

•

Agency net loss decreased $159,000 from $560,000 for the three months ended September 30, 2013 to $401,000 for the three months ended September 30, 2014.  Agency net loss increased $265,000 from $1,085,000 for the nine months ended September 30, 2013 to $1,350,000 for the nine months ended September 30, 2014 due to the changes in the Affordable Care Act which have disrupted sales in the second quarter of 2014, and due to expenses attributable to the start-up of IPAD, our consumer direct sales call center.

•

Underwriting experience as indicated by GAAP Combined Ratios, on our three lines of business for the three months and nine months ended September 30, 2014 and 2013, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Premiums Earned	$13,116	$13,534	$41,212	$41,636
Insurance Benefits Claims and Reserves	8,606	9,658	26,906	28,555
Profit Commission Expense (Recovery)	28	315	1,771	1,956
Expenses	3,324	3,396	10,483	10,414

Loss Ratio(A)	65.6%	71.4%	65.3%	68.6%
Profit Commission Expense Ratio (B)	0.2%	2.3%	4.3%	4.7%
Expense Ratio (C)	25.3%	25.1%	25.4%	25.0%
Combined Ratio (D)	91.2%	98.8%	95.0%	98.3%

▪ Fully Insured Health	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Premiums Earned	$19,174	$16,882	$54,295	$47,774
Insurance Benefits Claims and Reserves	11,446	11,564	34,203	32,478
Profit Commission Expense (Recovery)	(44)	(308)	443	(1)
Expenses	5,984	4,418	16,577	12,174

Loss Ratio(A)	59.7%	68.5%	63.0%	68.0%
Profit Commission Expense Ratio (B)	-0.2%	-1.8%	0.8%	0.0%
Expense Ratio (C)	31.2%	26.2%	30.5%	25.5%
Combined Ratio (D)	90.7%	92.9%	94.3%	93.5%

▪ Group Disability	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Premiums Earned	$1,637	$1,428	$4,548	$4,048
Insurance Benefits Claims and Reserves	1,177	981	2,903	2,597
Expenses	445	426	1,319	1,165

Loss Ratio(A)	71.9%	68.7%	63.8%	64.2%
Expense Ratio (C)	27.2%	29.8%	29.0%	28.8%
Combined Ratio (D)	99.1%	98.5%	92.8%	93.0%

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

•

The Company recorded a decrease in the loss ratio in the medical stop-loss line of business for the nine months ended September 30, 2014.  This is due to favorable claims experience on direct business, partially offset by unfavorable claims experience on the run-off of assumed business emanating from a non-owned MGU program that was terminated effective December 31, 2013.

•

The Company recorded an increase in the combined ratio in the fully insured health line of business for the nine months ended September 30, 2014 primarily due to an increase in the expense ratio due to a change in the mix of business to lines that have higher commission and expenses structures, partially offset by a decrease in loss ratio as the Company moves to specialty health lines and moves away from major medical.

•

The Company experienced an increased loss ratio for group disability for the three months ended September 30, 2014 as a result of an adjustment made in the third quarter to reserves for the international line of LTD business.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2013.  Management has identified the accounting policies related to Policy Benefits and Claims, Premium and Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments, Goodwill and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2013.  During the nine months ended September 30, 2014, there were no additions to or changes in the critical accounting policies disclosed in the Form 10-K for the year ended December 31, 2013 except for the change related to push-down accounting as described in Note 1(B) of the Notes to the Condensed Consolidated Financial Statements and the recently adopted accounting standards discussed in Note 1(C) of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2014	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$13,116	-	270	8,606	3,352	-	$1,428
Fully Insured Health	19,174	-	191	11,446	5,940	-	1,979
Group Disability	1,637	-	29	1,177	445	-	44
Total Independence
American	33,927	-	490	21,229	9,737	-	3,451

Agencies	-	6,106	37	-	6,126	418	(401)
Corporate	-	-	17	-	352	-	(335)
Subtotal	$33,927	6,106	544	21,229	16,215	418	2,715

Net realized investment gains							580
Income before income taxes							3,295
Income taxes							(1,339)
Net income							1,956
Less: Net loss attributable to the non-controlling interest							101
Net income attributable to American Independence Corp.							$2,057

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2013	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$13,534	-	354	9,658	3,711	-	$519
Fully Insured Health	16,882	-	118	11,564	4,110	-	1,326
Group Disability	1,428	-	21	981	426	-	42
Total Independence
American	31,844	-	493	22,203	8,247	-	1,887

Agencies	-	5,164	36	-	5,295	465	(560)
Corporate	-	-	8	-	292	-	(284)
Subtotal	$31,844	5,164	537	22,203	13,834	465	1,043

Net realized investment gains							46
Income before income taxes							1,089
Income taxes							(323)
Net income							766
Less: Net income attributable to the non-controlling interest							(201)
Net income attributable to American Independence Corp.							$565

Premiums Earned.  Premiums earned increased 7%, or $2,083,000 from 2013 to 2014. The company currently has three lines of business. Premiums relating to medical stop-loss business decreased $418,000. This is due to a decrease of $2,098,000 in medical stop-loss premiums written by Independence American through an independent MGU that has been terminated, offset by an increase of $1,680,000 in medical stop-loss assumed by Independence American.  Premiums relating to fully insured health (consisting of major medical, fixed indemnity limited benefit, short-term medical, dental, vision, small group stop-loss, hospital indemnity, occupational accident, pet insurance, international medical, and individual health) increased $2,291,000. The increase is primarily due to an increase in occupational accident business written by Independence American of $2,652,000, an increase of $2,475,000 in pets premium written by Independence American, an increase of $1,200,000 in small group stop-loss premiums written by Independence American, an increase in international medical premiums assumed by Independence American of $559,000, an increase of $784,000 in hospital indemnity premiums written by Independence American, an increase of $518,000 in occupational accident premiums assumed by Independence American, and an increase of $167,000 in short-term medical premiums assumed by Independence American, offset by a decrease in major medical premiums written and assumed by Independence American of $5,454,000, a decrease in integrated stop-loss premiums written by Independence American of $527,000, and a decrease of $264,000 in vision premiums assumed by Independence American.  Premiums relating to group disability increased $210,000 due to higher DBL and international premiums assumed by Independence American. For the three months ended September 30, 2014,

Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, and approximately 27% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.  For the three months ended September 30, 2014 and September 30, 2013, Independence American assumed approximately 10% and 16%, respectively, of certain of IHC’s group major medical business.

Fee and Agency Income.  Fee and agency income increased $906,000 from 2013 to 2014.  Risk Solutions fee income-administration increased $1,065,000 to $2,919,000 for 2014, compared to $1,854,000 for 2013. Risk Solutions fee income-profit commission increased $61,000 to $197,000 for 2014, compared to $136,000 for 2013.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2014 are based on business written during portions of 2011, 2012 and 2013. In 2014, agency income consisted of commission income and other fees of $476,000 and $328,000 from IPA Family and IPAD, respectively, and revenue of $68,000 and $1,956,000 from HIO and Specialty Benefits, respectively.  In 2013, agency income consisted of commission income and other fees of $765,000 and $6,000 from IPA Family and IPAD, respectively, and revenue of $1,660,000 and $617,000 from HIO and Specialty Benefits, respectively.

Net Investment Income.  Net investment income increased $7,000 from 2013 to 2014 due to an increase in investable assets.  The consolidated investment yields were 3.3% and 3.3% for the three months ended September 30, 2014 and 2013, respectively.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $580,000 for the three months ended September 30, 2014, compared to a gain of $46,000 for the three months ended September 30, 2013.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $36,000 from 2013 to 2014.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 4%, or $974,000 from 2013 to 2014.  The decrease is primarily due to a decrease in direct and assumed major medical of $4,807,000 due to lower premiums, a decrease in direct medical stop-loss of $1,829,000 due to lower premiums somewhat offset by a lower loss ratio, and a decrease in assumed vision of $204,000 due to a lower loss ratio and lower premiums, offset by an increase in direct pet health of $1,693,000 due to higher premiums and a higher loss ratio, an increase in direct occupational accident of $1,353,000 due to higher premiums, an increase in small group stop-loss of $929,000 due to higher premiums, an increase in assumed international health of $411,000 due to higher premiums assumed and a higher loss ratio, an increase in assumed medical stop-loss of $777,000 due to higher premiums assumed, an increase in assumed LTD of $268,000 due to a higher loss ratio, an increase in assumed occupational accident of $233,000 due to higher premiums, and an increase in assumed limited medical of $104,000 due to higher premiums assumed and a higher loss ratio.

Selling, General and Administrative.  Selling, general and administrative expenses increased $2,381,000 from 2013 to 2014.  This increase is due to higher commission expense of $1,358,000 at Independence American due to higher premiums and a change in the mix of business, higher expenses of $927,000 and $783,000 at Specialty Benefits and Risk Solutions, respectively, primarily due to higher salary expense relating to an increase in sales, offset by lower expenses of $936,000 at HIO due to lower referral fees.

Amortization and Depreciation.  Amortization and depreciation expense decreased $47,000 from 2013 to 2014.

Income Taxes.  The provision for income taxes increased $1,016,000 to $1,339,000, an effective rate of 39.4%, for the three months ended September 30, 2014, compared to $323,000, an effective rate of 36.4%, for the three months ended September 30, 2013.  Net income for the three months ended September 30, 2014 and 2013 includes a non-cash provision for federal income taxes of $1,239,000 and $293,000, respectively.  The state tax effective rate decreased to 1.1% for the three months ended September 30, 2014, compared to 2.0% for the three months ended September 30, 2013.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (loss) attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $302,000 from 2013 to 2014.  The net income for the three months ended September 30, 2014 and 2013 relates to the 49% non-controlling interest in HIO, the 8% non-controlling interest in IPAD, and the 10% non-controlling interest in IPA Family.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $2,057,000, or $.25 per share, diluted, for the three months ended September 30, 2014, compared to $565,000, or $.07 per share, diluted, for the three months ended September 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2014, Compared to the Nine Months Ended September 30, 2013.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2014	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$41,212	-	879	26,906	12,254	-	$2,931
Fully Insured Health	54,295	-	546	34,203	17,020	-	3,618
Group Disability	4,548	-	73	2,903	1,319	-	399
Total Independence
American	100,055	-	1,498	64,012	30,593	-	6,948

Agencies	-	21,701	100	-	21,871	1,280	(1,350)
Corporate	-	-	47	-	1,239	-	(1,192)
Subtotal	$100,055	21,701	1,645	64,012	53,703	1,280	4,406

Net realized investment gains							863
Income before income taxes							5,269
Income taxes							(1,988)
Net income							3,281
Less: Net income attributable to the non-controlling interest							(125)
Net income attributable to American Independence Corp.							$3,156

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
September 30,	Premiums	Other	Investment	and	and	and
2013	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$41,636	-	930	28,555	12,370	-	$1,641
Fully Insured Health	47,774	-	430	32,478	12,173	-	3,553
Group Disability	4,048	-	52	2,597	1,165	-	338
Total Independence
American	93,458	-	1,412	63,630	25,708	-	5,532

Agencies	-	14,353	95	-	14,156	1,377	(1,085)
Corporate	-	-	35	-	971	-	(936)
Subtotal	$93,458	14,353	1,542	63,630	40,835	1,377	3,511

Net realized investment gains							973
Income before income taxes							4,484
Income taxes							(1,367)
Net income							3,117
Less: Net income attributable to the non-controlling interest							(634)
Net income attributable to American Independence Corp.							$2,483

Premiums Earned.  Premiums earned increased 7%, or $6,597,000 from 2013 to 2014. The company currently has three lines of business. Premiums relating to medical stop-loss business decreased $424,000 due to a decrease of $4,642,000 in medical stop-loss premiums written by Independence American through an independent MGU that has been terminated, offset by an increase of $4,218,000 in medical stop-loss assumed by Independence American. Premiums relating to fully insured health (consisting of major medical, fixed indemnity limited benefit, short-term medical, dental, vision, small group stop-loss, hospital indemnity, occupational accident, pet insurance, international medical, and individual health) increased $6,520,000.  The increase is primarily due to an increase of $8,249,000 in pet premium written by Independence American, an increase of $6,502,000 in occupational accident business written by Independence American, an increase in international medical premiums assumed by Independence American of $1,679,000, an increase of $1,770,000 in hospital indemnity premiums written by Independence American, an increase of $2,101,000 in small group stop-loss written by Independence American, an increase of $1,010,000 in occupational accident premiums assumed, an increase of $533,000 in short-term medical premiums assumed, and an increase in assumed limited medical of $418,000, offset by a decrease in major medical premiums written and assumed by Independence American of $14,934,000 and a decrease in vision premiums assumed by Independence American of $827,000. Premiums relating to group disability increased $501,000 due to higher DBL premiums assumed by Independence American. For the nine months ended September 30, 2014, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s

LTD business, and approximately 27% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.  For the nine months ended September 30, 2014 and September 30, 2013, Independence American assumed approximately 11% and 12%, respectively, of certain of IHC’s group major medical business.

Fee and Agency Income.  Fee and agency income increased $7,508,000 from 2013 to 2014.  Risk Solutions fee income-administration increased $2,942,000 to $8,461,000 for 2014, compared to $5,519,000 for 2013. Risk Solutions fee income-profit commission decreased $37,000 to $569,000 for 2014, compared to $606,000 for 2013.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2014 are based on business written during portions of 2011, 2012 and 2013. In 2014, agency income consisted of commission income and other fees of $1,584,000 and $641,000 from IPA Family and IPAD, respectively, and revenue of $4,930,000 and $5,296,000 from HIO and Specialty Benefits, respectively.  In 2013, agency income consisted of commission income and other fees of $2,696,000 and $6,000 from IPA Family and IPAD, respectively, and revenue of $3,762,000 and $1,384,000 from HIO and Specialty Benefits, respectively.

Net Investment Income.  Net investment income increased $103,000 from 2013 to 2014 due to an increase in investable assets.  The consolidated investment yields were 3.0% and 3.2% for the nine months ended September 30, 2014 and 2013, respectively.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $863,000 for the nine months ended September 30, 2014, compared to a gain of $973,000 for the nine months ended September 30, 2013.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income decreased $160,000 from 2013 to 2014 due to lower equity income from the Company’s 40% investment in GAF.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 1%, or $382,000 from 2013 to 2014.  The increase is primarily due to an increase in direct pet health of $5,468,000 due to higher premiums, an increase in assumed medical stop-loss of $2,569,000 due to higher premiums assumed, an increase in direct occupational accident of $3,400,000 due to higher premiums, an increase in assumed international health of $1,198,000 due to higher premiums assumed and a higher loss ratio, an increase in small group stop-loss of $1,626,000 due to higher premiums, an increase in direct integrated stop-loss of $377,000 due to a higher loss ratio, an increase in assumed limited medical of $398,000 due to higher premiums and a higher loss ratio, an increase in assumed occupational accident of $462,000 due to higher premiums, an increase in assumed LTD of $214,000 due to a higher loss ratio, an increase in assumed DBL of $92,000 due to higher premiums assumed, an increase in assumed short-term medical of $197,000 due to higher premiums assumed, and an increase of $223,000 in direct hospital indemnity premiums due to higher premiums, offset by a decrease in direct and assumed major medical of $10,933,000 due to lower premiums, a decrease in direct medical stop-loss of $4,218,000 due to lower premiums and a lower loss ratio, and a decrease in assumed vision of $758,000 due to a lower loss ratio and lower premiums.

Selling, General and Administrative.  Selling, general and administrative expenses increased $12,868,000 from 2013 to 2014.  This increase is due to higher expenses at HIO of $2,224,000 due to higher referral fees, higher commission expense of $4,152,000 at Independence American due to higher premiums and a change in the mix of business, higher expenses of $3,068,000 and $2,182,000 at Specialty Benefits and Risk Solutions, respectively, primarily due to higher salary expense relating to an increase in sales, and higher expenses of $934,000 due to the formation of IPAD in July 2013.

Amortization and Depreciation.  Amortization and depreciation expense decreased $97,000 from 2013 to 2014.

Income Taxes.  The provision for income taxes increased $621,000 to $1,988,000, an effective rate of 38.6%, for the nine months ended September 30, 2014, compared to $1,367,000, an effective rate of 35.5%, for the nine months ended September 30, 2013.  Net income for the nine months ended September 30, 2014 and 2013 includes a non-cash provision for federal income taxes of $1,877,000 and $1,276,000, respectively.  The state tax effective rate decreased to 0.5% for the nine months ended September 30, 2014, compared to 0.8% for the nine months ended September 30, 2013.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $509,000 from 2013 to 2014.  The net income for the nine months ended September 30, 2014 and 2013 relates to the 49% non-controlling interest in HIO, the 8% non-controlling interest in IPAD, and the 10% non-controlling interest in IPA Family.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $3,156,000, or $.39 per share, diluted, for the nine months ended September 30, 2014, compared to $2,483,000, or $.31 per share, diluted, for the nine months ended September 30, 2013.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the nine months ended September 30, 2014, our Agencies paid $286,000 in dividends to Corporate.

Cash Flows

The Company had $4.4 million of cash and cash equivalents as of September 30, 2014 and December 31, 2013.

For the nine months ended September 30, 2014, operating activities provided the Company with $1.7 million of cash, whereas $1.3 million of cash was utilized by investing activities due to higher net purchases of fixed maturity securities offset by net sales of securities under resale and repurchase agreements.  Financing activities, which utilized $0.4 million for the period, includes $0.5 million utilized to pay dividends to noncontrolling interests.

At September 30, 2014 and December 31, 2013, the Company had $16,751,000 and $10,067,000 of restricted cash at Risk Solutions.  These amounts are directly offset by corresponding liabilities for Premium and Claim Funds Payable.  The amount increased $6,684,000 due to the timing of paid claims during the year.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At September 30, 2014, the Company had $32,295,000 of policy benefits and claims that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's policy benefits and claims does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $3,072,000 to $76,831,000 during the nine months ended September 30, 2014 from $73,759,000 at December 31, 2013, primarily due to higher net purchases of fixed maturity securities, and a decrease in net unrealized losses on investments.

The Company had receivables from reinsurers of $6,526,000 at September 30, 2014.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at September 30, 2014.

The Company's policy benefits and claims by line of business are as follows (in thousands):

	Total Policy Benefits and Claims
	September 30,	December 31,
	2014	2013

Medical Stop-Loss	$17,295	$20,618
Fully Insured Health	13,177	13,276
Group Disability	1,823	1,358

	$32,295	$35,252

The decrease in total policy benefits and claims of $2,957,000 is primarily attributable to a decrease in direct medical stop-loss due to timing, offset by an increase in DBL and LTD due to an increase in premiums assumed.

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

The $4,514,000 increase in AMIC’s stockholders' equity in the first nine months of 2014 is primarily due to net income of $3,156,000 and a decrease in net unrealized losses on investments of $1,322,000.  The decrease in net unrealized losses on investments is due to a decrease in interest rates, which increased the value of the Company’s bond portfolio.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized losses on available-for-sale securities totaled $830,000 at September 30, 2014.  Approximately 99.5% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At September 30, 2014, approximately 0.5% (or $390,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at September 30, 2014.

The Company reviews its investments regularly and monitors its investments continually for impairments.  There were no realized losses for other-than-temporary impairments recorded for the nine months ended September 30, 2014 and 2013.  At September 30, 2014, the Company did not own securities in which the carrying value was less than 80% of their amortized cost.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at September 30, 2014.  In 2014, the Company experienced a decrease in net unrealized losses of $1,322,000, which increased stockholders' equity by $1,322,000 (reflecting net unrealized losses of $830,000 at September 30, 2014 compared to net unrealized losses of $2,152,000 at December 31, 2013).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

The majority of Independence American’s revenue is from reinsurance premiums, although Independence American continues to increase the premiums written on its paper.  Independence American is focusing on sales of pet insurance, occupational accident, hospital indemnity, short-term medical, fixed indemnity limited benefit, dental, and small-group medical stop-loss.  Independence American has ceased writing major medical plans for individuals and families and has curtailed writing small group major medical.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its occupational accident and ancillary health products.  The majority of major medical plans for individuals and families was written through IPA Family.  IPA Family and IPAD have begun to write major medical through well-known national insurance companies while continuing to focus on Independence American’s and IHC’s ancillary products.

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

•

Our individual major medical premiums will continue to dissipate as a result of having exited this line of business.

•

We will further adapt to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands.

•

Our small group major medical reinsured premiums will continue to decrease as a result of exiting the two states in which Independence American wrote business, and a decrease of premiums reinsured from IHC.

•

We intend to increase our sales of (and reinsurance from IHC’s sales of) short-term and fixed indemnity limited benefit and ancillary health products to offset the reduction in major medical premiums.  We will also increase our DBL reinsurance premiums due to higher sales at IHC, and health insurance for groups seeking coverage for expatriate employees.

•

We expect continued growth in occupational accident insurance.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at September 30, 2014 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2013 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the third quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of September 30, 2014, 500,000 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended September 30, 2014.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	November 7, 2014

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	November 7, 2014