Form 10-K
period 2014-12-31
AMERICAN INDEPENDENCE CORP
filed 2015-03-16
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

COMMISSION FILE NUMBER 001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of Registrant as specified in its charter)

DELAWARE	11-1817252
(State of Incorporation)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

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

[   ] Yes

        [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2014 was $9,836,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

Outstanding at March 16, 2015

Common Stock, $0.01 par value

8,079,215

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be delivered (or made available, pursuant to applicable regulations) to stockholders in connection with the 2015 annual meeting of stockholders to be held in May 2015 are incorporated by reference in response to Part III of this Report.

Explanatory Note

American Independence Corp. (“AMIC”) was acquired in a series of transactions by Independence Holding Company (“IHC”) beginning in 2002 with a 19.9% equity investment and culminating in its current ownership of 90%.  In March 2010, as a result of share purchases of AMIC in the open market, IHC increased its ownership of AMIC to over 50%.  Management determined at this time that a change in control event occurred and, accordingly, IHC established a new basis for AMIC's assets and liabilities in IHC's consolidated financial statements based on the fair value of AMIC's identifiable assets and liabilities assumed at the time it increased its ownership to over 50%.  However, because IHC acquired less than 80%, AMIC was not permitted to reflect the impact of its change in control in its separate financial statements.  IHC then made a series of acquisitions of AMIC stock, and by January of 2013 IHC’s ownership had increased to over 80%.  Although by this time, IHC acquired over 80% of AMIC’s shares, management elected not to reflect the impact of the change in control, so AMIC continued to account for its assets and liabilities at historical basis in its separate financial statements.  During the second quarter of 2014, the Stock Agreement, dated as of July 30, 2002, that (among other things) placed certain restrictions on IHC’s ability to acquire additional shares of AMIC stock, was terminated and, pursuant to the applicable provisions of AMIC’s certificate of incorporation, AMIC’s Board of Directors granted approval for IHC and its subsidiaries, at any point in the future, to increase their aggregate ownership of AMIC’s outstanding shares of common stock without obtaining prior approval.  Due to the lifting of these restrictions and requirements, management evaluated the preferability of accounting for the aforementioned change in control in its separate financial statements and concluded that the accounting change was preferable.  Accordingly, AMIC elected to implement the change in control accounting and reflect IHC’s basis in the assets acquired and liabilities assumed in the Company’s separate financial statements.  This change was initially implemented during the interim period ended June 30, 2014.  As a result of the accounting change, those assets and liabilities as remeasured at their fair value as of the date of IHC’s acquisition of the Company have been “pushed down” to the financial statements of the Company beginning with January 1, 2013, the earliest date “push down” is permitted.  “Push down” accounting results in reporting AMIC’s separate financial statements as if it were a new entity with a new basis of accounting.  Due to our new basis of accounting, our financial statements include a black line denoting that our financial statements covering periods prior to the push down date of January 1, 2013 are not comparable to our financial statements as of and subsequent to this date.  References to the “Predecessor” Company refer to reporting dates of the Company through December 31, 2012, reflecting results of operations and cash flows of the Company prior to the push down date on our historical accounting basis; subsequent thereto, the Company is referred to as the “Successor” Company, reflecting the impact of push down accounting and the results of operations and cash flows of the Company subsequent to the push down date.

The consolidated financial statements and financial information of AMIC reported prior to this Form 10-K are not directly comparable to the financial statements and financial information of AMIC included in this report as a result of the above-mentioned change in accounting principle.  The differences relate to basis differences in goodwill, intangible assets and related amortization, other assets, other investments, non-controlling interests in subsidiaries, taxes and related tax provisions, net income, additional paid-in capital, retained earnings and total shareholders' equity.  See Note 1(B) of Notes to Consolidated Financial Statements for the impact of this adoption on AMIC's consolidated balance sheets and consolidated statements of income at and for the period ended December 31, 2013.

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

We provide specialized health coverage and related services to commercial customers and individuals.  We focus on niche health products and/or narrowly defined distribution channels in the United States.  Our wholly owned subsidiary, Independence American Insurance Company ("Independence American"), markets its products through IHC Risk Solutions, LLC (“Risk Solutions”), IHC Specialty Benefits, Inc., IPA Family, LLC, and IPA Direct, LLC, which are subsidiaries of AMIC, and through independent brokers, producers and agents.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Since November 2002, AMIC has been affiliated with Independence Holding Company, which owned 90% of AMIC's stock as of December 31, 2014.  The senior management of Independence Holding Company provides direction to the Company through a service agreement between the Company and Independence Holding Company.  Independence Holding Company and its subsidiaries including, among others, Standard Security Life Insurance Company of New York ("Standard Security Life”) and Madison National Life Insurance Company, Inc. ("Madison National Life") are collectively referred to as "IHC".

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

•

Pet insurance

•

Occupational accident

•

New York State Disability Benefits Law ("DBL")

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

Health insurance is increasingly being sold through direct-to-consumer channels, such as private exchanges, websites and call centers.  We are well positioned to take advantage of this shift through Specialty Benefits, IPAD, IPA Family and HIO.  IPAD, which was founded in mid-2012, is a rapidly growing direct sales call centers focused on our ancillary products and other carriers’ major medical.  IPA Family is an established consumer direct sales agency with approximately 250 agents focusing on the same product mix as IPAD. HIO generates leads for IPAD, IPA Family and non-affiliated entities, and monetizes traffic primarily through private exchange partners, web based entities or call centers that enroll subsidy-eligible individuals on exchanges managed by the federal and state governments.

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

Standard Security Life and Independence American market employer medical stop-loss insurance nationally on a direct basis through Risk Solutions and indirectly through two select independent managing general underwriters ("MGUs"), which are non-salaried contractors that receive administrative fees.  MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by Standard Security Life and Independence American, billing and collecting premiums from the employers, paying commissions to agents, and third-party administrators ("TPAs") and/or brokers.  Standard Security Life and Independence American are responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves.

Fully Insured Health Products

The Fully Insured Health line of business is comprised of: (i) major medical coverage (comprised of small-group major medical, major medical health plans for individuals and families in run-off and large-group major medical); (ii) ancillary benefits, including dental, vision, short-term medical, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity) and small group stop-loss; (iii) pet insurance; and (iv) non-subscriber occupational accident.  IHC affiliates perform marketing, sales, underwriting and administrative functions on the majority of our Fully Insured Health business.  We have also established a relationship with a leading provider of international health plans for specialized niche markets, and invested in a joint venture that has acquired various wholly-owned operating subsidiaries (including third-party administrators and brokers) that focus on non-subscriber occupational accident coverage in Texas, injured-on-duty coverage in Massachusetts and other accident-related coverages.

Major Medical Health Benefit Coverages

This category is primarily comprised of small group major medical insurance (“SGMM”), major medical health plans for individuals and families (“IMM”) policies, and large group major medical (including international health).  IMM and SGMM on Independence American paper are in run-off and IHC has deemphasized the sale of SGMM. Our major medical line of business was adversely affected in 2013 and 2014 as a result of direct and indirect changes brought about by healthcare reform, and we have determined that we would not be able to earn an acceptable profit margin on IMM and SGMM in the future.

 Major medical premiums shrank in 2014 and will continue to reduce in 2015.

Ancillary Products

This category is primarily comprised of dental, vision, short-term medical, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity), and small group stop-loss. These are sold through multiple distribution strategies.  The ancillary products grew significantly in 2014 and we expect continued growth in 2015.

Independence American sells group and individual dental products.  IHC administers the majority of Independence American's dental business and is also the primary distribution source of this line of business.  The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups.  Employer plans are offered on both employer paid and voluntary bases.  As part of the distribution of our dental products, we also offer vision plans that offer a flat reimbursement amount for exams and materials. Gross dental premiums remained flat in 2014.  We expect the dental business to grow in 2015.

Independence American sells short-term medical (“STM”) products in the majority of states. STM is designed specifically for people with temporary needs for health coverage.  Typically, STM products are written for a defined duration of at least 30 days and less than twelve months.  Among the typical purchasers of STM products are people who are in between open enrollment periods or need coverage for a limited duration until their Affordable Care Act (“ACA”) plan becomes effective, and others who need insurance for a specified period of time less than 365 days.  Independence American’s gross premium increased in this line of business in 2014.  We anticipate continued growth in this line of business in 2015 in part due to increased demand for coverage and new distribution relationships.

The Company markets supplemental products to individuals and families.  These lines of business are generally used as either a supplement to a major medical plan or in lieu of major medical coverage for persons that choose not to purchase such coverage.  The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits.  The product lines included in this supplemental grouping include critical illness and bundled packages of accident medical coverage, critical illness and life insurance.  Sales of hospital indemnity plans (“HIP”) and fixed indemnity limited benefit plans increased in 2014, however, premiums may decrease in 2015 due to new regulations.  These products, which are available in most states, are not directly impacted by the ACA and are available through multiple distribution sources including Company owned direct-to-consumer websites, call center and career agents, general agents and on-line agencies.

In 2014, the Company significantly expanded its marketing of self-funded medical plans for employers between 10 and 50 employees.  These plans, which are currently marketed only in certain states, appeal to employers that wish to participate in cost savings and wellness initiatives that will lower their claims costs.  We expect that sales of the small group self-funded plans will continue to grow significantly in 2015 as we increase distribution and make the product available in additional states.

Pet Insurance

Independence American writes pet insurance through a marketing and administrative company.  During 2012, Independence American began to renew premium that had been underwritten by another insurance company.  These plans are marketed to dog and cat owners through veterinary offices, independent marketing organizations, its nationwide call center, and direct-to-consumer.  Independence American had earned premium from pet insurance in 2014 of approximately $29 million.  We expect this to be relatively flat in 2015.

Occupational Accident

Independence American writes occupational accident insurance through marketing and administrative companies owned by Global Accident Facilities, LLC (“GAF”), a joint venture in which the Company currently has a 40% interest.  The Company’s interest in GAF increases to 60% upon the occurrence of certain events.  This occupational accident product provides accidental death, accident disability and accident medical benefits for occupational injuries to employees of companies that have elected to not participate in the Texas workers compensation system (non-subscribers).  The product also gives the employer the option to purchase coverage for employer’s liability.  Employer’s liability arises when an injured employee brings an action against the employer for occupational injuries and chooses not to accept the benefits provided for by the employer’s occupational accident benefit plan.  The employer is covered for damages and costs arising from the settlement of such action, subject to the terms and limits of the policy.  On December 31, 2013, GAF acquired an entity that provides administrative services for occupational accident insurance as well as Injured on Duty coverage, a form of occupational accident coverage.  It is expected that synergies can be achieved through coordination of administrative services with other entities owned by GAF.  It is also expected that GAF may be a production source of other products such as medical stop-loss insurance.  In 2014, Independence American recorded approximately $12 million of occupational accident business and expects premiums to grow to approximately $16 million in 2015.

Group Disability

IHC entered into a reinsurance relationship with a leading producer of expatriate business, effective January 1, 2012, which provides employee benefit insurance, including medical, life, and disability, to expatriates, third-party nationals or high net-worth local nationals.  In 2014, IHC, through its insurance subsidiaries, reinsured 15% of the risk for the medical and disability portion of this business on a quota share basis and retroceded 50% of the health and disability premium to Independence American.  Other than run-out, IHC is not reinsuring this business in 2015.  Independence American will continue to reinsure 10% of the risk on the health business in 2015, and we have filed these policies in the United States on Independence American’s paper for employers that wish to purchase a domestic policy to cover their employees.  Due to an increase in overall retention on the health business, the Company expects an increase in premium in this line of business in 2015.

Independence American reinsures 20% of Standard Security Life's DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees.  DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL business is marketed primarily through independent general agents.  Independence American expects the reinsurance premium from this line of business to grow modestly in 2015.

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

During 2014, 56% of Independence American’s premiums earned were derived from assumed reinsurance premiums, compared to 59% in 2013.  In 2014, 62% of this premium was related to medical stop-loss business, 30% was related to fully insured health business, and 8% was related to Group Disability.  Of the medical stop-loss premiums, 89% was generated from pro rata reinsurance treaties with Standard Security Life and Madison National Life pursuant to which they cede, at treaty renewals, at least 15%, and may cede up to 50%, of their gross medical stop-loss premiums written to Independence American under most of IHC’s medical stop-loss programs.  For 2014, Standard Security Life and Madison National Life ceded, on average, approximately 27% of their medical stop-loss business to Independence American.  The reinsurance treaties between Independence American and Standard Security Life and Independence American and Madison National Life, which were to terminate December 31, 2014, have been amended to extend the termination date to December 31, 2019.  Standard Security Life, which is domiciled in New York, is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin, is licensed to sell insurance products in 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands, and is an accredited reinsurer in New York.  Both companies are rated A- (Excellent) by A.M. Best.  The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers on other programs.  For 2014, Independence American received between 10% and 25% of the premium on these unaffiliated programs.  The Company's strategic plan is to continue to expand its fully insured health premium, maintain its occupational accident and pet insurance written by Independence American, and to increase reinsurance premiums from medical stop-loss, group disability and other lines of business written by IHC.

Federal Net Operating Loss Carryforwards

At December 31, 2014, AMIC had consolidated net operating loss (“NOL”) carryforwards of approximately $264 million for federal income tax purposes.  Some or all of the NOL carryforwards may be available to offset, for federal income tax purposes, the future taxable income, if any, of AMIC as described in more detail in Note 11 of the Notes to Consolidated Financial Statements.  The Internal Revenue Service ("IRS")

has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.

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

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's board of directors.  As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents.  At December 31, 2014, 99.5% of the fixed maturities were investment grade.  The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk−based capital. The risk−based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention.  The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital.  Companies that do not meet certain minimum standards require specified corrective action.  At December 31, 2014, Independence American's total adjusted capital was significantly in excess of the authorized control level risk−based capital.

Employees

The Company and its subsidiaries, collectively, had 189 employees as of December 31, 2014.

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

In particular, at December 31, 2014, fixed maturities represented $73.6 million or 93% of our total investments of $78.9 million.  The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.  For mortgage−backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2014, approximately 99.5% of the fixed maturities were investment grade, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

We have U.S. federal NOL carryforwards of approximately $264 million, which may be used against any profits from our business.  However, events outside of our or IHC’s control, such as certain acquisitions and dispositions of our common stock, may limit the use of all or a portion of our NOL carryforwards.  If such events were to occur, our expectation of using our NOL carryforwards against potential profits would not be realized and we could potentially have a higher tax liability in the future than we would otherwise have had.  As the NOL carryforwards are utilized by AMIC, the amount of our NOL carryforwards could be reduced upon audit by the IRS for those tax years open for assessment under the statute of limitations.

Our common stock has a small public float, which could result in reduced liquidity for our common stock and greater volatility in the market price of our common stock.

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

Independence American currently reinsures 20% of Standard Security Life’s short-term statutory disability benefit product, but Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Together with Madison National Life, Standard Security Life has ceded approximately 12% of the majority of their fully insured health business lines to Independence American, but neither Standard Security Life nor Madison National Life are contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  Further, Standard Security Life and Madison National Life ceded approximately 27%, on average, of their medical stop-loss business to Independence American in 2014, but are not contractually obligated to cede amounts in excess of 15%.  Risk Solutions is a significant producer of medical stop-loss business for IHC, producing 82% of total IHC stop-loss premium in 2014.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Risk Solutions leases 6,200 square feet of office space in Marlton, New Jersey, which expires on June 30, 2017, 2,478 square feet of office space in Fort Wayne, Indiana, which expires on March 31, 2020, 1,297 square feet of office space in Downers Grove, IL, which expires on December 31, 2016, and 11,230 square feet of office space in Enfield, Connecticut, which expires on November 30, 2018.  IPA Family leases 7,000 square feet of office space in Tampa, Florida, which expires on October 31, 2016.  IPA Direct leases 2,974 square feet of office space in Lake Mary, Florida, which expires on September 30, 2015, and 2,357 square feet of office space in Fort Lauderdale, Florida, which expires on October 31, 2017.  Specialty Benefits leases 3,951 square feet of office space in Eagan, Minnesota, which expires on March 31, 2016.

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

Quarter Ended:	High	Low
December 31, 2014	$11.47	$9.84
September 30, 2014	$12.50	$10.51
June 30, 2014	$12.89	$10.22
March 31, 2014	$12.53	$10.02

Quarter Ended:	High	Low
December 31, 2013	$13.45	$9.59
September 30, 2013	$9.97	$6.94
June 30, 2013	$8.20	$6.60
March 31, 2013	$7.35	$4.39

Holders of Record

At February 18, 2015, there were 62 record holders of the Company's common stock.  The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.  The closing price for the Company's common stock at December 31, 2014 was $10.26.

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

Dividends

The Company does not have any legal restriction on paying dividends, and no dividend on the Company’s stock was declared during 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  There were no share repurchases during the year ended December 31, 2014.  As of December 31, 2014, 500,000 shares were still authorized to be repurchased under the program.

Performance Graph

The following graph compares the cumulative total stockholder return on AMIC’s common stock with that of the NASDAQ US Benchmark Total Return Index and the NASDAQ Insurance (Supersector) Total Return Index. The comparison assumes $100 was invested on December 31, 2009 in AMIC common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.  The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of Five Year Cumulative Total Return

Among AMIC, the NASDAQ US Benchmark Total Return Index and the NASDAQ Insurance (Supersector) Total Return Index

$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
AMIC
NASDAQ US Benchmark Total Return Index
NASDAQ Insurance (Supersector) Total Return Index

Item 6.

Selected Financial Data

The following is a summary of selected consolidated financial data of the Company for each of the last five years.  The consolidated financial statements and financial information of AMIC reported prior to January 1, 2013 are not directly comparable to the financial statements and financial information of AMIC included in this report as a result of the change in accounting principle as noted in the explanatory note to the financial statements.  The differences relate to basis differences in goodwill, intangible assets and related amortization, other assets, other investments, non-controlling interests in subsidiaries, taxes and related tax provisions, net income, additional paid-in capital, retained earnings and total shareholders' equity.  In accordance with GAAP, due to our new basis of accounting, our financial statements include a black line denoting that our financial statements covering periods prior to the push down date of January 1, 2013 are not comparable to our financial statements as of and subsequent to this date. References to the “Predecessor” Company refer to reporting dates of the Company through December 31, 2012, reflecting results of operations and cash flows of the Company prior to the push down date on our historical accounting basis; subsequent thereto, the Company is referred to as the “Successor” Company, reflecting the impact of push down accounting and the results of operations and cash flows of the Company subsequent to the push down date.

	Successor		Predecessor
(In thousands, except per share data)	Year Ended December 31,		Year Ended December 31,
	2014	2013	2012	2011	2010

Income Data:
Total revenues	$164,876	$153,273	$101,885	$88,038	$89,404
Net income	5,347	3,865	10,542	3,184	2,982
Balance Sheet Data:
Total investments	78,902	73,632	67,126	64,341	64,449
Total assets	165,781	153,174	158,983	132,780	129,876
Insurance liabilities	52,497	45,319	38,314	29,005	26,203
AMIC stockholders’ equity	91,580	84,299	104,152	93,989	92,060
Per Share Data:
Basic income per common share	.65	.36	1.16	.29	.25
Diluted income per common share	.65	.36	1.16	.29	.25
Book value per common share	11.34	10.44	12.59	11.36	10.82

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our wholly owned full service direct writer of medical-stop insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”), our 92% owned consumer direct sales call center, IPA Direct, LLC (“IPAD”), our 90% owned consumer direct sales agency, IPA Family LLC (“IPA Family”), and our 51% owned lead generation agency, HealthInsurance.org (“HIO”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned 90% of AMIC's stock as of December 31, 2014.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  In 2014, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health, New York State Disability Benefits Law ("DBL"), and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American writes pet insurance, medical stop-loss, short-term medical, occupational accident, dental and other ancillary products.  Given its broad licensing, A- (Excellent) rating from A.M. Best, and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its specialty health, occupational accident, and pet insurance products.

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

The following is a summary of key performance information and events (in thousands):

	Successor		Predecessor
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2012

Revenues	$164,876	$153,273	$101,885
Expenses	160,331	147,832	95,233
Income before income tax	4,545	5,441	6,652
Provision (benefit) for income taxes	(802)	1,576	(3,890)
Net income	5,347	3,865	10,542
Less: Net income attributable to the non-controlling interest	(97)	(983)	(950)
Net income attributable to American Independence Corp.	$5,250	$2,882	$9,592

•

The book value of the Company’s stockholders’ equity increased to $11.34 per share at December 31, 2014 compared to $10.44 per share at December 31, 2013.

•

The Company further reduced the deferred tax asset valuation allowance by $2.5 million and $5.9 million at December 31, 2014 and 2012, respectively, primarily due to the expected increase in future income.  No such adjustment was recorded for the year ended December 31, 2013.

•

Net income per share amounted to $0.65 per share, diluted, or $5.3 million, for the year ended December 31, 2014, compared to $0.36 per share, diluted, or $2.9 million for the year ended December 31, 2013.

•

At December 31, 2014, 99.5% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 2.9% and 3.2% for the years ended December 31, 2014 and 2013, respectively.

•

Premiums earned increased 5% to $133.6 million for the year ended December 31, 2014 from $127.2 million for the year ended December 31, 2013, primarily due to higher premiums for pet insurance, and occupational accident business, offset by lower premiums for assumed major medical, and direct individual major medical business due to the run-off of these lines, and direct medical stop-loss due to the cancellation of a product source.

•

For the year ended December 31, 2014, our Agencies generated revenues of $28.3 million compared to $23.0 million for the year ended December 31, 2013 due to higher revenues generated at Risk Solutions, IPAD and Specialty Benefits.

•

Agency net loss increased $0.8 million from $1.2 million for the year ended December 31, 2013 to $2.0 million for the year ended December 31, 2014 due to the changes in the Affordable Care Act which have disrupted sales in the second and third quarter of 2014, and due to expenses attributable to the start-up of IPAD, our consumer direct sales call center.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on our three lines of business for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Successor		Predecessor
▪ Medical Stop-Loss	2014	2013	2012

Premiums Earned	$53,279	$55,508	$47,531
Insurance Benefits Claims and Reserves	36,330	37,762	32,573
Profit Commission Expense	1,070	2,417	262
Expenses	13,454	14,149	12,662

Loss Ratio (A)	68.2%	68.0%	68.5%
Profit Commission Expense Ratio (B)	2.0%	4.4%	0.6%
Expense Ratio (C)	25.3%	25.5%	26.6%
Combined Ratio (D)	95.5%	97.9%	95.7%

	Successor		Predecessor
▪ Fully Insured Health	2014	2013	2012

Premiums Earned	$74,309	$66,167	$32,762
Insurance Benefits Claims and Reserves	48,710	45,884	22,220
Profit Commission Expense (Recovery)	463	(129)	(145)
Expenses	22,827	17,060	7,929

Loss Ratio (A)	65.6%	69.3%	67.8%
Profit Commission Expense Ratio (B)	0.6%	-0.2%	-0.4%
Expense Ratio (C)	30.7%	25.8%	24.2%
Combined Ratio (D)	96.9%	94.9%	91.6%

	Successor		Predecessor
▪ Group Disability	2014	2013	2012

Premiums Earned	$6,018	$5,528	$3,485
Insurance Benefits Claims and Reserves	3,847	3,472	2,055
Expenses	1,767	1,594	1,043

Loss Ratio (A)	63.9%	62.8%	59.0%
Expense Ratio (C)	29.4%	28.8%	29.9%
Combined Ratio (D)	93.3%	91.6%	88.9%

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

•

The Company recorded a decrease in the combined ratio in the medical stop-loss line of business for the year ended December 31, 2014.  This is due to lower profit commissions due to unfavorable claims experience on the run-off of assumed business emanating from a non-owned MGU program that was terminated effective December 31, 2013.

•

The Company recorded an increase in the combined ratio in the fully insured health line of business for the year ended December 31, 2014 primarily due to an increase in the expense ratio due to a change in the mix of business to lines that have higher commission and expenses structures, partially offset by a decrease in loss ratio as the Company moves to specialty health lines and moves away from major medical.

•

The Company experienced an increased loss ratio for group disability for the year ended December 31, 2014 as a result of higher losses for the international line of LTD business.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2014.  Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2013, 2012 and 2011 underwriting years that increased (decreased) by 0.7, (3.4), and 11.7 Loss Ratio points, respectively.  While the Company believes that larger variations are possible, based on the Company’s experience to date, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for the 2014 underwriting year at December 31, 2014.  The impact of these reasonably likely changes at December 31, 2014, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $1.3 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves.

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

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2014, Independence American derived a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties, which were to terminate on December 31, 2014, have been amended to extend the termination date to December 31, 2019.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life and Madison National Life have received regulatory approval to cede up to 50% to Independence American under most of IHC’s medical stop-loss programs. For each of the twelve months ended December 31, 2014 and 2013, Standard Security Life and Madison National Life ceded an average of approximately 27% and 26%, respectively, of their medical stop-loss business to Independence American. Independence American reinsures 20% of Standard Security Life’s DBL business and 8% of certain of IHC’s LTD business.  Standard Security Life and Madison National Life also ceded approximately 10% of the majority of their fully insured health business lines to Independence American.  In addition, in 2014, Independence American ceded 8% of its fully insured health business lines to unaffiliated reinsurers.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income of AMIC, and tax planning strategies in making this assessment.  Management believes that although uncertainty exists regarding the future realization of deferred tax assets, the valuation allowance has been adjusted to account for the expected utilization of net operating losses against future taxable income.  A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities.

The Company has net operating loss carryforwards for federal income tax purposes available to reduce future income subject to income taxes.  The net operating loss carryforwards expire between 2018 and 2028.

U.S. Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code.

Investments

The Company has classified all of its investments as either available-for-sale or trading securities.  These investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Income for trading securities.  Fixed maturities and equity securities available-for-sale totaled $74.6 million and $69.2 million at December 31, 2014 and 2013, respectively.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity.  Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Income on the trade date.

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

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery.  If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to total other-than-temporary impairment losses in the Consolidated Statements of Income for the difference between the carrying value and the fair value of the securities.  For the purpose of other-than-temporary impairment evaluations, investment grade redeemable preferred stocks are evaluated in a manner similar to debt securities.  Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment.

Results of Operations for the Year Ended December 31, 2014, compared to the Year Ended December 31, 2013

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2014	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$53,279	-	1,103	36,330	14,524	-	$3,528
Fully Insured Health	74,309	-	782	48,710	23,290	-	3,091
Group Disability	6,018	-	102	3,847	1,767	-	506
Total Independence
American	133,606	-	1,987	88,887	39,581	-	7,125

Agencies	-	28,101	150	-	28,515	1,692	(1,956)
Corporate	-	-	65	-	1,656	-	(1,591)
Subtotal	$133,606	28,101	2,202	88,887	69,752	1,692	3,578

Net realized investment gains							967
Income before income taxes							4,545
Income tax benefit							802
Net income							5,347
Less: Net income attributable to non-controlling interests							(97)
Net income attributable to American Independence Corp.							$5,250

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2013	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$55,508	-	1,242	37,762	16,566	-	$2,422
Fully Insured Health	66,167	-	631	45,884	16,931	-	3,983
Group Disability	5,528	-	73	3,472	1,594	-	535
Total Independence
American	127,203	-	1,946	87,118	35,091	-	6,940

Agencies	-	22,884	111	-	22,384	1,836	(1,225)
Corporate	-	-	47	-	1,403	-	(1,356)
Subtotal	$127,203	22,884	2,104	87,118	58,878	1,836	4,359

Net realized investment gains							1,082
Income before income taxes							5,441
Provision for income taxes							(1,576)
Net Income							3,865
Less: Net income attributable to non-controlling interests							(983)
Net income attributable to American Independence Corp.							$2,882

Premiums Earned.  Premiums earned increased 5%, or $6,403,000 from 2013 to 2014.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business decreased $2,229,000 due to a decrease of $7,509,000 in medical stop-loss premiums written by Independence American through an independent MGU that has been terminated, offset by an increase of $5,280,000 in medical stop-loss assumed by Independence American. Premiums relating to fully insured health (consisting of major medical, fixed indemnity limited benefit, short-term medical, dental, vision, small group stop-loss, hospital indemnity, occupational accident, pet insurance, international medical, and individual health) increased $8,142,000.  The increase is primarily due to an increase of $10,188,000 in pet premium written due to an increase in sales, an increase of $8,691,000 in occupational accident business written due to the transfer of business from another carrier, an increase in international medical premiums assumed of $2,458,000, an increase of $2,658,000 in hospital indemnity premiums written, an increase of $3,622,000 in small group stop-loss written, an increase of $1,481,000 in occupational accident premiums assumed, an increase of $705,000 in short-term medical premiums assumed, and an increase in assumed limited medical of $518,000, offset by a decrease in major medical premiums written and assumed of $21,006,000 and a decrease in vision premiums assumed of $1,098,000. Premiums relating to group disability increased $490,000 due to higher DBL premiums assumed.   For the year ended December 31, 2014, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, and approximately 27% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.  For the year ended December 31, 2014 and December 31, 2013, Independence American assumed approximately 10% and 12%, respectively, of certain of IHC’s group major medical business.

Fee and Agency Income.  Fee and agency income increased $5,497,000 from 2013 to 2014.  Risk Solutions fee income-administration increased $3,774,000 to $11,655,000 for 2014, compared to $7,881,000 for 2013.  Risk Solutions fee income-profit commission increased $714,000 to $1,268,000 for 2014, compared to $554,000 for 2013.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2014 are based on business written during portions of 2011, 2012 and 2013.  In 2014, agency income consisted of commission income and other fees of $1,874,000 and $1,067,000 from IPA Family and IPAD, respectively, and revenue of $5,181,000 and $6,873,000 from HIO and Specialty Benefits, respectively.  In 2013, agency income consisted of commission income and other fees of $3,655,000 and $38,000 from IPA Family and IPAD, respectively, and revenue of $8,230,000 and $2,063,000 from HIO and Specialty Benefits, respectively.  The decrease in revenue for the two agencies is primarily due to disrupted sales due to changes in the ACA.

Net Investment Income.  Net investment income increased $98,000 from 2013 to 2014 due to higher invested assets, offset by a decline in yield on those assets.  The consolidated investment yields were 2.9% and 3.2% for the years ended December 31, 2014 and 2013, respectively.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $967,000 for the year ended December 31, 2014, compared to a gain of $1,082,000 for the year ended December 31, 2013.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income decreased $280,000 from 2013 to 2014 due to lower income from our equity investment in GAF for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 2%, or $1,769,000 from 2013 to 2014.  The increase is primarily due to an increase in direct pet health of $6,581,000 due to higher premiums, an increase in direct occupational accident of $6,526,000 due to higher premiums, an increase in assumed medical stop-loss of $3,368,000 due to higher premiums assumed, an increase in small group stop-loss of $2,785,000 due to higher premiums, an increase in assumed international health of $1,827,000 due to higher premiums assumed and a higher loss ratio, an increase in assumed limited medical of $419,000 due to higher premiums and a higher loss ratio, an increase in assumed occupational accident of $677,000 due to higher premiums, an increase of $525,000 in direct hospital indemnity premiums due to higher premiums, an increase in assumed LTD of $235,000 due to a higher loss ratio, an increase in assumed DBL of $140,000 due to higher premiums assumed, and an increase in assumed short-term medical of $385,000 due to higher premiums assumed, offset by a decrease in direct and assumed major medical of $15,971,000 due to lower premiums, a decrease in direct medical stop-loss of $4,799,000 due to lower premiums and a lower loss ratio, and a decrease in assumed vision of $964,000 due to a lower loss ratio and lower premiums.

Selling, General and Administrative.  Selling, general and administrative expenses increased $10,874,000 from 2013 to 2014.  This increase is due to higher commission expense of $4,671,000 at Independence American due to higher premiums and a change in the mix of business, higher expenses of $4,220,000 and $2,669,000 at Specialty Benefits and Risk Solutions, respectively, primarily due to higher salary expense relating to an increase in sales, and higher expenses of $1,340,000 due to the formation of IPAD in July

2013, offset by a decrease in expenses of $1,206,000 and $893,000 at HIO and IPA Family, respectively due to lower revenue.

Amortization and Depreciation.  Amortization and depreciation expense decreased $144,000 from 2013 to 2014 due to higher amortization rates in earlier years.

Income Taxes.  The provision for income taxes decreased $2,378,000 to a tax benefit of $802,000, an effective rate of -18.0%, for 2014, compared to a tax provision of $1,576,000, an effective rate of 35.4%, for 2013.  Net income for 2014 and 2013 includes a non-cash provision for federal income taxes of $1,647,000 and $1,477,000, respectively.  The state tax effective rate increased to 0.3% for 2014, compared to 0.7% for 2013.  In 2014, the Company further reduced the valuation allowance relating to the deferred tax asset by $2,500,000, which caused a corresponding increase in such deferred tax asset.  The valuation allowance relates to the probability that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs").   For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.  Excluding the $2,500,000 reduction in the valuation allowance relating to the deferred tax asset, the effective tax rate was 38.2% for 2014.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $886,000 from 2013 to 2014, due to lower income at HIO and IPA.  The net income for the year ended December 31, 2014 and 2013 relates to the 49% non-controlling interest in HIO, the 10% non-controlling interest in IPA Family, and the 8% non-controlling interest in IPAD.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $5,250,000, or $.65 per share, diluted, for 2014, compared to $2,882,000, or $.36 per share, diluted, for 2013.

Results of Operations for the Year Ended December 31, 2013 (Successor), compared to the Year Ended December 31, 2012 (Predecessor)

Successor
				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2013	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$55,508	-	1,242	37,762	16,566	-	$2,422
Fully Insured Health	66,167	-	631	45,884	16,931	-	3,983
Group Disability	5,528	-	73	3,472	1,594	-	535
Total Independence
American	127,203	-	1,946	87,118	35,091	-	6,940

Agencies	-	22,884	111	-	22,384	1,836	(1,225)
Corporate	-	-	47	-	1,403	-	(1,356)
Subtotal	$127,203	22,884	2,104	87,118	58,878	1,836	4,359

Net realized investment gains							1,082
Income before income taxes							5,441
Provision for income taxes							(1,576)
Net income							3,865
Less: Net income attributable to non-controlling interests							(983)
Net income attributable to American Independence Corp.							$2,882

Predecessor
				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2012	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$47,531	-	1,327	32,574	12,924	-	$3,360
Fully Insured Health	32,762	-	513	22,220	7,784	-	3,271
Group Disability	3,485	-	65	2,055	1,043	-	452
Total Independence
American	83,778	-	1,905	56,849	21,751	-	7,083

Agencies	-	15,567	171	-	14,705	509	524
Corporate	-	-	50	-	1,419	-	(1,369)
Subtotal	$83,778	15,567	2,126	56,849	37,875	509	6,238

Net realized investment gains							603
Other-than-temporary impairment losses							(189)
Income before income taxes							6,652
Income tax benefit							3,890
Net Income							10,542
Less: Net income attributable to non-controlling interests							(950)
Net income attributable to American Independence Corp.							$9,592

Premiums Earned.  Premiums earned increased 52%, or $43,425,000 from 2012 to 2013.  The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $7,977,000.  This is due to an increase of $8,406,000 in medical stop-loss premiums assumed, offset by a decrease of $429,000 in medical stop-loss premiums written.  Premiums relating to fully insured health consisting of group major medical, fixed indemnity limited benefit, short-term medical, dental, vision, hospital indemnity, occupational accident, pet insurance, international medical, and individual health increased $33,405,000.  The increase is primarily due to an increase of $15,388,000 in pet premiums, an increase of $11,206,000 in group major medical premiums assumed, an increase of $3,072,000 in international medical premiums assumed, an increase in small group business written of $1,319,000, and an increase in occupational accident business written of $954,000.  Premiums relating to group disability increased $2,043,000 due to higher DBL and LTD premiums assumed.  For the year ended December 31, 2013, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, and approximately 26% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.  For the years ended December 31, 2013 and December 31, 2012, Independence American assumed approximately 12% and 8%, respectively, of certain of IHC’s group major medical business.

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

Net Realized Investment Gains and Other-Than-Temporary Impairment Losses.  The Company recorded a net realized investment gain of $1,082,000 for the year ended December 31, 2013, compared to a gain of $603,000 for the year ended December 31, 2012.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.  For the years ended December 31, 2013 and 2012, the Company recorded $0 and $189,000, respectively, of other-than-temporary-impairment losses.  These credit losses were a result of the expected cash flows of a debt security being less than the debt security’s amortized cost.

Other Income.  Other income increased $337,000 from 2012 to 2013 due to income from our new equity investment in GAF for the year ended December 31, 2013, compared to the year ended December 31, 2012.

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

Amortization and Depreciation.  Amortization and depreciation expense increased $1,327,000 from 2012 to 2013, primarily due the impact of the application of push down accounting in 2013.

Income Taxes.  The provision for income taxes increased $5,466,000 to $1,576,000, an effective rate of 35.4%, for 2013, compared to a tax benefit of $3,890,000, an effective rate of -68.2%, for 2012.  Net income for 2013 and 2012 includes a non-cash provision for federal income taxes of $1,477,000 and $1,868,000, respectively.  The state tax effective rate decreased to 0.7% for 2013, compared to 1.4% for 2012.  In 2012, the Company further reduced the valuation allowance relating to the deferred tax asset by $5,900,000, which caused a corresponding increase in such deferred tax asset.  The valuation allowance relates to the probability that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs").   For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.  Excluding the $5,900,000 reduction in the valuation allowance relating to the deferred tax asset, the effective tax rate was 35.3% for 2012.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $33,000 from 2012 to 2013.  The net income for the years ended December 31, 2013 and 2012 relates to the 49% non-controlling interest in HIO and the 10% non-controlling interest in IPA Family. Also included in the net income for the year ended December 31, 2013 is the 8% non-controlling interest in our new company IPAD.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased to $2,882,000, or $.36 per share, diluted, for 2013, compared to $9,592,000, or $1.16 per share, diluted, for 2012.

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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our other subsidiaries to pay dividends to its parent company.  For the twelve months ended December 31, 2014, Independence American and our Agencies paid $786,000 in dividends and $2,000,000 in tax payments to Corporate.

Corporate utilizes cash primarily for the payment of general overhead expenses, to make acquisitions, and common stock repurchases.

Cash Flows

The Company had $4.6 million and $4.4 million of cash and cash equivalents as of December 30, 2014 and December 31, 2013, respectively.

For the year ended December 31, 2014, operating activities provided the Company with $4.2 million of cash, whereas $3.3 million of cash was utilized by investing activities primarily due to higher net purchases of fixed maturity securities.  Financing activities, which utilized $0.7 million for the period, includes a $0.3 million contingent liability payment, and $0.5 million utilized to pay dividends to noncontrolling interests.

At December 31, 2014, the Company had $18,881,000 of restricted cash at Risk Solutions.  This amount is directly offset by corresponding liabilities for Premium and Claim Funds Payable of $18,881,000.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At December 31, 2014, the Company had $33,616,000 of policy benefits and claims that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's policy benefits and claims does not coincide with future cash flows.

The chart below reflects the maturity distribution of AMIC’s contractual obligations at December 31, 2014 (in thousands):

	Net Operating	Policy Benefits
	Leases	and Claims	Total

2015	$552	$33,383	$33,935
2016	447	38	485
2017	234	28	262
2018	195	23	218
2019	115	21	136
2020 and thereafter	29	123	152
Total	$1,572	$33,616	$35,188

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $5,378,000 to $79,137,000 at December 31, 2014 from $73,759,000 at December 31, 2013, due to higher net purchases of fixed maturity securities, and a decrease in net unrealized losses on investments.

The Company had receivables from reinsurers of $5,532,000 at December 31, 2014.  All of the business ceded to such reinsurers is of short-duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at December 31, 2014.

The Company's policy benefits and claims by line of business are as follows (in thousands):

	Total Policy Benefits and Claims
	December 31,	December 31,
	2014	2013

Medical Stop-Loss	$15,929	$20,618
Fully Insured Health	15,742	13,276
Group Disability	1,945	1,358

	$33,616	$35,252

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

The $7,281,000 increase in AMIC’s stockholders' equity is primarily due to net income of $5,250,000 and a decrease in net unrealized losses on investments of $1,998,000.  The decrease in net unrealized losses on investments is due to a decrease in interest rates, which increased the value of the Company’s bond portfolio.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized gains on available-for-sale securities totaled $615,000 at December 31, 2014.  Approximately 99.5% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At December 31, 2014, approximately 0.5% (or $390,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily commercial mortgage obligations) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at December 31, 2014.

Approximately 1.0% of fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies.  The purpose of this insurance is to increase the credit quality of the fixed maturities and their credit ratings.  If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the fixed maturities were uninsured.  The following table summarizes the credit quality of our fixed maturity portfolio as rated, and as rated if the fixed maturities were uninsured, at December 31, 2014:

Bond Ratings	As Rated %	If Uninsured %

AAA	22.3%	22.3%
AA	46.5%	45.4%
A	29.4%	30.5%
BBB	1.3%	1.3%

Total Investment Grade	99.5%	99.5%

BB or lower	0.5%	0.5%

Total Fixed Maturities	100%	100%

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

The Company reviews its investments regularly and monitors its investments continually for impairments as discussed in Note 1 (G) (v) of the Notes to Consolidated Financial Statements.  The Company did not record an other-than-temporary impairment loss for the years ended December 31, 2014 and 2013.  For the year ended December 31, 2012, the Company recorded a loss of $359,000 for other-than-temporary impairments.  Of that impairment loss, $189,000 was recognized in earnings for the year ended December 31, 2012, and $170,000 of impairment loss was recognized in other comprehensive income for the year ended December 31, 2012.  At December 31, 2014, the Company did not own securities in which the carrying value was less than 80% of their amortized cost.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2014.  In 2014, the Company experienced a decrease in net unrealized losses of $1,998,000, which increased stockholders' equity by $1,998,000 (reflecting net unrealized losses of $154,000 at December 31, 2014 compared to net unrealized losses of $2,152,000 at December 31, 2013).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

The majority of Independence American’s revenue is from reinsurance premiums, although Independence American continues to increase the premiums written on its paper.  During 2014, Independence American wrote group major medical, medical stop-loss, pet insurance, major medical plans for individuals and families, hospital indemnity, a small amount of short-term medical, fixed indemnity limited benefit and dental.  Independence American has ceased writing major medical plans for individuals and families and has curtailed writing small group major medical.  Independence American expects to expand the distribution of its ancillary health products.  The majority of major medical plans for individuals and families was written through IPA Family.  IPA Family and IPAD have begun to write major medical through well-known national insurance companies while continuing to focus on Independence American’s and IHC’s ancillary products.

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

•

Our pet insurance premiums experienced significant growth in 2014, but we expect flat sales in 2015.

•

We continue to focus on direct-to-consumer distribution initiatives through IPAD, IPA Family and HIO as we believe this will be a growing means for selling health insurance and ancillary products in the coming years.

•

Our individual major medical premiums decreased significantly in 2014 and will continue to reduce in 2015 as a result of having exited this line of business.

•

We will continue to adapt to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands.

•

Our small group major medical reinsured premiums decreased in 2014 as a result of exiting the two states in which Independence American wrote business, and a decrease of premiums reinsured from IHC, and we expect a continued decline in 2015.

•

We intend to increase our sales of (and reinsurance from IHC’s sales of) short-term and fixed indemnity limited benefit and ancillary health products, such as dental, to offset the reduction in major medical premiums.  We will also increase our DBL reinsurance premiums due to higher sales at IHC.

•

While we experienced significant growth in non-subscriber occupational accident insurance in Texas, and health insurance for groups seeking coverage for expatriate employees in 2014, we expect these lines to be relatively flat in 2015.

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

Percentage of Business Ceded

In 2015 and beyond, the percentage of medical stop-loss ceded to Independence American will depend on how much IHC determines it has available to reinsure and Independence American’s desire to reinsure IHC’s business.  Since the percentage being ceded is now well in excess of the contractual minimum, there is no guarantee that IHC will continue to increase the percentage of business ceded to Independence American or, in fact, cede in excess of 15%.  However, Risk Solutions is a significant producer of medical stop-loss business for IHC.

Independence American reinsures 20% of Standard Security Life’s DBL product.  Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Independence American assumed 8% of certain of IHC’s LTD business.  Standard Security Life and Madison National Life ceded approximately 10% of their fully insured health business to Independence American.  Standard Security Life and Madison National Life are not contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.

Amount of Premiums Written

The gross medical stop-loss premiums earned by IHC increased by approximately 6%, while premiums earned by AMIC decreased 4% in 2014 as a result of a decrease in stop-loss premiums written by Independence American, offset by an increase in premiums produced by Risk Solutions.  Risk Solutions anticipates increasing its production of medical stop-loss business in 2015.  IHC has reported that it expects its fully insured and DBL premiums to increase slightly in 2015.  Therefore, Independence American anticipates reinsuring a higher amount of medical-stop loss and DBL premium ceded by IHC in 2015.

Profitability

While maintaining our current profitability levels, we experienced significant growth of our stop-loss business written by Risk Solutions in 2014, our largest core business, which we attribute to the more efficient and controlled model of writing the majority of our medical stop-loss on a direct basis.  At present, all indicators point to a continuation of these trends for business produced by Risk Solutions in 2015.

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

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio (excluding redeemable preferred stocks of $381,000) assuming immediate changes in interest rates at specified levels at December 31, 2014:

	Change in Interest Rates
	200 basis	100 basis	Base	100 basis	200 basis
	point rise	point rise	scenario	point decline	point decline
Corporate securities	$26,453	$27,955	$29,557	$31,171	$32,397
Foreign government	5,928	6,224	6,549	6,905	7,289
CMO	1,156	1,196	1,234	1,270	1,285
U.S. Government obligations	6,201	6,456	6,723	7,002	7,132
Agency MBS	66	68	69	70	70
GSE	1,228	1,317	1,416	1,525	1,632
State & Political Subdivisions	23,319	25,429	27,679	29,558	30,643

Total Estimated fair value	$64,351	$68,645	$73,227	$77,501	$80,448

Estimated change in value	$(8,876)	$(4,582)		$4,274	$7,221

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

Management assessed the effectiveness of AMIC's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework (1992). Based on our assessment we concluded that, as of December 31, 2014, AMIC's internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. and subsidiaries (the Company) as of December 31, 2014 and 2013 (Successor Company), and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014 (Successor Company), and the year ended December 31, 2012 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Independence Corp. and subsidiaries as of December 31, 2014 and 2013 (Successor Company), and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013 (Successor Company), and the year ended December 31, 2012 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has elected, beginning with January 1, 2013, the earliest period permitted, to reflect Independence Holding Company’s basis in the assets acquired and liabilities assumed in connection with Independence Holding Company’s acquisition of the Company.  As a result of the new basis of accounting, the consolidated financial information for the periods after January 1, 2013 is presented on a different basis than that for the period before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

New York, New York

March 16, 2015

 American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS:	2014	2013
Investments:
Securities purchased under agreements to resell	$3,143	$3,563
Trading securities	1,138	859
Fixed maturities available-for-sale, at fair value	73,608	68,222
Equity securities available-for-sale, at fair value	1,013	988

Total investments	78,902	73,632

Cash and cash equivalents	4,569	4,424
Restricted cash ($15,867 and $8,803, respectively, restricted by related parties)	18,881	10,067
Accrued investment income	652	604
Premiums receivable ($9,115 and $8,622, respectively, due from related parties)	13,257	14,364
Net federal deferred tax asset	12,025	11,172
Due from reinsurers ($2,869 and $3,206, respectively, due from related parties)	5,532	7,549
Intangible assets	9,915	11,408
Accrued fee income ($1,384 and $1,076, respectively, due from related parties)	4,469	2,332
Due from securities brokers	293	172
Other assets ($165 and $0, respectively, due from related parties)	17,286	17,450

TOTAL ASSETS	$165,781	$153,174

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims ($19,843 and $17,370, respectively, due to related parties)	$33,616	$35,252
Premium and claim funds payable ($15,867 and $8,803, respectively,
due to related parties)	18,881	10,067
Commission payable ($3,747 and $3,423, respectively, due to related parties)	4,672	5,455
Accounts payable, accruals and other liabilities ($1,784 and $1,643, respectively,
due to related parties)	11,283	13,251
State income taxes payable	597	544
Due to securities brokers	58	45
Due to reinsurers ($597 and $639, respectively, due to related parties)	2,334	1,177

Total liabilities	71,441	65,791

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares issued, respectively; 8,079,215 and 8,072,548 shares outstanding,
respectively	92	92
Additional paid-in capital	79,746	79,694
Accumulated other comprehensive loss	(154)	(2,152)
Treasury stock, at cost, 1,102,578 shares and 1,109,245 shares, respectively	(10,243)	(10,305)
Retained earnings	22,139	16,970
Total American Independence Corp. stockholders’ equity	91,580	84,299
Non-controlling interest in subsidiaries	2,760	3,084
Total equity	94,340	87,383
TOTAL LIABILITIES AND EQUITY	$165,781	$153,174

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Successor		Predecessor
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2012
REVENUES:
Premiums earned ($68,843, $69,710 and $41,191,	$133,606	$127,203	$83,778
respectively, from related parties)
Fee and agency income ($14,475, $10,058 and $5,622,	27,918	22,421	15,441
respectively, from related parties)
Net investment income	2,202	2,104	2,126
Net realized investment gains	967	1,082	603
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	-	-	(359)
Portion of losses recognized in other comprehensive income	-	-	170
Net impairment losses recognized in earnings	-	-	(189)
Other income	183	463	126
	164,876	153,273	101,885

EXPENSES:
Insurance benefits, claims and reserves ($46,077, $40,490 and
$25,993, respectively, from related parties)	88,887	87,118	56,849
Selling, general and administrative expenses ($21,319, $19,223
and $13,335, respectively, from related parties)	69,752	58,878	37,875
Amortization and depreciation	1,692	1,836	509
	160,331	147,832	95,233

Income before income tax	4,545	5,441	6,652
Provision (benefit) for income taxes	(802)	1,576	(3,890)

Net income	5,347	3,865	10,542
Less: Net income attributable to the non-controlling interest	(97)	(983)	(950)

Net income attributable to American Independence Corp.	$5,250	$2,882	$9,592

Basic income per common share:
Basic income per common share attributable to
American Independence Corp. common stockholders	$.65	$.36	$1.16

Weighted-average shares outstanding	8,077	8,076	8,272

Diluted income per common share:
Diluted income per common share attributable to
American Independence Corp. common stockholders	$.65	$.36	$1.16

Weighted-average diluted shares outstanding	8,103	8,084	8,272

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Successor		Predecessor
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2012

Net Income	$5,347	$3,865	$10,542
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	2,872	(3,124)	937
Reclassification adjustment for (gains) losses included in net income	(874)	(857)	(575)
Reclassification adjustment for other-than-temporary impairment
losses included in net income	-	-	189
Other comprehensive income (loss)	1,998	(3,981)	551
Comprehensive income (loss)	7,345	(116)	11,093
Less: comprehensive income attributable to non-controlling interests	(97)	(983)	(950)
Comprehensive income (loss) attributable to American Independence Corp.	$7,248	$(1,099)	$10,143

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

(In thousands)

			ACCUMULATED		RETAINED		NON-
		ADDITIONAL	OTHER	TREASURY	EARNINGS /	TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	(ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT)	EQUITY	SUBSIDIARIES	EQUITY
PREDECESSOR
BALANCE AT DECEMBER 31, 2011	$92	$479,418	$1,278	$(9,107)	$(377,692)	$93,989	$-	$93,989

Net income					9,592	9,592	950	10,542
Net change in unrealized gains (losses)
on certain available-for-sale securities			551			551	-	551
Dividends paid to non-controlling interest							(891)	(891)
Other		-			(13)	(13)	13	-
Share-based compensation expense		33				33	-	33
BALANCE AT DECEMBER 31, 2012	92	479,451	1,829	(9,107)	(368,113)	104,152	72	104,224

SUCCESSOR
BALANCE AT JANUARY 1, 2013	92	79,664	1,829	(9,107)	14,113	86,591	2,965	89,556
Net income					2,882	2,882	983	3,865
Net change in unrealized gains (losses)
on certain available-for-sale securities			(3,981)			(3,981)	-	(3,981)
Dividends paid to non-controlling interest						-	(889)	(889)
Other		(12)			(25)	(37)	25	(12)
Repurchase of common stock				(1,198)		(1,198)		(1,198)
Share-based compensation expense		42				42	-	42
BALANCE AT DECEMBER 31, 2013	92	79,694	(2,152)	(10,305)	16,970	84,299	3,084	87,383

Net income					5,250	5,250	97	5,347
Net change in unrealized gains (losses)
on certain available-for-sale securities			1,998			1,998	-	1,998
Dividends paid to non-controlling interest							(473)	(473)
Other					(52)	(52)	52	-
Exercise of stock options				62	(29)	33		33
Share-based compensation expense		52				52	-	52
BALANCE AT DECEMBER 31, 2014	$92	79,746	$(154)	$(10,243)	$22,139	$91,580	$2,760	$94,340

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Successor		Predecessor
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,347	$3,865	$10,542
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(967)	(1,082)	(603)
Other-than-temporary impairment losses	-	-	189
Amortization and depreciation	1,692	1,836	509
Equity gain	(175)	(450)	(57)
Deferred tax expense (income)	(829)	1,481	(3,965)
Non-cash stock compensation expense	52	42	33
Amortization of bond premiums and discounts	549	594	-
Change in operating assets and liabilities:
Net purchases of trading securities	(185)	423	(196)
Change in policy benefits and claims	(1,636)	10,259	3,963
Change in net amounts due from and to reinsurers	3,174	(1,496)	68
Change in accrued fee income	(2,137)	790	(1,930)
Change in claims fund	(873)	(55)	(978)
Change in commissions payable	(783)	1,126	1,309
Change in premiums receivable	1,107	(3,977)	(2,926)
Change in income taxes	34	54	162
Distribution from interest in partnerships	-	-	86
Change in other assets and other liabilities	(217)	2,780	1,362

Net cash provided by operating activities	4,153	16,190	7,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in securities under resale and repurchase agreements	420	1,671	(2,555)
Sales of and principal repayments on fixed maturities	43,800	37,191	29,305
Maturities and other repayments of fixed maturities	4,096	4,319	2,851
Purchases of fixed maturities	(50,983)	(55,102)	(32,398)
Sales of equity securities	-	1,501	528
Change in loan receivable	(83)	(1,410)	(425)
Cash paid in acquisitions, net of cash acquired	-	(1,250)	(2,300)
Other investing activities	(518)	(533)	254

Net cash used by investing activities	(3,268)	(13,613)	(4,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	33	-	-
Payment of contingent liability on acquisition	(300)	(642)	-
Dividends paid to non-controlling interests	(473)	(889)	-
Repurchase of common stock	-	(1,198)	-

Net cash used by financing activities	(740)	(2,729)	-

Increase (decrease) in cash and cash equivalents	145	(152)	2,828
Cash and cash equivalents, beginning of period	4,424	4,576	1,748
Cash and cash equivalents, end of period	$4,569	$4,424	$4,576

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$8	$32	$5

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

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC").  In October 2013, IHC purchased 762,640 shares of AMIC stock for $10.00 per share in connection with a tender offer for such shares and, as a result, IHC and its subsidiaries further increased its ownership of AMIC to 90.0%.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York State Disability Benefits Law ("DBL"), short-term medical, long-term disability (“LTD”) and group major medical.

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

Change in Reporting Entity

AMIC was acquired in a series of transactions by IHC beginning in 2002 with a 19.9% equity investment and culminating in its current ownership of 90%.  In March 2010, as a result of share purchases of AMIC in the open market, IHC increased its ownership of AMIC to over 50%.  Management determined at this time that a change in control event occurred and, accordingly, IHC established a new basis for AMIC's assets and liabilities in IHC's consolidated financial statements based on the fair value of AMIC's identifiable assets and liabilities assumed at the time it increased its ownership to over 50%.  However, because IHC acquired less than 80%, AMIC was not permitted to reflect the impact of its change in control in its separate financial statements.  IHC then made a series of acquisitions of AMIC stock, and by January of 2013 IHC’s ownership had increased to over 80%.  Although by this time, IHC acquired over 80% of AMIC’s shares, management elected not to reflect the impact of the change in control, so AMIC continued to account for its assets and liabilities at historical basis in its separate financial statements.  During the second quarter of 2014, the Stock Agreement, dated as of July 30, 2002, that (among other things) placed certain restrictions on IHC’s ability to acquire additional shares of AMIC stock, was terminated and, pursuant to the applicable provisions of AMIC’s certificate of incorporation, AMIC’s Board of Directors granted approval for IHC and its subsidiaries, at any point in the future, to increase their aggregate ownership of AMIC’s outstanding shares of common stock without obtaining prior approval.  Due to the lifting of these restrictions and requirements, management evaluated the preferability of accounting for the aforementioned change in control in its separate financial statements and concluded that the accounting change was preferable.  Accordingly, AMIC elected to implement the change in control accounting and reflect IHC’s basis in the assets acquired and liabilities assumed in the Company’s separate financial statements.  This change was initially implemented during the interim period ended June 30, 2014.  As a result of the accounting change, those assets and liabilities as remeasured at their fair value as of the date of IHC’s acquisition of the Company have been “pushed down” to the financial statements of the Company beginning with January 1, 2013, the earliest date “push down” is permitted.  “Push down” accounting results in reporting AMIC’s separate financial statements as if it were a new entity with a new basis of accounting.  Due to our new basis of accounting, our financial statements include a black line denoting that our financial statements covering periods prior to the push down date of January 1, 2013 are not comparable to our financial statements as of and subsequent to this date. References to the “Predecessor” Company refer to reporting dates of the Company through December 31, 2012, reflecting results of operations and cash flows of the Company prior to the push down date on our historical accounting basis; subsequent thereto, the Company is referred to as the “Successor” Company, reflecting the impact of push down accounting and the results of operations and cash flows of the Company subsequent to the push down date.

The consolidated financial statements and financial information of AMIC reported prior to this Form 10-K are not directly comparable to the financial statements and financial information of AMIC included in this report as a result of the above-mentioned change in accounting principle. The differences relate to basis differences in goodwill, intangible assets and related amortization, other assets, other investments, non-controlling interests in subsidiaries, taxes and related tax provisions, net income, additional paid-in capital, retained earnings and total shareholders' equity.  The impact of this adoption on AMIC's Consolidated Balance Sheets for the period ended December 31, 2013 and the Consolidated Statements of Income for the twelve months ended December 31, 2013 is presented below (in thousands, except per share data).  The cumulative effect of this adoption on AMIC’s total shareholders’ equity at January 1, 2013, is a decrease of $14,668,000.

	December 31, 2013
	Previously	Adjusted for
	Reported	New Basis
Consolidated Balance Sheets

Net deferred tax asset	$11,248	$11,172
Goodwill	23,561	-
Intangible assets	2,336	11,408
Other assets	18,105	17,450
Total assets	168,394	153,174

Additional paid-in capital	479,481	79,694
Retained earnings (deficit)	(364,730)	16,970
Total AMIC stockholders’ equity	102,386	84,299
Non-controlling interest in subsidiaries	218	3,084
Total equity	102,604	87,383
Total liabilities and equity	$168,394	$153,174

	Twelve Months Ended
	December 31, 2013
	Previously	Adjusted for
	Reported	New Basis
Consolidated Statements of Income

Other income	$459	$463
Amortization and depreciation	981	1,836
Income before income tax	6,292	5,441
Provision for income taxes	1,874	1,576
Net income	4,418	3,865
Net income attributable to AMIC	3,435	2,882
Basic income per common share	.43	.36
Diluted income per common share	$.43	$.36

(C)

Other Intangibles

Intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  The Company's intangible assets with definite lives, consisting of broker/third party relationships and marketing agreements, are amortized over the expected life of the assets (see Note 2 of Notes to Consolidated Financial Statements).

(D)

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

(E)

Short-Term Investments

Investments with original maturities of 91-days to 1 year are considered short-term investments and are carried at cost which approximates fair value.

(F)

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell ("resale agreements") and securities sold under agreements to repurchase ("repurchase agreements") are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the agreements.

(G)

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

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Income.  While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.  There were no such transactions outstanding at December 31, 2014 and 2013.

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

(H)

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

(I)

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

Fee and Agency income consisted of the following (in thousands):

	Successor		Predecessor
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2012

Agency income	$14,995	$13,986	$8,775
Fee income–administration	11,655	7,881	5,480
Fee income– profit commissions	1,268	554	1,186

	$27,918	$22,421	$15,441

(J)

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2014 and December 31, 2013. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings in the period in which they arise.

(K)

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. In 2014 and 2013, Independence American derived a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.

(L)

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that the deferred tax asset will not be realized (see Note 11 of Notes to Consolidated Financial Statements).  A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities.

(M)

Income Per Common Share

Basic income per common share is computed using the weighted average number of common stock shares outstanding during the period.  Diluted income per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period.  Common stock equivalents consist of stock options and restricted stock (using the "treasury stock" method).  Common stock equivalent shares are excluded from the computation if the effect is anti-dilutive.  As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss.  Included in the diluted earnings per share calculation for year ended December 31, 2014 are approximately 26,000 shares from the assumed exercise of options using the treasury stock method.  Included in the diluted earnings per share calculation for year ended December 31, 2013 are approximately 8,000 shares from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution.

(N)

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

Recently Issued Accounting Standards Not Yet Adopted

In February 2015, the FASB issued guidance that modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities for the purpose of consolidation.  For public entities, this guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  Early adoption is permitted.  Management has not yet determined the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

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

(O)

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

2.  Intangible Assets

Intangible assets at December 31, 2014 and 2013 consist of the following (in thousands):

	December 31, 2014			December 31, 2013
	Definitive	Indefinite		Definitive	Indefinite
	Lives (a)	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$7,442	$7,500	$14,942	$7,625	$7,500	$15,125
Adjustment for contingent payment	-	-	-	(183)	-	(183)
Balance end of period	7,442	7,500	14,942	7,442	7,500	14,942

Accumulated Amortization
Balance beginning of period	(3,534)	-	(3,534)	(1,792)	-	(1,792)
Amortization expense	(1,493)	-	(1,493)	(1,742)	-	(1,742)
Balance end of period	(5,027)	-	(5,027)	(3,534)	-	(3,534)

Net intangible assets	$2,415	$7,500	$9,915	$3,908	$7,500	$11,408

Weighted average remaining life in years			2.76			4.23

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2015	$843
2016	614
2017	434
2018	289
2019	203
2020 and thereafter	32

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

In November 2012, AMIC entered into a consulting agreement to continue writing certain medical stop-loss business for an aggregate fee of $1,100,000.  The fee consisted of $500,000 in cash and $600,000 in contingent consideration expected to be paid in 2013 and 2014 based on the expected block of business.  AMIC recorded other intangible assets representing broker relationships, which will be amortized over a weighted average period of 7.0 years.  In accordance with the terms of the agreement, $300,000 of the contingent consideration was paid in the fourth quarter of 2013, and the remaining $300,000 was paid in the fourth quarter of 2014.

3.  Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2014, the Company had $3,143,000 invested in resale agreements, all of which settled on January 2, 2015 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

4.  Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	DECEMBER 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$29,905	$90	$(438)	$29,557
Foreign government	6,616	34	(101)	6,549
Collateralized mortgage obligations (CMO) – residential	851	4	(2)	853
CMO – commercial	390	-	(9)	381
States, municipalities and political subdivisions	27,631	260	(212)	27,679
U.S. government	6,674	49	-	6,723
Government sponsored enterprise (GSE)	1,400	23	(7)	1,416
Agency mortgage backed pass through securities (MBS)	65	4	-	69
Redeemable preferred stocks	273	108	-	381
Total fixed maturities	$73,805	$572	$(769)	$73,608

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	970	43	-	1,013
Total available-for-sale equity securities	$970	$43	$-	$1,013

	DECEMBER 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$35,788	$140	$(1,361)	$34,567
Foreign government	2,665	20	(166)	2,519
CMO - residential	1,147	8	(3)	1,152
CMO – commercial	390	-	(153)	237
States, municipalities and political subdivisions	22,921	163	(1,001)	22,083
U.S. government	6,698	118	(5)	6,811
GSE	430	4	(12)	422
MBS	79	4	-	83
Redeemable preferred stocks	273	74	-	348
Total fixed maturities	$70,392	$531	$(2,701)	$68,222

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Nonredeemable preferred stocks	970	24	(6)	988
Total available-for-sale equity securities	$970	$24	$(6)	$988

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The amortized cost and fair value of fixed maturities at December 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE
	(in thousands)

Due in one year or less	$-	$-
Due after one year through five years	23,829	23,747
Due after five years through ten years	24,776	24,694
Due after ten years	23,500	23,476
CMOs and MBSs	1,700	1,691

	$73,805	$73,608

The following tables summarize, for all securities in an unrealized loss position at December 31, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses

Corporate securities	$6,101	$83	$14,087	$355	$20,188	$438
Foreign government	4,550	40	1,355	61	5,905	101
CMO – residential	-	-	566	2	566	2
CMO – commercial	-	-	381	9	381	9
GSE	-	-	351	7	351	7
States, municipalities and political subdivisions	3,691	61	6,448	151	10,139	212
Total temporarily impaired securities	$14,342	$184	$23,188	$585	$37,530	$769

Number of securities in an unrealized loss position	11		22		33

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses

Corporate securities	$22,800	$879	$5,562	$482	$28,362	$1,361
Foreign government	-	-	1,279	166	1,279	166
CMO – residential	742	3	-	-	742	3
CMO – commercial	-	-	237	153	237	153
U.S. Government	493	5	-	-	493	5
GSE	366	12	-	-	366	12
States, municipalities and political subdivisions	14,962	895	2,265	106	17,227	1,001
Nonredeemable preferred stocks	393	6	-	-	393	6
Total temporarily impaired securities	$39,756	$1,800	$9,343	$907	$49,099	$2,707

Number of securities in an unrealized loss position	31		9		40

Substantially all of the unrealized losses on fixed maturities at December 31, 2014 and December 31, 2013 were attributable to changes in market interest rates.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

The following table summarizes the Company’s net investment income for the years indicated (in thousands):

	Successor		Predecessor
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2012

Fixed maturities	$2,153	$2,017	$1,848
Equity securities	110	120	256
Short-term investments	3	4	6
Other	(64)	(37)	16

Net investment income	$2,202	$2,104	$2,126

The following table summarizes the Company’s net realized investment gains (losses) for the years indicated (in thousands):

	Successor		Predecessor
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2012

Available-for-sale securities:
Fixed maturities	$874	$834	$579
Preferred stock	-	23	(4)
Total available-for-sale securities	874	857	575

Trading securities	76	214	9

Unrealized gain (loss) on trading securities:
Available-for-sale securities transferred
to trading category	-	-	20
Change in unrealized gain on trading securities	17	11	(1)
Total unrealized gain on trading securities	17	11	19

Net realized investment gains	$967	$1,082	$603

For the years ended December 31, 2014, 2013 and 2012, proceeds from sales of available-for-sale securities were $43,800,000, $38,691,000 and $29,833,000, respectively, and the Company realized gross gains of $1,245,000, $1,377,000 and $937,000, respectively, and gross losses of $295,000, $306,000 and $353,000, respectively, on those sales.

In January 2012, the Company transferred equity securities previously classified as available-for-sale into the trading category and, as a result, recognized $42,000 of gross gains and $22,000 of gross losses in net realized investment gains on the accompanying Consolidated Statements of Income.  These gains and losses were previously included in accumulated other comprehensive income.

We recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income.  For the years ended December 31, 2014, 2013 and 2012, other-than-temporary impairments recognized in earnings of $0, $0 and $189,000, respectively, represent credit losses on fixed maturities as a result of the expected cash flows of certain securities being less than the securities’ amortized cost.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows (in thousands):

	Successor		Predecessor
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2012

Balance at beginning of period	$288	$288	$145
Securities sold	-	-	(46)
Credit portion of other-than-temporary
impairment losses recognized during period	-	-	189

Balance at end of period	$288	$288	$288

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

Investments in fixed maturities and equity securities

Available-for-sale securities included in Level 1 are equity securities with quoted market prices.  Level 2 is primarily comprised of our portfolio of corporate fixed income securities, government agency mortgage-backed securities, government sponsored enterprises, certain CMO securities, municipals and certain preferred stocks that were priced with observable market inputs.  Level 3 securities consist of one CMO security backed by commercial mortgages.  For these securities, we use industry-standard pricing methodologies, including discounted cash flow models, whose inputs are based on management’s assumptions and available market information. Significant unobservable inputs used in the fair value measurement of CMO’s are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rates.  Further we retain independent pricing vendors to assist in valuing certain instruments.

Trading securities

Trading securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis at December 31, 2014 and 2013, respectively (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$29,557	$-	$29,557
Foreign government	-	6,549	-	6,549
CMO - residential	-	853	-	853
CMO – commercial	-	-	381	381
States, municipalities and political
subdivisions	-	27,679	-	27,679
U.S. government	-	6,723	-	6,723
GSE	-	1,416	-	1,416
MBS - residential	-	69	-	69
Redeemable preferred stocks	381	-	-	381
Total fixed maturities	381	72,846	381	73,608

Equity securities available-for-sale:
Nonredeemable preferred stocks	1,013	-	-	1,013
Total equity securities	1,013	-	-	1,013

Trading securities:
Common Stock	1,138	-	-	1,138
Total trading securities	1,138	-	-	1,138

Total financial assets	$2,532	$72,846	$381	$75,759

	December 31, 2013
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$34,567	$-	$34,567
Foreign government	-	2,519	-	2,519
CMO - residential	-	1,152	-	1,152
CMO – commercial	-	-	237	237
States, municipalities and political
subdivisions	-	22,083	-	22,083
U.S. government	-	6,811	-	6,811
GSE	-	422	-	422
MBS - residential	-	83	-	83
Redeemable preferred stocks	348	-	-	348
Total fixed maturities	348	67,637	237	68,222

Equity securities available-for-sale:
Nonredeemable preferred stocks	988	-	-	988
Total equity securities	988	-	-	988

Trading securities:
Common Stock	859	-	-	859
Total trading securities	859	-	-	859

Total financial assets	$2,195	$67,637	$237	$70,069

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the year ending December 31, 2014, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category as a result of limited or inactive markets during 2014.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during 2014 and 2013.  The changes in the carrying value of Level 3 assets and liabilities for the years ended December 31, 2014 and 2013 are summarized as follows (in thousands):

	CMOs
	Residential	Commercial	Total

Balance, December 31, 2012	$408	$228	$636

Repayments of fixed maturities	(9)	-	(9)
Net realized investment gains	225	-	225
Sales of securities	(415)	-	(415)
Net unrealized gain (loss)
included in accumulated
other comprehensive loss	(209)	9	(200)

Balance, December 31, 2013	$-	$237	$237

Net unrealized gain (loss)
included in accumulated
other comprehensive loss	-	144	144

Balance, December 31, 2014	$-	$381	$381

6.  Fixed Assets

Fixed assets, which are included in other assets, consist of the following (in thousands):

	As of December 31,
	2014	2013

Furniture and fixtures	$427	$378
Leasehold improvements	122	68
Equipment	1,092	1,172
Total	1,641	1,618
Less: allowance for depreciation	(859)	(1,047)
Fixed assets, net	$782	$571

7.  Other Investments

At December 31, 2014 and December 31, 2013, the Company had an equity investment in Majestic with a carrying value of $168,000 and $89,000, respectively.  For years 2014, 2013 and 2012, the Company recorded $79,000, $(20,000) and $57,000, respectively, for its share of income (loss) from its investment in other income in the Consolidated Statements of Income.

In November 2012, the Company invested $500,000 in exchange for a 3.75% interest in Pets Best Insurance Services, LLC (“Pets Best”), a third party administrator for pet insurance.  This investment is carried at cost.

On December 31, 2012, the Company invested $1,250,000 in exchange for a 40% interest in Global Accident Facilities, LLC (“GAF”).  GAF acquired Accident Insurance Services, Morgan Financial, Caprock Claim Management and Medical Pricing Strategies, jointly referred to as AIS.  AIS produces and administers occupational accident and related coverages sold to Texas non-subscribers to workers compensation.  At December 31, 2014 and December 31, 2013, the Company had an equity investment in GAF with a carrying value of $1,815,000 and $1,720,000, respectively.  For the years ended 2014 and 2013, the Company recorded $95,000 and $470,000, respectively, for its share of income from its investment in other income in the Consolidated Statements of Income.

8.  Commitments and Contingencies

Fixed maturities with a carrying value of $6,156,000 are on deposit with various state insurance departments at December 31, 2014.

The Company has operating leases for office space and certain other office equipment.  These operating leases provide for minimum rents and generally include options to renew for additional periods.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2014 are as follows (in thousands):

Year Ending	Net Operating
December 31,	Leases
2015	$552
2016	447
2017	234
2018	195
2019	115
2020 and thereafter	29
Total	$1,572

The Company's net rent expense for years 2014, 2013, and 2012 were $730,000, $403,000, and $276,000, respectively.

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

9.  Share-Based Compensation

2009 Stock Incentive Plan ("2009 Plan")

Effective July 1, 2009, the Company implemented the 2009 Plan, which the Company's stockholders approved on June 19, 2009.  The 2009 Plan was preceded by the 1998 Stock Incentive Plan (“1998 Plan”), which expired by its terms on October 7, 2008.  The 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting ratably over four years.  At December 31, 2014, stock options for 166,616 shares of common stock were outstanding, stock options for 148,837 shares of common stock were vested, and 6,490,553 shares of common stock that had not been issued remained available for future stock options grants and other awards.  Awards made under the 1998 Plan prior to its expiration are still in effect.

Total share-based compensation expense was $52,000, $42,000 and $33,000 for the twelve months ended December 31, 2014, 2013 and 2012, respectively.  Related tax benefits of $18,000, $15,000 and $11,000 were recognized for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

Stock Options

The Company’s stock option activity for the year ended December 31, 2014 was as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2013	222,285	$11.46

Expired	(62,336)	14.58
Exercised	(6,667)	4.87
Granted	13,334	10.80

Balance, December 31, 2014	166,616	$10.50

During 2014, AMIC received $33,000 in cash from the exercise of stock options with an aggregate intrinsic value of $38,000.  No options were exercised during the years ended December 31, 2013 or 2012.

Compensation expense was $52,000, $42,000, and $33,000 for the twelve months ended December 31, 2014, 2013, and 2012, respectively.  As of December 31, 2014, there was approximately $83,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2014:

	Outstanding	Exercisable

Number of options	166,616	148,837
Weighted average exercise price per share	$10.50	$10.64
Aggregate intrinsic value of options	$217,168	$195,501
Weighted average contractual term remaining	3.18 years	2.48 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the twelve months ended December 31, 2014, 2013 and 2012 was $5.70, $4.04 and $0 per share, respectively.  The assumptions set forth in the table below were used to value the stock options granted during the twelve months ended December 31, 2014 and 2013.  No options were granted in 2012.

	December 31,
	2014	2013

Weighted-average risk-free interest rate	2.72%	2.30%
Annual dividend rate per share	$-	$-
Weighted-average volatility factor of the Company's common stock	38.27	45.00
Weighted-average expected term of options	5 years	5 years

10.  Related Party Transactions

Independence American derives a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties, which were to terminate on December 31, 2014, have been amended to extend the termination date to December 31, 2019.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life and Madison National Life have received regulatory approval to cede up to 50% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2014 and 2013, Standard Security Life and Madison National Life ceded an average of approximately 27% and 26%, respectively, of their medical stop-loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s DBL business.  Independence American assumed 8% of certain of IHC’s international health and LTD business.  Standard Security Life and Madison National Life ceded approximately 10% and 12% of the majority of its fully insured health business to Independence American in 2014 and 2013, respectively.

Independence American assumes premiums from IHC subsidiaries, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health and medical stop-loss business written and assumed by Independence American.  Additionally, Risk Solutions markets, underwrites and provides administrative services, and also provides medical management and claims adjudication, for a substantial portion of the medical stop-loss business written by the insurance subsidiaries of IHC.  Risk Solutions records related income, assets and liabilities in connection with that business.  Such related-party information is disclosed on the Consolidated Balance Sheets and Consolidated Statements of Income.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.  The cost of this coverage is split proportionally between the Company and IHC according to the type of risk and the Company’s portion is recorded in Selling, General and Administrative Expenses.

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

The Company and its subsidiaries incurred expense of $891,000 and $921,000 for the twelve months ended December 31, 2014 and 2013, respectively, from service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to the Company and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

11.  Income Taxes

Effective January 15, 2013, the Company has been included in the consolidated Federal income tax returns of IHC on a June 30 fiscal year as a result of the increase in IHC’s ownership interest in AMIC to over 80%.  Accordingly, the Company changed from a September 30 fiscal tax year to a June 30 fiscal tax year in 2013.  The provision for income taxes for the periods ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Successor		Predecessor
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2012
CURRENT:

U.S. Federal	$38	$70	$61
State and local	(11)	25	14
	27	95	75

DEFERRED:
U.S. Federal	(853)	1,477	(4,032)
State and local	24	4	67
	(829)	1,481	(3,965)

	$(802)	$1,576	$(3,890)

Taxes computed at the federal statutory rate of 35% for the years ended December 31, 2014, 2013 and 2012 are reconciled to the Company's actual income tax expense as follows (in thousands):

	Successor		Predecessor
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2012

Tax computed at the statutory rate	$1,557	$1,560	$1,996
Dividends received deduction and tax exempt interest	(22)	(25)	(53)
State and local income taxes, net of federal effect	8	19	53
Valuation allowance	(2,500)	-	(5,900)
Other, net	155	22	14
Income tax	$(802)	$1,576	$(3,890)

The current federal income tax provision for the periods ending December 31, 2014, 2013 and 2012 represents only federal alternative minimum tax due to the Company’s federal net operating loss carryforwards.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013

DEFERRED TAX ASSETS:
Investments	$123	$123
Compensation accruals	365	1,198
Policy benefits and claims	366	392
Unrealized securities losses	37	742
AMT	515	-
Other	12	-
Net operating loss carryforwards	92,395	93,048

Total gross deferred tax assets	93,813	95,503

Less valuation allowance	(73,849)	(76,911)

Net deferred tax assets	19,964	18,592

DEFERRED TAX LIABILITIES:
Intangibles	(1,123)	(1,304)
Partnership income	(6,816)	(5,801)
Other	-	(315)
State taxes	(557)	(504)
Total gross deferred tax liabilities	(8,496)	(7,924)
Net deferred tax asset	$11,468	$10,668

For the years ended December 31, 2014 and 2013, net deferred tax assets includes $12,025,000 and $11,172,000 of net federal deferred tax assets, respectively, and $557,000 and $504,000 of net state deferred tax liabilities, respectively.  The valuation allowance at December 31, 2014 and 2013 was primarily related to net operating loss carryforwards that, in the judgment of management, were not considered realizable.  During the years ended December 31, 2014 and 2013 the Company decreased its valuation allowance by $3,062,000 and $1,661,000, respectively.  The valuation allowance decrease in the year ended December 31, 2014 included $2,500,000 for the projected utilization of federal net operating losses which was allocated to operations, and a decrease of $699,000 due to deferred tax on unrealized losses allocated to equity, offset by an increase of $137,000 due to an adjustment to net deferred tax assets.  The valuation allowance decrease in the year ended December 31, 2013 included a $3,054,000 adjustment to deferred tax assets for expired state NOL carryforwards, offset by an increase of $1,393,000 due to deferred tax on unrealized losses allocated to equity.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2014.

At December 31, 2014, the Company had federal NOL carryforwards of approximately $263,985,000 expiring in varying amounts through the year 2028 with a significant portion expiring in 2020.

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

Interest expense and penalties related to unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 are insignificant.

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

As of December 31, 2014, AMIC believes there were no material uncertain tax positions that would require disclosure under GAAP.

12.  Policy Benefits and Claims

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

Changes in the liability for policy benefits and claims for the years ended December 31, 2014 and 2013 are summarized below (in thousands).

	Year Ended
	December 31,
	2014	2013

Balance at a beginning of period	$35,252	$24,993
Less: reinsurance recoverables	1,306	1,486
Net balance at beginning of period	33,946	23,507
Amount incurred:
Current year	88,507	86,948
Prior years	380	169
Total	88,887	87,117
Amount paid, related to:
Current year	58,566	55,623
Prior years	30,995	21,055
Total	89,561	76,678
Net balance at end of period	33,272	33,946

Plus: reinsurance recoverables	344	1,306
Balance at end of period	$33,616	$35,252

The preceding schedule reflects (i) due and unpaid claims, (ii) claims in the course of settlement, (iii) estimated incurred but not reported reserves and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year.  The amount incurred in 2014 for prior years of $380,000 is a result of a deficiency of $1,015,000 of fully insured health reserves, offset by a redundancy of $271,000 of medical stop-loss reserves and $364,000 of DBL reserves.  The unfavorable development in fully insured health of $1,015,000 primarily relates to claims development experience associated with the small group stop-loss and occupational accident business written in 2013.  The amount incurred in 2013 for prior years of $169,000 is a result of a deficiency of $465,000 of medical stop-loss reserves, offset by a redundancy of $5,000 of fully insured health reserves and $291,000 of DBL reserves.  Fluctuations are generally the result of on-going analysis of recent loss development trends.

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

13.  Reinsurance

Independence American reinsures a portion of its direct business in order to limit the assumption of disproportionate risks.  Amounts not retained are ceded to other companies on an automatic basis.  Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  All of Independence American’s insurance contracts are of short-duration.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.  At December 31, 2014, Independence American ceded to highly rated reinsurers.

The effect of reinsurance on premiums earned and insurance benefits is as follows (in thousands):

		ASSUMED	CEDED
		FROM	TO
	DIRECT	OTHER	OTHER	NET
	AMOUNT	COMPANIES	COMPANIES	AMOUNT
Premiums Earned:
Successor
Year ended December 31, 2014	$63,007	$74,934	$4,335	$133,606
Year ended December 31, 2013	55,486	75,629	3,912	127,203
Predecessor
Year ended December 31, 2012	42,318	49,703	8,243	83,778

Insurance Benefits:
Successor
Year ended December 31, 2014	$40,572	$50,886	$2,571	$88,887
Year ended December 31, 2013	38,367	52,992	4,241	87,118
Predecessor
Year ended December 31, 2012	32,057	31,526	6,734	56,849

All premiums included in Assumed From Other Companies for 2014, 2013 and 2012 were assumed from subsidiaries of IHC.  Included in Ceded To Other Companies for 2014, 2013 and 2012 are premiums of $1,300,000, $108,000, and $1,835,000, respectively, which were ceded to subsidiaries of IHC.

14.  Dividend Payment Restrictions and Statutory Information

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner, if such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including realized capital gains, for the twelve-month period ending the December 31 next preceding.  Such dividends may be paid as long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American did not pay a dividend in 2014 and 2013.  There are no regulatory restrictions on the ability of our holding company, AMIC, to pay dividends.  Under Delaware law, AMIC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Dividends to shareholders are paid from funds available at the corporate holding company level.  No dividend on the Company’s stock was declared during 2014.

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

Independence American is required to maintain a certain minimum amount of statutory surplus to satisfy its state insurance department of domicile.  Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders.  At December 31, 2014 and 2013, the statutory capital of Independence American was significantly in excess of regulatory RBC requirements.

Independence American’s statutory capital and surplus was $60,168,000 as of December 31, 2014 and $57,875,000 as of December 31, 2013.  Independence American’s statutory net income was $3,127,000 for 2014, $3,176,000 for 2013, and $3,271,000 for 2012.

15.  Other Comprehensive Income

The components of other comprehensive income include the after-tax net unrealized gains and losses on investment securities available for sale including the subsequent increases and decreases in fair value of available-for-sale securities previously impaired and the non-credit related component of other-than-temporary impairments of fixed maturities and equity securities.

Included in accumulated other comprehensive income at both December 31, 2014 and 2013 is an adjustment of $269,000 related to the non-credit related component of other-than-temporary impairment losses recorded.

16.  Quarterly Data (Unaudited)

The quarterly results of operations for the years ended December 31, 2014 and 2013 are summarized below (in thousands, except per share data):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2014

Total revenues	$43,087	$40,020	$41,157	$40,612

Income from continuing operations	$882	$443	$1,956	$2,066
(Income) loss from non-controlling interests
in subsidiaries	(240)	14	101	28

Net income attributable to AMIC	$642	$457	$2,057	$2,094

Basic income per common share	$.08	$.06	$.25	$.26

Diluted income per share	$.08	$.06	$.25	$.26

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2013

Total revenues	$35,361	$37,374	$37,591	$42,947

Income from continuing operations	$786	$1,565	$766	$749
(Income) from non-controlling interests
in subsidiaries	(232)	(201)	(201)	(349)

Net income attributable to AMIC	$554	$1,364	$565	$400

Basic income per common share	$.07	$.17	$.07	$.05

Diluted income per share	$.07	$.17	$.07	$.05

17.

Repurchase of Common Stock

In 2010, AMIC initiated a program of repurchasing shares of its common stock.  In 2012, the Board of Directors authorized the repurchase of up to 962,886 shares of AMIC’s common stock, inclusive of prior authorizations, under the 2010 plan.  The Company has repurchased 199,784 and 263,102 shares in 2013 and 2011, respectively, which the Company classified as treasury shares.  There were no share repurchases in 2014 and 2012.  At December 31, 2014, there were 500,000 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014.  Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2014 to ensure that information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms.  As a result of this evaluation, there were no significant deficiencies in the Company's internal control over financial reporting during the twelve months ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in May 2015, which definitive proxy statement will be filed with the SEC.

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

Item 11.

Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in May 2015, which definitive proxy statement will be filed with the SEC.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in May 2015, which definitive proxy statement will be filed with the SEC.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in May 2015, which definitive proxy statement will be filed with the SEC.

Item 14.

Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement relating to the annual meeting of AMIC’s stockholders to be held in May 2015, which definitive proxy statement will be filed with the SEC.

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

(2) Exhibits. See Index to Exhibits included in this Annual Report on Form 10-K	81
Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2015.

AMERICAN INDEPENDENCE CORP.

Signature

/s/ Roy T.K. Thung	Chief Executive Officer
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ Teresa A. Herbert	Chief Financial Officer and Senior Vice President
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on March 16, 2015.

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

18	Preferability Letter of KPMG LLP dated August 8, 2014
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

Under date of March 16, 2015, we reported on the consolidated balance sheets of American Independence Corp. and subsidiaries (the Company) as of December 31, 2014 and 2013 (Successor Company), and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013 (Successor Company), and the year ended December 31, 2012 (Predecessor Company), which are included in the Annual Report on Form 10-K for the year ended December 31, 2014.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules I to V.  These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of American Independence Corp. and subsidiaries referred to above contains an explanatory paragraph that states, the Company has elected, beginning with January 1, 2013, the earliest period permitted, to reflect Independence Holding Company’s basis in the assets acquired and liabilities assumed in connection with Independence Holding Company’s acquisition of the Company.  As a result of the new basis of accounting, the consolidated financial information for the periods after January 1, 2013 is presented on a different basis than that for the period before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

New York, New York

March 16, 2015

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2014
(In thousands)
			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
Corporate securities	$29,905	$29,557	$29,557
Foreign government	6,616	6,549	6,549
Collateralized mortgage obligations (CMO) -
residential	851	853	853
CMO - commercial	390	381	381
States, municipalities and political subdivisions	27,631	27,679	27,679
U.S. Government	6,674	6,723	6,723
Government sponsored enterprise (GSE)	1,400	1,416	1,416
Agency mortgage backed pass through
securities (MBS)	65	69	69
Redeemable preferred stocks	273	381	381

TOTAL FIXED MATURITIES	73,805	73,608	73,608

EQUITY SECURITIES
Common stock	1,090	1,138	1,138
Nonredeemable preferred stocks	970	1,013	1,013

TOTAL EQUITY SECURITIES	2,060	2,151	2,151

Securities purchased under agreements to resell	3,143	3,143	3,143

TOTAL INVESTMENTS	$79,008	$78,902	$78,902

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

AMERICAN INDEPENDENCE CORP.
CONDENSED BALANCE SHEETS (In thousands, except share data)
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2014	2013

ASSETS:
Cash and cash equivalents	$708	$1,446
Investments in continuing consolidated subsidiaries	79,439	73,236
Other receivables	1,828	1,300
Other assets	535	521
Net deferred tax asset	12,025	11,172

TOTAL ASSETS	$94,535	$87,675

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$195	$292

TOTAL LIABILITIES	195	292

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock (A)	92	92
Paid-in capital	79,746	79,694
Accumulated other comprehensive loss	(154)	(2,152)
Treasury stock (B)	(10,243)	(10,305)
Retained earnings	22,139	16,970

TOTAL AMIC STOCKHOLDERS' EQUITY	91,580	84,299
NON-CONTROLLING INTEREST IN SUBSIDIARIES	2,760	3,084

TOTAL EQUITY	94,340	87,383

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,535	$87,675

(A)

Common stock $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares issued; 8,079,215 and 8,072,548 shares outstanding, respectively.

(B)

Treasury stock, at cost; 1,102,578 and 1,109,245 shares, respectively.

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(Continued)

AMERICAN INDEPENDENCE CORP.
CONDENSED STATEMENTS OF INCOME (In thousands)
(PARENT COMPANY ONLY)

	SUCCESSOR		PREDECESSOR
	YEAR ENDED		YEAR ENDED
	DECEMBER 31,		DECEMBER 31,
	2014	2013	2012

REVENUES:
Net investment income	$65	$47	$50
Net realized investment gains (losses)	-	(31)	15
	65	16	65

EXPENSES:
General and administrative expenses and other	1,656	1,903	1,752
	1,656	1,903	1,752

Loss before income tax expense	(1,591)	(1,887)	(1,687)
Income tax benefit	(3,055)	(659)	(6,488)

Income (loss) before equity in net income of subsidiaries	1,464	(1,228)	4,801
Equity in net income of subsidiaries, net of tax	3,883	5,093	5,741

Net income	5,347	3,865	10,542
Income from non-controlling interests in subsidiaries	(97)	(983)	(950)

Net income attributable to American Independence Corp.	$5,250	$2,882	$9,592

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(Continued)

AMERICAN INDEPENDENCE CORP.
CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(PARENT COMPANY ONLY)

	SUCCESSOR		PREDECESSOR
	YEAR ENDED		YEAR ENDED
	DECEMBER 31,		DECEMBER 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,347	$3,865	$10,542
Adjustments to reconcile net income to net cash
provided from operating activities:
Deferred tax expense (benefit)	(3,057)	(661)	(3,965)
Equity in net income of subsidiaries	(3,883)	(5,093)	(5,741)
Net realized investment (gains) losses	-	31	(15)
Non-cash compensation expense	52	42	33
Change in operating assets and liabilities:
Change in deferred tax asset	-	-	(67)
Change in other assets and liabilities	(123)	(6)	(310)

Net cash provided by (used by) operating activities	(1,664)	(1,822)	477

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in investments in and advances to
consolidated subsidiaries	1,421	2,627	(1,107)
Change in loan receivable	(528)	(1,300)	(175)
Purchases of fixed maturities	-	(1,746)	(2,154)
Sales of fixed maturities	-	1,715	5,669

Net cash provided by investing activities	893	1,296	2,233

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	33	-	-
Repurchase of common stock	-	(1,198)	-

Net cash provided by (used by) financing activities	33	(1,198)	-

Increase (decrease) in cash and cash equivalents	(738)	(1,724)	2,710
Cash and cash equivalents, beginning of period	1,446	3,170	460
Cash and cash equivalents, end of period	$708	$1,446	$3,170

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$8	$32	$5

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III
AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

					INSURANCE	SELLING,
					BENEFITS,	GENERAL
				NET	CLAIMS	AND	NET
	INSURANCE	UNEARNED	PREMIUMS	INVESTMENT	AND	ADMINISTRATIVE	PREMIUMS
	RESERVES	PREMIUMS	EARNED	INCOME (1)	RESERVES	EXPENSES (2)	WRITTEN
SUCCESSOR
DECEMBER 31, 2014:
Independence American:
Medical stop-loss	$15,929	$-	$53,279	$1,103	$36,330	$14,524	$53,279
Fully Insured Health	15,742	3,686	74,309	782	48,710	23,290	74,236
Group Disability	1,945	362	6,018	102	3,847	1,767	6,078
Total Independence American	33,616	4,048	133,606	1,987	88,887	39,581	133,593
Agencies	-	-	-	150	-	28,515	-
Corporate	-	-	-	65	-	1,656	-
Total	$33,616	$4,048	$133,606	$2,202	$88,887	$69,752	$133,593

DECEMBER 31, 2013:
Independence American:
Medical stop-loss	$20,618	$-	$55,508	$1,242	$37,762	$16,566	$55,508
Fully Insured Health	13,276	3,759	66,167	631	45,884	16,931	67,702
Group Disability	1,358	302	5,528	73	3,472	1,594	5,617
Total Independence American	35,252	4,061	127,203	1,946	87,118	35,091	128,827
Agencies	-	-	-	111	-	22,384	-
Corporate	-	-	-	47	-	1,403	-
Total	$35,252	$4,061	$127,203	$2,104	$87,118	$58,878	$128,827

PREDECESSOR
DECEMBER 31, 2012:
Independence American:
Medical stop-loss	$16,363	$-	$47,531	$1,327	$32,574	$12,924	$47,531
Fully Insured Health	7,822	2,224	32,762	513	22,220	7,784	34,699
Group Disability	808	213	3,485	65	2,055	1,043	3,557
Total Independence American	24,993	2,437	83,778	1,905	56,849	21,751	85,787
Agencies	-	-	-	171	-	14,705	-
Corporate	-	-	-	50	-	1,419	-
Total	$24,993	$2,437	$83,778	$2,126	$56,849	$37,875	$85,787

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

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
REINSURANCE
(In thousands)

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
Successor
Premiums Earned:

December 31, 2014
Accident and Health	$32,530	$74,934	$4,174	$103,290	73%
Property and Liability (1)	30,477	-	161	30,316	-%
	$63,007	$74,934	$4,335	$133,606	56%

December 31, 2013
Accident and Health	$36,641	$75,629	$3,897	$108,373	70%
Property and Liability (1)	18,845	-	15	18,830	-%
	$55,486	$75,629	$3,912	$127,203	59%

Predecessor
Premiums Earned:

December 31, 2012
Accident and Health	$39,047	$49,703	$8,243	$80,507	62%
Property and Liability (1)	3,271	-	-	3,271	-%
	$42,318	$49,703	$8,243	$83,778	59%

(1)

Property and liability primarily consists of pet insurance.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE V

AMERICAN INDEPENDENCE CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	Of Period	Expenses	Accounts	Deductions	End of Period

Valuation Allowance on Deferred
Tax Asset:

Successor
Year ended December 31, 2014	$76,911	$(562)	$-	$(2,500) (b)	$73,849
Year ended December 31, 2013	$78,572	$1,393	$-	$(3,054) (a)	$76,911

Predecessor
Year ended December 31, 2012	$84,665	$(193)	$-	$(5,900) (b)	$78,572

______________________________________________________

(a)

Decrease due to deferred tax assets for expired state NOL carryforwards.

(b)

Reduction is based on management's periodic evaluation of the valuation allowance.

See accompanying Report of Independent Registered Public Accounting Firm.