Form 10-Q
period 2015-03-31
AMERICAN INDEPENDENCE CORP
filed 2015-05-08
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2015
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [ X ]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2015
Common stock, $0.01 par value	8,079,215 shares

Explanatory Note

American Independence Corp. (“AMIC”) was acquired in a series of transactions by Independence Holding Company (“IHC”) beginning in 2002 with a 19.9% equity investment and culminating in its current ownership of approximately 92%.  In March 2010, as a result of share purchases of AMIC in the open market, IHC increased its ownership of AMIC to over 50%.  Management determined at this time that a change in control event occurred and, accordingly, IHC established a new basis for AMIC's assets and liabilities in IHC's consolidated financial statements based on the fair value of AMIC's identifiable assets and liabilities assumed at the time it increased its ownership to over 50%.  However, because IHC acquired less than 80%, AMIC was not permitted to reflect the impact of its change in control in its separate financial statements.  IHC then made a series of acquisitions of AMIC stock, and by January of 2013 IHC’s ownership had increased to over 80%.  Although by this time, IHC acquired over 80% of AMIC’s shares, management elected not to reflect the impact of the change in control, so AMIC continued to account for its assets and liabilities at historical basis in its separate financial statements.  During the second quarter of 2014, the Stock Agreement, dated as of July 30, 2002, that (among other things) placed certain restrictions on IHC’s ability to acquire additional shares of AMIC stock, was terminated and, pursuant to the applicable provisions of AMIC’s certificate of incorporation, AMIC’s Board of Directors granted approval for IHC and its subsidiaries, at any point in the future, to increase their aggregate ownership of AMIC’s outstanding shares of common stock without obtaining prior approval.  Due to the lifting of these restrictions and requirements, management evaluated the preferability of accounting for the aforementioned change in control in its separate financial statements and concluded that the accounting change was preferable.  Accordingly, AMIC elected to implement the change in control accounting and reflect IHC’s basis in the assets acquired and liabilities assumed in the Company’s separate financial statements.  This change was initially implemented during the interim period ended June 30, 2014.  As a result of the accounting change, those assets and liabilities as remeasured at their fair value as of the date of IHC’s acquisition of the Company have been “pushed down” to the financial statements of the Company beginning with January 1, 2013, the earliest date “push down” is permitted.

The consolidated financial statements and financial information of AMIC reported prior to this Form 10-Q are not directly comparable to the financial statements and financial information of AMIC included in this report as a result of the above-mentioned change in accounting principle.  See Note 1(B) of Notes to Condensed Consolidated Financial Statements for the impact of this adoption on AMIC's condensed consolidated statements of income for the period ended March 31, 2014.

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
ASSETS:	2015	2014
Investments:
Securities purchased under agreements to resell	$6,819	$3,143
Trading securities	1,203	1,138
Fixed maturities available-for-sale, at fair value	74,109	73,608
Equity securities available-for-sale, at fair value	1,020	1,013

Total investments	83,151	78,902

Cash and cash equivalents	3,482	4,569
Restricted cash ($21,623 and $15,867, respectively, restricted by related parties)	23,839	18,881
Accrued investment income	682	652
Premiums receivable ($13,127 and $9,115, respectively, due from related parties)	17,106	13,257
Net deferred tax asset	11,430	12,025
Due from reinsurers ($3,087 and $2,869, respectively, due from related parties)	5,494	5,532
Intangible assets	9,689	9,915
Accrued fee income ($1,953 and $1,384, respectively, due from related parties)	4,470	4,469
Due from securities brokers	171	293
Other assets ($245 and $165, respectively, due from related parties)	18,176	17,286

TOTAL ASSETS	$177,690	$165,781

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims ($21,862 and $19,843, respectively, due to related parties)	$35,673	$33,616
Premium and claim funds payable ($21,623 and $15,867, respectively,
due to related parties)	23,839	18,881
Commission payable ($4,841 and $3,747, respectively, due to related parties)	5,950	4,672
Accounts payable, accruals and other liabilities ($1,844 and $1,784, respectively,
due to related parties)	13,398	11,283
State income taxes payable	605	597
Due to securities brokers	1,922	58
Due to reinsurers ($27 and $597, respectively, due to related parties)	751	2,334

Total liabilities	82,138	71,441

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares
issued, respectively; 8,079,215 shares outstanding, respectively	92	92
Additional paid-in capital	79,757	79,746
Accumulated other comprehensive gain (loss)	276	(154)
Treasury stock, at cost, 1,102,578 shares, respectively	(10,243)	(10,243)
Retained earnings	22,838	22,139
Total American Independence Corp. stockholders’ equity	92,720	91,580
Non-controlling interest in subsidiaries	2,832	2,760
Total equity	95,552	94,340
TOTAL LIABILITIES AND EQUITY	$177,690	$165,781

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2015	2014
REVENUES:
Premiums earned ($19,783 and $17,647, respectively, from related parties)	$36,217	$32,484
Fee and agency income ($6,432 and $4,212, respectively, from related parties)	6,542	9,976
Net investment income	612	536
Net realized investment gains	141	48
Other income	45	43
	43,557	43,087

EXPENSES
Insurance benefits, claims and reserves ($12,677 and $11,365, respectively, from related parties)	23,970	21,786
Selling, general and administrative expenses ($5,805 and $5,361, respectively, from related parties)	18,065	19,649
Amortization and depreciation	287	428
	42,322	41,863

Income before income tax	1,235	1,224
Provision for income taxes	464	342

Net income	771	882
Less: Net income attributable to the non-controlling interest	(49)	(240)

Net income attributable to American Independence Corp.	$722	$642

Basic income per common share:
Net income attributable to American Independence Corp. common stockholders	$.09	$.08

Weighted-average shares outstanding	8,079	8,073

Diluted income per common share:
Net income attributable to American Independence Corp. common stockholders	$.09	$.08

Weighted-average diluted shares outstanding	8,094	8,098

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months
	Ended March 31,
	2015	2014

Net Income	$771	$882
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax of
$192 and $0, respectively	510	1,361
Less: reclassification adjustment for gains included in net income, net of
tax of $43 and $0, respectively	(80)	(54)
Other comprehensive income (loss)	430	1,307
Comprehensive income (loss)	1,201	2,189
Less: comprehensive (income) loss attributable to non-controlling interests	(49)	(240)
Comprehensive income (loss) attributable to American Independence Corp.	$1,152	$1,949

_______________________________________________________________________________________________

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2014	$92	$79,746	$(154)	$(10,243)	$22,139	$91,580	$2,760	$94,340

Net income					722	722	49	771
Other comprehensive income, net of tax			430			430		430
Share-based compensation expense		11				11		11
Other					(23)	(23)	23	-

BALANCE AT MARCH 31, 2015	$92	$79,757	$276	$(10,243)	$22,838	$92,720	$2,832	$95,552

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$771	$882
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(141)	(48)
Amortization and depreciation	287	428
Equity income	(41)	(41)
Deferred tax expense	463	336
Non-cash stock compensation expense	11	12
Amortization of bond premiums and discounts	149	135
Change in operating assets and liabilities:
Change in trading securities	(47)	(354)
Change in policy benefits and claims	2,057	(446)
Change in net amounts due from and to reinsurers	(1,545)	1,418
Change in accrued fee income	(1)	(486)
Change in claims fund	(292)	(3,508)
Change in commissions payable	1,278	975
Change in premiums receivable	(3,849)	(551)
Change in income taxes	(7)	(10)
Change in other assets and other liabilities	1,541	1,641

Net cash provided by operating activities	634	383

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of securities under resale and repurchase agreements	(3,676)	1,514
Sales of and principal repayments on fixed maturities	10,041	6,768
Maturities and other repayments of fixed maturities	1,310	1,183
Purchases of fixed maturities	(11,306)	(10,749)
Sales of equity securities	-	1
Change in loans receivable	(61)	(40)
Other investing activities	1,971	(126)

Net cash used by investing activities	(1,721)	(1,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to non-controlling interests	-	(218)

Net cash used by financing activities	-	(218)

Decrease in cash and cash equivalents	(1,087)	(1,284)
Cash and cash equivalents, beginning of period	4,569	4,424
Cash and cash equivalents, end of period	$3,482	$3,140

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$8	$3

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), a lead generation agency; e) our wholly owned sales and marketing  company, IHC Specialty Benefits, Inc. (“Specialty Benefits”); f) our 40% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for a managing general underwriting agency that primarily produces occupational accident business; g) our 90% ownership in IPA Family, LLC (“IPA Family”), a consumer direct sales agency; and h) our 92% ownership in IPA Direct, LLC (“IPAD”), a consumer direct sales call center.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".  Risk Solutions, Specialty Benefits, HIO, IPAD and IPA Family are collectively referred to as “our Agencies”.

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC").  Through various transactions subsequently, IHC and its subsidiaries further increased its ownership of AMIC to approximately 92%. The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York State Disability Benefits Law ("DBL"), short-term medical, long-term disability (“LTD”) and group major medical.

(B)

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The Condensed Consolidated Statements of Income for the three months ended March 31, 2015 is not necessarily indicative of the results to be anticipated for the entire year.

Change in Reporting Entity

AMIC was acquired in a series of transactions by IHC beginning in 2002 with a 19.9% equity investment and culminating in its current ownership of approximately 92%.  In March 2010, as a result of share purchases of AMIC in the open market, IHC increased its ownership of AMIC to over 50%.   In accordance with GAAP, IHC established a new basis for AMIC's assets and liabilities in IHC's consolidated financial statements based on the fair value of AMIC's identifiable assets and liabilities assumed at the time it increased its ownership to over 50%. IHC then made a series of acquisitions of AMIC stock, and by January of 2013 IHC’s ownership had increased to over 80%.  At the time of the acquisition, AMIC continued to account for its assets and liabilities at historical cost in its separate financial statements.  During the second quarter of 2014, the Stock Agreement, dated as of July 30, 2002, that (among other things) placed certain restrictions on IHC’s ability to acquire additional shares of AMIC stock, was terminated and, pursuant to the applicable provisions of AMIC’s certificate of incorporation, AMIC’s Board of Directors granted approval for IHC and its subsidiaries, at any point in the future, to increase their aggregate ownership of AMIC’s outstanding shares of common stock without obtaining prior approval.   Due to the lifting of these restrictions and requirements, AMIC has elected to reflect IHC’s basis in the assets acquired and liabilities assumed in the Company’s separate financial statements.  As a result of the accounting change, those assets and liabilities as remeasured at their fair value as of the date of IHC’s acquisition of the Company has been “pushed down” to the financial statements of the Company beginning with January 1, 2013.

The consolidated financial statements and financial information of AMIC reported prior to this Form 10-Q are not directly comparable to the financial statements and financial information of AMIC included in this report as a result of the above-mentioned change in accounting principle. The differences relate to basis differences in goodwill, intangible assets and related amortization, other assets, other investments, non-controlling interests in subsidiaries, taxes and related tax provisions, net income, additional paid-in capital, retained earnings and total shareholders' equity.  The impact of this adoption on AMIC's Condensed Consolidated Statements of Income for the three months ended March 31, 2014 is presented below (in thousands).

	Three Months Ended
	March 31, 2014
	Previously	Adjusted for
	Reported	New Basis
Condensed Consolidated Statements of Income

Amortization and depreciation	$237	$428
Income before income tax	1,415	1,224
Provision for income taxes	409	342
Net income	1,006	882
Net income attributable to AMIC	766	642
Basic income per common share	.09	.08
Diluted income per common share	$.09	$.08

(C)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance: (i) improving the definition of discontinued operations by limiting the reporting of discontinued operations to disposals of components that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results; and (ii) requiring expanded disclosures for discontinued operations.  The adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

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

(E)

Subsequent Event

Subsequent to the first quarter of 2015, the Company entered into discussions with the majority holder of GAF to obtain all of such holder’s ownership interest in GAF, thereby increasing the Company’s ownership in GAF from 40% to 80%.

2.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  Included in the diluted earnings per share calculation for the three months ended March 31, 2015 are approximately 15,000 shares from the assumed exercise of options using the treasury stock method.  Included in the diluted earnings per share calculation for three months ended March 31, 2014 are approximately 25,000 shares from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution of options.

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

Fee and Agency income consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Agency income	$2,477	$7,080
Fee income–administration	3,800	2,711
Fee income– profit commissions	265	185

	$6,542	$9,976

4.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	MARCH 31, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$30,505	$233	$(303)	$30,435
Foreign government	6,581	49	(35)	6,595
Collateralized mortgage obligations (CMO) – residential	256	4	-	260
CMO – commercial	390	16	-	406
States, municipalities and political subdivisions	27,886	297	(172)	28,011
U.S. Government	6,675	136	-	6,811
Government sponsored enterprise (GSE)	1,106	44	(1)	1,149
Agency mortgage backed pass through securities (MBS)	61	3	-	64
Redeemable preferred stocks	274	104	-	378
Total fixed maturities	$73,734	$886	$(511)	$74,109

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	970	50	-	1,020
Total available-for-sale equity securities	$970	$50	$-	$1,020

	DECEMBER 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$29,905	$90	$(438)	$29,557
Foreign government	6,616	34	(101)	6,549
CMO – residential	851	4	(2)	853
CMO – commercial	390	-	(9)	381
States, municipalities and political subdivisions	27,631	260	(212)	27,679
U.S. Government	6,674	49	-	6,723
GSE	1,400	23	(7)	1,416
MBS	65	4	-	69
Redeemable preferred stocks	273	108	-	381
Total fixed maturities	$73,805	$572	$(769)	$73,608

EQUITY SECURITIES
AVAILABLE-FOR-SALE

Nonredeemable preferred stocks	970	43	-	1,013
Total available-for-sale equity securities	$970	$43	$-	$1,013

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government, or its various insurance and lease programs that carry the full faith and credit obligation of the US Government.

The amortized cost and fair value of fixed maturities at March 31, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE
	(In thousands)

Due in one year or less	$1,174	$1,190
Due after one year through five years	27,071	27,164
Due after five years through ten years	19,740	19,931
Due after ten years	24,944	24,994
CMOs and MBSs	805	830

	$73,734	$74,109

The following tables summarize, for all securities in an unrealized loss position at March 31, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$6,781	$73	$10,190	$230	$16,971	$303
Foreign securities	1,714	1	1,374	34	3,088	35
States, municipalities and political subdivisions	-	-	7,128	172	7,128	172
GSE	-	-	65	1	65	1
Total temporarily impaired securities	$8,495	$74	$18,757	$437	$27,252	$511

Number of securities in an unrealized loss position	7		18		25

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$6,101	$83	$14,087	$355	$20,188	$438
Foreign government	4,550	40	1,355	61	5,905	101
CMO – residential	-	-	566	2	566	2
CMO – commercial	-	-	381	9	381	9
States, municipalities and political subdivisions	3,691	61	6,448	151	10,139	212
GSE	-	-	351	7	351	7
Total temporarily impaired securities	$14,342	$184	$23,188	$585	$37,530	$769

Number of securities in an unrealized loss position	11		22		33

Substantially all of the unrealized losses on fixed maturities at March 31, 2015 and December 31, 2014 were attributable to changes in market interest rates.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

The following table summarizes the Company’s net investment income for three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Fixed maturities	$541	$559
Equity securities	32	30
Other	39	(53)

Net investment income	$612	$536

Net realized investment gains for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Available-for-sale securities:
Fixed maturities	$123	$54
Total available-for-sale securities	123	54

Trading securities	1	(14)
Change in unrealized gain on trading securities	17	8

Net realized investment gains	$141	$48

For the three months ended March 31, 2015 and 2014, proceeds from sales of available-for-sale securities were $10,041,000 and $6,768,000, respectively, and the Company realized gross gains of $157,000 and $106,000, respectively, and gross losses of $34,000 and $52,000 respectively, on those sales.

We recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss).  For the three months ended March 31, 2015 and 2014, there were no other-than-temporary impairments recognized in earnings.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) were $288,000 as of March 31, 2015 and December 31, 2014.

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

Trading securities

Trading securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$30,435	$-	$30,435
Foreign government	-	6,595	-	6,595
CMO - residential	-	260	-	260
CMO – commercial	-	-	406	406
States, municipalities and political
subdivisions	-	28,011	-	28,011
U.S. government	-	6,811	-	6,811
GSE	-	1,149	-	1,149
MBS - residential	-	64	-	64
Redeemable preferred stocks	378	-	-	378
Total fixed maturities	378	73,325	406	74,109

Equity securities available-for-sale:
Nonredeemable preferred stocks	1,020	-	-	1,020
Total equity securities	1,020	-	-	1,020

Trading securities:
Common Stock	1,203	-	-	1,203
Total trading securities	1,203	-	-	1,203

Total financial assets	$2,601	$73,325	$406	$76,332

	December 31, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$29,557	$-	$29,557
Foreign government	-	6,549	-	6,549
CMO - residential	-	853	-	853
CMO – commercial	-	-	381	381
States, municipalities and political
subdivisions	-	27,679	-	27,679
U.S. government	-	6,723	-	6,723
GSE	-	1,416	-	1,416
MBS - residential	-	69	-	69
Redeemable preferred stocks	381	-	-	381
Total fixed maturities	381	72,846	381	73,608

Equity securities available-for-sale:
Nonredeemable preferred stocks	1,013	-	-	1,013
Total equity securities	1,013	-	-	1,013

Trading securities:
Common Stock	1,138	-	-	1,138
Total trading securities	1,138	-	-	1,138

Total financial assets	$2,532	$72,846	$381	$75,759

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the three months ending March 31, 2015, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category during the three months ended March 31, 2015 or 2014.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during the three months ended March 31, 2015 or 2014.  The changes in the carrying value of Level 3 assets and liabilities for the three months ended March 31, 2015 and 2014 are summarized as follows (in thousands):

Three Months Ended
March 31, 2015
CMOs - Commercial

Balance, beginning of period	$381

Net unrealized gain included in accumulated other comprehensive income (loss)	25

Balance, end of period	$406

Three Months Ended
March 31, 2014
CMOs - Commercial

Balance, beginning of period	$237

Net unrealized gain included in accumulated other comprehensive income (loss)	111

Balance, end of period	$348

6.

Other Intangible Assets

The change in the carrying amount of other intangible assets for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Balance, beginning of period	$9,915	$11,408
Amortization expense	(226)	(389)

Balance, end of period	$9,689	$11,019

7.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $172,000 and $248,000 for the three months ended March 31, 2015 and 2014, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Income.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

8.

Share-Based Compensation

Total share-based compensation expense was $11,000 and $12,000 for the three months ended March 31, 2015 and 2014, respectively.  Related tax benefits of $4,000 and $4,000 were recognized for the three months ended March 31, 2015 and 2014, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2015:

	Outstanding	Exercisable

Number of options	120,116	102,337
Weighted average exercise price per share	$9.11	$9.06
Aggregate intrinsic value of options	$215,000	$193,000
Weighted average contractual term remaining	4.10 years	3.28 years

The Company’s stock option activity for the three months ended March 31, 2015 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2014	166,616	$10.50

Expired	(46,500)	14.10

Balance, March 31, 2015	120,116	$9.11

Compensation expense of $11,000 and $12,000 was recognized for the three months ended March 31, 2015 and 2014, respectively, for the portion of the fair value of stock options vesting during that period.

As of March 31, 2015, there was approximately $72,000 of total unrecognized compensation expense related to non-vested options that will be recognized over the remaining requisite service periods.

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

Included in accumulated other comprehensive income (loss) at March 31, 2015 and December 31, 2014 are adjustments of $269,000 related to the non-credit related component of other-than-temporary impairment losses recorded.

10.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Income was computed based on the Company's actual results, which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At March 31, 2015, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $263,184,000 for federal income tax purposes expiring in varying amounts through the year 2028 with a significant portion expiring in 2020.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending March 31, 2015 and December 31, 2014 are $11,430,000 and $12,025,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Internal Revenue Service ("IRS") has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at March 31, 2015.

11.

Repurchase of Common Stock

As of March 31, 2015, 500,000 shares were still authorized to be repurchased under the Company’s Share Repurchase Program.  No shares were repurchased in 2014 and 2015.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of American Independence Corp. ("AMIC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, and our condensed consolidated financial statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our wholly owned full service direct writer of medical-stop insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”), our 92% owned consumer direct sales call center, IPA Direct, LLC (“IPAD”), our 90% owned consumer direct sales agency, IPA Family LLC (“IPA Family”), and our 51% owned lead generation agency, HealthInsurance.org (“HIO”).  Risk Solutions, Specialty Benefits, HIO, IPAD and IPA Family are collectively referred to as “our Agencies”.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned approximately 92% of AMIC's stock as of March 31, 2015.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  As of March 31, 2015, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health, New York State Disability Benefits Law ("DBL") and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American writes pet insurance, medical stop-loss, short-term medical, occupational accident, dental and other ancillary products.  Given its broad licensing, A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best"), and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its occupational accident product.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  We have been informed by A.M. Best that an A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors.  A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of March 31, 2015 was $60,970,000.

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

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Revenues	$43,557	$43,087
Expenses	42,322	41,863
Income before income tax	1,235	1,224
Provision for income taxes	464	342
Net income	771	882
Less: Net income attributable to the non-controlling interest	(49)	(240)
Net income attributable to American Independence Corp.	$722	$642

•

The book value of the Company increased to $11.48 per share at March 31, 2015 compared to $11.34 per share at December 31, 2014.

•

Net income per share increased to $.09 per share, diluted, or $0.7 million, for the three months ended March 31, 2015, compared to $.08 per share, diluted, or $0.6 million for the three months ended March 31, 2014.

•

At March 31, 2015, 99.5% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 3.0% and 2.8% for the three months ended March 31, 2015 and 2014, respectively.

•

Premiums earned increased 11% to $36.2 million for the three months ended March 31, 2015 compared to $32.5 million for the three months ended March 31, 2014, primarily due to higher premiums for pet insurance, assumed medical stop-loss, international medical, occupational accident, and direct small group stop-loss, offset by lower premiums for assumed group major medical, direct medical stop-loss, and direct individual health business due to the run-off of these lines.

•

For the three months ended March 31, 2015, our Agencies generated revenues of $6.6 million compared to $10.0 million for the three months ended March 31, 2014 due to lower revenues generated at HIO, IPA Family and Specialty Benefits, offset by higher revenues generated at Risk Solutions and IPAD.

•

Agency net loss increased $802,000 from income of $80,000 for the three months ended March 31, 2014 to a loss of $722,000 for the three months ended March 31, 2015 primarily due to the exit from major medical lines of business resulting in less fee income.  In addition, the fully insured agencies have increased expenses due to building marketing tools and system enhancements that will allow them to maximize the forecasted growth in the direct to consumer sales. These tools, which focus on transparent cross-selling capabilities and data warehousing can also be leveraged for producer assisted sales.

•

Underwriting experience as indicated by GAAP Combined Ratios, on our three lines of business for the three months ended March 31, 2015 and 2014, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended
	March 31,
	2015	2014

Premiums Earned	$17,010	$14,558
Insurance Benefits Claims and Reserves	12,908	10,279
Profit Commission Expense	370	320
Expenses	3,401	3,773

Loss Ratio(A)	75.9%	70.6%
Profit Commission Expense Ratio (B)	2.2%	2.2%
Expense Ratio (C)	20.0%	25.9%
Combined Ratio (D)	98.1%	98.7%

▪ Fully Insured Health	Three Months Ended
	March 31,
	2015	2014

Premiums Earned	$17,728	$16,505
Insurance Benefits Claims and Reserves	10,093	10,664
Profit Commission Expense	27	342
Expenses	6,479	4,810

Loss Ratio(A)	56.9%	64.6%
Profit Commission Expense Ratio (B)	0.2%	2.1%
Expense Ratio (C)	36.5%	29.1%
Combined Ratio (D)	93.6%	95.8%

▪ Group Disability	Three Months Ended
	March 31,
	2015	2014

Premiums Earned	$1,479	$1,421
Insurance Benefits Claims and Reserves	969	843
Expenses	416	421

Loss Ratio(A)	65.5%	59.3%
Expense Ratio (C)	28.1%	29.7%
Combined Ratio (D)	93.6%	89.0%

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

•

The Company recorded a decrease in the combined ratio in the medical stop-loss line of business for the three months ended March 31, 2015.  This is primarily due to a decrease in actuarial and administrative expenses relating to direct medical stop-loss business due to the run-off of this line, partially offset by reserve strengthening taken on our small group stop-loss business.

•

The Company recorded a decrease in the combined ratio in the fully insured health line of business for the three months ended March 31, 2015 primarily due to a decrease in loss ratio as the Company moves to specialty health lines and moves away from major medical, offset by an increase in the expense ratio due to a change in the mix of business to lines that have higher commission and expenses structures.

•

The Company experienced an increased loss ratio for group disability for the three months ended March 31, 2015 as a result of higher losses for the international line of LTD business.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  A summary of the Company's significant accounting policies and practices is provided in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2014.  Management has identified the accounting policies related to Policy Benefits and Claims, Premium and Fee income Revenue Recognition, Reinsurance, Income Taxes, Investments and Other Intangibles as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's condensed consolidated financial statements and this Management's Discussion and Analysis. A full discussion of these policies is included under Critical Accounting Policies in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations for the Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2015	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$17,010	-	285	12,908	3,771	-	$616
Fully Insured Health	17,728	-	251	10,093	6,506	-	1,380
Group Disability	1,479	-	33	969	416	-	127
Total Independence
American	36,217	-	569	23,970	10,693	-	2,123

Agencies	-	6,587	22	-	7,044	287	(722)
Corporate	-	-	21	-	328	-	(307)
Subtotal	$36,217	6,587	612	23,970	18,065	287	1,094

Net realized investment gains							141
Income before income taxes							1,235
Income taxes							(464)
Net income							771
Less: Net income attributable to the non-controlling interest							(49)
Net income attributable to American Independence Corp.							$722

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2014	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$14,558	-	302	10,279	4,093	-	$488
Fully Insured Health	16,505	-	169	10,664	5,153	-	858
Group Disability	1,421	-	21	843	421	-	177
Total Independence
American	32,484	-	491	21,786	9,666	-	1,523

Agencies	-	10,019	29	-	9,540	428	80
Corporate	-	-	16	-	443	-	(427)
Subtotal	$32,484	10,019	536	21,786	19,649	428	1,176

Net realized investment gains							48
Income before income taxes							1,224
Income taxes							(342)
Net income							882
Less: Net income attributable to the non-controlling interest							(240)
Net income attributable to American Independence Corp.							$642

Premiums Earned.  Premiums earned increased 11%, or $3,733,000 from 2014 to 2015. The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $2,452,000 due to an increase of $2,678,000 in small group stop-loss premiums written due to an increase in sales, and an increase of $2,512,000 in medical stop-loss assumed by Independence American, offset by a decrease of $3,009,000 in medical stop-loss premiums written by Independence American through an independent MGU that has been terminated.  Premiums relating to fully insured health (consisting of major medical, fixed indemnity limited benefit, short-term medical, dental, vision, hospital indemnity, occupational accident, pet insurance, international medical, and individual health) increased $1,223,000.  The increase is primarily due to an increase of $1,687,000 in pet premium written due to an increase in sales, an increase of $1,122,000 in occupational accident business written due to the transfer of business from another carrier, an increase in international medical premiums assumed of $1,047,000, an increase of $736,000 in hospital indemnity premiums written, an increase of $531,000 in occupational accident premiums assumed, and an increase of $177,000 in short-term medical premiums assumed, offset by a decrease in major medical premiums written and assumed of $3,745,000. Premiums relating to group disability increased $58,000 due to higher DBL premiums assumed. For the three months ended March 31, 2015, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, approximately 28% of IHC’s medical stop-loss business, and 10% of certain of IHC’s group major medical business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income decreased $3,434,000 from 2014 to 2015.  Risk Solutions fee income-administration increased $1,089,000 to $3,800,000 for 2015, compared to $2,711,000 for 2014. Risk Solutions fee income-profit commission increased $80,000 to $265,000 for 2015, compared to $185,000 for 2014.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2015 are based on business written during portions of 2012, 2013 and 2014. In 2015, agency income consisted of commission income and other fees of $358,000 and $500,000 from IPA Family and IPAD, respectively, and revenue of $322,000 and $1,297,000 from HIO and Specialty Benefits, respectively.  In 2014, agency income consisted of commission income and other fees of $795,000 and $109,000 from IPA Family and IPAD, respectively, and revenue of $4,470,000 and $1,706,000 from HIO and Specialty Benefits, respectively.  The decrease in revenue for the agencies is primarily due to decreased lead generation income at HIO due to changes brought about by the ACA, although such decrease in income is substantially offset by a decrease in expenses below.

Net Investment Income.  Net investment income increased $76,000 from 2014 to 2015 due to higher invested assets and a higher yield.  The consolidated investment yields were 3.0% and 2.8% for the three months ended March 31, 2015 and 2014, respectively.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $141,000 for the three months ended March 31, 2015, compared to a gain of $48,000 for the three months ended March 31, 2014.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $2,000 from 2014 to 2015.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 10%, or $2,184,000 from 2014 to 2015.  The increase is primarily due to an increase in small group stop-loss of $2,769,000 due to higher premiums, an increase in assumed medical stop-loss of $2,001,000 due to higher premiums assumed, an increase in direct occupational accident of $1,090,000 due to higher premiums and a higher loss ratio, an increase in pet of $947,000 due to higher premiums, an increase in assumed international health of $635,000 due to higher premiums assumed and a higher loss ratio, an increase of $219,000 in direct hospital indemnity premiums due to higher premiums, and an increase of $213,000 in assumed short-term medical due to higher premiums assumed and a higher loss ratio, offset by a decrease in direct and assumed major medical of $3,378,000 due to lower premiums, and a decrease in direct medical stop-loss of $2,344,000 due to lower premiums.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $1,584,000 from 2014 to 2015.  The decrease is due to lower expenses of $3,817,000 at HIO due to lower lead generation revenue, offset by higher commission expense of $980,000 at Independence American due to higher premiums and a change in the mix of business, higher expenses of $741,000 at Risk Solutions primarily due to higher salary expense relating to an increase in sales, and higher expenses of $513,000 at IPAD due to an increase in salary expenses and operating expenses due to an increase in sales.

Amortization and Depreciation.  Amortization and depreciation expense decreased $141,000 from 2014 to 2015.

Income Taxes.  The provision for income taxes increased $122,000 to $464,000, an effective rate of 39.1%, for the three months ended March 31, 2015, compared to $342,000, an effective rate of 34.8%, for the three months ended March 31, 2014.  Net income for the three months ended March 31, 2015 and 2014 includes a non-cash provision for federal income taxes of $446,000 and $331,000, respectively.  The state tax effective rate increased to 0.2% for the three months ended March 31, 2015, compared to (0.2)% for the three months ended March 31, 2014 due to the mix of business by company and their respective state tax rates.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (loss) attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $191,000 from 2014 to 2015.  The net income for the three months ended March 31, 2015 and 2014 relates to the 49% non-controlling interest in HIO, the 8% non-controlling interest in IPAD, and the 10% non-controlling interest in IPA Family.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $722,000, or $.09 per share, diluted, for the three months ended March 31, 2015, compared to $642,000, or $.08 per share, diluted, for the three months ended March 31, 2014.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the three months ended March 31, 2015, our Agencies paid $750,000 in dividends to Corporate.

Cash Flows

The Company had $3.5 million and $4.6 million of cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

For the three months ended March 31, 2015, operating activities provided the Company with $0.6 million of cash, whereas $1.7 million of cash was utilized by investing activities due higher net purchases of securities under resale and repurchase agreements offset by higher amounts due to securities brokers.  There were no financing activities for the period.

At March 31, 2015 and December 31, 2014, the Company had $23,839,000 and $18,881,000 of restricted cash at Risk Solutions.  These amounts are directly offset by corresponding liabilities for Premium and Claim Funds Payable.  The amount increased $4,958,000 due to the timing of paid claims during the year.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At March 31, 2015, the Company had $35,673,000 of policy benefits and claims that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's policy benefits and claims does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $2,263,000 to $81,400,000 during the three months ended March 31, 2015 from $79,137,000 at December 31, 2014, primarily due to higher net purchases of securities under resale and repurchase agreements and an increase in net unrealized gains on investments, offset by higher amounts due to securities brokers.

The Company had receivables from reinsurers of $5,494,000 at March 31, 2015.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at March 31, 2015.

The Company's policy benefits and claims by line of business are as follows (in thousands):

	Total Policy Benefits and Claims
	March 31,	December 31,
	2015	2014

Medical Stop-Loss	$18,102	$15,929
Fully Insured Health	15,470	15,742
Group Disability	2,101	1,945

	$35,673	$33,616

The increase in total policy benefits and claims of $2,057,000 is primarily attributable to an increase in premiums written for small group stop-loss, occupational accident, and assumed international medical business, offset by a decrease in direct stop-loss and major medical business.

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

The $1,140,000 increase in AMIC’s stockholders' equity in the first three months of 2015 is primarily due to net income of $722,000 and an increase in net unrealized gains on investments, net of taxes of $430,000.  The increase in net unrealized gains on investments is due to a decrease in interest rates, which increased the value of the Company’s bond portfolio.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized losses on available-for-sale securities totaled $511,000 at March 31, 2015.  Approximately 99.5% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At March 31, 2015, approximately 0.5% (or $390,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at March 31, 2015.

The Company reviews its investments regularly and monitors its investments continually for impairments.  There were no realized losses for other-than-temporary impairments recorded for the three months ended March 31, 2015 and 2014.  At March 31, 2015, the Company did not own securities in which the carrying value was less than 80% of their amortized cost.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2015.  In 2015, the Company recorded $425,000 of net unrealized gains on available-for-sale securities, pre-tax, in other comprehensive income (loss).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

The majority of Independence American’s revenue is from reinsurance premiums, although Independence American continues to increase the premiums written on its paper.  Independence American is focusing on sales of pet insurance, occupational accident, short-term medical, fixed indemnity limited benefit, dental, and small-group medical stop-loss.  Independence American has ceased writing major medical plans for individuals and families and has curtailed writing small group major medical.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its occupational accident and ancillary health products.  The majority of major medical plans for individuals and families was written through IPA Family.  IPA Family and IPAD have begun to write major medical through well-known national insurance companies while continuing to focus on Independence American’s and IHC’s ancillary products.

•

We continue to experience significant growth in reinsured medical stop-loss premiums as a result of growth in business directly written by IHC, and this trend is continuing in 2015.  This increase is attributable to a growing market for medical stop-loss as smaller employers identify the advantages of self-funding, the expansion of IHC as a direct writer, and the success of IHC’s captive solution program.  The direct stop-loss business year to date growth in gross written premium is expected to be 20% through April 2015 and 39% over the last twelve months.  We also began writing small group stop-loss on Independence American paper in 2014 and see continued growth in this market segment.

•

We continue to focus on direct-to-consumer distribution initiatives through www.healthedeals.com, IPAD, IPA Family and HIO as we believe this will be a growing means for selling health insurance and ancillary products in the coming years.

•

Our individual major medical premiums will continue to decline as a result of having exited this line of business.

•

We will further adapt to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands.

•

Our small group major medical reinsured premiums will continue to decrease.

•

We intend to continue to increase our sales of (and reinsurance from IHC’s sales of) short-term and fixed indemnity limited benefit and ancillary health products to offset the reduction in major medical premiums.  We will also increase our DBL reinsurance premiums due to higher sales at IHC, and health insurance for groups seeking coverage for expatriate employees.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2015 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2014 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the third quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in response to Item 1A. to Part 1 of Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of March 31, 2015, 500,000 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended March 31, 2015.

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

18	Preferability Letter of KPMG LLP dated August 8, 2014. Incorporated by reference to exhibit 18 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	May 8, 2015

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	May 8, 2015