Form 10-Q
period 2015-06-30
AMERICAN INDEPENDENCE CORP
filed 2015-08-07
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2015
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [ X ]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2015
Common stock, $0.01 par value	8,079,215 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2015	December 31,
ASSETS:	(Unaudited)	2014
Investments:
Securities purchased under agreements to resell	$8,227	$3,143
Trading securities	1,104	1,138
Fixed maturities available-for-sale, at fair value	75,511	73,608
Equity securities available-for-sale, at fair value	1,018	1,013

Total investments	85,860	78,902

Cash and cash equivalents	4,507	4,569
Restricted cash ($16,919 and $15,867, respectively, restricted by related parties)	19,975	18,881
Accrued investment income	531	652
Premiums receivable ($12,386 and $9,115, respectively, due from related parties)	16,907	13,257
Net deferred tax asset	8,966	12,025
Due from reinsurers ($3,192 and $2,869, respectively, due from related parties)	5,861	5,532
Goodwill	6,134	-
Intangible assets	14,845	9,915
Accrued fee income ($2,178 and $1,384, respectively, due from related parties)	4,276	4,469
Due from securities brokers	352	293
Other assets ($219 and $165, respectively, due from related parties)	14,151	17,286

TOTAL ASSETS	$182,365	$165,781

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims ($26,255 and $19,843, respectively, due to related parties)	$41,097	$33,616
Premium and claim funds payable ($16,919 and $15,867, respectively,
due to related parties)	19,975	18,881
Commission payable ($4,440 and $3,747, respectively, due to related parties)	5,705	4,672
Accounts payable, accruals and other liabilities ($2,221 and $1,784, respectively,
due to related parties)	14,095	11,283
Debt	3,326	-
State income taxes payable	619	597
Due to securities brokers	220	58
Due to reinsurers ($16 and $597, respectively, due to related parties)	754	2,334

Total liabilities	85,791	71,441

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares
issued, respectively; 8,079,215 shares outstanding, respectively	92	92
Additional paid-in capital	80,106	79,746
Accumulated other comprehensive loss	(133)	(154)
Treasury stock, at cost, 1,102,578 shares, respectively	(10,243)	(10,243)
Retained earnings	23,700	22,139
Total American Independence Corp. stockholders’ equity	93,522	91,580
Non-controlling interest in subsidiaries	3,052	2,760
Total equity	96,574	94,340
TOTAL LIABILITIES AND EQUITY	$182,365	$165,781

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
REVENUES:
Premiums earned ($20,726, $16,173, $40,509 and
$33,819, respectively, from related parties)	$37,232	$33,644	$73,449	$66,128
Fee and agency income ($4,928, $3,291, $11,360
and $7,503, respectively, from related parties)	7,080	5,561	13,622	15,537
Net investment income	498	565	1,110	1,101
Net realized investment gains	211	235	352	283
Other income	589	15	634	58
	45,610	40,020	89,167	83,107

EXPENSES
Insurance benefits, claims and reserves ($12,817, $12,298,
$25,494 and $23,663, respectively, from related parties)	25,296	20,997	49,266	42,783
Selling, general and administrative expenses ($5,888, $5,195,
$11,693 and $10,556, respectively, from related parties)	18,461	17,839	36,526	37,488
Amortization and depreciation	392	434	679	862
	44,149	39,270	86,471	81,133

Income before income tax	1,461	750	2,696	1,974
Provision for income taxes	523	307	987	649

Net income	938	443	1,709	1,325
Less: Net (income) loss attributable to the non-controlling interest	(51)	14	(100)	(226)

Net income attributable to American Independence Corp.	$887	$457	$1,609	$1,099

Basic income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.11	$.06	$.20	$.14

Weighted-average shares outstanding	8,079	8,076	8,079	8,075

Diluted income per common share:
Net income attributable to
American Independence Corp. common stockholders	$.11	$.06	$.20	$.14

Weighted-average diluted shares outstanding	8,094	8,101	8,093	8,100

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Net Income	$938	$443	1,709	1,325
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax
expense (benefit) of $(137), $0, $55 and $0, respectively	(255)	963	257	2,324
Less: reclassification adjustment for gains included in net income, net of
tax of $84, $0, $127 and $0, respectively	(155)	(138)	(236)	(192)
Other comprehensive income (loss)	(410)	825	21	2,132
Comprehensive income (loss)	528	1,268	1,730	3,457
Less: comprehensive (income) loss attributable to non-controlling interests	(51)	14	(100)	(226)
Comprehensive income (loss) attributable to American Independence Corp.	$477	$1,282	1,630	3,231

_______________________________________________________________________________________________

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2014	$92	$79,746	$(154)	$(10,243)	$22,139	$91,580	$2,760	$94,340

Net income					1,609	1,609	100	1,709
Other comprehensive income, net of tax			21			21		21
Acquisition of IPA Family, LLC
non-controlling interests		338				338	(464)	(126)
Acquisition of Global Accident
Facilities, LLC (“GAF”)							608	608
Share-based compensation expense		22				22		22
Other					(48)	(48)	48	-

BALANCE AT JUNE 30, 2015	$92	$80,106	$(133)	$(10,243)	$23,700	$93,522	$3,052	$96,574

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,709	$1,325
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(352)	(283)
Amortization and depreciation	679	862
Equity income	(127)	(54)
Net gain on step acquisition of GAF and settlement of pre-existing
relationships (see Note 2)	(503)	-
Deferred tax expense	962	644
Non-cash stock compensation expense	22	27
Amortization of bond premiums and discounts	301	254
Change in operating assets and liabilities:
Change in trading securities	23	(437)
Change in policy benefits and claims	7,481	(2,249)
Change in net amounts due from and to reinsurers	(1,909)	772
Change in accrued fee income	193	(606)
Change in claims fund	8	(115)
Change in commissions payable	1,033	183
Change in premiums receivable	(3,650)	1,059
Change in income taxes	65	(8)
Distribution from interest in partnerships	173	-
Change in other assets and other liabilities	180	587

Net cash provided by operating activities	6,288	1,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales of securities under resale and repurchase agreements	(5,084)	(1,336)
Sales of and principal repayments on fixed maturities	39,226	27,634
Maturities and other repayments of fixed maturities	2,207	2,362
Purchases of fixed maturities	(43,330)	(31,630)
Sales of equity securities	-	1
Change in loans receivable	276	(72)
Cash acquired in acquisition of GAF, net of cash paid	511	-
Other investing activities	(30)	1,450

Net cash used by investing activities	(6,224)	(1,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	33
IPA acquisition of non-controlling interest	(126)	-
Dividends paid to non-controlling interests	-	(472)

Net cash used by financing activities	(126)	(439)

Decrease in cash and cash equivalents	(62)	(69)
Cash and cash equivalents, beginning of period	4,569	4,424
Cash and cash equivalents, end of period	$4,507	$4,355

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$10	$5

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), a lead generation agency; e) our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”); f) our 80% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for agencies that primarily produces occupational accident and injury on duty business; g) our wholly owned career sales agency, IPA Family, LLC (“IPA Family”); and h) our 92% ownership in IPA Direct, LLC (“IPAD”), a consumer direct sales call center.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".  Risk Solutions, Specialty Benefits, HIO, GAF, IPAD and IPA Family are collectively referred to as “our Agencies”.

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

(B)

Consolidation

(i)

IPA Family

During the second quarter of 2015, AMIC purchased all remaining ownership shares of IPA Family from non-controlling interests for cash consideration of approximately $126,000, thereby increasing its ownership interest in IPA Family to 100% as of June 30, 2015.  At December 31, 2014, the Company owned 90% of IPA Family.  As a result of this transaction, the Company recorded a $338,000 credit to additional paid-in capital representing the difference between the fair value of the consideration paid and the carrying value of the non-controlling interests, which was $464,000 at the time of the transaction.

Effects of Ownership Changes in Subsidiaries

The following table summarizes the effects of changes in the Company’s ownership interests in its subsidiaries on AMIC’s equity for the six months ended June 30, 2015 (in thousands):

Changes in AMIC’s paid-in capital:
Purchase of IPA Family ownership interest	$338

Net transfers from non-controlling interests	$(338)

(ii)

GAF

During the second quarter of 2015, the Company increased its ownership in GAF to 80%.  See Note 2 for information regarding the acquisition of GAF.

(C)

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements.

AMIC acquired a controlling interest in GAF on April 30, 2015.  Prior to obtaining control, AMIC recorded its investment in GAF using the equity method.  AMIC recorded changes in its investment in GAF in the “Other income” line in the Condensed Consolidated Statements of Income.  Upon achieving control, on April 30, 2015, GAF’s income and expense amounts became consolidated with AMIC’s results.  The Condensed Consolidated Balance Sheet at June 30, 2015 includes the consolidated balance sheet of GAF.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The Condensed Consolidated Statements of Income for the six months ended June 30, 2015 is not necessarily indicative of the results to be anticipated for the entire year.

(D)

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2015, the FASB issued guidance requiring additional disclosures for short-duration contracts regarding the liability for unpaid claims and claim adjustment expenses. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

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

(E)

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

2.

Global Accident Facilities, LLC

On April 30, 2015 (the "Acquisition Date"), through a settlement with a former owner, AMIC increased its ownership in Global Accident Facilities, LLC (“GAF) from 40% to 80%, in order to obtain control of the business it produces for Independence American.  GAF and its subsidiaries are principally engaged in the marketing, underwriting and administration of specialty risk insurance, referred to as Occupational Accident and Injury on Duty for Independence American, which are offered exclusively in Texas and Massachusetts, respectively. The consideration transferred in exchange for the additional 40% ownership interest consisted of: (i) $325,000 in cash; and (ii) non-monetary consideration, primarily consisting of the settlement of a pre-existing relationship with the former owner, with a fair value of $1,195,000 at the Acquisition Date.  The fair value of the settlement of the pre-exiting relationship was based on projected future underwriting results discounted for collectability.  The acquisition resulted in AMIC’s obtaining control of GAF.  Immediately preceding the transaction, AMIC’s carrying value of its investment in GAF was $1,908,000.

As a result of AMIC obtaining control, the Company has included GAF’s consolidated assets and liabilities and results of operations, subsequent to the Acquisition Date, in its consolidated financial results as of and for the periods ended June 30, 2015.  Accordingly, the individual line items on the unaudited Condensed Consolidated Statements of Income for 2015 reflect approximately two months of the operations of GAF with no corresponding amounts for 2014.

On the Acquisition Date, the Company recognized a net pre-tax gain of $503,000 as follows: (i) a loss of $692,000 was recognized by AMIC as a result of re-measuring its equity interest in GAF to its fair value of $1,216,000 immediately before the acquisition; and (ii) a gain of $1,195,000 was recognized by AMIC as a result of settling the pre-existing relationship with the former owner.  The net pre-tax gain of $503,000 is included in the “Other income” line in the Condensed Consolidated Statements of Income.

Upon the acquisition of a controlling interest, the Company consolidated the net assets of GAF.  Accordingly, the Company determined the fair value of the identifiable assets acquired and liabilities assumed from GAF on the Acquisition Date. The following table presents the identifiable assets acquired and liabilities assumed in the acquisition of GAF on the Acquisition Date based on their respective fair values (in thousands):

Cash	$836
Intangible assets	5,500
Other assets	1,249

Total identifiable assets	7,585

Other liabilities	4,849
Deferred tax liability	2,200
Debt	3,326

Total liabilities	10,375

Net identifiable liabilities assumed	$2,790

Included in other liabilities assumed is a $1,000,000 contingent liability recorded in connection with an earn-out agreement with a former owner of a subsidiary of GAF.  In accordance with this agreement, payments are required in 2016 and 2019 based on certain earnings targets.  The fair value of the contingent liability is estimated based on projected income.  The significant inputs are not observable and thus represent a fair value measurement categorized within Level 3 of the fair value hierarchy.

In connection with the acquisition, the Company recorded $6,134,000 of goodwill and $5,500,000 of intangible assets (see Note 7).  Goodwill reflects the synergies between GAF and Independence American as GAF is the primary writer of Occupational Accident and Injury on Duty business for Independence American.  Goodwill was calculated as the excess of the sum of: (i) the acquisition date fair value of total consideration transferred of $1,520,000; (ii) the acquisition date fair value of the equity interest in

GAF immediately preceding the acquisition of $1,216,000; and (iii) the fair value of the non-controlling interest in GAF of $608,000 on the acquisition date; over (iv) the net liabilities of $2,790,000 that were assumed.  The enterprise value of GAF was determined by an independent appraisal using a discounted cash flow model based upon the projected future earnings of GAF including a control premium.  The fair value of the non-controlling interest was determined based upon their percentage of the GAF enterprise value discounted for a lack of control.  The fair value of the acquired identifiable intangible assets and deferred taxes are provisional pending receipt of the final valuations for those assets and liabilities.  The Company expects to finalize the preliminary estimates of the fair value of the intangible assets and deferred taxes by the end of this year.

For the period from the Acquisition Date to June 30, 2015, the Company’s Condensed Consolidated Statement of Income includes revenues and net income of $1,741,000 and $300,000, respectively, from GAF.

3.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  Included in the diluted earnings per share calculation for three months and six months ended June 30, 2015 are approximately 15,000 and 14,000 shares, respectively, from the assumed exercise of options using the treasury stock method.  Included in the diluted earnings per share calculation for three months and six months ended June 30, 2014 are approximately 25,000 and 25,000 shares, respectively, from the assumed exercise of options using the treasury stock method.   Net income does not change as a result of the assumed dilution of options.

4.

Fee and Agency Income

The Company records fee income as corresponding policy premiums are earned.  Risk Solutions is compensated in two ways.  Risk Solutions earns fee income based on the volume of business produced for marketing, underwriting and administrative services that they provide for their carriers (“fee income–administration”), and earns profit-sharing commissions if such business exceeds certain profitability benchmarks (“fee income–profit commissions”). Profit-sharing commissions are accounted for beginning in the period in which the Company believes they are reasonably estimable, which is typically at the point that claims have developed to a level where recent claim development history (“Claim Development Patterns”) can be applied to generate reasonably reliable estimates of ultimate claim levels. Profit-sharing commissions are a function of Risk Solutions attaining certain profitability thresholds and could vary greatly from quarter to quarter.  Agency income consists of commissions, fees and lead revenue earned by our Agencies.  Agency income of $1,139,000 for the three months and six months ended June 30, 2015 from GAF is included in the table below with no comparable 2014 amounts.

Fee and Agency income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Agency income	$3,639	$2,543	$6,116	$9,623
Fee income–administration	3,768	2,831	7,568	5,542
Fee income– profit commissions (recovery)	(327)	187	(62)	372

	$7,080	$5,561	$13,622	$15,537

5.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	JUNE 30, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$29,084	$48	$(482)	$28,650
Foreign government	605	7	-	612
Collateralized mortgage obligations (CMO) – residential	232	4	-	236
CMO – commercial	390	103	-	493
States, municipalities and political subdivisions	36,354	94	(255)	36,193
U.S. Government	7,675	98	-	7,773
Government sponsored enterprise (GSE)	1,101	18	(1)	1,118
Agency mortgage backed pass through securities (MBS)	50	2	-	52
Redeemable preferred stocks	273	111	-	384
Total fixed maturities	$75,764	$485	$(738)	$75,511

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	970	48	-	1,018
Total available-for-sale equity securities	$970	$48	$-	$1,018

	DECEMBER 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$29,905	$90	$(438)	$29,557
Foreign government	6,616	34	(101)	6,549
CMO – residential	851	4	(2)	853
CMO – commercial	390	-	(9)	381
States, municipalities and political subdivisions	27,631	260	(212)	27,679
U.S. Government	6,674	49	-	6,723
GSE	1,400	23	(7)	1,416
MBS	65	4	-	69
Redeemable preferred stocks	273	108	-	381
Total fixed maturities	$73,805	$572	$(769)	$73,608

EQUITY SECURITIES
AVAILABLE-FOR-SALE

Nonredeemable preferred stocks	970	43	-	1,013
Total available-for-sale equity securities	$970	$43	$-	$1,013

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government, or its various insurance and lease programs that carry the full faith and credit obligation of the US Government.

The amortized cost and fair value of fixed maturities at June 30, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE
	(In thousands)

Due in one year or less	$894	$894
Due after one year through five years	24,653	24,667
Due after five years through ten years	18,402	18,218
Due after ten years	31,050	30,856
CMOs and MBSs	765	876

	$75,764	$75,511

The following tables summarize, for all securities in an unrealized loss position at June 30, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	June 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$9,268	$175	$11,536	$307	$20,804	$482
States, municipalities and political subdivisions	18,437	119	5,139	136	23,576	255
GSE	-	-	65	1	65	1
Total temporarily impaired securities	$27,705	$294	$16,740	$444	$44,445	$738

Number of securities in an unrealized loss position	21		15		36

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$6,101	$83	$14,087	$355	$20,188	$438
Foreign government	4,550	40	1,355	61	5,905	101
CMO – residential	-	-	566	2	566	2
CMO – commercial	-	-	381	9	381	9
States, municipalities and political subdivisions	3,691	61	6,448	151	10,139	212
GSE	-	-	351	7	351	7
Total temporarily impaired securities	$14,342	$184	$23,188	$585	$37,530	$769

Number of securities in an unrealized loss position	11		22		33

Substantially all of the unrealized losses on fixed maturities at June 30, 2015 and December 31, 2014 were attributable to changes in market interest rates.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

The following table summarizes the Company’s net investment income for three months and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Fixed maturities	$474	$551	$1,015	$1,110
Equity securities	20	24	51	54
Short-term investments	1	1	2	1
Other	3	(11)	42	(64)

Net investment income	$498	$565	$1,110	$1,101

Net realized investment gains for the three months and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Available-for-sale securities:
Fixed maturities	$239	$138	$363	$192
Preferred stock	-	-	-	-
Total available-for-sale securities	239	138	363	192

Trading securities	13	2	14	(12)
Change in unrealized gain on trading securities	(41)	95	(25)	103

Net realized investment gains	$211	$235	$352	$283

For the six months ended June 30, 2015 and 2014, proceeds from sales of available-for-sale securities were $39,226,000 and $27,634,000, respectively. For the three months and six months ended June 30, 2015, the Company recorded realized gross gains of $294,000 and $451,000, respectively, and gross losses of $54,000 and $88,000, respectively, on available-for-sale securities.  For the three months and six months ended June 30, 2014, the Company recorded realized gross gains of $198,000 and $305,000, respectively, and gross losses of $60,000 and $112,000, respectively, on available-for-sale securities.

We recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss).  For the six months ended June 30, 2015 and 2014, there were no other-than-temporary impairments recognized in earnings.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) were $288,000 as of June 30, 2015 and December 31, 2014.

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

Trading securities

Trading securities included in Level 1 are equity securities with quoted market prices.

The following tables present our financial assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$28,650	$-	$28,650
Foreign government	-	612	-	612
CMO – residential	-	236	-	236
CMO – commercial	-	-	493	493
States, municipalities and political
subdivisions	-	36,193	-	36,193
U.S. government	-	7,773	-	7,773
GSE	-	1,118	-	1,118
MBS – residential	-	52	-	52
Redeemable preferred stocks	384	-	-	384
Total fixed maturities	384	74,634	493	75,511

Equity securities available-for-sale:
Nonredeemable preferred stocks	1,018	-	-	1,018
Total equity securities	1,018	-	-	1,018

Trading securities:
Common Stock	1,104	-	-	1,104
Total trading securities	1,104	-	-	1,104

Total financial assets	$2,506	$74,634	$493	$77,633

	December 31, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$29,557	$-	$29,557
Foreign government	-	6,549	-	6,549
CMO – residential	-	853	-	853
CMO – commercial	-	-	381	381
States, municipalities and political
subdivisions	-	27,679	-	27,679
U.S. government	-	6,723	-	6,723
GSE	-	1,416	-	1,416
MBS – residential	-	69	-	69
Redeemable preferred stocks	381	-	-	381
Total fixed maturities	381	72,846	381	73,608

Equity securities available-for-sale:
Nonredeemable preferred stocks	1,013	-	-	1,013
Total equity securities	1,013	-	-	1,013

Trading securities:
Common Stock	1,138	-	-	1,138
Total trading securities	1,138	-	-	1,138

Total financial assets	$2,532	$72,846	$381	$75,759

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	June 30, 2015		December 31, 2014
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL LIABILITIES:
Debt	$3,326	$3,326	$-	$-

The following methods and assumptions were used to estimate the fair value of the financial instruments that are not carried at fair value in the Consolidated Financial Statements:

Debt

The fair value of debt with fixed interest rates approximates its carrying amount and is included in Level 2 of the fair value hierarchy.

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the six months ending June 30, 2015, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category during the six months ended June 30, 2015 or 2014.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during the six months ended June 30, 2015 or 2014.  The changes in the carrying value of Level 3 assets and liabilities for the three months and six months ended June 30, 2015 and 2014 are summarized as follows (in thousands):

Three Months Ended
June 30, 2015
CMOs - Commercial

Balance, beginning of period	$406

Net unrealized gain included in accumulated other comprehensive income (loss)	87

Balance, end of period	$493

Three Months Ended
June 30, 2014
CMOs - Commercial

Balance, beginning of period	$348

Net unrealized gain included in accumulated other comprehensive income (loss)	14

Balance, end of period	$362

Six Months Ended
June 30, 2015
CMOs - Commercial

Balance, beginning of period	$381

Net unrealized gain included in accumulated other comprehensive income (loss)	112

Balance, end of period	$493

Six Months Ended
June 30, 2014
CMOs - Commercial

Balance, beginning of period	$237

Net unrealized gain included in accumulated other comprehensive income (loss)	125

Balance, end of period	$362

7.

Goodwill and Other Intangible Assets

The carrying amount of goodwill was $6,134,000 and $0 at June 30, 2015 and December 31, 2014, respectively.

In connection with the acquisition of a controlling interest in GAF discussed in Note 2, the Company recorded $6,134,000 of goodwill and $5,500,000 of intangible assets at June 30, 2015.  None of the goodwill is deductible for income tax purposes.

Of the intangible assets of $5,500,000 recorded, $1,000,000 represents the fair value of trademarks, which is being amortized over a period of 8 years, and $4,500,000 represents the fair value of customer relationships being amortized over a period of 9 years.

The change in the carrying amount of other intangible assets for the three months and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Balance, beginning of period	$9,689	$11,019	$9,915	$11,408
Additions	5,500	-	5,500	-
Amortization expense	(344)	(389)	(570)	(778)

Balance, end of period	$14,845	$10,630	$14,845	$10,630

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $209,000 and $229,000 for the three months ended June 30, 2015 and 2014, respectively, and $381,000 and $478,000 for the six months ended June 30, 2015 and 2014, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Income.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

9.

Share-Based Compensation

Total share-based compensation expense was $11,000 and $16,000 for the three months ended June 30, 2015 and 2014, respectively, and $22,000 and $27,000 for the six months ended June 30, 2015 and 2014, respectively.  Related tax benefits of $4,000 and $5,000 were recognized for the three months ended June 30, 2015 and 2014, respectively, and $8,000 and $10,000 for the six months ended June 30, 2015 and 2014, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2015:

	Outstanding	Exercisable

Number of options	113,116	99,782
Weighted average exercise price per share	$8.88	$8.79
Aggregate intrinsic value of options	$201,000	$188,000
Weighted average contractual term remaining	4.10 years	3.50 years

The Company’s stock option activity for the six months ended June 30, 2015 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2014	166,616	$10.50

Expired	(53,500)	13.92

Balance, June 30, 2015	113,116	$8.88

Compensation expense of $11,000 and $16,000 was recognized for the three months ended June 30, 2015 and 2014, respectively, and $22,000 and $27,000 for the six months ended June 30, 2015 and 2014, respectively, for the portion of the fair value of stock options vesting during that period.

As of June 30, 2015, there was approximately $62,000 of total unrecognized compensation expense related to non-vested options that will be recognized over the remaining requisite service periods.

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

Included in accumulated other comprehensive income (loss) at June 30, 2015 and December 31, 2014 are adjustments of $269,000 related to the non-credit related component of other-than-temporary impairment losses recorded.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Income was computed based on the Company's actual results, which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  At June 30, 2015, the Company had consolidated net operating loss (“NOL”) carryforwards of approximately $262,189,000 for federal income tax purposes expiring in varying amounts through the year 2028 with a significant portion expiring in 2020.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending June 30, 2015 and December 31, 2014 are $8,966,000 and $12,025,000, respectively.  In connection with the acquisition of a controlling interest in GAF discussed in Note 2, the Company assumed $2,200,000 of deferred tax liabilities.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Internal Revenue Service ("IRS") has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at June 30, 2015.

12.

Debt

In connection with the acquisition of a controlling interest in GAF discussed in Note 2, the Company assumed $3,326,000 of GAF’s debt.  This debt is comprised of: (i) various term loans with former owners of a subsidiary of GAF, aggregating $3,026,000, with various maturities through January 2, 2019 and bearing a fixed interest rate of 2.5%; and (ii) a $300,000 line of credit with a commercial bank bearing interest at 4%.

Cash payments for interest on debt was $7,000 for the two months following the acquisition date of April 30, 2015 through June 30, 2015.

13.

Repurchase of Common Stock

As of June 30, 2015, 500,000 shares were still authorized to be repurchased under the Company’s Share Repurchase Program.  No shares were repurchased in 2014 and 2015.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of American Independence Corp. ("AMIC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, and our unaudited condensed consolidated financial statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our wholly owned full service direct writer of medical-stop insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”), our wholly owned consumer direct sales agency, IPA Family LLC (“IPA Family”), our 92% owned consumer direct sales call center, IPA Direct, LLC (“IPAD”), our 80% owned agency, Global Accident Facilities, LLC (“GAF”), and our 51% owned lead generation agency, HealthInsurance.org (“HIO”).  Risk Solutions, Specialty Benefits, HIO, GAF, IPAD and IPA Family are collectively referred to as “our Agencies”.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned approximately 92% of AMIC's stock as of June 30, 2015.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  As of June 30, 2015, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health, New York State Disability Benefits Law ("DBL") and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American writes pet insurance, medical stop-loss, short-term medical, occupational accident, dental and other ancillary products.  Given its broad licensing, A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best"), and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its occupational accident product.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  We have been informed by A.M. Best that an A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors.  A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of June 30, 2015 was $61,934,000.

Agencies

Risk Solutions has offices near Hartford, CT, Philadelphia, PA, Chicago, IL, and Ft. Wayne, IN and markets and underwrites employer medical stop-loss for Standard Security Life Insurance Company of New York ("Standard Security Life"), Madison National Life Insurance Company, Inc. ("Madison National Life"), Independence American, and one other carrier.  The Company has a 51% interest in HIO, which is headquartered in Minneapolis, MN.  HIO is a lead generation agency through its well-established internet domain address: www.healthinsurance.org.  The Company owns Specialty Benefits, which is also headquartered in Minneapolis, MN.  Specialty Benefits is a sales and marketing company.  AspiraAMas.com and Healthedeals.com are divisions of Specialty Benefits.  The Company owns IPA Family, which is headquartered in Tampa, FL.  IPA Family is a consumer direct sales agency.  The Company has a 92% interest in IPAD, which is headquartered in Lake Mary, FL.  IPAD is a consumer direct sales call center.  The Company has an 80% ownership in GAF, a holding company for agencies that primarily produce occupational accident and injury on duty business.  GAF has offices in Marshfield, MA and Dallas, TX.

The following is a summary of key performance information and events:

The results of operations for the three months and six months ended June 30, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$45,610	$40,020	$89,167	$83,107
Expenses	44,149	39,270	86,471	81,133
Income before income tax	1,461	750	2,696	1,974
Provision for income taxes	523	307	987	649
Net income	938	443	1,709	1,325
Less: Net (income) loss attributable to the non-controlling interest	(51)	14	(100)	(226)
Net income attributable to American Independence Corp.	$887	$457	$1,609	$1,099

•

The book value of the Company increased to $11.58 per share at June 30, 2015 compared to $11.34 per share at December 31, 2014.

•

Net income per share increased to $.11 per share, diluted, or $0.9 million, for the three months ended June 30, 2015, compared to $.06 per share, diluted, or $0.5 million for the three months ended June 30, 2014.  Net income per share increased to $.20 per share, diluted, or $1.6 million, for the six months ended June 30, 2015, compared to $.14 per share, diluted, or $1.1 million for the six months ended June 30, 2014.

•

At June 30, 2015, 99.5% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 2.9% and 2.8% for the six months ended June 30, 2015 and 2014, respectively.

•

Premiums earned increased 11% to $73.4 million for the six months ended June 30, 2015 compared to $66.1 million for the six months ended June 30, 2014, primarily due to higher premiums for pet insurance, assumed medical stop-loss, international medical, occupational accident, and direct small group stop-loss, offset by lower premiums for assumed group major medical, direct medical stop-loss, and direct individual health business due to the run-off of these lines.

•

For the six months ended June 30, 2015, our Agencies generated revenues of $14.3 million compared to $15.6 million for the six months ended June 30, 2014.  Excluding income related to GAF, totaling $1.6 million, total revenues decreased $2.9 million due to lower revenues generated at HIO, IPA Family and Specialty Benefits, offset by higher revenues generated at Risk Solutions and IPAD.

•

Agency net loss increased $0.8 million from a loss of $0.9 million for the six months ended June 30, 2014 to a loss of $1.7 million for the six months ended June 30, 2015 primarily due to the exit from major medical lines of business resulting in less fee income.  In addition, the fully insured agencies have increased expenses due to building marketing tools and system enhancements that will allow them to maximize the forecasted growth in the direct to consumer sales.  These tools, which focus on transparent cross-selling capabilities and data warehousing can also be leveraged for producer assisted sales.

•

Underwriting experience as indicated by GAAP Combined Ratios, on our three lines of business for the three months and six months ended June 30, 2015 and 2014, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Premiums Earned	$17,948	$13,538	$34,958	$28,096
Insurance Benefits Claims and Reserves	13,442	8,021	26,350	18,300
Profit Commission Expense (Recovery)	(355)	1,422	15	1,743
Expenses	3,942	3,388	7,343	7,160

Loss Ratio(A)	74.9%	59.2%	75.4%	65.1%
Profit Commission Expense Ratio (B)	-2.0%	10.5%	0.0%	6.2%
Expense Ratio (C)	22.0%	25.0%	21.0%	25.5%
Combined Ratio (D)	94.9%	94.7%	96.4%	96.8%

▪ Fully Insured Health	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Premiums Earned	$17,903	$18,616	$35,631	$35,121
Insurance Benefits Claims and Reserves	10,982	12,093	21,075	22,757
Profit Commission Expense (Recovery)	(30)	145	(3)	487
Expenses	5,808	5,783	12,286	10,593

Loss Ratio(A)	61.3%	65.0%	59.1%	64.8%
Profit Commission Expense Ratio (B)	-0.2%	0.8%	0.0%	1.4%
Expense Ratio (C)	32.4%	31.1%	34.5%	30.2%
Combined Ratio (D)	93.5%	96.9%	93.6%	96.4%

▪ Group Disability	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Premiums Earned	$1,381	$1,490	$2,860	$2,911
Insurance Benefits Claims and Reserves	872	883	1,841	1,726
Expenses	445	453	861	874

Loss Ratio(A)	63.1%	59.3%	64.4%	59.3%
Expense Ratio (C)	32.2%	30.4%	30.1%	30.0%
Combined Ratio (D)	95.3%	89.7%	94.5%	89.3%

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

•

The Company recorded similar combined ratios in the medical stop-loss line of business for the three months and six months ended June 30, 2015, although there was an increase in loss ratio which was offset by a reduction in expenses and profit commission expense ratio associated with the mix of business.  The 2014 loss ratio was favorably impacted by a block of business that has been terminated.

•

The Company recorded a decrease in the loss ratio in the fully insured health line of business for the three months and six months ended June 30, 2015 primarily due to a decrease in loss ratio as the Company moves to specialty health lines and moves away from major medical, offset by an increase in the expense ratio due to a change in the mix of business to lines that have higher commission and expenses structures.

•

The Company experienced an increased loss ratio for group disability for the three months and six months ended June 30, 2015 as a result of higher losses for the international line of LTD business.

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

Results of Operations for the Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2015	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$17,948	-	238	13,442	3,587	-	$1,157
Fully Insured Health	17,903	-	175	10,982	5,778	-	1,318
Group Disability	1,381	-	23	872	445	-	87
Total Independence
American	37,232	-	436	25,296	9,810	-	2,562

Agencies	-	7,669	37	-	8,256	392	(942)
Corporate	-	-	25	-	395	-	(370)
Subtotal	$37,232	7,669	498	25,296	18,461	392	1,250

Net realized investment gains							211
Income before income taxes							1,461
Income taxes							(523)
Net income							938
Less: Net income attributable to the non-controlling interest							(51)
Net income attributable to American Independence Corp.							$887

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2014	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$13,538	-	307	8,021	4,810	-	$1,014
Fully Insured Health	18,616	-	186	12,093	5,928	-	781
Group Disability	1,490	-	24	883	453	-	178
Total Independence
American	33,644	-	517	20,997	11,191	-	1,973

Agencies	-	5,576	34	-	6,204	434	(1,028)
Corporate	-	-	14	-	444	-	(430)
Subtotal	$33,644	5,576	565	20,997	17,839	434	515

Net realized investment gains							235
Income before income taxes							750
Income taxes							(307)
Net income							443
Less: Net loss attributable to the non-controlling interest							14
Net income attributable to American Independence Corp.							$457

Acquisition of GAF

On April 30, 2015 (the "Acquisition Date"), through a settlement with a former owner, AMIC increased its ownership in Global Accident Facilities, LLC (“GAF) from 40% to 80%.  GAF and its subsidiaries are principally engaged in the marketing, underwriting and administration of specialty risk insurance, referred to as Occupational Accident and Injury on Duty for Independence American, which are offered exclusively in Texas and Massachusetts, respectively. Cash of $325,000 and various other non-monetary consideration, with a fair value of $1,195,000, was transferred in exchange for the additional 40% ownership interest.  The acquisition resulted in AMIC’s obtaining control of GAF.  Immediately preceding the transaction, AMIC’s carrying value of its investment in GAF was $1,908,000.

On the Acquisition Date, the Company recognized a net pre-tax gain of $503,000 as follows: (i) a loss of $692,000 was recognized by AMIC as a result of re-measuring its equity interest in GAF to its fair value of $1,216,000 immediately before the acquisition; and (ii) a gain of $1,195,000 was recognized by AMIC as a result of recording the nonmonetary portion of the consideration transferred at its fair value.  The net pre-tax gain of $503,000 is included in the “Other income” line in the Condensed Consolidated Statements of Income.

Prior to obtaining control, AMIC recorded its investment in GAF using the equity method.  AMIC recorded changes in its investment in GAF in the “Other income” line in the Condensed Consolidated Statements of Income.  Upon achieving control on April 30, 2015, GAF’s income and expense amounts became consolidated with AMIC’s results.  Accordingly, the individual line items on the Condensed Consolidated Statements of Income for 2015 reflect approximately two months of the operations of GAF with no corresponding amounts for 2014.

Premiums Earned.  Premiums earned increased 11%, or $3,588,000 from 2014 to 2015. The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $4,410,000 due to an increase of $4,136,000 in medical stop-loss assumed by Independence American due to an increase in volume produced by Risk Solutions, and an increase of $2,597,000 in small group stop-loss premiums written due to an increase in sales, offset by a decrease of $2,323,000 in medical stop-loss premiums written by Independence American through an independent MGU that has been terminated.  Premiums relating to fully insured health (consisting of major medical, short-term medical, dental, vision, gap, occupational accident, pet insurance, and international medical) decreased $713,000.  The decrease is primarily due to a decrease in major medical premiums written and assumed of $3,311,000, offset by an increase of $1,116,000 in pet premium written due to an increase in sales, and an increase of $1,228,000 in occupational accident business written due to the transfer of business from another carrier.  Premiums relating to group disability decreased $109,000 primarily due to lower international LTD premiums assumed. For the three months ended June 30, 2015, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, approximately 31% of IHC’s medical stop-loss business, and 10% of certain of IHC’s group major medical business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income increased $1,519,000 from 2014 to 2015.  Excluding income related to GAF, totaling $1,139,000, total fee and agency income increased $380,000.  Risk Solutions fee income-administration increased $937,000 to $3,768,000 for 2015, compared to $2,831,000 for 2014 primarily due to an increase in volume of premiums produced. Risk Solutions fee income-profit commission decreased $514,000 to ($327,000) for 2015, compared to $187,000 for 2014 due to an increase in loss ratios.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2015 are based on business written during portions of 2012, 2013 and 2014. In 2015, agency income consisted of commission income and other fees of $481,000, $536,000 and $1,139,000 from IPA Family, IPAD and GAF, respectively, and revenue of $188,000 and $1,295,000 from HIO and Specialty Benefits, respectively.  In 2014, agency income consisted of commission income and other fees of $314,000 and $203,000 from IPA Family and IPAD, respectively, and revenue of $392,000 and $1,634,000 from HIO and Specialty Benefits, respectively.

Net Investment Income.  Net investment income decreased $67,000 from 2014 to 2015 due to a lower yield on invested assets.  The consolidated investment yields were 2.7% and 2.9% for the three months ended June 30, 2015 and 2014, respectively.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $211,000 for the three months ended June 30, 2015, compared to a gain of $235,000 for the three months ended June 30, 2014.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $574,000 from 2014 to 2015 primarily due to the recognition of a net gain of $503,000 relating to the acquisition of GAF.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 20%, or $4,299,000 from 2014 to 2015.  The increase is primarily due to an increase in assumed medical stop-loss of $3,178,000 due to higher premiums assumed, an increase in small group stop-loss of $1,917,000 due to higher premiums, an increase in direct occupational accident of $1,347,000 due to higher premiums and higher claims, an increase in assumed international health of $436,000 due to higher premiums assumed and higher claims, and an increase in pet of $234,000 due to higher premiums, offset by a decrease in direct and assumed major medical of $2,571,000 due to lower premiums, and a decrease in direct medical stop-loss of $168,000 due to lower premiums.

Selling, General and Administrative.  Selling, general and administrative expenses increased $622,000 from 2014 to 2015.  Excluding expenses related to GAF, totaling $1,368,000, total selling, general and administrative expenses decreased $746,000.  The decrease is due to lower profit commission expense at Independence American of $1,952,000, lower expenses of $315,000 at Specialty Benefits, lower expenses of $184,000 at HIO due to lower lead generation revenue, and lower expenses of $112,000 at IPA Family, offset by higher commission expense of $432,000 at Independence American due to higher premiums and a change in the mix of business, higher expenses of $786,000 at Risk Solutions primarily due to higher salary expense relating to an increase in sales, and higher expenses of $509,000 at IPAD due to an increase in salary expenses and operating expenses due to an increase in sales.

Amortization and Depreciation.  Amortization and depreciation expense decreased $42,000 from 2014 to 2015.

Income Taxes.  The provision for income taxes increased $216,000 to $532,000, an effective rate of 37.1%, for the three months ended June 30, 2015, compared to $307,000, an effective rate of 40.2%, for the three months ended June 30, 2014.  Net income for the three months ended June 30, 2015 and 2014 includes a non-cash provision for federal income taxes of $485,000 and $307,000, respectively.  The state tax effective rate increased to 1.3% for the three months ended June 30, 2015, compared to (1.2)% for the three months ended June 30, 2014 due to the mix of business by company and their respective state tax rates.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (loss) attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $65,000 from 2014 to 2015.  The net income for the three months ended June 30, 2015 relates to the 49% non-controlling interest in HIO, the 20% non-controlling interest in GAF, and the 8% non-controlling interest in IPAD.  The net income for the three months ended June 30, 2014 relates to the 49% non-controlling interest in HIO, the 8% non-controlling interest in IPAD, and the 10% non-controlling interest in IPA Family.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $887,000, or $.11 per share, diluted, for the three months ended June 30, 2015, compared to $457,000, or $.06 per share, diluted, for the three months ended June 30, 2014.

Results of Operations for the Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014.

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2015	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$34,958	-	523	26,350	7,358	-	$1,773
Fully Insured Health	35,631	-	426	21,075	12,283	-	2,699
Group Disability	2,860	-	56	1,841	861	-	214
Total Independence
American	73,449	-	1,005	49,266	20,502	-	4,686

Agencies	-	14,256	59	-	15,301	679	(1,665)
Corporate	-	-	46	-	723	-	(677)
Subtotal	$73,449	14,256	1,110	49,266	36,526	679	2,344

Net realized investment gains							352
Income before income taxes							2,696
Income taxes							(987)
Net income							1,709
Less: Net income attributable to the non-controlling interest							(100)
Net income attributable to American Independence Corp.							$1,609

				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2014	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$28,096	-	609	18,300	8,903	-	$1,502
Fully Insured Health	35,121	-	355	22,757	11,080	-	1,639
Group Disability	2,911	-	44	1,726	874	-	355
Total Independence
American	66,128	-	1,008	42,783	20,857	-	3,496

Agencies	-	15,595	63	-	15,744	862	(948)
Corporate	-	-	30	-	887	-	(857)
Subtotal	$66,128	15,595	1,101	42,783	37,488	862	1,691

Net realized investment gains							283
Income before income taxes							1,974
Income taxes							(649)
Net income							1,325
Less: Net income attributable to the non-controlling interest							(226)
Net income attributable to American Independence Corp.							$1,099

Premiums Earned.  Premiums earned increased 11%, or $7,321,000 from 2014 to 2015. The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $6,862,000 due to an increase of $5,546,000 in small group stop-loss premiums written due to an increase in sales, and an increase of $6,648,000 in medical stop-loss assumed by Independence American due to an increase in volume produced by Risk Solutions, offset by a decrease of $5,332,000 in medical stop-loss premiums written by Independence American through an independent MGU that has been terminated.  Premiums relating to fully insured health (consisting of major medical, short-term medical, dental, vision, gap, occupational accident, pet insurance, and international medical) increased $510,000.  The increase is primarily due to an increase of $2,804,000 in pet premium written due to an increase in sales, an increase of $2,348,000 in occupational accident business written due to the transfer of business from another carrier, an increase in international medical premiums assumed of $1,223,000, an increase of $730,000 in hospital indemnity premiums written, an increase of $528,000 in occupational accident premiums assumed, and an increase of $456,000 in short-term medical premiums written and assumed, offset by a decrease in major medical premiums written and assumed of $7,534,000.  Premiums relating to group disability decreased $51,000 due to lower international LTD premiums assumed of $143,000, offset by higher DBL premiums assumed of $92,000.  For the six months ended June 30, 2015, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, approximately 29% of IHC’s medical stop-loss business, and 10% of certain of IHC’s group major medical business.  There were no significant changes to these percentages from the prior year.

Fee and Agency Income.  Fee and agency income decreased $1,915,000 from 2014 to 2015.  Excluding income related to GAF, totaling $1,139,000, total fee and agency income decreased $3,054,000.  Risk Solutions fee income-administration increased $2,026,000 to $7,568,000 for 2015, compared to $5,542,000 for 2014 primarily due to an increase in volume of premiums produced. Risk Solutions fee income-profit commission decreased $434,000 to ($62,000) for 2015, compared to $372,000 for 2014 due to an increase in loss ratios.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2015 are based on business written during portions of 2012, 2013 and 2014.  In 2015, agency income consisted of commission income and other fees of $846,000, $1,029,000 and $1,139,000 from IPA Family, IPAD and GAF, respectively, and revenue of $510,000 and $2,592,000 from HIO and Specialty Benefits, respectively.  In 2014, agency income consisted of commission income and other fees of $1,109,000 and $312,000 from IPA Family and IPAD, respectively, and revenue of $4,862,000 and $3,340,000 from HIO and Specialty Benefits, respectively.  The decrease in revenue for HIO is primarily due to decreased lead generation income at HIO due to changes brought about by the ACA, although such decrease in income is substantially offset by a decrease in expenses below.

Net Investment Income.  Net investment income increased $9,000 from 2014 to 2015.  The consolidated investment yields were 2.9% and 2.8% for the six months ended June 30, 2015 and 2014, respectively.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $352,000 for the six months ended June 30, 2015, compared to a gain of $283,000 for the six months ended June 30, 2014.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $576,000 from 2014 to 2015 primarily due to the recognition of a net gain of $503,000 relating to the acquisition of GAF.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 15%, or $6,483,000 from 2014 to 2015.  The increase is primarily due to an increase in assumed medical stop-loss of $5,179,000 due to higher premiums assumed, an increase in small group stop-loss of $4,686,000 due to higher premiums, an increase in direct occupational accident of $2,636,000 due to higher premiums and higher claims, an increase in pet of $1,182,000 due to higher premiums, an increase in assumed international health of $1,072,000 due to higher premiums assumed and higher claims, an increase in occupational accident assumed of $317,000 due to higher premiums and higher claims, and an increase of $177,000 in assumed short-term medical due to higher premiums assumed and higher claims, offset by a decrease in direct and assumed major medical of $6,101,000 due to lower premiums, and a decrease in direct medical stop-loss of $2,512,000 due to lower premiums.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $962,000 from 2014 to 2015.  Excluding expenses related to GAF, totaling $1,368,000, total selling, general and administrative expenses decreased $2,330,000.  The decrease is due to lower expenses of $4,001,000 at HIO due to lower lead generation revenue, lower profit commission expense at Independence American of $2,219,000, offset by higher commission expense of $1,412,000 at Independence American due to higher premiums and a change in the mix of business, higher expenses of $1,528,000 at Risk Solutions primarily due to higher salary expense relating to an increase in sales, and higher expenses of $1,021,000 at IPAD due to an increase in salary expenses and operating expenses due to an increase in sales.

Amortization and Depreciation.  Amortization and depreciation expense decreased $183,000 from 2014 to 2015.

Income Taxes.  The provision for income taxes increased $338,000 to $987,000, an effective rate of 38.0%, for the six months ended June 30, 2015, compared to $649,000, an effective rate of 37.1%, for the six months ended June 30, 2014.  Net income for the six months ended June 30, 2015 and 2014 includes a non-cash provision for federal income taxes of $931,000 and $638,000, respectively.  The state tax effective rate increased to 0.8% for the six months ended June 30, 2015, compared to (0.6)% for the six months ended June 30, 2014 due to the mix of business by company and their respective state tax rates.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (loss) attributable to the non-controlling interest.  Net income attributable to the non-controlling interest decreased $100,000 from 2014 to 2015.  The net income for the six months ended June 30, 2015 relates to the 49% non-controlling interest in HIO, the 20% non-controlling interest in GAF, and the 8% non-controlling interest in IPAD.  The net income for the six months ended June 30, 2014 relates to the 49% non-controlling interest in HIO, the 8% non-controlling interest in IPAD, and the 10% non-controlling interest in IPA Family.

Net Income attributable to American Independence Corp.  The net income attributable to the Company increased to $1,609,000, or $.20 per share, diluted, for the six months ended June 30, 2015, compared to $1,099,000, or $.14 per share, diluted, for the six months ended June 30, 2014.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the six months ended June 30, 2015, our Agencies paid $1,923,000 in dividends to Corporate.

Cash Flows

The Company had $4.5 million and $4.6 million of cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

For the six months ended June 30, 2015, operating activities provided the Company with $6.3 million of cash, whereas $6.2 million of cash was utilized by investing activities due higher net purchases of securities under resale and repurchase agreements.  Financing activities utilized $0.1 million for the period due to the purchase of the remaining non-controlling ownership interest in IPA Family in the second quarter of 2015.

At June 30, 2015 and December 31, 2014, the Company had $19,975,000 and $18,881,000 of restricted cash.  These amounts are directly offset by corresponding liabilities for Premium and Claim Funds Payable.  The amount increased $1,094,000 due to the timing of paid claims during the year.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At June 30, 2015, the Company had $41,097,000 of policy benefits and claims that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's policy benefits and claims does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $6,855,000 to $85,992,000 during the six months ended June 30, 2015 from $79,137,000 at December 31, 2014, primarily due to higher net purchases of securities under resale and repurchase agreements and higher net purchases of fixed maturity securities.

The Company had receivables from reinsurers of $5,861,000 at June 30, 2015.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at June 30, 2015.

The Company's future policy benefits and claims liabilities by line of business are as follows (in thousands):

	Total Future Policy Benefits
	and Claims Liabilities
	June 30,	December 31,
	2015	2014

Medical Stop-Loss	$21,656	$15,929
Fully Insured Health	17,329	15,742
Group Disability	2,112	1,945

	$41,097	$33,616

The increase in total policy benefits and claims of $7,481,000 is primarily attributable to an increase in premiums written for small group stop-loss, occupational accident, and assumed international medical business, offset by a decrease in direct stop-loss and major medical business.

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

The $1,942,000 increase in AMIC’s stockholders' equity in the first six months of 2015 is primarily due to $338,000 capital adjustment relating to the acquisition of a 9% ownership interest in IPA Family and net income of $1,609,000.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized losses on available-for-sale securities totaled $738,000 at June 30, 2015.  Approximately 99.5% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At June 30, 2015, approximately 0.5% (or $390,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (primarily mortgage securities) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at June 30, 2015.

The Company reviews its investments regularly and monitors its investments continually for impairments.  There were no realized losses for other-than-temporary impairments recorded for the six months ended June 30, 2015 and 2014.  At June 30, 2015, the Company did not own securities in which the carrying value was less than 80% of their amortized cost.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2015.  In 2015, the Company recorded $205,000 of net unrealized losses on available-for-sale securities, pre-tax, in other comprehensive income (loss).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

The majority of Independence American’s revenue is from reinsurance premiums, although Independence American continues to increase the premiums written on its paper.  Independence American is focusing on sales of pet insurance, occupational accident, short-term medical, dental, and small-group medical stop-loss.  Independence American has ceased writing major medical plans for individuals and families and small group major medical.  Given its A- (Excellent) rating from A.M. Best, Independence American expects to expand the distribution of its occupational accident and ancillary health products.  IPA Family, Aspira A Mas and IPAD have begun to write major medical through well-known national insurance companies, and have been successful in cross-selling Independence American’s and IHC’s ancillary products.

•

We continue to experience significant growth in reinsured medical stop-loss premiums as a result of growth in business directly written by IHC, and this trend is continuing in 2015.  This increase is attributable to a growing market for medical stop-loss as smaller employers identify the advantages of self-funding, the expansion of IHC as a direct writer, and the success of IHC’s captive solution program.  The direct stop-loss business year to date growth in gross written premium is expected to be 24% through July 2015 and 38% over the last twelve months.  We also began writing small group stop-loss on Independence American paper in 2014 and see continued growth in this market segment.

•

We continue to focus on direct-to-consumer distribution initiatives through www.healthedeals.com, www.aspiraAmas.com, IPAD, and IPA Family as we believe this will be a growing means for selling health insurance and ancillary products in the coming years.

•

Our major medical premiums will continue to decline as a result of having Independence American and IHC’s carriers exit this line of business.

•

We will further adapt to health care reform by continuing to proactively adjust our distribution strategies and mix of Fully Insured Health products to take advantage of changing market demands.

•

We intend to continue to increase our sales of (and reinsurance from IHC’s sales of) short-term and ancillary health products to offset the reduction in major medical premiums.  We will also increase our DBL reinsurance premiums due to higher sales at IHC, and health insurance for groups seeking coverage for expatriate employees.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2015 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2014 included in Item 7A of the Company's Annual Report on Form 10-K.

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

There has been no change in AMIC’s internal control over financial reporting during the second quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of June 30, 2015, 500,000 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended June 30, 2015.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	August 7, 2015

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	August 7, 2015