Form 10-K
period 2015-12-31
AMERICAN INDEPENDENCE CORP
filed 2016-06-06
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

COMMISSION FILE NUMBER 001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of Registrant as specified in its charter)

DELAWARE	11-1817252
(State of Incorporation)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 355-4141

Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[   ] Yes

        [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

[   ] Yes

        [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ]     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [X] Yes            [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [   ]      Accelerated filer [   ]

Non-accelerated filer [X]

Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes

        [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2015 was $6,418,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

Outstanding at June 1, 2016

Common Stock, $0.01 par value

8,118,551

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

We provide specialized health coverage and related services to commercial customers and individuals.  We focus on niche health products and/or narrowly defined distribution channels in the United States.  Our wholly owned subsidiary, Independence American Insurance Company ("Independence American"), markets its products through IHC Specialty Benefits, Inc., IPA Family, LLC (“IPA Family”), IPA Direct, LLC (“IPAD”), and Global Accident Facilities, LLC (“GAF”), which are subsidiaries of AMIC, and through independent brokers, producers and agents.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".

Since November 2002, AMIC has been affiliated with Independence Holding Company, which owned approximately 92% of AMIC's stock as of December 31, 2015.  The senior management of Independence Holding Company provides direction to the Company through a service agreement between the Company and Independence Holding Company.  Independence Holding Company and its subsidiaries including, among others, Standard Security Life Insurance Company of New York ("Standard Security Life”) and Madison National Life Insurance Company, Inc. ("Madison National Life") are collectively referred to as "IHC".  In January 2016, IHC’s Board of Directors preliminarily determined to take the steps necessary to take AMIC private.

On March 31, 2016, AMIC sold IHC Risk Solutions LLC (“Risk Solutions”), its direct writer of excess or stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims (“Medical Stop-Loss”) to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”).  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements.  Approximately 89% of the purchase price was allocated to AMIC, with the balance being paid to Standard Security Life.  The aforementioned transaction is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”.  The Risk Solutions Sale and Coinsurance Transaction resulted in a gain on the sale estimated at approximately $114 million. IHC’s and AMIC’s block of Medical Stop-Loss business are in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results.  The disposal transaction qualifies for reporting as discontinued operations in the first quarter of 2016 as a result of the Board of Directors’ commitment to a plan for its disposal in January 2016.

AMIC retains much of the risk that it underwrites, and will focus on the following lines of business both as an issuing carrier and as a reinsurer:

•

Specialty health, including short-term medical, vision, dental, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity)

•

Pet insurance

•

Occupational accident

•

New York State Disability Benefits Law ("DBL")

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best").  We have been informed by A.M. Best that an A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors. A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.  Given its broad licensing, A- (Excellent) rating from A.M. Best, and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its pet and specialty health lines of business.

Risk Solutions, which was sold on March 31, 2016, was a full-service direct writer of medical stop-loss insurance for self-insured employer groups.  Risk Solutions marketed, underwrote, collected premiums, administered and processed claims, and performed medical management services. AMIC also has a 23% minority investment in Majestic Underwriters LLC ("Majestic"), which transferred its stop-loss block and employees to Risk Solutions as of January 1, 2012 in exchange for fee income based on the business transferred, will be liquidated.  IHC owns the remaining 77% interest in Majestic.

AMIC also has a wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), a wholly owned consumer direct sales agency, IPA Family, LLC (“IPA Family”), a 92% ownership in our consumer direct sales call center, IPA Direct, LLC (“IPAD”), an 80% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for agencies that primarily produce occupational accident and injured on duty business, and a 51% ownership in our lead generation agency, HealthInsurance.org (“HIO”).  Risk Solutions, Specialty Benefits, HIO, IPAD, GAF and IPA Family are collectively referred to as “our Agencies”.

Health insurance is increasingly being sold through direct-to-consumer channels, such as private exchanges, websites and call centers.  We are well positioned to take advantage of this shift through Specialty Benefits, IPAD, IPA Family and HIO.  IPAD, which was founded in mid-2012, is a direct sales call center focused on our ancillary products and other carriers’ major medical.  IPA Family is an established consumer direct sales agency with approximately 250 agents focusing on the same product mix as IPAD. HIO generates leads for IPAD, IPA Family and non-affiliated entities, and monetizes traffic primarily through private exchange partners, web based entities or call centers that enroll subsidy-eligible individuals on exchanges managed by the federal and state governments.

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

Our Products

Fully Insured Health Products

The Fully Insured Health line of business is comprised of: (i) specialty health, including dental, vision, short-term medical, supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity); (ii) pet insurance; (iii) non-subscriber occupational accident; and (iv) major medical business that is in run-out.  Independence American has exited major medical business as a result of healthcare reform which caused adverse underwriting results in 2013 and 2014.  As a result of exiting, this line of business, we lost significant top line revenues in 2015, but bottom line performance improved materially. IHC affiliates perform marketing, sales, underwriting and administrative functions on the majority of our Fully Insured Health business.  We have also established a relationship with a leading provider of international health plans for specialized niche markets.  We also own 80% of GAF, which through its wholly-owned operating subsidiaries (including third-party administrators and brokers) focus on non-subscriber occupational accident coverage in Texas, injured-on-duty coverage in Massachusetts and other accident-related coverages.

Ancillary Products

This category is primarily comprised of dental, vision, short-term medical, and supplemental products (including fixed indemnity limited benefit, critical illness, and hospital indemnity). These are sold through multiple distribution strategies.  The ancillary products grew significantly in 2015 and we expect continued growth in 2016.

Independence American sells group and individual dental products.  IHC administers the majority of Independence American's dental business and is also the primary distribution source of this line of business.  The dental portfolio includes indemnity and PPO plans for employer groups of two or more lives and for individuals within affinity groups.  Employer plans are offered on both employer paid and voluntary bases.  As part of the distribution of our dental products, we also offer vision plans that offer a flat reimbursement amount for exams and materials. Gross dental premiums remained flat in 2015.  We expect the dental business to remain relatively flat in 2016.

Independence American sells short-term medical (“STM”) products in the majority of states. STM is designed specifically for people with temporary needs for health coverage.  Typically, STM products are written for a defined duration of at least 30 days and less than twelve months.  Among the typical purchasers of STM products are people who are in between open enrollment periods or need coverage for a limited duration until their Affordable Care Act (“ACA”) plan becomes effective, and others who need insurance for a specified period of time less than 365 days.  Independence American’s gross premium increased significantly in this line of business in 2015.  We anticipate continued growth in this line of business in 2016 in part due to increased demand for coverage and new distribution relationships.

The Company markets supplemental products to individuals and families.  These lines of business are generally used as either a supplement to a major medical plan or in lieu of major medical coverage for persons that choose not to purchase such coverage.  The main driver for growth in this line is that consumers are moving to higher-cost sharing on their individual major medical plans, and are looking for products to help them offset the additional risk of higher deductibles and out of pocket limits.  The product lines included in this supplemental grouping include critical illness and bundled packages of accident medical coverage, critical illness and life insurance.  Sales of hospital indemnity plans (“HIP”) and fixed indemnity limited benefit plans decreased in 2015 due to a regulatory ruling that was subsequently overturned by a federal court.  These products, which are available in most states are available through multiple distribution sources including Company owned direct-to-consumer websites, call center and career agents, general agents and on-line agencies.

In 2015, the Company significantly expanded its marketing of self-funded medical plans for employers between 10 and 50 employees.  These plans, which are currently marketed only in certain states, appeal to employers that wish to participate in cost savings and wellness initiatives that will lower their claims costs.  We expect that sales of the small group self-funded plans will continue to grow in 2016 as we increase distribution. During 2016, we will begin selling these plans on Westport paper.

Pet Insurance

Independence American writes pet insurance through a marketing and administrative company that manages one of the largest blocks of this business in the United States.  During 2012, Independence American began to renew premium that had been underwritten by another insurance company.  These plans are marketed to dog and cat owners through veterinary offices, independent marketing organizations, its nationwide call center, and increasingly, direct-to-consumer.  In 2015, Independence American had $33.6 million of earned premium from pet insurance, which represents 16% growth over 2014, and profitability also improved. We expect growth in premiums in 2016, but the amount of premiums generated in 2017 is currently less certain as a result of changing distribution and administrative relationships.

Occupational Accident

Independence American writes occupational accident insurance through marketing and administrative companies owned by GAF.  This occupational accident product provides accidental death, accident disability and accident medical benefits for occupational injuries to employees of companies that have elected to not participate in the Texas workers compensation system (non-subscribers).  The product also gives the employer the option to purchase coverage for employer’s liability.  Employer’s liability arises when an injured employee brings an action against the employer for occupational injuries and chooses not to accept the benefits provided for by the employer’s occupational accident benefit plan.  The employer is covered for damages and costs arising from the settlement of such action, subject to the terms and limits of the policy.  On December 31, 2013, GAF acquired an entity that provides administrative services for occupational accident insurance as well as Injured on Duty coverage, a form of occupational accident coverage.  We have achieved synergies through coordination of administrative services with other entities owned by GAF, and we will continue to seek cost savings. In 2015, Independence American recorded approximately $15 million of occupational accident business and expects premiums to grow slightly in 2016.

Medical Stop-Loss

During 2015, Independence American marketed and reinsured employer medical stop-loss insurance nationally on a direct basis through Risk Solutions and indirectly through two select independent managing general underwriters ("MGUs"), which are non-salaried contractors that receive administrative fees.  MGUs are responsible for establishing an employer's conditions for coverage in accordance with guidelines formulated and approved by Standard Security Life and Independence American, billing and collecting premiums from the employers, paying commissions to agents, and third-party administrators ("TPAs") and/or brokers.  Standard Security Life and Independence American were responsible for selecting MGUs, establishing underwriting guidelines, maintaining approved policy forms and reviewing employers' claims for reimbursement, as well as establishing appropriate accounting procedures and reserves.  After Westport receives the appropriate regulatory approval of their policies, Independence American will cease writing new business.

Self-insured group major medical plans permit employers flexibility in designing employee health coverages at a cost that may be lower than that available through other health care plans provided by an insurer or managed care organizations (“MCO”).  Employer medical stop-loss insurance provides coverage to public and private entities that elect to self-insure their employees' medical coverage for losses within specified ranges, which permits such groups to manage the risk of excessive health insurance costs by limiting specific and aggregate losses to predetermined amounts. It is available on either a "specific" or a "specific and aggregate" or an “aggregate only” basis.  Specific stop-loss coverage reimburses employers for large claims incurred by an individual employee or dependent.  When an employee’s or dependents' covered claims exceed the specific stop-loss deductible, covered amounts in excess of the deductible are reimbursable to the employer under the specific stop-loss policy.  The specific stop-loss deductible is selected based on the number of covered employees, the employer's capacity to assume some of the risk, and the medical claim experience of the plan. Aggregate stop-loss coverage protects the employer against fluctuations due to claim frequency.  The employer's overall claim liability is limited to a certain dollar amount, often referred to as the attachment point.  An aggregate stop-loss policy usually provides reimbursement when coverage claims for the plan as a whole exceed the aggregate attachment point.

Group Disability

IHC entered into a reinsurance relationship with a leading producer of expatriate business, effective January 1, 2012, which provides employee benefit insurance, including medical, life, and disability, to expatriates, third-party nationals or high net-worth local nationals. Independence American will continue to reinsure 10% of the risk on the health business in 2016, and we have filed these policies in the United States on Independence American’s paper for employers that wish to purchase a domestic policy to cover their employees.  Due to anticipated growth of this program, the Company expects an increase in premium in this line of business in 2016.

Independence American reinsures 20% of Standard Security Life's DBL.  All companies with more than one employee in New York State are required to provide DBL insurance for their employees.  DBL coverage provides temporary cash payments to replace wages lost as a result of disability due to non-occupational injury or illness.  The DBL business is marketed primarily through independent general agents.  Independence American expects the reinsurance premium from this line of business to grow modestly in 2016.

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

During 2015, 57% of Independence American’s premiums earned were derived from assumed reinsurance premiums, compared to 56% in 2014.  In 2015, 68% of this premium was related to medical stop-loss business, 25% was related to fully insured health business, and 7% was related to Group Disability.  Of the medical stop-loss premiums, 95% was generated from pro rata reinsurance treaties with Standard Security Life and Madison National Life pursuant to which they cede, at treaty renewals, at least 15%, and may cede up to 50%, of their gross medical stop-loss premiums written to Independence American under most of IHC’s medical stop-loss programs.  For 2015, Standard Security Life and Madison National Life ceded, on average, approximately 29% of their medical stop-loss business to Independence American.  As a result of closing the Risk Solutions Sale and Coinsurance Transaction, medical stop-loss business will be in run-off in 2016 and will have little or no premium in 2017.  Standard Security Life, which is domiciled in New York, is licensed as an insurance company in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico.  Madison National Life, which is domiciled in Wisconsin, is licensed to sell insurance products in 49 states, the District of Columbia, Guam, American Samoa and the U.S. Virgin Islands, and is an accredited reinsurer in New York.  Both companies are rated A- (Excellent) by A.M. Best.    The balance of the medical stop-loss assumed reinsurance premium was related to business written by unaffiliated carriers on other programs.  For 2015, Independence American received between 10% and 15% of the premium on these unaffiliated programs.  The Company's strategic plan is to continue to expand its fully insured health premium, maintain its occupational accident and pet insurance written by Independence American, and to increase reinsurance premiums from specialty health lines of business written by IHC.

Federal Net Operating Loss Carryforwards

At December 31, 2015, AMIC had consolidated net operating loss (“NOL”) carryforwards of approximately $258 million for federal income tax purposes.  Some or all of the NOL carryforwards may be available to offset, for federal income tax purposes, the future taxable income, if any, of AMIC as described in more detail in Note 12 of the Notes to Consolidated Financial Statements.  The Internal Revenue Service ("IRS") has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.

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

Effective January 15, 2013, the Company was included in the consolidated Federal income tax returns of IHC on a June 30 fiscal year as a result of the increase in IHC’s ownership interest in AMIC to over 80%.

Investments and Reserves

Independence American's securities portfolio is managed by employees of IHC and its affiliates, and ultimate investment authority rests with Independence American's board of directors.  As a result of the nature of its insurance liabilities, Independence American endeavors to maintain a significant percentage of its assets in investment grade securities, cash and cash equivalents.  At December 31, 2015, 99.6% of the fixed maturities were investment grade.  The internal investment group provides a summary of the investment portfolio and the performance thereof at the meetings of the Company's board of directors.

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

Competition and Regulation

Independence American competes with many larger insurance and reinsurance companies and managed care organizations.  Our Agencies compete with many other agencies, brokers and insurance companies.

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

The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk−based capital. The risk−based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention.  The risk-based capital ratio is determined by dividing an insurance company's total adjusted capital, as defined, by its authorized control level risk-based capital.  Companies that do not meet certain minimum standards require specified corrective action.  At December 31, 2015, Independence American's total adjusted capital was significantly in excess of the authorized control level risk−based capital.

Employees

The Company and its subsidiaries, collectively, had 268 employees as of December 31, 2015.

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

In particular, at December 31, 2015, fixed maturities represented $84.9 million or 92% of our total investments of $92.1 million.  The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates.  For mortgage−backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2015, approximately 99.6% of the fixed maturities were investment grade, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Independence American is rated “A-“ (Excellent) by A.M. Best Company, Inc., whose ratings reflect its opinions of an insurance company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders and are not evaluations directed to investors.  The rating of Independence American is subject to periodic review by A.M. Best, and we cannot assure the continued maintenance of our current ratings.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if A.M. Best were to reduce Independence American's ratings from current levels, our competitive position in the industry, and therefore our business would be adversely affected.  A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with higher claims-paying and financial strength ratings.

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

We have U.S. federal NOL carryforwards of approximately $258 million, which may be used against any profits from our business.  However, events outside of our or IHC’s control, such as certain acquisitions and dispositions of our common stock, may limit the use of all or a portion of our NOL carryforwards.  If such events were to occur, our expectation of using our NOL carryforwards against potential profits would not be realized and we could potentially have a higher tax liability in the future than we would otherwise have had.  As the NOL carryforwards are utilized by AMIC, the amount of our NOL carryforwards could be reduced upon audit by the IRS for those tax years open for assessment under the statute of limitations.

Our common stock has a small public float, which could result in reduced liquidity for our common stock and greater volatility in the market price of our common stock.

Historically, the common stock of a company with a smaller public float has been less liquid than the common stock of a company with broader public ownership, the average daily trading volume of a company with a smaller public float is less than a company with a larger public float, and the trading prices for the common stock of a company with a smaller public float may be more volatile than generally may be the case for more widely held common stock.  We cannot predict the prices at which our common stock will trade in the future.  Future open market purchases, if authorized, would further reduce our public float.  Further, since the public float of our common stock and the number of beneficial holders of our securities is limited, it may be more difficult to maintain our listing on the NASDAQ Stock Market.

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

Our industry is highly regulated and we are subject to extensive governmental regulation, which may adversely affect our ability to achieve our business objectives.  Also, changes in regulations may affect our business may reduce our profitability and limit our growth.  Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

Our insurance subsidiary is subject to state insurance laws and regulated by the insurance departments of the various states in which it is domiciled and licensed, which, among other things, conduct periodic examination of insurance companies.  State laws grant insurance regulatory authorities broad administrative powers with respect to various aspects of our insurance business, including:

•	licensing companies and agents to transact business and regulating their respective conduct in the market;

•	restricting agreements with large revenue-producing agents

•	approving policy forms and premium rates;

•	cancelling and non-renewal of policies;

•	requiring certain methods of accounting and prescribing the form and content of records of financial condition required to be filed;

•	calculating the value of assets to determine compliance with statutory requirements;

•	establishing statutory capital and reserve requirements, such as for unearned premiums and losses;

•	regulating certain premium rates and requiring deposits for the benefit of policyholders;

•	establishing maximum interest rates on insurance policy loans;

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010 by President Obama, created the Consumer Financial Protection Bureau (“CFPB”).  While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulations promulgated by the CFPB may extend its authority more broadly to cover certain insurance products and thereby may adversely affect our results of operations. In addition, the Dodd-Frank Act, along with the Sarbanes-Oxley Act of 2002, regulates corporate governance, executive compensation and other areas, as well as laws relating to federal trade restrictions, privacy/data security, crop insurance and terrorism risk insurance laws.  Further, federal legislation and administrative policies in other areas can significantly and adversely affect insurance companies, including general financial services regulation, securities regulation, privacy regulation, tort reform legislation, and taxation.

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

Independence American currently reinsures 20% of Standard Security Life’s short-term statutory disability benefit product, but Standard Security Life is not contractually obligated to continue to cede this business to Independence American after termination of the current treaty year.  Together with Madison National Life, Standard Security Life has ceded approximately 10% of the majority of their fully insured health business lines to Independence American, but neither Standard Security Life nor Madison National Life are contractually obligated to continue to cede this business to Independence American after termination of the current treaty years.  Further, Standard Security Life and Madison National Life ceded approximately 29%, on average, of their medical stop-loss business to Independence American in 2015.  This cession ended effective 1/1/2016 with the Sale and Coinsurance Transaction.

Healthcare reform may further adversely affect our business, cash flows, financial condition and results of operations.

Although health insurance is generally regulated at the state level, legislative actions have been taken at the federal level that impose added restrictions on our business.  The Patient Protection and Affordable Care Act (“ACA”) was signed into law in March 2010.  Provisions of the ACA and related reforms are causing sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry.  The effects on our Company’s business include, in particular, a requirement that we pay rebates to customers if the loss ratios for some of our product lines are less than specified percentages; the need to reduce commissions and the consequent risk that insurance producers may sell less of our products than they have in the past; a prohibition from imposing any pre-existing condition exclusion; limits on our ability to rescind coverage except for intentional fraud; increased costs to modify and/or sell our products; the need to provide a minimum standard for coverage, so that all plans must cover at least 60 percent of the typical person’s medical bills and include a set of “essential health benefits” from hospitalization to mental health to rehabilitative services to maternity care; intensified competitive pressures that limit our ability to increase rates; significant risk of customer loss; new and higher taxes and fees to generate the revenues to implement the ACA; additional administrative costs to implement the requirements of healthcare reform; and the need to operate with a lower expense structure at both the business segment and enterprise level.

The ACA also affects us as an employer because it significantly affects the provision of both health care services and benefits in the United States.  The ACA may impact our cost of providing our employees with health insurance and/or benefits, and may also impact various other aspects of our business. We are continuing to assess the impact of the ACA on our health care benefit costs and those of our subsidiaries with employees.

We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

We will continue to monitor the implementation of ACA and reassess our business strategies accordingly.  We have made, and are continuing to make, significant changes to our operations, products and strategy to adapt to the new environment.  However, if our plans for operating in the new environment are unsuccessful or if there is less demand than we expect for our products in the new environment, our results could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Risk Solutions leased 6,200 square feet of office space in Marlton, New Jersey, 2,478 square feet of office space in Fort Wayne, Indiana, 1,297 square feet of office space in Downers Grove, IL, 11,230 square feet of office space in Enfield, Connecticut, and 2,437 square feet of office space in Phoenix, AZ.  IPA Family leases 7,000 square feet of office space in Tampa, Florida.  IPA Direct leases 2,974 square feet of office space in Lake Mary, Florida, and 2,357 square feet of office space in Fort Lauderdale, Florida.  Specialty Benefits leases 6,391 square feet of office space in St. Louis Park, Minnesota and 1,566 square feet of office space in Boise, Idaho. GAF subsidiaries leases 11,355 square feet of office space in Dallas, Texas and 11,210 square feet of office space in Marshfield, Massachusetts.

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

Quarter Ended:	High	Low
December 31, 2015	$10.20	$8.50
September 30, 2015	$10.65	$9.62
June 30, 2015	$11.19	$9.75
March 31, 2015	$11.50	$9.76

Quarter Ended:	High	Low
December 31, 2014	$11.47	$9.84
September 30, 2014	$12.50	$10.51
June 30, 2014	$12.89	$10.22
March 31, 2014	$12.53	$10.02

Holders of Record

At May 3, 2016, there were 57 record holders of the Company's common stock.  The number of record owners was determined from the Company’s stockholder records maintained by the Company’s transfer agent.

The closing price for the Company's common stock at December 31, 2015 was $8.57.  The Board of Directors of IHC has preliminarily determined to take the steps necessary to take AMIC private in 2016.

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

Dividends

The Company does not have any legal restriction on paying dividends, and no dividend on the Company’s stock was declared during 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in the Company’s definitive proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  There were no share repurchases during the year ended December 31, 2015.  As of December 31, 2015, 500,000 shares were still authorized to be repurchased under the program.

Performance Graph

The following graph compares the cumulative total stockholder return on AMIC’s common stock with that of the NASDAQ US Benchmark Total Return Index and the NASDAQ Insurance (Supersector) Total Return Index. The comparison assumes $100 was invested on December 31, 2010 in AMIC common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.  The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of Five Year Cumulative Total Return

Among AMIC, the NASDAQ US Benchmark Total Return Index and the NASDAQ Insurance (Supersector) Total Return Index

$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
AMIC
NASDAQ US Benchmark Total Return Index
NASDAQ Insurance (Supersector) Total Return Index

Item 6.

Selected Financial Data

The following is a summary of selected consolidated financial data of the Company for each of the last five years.  The consolidated financial statements and financial information of AMIC reported prior to the Form 10-Q for the interim period ended June 30, 2014 are not directly comparable to the financial statements and financial information of AMIC included in this report as a result of the change in accounting principle as noted in the explanatory note to the financial statements.  The differences relate to basis differences in goodwill, intangible assets and related amortization, other assets, other investments, non-controlling interests in subsidiaries, taxes and related tax provisions, net income, additional paid-in capital, retained earnings and total shareholders' equity.  In accordance with GAAP, due to our new basis of accounting, our financial statements include a black line denoting that our financial statements covering periods prior to the push down date of January 1, 2013 are not comparable to our financial statements as of and subsequent to this date. References to the “Predecessor” Company refer to reporting dates of the Company through December 31, 2012, reflecting results of operations and cash flows of the Company prior to the push down date on our historical accounting basis; subsequent thereto, the Company is referred to as the “Successor” Company, reflecting the impact of push down accounting and the results of operations and cash flows of the Company subsequent to the push down date.

	Successor			Predecessor
(In thousands, except per share data)	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2012	2011

Income Data:
Total revenues	$183,266	$164,876	$153,273	$101,885	$88,038
Net income	3,815	5,347	3,865	10,542	3,184
Balance Sheet Data:
Total investments	92,122	78,902	73,632	67,126	64,341
Total assets	196,974	173,694	161,684	158,983	132,780
Insurance liabilities	65,499	52,497	45,319	38,314	29,005
AMIC stockholders’ equity	103,920	100,090	92,809	104,152	93,989
Per Share Data:
Basic income per common share	.44	.65	.36	1.16	.29
Diluted income per common share	.44	.65	.36	1.16	.29
Book value per common share	12.85	12.39	11.50	12.59	11.36

The Selected Financial Data should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included in Item 8 of this report.  Total assets, stockholders’ equity and book value per common share data for prior years have been revised to reflect an immaterial error correction related to deferred tax assets and liabilities.  For further discussion of this error refer to Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our wholly owned consumer direct sales agency, IPA Family LLC (“IPA Family”), our 92% owned consumer direct sales call center, IPA Direct, LLC (“IPAD”), our 80% owned holding company for agencies that primarily produce occupational accident and injured on duty business, Global Accident Facilities, LLC (“GAF”), and our 51% owned lead generation agency, HealthInsurance.org (“HIO”).  Prior to March 31, 2016, we sold medical stop-loss insurance for self-insured employer groups through our wholly owned full service direct MGU, IHC Risk Solutions, LLC (“Risk Solutions”).  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned approximately 92% of AMIC's stock as of December 31, 2015.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  In 2015, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes fully insured health, New York State Disability Benefits Law ("DBL"), and long-term disability (“LTD”) premiums from IHC, and assumed medical stop-loss premiums from unaffiliated carriers.  Independence American writes pet insurance, medical stop-loss, short-term medical, occupational accident, dental and other ancillary products.  Given its broad licensing, A- (Excellent) rating from A.M. Best, and that it is the only property and casualty company in IHC, Independence American expects to expand the distribution of its pet and  specialty health products.

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

The following is a summary of key performance information and events (in thousands):

	Year Ended
	December 31,
	2015	2014	2013

Revenues	$183,266	$164,876	$153,273
Expenses	176,756	160,331	147,832
Income before income tax	6,510	4,545	5,441
Provision (benefit) for income taxes	2,695	(802)	1,576
Net income	3,815	5,347	3,865
Less: Net income attributable to the non-controlling interest	(286)	(97)	(983)
Net income attributable to American Independence Corp.	$3,529	$5,250	$2,882

•

The book value of the Company’s stockholders’ equity increased to $12.85 per share at December 31, 2015 compared to $12.39 per share at December 31, 2014.

•

The Company further reduced the deferred tax asset valuation allowance by $2.5 million at December 31, 2014 primarily due to the expected increase in future income.  No such adjustment was recorded for the year ended December 31, 2015.

•

Net income per share amounted to $0.44 per share, diluted, or $3.5 million, for the year ended December 31, 2015, compared to $0.65 per share, diluted, or $5.3 million for the year ended December 31, 2014.

•

At December 31, 2015, 99.6% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 2.7% and 2.9% for the years ended December 31, 2015 and 2014, respectively.

•

Premiums earned increased 11% to $148.8 million for the year ended December 31, 2015 from $133.6 million for the year ended December 31, 2014, primarily due to higher premiums for assumed medical stop-loss, international medical, occupational accident, pet insurance, and direct small group stop-loss, offset by lower premiums for assumed group major medical, and direct individual health business due to the run-off of these lines.

•

For the year ended December 31, 2015, our Agencies generated revenues of $31.9 million compared to $28.3 million for the year ended December 31, 2014.  Excluding income related to GAF, totaling $3.8 million, total revenues decreased $0.2 million due to lower revenues generated at HIO, IPA Family and Specialty Benefits primarily due to the exit from major medical lines of business resulting in less fee income, offset by higher revenues generated at Risk Solutions and IPAD.

•

Agency net loss increased $0.4 million from $2.0 million for the year ended December 31, 2014 to $2.4 million for the year ended December 31, 2015 primarily due to the exit from major medical lines of business resulting in less fee income.  In addition, the fully insured agencies have increased expenses due to building marketing tools and system enhancements that will allow them to maximize the forecasted growth in the direct to consumer sales.  These tools, which focus on transparent cross-selling capabilities and data warehousing can also be leveraged for producer assisted sales.

•

Underwriting experience, as indicated by its GAAP Combined Ratios on our three lines of business for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

▪ Medical Stop-Loss	2015	2014	2013

Premiums Earned	$69,169	$53,279	$55,508
Insurance Benefits Claims and Reserves	52,844	36,330	37,762
Profit Commission Expense	291	1,070	2,417
Expenses	14,571	13,454	14,149

Loss Ratio (A)	76.4%	68.2%	68.0%
Profit Commission Expense Ratio (B)	0.4%	2.0%	4.4%
Expense Ratio (C)	21.1%	25.3%	25.5%
Combined Ratio (D)	97.9%	95.5%	97.9%

▪ Fully Insured Health	2015	2014	2013

Premiums Earned	$73,745	$74,309	$66,167
Insurance Benefits Claims and Reserves	42,496	48,710	45,884
Profit Commission Expense (Recovery)	(4)	463	(129)
Expenses	24,348	22,827	17,060

Loss Ratio (A)	57.6%	65.6%	69.3%
Profit Commission Expense Ratio (B)	0.0%	0.6%	-0.2%
Expense Ratio (C)	33.0%	30.7%	25.8%
Combined Ratio (D)	90.6%	96.9%	94.9%

▪ Group Disability	2015	2014	2013

Premiums Earned	$5,889	$6,018	$5,528
Insurance Benefits Claims and Reserves	3,401	3,847	3,472
Expenses	1,802	1,767	1,594

Loss Ratio (A)	57.8%	63.9%	62.8%
Expense Ratio (C)	30.6%	29.4%	28.8%
Combined Ratio (D)	88.4%	93.3%	91.6%

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

•

The Company recorded a higher combined ratio in the medical stop-loss line of business for the year ended December 31, 2015 due to an increase in loss ratio caused by an adverse development on one block of business produced by an affiliated MGU, offset by a reduction in expense ratios associated with a change in the mix of business, and offset by a reduction in profit commission expense ratio.

•

The Company recorded an improvement in the loss ratio in the fully insured health line of business for the year ended December 31, 2015 primarily due to a decrease in loss ratio as the Company moves to specialty health lines and moves away from major medical, offset by an increase in the expense ratio due to the change to specialty health lines that have higher commission and expenses structures.

•

The Company experienced a decrease in the loss ratio for group disability for the year ended December 31, 2015 as a result of lower losses for the international line of LTD business.

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2015.  Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings.

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

While the Company establishes a best estimate of the Projected Net Loss Ratio, actual experience may deviate from this estimate.  This was the case with the 2014, 2013 and 2012 underwriting years that increased (decreased) by 9.1, 0.4, and 0.8 Loss Ratio points, respectively.  While the Company believes that larger variations are possible, based on the Company’s experience to date, it is reasonably likely that the actual experience will fall within a range up to five Net Loss Ratio points above or below the expected Projected Net Loss Ratio for the 2015 underwriting year at December 31, 2015.  The impact of these reasonably likely changes at December 31, 2015, would be an increase in net reserves (in the case of a higher ratio) or a decrease in net reserves (in the case of a lower ratio) of up to approximately $1.8 million with a corresponding increase or decrease in the pre-tax expense for insurance benefits, claims and reserves.

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

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers.  In 2015, Independence American derived a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties, which were to terminate on December 31, 2014, have been amended to extend the termination date to December 31, 2019.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life and Madison National Life have received regulatory approval to cede up to 50% to Independence American under most of IHC’s medical stop-loss programs. For each of the twelve months ended December 31, 2015 and 2014, Standard Security Life and Madison National Life ceded an average of approximately 29% and 27%, respectively, of their medical stop-loss business to Independence American. Independence American reinsures 20% of Standard Security Life’s DBL business and 8% of certain of IHC’s LTD business.  The Risk Solutions Sale and Coinsurance Transaction closed on March 31, 2016 and as a result, medical stop-loss business will be in run-off in 2016 and will have little or no premium in 2017.  Standard Security Life and Madison National Life also ceded approximately 10% of the majority of their fully insured health business lines to Independence American.  In addition, in 2015, Independence American ceded 3% of its fully insured health business lines to unaffiliated reinsurers.

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

The Company has net operating loss carryforwards for federal income tax purposes available to reduce future income subject to income taxes.  The net operating loss carryforwards expire between 2018 and 2028 with a significant portion expiring in 2020.

U.S. Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code.

Investments

The Company has classified all of its investments as either available-for-sale or trading securities.  These investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities or as unrealized gains or losses in the Consolidated Statements of Income for trading securities.  Fixed maturities and equity securities available-for-sale totaled $87.5 million and $74.6 million at December 31, 2015 and 2014, respectively.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Income, using the constant yield method over the period to maturity.  Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Income on the trade date.

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

Results of Operations for the Year Ended December 31, 2015, compared to the Year Ended December 31, 2014

				Insurance
				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2015	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$69,169	-	1,131	52,844	14,862	-	$2,594
Fully Insured Health	73,745	-	928	42,496	24,344	-	7,833
Group Disability	5,889	-	113	3,401	1,802	-	799
Total Independence
American	148,803	-	2,172	98,741	41,008	-	11,226

Agencies	-	31,956	(18)	-	32,765	1,605	(2,432)
Corporate	-	-	93	-	2,637	-	(2,544)
Subtotal	$148,803	31,956	2,247	98,741	76,410	1,605	6,250

Net realized investment gains							260
Income before income taxes							6,510
Provision for income taxes							(2,695)
Net income							3,815
Less: Net income attributable to non-controlling interests							(286)
Net income attributable to American Independence Corp.							$3,529

				Insurance
				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
December 31,	Premiums	Other	Investment	and	and	and
2014	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$53,279	-	1,103	36,330	14,524	-	$3,528
Fully Insured Health	74,309	-	782	48,710	23,290	-	3,091
Group Disability	6,018	-	102	3,847	1,767	-	506
Total Independence
American	133,606	-	1,987	88,887	39,581	-	7,125

Agencies	-	28,101	150	-	28,515	1,692	(1,956)
Corporate	-	-	65	-	1,656	-	(1,591)
Subtotal	$133,606	28,101	2,202	88,887	69,752	1,692	3,578

Net realized investment gains							967
Income before income taxes							4,545
Income tax benefit							802
Net Income							5,347
Less: Net income attributable to non-controlling interests							(97)
Net income attributable to American Independence Corp.							$5,250

Acquisition of GAF

On April 30, 2015 (the "Acquisition Date"), through a settlement with a former owner, AMIC increased its ownership in Global Accident Facilities, LLC (“GAF) from 40% to 80%.  GAF and its subsidiaries are principally engaged in the marketing, underwriting and administration of specialty risk insurance, referred to as Occupational Accident and Injured on Duty for Independence American, which are offered exclusively in Texas and Massachusetts, respectively. Cash of $325,000 and various other non-monetary consideration, with a fair value of $1,195,000, was transferred in exchange for the additional 40% ownership interest.  The acquisition resulted in AMIC’s obtaining control of GAF.  Immediately preceding the transaction, AMIC’s carrying value of its investment in GAF was $1,908,000.

On the Acquisition Date, the Company recognized a net pre-tax gain of $503,000 as follows: (i) a loss of $692,000 was recognized by AMIC as a result of re-measuring its equity interest in GAF to its fair value of $1,216,000 immediately before the acquisition; and (ii) a gain of $1,195,000 was recognized by AMIC as a result of recording the nonmonetary portion of the consideration transferred at its fair value.  The net pre-tax gain of $503,000 is included in the “Other income” line in the Consolidated Statements of Income.

Prior to obtaining control, AMIC recorded its investment in GAF using the equity method.  AMIC recorded changes in its investment in GAF in the “Other income” line in the Consolidated Statements of Income.  Upon achieving control on April 30, 2015, GAF’s income and expense amounts became consolidated with AMIC’s results.  Accordingly, the individual line items on the Consolidated Statements of Income for 2015 reflect approximately eight months of the operations of GAF with no corresponding amounts for 2014.

Premiums Earned.  Premiums earned increased 11%, or $15,197,000 from 2014 to 2015. The Company currently has three lines of business.  Premiums relating to medical stop-loss business increased $15,890,000 due to an increase of $10,755,000 in small group stop-loss premiums written due to an increase in sales, and an increase of $12,267,000 in medical stop-loss assumed by Independence American due to an increase in volume produced by Risk Solutions, offset by a decrease of $7,131,000 in medical stop-loss premiums written by Independence American through an independent MGU that has been terminated.  Premiums relating to fully insured health (consisting of major medical, short-term medical, dental, vision, gap, occupational accident, pet insurance, and international medical) decreased $564,000.  The decrease is primarily due to a decrease in major medical premiums written and assumed of $13,950,000, offset by an increase of $4,751,000 in pet premium written due to an increase in sales, an increase of $3,558,000 in occupational accident business written due to the transfer of business from another carrier, an increase in international medical premiums assumed of $3,279,000, an increase of $400,000 in occupational accident premiums assumed, and an increase of $1,399,000 in short-term medical premiums written and assumed.  Premiums relating to group disability decreased $129,000 due to lower international LTD premiums assumed of $448,000, offset by higher DBL premiums assumed of $319,000.  For the year ended December 31, 2015, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, and approximately 29% of IHC’s medical stop-loss business.  There were no significant changes to these percentages from the prior year.  For the years ended December 31, 2015 2014, Independence American assumed approximately 10% of certain of IHC’s group major medical business.

Fee and Agency Income.  Fee and agency income increased $3,045,000 from 2014 to 2015.  Excluding income related to GAF, totaling $3,324,000, total fee and agency income decreased $279,000.  Risk Solutions fee income-administration increased $4,158,000 to $15,813,000 for 2015, compared to $11,655,000 for 2014 primarily due to an increase in the volume of premiums produced. Risk Solutions fee income-profit commission decreased $649,000 to $619,000 for 2015, compared to $1,268,000 for 2014 due to an increase in loss ratios, offset by an increase in the volume of premiums produced.  Profit commissions for a given year are based primarily on the performance of business written during portions of the three preceding years.  Therefore, profit commissions for 2015 are based on business written during portions of 2012, 2013 and 2014.  In 2015, agency income consisted of commission income and other fees of $1,803,000, $2,111,000 and $3,324,000 from IPA Family, IPAD and GAF, respectively, and revenue of $1,235,000 and $6,058,000 from HIO and Specialty Benefits, respectively.  In 2014, agency income consisted of commission income and other fees of $1,874,000 and $1,067,000 from IPA Family and IPAD, respectively, and revenue of $5,181,000 and $6,873,000 from HIO and Specialty Benefits, respectively.  The decrease in revenue for HIO is primarily due to decreased lead generation income at HIO due to changes brought about by the ACA, although such decrease in income is substantially offset by a decrease in expenses below.

Net Investment Income.  Net investment income increased $45,000 from 2014 to 2015 due to an increase in investable assets offset by a lower yield on those assets.  The consolidated investment yields were 2.7% and 2.9% for the years ended December 31, 2015 and 2014, respectively.

Net Realized Investment Gains.  The Company recorded a net realized investment gain of $260,000 for the year ended December 31, 2015, compared to a gain of $967,000 for the year ended December 31, 2013.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $810,000 from 2014 to 2015 primarily due to the recognition of a net gain of $503,000 relating to the acquisition of GAF and an increase in income from the Company’s equity investment in Majestic.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves increased 11%, or $9,854,000 from 2014 to 2015.  The increase is primarily due to an increase in assumed medical stop-loss of $9,711,000 due to higher premiums assumed, an increase in small group stop-loss of $8,480,000 due to higher premiums and higher claims, an increase in direct occupational accident of $1,620,000 due to higher premiums and higher claims, an increase in pet of $2,029,000 due to higher premiums, and an increase in assumed international health of $1,938,000 due to higher premiums assumed, offset by a decrease in direct and assumed major medical of $9,611,000 due to lower premiums, and a decrease in direct medical stop-loss of $4,463,000 due to lower premiums.

Selling, General and Administrative.  Selling, general and administrative expenses increased $6,658,000 from 2014 to 2015.  Excluding expenses related to GAF, totaling $5,694,000, total selling, general and administrative expenses decreased $964,000.  The decrease is due to lower expenses of $4,116,000 at HIO due to lower referral expenses, lower profit commission expense at Independence American of $1,247,000, lower expenses of $90,000 at IPA, and lower expenses of $870,000 at Specialty benefits, offset by higher commission expense of $622,000 and underwriting expense of $1,875,000 at Independence American due to higher premiums and a change in the mix of business, higher expenses of $2,313,000 at Risk Solutions primarily due to higher salary expense relating to an increase in sales, higher legal expenses of $500,000 due to litigation with regards to our pet business, bad debt expenses of $640,000 due to a write off of an uncollectable loan, and higher expenses of $1,318,000 at IPAD due to an increase in salary and operating expenses corresponding to the increase in sales.

Amortization and Depreciation.  Amortization and depreciation expense decreased $87,000 from 2014 to 2015.

Income Taxes.  The provision for income taxes increased $3,497,000 to $2,695,000, an effective rate of 43.3%, for 2015, compared to a tax benefit of $802,000, an effective rate of -18.0%, for 2014.  Net income for 2015 and 2014 includes a non-cash provision for federal income taxes of $2,052,000 and $1,647,000, respectively.  In 2014, the Company further reduced the valuation allowance relating to the deferred tax asset by $2,500,000, which caused a corresponding increase in such deferred tax asset.  The valuation allowance relates to the probability that AMIC might not be able to fully utilize its prior tax year federal net operating loss carryforwards ("NOLs").   For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.  Excluding the $2,500,000 reduction in the valuation allowance relating to the deferred tax asset, the effective tax rate was 38.2% for 2014.  The state tax effective rate increased to 2.7% for 2015, compared to 0.3% for 2014.

Net Income attributable to the non-controlling interest.  Net income attributable to the non-controlling interest increased $189,000 from 2014 to 2015, due to higher income at HIO and GAF.  The net income for the year ended December 31, 2015 relates to the 49% non-controlling interest in HIO, the 20% non-controlling interest in GAF, and the 8% non-controlling interest in IPAD.  The net income for the year ended December 31, 2014 relates to the 49% non-controlling interest in HIO, the 10% non-controlling interest in IPA Family, and the 8% non-controlling interest in IPAD.

Net Income attributable to American Independence Corp.  The net income attributable to the Company decreased to $3,529,000, or $.44 per share, diluted, for 2015, compared to $5,250,000, or $.65 per share, diluted, for 2014.

Results of Operations for the Year Ended December 31, 2014, compared to the Year Ended December 31, 2013

				Insurance
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

				Insurance
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

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our other subsidiaries to pay dividends to its parent company.  For the twelve months ended December 31, 2015, Independence American and our Agencies paid $3,423,000 in dividends and $1,515,000 in tax payments to Corporate.

Corporate utilizes cash primarily for the payment of general overhead expenses, to make acquisitions, and common stock repurchases.

Cash Flows

The Company had $5.8 million and $4.6 million of cash and cash equivalents as of December 31, 2015 and December 31, 2014, respectively.

For the year ended December 31, 2015, operating activities provided the Company with $16.6 million of cash, whereas $14.7 million of cash was utilized by investing activities primarily due to higher net purchases of fixed maturity securities.  Financing activities utilized $0.7 million for the period due to payments made on debt, and the purchase of the remaining non-controlling ownership interest in IPA Family.

At December 31, 2015 and 2014, the Company had $21,735,000 and $18,881,000 of restricted cash, respectively.  These amounts are directly offset by corresponding liabilities for Premium and Claim Funds Payable.  The amount decreased $2,854,000 due to the timing of paid claims during the year.  This asset, in part, represents the premium that is remitted by the insureds and is collected by Risk Solutions on behalf of the insurance carriers they represent.  Each month the premium is remitted to the insurance carriers by Risk Solutions.  Until such remittance is made the collected premium is carried as an asset on the balance sheet with a corresponding payable to each insurance carrier.  In addition to the premium being held at Risk Solutions, Risk Solutions is in possession of cash to pay claims.  The cash is deposited by each insurance carrier into a bank account that Risk Solutions can access to reimburse claims in a timely manner.  The cash is used by Risk Solutions to pay claims on behalf of the insurance carriers they represent.

At December 31, 2015, the Company had $43,764,000 of policy benefits and claims that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's policy benefits and claims does not coincide with future cash flows.

The chart below reflects the maturity distribution of AMIC’s contractual obligations at December 31, 2015 (in thousands):

	Net			Policy
	Operating		Interest	Benefits
	Leases	Debt	On Debt	and Claims	Total

2016	$1,017	$1,073	$60	$43,344	$45,494
2017	820	1,171	36	45	2,072
2018	750	945	3	33	1,731
2019	207	-	-	31	238
2020	10	-	-	30	40
2021 and
thereafter	-	-	-	281	281
Total	$2,804	$3,189	$99	$43,764	$49,856

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $14,037,000 to $93,173,000 at December 31, 2015 from $79,136,000 at December 31, 2014, due to higher net purchases of fixed maturity securities.

The Company had receivables from reinsurers of $4,950,000 at December 31, 2015.  All of the business ceded to such reinsurers is of short-duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at December 31, 2015.

The Company's future policy benefits and claims by line of business are as follows (in thousands):

	Total Future Policy Benefits and Claims
	December 31,	December 31,
	2015	2014

Medical Stop-Loss	$23,257	$15,929
Fully Insured Health	18,495	15,742
Group Disability	2,012	1,945

	$43,764	$33,616

The increase in total policy benefits and claims of $10,148,000 is primarily attributable to an increase in premiums written for assumed stop-loss, assumed international medical business, occupational accident, small group stop-loss, and pet health, offset by a decrease in direct stop-loss and major medical business.

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

The $3,830,000 increase in AMIC’s stockholders' equity is primarily due to net income of $3,529,000 and a $338,000 capital adjustment relating to the acquisition of a 9% ownership interest in IPA Family.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  Although the Company's gross unrealized losses on available-for-sale securities totaled $875,000 at December 31, 2015, approximately 99.6% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  At December 31, 2015, approximately 0.4% (or $359,000) of the carrying value of fixed maturities was invested in non-investment grade fixed maturities (consisting of one commercial mortgage obligation) (investments in such securities have different risks than investment grade securities, including greater risk of loss upon default, and thinner trading markets).  The Company does not have any non-performing fixed maturity investments at December 31, 2015.

Certain fixed maturities, primarily municipal obligations, in our investment portfolio are insured by financial guaranty insurance companies.  The insurance, however, does not enhance the credit ratings on these securities.  The following table summarizes the credit quality of our fixed maturity portfolio, as rated, at December 31, 2015:

Bond Ratings	As Rated %

AAA	14.1%
AA	59.6%
A	23.4%
BBB	2.5%

Total Investment Grade	99.6%

BB or lower	0.4%

Total Fixed Maturities	100%

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

The Company reviews its investments regularly and monitors its investments continually for impairments as discussed in Note 1 (I) (v) of the Notes to Consolidated Financial Statements.  The Company did not record an other-than-temporary impairment loss for the years ended December 31, 2015 and 2014.  At December 31, 2015, the Company did not own securities in which the carrying value was less than 80% of their amortized cost.

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at December 31, 2015.  In 2015, the Company experienced an increase in net unrealized losses of $43,000, which decreased stockholders' equity by $43,000 (reflecting net unrealized losses of $197,000 at December 31, 2015 compared to net unrealized losses of $154,000 at December 31, 2014).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

OUTLOOK

For 2016, we anticipate:

•

A significant decrease in premiums and earnings due to exiting the medical stop-loss business as a result of the closing of the Risk Solutions Sale and Coinsurance Transaction.

•

Continued significant increase in specialty health premiums (including short-term and supplemental health products, such as dental, short-term medical, critical illness and occupational accident products), and continued decrease in major medical premiums, which is in run-off.  Increasing emphasis on direct-to-consumer and career advisor distribution initiatives as we believe this will be a growing means for selling health insurance in the coming years, and accompanying start-up costs of expanding our sales through our call center, career model (including our newly launched Aspira A Mas outreach to the Hispanic community) and transactional websites.

•

Increasing retention in our group disability lines of business.  In 2016, we expect a continuation of the increase in group long-term and short-term disability products driven by higher retention amounts and a full year of premiums generated by a relatively new distribution partnership.

•

Continued evaluation of strategic transactions.  As a result of the sale of Risk Solutions, we have significant cash.  We plan to redeploy some of this cash in making investments and acquisitions to bolster existing or new lines of business.  Specialty Benefits has made one such investment in a call center which will begin writing substantially all of its specialty health business with carriers affiliated with IHC.  We are currently negotiating several similar transactions.

•

Continued focus on administrative efficiencies.

•

IHC Initiating the process to take AMIC private.

On March 31, 2016, IHC and its subsidiary Independence American Holdings Corp. sold the stock of Risk Solutions.  In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was co-insured by Westport as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements.  This transaction resulted in a gain on the sale estimated at approximately $114 million.  As a result of the transaction, AMIC is highly liquid and has excess capital, however, its Medical Stop-Loss line of business will be in run-off, which will have a negative impact on future earnings.

The Sale is not part of a going-private transaction for the Company.  Although the board of directors of IHC has preliminarily determined to take the steps necessary to take AMIC private in 2016, neither the Sale nor any such going-private transaction (should the board of directors of IHC ultimately determine to take AMIC private) is connected with, or contingent upon, the other.

Our results depend on the adequacy of our product pricing, our underwriting, the accuracy of our reserving methodology, returns on our invested assets, and our ability to manage expenses.  We will also need to be diligent with the increased rate review scrutiny to effect timely rate changes and will need to stay focused on the management of medical cost drivers as medical trend levels cause margin pressures.  Therefore, factors affecting these items, as well as unemployment and global financial markets, may have a material adverse effect on our results of operations and financial condition.

Item 7A.

 Quantitative and Qualitative Disclosures About Market Risk

The Company manages interest rate risk by seeking to maintain an investment portfolio with a duration and average life that falls within the band of the duration and average life of the applicable liabilities.  Options may be utilized to modify the duration and average life of such assets.

The following summarizes the estimated pre-tax change in fair value (based upon hypothetical parallel shifts in the U.S. Treasury yield curve) of the fixed income portfolio (excluding redeemable preferred stocks of $374,000) assuming immediate changes in interest rates at specified levels at December 31, 2015:

	Change in Interest Rates
	200 basis	100 basis	Base	100 basis	200 basis
	point rise	point rise	scenario	point decline	point decline
Corporate securities	$33,395	$34,894	$36,386	$37,979	$38,514
Foreign government	984	1,035	1,089	1,149	1,170
CMO	646	656	667	676	676
U.S. Government obligations	7,279	7,502	7,734	7,957	7,976
Agency MBS	34	35	35	36	36
GSE	932	964	999	1,036	1,048
State & Political Subdivisions	31,952	35,755	37,649	39,486	41,990

Total Estimated fair value	$75,222	$80,841	$84,559	$88,319	$91,410

Estimated change in value	$(9,337)	$(3,718)		$3,760	$6,851

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

See Index to Consolidated Financial Statements and Schedules on page 54.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 (“the Exchange Act”) Rule 13a-15(f). The Company’s internal controls are designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, and in connection with this assessment, management believes that the Company’s internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

On April 30, 2015, the Company increased its ownership in Global Accident Facilities, LLC (“GAF”) from 40% to 80%.  Management excluded from its assessment of internal control over financial reporting GAF’s internal control over financial reporting. GAF constituted approximately 7.2% of total assets as of December 31, 2015, and approximately 1.9% of total revenues for the year ended December 31, 2015, which are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2015. The Company will incorporate GAF into its assessment of internal control over financial reporting in 2016.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that, as of December 31, 2015, the Company did not maintain an effective control environment, risk assessment process and process level controls over the financial reporting for income taxes. Specifically the Company:

•

Did not have sufficient tax accounting resources with adequate knowledge of the Company’s process and controls over financial reporting related to income taxes to effectively design, operate, and document controls over accounting for income taxes;

•

Did not have an adequate risk assessment process related to income tax accounting to identify and appropriately account for income taxes associated with significant, non-routine transactions; and

•

Did not have effective process level controls over completeness, existence, accuracy and disclosure of deferred tax balances.

These material weaknesses resulted in immaterial errors within the deferred tax balances in the Company’s December 31, 2015 Consolidated Balance Sheet and in the Statements of Changes in Stockholders’ Equity for the three-year period ended December 31, 2015. The immaterial errors were corrected before the issuance of our December 31, 2015 Form 10-K, and these corrections had no impact on the Consolidated

Statement of Income, the computations of basic and diluted earnings per share, the Consolidated Statements of Comprehensive Income or the Statements of Cash Flows for the years ended December 31, 2013, 2014 or 2015.

Remediation Plan

The Company intends to take steps during 2016 to remediate its material weaknesses in internal control over financial reporting for income taxes. The Company has begun and will continue:

•

Augmenting existing tax staff with additional skilled tax accounting resources and providing additional training to existing staff on the design and operation of tax related financial reporting and corresponding internal controls;

•

Enhancing risk assessment processes that operate over accounting for income taxes, with a particular focus on the tax accounting and disclosure for unusual and complex transactions; and

•

Reviewing the processes and controls in place to measure and record transactions related to tax accounting  to enhance the effectiveness of the design and operation of those controls.

The Company has begun to implement the remediation efforts described above; however until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Office (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the identification of material weaknesses in our internal control over financial reporting for income taxes, as discussed in “Management’s Report on Internal Control over Financial Reporting”, and our resulting inability to file this Annual Report on Form 10-K by March 30, 2016, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

Our Management, including the CEO and CFO, has not identified any change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2015, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their age, title, and biography as of April 30, 2016 are set forth below:

Name	Age	Title
Edward A. Bennett	69	Director
Teresa A. Herbert	54	Chief Financial Officer, Senior Vice President and Director
David T. Kettig	57	President and Director
Steven B. Lapin	70	Director
Myron M Picoult	74	Director
Ronald I. Simon	77	Director
James G. Tatum	74	Director
Roy T.K. Thung	72	Chief Executive Officer and Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Edward A. Bennett

Non-Executive Chairman of the Board since June 2001; from 2000 to 2001, a Partner of (212) Ventures, a venture capital firm dedicated to investing in infrastructure and wireless internet services and technologies; from 1997 until 2002, President and Chief Executive Officer of Bennett Media Collaborative, a new media, internet and technology consulting company; from June 1996 to June 1997, President and Chief Executive Officer of Prodigy Ventures, an internet/technology investment firm; from April 1995 to June 1996, President and Chief Executive Officer of Prodigy Services Corporation, an internet services company; from 1989 to 1994, President and Chief Executive Officer at VH-1 Networks; from 1979 to 1989, Executive Vice President and Chief Operating Officer of Viacom Cable.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Bennett should serve as one of AMIC’s directors are his extensive experience in the governance of technology companies (relevant to the Company’s online ventures), investments (relevant to the Company’s investment strategy), marketing, and growing successful organizations with entrepreneurial company cultures.

Teresa A. Herbert

For more than the past five years, Chief Financial Officer and Senior Vice President; for more than the past five years, Chief Financial Officer and Senior Vice President of Independence Holding Company (“IHC”), the majority shareholder of AMIC (“AMIC”); for more than the past five years, Vice President of Geneve Corporation (“Geneve”), a wholly owned subsidiary of Geneve Holdings, Inc. (“GHI”), a private diversified financial holding company that is a member of a group consisting of itself and certain of its affiliates that together hold the shares of common stock of IHC.

The experiences, qualifications, attributes or skills that led the Board to conclude that Ms. Herbert should serve as one of AMIC’s directors are her extensive financial and accounting experience with companies that have complex organizational structures and involve intercompany transactions.

David T. Kettig

Since February 2015, Chief Operating Officer, Executive Vice President and Acting General Counsel of IHC; since April 2009, Chief Operating Officer and Senior Vice President of IHC; since August 2013, President of AMIC; from April 2009 to March 2012, Chief Operating Officer and Senior Vice President of AMIC; since March 2011, a director of AMIC; for more than the past five years, President and a director of Independence American Insurance Company (“Independence American”); since March 2012, President and since May 2012, a director of Standard Security Life Insurance Company of New York (“Standard Security Life”).

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Kettig should serve as one of AMIC’s directors are described as follows:  Mr. Kettig has extensive experience in diverse, complex businesses and transactions, corporate governance, legal affairs, risk management, and insurance.

Steven B. Lapin

Since April 2011, a director of AMIC; for more than the past five years, Vice Chairman of the Board of Directors of IHC, the majority shareholder of AMIC; since March 2011, Chairman of the Board of Directors, Chief Executive Officer and President of Geneve, a wholly-owned subsidiary of GHI, a private diversified financial holding company that is a member of a group consisting of itself and certain of its affiliates that together hold the shares of common stock of IHC; for more than five years prior to March 2011, President, Chief Operating Officer and Director of Geneve; for more than five years prior to June 2015, President and a director of The Aristotle Corporation, a private company controlled by GHI; for more than the past five years, a director of Madison National Life Insurance Company, Inc. (“Madison National Life”), a wholly owned subsidiary of IHC; for more than the past five years, a director of Standard Security Life, a wholly owned subsidiary of IHC.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Lapin should serve as one of AMIC’s directors are his extensive experience in diverse and complex businesses and transactions, corporate governance of public companies, risk management, and insurance.

Myron M. Picoult

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

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Picoult should serve as one of AMIC’s directors are his extensive experience in investment banking and corporate finance

Ronald I. Simon

From August 1997 until April 1999, Chairman of the Board; from April 1999 to February 2001, Vice Chairman of the Board; from February 2001 through May 2001, Acting Chairman of the Board, Chief Executive Officer and Chief Financial Officer; since January 2003, Chairman of the Compensation Committee; since January 2005, a member of the Audit Committee; since 2011, Chairman of the Audit Committee; from May 1997 through April 2000, Executive Vice President and Chief Financial Officer, and from September 1999 to September 2001, a director, of Western Water Company, which owned and developed water rights in the western United States; from May 1999 through July 2002, when the company was acquired by Schering, AG, a director of Collateral Therapeutics, Inc., a developer of non-surgical gene therapy procedures for the treatment of cardiovascular diseases; from January 2006 through January 2009, a director of Cardium Therapeutics, a company formed to acquire and further develop the procedures originally developed by Collateral Therapeutics; from August 2001 through June 2002, Chief Financial Officer of Wingcast, Inc., a joint venture of Ford Motor Company and Qualcomm, Inc.; from April 2003 through April 2005, director of BDI Investment Corp., a closely held regulated investment company; from March 2003 through February 2006, a director of WFS Financial, Inc., one of the nation’s largest independent automobile finance companies; since August 2007, a director and member of the Audit and Compensation Committees, and Chairman of the Corporate Governance Committee, of Ellington Financial, LLC, a specialty finance company specializing in acquiring and managing mortgage-related assets; since May 2013, a director and member of the Audit and Compensation Committees, and Chairman of the Corporate Governance Committee, of Ellington Residential Mortgage REIT.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Simon should serve as one of AMIC’s directors are his extensive experience in finance and senior management, and in growing successful organizations with entrepreneurial company cultures.

James G. Tatum

Since March 2011, a member of the Audit Committee; since 2000, a director of IHC, the majority shareholder of AMIC; since June 2002, Chairman of the Audit Committee of IHC; for more than the past five years, member of the Compensation Committee of IHC; for more than the past five years, a director of Standard Security Life, a wholly owned subsidiary of IHC; for more than the past five years, sole proprietor of J. Tatum Capital, LLC, a registered investment advisor located in Birmingham, Alabama, managing funds primarily for individual and trust clients; for more than twenty-five years, Chartered Financial Analyst.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Tatum should serve as one of AMIC’s directors are his extensive executive experience in major organizations and valuable expertise with financial issues, risk management and oversight.

Roy T.K. Thung

From November 2002 until March 2012, Chief Executive Officer and President; since March 2012, Chief Executive Officer; since March 2011, Chief Executive Officer, President and Chairman of the Board of Directors of IHC, the majority shareholder of AMIC; since January 2000, Chief Executive Officer of IHC; since July 1999, President of IHC; for more than five years prior to July 1999, Executive Vice President and Chief Financial Officer of IHC; for more than the past five years, Executive Vice President of Geneve, a wholly owned subsidiary of GHI, a private diversified financial holding company that is a member of a group consisting of itself and certain of its affiliates that together hold the shares of common stock of IHC; for more than the past five years, Chief Executive Officer and Chairman of the Board of Standard Security Life, a wholly owned subsidiary of IHC; for more than the past five years, Chairman of the Board of Madison National Life, a wholly owned subsidiary of IHC.

The experiences, qualifications, attributes or skills that led the Board to conclude that Mr. Thung should serve as one of AMIC’s directors are his extensive experience in diverse and complex businesses and transactions, including those involving public companies in the insurance industry.

Family Relationships

None.

Corporate Governance Documents

In furtherance of its longstanding goals of providing effective governance of AMIC’s business and affairs for the long-term benefit of stockholders and promoting a culture and reputation of the highest ethics, integrity and reliability, the Board has adopted:

•

a Code of Business Ethics that applies to AMIC’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, principal accounting officers or controller and other Company employees performing similar functions (the “Code of Ethics”);

•

a Corporate Code of Conduct that applies to all employees, officers and directors of AMIC and its subsidiaries and affiliates (the “Code of Conduct”); and

•

written charters for its Audit Committee and Compensation Committees (collectively, the “Charters”).

The Code of Ethics, Code of Conduct, and the Charters can be found on AMIC’s website at www.americanindependencecorp.com, and are also available in print to any stockholder who requests them.  The information on AMIC’s website, however, is not incorporated by reference in, and does not form part of, this annual report.  The Board does not anticipate modifying the Code of Ethics or the Code of Conduct, or granting any waivers to either, but were any such waiver or modification to occur, it would promptly be disclosed on AMIC’s website.

Audit Committee Financial Expert

The Board has determined that at least one member of the Audit Committee, namely Mr. Simon, qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii)of Regulation S-K promulgated by the SEC.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

Committees

The Board has a standing Audit Committee and Compensation Committee, each of which consists entirely of non-employee directors who satisfy the independence requirements under the NASDAQ Rules and applicable SEC rules and regulations.  AMIC does not have a standing nominating committee, as explained above.  Committee memberships are as follows:

Audit Committee

Compensation Committee

Mr. Ronald I. Simon (Chairman)

Mr. Ronald I. Simon (Chairman)

Mr. Edward A. Bennett

Mr. Myron M. Picoult

Mr. Myron M. Picoult

Mr. James G. Tatum

Audit Committee.  The principal functions of the Audit Committee are to: (i) select an independent registered public accounting firm; (ii) review and approve management’s plan for engaging AMIC’s independent registered public accounting firm during the year to perform non-audit services, and consider what effect these services will have on the independence of AMIC’s independent registered public accounting firm; (iii) review AMIC’s annual financial statements and other financial reports that require approval by the Board; (iv) oversee the integrity of AMIC’s financial statements, AMIC’s systems of disclosure controls and internal controls over financial reporting, and AMIC’s compliance with legal and regulatory requirements; (v) review the scope of audit plans of AMIC’s internal audit function and independent registered public accounting firm and the results of their audits; and (vi) evaluate the performance of AMIC’s internal audit function and independent registered public accounting firm.

The Audit Committee and the Board have determined that each member of the Audit Committee is financially literate and Mr. Simon qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

Compensation Committee.  The Compensation Committee assists the Board in fulfilling its responsibilities with regard to compensation matters, is responsible for determining or ratifying (as the case may be) the compensation of AMIC’s executive officers, and administers AMIC’s 2009 Stock Incentive Plan.  During 2015, no compensation was directly paid by AMIC to the Chief Executive Officer or other executive officers, and all amounts paid by AMIC with respect to any services received from these individuals were paid to Independence Holding Company pursuant to the terms of a service agreement, as more fully described under the heading “Certain Relationships and Related Transactions” on page 51.

The Compensation Committee exercises sole authority to determine and approve the Chief Executive Officer’s compensation level.  Management’s recommendations as to the form and level of compensation of AMIC’s other executive officers are subject to the approval of the Compensation Committee.  The Compensation Committee has not retained a compensation consultant.

Attendance at Annual Meeting of Stockholders

Each AMIC director is expected to be online for the Annual Meeting of Stockholders.  At last year’s annual meeting, every AMIC director attended in person or by teleconference.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

“Say-on-Pay” and “Say-on-Frequency”

The Compensation Committee considered the voting results of the advisory, non-binding “say-on-pay” vote at AMIC’s 2014 Annual Meeting of Stockholders in connection with the discharge of its responsibilities.  AMIC’s stockholders expressed their support of the compensation for our CEO, CFO and the three other most-highly compensated officers in respect of 2013, with a substantial majority of the votes cast voting to approve the compensation of AMIC’s named executive officers described in AMIC’s 2014 proxy statement.  Following the Compensation Committee’s review and consideration of this stockholder support, as well as the other factors discussed in more detail below, we determined to make no changes to our approach to executive compensation.

At AMIC’s 2011 Annual Meeting of Stockholders, a majority of AMIC’s stockholders voted for “say-on-pay” proposals to occur every three years.  In light of this voting result on the frequency of “say-on-pay” proposals, the Board decided that AMIC will present “say-on-pay” proposals every three years until the next required vote on the frequency of stockholder votes on named executive officer compensation.  Accordingly, we held such a vote at our 2014 Annual Meeting of Stockholders and we currently expect to hold the next “say-on-pay” vote at AMIC’s 2017 Annual Meeting of Stockholders.  We currently expect the next stockholder vote on the frequency of stockholder votes on named executive officer compensation to also occur at AMIC’s 2017 Annual Meeting of Stockholders.

Compensation

Salary

During 2015, all salary paid to AMIC’s executive officers was paid by IHC and no salary was paid by AMIC.  All amounts paid by AMIC with respect to any services received from these individuals were paid to IHC pursuant to the terms of a service agreement, as more fully described under the heading “Certain Relationships and Related Transactions” on page 51.  Salary reported in the Summary Compensation Table beginning on page 47 represents the portion of executive officers’ total IHC-paid salary that is allocated to AMIC under the service agreement.

Equity Awards

AMIC’s 2009 Stock Incentive Plan (the “Plan”) provides the opportunity for the Compensation Committee to make equity incentive awards to, among others, AMIC’s executive officers.  The types of equity awards that may be granted under the Plan are:  (i) stock options; (ii) share appreciation rights (“SARs”); (iii) restricted shares, restricted share units (which represents the right to receive shares of stock upon the completion of a vesting schedule) and unrestricted shares; (iv) deferred share units; and (v) performance and cash-settled awards.  The Compensation Committee determines the type and amount of the award with reference to factors that include the present value of the award relative to the executive officer’s salary and anticipated cash bonus, the anticipated importance of the executive’s position to AMIC’s future results, and the size of the executive’s total compensation relative both to other executives within AMIC and to compensation levels at other companies.

Within the limitations of the Plan, the Compensation Committee may modify an award to (i) accelerate the rate at which an option or SAR may be exercised (including, without limitation, permitting an option or SAR to be exercised in full without regard to the required installment or vesting provisions, or whether the option or SAR is at the time exercisable); (ii) accelerate the vesting of any award or (iii) to extend or renew outstanding awards or to accept the cancellation of outstanding awards to the extent not previously exercised. Notwithstanding the foregoing provision, no modification of an outstanding award can materially and adversely affect the grantee’s rights thereunder unless either (i) the grantee provides written consent or (ii) before a Change in Control (as defined in the Plan), the Compensation Committee determines in good faith that the modification is not materially adverse to the grantee.

Options

Incentive stock options (“ISOs”) and non-incentive stock options (“Non-ISOs”) may be granted under the Plan.  The Compensation Committee may, in its sole discretion, allow an unvested option to be exercised, in which case the shares then issued are restricted shares having analogous vesting restrictions to the unvested option.

If elected by the grantee of an option, the Compensation Committee may cancel an option in exchange for a payment in cash, cash equivalents, new awards, or shares, at such time and on such terms and conditions as the Compensation Committee may establish in its sole discretion; provided, however, that the per share exercise price of any option cancelled shall not be greater than the closing price per share on the NASDAQ Capital Market on the grant date (“Fair Market Value”) of a share on such date unless the terms of the cancellation of such option are approved by the stockholders of the Company. In addition, if the Fair Market Value for shares subject to an option is more than 33% below their exercise price for more than 30 consecutive business days, the Compensation Committee may unilaterally terminate and cancel the option and pay cash or grant a new award that has (i) a value equal to that of the vested portion of the option being cancelled and (ii) vesting terms not less favorable than the option being cancelled.

Each of AMIC’s named executive officers holds stock options having varying exercise prices and expiration dates (based on the date granted).  Please see the information set forth in the tables below for additional information.  AMIC does not have a target level of stock ownership applicable to any of its employees, including, without limitation, the named executive officers.

Share Appreciation Rights (SARs)

The Compensation Committee may grant SARs either concurrently with the grant of an option or with respect to an outstanding option (in which case the SAR will extend to all or a portion of the shares covered by the related option).  The per share exercise price of a SAR cannot be less than 100% of the Fair Market Value.

Restricted Shares, Restricted Share Units and Unrestricted Shares

The Compensation Committee establishes the number of shares deliverable or subject to the award (which number may be determined by a written formula), and the period or periods of time at the end of which all or some restrictions will lapse, and unrestricted shares or cash is delivered in settlement of the award.  Such restrictions may include, without limitation, restrictions concerning voting rights and transferability, and may lapse separately or in combination at such times and pursuant to such circumstances or based on such criteria as selected by the Compensation Committee, including, without limitation, criteria based on (i) the duration of employment, (ii) individual, group, or divisional performance criteria, (iii) Company performance and/or (iv) other criteria selection by the Compensation Committee. The Compensation Committee may grant restricted shares and restricted share units with or without the requirement for payment of cash or other consideration.  In addition, the Compensation Committee may grant awards in the form of unrestricted shares which vest in full upon the grant date or such other date as the Compensation Committee may determine or which the Compensation Committee may issue pursuant to a program, if any, under which unrestricted shares may be granted in lieu of cash bonuses that would otherwise be paid.

The receipt of all or a percentage of the shares issuable upon the vesting of a restricted share unit award may be deferred at the election of the grantee.  If so elected, the Company will credit the shares and any associated dividends and interest to a deferred share unit account on the date such shares would otherwise have been delivered.

Deferred Share Units

The Compensation Committee may permit any director, consultant or member of a select group of management or highly compensated employees to irrevocably elect to forego the receipt of cash or other compensation (including shares), and in lieu thereof to have AMIC credit to an internal Plan account a number of deferred share units having a Fair Market Value equal to the shares and other compensation deferred.

Performance Awards

The Compensation Committee may in its discretion grant performance units that have substantially the same financial benefits and other terms and conditions as options, SARs, restricted share units or deferred share units, but are settled only in cash.  At any time prior to the date that is at least six months before the close of a performance period (or shorter or longer period that the Compensation Committee selects), the Compensation Committee may permit a grantee who is a member of a select group of management or highly compensated employees to irrevocably elect to defer the receipt of all or a percentage of the cash or shares that would otherwise be transferred to the grantee upon the vesting of a performance award.

Termination, Rescission, Recapture and Recoupment of Awards

Each award under the Plan granted to an employee is intended to align such employee’s long-term interest with those of AMIC.  Therefore, if the employee discloses confidential or proprietary information of AMIC, provides services to a competitor of AMIC, solicits a non-administrative employee of AMIC, or has engaged in activities which conflict with AMIC’s interests (including any breaches of fiduciary duty or the duty of loyalty), the employee is acting contrary to AMIC’s long-term interests.  Accordingly, except as otherwise expressly provided in an award agreement, AMIC may terminate any outstanding, unexercised, unexpired, unpaid, or deferred awards, rescind any exercise, payment or delivery pursuant to the award, or recapture any common stock (whether restricted or unrestricted) or proceeds from the employee’s sale of shares issued pursuant to the award.  Notwithstanding the foregoing, AMIC may, in its sole and absolute discretion, choose not to terminate, rescind or recapture upon the occurrence of any of the foregoing events.

The Compensation Committee may in its sole and absolute discretion, without obtaining the approval or consent of the Company’s stockholders or of any grantee, require that the Company be reimbursed for all or any portion of any awards granted under the Plan, or the Compensation Committee may require the termination or rescission of, or the recapture associated with, any award, if and to the extent: (i) the granting, vesting, or payment of such award (or portion thereof) was predicated upon the achievement of certain financial results that were subsequently the subject of a material financial restatement; (ii) in the Compensation Committee’s view, the grantee either benefited from a calculation that later proves to be materially inaccurate, or engaged in fraud or misconduct that caused or partially caused the need for a material financial restatement by the Company or any affiliate; and  (iii) a lower granting, vesting, or payment of such award would have occurred based upon the conduct described in clause (ii) of this sentence.

In each above instance, the Compensation Committee may require reimbursement, termination or rescission of, or recapture relating to, any award; provided that the Company will not seek reimbursement, termination or rescission of, or recapture relating to, any such awards that were paid or vested more than three years prior to the first date of the applicable restatement period.

Tax Treatment of Compensation

The Patient Protection and Affordable Care Act amended the Tax Code to add Section 162(m)(6), which limits the amount that certain health care insurers, including the Company, may deduct for tax years starting after 2012. Section 162(m)(6) limits the tax deduction to $500,000 per individual, and makes no exception for performance-based compensation or commissions. In addition, the limit applies to compensation, including deferred compensation, paid to all current and former employees and most independent contractors, not just to compensation paid to a narrow group of current top executives. The rule became effective for employer tax years beginning after December 31, 2012. Consequently, the Company is limited to a $500,000 deduction for compensation paid to each named executive officer.

Section 162(m)(1) of the Tax Code limits the amount a publicly-held corporation may deduct for compensation paid to the CEO and certain named executive officers to $1 million per year per executive, makes an exception for performance-based compensation and commissions, and excludes the compensation paid to former covered executives once they are no longer covered. Since the Company is subject to Section 162(m)(6), the performance-based exclusion available under Section 162(m)(1) is not available to the Company.

Summary Compensation Table

The following table lists the annual compensation for AMIC’s CEO, CFO and its two other most highly compensated executive officers in 2014 for the years 2014, 2013 and 2012.  During fiscal year 2014, no compensation was paid by AMIC to any of its executive officers, and all amounts paid by AMIC with respect to any services received from these individuals were paid to Independence Holding Company (“IHC”) pursuant to the terms of a service agreement, as more fully described under the heading “Certain Relationships and Related Transactions” on page 51.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Roy T.K. Thung	2015	97,500(1)	-	-	-	-	-	97,500
Chief Executive Officer	2014	95,700(2)	-	-	-	-	-	95,700
	2013	101,700(3)	-	-	-	-	-	101,700

Ms. Teresa A. Herbert	2015	58,200(1)	-	-	-	-	-	58,200
Chief Financial Officer and Senior Vice President	2014	58,050(2)	-	-	-	-	-	58,050
	2013	60,450(3)	-	-	-	-	-	60,450

Mr. David T. Kettig	2015	66,129(1)	-	-	-	-	-	66,129
President(4)	2014	47,747(2)	-	-	-	-	-	47,747
	2013	34,741(3)	-	-	-	-	-	34,741

(1)

During fiscal year 2015, all salary paid to AMIC’s executive officers was paid by IHC and no salary was paid by AMIC.  All amounts paid by AMIC with respect to any services received from these individuals were paid to IHC pursuant to the terms of a service agreement — see “Certain Relationships and Related Transactions.”  The salary listed represents the portion of the executive officer’s total IHC-paid salary that is allocated to AMIC under the service agreement.  The salary listed is included in the salary listed in the Summary Compensation Table found in IHC’s annual report on Form 10-K for the year ended December 31, 2015, as applicable.

(2)

During fiscal year 2014, all salary paid to AMIC’s executive officers was paid by IHC and no salary was paid by AMIC.  All amounts paid by AMIC with respect to any services received from these individuals were paid to IHC pursuant to the terms of a service agreement — see “Certain Relationships and Related Transactions.”  The salary listed represents the portion of the executive officer’s total IHC-paid salary that is allocated to AMIC under the service agreement.  The salary listed is included in the salary listed in the Summary Compensation Table found in IHC’s annual report on Form 10-K for the year ended December 31, 2015, as applicable.

(3)

During fiscal year 2013, all salary paid to AMIC’s executive officers was paid by IHC and no salary was paid by AMIC.  All amounts paid by AMIC with respect to any services received from these individuals were paid to IHC pursuant to the terms of a service agreement — see “Certain Relationships and Related Transactions.”  The salary listed represents the portion of the executive officer’s total IHC-paid salary that is allocated to AMIC under the service agreement.  The salary listed is included in the salary listed in the Summary Compensation Table found in IHC’s annual report on Form 10-K for the year ended December 31, 2015, as applicable.

(4)

Mr. Kettig was appointed President of AMIC on August 2, 2013 and as its Acting General Counsel on February 2, 2015.

Outstanding Equity Awards at Fiscal Year-End

None of the named executive officers hold unexercised stock options or unvested shares of restricted stock as of December 31, 2015.

Compensation Committee Report

The Compensation Committee assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible for determining and approving the compensation of AMIC’s executive officers.  The Compensation Committee has sole authority to determine the compensation for AMIC’s Chief Executive Officer.  The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this annual report with management, including AMIC’s Chief Executive Officer and AMIC’s Chief Financial Officer.  Based on this review and discussion, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” section be incorporated by reference in this annual report.

Compensation Committee Members

Mr. Ronald I. Simon, Chairman

Mr. Myron M. Picoult

Compensation Risk Assessment

The Compensation Committee has considered the Company's compensation policies and practices and concluded that they did not need to be modified.

Potential Payments to Named Executive Officers

Under the terms of AMIC’s stock incentive plans, the Compensation Committee is obligated to make appropriate provision for the holders of awards thereunder in the event of a change in control of AMIC or similar event.  The specifics of such an occurrence cannot be anticipated, and thus the prospective effect upon AMIC cannot reliably be quantified.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2015 with respect to compensation plans under which shares of AMIC common stock may be issued.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity compensation plans approved by security holders	71,558	8.88	6,490,553

DIRECTORS’ COMPENSATION

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity.  AMIC does not pay management directors for board service in addition to their regular employee compensation.  The Compensation Committee has the primary responsibility for reviewing and considering any revisions to director compensation.  Messrs. Thung, Kettig and Lapin and Ms. Herbert have waived all compensation for their service as directors, including the option grants described below.

During 2016, each outside (independent) director will be paid:

•

an annual retainer of $35,500;

•

$2,000 per meeting date for each date on which such director attends one or more meetings of the Board or its committees;

•

$2,500 for service as chairman of the Board;

•

$7,500 for service as chairman of the Audit Committee; and

•

$2,500 for service as chairman of the Compensation Committee.

Equity Award

Pursuant to the Automatic Option Grant Program under the 1998 Stock Incentive Plan, each individual elected or appointed as a non-employee Board member was, and pursuant to the Automatic Option Grant Program under the 2009 Stock Incentive Plan, each individual elected or appointed as a non-employee Board member will be, automatically granted, on the date of such initial election or appointment, a non-statutory option to purchase 6,667 shares of AMIC’s common stock, provided that the individual has not previously been in the employ of AMIC (or any parent or subsidiary of AMIC). In addition, each such individual will automatically be granted one or more additional non-statutory options for 6,667 shares of common stock, with the first such additional 6,667-share option grant to be made at the annual stockholders meeting which is held in the third calendar year after the calendar year in which he received the initial 6,667-share grant, and each such additional 6,667-share grant to be made at every third annual stockholders meeting held thereafter for so long as such individual continues to serve as a non-employee Board member. Each such option will have an exercise price per share equal to 100% of the fair market value per share of AMIC’s common stock on the option grant date and a maximum term of ten years measured from the grant date.  Each such option will be immediately exercisable for all applicable option shares, and the shares subject to each automatic option grant will vest in six successive equal semi-annual installments upon the optionee’s completion of each six months of Board service over the thirty-six month period measured from the option grant date.

Director Summary Compensation

The following table summarizes compensation paid to the Independent Members during 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($)	Total ($)
Mr. Edward A. Bennett (Chairman)	48,000	---	48,000
Mr. Myron M. Picoult	45,500	---	45,500
Mr. Ronald I. Simon	55,500	---	55,500
Mr. James G. Tatum	45,500	---	45,500

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors and Executive Officers

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned based on 8,118,551 issued and outstanding shares of common stock as of April 30, 2016 by: (i) each of our directors, and (ii) each of our named executive officers.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities.  Other than as described in the notes to the table, we believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them.  All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of the date above, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

The address of each individual named below is c/o AMIC at 485 Madison Avenue, 14th Floor, New York, New York 10022.

Name	Number of Shares	Percent of Class
Edward A. Bennett	25,001	*
Teresa A. Herbert	-	-
David T. Kettig	-	-
Steven B. Lapin	-	-
Myron M. Picoult	18,779	*
Ronald I. Simon	17,779	*
James G. Tatum	9,445	*
Roy T. K. Thung	-	-
All directors, nominees for director and executive officers as a group (8 persons)	7,004	0.87%

* Represents less than 1% of the outstanding common stock.

Significant Stockholders

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned based on 8,118,551 issued and outstanding shares of common stock as of the date above by certain persons known by AMIC to own beneficially more than five percent of the outstanding shares of AMIC common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities.  Other than as described in the note to the table, we believe that the entity named in the table has sole voting and investment power with respect to shares beneficially owned by it.  All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of the date above, which are deemed outstanding and beneficially owned by such person for purposes of computing its percentage ownership, but not for purposes of computing the percentage ownership of any other person.

	Number of Shares	Percent of Class
Independence Holding Company (1)	7,423,151	91.43%

(1)

Includes 4,622,356 shares of common stock that may be deemed to be beneficially owned by Madison Investors Corp. (“MIC”), a wholly owned subsidiary of Independence Holding Company (“IHC”).  The business address of IHC and MIC is 96 Cummings Point Road, Stamford, CT 06902.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

As a company listed on the NASDAQ Capital Market, AMIC adopts and uses the definition of independence set forth in the rules applicable to companies listed on the NASDAQ Capital Market (the “NASDAQ Rules”).  The Board has determined that three directors (Messrs. Bennett, Picoult and Simon, collectively, the “Independent Members”) meet such definition of independence.  Messrs. Thung, Kettig, Lapin and Tatum and Ms. Herbert are not independent under such definition.  For each independent director, after reasonable investigations and in reliance on representations made by such independent director to AMIC, the Board believes that there is no transaction, relationship or arrangement with any such director that is not disclosed in this annual report under the caption “Certain Relationships and Related Transactions.”

Compensation Committee Interlocks and Insider Participation

Messrs. Simon and Picoult served on the Compensation Committee during fiscal year 2015.

Transactions with Related Persons

With Independence Holding Company (“IHC”)

IHC and its wholly owned subsidiary beneficially owned in the aggregate approximately 92% of AMIC’s common stock as of December 31, 2015.

Independence American Insurance Company, a wholly owned subsidiary of AMIC, has reinsurance treaties with insurance company subsidiaries of IHC pursuant to which these subsidiaries cede premiums to Independence American.  For the year ended December 31, 2015, Independence American assumed premiums of $82,250,000 under these treaties.

A subsidiary of AMIC earns fees relating to premiums it writes on behalf of IHC’s insurance company subsidiaries.  These fees amounted to $17,306,000 for 2015.

AMIC and IHC and certain of their respective subsidiaries entered into service agreements pursuant to which one party may charge the other on an hourly or cost basis for services provided by employees of one party to the other.  AMIC paid IHC $765,000 during 2015 under these agreements.  See Note 11 of the Notes to Consolidated Financial Statements in this annual report.

Review, Approval or Ratification of Transactions with Related Persons

Under Section 5630(a) of the NASDAQ Rules, AMIC is required to conduct an appropriate review on an ongoing basis of all transactions disclosable pursuant to Item 404 of Regulation S-K promulgated by the SEC under the caption “Transactions with Related Persons” for potential conflict of interest situations, and all such transactions must be approved by the Audit Committee or another independent body of the Board.

AMIC’s governance documents specifically prohibit various conflict of interest situations and impose disclosure requirements in connection with any potential conflicts of interest.

The Audit Committee has reviewed and approved each of the related party transactions set forth above.  AMIC is not aware of any transaction reportable under paragraph (a) of Item 404 of Regulation S-K, in respect of 2015, that was not so reviewed and approved.

Item 14.   Principal Accounting Fees and Services

AUDIT AND NON-AUDIT FEES

The following table sets forth fees for services KPMG provided to AMIC during 2015 and 2014:

	2015	2014
Audit fees	$216,000	$216,000
Audit-related fees		48,000
Tax Fees		--
All other fees		--
Total	$216,000	$264,000

•

Audit Fees.  Represents fees for professional services provided for the audit of AMIC’s annual financial statements and the review of AMIC’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.  The fees for 2015 may increase as a result of the review of matters relating to AMIC’s estimate of deferred tax assets and liabilities.

•

Audit-related Fees.  Represents fees for professional services provided for work performed as a result of AMIC’s election to implement change in control (“Pushdown Accounting”) in the second quarter of 2014.

Before AMIC’s independent registered public accounting firm is engaged by AMIC or any of its subsidiaries to render any audit or non-audit services, such engagement must first be approved by the Audit Committee of the Board.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) (1) and (2)

See Index to Consolidated Financial Statements and Schedules on page 54.

(a) (3) EXHIBITS

See Exhibit Index on page 100.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 3, 2016.

AMERICAN INDEPENDENCE CORP.

Signature

/s/ Roy T.K. Thung	Chief Executive Officer
(Roy T.K. Thung)	(Principal Executive Officer)

/S/ Teresa A. Herbert	Chief Financial Officer and Senior Vice President
(Teresa A. Herbert)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth below on June 3, 2016.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

We have audited the accompanying consolidated balance sheets of American Independence Corp. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Independence Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

June 3, 2016

American Independence Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS:	2015	2014
Investments:
Securities purchased under agreements to resell	$4,595	$3,143
Trading securities	-	1,138
Fixed maturities available-for-sale, at fair value	84,933	73,608
Equity securities available-for-sale, at fair value	2,594	1,013

Total investments	92,122	78,902

Cash and cash equivalents	5,765	4,569
Restricted cash ($19,617 and $15,867, respectively, restricted by related parties)	21,735	18,881
Accrued investment income	733	652
Premiums receivable ($14,009 and $9,115, respectively, due from related parties)	16,654	13,257
Net federal deferred tax asset	16,215	19,977
Due from reinsurers ($3,330 and $2,869, respectively, due from related parties)	4,950	5,532
Goodwill	5,703	-
Intangible assets	14,113	9,915
Accrued fee income ($2,212 and $1,384, respectively, due from related parties)	5,307	4,469
Due from securities brokers	1,051	293
Other assets ($0 and $165, respectively, due from related parties)	12,626	17,247

TOTAL ASSETS	$196,974	$173,694

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims ($27,110 and $19,843, respectively, due to related parties)	$43,764	$33,616
Premium and claim funds payable ($19,617 and $15,867, respectively,
due to related parties)	21,735	18,881
Commission payable ($5,221 and $3,747, respectively, due to related parties)	6,302	4,672
Accounts payable, accruals and other liabilities ($2,435 and $1,784, respectively,
due to related parties)	14,686	11,283
Debt	3,189	-
Due to securities brokers	-	58
Due to reinsurers ($0 and $597, respectively, due to related parties)	100	2,334

Total liabilities	89,776	70,844

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares issued, respectively; 8,088,105 and 8,079,215 shares outstanding,
respectively	92	92
Additional paid-in capital	88,637	88,256
Accumulated other comprehensive loss	(197)	(154)
Treasury stock, at cost, 1,093,688 shares and 1,102,578 shares, respectively	(10,161)	(10,243)
Retained earnings	25,549	22,139
Total American Independence Corp. stockholders’ equity	103,920	100,090
Non-controlling interest in subsidiaries	3,278	2,760
Total equity	107,198	102,850
TOTAL LIABILITIES AND EQUITY	$196,974	$173,694

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended
	December 31,
	2015	2014	2013
REVENUES:
Premiums earned ($82,250, $68,843 and $69,710,	$148,803	$133,606	$127,203
respectively, from related parties)
Fee and agency income ($17,306, $14,475 and $10,058,	30,963	27,918	22,421
respectively, from related parties)
Net investment income	2,247	2,202	2,104
Net realized investment gains	260	967	1,082
Other income	993	183	463
	183,266	164,876	153,273

EXPENSES:
Insurance benefits, claims and reserves ($45,417, $46,077 and
$40,490, respectively, from related parties)	98,741	88,887	87,118
Selling, general and administrative expenses ($24,990, $21,319
and $19,223, respectively, from related parties)	76,410	69,752	58,878
Amortization and depreciation	1,605	1,692	1,836
	176,756	160,331	147,832

Income before income tax	6,510	4,545	5,441
Provision (benefit) for income taxes	2,695	(802)	1,576

Net income	3,815	5,347	3,865
Less: Net income attributable to the non-controlling interest	(286)	(97)	(983)

Net income attributable to American Independence Corp.	$3,529	$5,250	$2,882

Basic income per common share:
Basic income per common share attributable to
American Independence Corp. common stockholders	$.44	$.65	$.36

Weighted-average shares outstanding	8,082	8,077	8,076

Diluted income per common share:
Diluted income per common share attributable to
American Independence Corp. common stockholders	$.44	$.65	$.36

Weighted-average diluted shares outstanding	8,094	8,103	8,084

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended
	December 31,
	2015	2014	2013

Net Income	$3,815	$5,347	$3,865
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax
expense of $52, $0 and $0, respectively	250	2,872	(3,124)
Less: reclassification adjustment for gains included in net income, net of
tax expense of $158, $0 and $0, respectively	(293)	(874)	(857)
Other comprehensive income (loss)	(43)	1,998	(3,981)
Comprehensive income (loss)	3,772	7,345	(116)
Less: comprehensive income attributable to non-controlling interests	(286)	(97)	(983)
Comprehensive income (loss) attributable to American Independence Corp.	$3,486	$7,248	$(1,099)

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

(In thousands)

			ACCUMULATED		RETAINED		NON-
		ADDITIONAL	OTHER	TREASURY	EARNINGS /	TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	(ACCUMULATED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	DEFICIT)	EQUITY	SUBSIDIARIES	EQUITY
PREDECESSOR
BALANCE AT DECEMBER 31, 2012	92	479,451	1,829	(9,107)	(368,113)	104,152	72	104,224

SUCCESSOR
BALANCE AT JANUARY 1, 2013	92	88,174	1,829	(9,107)	14,113	95,101	2,965	98,066
Net income					2,882	2,882	983	3,865
Other comprehensive loss			(3,981)			(3,981)	-	(3,981)
Dividends paid to non-controlling interest						-	(889)	(889)
Other		(12)			(25)	(37)	25	(12)
Repurchase of common stock				(1,198)		(1,198)		(1,198)
Share-based compensation expense		42				42	-	42
BALANCE AT DECEMBER 31, 2013	92	88,204	(2,152)	(10,305)	16,970	92,809	3,084	95,893

Net income					5,250	5,250	97	5,347
Other comprehensive income			1,998			1,998	-	1,998
Dividends paid to non-controlling interest							(473)	(473)
Other					(52)	(52)	52	-
Exercise of stock options				62	(29)	33		33
Share-based compensation expense		52				52	-	52
BALANCE AT DECEMBER 31, 2014	92	88,256	(154)	(10,243)	22,139	100,090	2,760	102,850

Net income					3,529	3,529	286	3,815
Other comprehensive loss, net of tax			(43)			(43)		(43)
Exercise of stock options				82	(30)	52		52
Acquisition of IPA Family, LLC
non-controlling interests		338				338	(464)	(126)
Acquisition of Global Accident
Facilities, LLC (“GAF”)							608	608
Share-based compensation expense		43				43		43
Other					(89)	(89)	88	(1)

BALANCE AT DECEMBER 31, 2015	$92	88,637	$(197)	$(10,161)	$25,549	$103,920	$3,278	$107,198

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,815	$5,347	$3,865
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(260)	(967)	(1,082)
Amortization and depreciation	1,605	1,692	1,836
Equity income	(249)	(175)	(450)
Net gain on step acquisition of GAF and settlement of
pre-existing relationships (see Note 2)	(503)	-	-
Deferred tax expense (income)	2,125	(829)	1,481
Non-cash stock compensation expense	43	52	42
Other Adjustments	(115)	-	-
Amortization of bond premiums and discounts	574	549	594
Change in operating assets and liabilities:
Change in trading securities	947	(185)	423
Change in policy benefits and claims	10,148	(1,636)	10,259
Change in net amounts due from and to reinsurers	(1,652)	3,174	(1,496)
Change in accrued fee income	(838)	(2,137)	790
Change in claims fund	1,056	(873)	(55)
Change in commissions payable	1,630	(783)	1,126
Change in premiums receivable	(3,397)	1,107	(3,977)
Change in income taxes	313	34	54
Distribution from interest in partnerships	173
Change in other assets and other liabilities	1,143	(217)	2,780

Net cash provided by operating activities	16,558	4,153	16,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in securities under resale and repurchase agreements	(1,452)	420	1,671
Sales of and principal repayments on fixed maturities	44,933	43,800	37,191
Maturities and other repayments of fixed maturities	4,432	4,096	4,319
Purchases of fixed maturities	(60,988)	(50,983)	(55,102)
Purchases of equity securities	(2,178)	-	-
Sales of equity securities	624	-	1,501
Change in loan receivable	525	(83)	(1,410)
Cash paid in acquisitions, net of cash acquired	511	-	(1,250)
Other investing activities	(1,078)	(518)	(533)

Net cash used by investing activities	(14,671)	(3,268)	(13,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	52	33	-
Payment of contingent liability on acquisition	-	(300)	(642)
Repayment of debt	(617)	-	-
IPA acquisition of non-controlling interest	(126)	-	-
Dividends paid to non-controlling interests	-	(473)	(889)
Repurchase of common stock	-	-	(1,198)

Net cash used by financing activities	(691)	(740)	(2,729)

Increase (decrease) in cash and cash equivalents	1,196	145	(152)
Cash and cash equivalents, beginning of period	4,569	4,424	4,576
Cash and cash equivalents, end of period	$5,765	$4,569	$4,424

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest:	$23	$-	$-
Cash paid for income taxes:	$28	$8	$32

See accompanying Notes to Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our full service direct writer of medical stop-loss insurance for self-insured employer groups, IHC Risk Solutions, LLC (“Risk Solutions”); c) our 23% investment in Majestic Underwriters LLC ("Majestic"); d) our 51% ownership in HealthInsurance.org, LLC (“HIO”), a lead generation agency; e) our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”); f) our 80% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for agencies that primarily produces occupational accident and injured on duty business; g) our wholly owned career sales agency, IPA Family, LLC (“IPA Family”), and h) our 92% ownership in IPA Direct, LLC (“IPAD”), a consumer direct sales call center.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".  Risk Solutions, Specialty Benefits, HIO, GAF, IPAD and IPA Family are collectively referred to as “our Agencies”.

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC").  Through various subsequent transactions, IHC and its subsidiaries further increased its ownership of AMIC to approximately 92%. The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York State Disability Benefits Law ("DBL"), short-term medical, long-term disability (“LTD”) and group major medical.

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

Effects of Ownership Changes in Subsidiaries

The following table summarizes the effects of changes in the Company’s ownership interests in its subsidiaries on AMIC’s equity for the twelve months ended December 31, 2015 (in thousands):

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

AMIC acquired a controlling interest in GAF on April 30, 2015.  Prior to obtaining control, AMIC recorded its investment in GAF using the equity method.  AMIC recorded changes in its investment in GAF in the “Other income” line in the Consolidated Statements of Income.  Upon achieving control, on April 30, 2015, GAF’s income and expense amounts became consolidated with AMIC’s results.  The Consolidated Balance Sheet at December 31, 2015 includes the consolidated balance sheet of GAF.

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

The consolidated financial statements and financial information of AMIC reported prior to the Form 10-Q for the interim period ended June 30, 2014 are not directly comparable to the financial statements and financial information of AMIC included in this report as a result of the above-mentioned change in accounting principle. The differences relate to basis differences in goodwill, intangible assets and related amortization, other assets, other investments, non-controlling interests in subsidiaries, taxes and related tax provisions, net income, additional paid-in capital, retained earnings and total shareholders' equity.  The impact of this adoption on AMIC's Consolidated Balance Sheets for the period ended December 31, 2013 and the Consolidated Statements of Income for the twelve months ended December 31, 2013 is presented below (in thousands, except per share data).  The cumulative effect of this adoption on AMIC’s total shareholders’ equity at January 1, 2013, is a decrease of $6,158,000.

	December 31, 2013
	Previously	Adjusted for
	Reported	New Basis
Consolidated Balance Sheets

Net deferred tax asset	$11,248	$19,069
Goodwill	23,561	-
Intangible assets	2,336	11,408
Other assets	18,105	18,063
Total assets	168,394	161,684

Additional paid-in capital	479,481	88,204
Retained earnings (deficit)	(364,730)	16,970
Total AMIC stockholders’ equity	102,386	92,809
Non-controlling interest in subsidiaries	218	3,084
Total equity	102,604	95,893
Total liabilities and equity	$168,394	$161,684

	Twelve Months Ended
	December 31, 2013
	Previously	Adjusted for
	Reported	New Basis
Consolidated Statements of Income

Other income	$459	$463
Amortization and depreciation	981	1,836
Income before income tax	6,292	5,441
Provision for income taxes	1,874	1,576
Net income	4,418	3,865
Net income attributable to AMIC	3,435	2,882
Basic income per common share	.43	.36
Diluted income per common share	$.43	$.36

(D)

Immaterial Error Correction

During the fourth quarter of 2015, the Company identified an error in the recording of deferred tax assets and liabilities made in connection with IHC’s acquisition of AMIC during 2010 and pushed down to AMIC beginning with January 1, 2013.  An immaterial error correction has been made in the Consolidated Balance Sheet at December 31, 2014 and in the Consolidated Statements of Changes in Stockholders’ Equity for the two-year period ended December 31, 2014.

Net deferred tax assets and other assets in the Consolidated Balance Sheet at December 31, 2014 have been increased by $8,510,000.  A corresponding increase of $8,510,000 was recorded to additional paid-in capital in the Consolidated Balance Sheet at December 31, 2014 and in the Statements of Changes in Stockholders’ Equity as of December 31, 2012, 2013 and 2014. The immaterial error correction had no impact on the Consolidated Statements of Income, the computations of basic and diluted earnings per share, the Consolidated Statements of Comprehensive Income or the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2014 or 2015.

(E)

Goodwill and Other Intangibles

Goodwill and intangible assets with indefinite lives, which consist of licenses, are not amortized but are evaluated for impairment in the aggregate at the end of the fourth quarter of each year, or more frequently if indicators arise.  If the fair value of the Company is less than its carrying amount (including goodwill), further evaluation is required to determine if a write-down of goodwill is required.  In determining the fair value of the Company, the Company used an income approach, applying a discounted cash flow method which included a residual value.  Based on historical experience, we made assumptions as to: (i) expected future performance and future economic conditions, (ii) projected operating earnings, (iii) projected new and renewal business as well as profit margins on such business, and (iv) a discount rate that incorporated an appropriate risk level for the Company.  Any impairment write-down of goodwill would be charged to expense.  No impairment charge was required in 2015.

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

(ii) Financial instruments sold, but not yet purchased, represent obligations to replace borrowed securities that have been sold.  Such transactions occur in anticipation of declines in the fair value of the securities. The Company's risk is an increase in the fair value of the securities sold in excess of the consideration received, but that risk is mitigated as a result of relationships to certain securities owned.  Unrealized gains or losses on open transactions are credited or charged, as appropriate, to net realized investment gains in the Consolidated Statements of Income.  While the transaction is open, the Company will also incur an expense for any accrued dividends or interest payable to the lender of the securities.  When the transaction is closed, the Company realizes a gain or loss in an amount equal to the difference between the price at which the securities were sold and the cost of replacing the borrowed securities.  There were no such transactions outstanding at December 31, 2015 and 2014.

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

Fee and Agency income consisted of the following (in thousands):

	Year Ended
	December 31,
	2015	2014	2013

Agency income	$14,531	$14,995	$13,986
Fee income–administration	15,813	11,655	7,881
Fee income– profit commissions	619	1,268	554

	$30,963	$27,918	$22,421

(L)

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

Management believes that the Company's methods of estimating the liabilities for policy benefits and claims provided appropriate levels of reserves at December 31, 2015 and December 31, 2014. Changes in the Company's reserve estimates are recorded through a charge or credit to its earnings in the period in which they arise.

(M)

Reinsurance

Amounts recoverable or paid for under reinsurance contracts are included in total assets or total liabilities as due from reinsurers or due to reinsurers. In 2015 and 2014, Independence American derived a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.

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

(O)

Income Per Common Share

Basic income per common share is computed using the weighted average number of common stock shares outstanding during the period.  Diluted income per common share is computed using the weighted average number of common stock shares and common stock equivalent shares outstanding during the period.  Common stock equivalents consist of stock options and restricted stock (using the "treasury stock" method).  Common stock equivalent shares are excluded from the computation if the effect is anti-dilutive.  As a result of the anti-dilutive effect, common stock equivalent shares have been excluded from the computation of diluted earnings per share for periods presented with a net loss.  Included in the diluted earnings per share calculation for year ended December 31, 2015 are approximately 12,000 shares from the assumed exercise of options using the treasury stock method.  Included in the diluted earnings per share calculation for year ended December 31, 2014 are approximately 26,000 shares from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution.

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

Recently Issued Accounting Standards Not Yet Adopted

In March 2016, the FASB issued guidance that simplify several aspects of accounting for sharebased payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued guidance that eliminates the requirement for retroactive adjustments on the date that a previously held investment qualifies for the equity method of accounting as a result of an increase in ownership interest or degree of influence. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and should be applied prospectively upon their effective date. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued guidance that requires lessees to recognize the assets and liabilities that arise from leases, including operating leases, on the statement of financial position. The amendments in this Update are effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years, using a modified retrospective approach. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued guidance that eliminates the requirement to classify equity securities with readily determinable fair values as trading or available-for-sale. The guidance requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income, simplifies the impairment assessment of equity securities without readily determinable fair values and requires changes in disclosure requirements. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The amendments in this Update should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated balance sheet or statement of stockholders’ equity.

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

(Q)

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

2.  Global Accident Facilities, LLC

On April 30, 2015 (the "Acquisition Date"), through a settlement with a former owner, AMIC increased its ownership in Global Accident Facilities, LLC (“GAF”) from 40% to 80%, in order to obtain control of the business it produces for Independence American.  GAF and its subsidiaries are principally engaged in the marketing, underwriting and administration of specialty risk insurance, referred to as Occupational Accident and Injured on Duty for Independence American, which are offered exclusively in Texas and Massachusetts, respectively. The consideration transferred in exchange for the additional 40% ownership interest consisted of: (i) $325,000 in cash; and (ii) non-monetary consideration, primarily consisting of the settlement of a pre-existing relationship with the former owner, with a fair value of $1,195,000 at the Acquisition Date.  The fair value of the settlement of the pre-exiting relationship was based on projected future underwriting results discounted for collectability.  The acquisition resulted in AMIC’s obtaining control of GAF.

Immediately preceding the transaction, AMIC’s carrying value of its investment in GAF was $1,908,000.

As a result of AMIC obtaining control, the Company has included GAF’s consolidated assets and liabilities and results of operations, subsequent to the Acquisition Date, in its consolidated financial results as of and for the periods ended December 31, 2015.  Accordingly, the individual line items on the Consolidated Statements of Income for 2015 reflect approximately eight months of the operations of GAF with no corresponding amounts for 2014.

On the Acquisition Date, the Company recognized a net pre-tax gain of $503,000 as follows: (i) a loss of $692,000 was recognized by AMIC as a result of re-measuring its equity interest in GAF to its fair value of $1,216,000 immediately before the acquisition; and (ii) a gain of $1,195,000 was recognized by AMIC as a result of settling the pre-existing relationship with the former owner.  The net pre-tax gain of $503,000 is included in the “Other income” line in the Consolidated Statements of Income.

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

Cash	$836
Intangible assets	5,500
Other assets	1,405

Total identifiable assets	7,741

Other liabilities	4,369
Deferred tax liability	1,925
Debt	3,806

Total liabilities	10,100

Net identifiable liabilities assumed	$2,359

Included in other liabilities assumed is a $1,000,000 contingent liability recorded in connection with an earn-out agreement with a former owner of a subsidiary of GAF.  In accordance with this agreement, payments are required in 2016 and 2019 based on certain earnings targets.  The fair value of the contingent liability was estimated based on projected income.  The fair value of the contingent liability was re-measured to be $885,000 for the year ended December 31, 2015.  As a result, a $115,000 reduction in the contingent liability and an increase in other income was recorded.  The significant inputs are not observable and thus represent a fair value measurement categorized within Level 3 of the fair value hierarchy.

In connection with the acquisition, the Company recorded $5,703,000 of goodwill and $5,500,000 of intangible assets (see Note 3).  Goodwill reflects the synergies between GAF and Independence American as GAF is the primary producer of Occupational Accident and Injured on Duty business for Independence American.  Goodwill was calculated as the excess of the sum of: (i) the acquisition date fair value of total consideration transferred of $1,520,000; (ii) the acquisition date fair value of the equity interest in GAF immediately preceding the acquisition of $1,216,000; and (iii) the fair value of the non-controlling interest in GAF of $608,000 on the acquisition date; over (iv) the net liabilities of $2,359,000 that were assumed.  The enterprise value of GAF was determined by an independent appraisal using a discounted cash flow model based upon the projected future earnings of GAF including a control premium.  The fair value of the non-controlling interest was determined based upon their percentage of the GAF enterprise value discounted for a lack of control.

For the period from the Acquisition Date to December 31, 2015, the Company’s Consolidated Statement of Income includes revenues and net income of $6,954,000 and $607,000, respectively, from GAF.

3.  Goodwill and Intangible Assets

The carrying amount of goodwill was $5,703,000 and $0 at December 31, 2015 and December 31, 2014, respectively.

In connection with the acquisition of a controlling interest in GAF discussed in Note 2, the Company recorded $5,703,000 of goodwill and $5,500,000 of intangible assets at December 31, 2015.  None of the goodwill is deductible for income tax purposes.

Of the intangible assets of $5,500,000 recorded, $1,000,000 represents the fair value of trademarks, which is being amortized over a period of 8 years, and $4,500,000 represents the fair value of customer relationships being amortized over a period of 9 years.

Intangible assets at December 31, 2015 and 2014 consist of the following (in thousands):

	December 31, 2015			December 31, 2014
	Definitive	Indefinite		Definitive	Indefinite
	Lives (a)	Lives	Total	Lives	Lives	Total
Gross Carrying Value
Balance beginning of period	$7,442	$7,500	$14,942	$7,442	$7,500	$14,942
Additions	5,500	-	5,500	-	-	-
Balance end of period	12,942	7,500	20,442	7,442	7,500	14,942

Accumulated Amortization
Balance beginning of period	(5,027)	-	(5,027)	(3,534)	-	(3,534)
Amortization expense	(1,302)	-	(1,302)	(1,493)	-	(1,493)
Balance end of period	(6,329)	-	(6,329)	(5,027)	-	(5,027)

Net intangible assets	$6,613	$7,500	$14,113	$2,415	$7,500	$9,915

Weighted average remaining life in years			4.49			2.76

Expected amortization expense for the next five years is as follows (in thousands):

Year Ending
December 31,
2016	$1,421
2017	1,236
2018	1,005
2019	848
2020	624
2021 and thereafter	1,479

4.  Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are utilized to invest excess funds on a short-term basis. At December 31, 2015, the Company had $4,595,000 invested in resale agreements, all of which settled on January 4, 2016 and were subsequently reinvested. The Company maintains control of securities purchased under resale agreements, values the collateral on a daily basis and obtains additional collateral, if necessary, to protect the Company in the event of default by the counterparties.

5.  Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	DECEMBER 31, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$37,044	$25	$(683)	$36,386
Foreign government	1,088	7	(6)	1,089
Collateralized mortgage obligations (CMO) – residential	187	2	-	189
CMO – commercial	359	119	-	478
States, municipalities and political subdivisions	37,590	237	(178)	37,649
U.S. government	7,679	59	(4)	7,734
Government sponsored enterprise (GSE)	998	2	(1)	999
Agency mortgage backed pass through securities (MBS)	34	1	-	35
Redeemable preferred stocks	273	101	-	374
Total fixed maturities	$85,252	$553	$(872)	$84,933

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	2,578	19	(3)	2,594
Total available-for-sale equity securities	$2,578	$19	$(3)	$2,594

	DECEMBER 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$29,905	$90	$(438)	$29,557
Foreign government	6,616	34	(101)	6,549
CMO - residential	851	4	(2)	853
CMO – commercial	390	-	(9)	381
States, municipalities and political subdivisions	27,631	260	(212)	27,679
U.S. government	6,674	49	-	6,723
GSE	1,400	23	(7)	1,416
MBS	65	4	-	69
Redeemable preferred stocks	273	108	-	381
Total fixed maturities	$73,805	$572	$(769)	$73,608

EQUITY SECURITIES
AVAILABLE-FOR-SALE
Nonredeemable preferred stocks	970	43	-	1,013
Total available-for-sale equity securities	$970	$43	$-	$1,013

Government-sponsored enterprise mortgage-backed securities consist of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The amortized cost and fair value of fixed maturities at December 31, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE
	(in thousands)

Due in one year or less	$876	$869
Due after one year through five years	24,939	24,792
Due after five years through ten years	25,311	25,124
Due after ten years	33,522	33,420
CMOs and MBSs	604	728

	$85,252	$84,933

The following tables summarize, for all securities in an unrealized loss position at December 31, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses

Corporate securities	$24,627	$387	$6,760	$296	$31,387	$683
Foreign government	484	6	-	-	484	6
U.S. government	995	4	-	-	995	4
GSE	973	1	-	-	973	1
States, municipalities and political subdivisions	13,013	98	1,408	80	14,421	178
Nonredeemable preferred stocks	1,324	3	-	-	1,324	3
Total temporarily impaired securities	$41,416	$499	$8,168	$376	$49,584	$875

Number of securities in an unrealized loss position	36		7		43

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses

Corporate securities	$6,101	$83	$14,087	$355	$20,188	$438
Foreign government	4,550	40	1,355	61	5,905	101
CMO – residential	-	-	566	2	566	2
CMO – commercial	-	-	381	9	381	9
States, municipalities and political subdivisions	3,691	61	6,448	151	10,139	212
GSE	-	-	351	7	351	7
Total temporarily impaired securities	$14,342	$184	$23,188	$585	$37,530	$769

Number of securities in an unrealized loss position	11		22		33

Substantially all of the unrealized losses on fixed maturities at December 31, 2015 and December 31, 2014 were attributable to changes in market interest rates.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

The following table summarizes the Company’s net investment income for the years indicated (in thousands):

	Year Ended
	December 31,
	2015	2014	2013

Fixed maturities	$2,218	$2,153	$2,017
Equity securities	131	110	120
Short-term investments	5	3	4
Other	(107)	(64)	(37)

Net investment income	$2,247	$2,202	$2,104

The following table summarizes the Company’s net realized investment gains (losses) for the years indicated (in thousands):

	Year Ended
	December 31,
	2015	2014	2013

Available-for-sale securities:
Fixed maturities	$397	$874	$834
Preferred stock	54	-	23
Total available-for-sale securities	451	874	857

Trading securities	(143)	76	214
Change in unrealized gain on trading securities	(48)	17	11

Net realized investment gains	$260	$967	$1,082

For the years ended December 31, 2015, 2014 and 2013, proceeds from sales of available-for-sale securities were $45,557,000, $43,800,000 and $38,691,000, respectively, and the Company realized gross gains of $587,000, $1,245,000 and $1,377,000, respectively, and gross losses of $136,000, $295,000 and $306,000, respectively, on those sales.

We recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income.  There were no other-than-temporary impairments recognized in earnings for the years ended December 31, 2015, 2014 and 2013.

Cumulative credit losses for other-than-temporary impairments recorded on securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were $288,000 for the years ended December 31, 2015, 2014 and 2013.

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

Contingent liabilities

Contingent liabilities classified in Level 3 include a contingent liability assumed in connection with an acquisition (see Note 2) related to an earn-out agreement whereby significant unobservable inputs are based on projected income.

The following tables present our financial assets measured at fair value on a recurring basis at December 31, 2015 and 2014, respectively (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$36,386	$-	$36,386
Foreign government	-	1,089	-	1,089
CMO - residential	-	189	-	189
CMO – commercial	-	-	478	478
States, municipalities and political
subdivisions	-	37,649	-	37,649
U.S. government	-	7,734	-	7,734
GSE	-	999	-	999
MBS - residential	-	35	-	35
Redeemable preferred stocks	374	-	-	374
Total fixed maturities	374	84,081	478	84,933

Equity securities available-for-sale:
Nonredeemable preferred stocks	2,594	-	-	2,594
Total equity securities	2,594	-	-	2,594

Total financial assets	$2,968	$84,081	$478	$87,527

FINANCIAL LIABILITIES:
Contingent liability	$-	$-	$885	$885

	December 31, 2014
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$29,557	$-	$29,557
Foreign government	-	6,549	-	6,549
CMO - residential	-	853	-	853
CMO – commercial	-	-	381	381
States, municipalities and political
subdivisions	-	27,679	-	27,679
U.S. government	-	6,723	-	6,723
GSE	-	1,416	-	1,416
MBS - residential	-	69	-	69
Redeemable preferred stocks	381	-	-	381
Total fixed maturities	381	72,846	381	73,608

Equity securities available-for-sale:
Nonredeemable preferred stocks	1,013	-	-	1,013
Total equity securities	1,013	-	-	1,013

Trading securities:
Common Stock	1,138	-	-	1,138
Total trading securities	1,138	-	-	1,138

Total financial assets	$2,532	$72,846	$381	$75,759

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	December 31, 2015		December 31, 2014
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL LIABILITIES:
Debt	$3,137	$3,189	$-	$-

The following methods and assumptions were used to estimate the fair value of the financial instruments that are not carried at fair value in the Consolidated Financial Statements:

Debt

The fair value of debt with fixed interest rates approximates its carrying amount and is included in Level 2 of the fair value hierarchy.

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. For the year ending December 31, 2015, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category as a result of limited or inactive markets during 2015.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during 2015 and 2014.  The changes in the carrying value of Level 3 assets and liabilities for the years ended December 31, 2015 and 2014 are summarized as follows (in thousands):

	Financial Assets		Financial Liabilities
		Total		Total
	CMOs	Level 3	Contingent	Level 3
	Commercial	Assets	Liability	Liabilities

Balance, December 31, 2013	$237	$237	$-	$-

Net unrealized gain (loss)
included in accumulated
other comprehensive loss	144	144	-	-

Balance, December 31, 2014	$381	$381	$-	$-

Assumed in acquisition	-	-	1,000	1,000

(Gains) and losses included in earnings:
Other income	-	-	(115)	(115)

Repayments	(30)	(30)	-	-

Net unrealized gain (loss)
included in accumulated
other comprehensive loss	127	127	-	-

Balance, December 31, 2015	$478	$478	$885	$885

7.  Fixed Assets

Fixed assets, which are included in other assets, consist of the following (in thousands):

	As of December 31,
	2015	2014

Furniture and fixtures	$504	$427
Leasehold improvements	126	122
Equipment	1,671	1,092
Total	2,301	1,641
Less: allowance for depreciation	(1,361)	(859)
Fixed assets, net	$940	$782

8.  Other Investments

At December 31, 2015 and December 31, 2014, the Company had an equity investment in Majestic with a carrying value of $152,000 and $168,000, respectively.  For years 2015, 2014 and 2013, the Company recorded $156,000, $79,000 and $(20,000), respectively, for its share of income (loss) from its investment in other income in the Consolidated Statements of Income.

In November 2012, the Company invested $500,000 in exchange for an approximate 4% interest in Pets Best Insurance Services, LLC (“Pets Best”), a third party administrator for pet insurance.  This investment is carried at cost.

At December 31, 2014 the Company had an equity investment in GAF with a carrying value of $1,815,000.  For the year ended 2014 the Company recorded $95,000 for its share of income from its investment in other income in the Consolidated Statements of Income.  On April 30, 2015, through a settlement with a former owner, AMIC increased its ownership in GAF from 40% to 80%.  Accordingly, the Company has included GAF’s consolidated assets and liabilities and results of operations, subsequent to April 30, 2015, in its consolidated financial results as of and for the periods ended December 31, 2015.  For the four months ended April 2015 the Company recorded $93,000 for its share of income from its investment in other income in the Consolidated Statements of Income.  See Note 2 for information regarding the acquisition of GAF.

9.  Commitments and Contingencies

Fixed maturities with a carrying value of $6,191,000 are on deposit with various state insurance departments at December 31, 2015.

The Company has operating leases for office space and certain other office equipment.  These operating leases provide for minimum rents and generally include options to renew for additional periods.

The approximate minimum annual rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2015 are as follows (in thousands):

Year Ending	Net Operating
December 31,	Leases
2016	$1,017
2017	820
2018	750
2019	207
2020	10
2021 and thereafter	-
Total	$2,804

The Company's net rent expense for years 2015, 2014, and 2013 were $1,093,000, $730,000, and $403,000, respectively.

On April 30, 2015, through a settlement with a former owner, AMIC increased its ownership in GAF from 40% to 80%.  The Company recorded a $1,000,000 contingent liability in connection with an earn-out agreement with a former owner of a subsidiary of GAF.  The fair value of the contingent liability was re-measured to be $885,000 for the year ended December 31, 2015.  As a result, a $115,000 reduction in the contingent liability and an increase in other income was recorded.   In accordance with this agreement, payments are required in 2016 and 2019 based on certain earnings targets.  See Note 2 for information regarding the acquisition of GAF.

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

10.  Share-Based Compensation

2009 Stock Incentive Plan ("2009 Plan")

Effective July 1, 2009, the Company implemented the 2009 Plan, which the Company's stockholders approved on June 19, 2009.  The 2009 Plan was preceded by the 1998 Stock Incentive Plan (“1998 Plan”), which expired by its terms on October 7, 2008.  The 2009 Plan provided for the grants of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, performance shares, and other awards to officers, employee and other individuals.  Under the terms of the 2009 Plan, stock options have a maximum term of ten years from the date of grant, and have various vesting criteria depending on the grant with most grants vesting ratably over four years.  At December 31, 2015, stock options for 71,558 shares of common stock were outstanding, stock options for 62,669 shares of common stock were vested, and 6,490,553 shares of common stock that had not been issued remained available for future stock options grants and other awards.  Awards made under the 1998 Plan prior to its expiration are still in effect.

Total share-based compensation expense was $43,000, $52,000 and $42,000 for the twelve months ended December 31, 2015, 2014 and 2013, respectively.  Related tax benefits of $15,000, $18,000 and $15,000 were recognized for the twelve months ended December 31, 2015, 2014 and 2013, respectively.

Stock Options

The Company’s stock option activity for the year ended December 31, 2015 was as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2014	166,616	$10.50

Expired	(60,167)	13.82
Exercised	(8,890)	5.81
Forfeited	(26,001)	8.90

Balance, December 31, 2015	71,558	$8.88

During 2015, AMIC received $52,000 in cash from the exercise of stock options with an aggregate intrinsic value of $37,000.  During 2014, AMIC received $33,000 in cash from the exercise of stock options with an aggregate intrinsic value of $38,000.  No options were exercised during the year ended December 31, 2013.

Compensation expense was $43,000, $52,000, and $42,000 for the twelve months ended December 31, 2015, 2014, and 2013, respectively.  As of December 31, 2015, there was approximately $40,000 of total unrecognized compensation expense related to non-vested options which will be recognized over the remaining requisite service periods.

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2015:

	Outstanding	Exercisable

Number of options	71,558	62,669
Weighted average exercise price per share	$8.88	$8.74
Aggregate intrinsic value of options	$73,270	$69,803
Weighted average contractual term remaining	4.19 years	3.63 years

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model.  The weighted average grant-date fair-value of options granted during the twelve months ended December 31, 2015, 2014 and 2013 was $0, $5.70 and $4.04 per share, respectively.  The assumptions set forth in the table below were used to value the stock options granted during the twelve months ended December 31, 2014 and 2013.  No options were granted in 2015.

	December 31,
	2014	2013

Weighted-average risk-free interest rate	2.72%	2.30%
Annual dividend rate per share	$-	$-
Weighted-average volatility factor of the Company's common stock	38.27	45.00
Weighted-average expected term of options	5 years	5 years

11.  Related Party Transactions

Independence American derives a significant amount of its business from pro rata quota share reinsurance treaties with Standard Security Life and Madison National Life, which are wholly owned subsidiaries of IHC.  These treaties, which were to terminate on December 31, 2014, have been amended to extend the termination date to December 31, 2019.  Standard Security Life and Madison National Life must cede at least 15% of their medical stop-loss business to Independence American under these treaties.  Additionally, Standard Security Life and Madison National Life have received regulatory approval to cede up to 50% to Independence American under most of IHC’s medical stop-loss programs. For the twelve months ended December 31, 2015 and 2014, Standard Security Life and Madison National Life ceded an average of approximately 29% and 27%, respectively, of their medical stop-loss business to Independence American. Commencing in July 2004, Independence American began reinsuring 20% of Standard Security Life’s DBL business.  Independence American assumed 8% of certain of IHC’s international health and LTD business.  Standard Security Life and Madison National Life ceded approximately 10% and 10% of the majority of its fully insured health business to Independence American in 2015 and 2014, respectively.

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

The Company and its subsidiaries incurred expense of $765,000 and $891,000 for the twelve months ended December 31, 2015 and 2014, respectively, from service agreements with IHC and its subsidiaries.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for management services provided to the Company and its subsidiaries, including accounting, legal, compliance, underwriting, and claims.

12.  Income Taxes

The provision for income taxes for the periods ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
CURRENT:

U.S. Federal	$477	$38	$70
State and local	93	(11)	25
	570	27	95

DEFERRED:
U.S. Federal	2,052	(853)	1,477
State and local	73	24	4
	2,125	(829)	1,481

	$2,695	$(802)	$1,576

Taxes computed at the federal statutory rate of 35% for the years ended December 31, 2015, 2014 and 2013 are reconciled to the Company's actual income tax expense as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013

Tax computed at the statutory rate	$2,278	$1,590	$1,904
Dividends received deduction and tax exempt interest	(32)	(22)	(25)
State and local income taxes, net of federal effect	108	8	19
Valuation allowance	-	(2,500)	-
Health insurer compensation limit	120	28	-
Noncontrolling interest	(80)	(33)	(344)
Deferred compensation	128	-	-
Other, net	173	127	22
Income tax	$2,695	$(802)	$1,576

The current federal income tax provision for the periods ending December 31, 2015, 2014 and 2013 represents only federal alternative minimum tax due to the Company’s federal net operating loss carryforwards.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014

DEFERRED TAX ASSETS:
Investments	$66	$66
Compensation accruals	978	923
Policy benefits and claims	461	366
Goodwill	2,278	2,234
Partnerships	167	744
Unrealized securities losses	106	-
AMT	634	515
Other	272	28
Net operating loss carryforwards	90,322	92,395

Total gross deferred tax assets	95,284	97,271

Less valuation allowance	(74,087)	(74,087)

Net deferred tax assets	21,197	23,184

DEFERRED TAX LIABILITIES:
Intangibles	(4,720)	(3,062)
Other	(262)	(145)
Total gross deferred tax liabilities	(4,982)	(3,207)
Net deferred tax asset	$16,215	$19,977

The valuation allowance at December 31, 2015 and 2014 was primarily related to net operating loss carryforwards that, in the judgment of management, were not considered realizable prior to the effects of the Risk Solutions Sale and Coinsurance Transaction as more fully described in Note 20.  During the year ended December 31, 2014 the Company decreased its valuation allowance by $3,062,000.  The valuation allowance decrease in the year ended December 31, 2014 included $2,500,000 for the projected utilization of federal net operating losses which was allocated to operations, and a decrease of $699,000 due to deferred tax on unrealized losses allocated to equity, offset by an increase of $137,000 due to an adjustment to net deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at December 31, 2015.

At December 31, 2015, the Company had federal NOL carryforwards of approximately $258,061,000 expiring in varying amounts through the year 2028 with a significant portion expiring in 2020.  It is anticipated that there will be a significant utilization of the federal NOL carryforwards in 2016, and a corresponding adjustment to the valuation allowance, in connection with the Risk Solutions Sale and Coinsurance Transaction as more fully described in Note 20 for subsequent events.

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

Interest expense and penalties related to unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 are insignificant.

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

As of December 31, 2015, AMIC believes there were no material uncertain tax positions that would require disclosure under GAAP.

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

Changes in the liability for policy benefits and claims for the years ended December 31, 2015 and 2014 are summarized below (in thousands).

	Year Ended
	December 31,
	2015	2014

Balance at a beginning of period	$33,616	$35,252
Less: reinsurance recoverables	344	1,306
Net balance at beginning of period	33,272	33,946
Amount incurred:
Current year	97,647	88,507
Prior years	1,094	380
Total	98,741	88,887
Amount paid, related to:
Current year	59,175	58,566
Prior years	29,076	30,995
Total	88,251	89,561
Net balance at end of period	43,762	33,272

Plus: reinsurance recoverables	2	344
Balance at end of period	$43,764	$33,616

The preceding schedule reflects (i) due and unpaid claims, (ii) claims in the course of settlement, (iii) estimated incurred but not reported reserves and (iv) the present value of amounts not yet due on claims. The incurred and paid data above reflects all activity for the year.  The amount incurred in 2015 for prior years of $1,094,000 is a result of a deficiency of $2,207,000 of medical stop-loss reserves, offset by a redundancy of $703,000 of fully insured health reserves and $410,000 of DBL reserves.  The unfavorable development in medical stop-loss of $2,207,000  primarily relates to claims development experience associated with the small group stop-loss and medical stop-loss business written in 2014.  The amount incurred in 2014 for prior years of $380,000 is a result of a deficiency of $1,015,000 of fully insured health reserves, offset by a redundancy of $271,000 of medical stop-loss reserves and $364,000 of DBL reserves.  The unfavorable development in fully insured health of $1,015,000  primarily relates to claims development experience associated with the small group stop-loss and occupational accident business written in 2013.  Fluctuations are generally the result of on-going analysis of recent loss development trends.

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

14.  Reinsurance

Independence American reinsures a portion of its direct business in order to limit the assumption of disproportionate risks.  Amounts not retained are ceded to other companies on an automatic basis.  Independence American is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations.  All of Independence American’s insurance contracts are of short-duration.  The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.  At December 31, 2015, Independence American ceded to highly rated reinsurers.

The effect of reinsurance on premiums earned and insurance benefits is as follows (in thousands):

		ASSUMED	CEDED
		FROM	TO
	DIRECT	OTHER	OTHER	NET
	AMOUNT	COMPANIES	COMPANIES	AMOUNT
Premiums Earned:

Year ended December 31, 2015	$65,516	$85,316	$2,029	$148,803
Year ended December 31, 2014	63,007	74,934	4,335	133,606
Year ended December 31, 2013	55,486	75,629	3,912	127,203

Insurance Benefits:

Year ended December 31, 2015	$41,985	$57,191	$435	$98,741
Year ended December 31, 2014	40,572	50,886	2,571	88,887
Year ended December 31, 2013	38,367	52,992	4,241	87,118

All premiums included in Assumed From Other Companies for 2015, 2014 and 2013 were assumed from subsidiaries of IHC.  Included in Ceded To Other Companies for 2015, 2014 and 2013 are premiums of $2,000, $1,300,000, and $108,000, respectively, which were ceded to subsidiaries of IHC.

15.  Debt

In connection with the acquisition of a controlling interest in GAF discussed in Note 2, the Company assumed $3,806,000 of GAF’s debt.  As of December 31, 2015, this debt is comprised of: (i) various term loans with former owners of a subsidiary of GAF, aggregating $2,964,000, with various maturities through January 2, 2019 and bearing a fixed interest rate of 2.5%; and (ii) a $225,000 line of credit with a commercial bank bearing interest at 4%.

Cash payments for principal and interest on debt was $617,000 and $23,000 respectively, for the eight months following the acquisition date of April 30, 2015 through December 31, 2015.

16.  Dividend Payment Restrictions and Statutory Information

Dividends from Independence American to its parent, a subsidiary of AMIC, are subject to the prior notification to the Delaware Insurance Commissioner, if such dividends, together with the fair market value of other dividends or distributions made within the preceding twelve months, exceed the greater of (i) 10% of surplus as regards policyholders as of the preceding December 31 or (ii) net income, not including realized capital gains, for the twelve-month period ending the December 31 next preceding.  Such dividends may be paid as long as they have not been disapproved by the Delaware Insurance Commissioner within 30 days of its receipt of notice thereof.  Independence American did not pay a dividend in 2015 and 2014.  There are no regulatory restrictions on the ability of our holding company, AMIC, to pay dividends.  Under Delaware law, AMIC is permitted to pay dividends from surplus or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Dividends to shareholders are paid from funds available at the corporate holding company level.  No dividend on the Company’s stock was declared during 2015.

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

Independence American is required to maintain a certain minimum amount of statutory surplus to satisfy its state insurance department of domicile.  Risk-based capital (“RBC”) requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders.  At December 31, 2015 and 2014, the statutory capital of Independence American was significantly in excess of regulatory RBC requirements.

Independence American’s statutory capital and surplus was $63,412,000 as of December 31, 2015 and $60,168,000 as of December 31, 2014.  Independence American’s statutory net income was $2,960,000 for 2015, $3,127,000 for 2014, and $3,176,000 for 2013.

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

Included in accumulated other comprehensive income at both December 31, 2015 and 2014 is an adjustment of $269,000 related to the non-credit related component of other-than-temporary impairment losses recorded.

18.  Quarterly Data (Unaudited)

The quarterly results of operations for the years ended December 31, 2015 and 2014 are summarized below (in thousands, except per share data):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2015

Total revenues	$43,557	$45,610	$46,731	$47,368

Income from continuing operations	$771	$938	$1,636	$470
(Income) loss from non-controlling interests
in subsidiaries	(49)	(51)	5	(191)

Net income attributable to AMIC	$722	$887	$1,641	$279

Basic income per common share	$.09	$.11	$.20	$.03

Diluted income per share	$.09	$.11	$.20	$.03

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

2014

Total revenues	$43,087	$40,020	$41,157	$40,612

Income from continuing operations	$882	$443	$1,956	$2,066
(Income) from non-controlling interests
in subsidiaries	(240)	14	101	28

Net income attributable to AMIC	$642	$457	$2,057	$2,094

Basic income per common share	$.08	$.06	$.25	$.26

Diluted income per share	$.08	$.06	$.25	$.26

19.  Repurchase of Common Stock

In 2010, AMIC initiated a program of repurchasing shares of its common stock.  In 2012, the Board of Directors authorized the repurchase of up to 962,886 shares of AMIC’s common stock, inclusive of prior authorizations, under the 2010 plan.  The Company repurchased 199,784 shares in 2013, which the Company classified as treasury shares.  There were no share repurchases in 2015 and 2014.  At December 31, 2015, there were 500,000 shares still authorized to be repurchased under the plan authorized by the Board of Directors.

20.  Subsequent Event

On March 31, 2016, IHC and its subsidiary, Independence American Holdings Corp. sold the stock of Risk Solutions to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”). In addition, under the purchase and sale agreement, all of the in-force stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements.  Approximately 89% of the purchase price was allocated to AMIC, with the balance being paid to Standard Security Life and other IHC subsidiaries.  The aforementioned transaction, which includes the sale of Risk Solutions and the corresponding coinsurance agreement, is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”.  AMIC’s and IHC’s blocks of medical stop-loss business are in run-off.  The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results.  The disposal transaction qualifies for reporting as discontinued operations in the first quarter of 2016 as a result of the Board of Directors’ commitment to a plan for its disposal in January 2016.

In January 2016, IHC’s Board of Directors has preliminarily determined to take the steps necessary to take AMIC private.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

American Independence Corp.:

Under date of June 3, 2016, we reported on the consolidated balance sheets of American Independence Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, as contained in the annual report on Form 10-K for the year ended December 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules I to V. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

June 3, 2016

SCHEDULE I

AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2015
(In thousands)
			AMOUNT
			SHOWN ON
	AMORTIZED	FAIR	BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

FIXED MATURITIES:
Corporate securities	$37,044	$36,386	$36,386
Foreign government	1,088	1,089	1,089
Collateralized mortgage obligations (CMO) -
residential	187	189	189
CMO - commercial	359	478	478
States, municipalities and political subdivisions	37,590	37,649	37,649
U.S. Government	7,679	7,734	7,734
Government sponsored enterprise (GSE)	998	999	999
Agency mortgage backed pass through
securities (MBS)	34	35	35
Redeemable preferred stocks	273	374	374

TOTAL FIXED MATURITIES	85,252	84,933	84,933

EQUITY SECURITIES
Nonredeemable preferred stocks	2,578	2,594	2,594

TOTAL EQUITY SECURITIES	2,578	2,594	2,594

Securities purchased under agreements to resell	4,595	4,595	4,595

TOTAL INVESTMENTS	$92,425	$92,122	$92,122

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

AMERICAN INDEPENDENCE CORP.
CONDENSED BALANCE SHEETS (In thousands, except share data)
(PARENT COMPANY ONLY)

	DECEMBER 31,
	2015	2014

ASSETS:
Cash and cash equivalents	$1,501	$708
Investments in continuing consolidated subsidiaries	89,854	79,997
Other receivables	95	1,828
Other assets	819	535
Net deferred tax asset	16,215	19,977

TOTAL ASSETS	$108,484	$103,045

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other liabilities	$1,286	$195

TOTAL LIABILITIES	1,286	195

STOCKHOLDERS' EQUITY
Preferred stock (none issued)	-	-
Common stock (A)	92	92
Paid-in capital	88,637	88,256
Accumulated other comprehensive loss	(197)	(154)
Treasury stock (B)	(10,161)	(10,243)
Retained earnings	25,549	22,139

TOTAL AMIC STOCKHOLDERS' EQUITY	103,920	100,090
NON-CONTROLLING INTEREST IN SUBSIDIARIES	3,278	2,760

TOTAL EQUITY	107,198	102,850

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,484	$103,045

(A)

Common stock $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares issued; 8,088,105 and 8,079,215 shares outstanding, respectively.

(B)

Treasury stock, at cost; 1,093,688 and 1,102,578 shares, respectively.

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(Continued)

AMERICAN INDEPENDENCE CORP.
CONDENSED STATEMENTS OF INCOME (In thousands)
(PARENT COMPANY ONLY)

	YEAR ENDED
	DECEMBER 31,
	2015	2014	2013

REVENUES:
Net investment income	$93	$65	$47
Net realized investment gains (losses)	-	-	(31)
Other Income	96	-	-
	189	65	16

EXPENSES:
General and administrative expenses and other	2,034	1,656	1,903
	2,034	1,656	1,903

Loss before income tax expense	(1,845)	(1,591)	(1,887)
Income tax benefit	(644)	(3,055)	(659)

Income (loss) before equity in net income of subsidiaries	(1,201)	1,464	(1,228)
Equity in net income of subsidiaries, net of tax	5,016	3,883	5,093

Net income	3,815	5,347	3,865
Income from non-controlling interests in subsidiaries	(286)	(97)	(983)

Net income attributable to American Independence Corp.	$3,529	$5,250	$2,882

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(Continued)

AMERICAN INDEPENDENCE CORP.
CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(PARENT COMPANY ONLY)

	YEAR ENDED
	DECEMBER 31,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,815	$5,347	$3,865
Adjustments to reconcile net income to net cash
provided from operating activities:
Deferred tax expense (benefit)	(646)	(3,057)	(661)
Equity in net income of subsidiaries	(5,016)	(3,883)	(5,093)
Net gain on step acquisition of GAF and settlement of
pre-existing relationships (see Note 2)	(503)	-	-
Net realized investment (gains) losses	-	-	31
Non-cash compensation expense	43	52	42
Change in operating assets and liabilities:
Change in other assets and liabilities	200	(123)	(6)

Net cash used by operating activities	(2,107)	(1,664)	(1,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in investments in and advances to
consolidated subsidiaries	3,266	1,421	2,627
Change in loan receivable	33	(528)	(1,300)
Cash paid in step acquisition of GAF	(325)	-	-
Purchases of fixed maturities	-	-	(1,746)
Sales of fixed maturities	-	-	1,715

Net cash provided by investing activities	2,974	893	1,296

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	52	33	-
IPA acquisition of non-controlling interest	(126)	-	-
Repurchase of common stock	-	-	(1,198)

Net cash provided by (used by) financing activities	(74)	33	(1,198)

Increase (decrease) in cash and cash equivalents	793	(738)	(1,724)
Cash and cash equivalents, beginning of period	708	1,446	3,170
Cash and cash equivalents, end of period	$1,501	$708	$1,446

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$28	$8	$32

The financial information of American Independence Corp. (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III
AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

					INSURANCE	SELLING,
					BENEFITS,	GENERAL
				NET	CLAIMS	AND	NET
	INSURANCE	UNEARNED	PREMIUMS	INVESTMENT	AND	ADMINISTRATIVE	PREMIUMS
	RESERVES	PREMIUMS	EARNED	INCOME (1)	RESERVES	EXPENSES (2)	WRITTEN

DECEMBER 31, 2015:
Independence American:
Medical stop-loss	$23,257	$-	$69,169	$1,131	$52,844	$14,862	$69,169
Fully Insured Health	18,495	4,680	73,745	928	42,496	24,344	74,739
Group Disability	2,012	380	5,889	113	3,401	1,802	5,907
Total Independence American	43,764	5,060	148,803	2,172	98,741	41,008	149,815
Agencies	-	-	-	(18)	-	32,765	-
Corporate	-	-	-	93	-	2,637	-
Total	$43,764	$5,060	$148,803	$2,247	$98,741	$76,410	$149,815

DECEMBER 31, 2014:
Independence American:
Medical stop-loss	$15,929	$-	$53,279	$1,103	$36,330	$14,524	$53,279
Fully Insured Health	15,742	3,686	74,309	782	48,710	23,290	74,236
Group Disability	1,945	362	6,018	102	3,847	1,767	6,078
Total Independence American	33,616	4,048	133,606	1,987	88,887	39,581	133,593
Agencies	-	-	-	150	-	28,515	-
Corporate	-	-	-	65	-	1,656	-
Total	$33,616	$4,048	$133,606	$2,202	$88,887	$69,752	$133,593

DECEMBER 31, 2013:
Independence American:
Medical stop-loss	$20,618	$-	$55,508	$1,242	$37,762	$16,566	$55,508
Fully Insured Health	13,276	3,759	66,167	631	45,884	16,931	67,702
Group Disability	1,358	302	5,528	73	3,472	1,594	5,617
Total Independence American	35,252	4,061	127,203	1,946	87,118	35,091	128,827
Agencies	-	-	-	111	-	22,384	-
Corporate	-	-	-	47	-	1,403	-
Total	$35,252	$4,061	$127,203	$2,104	$87,118	$58,878	$128,827

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

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
AMERICAN INDEPENDENCE CORP. AND SUBSIDIARIES
REINSURANCE
(In thousands)

					PERCENTAGE
		ASSUMED	CEDED		OF AMOUNT
	GROSS	FROM OTHER	TO OTHER	NET	ASSUMED
	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET
Premiums Earned:

December 31, 2015
Accident and Health	$29,704	$85,316	$1,777	$113,243	75%
Property and Liability (1)	35,812	-	252	35,560	-%
	$65,516	$85,316	$2,029	$148,803	57%

December 31, 2014
Accident and Health	$32,530	$74,934	$4,174	$103,290	73%
Property and Liability (1)	30,477	-	161	30,316	-%
	$63,007	$74,934	$4,335	$133,606	56%

December 31, 2013
Accident and Health	$36,641	$75,629	$3,897	$108,373	70%
Property and Liability (1)	18,845	-	15	18,830	-%
	$55,486	$75,629	$3,912	$127,203	59%

(1)

Property and liability primarily consists of pet insurance and occupational accident – employers liability.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE V

AMERICAN INDEPENDENCE CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	Of Period	Expenses	Accounts	Deductions	End of Period

Valuation Allowance on Deferred
Tax Asset:

Year ended December 31, 2015	$74,087	$-	$-	$-	$74,087
Year ended December 31, 2014	$77,149	$(562)	$-	$(2,500) (b)	$74,087
Year ended December 31, 2013	$78,810	$1,393	$-	$(3,054) (a)	$77,149

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