Form 10-Q
period 2016-03-31
AMERICAN INDEPENDENCE CORP
filed 2016-08-01
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2016
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [ X ]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common stock, $0.01 par value	8,118,551 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,
	2016	December 31,
ASSETS:	(Unaudited)	2015
Investments:
Securities purchased under agreements to resell	$1,629	$4,595
Fixed maturities available-for-sale, at fair value	181,158	84,933
Equity securities available-for-sale, at fair value	2,603	2,594

Total investments	185,390	92,122

Cash and cash equivalents	134,415	4,861
Restricted cash	966	1,377
Accrued investment income	769	727
Premiums receivable ($15,033 and $14,009, respectively, due from related parties)	16,005	16,654
Net deferred tax asset	15,848	13,944
Due from reinsurers ($2,025 and $3,330, respectively, due from related parties)	19,987	4,950
Goodwill	5,703	5,703
Intangible assets	13,086	13,327
Due from securities brokers	111	1,051
Other assets	18,037	10,540
Assets attributable to discontinued operations (Note 3)	-	31,718

TOTAL ASSETS	$410,317	$196,974

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims ($26,340 and $27,110, respectively, due to related parties)	$47,386	$43,764
Premium and claim funds payable	966	1,377
Commission payable ($4,341 and $5,221, respectively, due to related parties)	8,444	5,817
Accounts payable, accruals and other liabilities ($3,329 and $2,435, respectively,
due to related parties)	13,346	11,192
Debt	2,250	3,189
State income taxes payable	5,882	-
Due to securities brokers	99,777	-
Due to reinsurers	8,896	100
Liabilities attributable to discontinued operations (Note 3)	953	24,337

Total liabilities	187,900	89,776

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares
issued, respectively; 8,101,883 and 8,088,105 shares outstanding, respectively	92	92
Additional paid-in capital	88,648	88,637
Accumulated other comprehensive gain (loss)	484	(197)
Treasury stock, at cost, 1,079,910 and 1,093,688 shares, respectively	(10,033)	(10,161)
Retained earnings	139,749	25,549
Total American Independence Corp. stockholders’ equity	218,940	103,920
Non-controlling interest in subsidiaries	3,477	3,278
Total equity	222,417	107,198
TOTAL LIABILITIES AND EQUITY	$410,317	$196,974

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

		Three Months
		Ended March 31,
		2016		2015
REVENUES:
Premiums earned ($8,057 and $19,783, respectively, from related parties)		$21,096		$36,217
Agency income ($0 and $10 respectively, from related parties)		5,500		2,477
Net investment income		1,470		599
Net realized investment gains (losses)		214		141
Other income		1,122		1
		29,402		39,435

EXPENSES
Insurance benefits, claims and reserves ($2,867 and $12,677,
respectively, from related parties)		14,966		23,970
Selling, general and administrative expenses ($3,241 and $5,805,
respectively, from related parties)		13,506		14,952
Amortization and depreciation		280		115
		28,752		39,037

Income from continuing operations before income taxes		650		398
Provision for income taxes		234		140

Income from continuing operations		416		258

Discontinued operations: (Note 3)
Income from discontinued operations, before income taxes		122,034		837
Income taxes on discontinued operations		8,069		324
Income from discontinued operations		113,965		513

Net income		114,381		771
Less: Net (income) loss attributable to the non-controlling interest		178		49

Net income attributable to American Independence Corp.		$114,203		$722

Basic income per common share:
Income from continuing operations		$.03		$.03
Income from discontinued operations		14.07		.06
Basic income per common share		$14.10		$.09

Weighted-average shares outstanding		8,101		8,079

Diluted income per common share:	$		$
Income from continuing operations		.03		.03
Income from discontinued operations		14.04		.06
Basic income per common share		$14.07		$.09

Weighted-average diluted shares outstanding		8,119		8,094

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months
	Ended March 31,
	2016	2015

Net Income	$114,381	$771
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax
expense of $442 and $192, respectively	820	510
Less: reclassification adjustment for gains included in net income, net of
tax expense of $75 and $43, respectively	(139)	(80)
Other comprehensive income (loss)	681	430
Comprehensive income (loss)	115,062	1,201
Less: comprehensive (income) loss attributable to non-controlling interests	(178)	(49)
Comprehensive income (loss) attributable to American Independence Corp.	$114,884	$1,152

_______________________________________________________________________________________________

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2015	$92	$88,637	$(197)	$(10,161)	$25,549	$103,920	$3,278	$107,198

Net income					114,203	114,203	178	114,381
Other comprehensive income, net of tax			681			681		681
Exercise of stock options				128	17	145		145
Share-based compensation expense		11				11		11
Other					(20)	(20)	21	1

BALANCE AT MARCH 31, 2016	$92	$88,648	$484	$(10,033)	$139,749	$218,940	$3,477	$222,417

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,381	$771
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(214)	(141)
Amortization and depreciation	280	115
Gain on disposal of discontinued operations, net of tax	(113,499)	-
Deferred tax expense	(75)	463
Non-cash stock compensation expense	11	11
Amortization of bond premiums and discounts	145	149
Change in operating assets and liabilities:
Change in trading securities	-	(47)
Change in policy benefits and claims	3,622	2,057
Change in net amounts due from and to reinsurers	(6,241)	(1,545)
Change in claims fund	(7,681)	(292)
Change in commissions payable	2,627	1,137
Change in premiums receivable	649	(3,849)
Change in income taxes	(312)	(271)
Distribution from interest in partnerships	120	-
Change in other assets and other liabilities	7	2,212

Net change in cash from operating activities	(6,180)	770

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in securities under resale and repurchase agreements	2,966	(3,676)
Sales of and principal repayments on fixed maturities	4,554	10,041
Maturities and other repayments of fixed maturities	3,952	1,310
Purchases of fixed maturities	(2,906)	(9,320)
Change in loans receivable	17	(61)
Proceeds from sales of subsidiaries, net of cash divested	127,961	-
Other investing activities	(16)	(6)

Net change in cash from investing activities	136,528	(1,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	145	-
Repayment of debt	(939)	-

Net change in cash from financing activities	(794)	-

Increase (decrease) in cash and cash equivalents	129,554	(942)
Cash and cash equivalents, beginning of period	4,861	3,706
Cash and cash equivalents, end of period	$134,415	$2,764

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$76	$-
Cash paid for income taxes	$266	$8

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Significant Accounting Policies and Practices

(A)

Business and Organization

American Independence Corp. is a Delaware corporation (NASDAQ: AMIC).  We are a holding company principally engaged in the insurance and reinsurance business through: a) our wholly owned insurance company, Independence American Insurance Company ("Independence American"); b) our 51% ownership in HealthInsurance.org, LLC (“HIO”), a lead generation agency; c) our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”); d) our 80% ownership in Global Accident Facilities, LLC (“GAF”), a holding company for agencies that primarily produce occupational accident and injured on duty business; e) our wholly owned career sales agency, IPA Family, LLC (“IPA Family”); and f) our 92% ownership in IPA Direct, LLC (“IPAD”), a consumer direct sales call center.  On March 31, 2016, the Company sold IHC Risk Solutions, LLC (“Risk Solutions”), its wholly owned managing general underwriter of medical stop-loss insurance, and its 23% investment in Majestic Underwriters LLC.  In addition, under the purchase and sale agreement, all of the in-force medical stop-loss business of Independence American produced by Risk Solutions is 100% co-insured as of January 1, 2016.

As used in this report, unless otherwise required by the context, AMIC and its subsidiaries are sometimes collectively referred to as the "Company" or "AMIC", or are implicit in the terms "we", "us" and "our".  Specialty Benefits, HIO, GAF, IPAD and IPA Family are collectively referred to as “our Agencies”.

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC").  Through various transactions subsequently, IHC and its subsidiaries further increased its ownership of AMIC to approximately 92%.  In June 2016, IHC started the necessary proceedings to take AMIC private.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York State Disability Benefits Law ("DBL"), short-term medical, long-term disability (“LTD”) and group major medical.

(B)

Consolidation

(i)

IPA Family

During the second quarter of 2015, AMIC purchased all remaining ownership shares of IPA Family from non-controlling interests for cash consideration of approximately $126,000, thereby increasing its ownership interest in IPA Family from 90% to 100% as of June 30, 2015.

(ii)

GAF

During the second quarter of 2015, the Company increased its ownership in GAF to 80%.  See Note 2 for information regarding the acquisition of GAF.

(C)

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of AMIC and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect:  (i) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. AMIC’s annual report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

On March 31, 2016, the Company sold Risk Solutions, its managing general underwriter of stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims (“Medical Stop-Loss”). In addition, under the purchase and sale agreement, all of the in-force medical stop-loss business of Independence American produced by Risk Solutions is 100% co-insured as of January 1, 2016.  AMIC’s block of medical stop-loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The disposal transaction qualified for reporting as a discontinued operation in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016.  Certain items have been reclassified in the prior year to reflect the assets, liabilities, and related income and expenses associated with the disposal group as discontinued operations in the accompanying unaudited condensed consolidated financial statements and Notes thereto. See Note 3 for more information.

AMIC acquired a controlling interest in GAF on April 30, 2015.  Prior to obtaining control, AMIC recorded its investment in GAF using the equity method.  AMIC recorded changes in its investment in GAF in the “Other income” line in the Condensed Consolidated Statements of Income.  Upon achieving control, on April 30, 2015, GAF’s income and expense amounts became consolidated with AMIC’s results.  The Condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015 includes the consolidated balance sheet of GAF.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The Condensed Consolidated Statements of Income for the three months ended March 31, 2016 is not necessarily indicative of the results to be anticipated for the entire year.

(D)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminate the requirement to retrospectively account for those adjustments. The adoption of this guidance is did not have a material effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued guidance requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. An allowance for credit losses will be deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected with changes in the allowance recorded in earnings. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than a write-down, which would be limited to the amount by which fair value is below the amortized cost. Certain existing requirements used to evaluate credit losses have been removed. For public entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The amendments in this Update should be applied through a cumulative effect adjustment to retained earnings upon adoption as of the beginning of the first reporting period in which the guidance is effective. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued guidance that simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued guidance that eliminates the requirement to classify equity securities with readily determinable fair values as trading or available-for-sale. The guidance requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income, simplifies the impairment assessment of equity securities without readily determinable fair values and requires changes in disclosure requirements. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The amendments in this Update should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Balance Sheet or AMIC’s stockholders’ equity.

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

In May 2014, the FASB issued revenue recognition guidance for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards such as insurance contracts or lease contracts. The amendment provides specific steps that an entity should apply in order to achieve its main objective which is recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2016, additional guidance was issued to clarify certain aspects of the implementation guidance and to clarify the identification of performance obligations. In August 2015, the effective date of this guidance has been deferred. For public entities, this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires one of two specified retrospective methods of application. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management has not yet determined the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

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

2.

Global Accident Facilities, LLC

On April 30, 2015 (the "Acquisition Date"), through a settlement with a former owner, AMIC increased its ownership in Global Accident Facilities, LLC (“GAF) from 40% to 80%, in order to obtain control of the business it produces for Independence American.  GAF and its subsidiaries are principally engaged in the marketing, underwriting and administration of specialty risk insurance, primarily Occupational Accident and Injured on Duty for Independence American, which are offered exclusively in Texas and Massachusetts, respectively. The consideration transferred in exchange for the additional 40% ownership interest consisted of: (i) $325,000 in cash; and (ii) non-monetary consideration, primarily consisting of the settlement of a pre-existing relationship with the former owner, with a fair value of $1,195,000 at the Acquisition Date.  The fair value of the settlement of the pre-exiting relationship was based on projected future underwriting results discounted for collectability.  The acquisition resulted in AMIC’s obtaining control of GAF.  Immediately preceding the transaction, AMIC’s carrying value of its investment in GAF was $1,908,000.

As a result of AMIC obtaining control, the Company has included GAF’s consolidated assets and liabilities and results of operations, subsequent to the Acquisition Date, in its consolidated financial results as of and for the periods ended December 31, 2015.  Accordingly, the individual line items on the unaudited Condensed Consolidated Statements of Income for 2016 reflect three months of the operations of GAF with no corresponding amounts for 2015.  We recorded $2,058,000 of revenues and $2,293,000 of expenses from GAF for the three months ended March 31, 2016.

On the Acquisition Date, the Company recognized a net pre-tax gain of $503,000 as follows: (i) a loss of $692,000 was recognized by AMIC as a result of re-measuring its equity interest in GAF to its fair value of $1,216,000 immediately before the acquisition; and (ii) a gain of $1,195,000 was recognized by AMIC as a result of settling the pre-existing relationship with the former owner.

3.

Discontinued Operations

On March 31, 2016, AMIC sold the stock of Risk Solutions to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”).  In addition, under the purchase and sale agreement, all of the in-force medical stop-loss business of Independence American produced by Risk Solutions is co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements. Approximately 89% of the purchase price was allocated to AMIC, with the balance being paid to Standard Security Life and other IHC subsidiaries. The Company recorded a gain of $113,499,000, net of taxes, as a result of the transaction.  The aforementioned transaction, which includes the sale of Risk Solutions and the corresponding coinsurance agreement, is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”.  AMIC’s block of medical stop-loss business is in run-off.  The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results.  The disposal transaction qualified for reporting as a discontinued operation in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016.  Aside from reinsurance and marketing of Westport small group stop-loss, there will be no further involvement with the discontinued operation.

The following is a reconciliation of the major line items constituting the pretax profit of discontinued operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Revenue	$6,406	$4,122
Selling, general and administrative expenses	(5,564)	(3,113)
Amortization and depreciation	(125)	(172)

Pretax profit of discontinued operations	717	837
Gain on disposal of discontinued operations, pretax	121,317	-

Income from discontinued operations, before income taxes	122,034	837
Income taxes on discontinued operations	8,069	324

Income from discontinued operations	$113,965	$513

Total operating cash flows from discontinued operations for the three months ended March 31, 2016 and 2015 amounted to $1,106,000 and $136,000, respectively.  The Company elected to classify the proceeds received from the sale of discontinued operations in the investing activities section of the Condensed Consolidated Statement of Cash Flows.

In connection with the Risk Solutions Sale and Coinsurance Transaction in March 2016, AMIC utilized a significant amount of its Federal NOL carryforwards and made a corresponding adjustment to its valuation allowance (see Note 11) The Company recorded income taxes on discontinued operations of $8,069,000 for the three months ended March 31, 2016, consisting of $5,799,000 of state taxes and $2,270,000 of federal taxes, net of a $38,565,000 decrease in AMIC’s valuation allowance.

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities for discontinued operations for the periods indicated (in thousands):

	March 31, 2016	December 31, 2015

Major classes of assets included in discontinued operations:
Cash	$-	$904
Restricted Cash	-	20,358
Intangible assets	-	786
Other assets	-	9,670

Assets attributable to discontinued operations	$-	$31,718

Major classes of liabilities included in discontinued operations:
Premium and claim funds payable	$-	$20,358
Accounts payable and accrued liabilities	953	3,979

Liabilities attributable to discontinued operations	$953	$24,337

4.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  Included in the diluted earnings per share calculation for the three months ended March 31, 2016 are approximately 18,000 shares from the assumed exercise of options using the treasury stock method.  Included in the diluted earnings per share calculation for three months ended March 31, 2015 are approximately 15,000 shares from the assumed exercise of options using the treasury stock method.  Net income does not change as a result of the assumed dilution of options.

5.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	MARCH 31, 2016
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$37,115	$233	$(436)	$36,912
Foreign government	1,078	29	-	1,107
Collateralized mortgage obligations (CMO) – residential	168	2	-	170
States, municipalities and political subdivisions	35,358	722	(156)	35,924
U.S. Government	106,392	243	(6)	106,629
Government sponsored enterprise (GSE)	23	2	-	25
Agency mortgage backed pass through securities (MBS)	32	1	-	33
Redeemable preferred stocks	273	85	-	358
Total fixed maturities	$180,439	$1,317	$(598)	$181,158

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	2,577	51	(25)	2,603
Total available-for-sale equity securities	$2,577	$51	$(25)	$2,603

	DECEMBER 31, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$37,044	$25	$(683)	$36,386
Foreign government	1,088	7	(6)	1,089
CMO – residential	187	2	-	189
CMO – commercial	359	119	-	478
States, municipalities and political subdivisions	37,590	237	(178)	37,649
U.S. Government	7,679	59	(4)	7,734
GSE	998	2	(1)	999
MBS	34	1	-	35
Redeemable preferred stocks	273	101	-	374
Total fixed maturities	$85,252	$553	$(872)	$84,933

EQUITY SECURITIES
AVAILABLE-FOR-SALE

Nonredeemable preferred stocks	2,578	19	(3)	2,594
Total available-for-sale equity securities	$2,578	$19	$(3)	$2,594

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government, or its various insurance and lease programs that carry the full faith and credit obligation of the US Government.

The amortized cost and fair value of fixed maturities at March 31, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE
	(In thousands)

Due in one year or less	$6,316	$6,205
Due after one year through five years	121,831	122,135
Due after five years through ten years	24,438	24,885
Due after ten years	27,632	27,705
CMOs and MBSs	222	228

	$180,439	$181,158

The following tables summarize, for all securities in an unrealized loss position at March 31, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$12,208	$90	$7,933	$346	$20,141	$436
U.S. government	25,002	6	-	-	25,002	6
States, municipalities and political subdivisions	1,896	79	1,408	77	3,304	156
Nonredeemable preferred stocks	1,301	25	-	-	1,301	25
Total temporarily impaired securities	$40,407	$200	$9,341	$423	$49,748	$623

Number of securities in an unrealized loss position	14		9		23

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$24,627	$387	$6,760	$296	$31,387	$683
Foreign government	484	6	-	-	484	6
U.S. government	995	4	-	-	995	4
GSE	973	1	-	-	973	1
States, municipalities and political subdivisions	13,013	98	1,408	80	14,421	178
Nonredeemable preferred stocks	1,324	3	-	-	1,324	3
Total temporarily impaired securities	$41,416	$499	$8,168	$376	$49,584	$875

Number of securities in an unrealized loss position	36		7		43

Substantially all of the unrealized losses on fixed maturities at March 31, 2016 and December 31, 2015 were attributable to changes in market interest rates.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

The following table summarizes the Company’s net investment income for three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Fixed maturities	$628	$541
Equity securities	51	32
Short-term investments	4	-
Interest relating to the Risk Solutions Sale and Coinsurance Transaction	887	-
Other	(100)	26

Net investment income	$1,470	$599

Net realized investment gains for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Available-for-sale securities:
Fixed maturities	$214	$123
Total available-for-sale securities	214	123

Trading securities	-	1
Change in unrealized gain on trading securities	-	17

Net realized investment gains (losses)	$214	$141

For the three months ended March 31, 2016 and 2015, proceeds from sales of available-for-sale securities were $3,953,000 and $10,041,000, respectively.  For the three months ended March 31, 2016 and 2015, the Company recorded realized gross gains of $239,000 and $157,000, respectively, and gross losses of $25,000 and $34,000, respectively, on available-for-sale securities.

Other-Than-Temporary Impairment Evaluations

We recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security; 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in other comprehensive income (loss).  See Note 1I(v) to the Consolidated Financial Statements in the 2015 Annual Report for further discussion of the factors considered by management in its regular review to identify and recognize other-than-temporary impairments on available-for-sale securities.  The Company did not recognize any other-than-temporary impairments on available-for-sale securities in the first three months of 2016 or 2015.

Credit losses were recognized on certain fixed maturities for which each security also had an impairment loss recognized in other comprehensive income (loss).  The rollforward of these credit losses were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Balance, beginning of period	$288	$288
Securities sold	(288)	-

Balance, end of period	$-	$288

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$36,912	$-	$36,912
Foreign government	-	1,107	-	1,107
CMO – residential	-	170	-	170
States, municipalities and political
subdivisions	-	35,924	-	35,924
U.S. government	-	106,629	-	106,629
GSE	-	25	-	25
MBS – residential	-	33	-	33
Redeemable preferred stocks	358	-	-	358
Total fixed maturities	358	180,800	-	181,158

Equity securities available-for-sale:
Nonredeemable preferred stocks	2,603	-	-	2,603
Total equity securities	2,603	-	-	2,603

Total Financial Assets	$2,961	$180,800	$-	$183,761

FINANCIAL LIABILITIES:
Contingent liability	$-	$-	$885	$885

	December 31, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$36,386	$-	$36,386
Foreign government	-	1,089	-	1,089
CMO – residential	-	189	-	189
CMO – commercial	-	-	478	478
States, municipalities and political
subdivisions	-	37,649	-	37,649
U.S. government	-	7,734	-	7,734
GSE	-	999	-	999
MBS – residential	-	35	-	35
Redeemable preferred stocks	374	-	-	374
Total fixed maturities	374	84,081	478	84,933

Equity securities available-for-sale:
Nonredeemable preferred stocks	2,594	-	-	2,594
Total equity securities	2,594	-	-	2,594

Total Financial Assets	$2,968	$84,081	$478	$87,527

FINANCIAL LIABILITIES:
Contingent liability	$-	$-	$885	$885

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	March 31, 2016		December 31, 2015
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL LIABILITIES:
Debt	$2,198	$2,250	$3,137	$3,189

The following methods and assumptions were used to estimate the fair value of the financial instruments that are not carried at fair value in the Consolidated Financial Statements:

Debt

The fair value of debt with fixed interest rates approximates its carrying amount and is included in Level 2 of the fair value hierarchy.

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the three months ending March 31, 2016, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category during the three months ended March 31, 2016 or 2015.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during the three months ended March 31, 2016 or 2015.  The changes in the carrying value of Level 3 assets and liabilities for the three months ended March 31, 2016 and 2015 are summarized as follows (in thousands):

	Three Months Ended March 31, 2016
	Financial Assets		Financial Liabilities
		Total		Total
	CMOs	Level 3	Contingent	Level 3
	Commercial	Assets	Liability	Liabilities

Balance, beginning of period	$478	$478	$885	$885

Gains (losses) included in earnings:
Net realized investment gains (losses)	141	141	-	-

Sales of securities	(471)	(471)	-	-
Repayments and amortization of fixed maturities	(30)	(30)	-	-

Net unrealized gain included in accumulated other
comprehensive income (loss)	(118)	(118)	-	-

Balance, end of period	$-	$-	$885	$885

	Three Months Ended
	March 31, 2015
	Financial Assets
		Total
	CMOs	Level 3
	Commercial	Assets

Balance, beginning of period	$381	$381

Net unrealized gain included
in accumulated other
comprehensive income (loss)	25	25

Balance, end of period	$406	$406

7.

Goodwill and Other Intangible Assets

The carrying amount of goodwill was $5,703,000 at both March 31, 2016 and December 31, 2015.

The change in the carrying amount of other intangible assets for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Balance, beginning of period	$13,327	$8,637
Amortization expense	(241)	(88)

Balance, end of period	$13,086	$8,549

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $391,000 and $172,000 for the three months ended March 31, 2016 and 2015, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Income.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

Independence American assumes premiums from IHC subsidiaries, and records related insurance income, expenses, assets and liabilities.  Independence American pays administrative fees and commissions to subsidiaries of IHC in connection with fully insured health business written and assumed by Independence American.  The Company also contracts for several types of insurance coverage (e.g. directors and officers and professional liability coverage) jointly with IHC.  The cost of this coverage is split proportionally between the Company and IHC according to the type of risk and the Company’s portion is recorded in Selling, General and Administrative Expenses.

9.

Reinsurance

Effective January 1, 2016, all of the in-force medical stop-loss business of Independence American produced by Risk Solutions was co-insured in connection with the Risk Solutions Sale and Coinsurance Transaction (see Note 3).  As a result of this transaction, the Company recorded $18,674,000 of estimated amounts due from reinsurers.  Stop-loss business produced by Risk Solutions was 100% co-insured, accordingly the Condensed Consolidated Statements of Income reflect the co-insurance effective January 31, 2016.

The Company is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

10.

Share-Based Compensation

Total share-based compensation expense was $11,000 for both the three months ended March 31, 2016 and 2015.  Related tax benefits of $4,000 were recognized for both the three months ended March 31, 2016 and 2015.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2016:

	Outstanding	Exercisable

Number of options	57,780	48,891
Weighted average exercise price per share	$8.49	$8.24
Aggregate intrinsic value of options	$490,000	$403,000
Weighted average contractual term remaining	4.50 years	3.88 years

The Company’s stock option activity for the three months ended March 31, 2016 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2015	71,558	$8.88

Exercised	(13,778)	10.52

Balance, March 31, 2016	57,780	$8.49

No options were granted in 2016.

Compensation expense of $11,000 was recognized for both the three months ended March 31, 2016 and 2015 for the portion of the fair value of stock options vesting during that period.

As of March 31, 2016, there was approximately $29,000 of total unrecognized compensation expense related to non-vested options that will be recognized over the remaining requisite service periods.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Income was computed based on the Company's actual results, which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  As a result of the Risk Solutions Sale and Coinsurance Transaction (see Note 3), AMIC utilized approximately $110,185,000 of its operating loss carryforwards and made a corresponding adjustment to its valuation allowance.  At March 31, 2016, AMIC had remaining net operating loss carryforwards of approximately $148,294,000 for federal income tax purposes, which expire in varying amounts through the year 2028, with a significant portion expiring in 2020.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending March 31, 2016 and December 31, 2015 are $15,848,000 and $15,153,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Internal Revenue Service ("IRS") has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at March 31, 2016.

12.

Subsequent Event

In June 2016, IHC announced a “going private” transaction by way of a statutory “short-form" merger of AMIC with and into AMIC Holdings, Inc. (“Holdings”), a newly formed subsidiary into which IHC and one of its subsidiaries will contribute their shares of AMIC common stock, with Holdings continuing as the surviving corporation.  Subject to review by the Securities and Exchange Commission and consummation of the transaction, Holdings will own all of the outstanding shares of common stock of AMIC.  IHC is under no obligation to consummate the merger and could decide to withdraw from the transaction at any time before it becomes effective.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of American Independence Corp. ("AMIC") and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, and our unaudited condensed consolidated financial statements and related Notes thereto appearing elsewhere in this quarterly report.

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our wholly owned full service direct writer of medical-stop insurance for self-insured employer groups, IPA Family LLC (“IPA Family”), our 92% owned consumer direct sales call center, IPA Direct, LLC (“IPAD”), our 80% owned agency, Global Accident Facilities, LLC (“GAF”), and our 51% owned lead generation agency, HealthInsurance.org (“HIO”).  On March 31, 2016, the Company sold IHC Risk Solutions, LLC (“Risk Solutions”), its wholly owned managing general underwriter of medical stop-loss insurance, and its 23% investment in Majestic Underwriters LLC.  In addition, under the purchase and sale agreement, all of the in-force medical stop-loss business of Independence American produced by Risk Solutions is 100% co-insured as of January 1, 2016.  Specialty Benefits, HIO, GAF, IPAD and IPA Family are collectively referred to as “our Agencies”.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned approximately 92% of AMIC's stock as of March 31, 2016.  In June 2016, IHC started the necessary proceedings to take AMIC private.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  As of March 31, 2016, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes specialty health, New York State Disability Benefits Law ("DBL") and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American writes pet insurance, short-term medical, occupational accident, dental and other ancillary products.  Given its broad licensing, A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best"), and that it is the only property and casualty (P&C) company in IHC, Independence American seeks opportunities to expand the distribution of P&C and specialty health products.

While management considers a wide range of factors in its strategic planning, the overriding consideration is underwriting profitability.  Management's assessment of trends in health, pet and occupational accident insurance play a significant role in determining whether to expand Independence American's insurance premiums.  Independence American emphasizes underwriting profitability.  In addition, management focuses on controlling operating costs.  By sharing employees with IHC and sharing resources among our subsidiaries, we strive to maximize our earnings.

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  We have been informed by A.M. Best that an A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors.  A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of March 31, 2016 was $63,201,000.

Agencies

The Company has a 51% interest in HIO, which is headquartered in Minneapolis, MN.  HIO is a lead generation agency through its well-established internet domain address: www.healthinsurance.org.  The Company owns Specialty Benefits, which is also headquartered in Minneapolis, MN.  Specialty Benefits is a sales and marketing company.  AspiraAMas.com and Healthedeals.com are divisions of Specialty Benefits.  The Company owns IPA Family, which is headquartered in Tampa, FL.  IPA Family is a consumer direct sales agency.  The Company has a 92% interest in IPAD, which is headquartered in Lake Mary, FL.  IPAD is a consumer direct sales call center.  The Company has an 80% ownership in GAF, a holding company for agencies that primarily produce occupational accident and injured on duty business.  GAF has offices in Marshfield, MA and Dallas, TX.

The following is a summary of key performance information and events:

The results of operations for the three months ended March 31, 2016 and 2015 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Revenues	$29,402	$39,435
Expenses	28,752	39,037

Income from continuing operations before income taxes	650	398
Income taxes	234	140

Income from continuing operations	416	258

Income from discontinued operations, net of tax	113,965	513

Net income	114,381	771

Less: Net (income) loss attributable to the non-controlling interest	178	49

Net income attributable to American Independence Corp.	$114,203	$722

•

The book value of the Company increased to $27.02 per share at March 31, 2016 compared to $12.85 per share at December 31, 2015 as a result of the sale of Risk Solutions in the first quarter of 2016.

•

Income from continuing operations of $.03 per share, diluted, for the three months ended March 31, 2016 compared to $.03 per share, diluted, for the same period in 2015.

•

At March 31, 2016, 100% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 2.7% and 3.0% for the three months ended March 31, 2016 and 2015, respectively.

•

Premiums earned decreased 42% to $21.1 million for the three months ended March 31, 2016 compared to $36.2 million for the three months ended March 31, 2015, primarily due to a decrease in medical stop-loss premiums resulting from the sale of Risk Solutions and the exit from the medical stop-loss business, slightly offset by higher fully insured health premiums.

•

For the three months ended March 31, 2016, our Agencies generated revenues of $5.5 million compared to $2.5 million for the three months ended March 31, 2015.  Excluding revenue related to the consolidation of GAF totaling $2.1 million, total revenues increased $0.9 million due to higher revenues generated at HIO, IPAD, IPA Family and Specialty Benefits.

•

Agency net loss decreased $1.3 million from a loss of $1.6 million for the three months ended March 31, 2015 to a loss of $0.3 million for the three months ended March 31, 2016 due to lower losses at IPA Family and Specialty Benefits, and higher income at HIO.

•

Underwriting experience as indicated by GAAP Combined Ratios, on our three lines of business for the three months ended March 31, 2016 and 2015, are as follows (in thousands):

▪ Medical Stop-Loss	Three Months Ended
	March 31,
	2016	2015

Premiums Earned	$858	$17,010
Insurance Benefits Claims and Reserves	308	12,908
Profit Commission Expense	20	370
Expenses	(4)	3,401

Loss Ratio(A)	35.9%	75.9%
Profit Commission Expense Ratio (B)	2.3%	2.2%
Expense Ratio (C)	-0.5%	20.0%
Combined Ratio (D)	37.7%	98.1%

▪ Fully Insured Health	Three Months Ended
	March 31,
	2016	2015

Premiums Earned	$18,741	$17,728
Insurance Benefits Claims and Reserves	14,055	10,093
Profit Commission Expense (Recovery)	11	27
Expenses	6,594	6,479

Loss Ratio(A)	75.0%	56.9%
Profit Commission Expense Ratio (B)	0.1%	0.2%
Expense Ratio (C)	35.2%	36.5%
Combined Ratio (D)	110.3%	93.6%

▪ Group Disability	Three Months Ended
	March 31,
	2016	2015

Premiums Earned	$1,497	$1,479
Insurance Benefits Claims and Reserves	603	969
Expenses	472	416

Loss Ratio(A)	40.3%	65.5%
Expense Ratio (C)	31.5%	28.1%
Combined Ratio (D)	71.8%	93.6%

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

•

The Company recorded a lower loss ratio for medical stop-loss as the Company exits this line of business and the remaining reserves are in runoff.

•

The Company recorded an increase in the loss ratio in the fully insured health line of business for the three months ended March 31, 2016 primarily due to a substantial increase in losses for the occupational accident business, partially offset by improved results in pet and international health business.

•

The Company experienced a decrease in the loss ratio for group disability for the three months ended March 31, 2016 as a result of lower losses for both the DBL and international line of LTD business.

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

Results of Operations for the Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015.

				Insurance
				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2016	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$858	1,049	193	308	16	-	$1,776
Fully Insured Health	18,741	-	263	14,055	6,605	-	(1,656)
Group Disability	1,497	-	23	603	472	-	445
Total Independence
American	21,096	1,049	479	14,966	7,093	-	565

Agencies	-	5,524	(29)	-	5,548	280	(333)
Corporate	-	49	1,020	-	865	-	204
Subtotal	$21,096	6,622	1,470	14,966	13,506	280	436

Net realized investment gains							214
Income from continuing operations before income taxes							650
Income taxes							(234)
Income from continuing operations							$416

				Insurance
				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
March 31,	Premiums	Other	Investment	and	and	and
2015	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$17,010	-	285	12,908	3,771	-	$616
Fully Insured Health	17,728	-	251	10,093	6,506	-	1,380
Group Disability	1,479	-	33	969	416	-	127
Total Independence
American	36,217	-	569	23,970	10,693	-	2,123

Agencies	-	2,478	9	-	3,931	115	(1,559)
Corporate	-	-	21	-	328	-	(307)
Subtotal	$36,217	2,478	599	23,970	14,952	115	257

Net realized investment gains							141
Income from continuing operations before income taxes							398
Income taxes							(140)
Income from continuing operations							$258

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

Prior to obtaining control, AMIC recorded its investment in GAF using the equity method.  AMIC recorded changes in its investment in GAF in the “Other income” line in the Condensed Consolidated Statements of Income.  Upon achieving control on April 30, 2015, GAF’s income and expense amounts became consolidated with AMIC’s results.  Accordingly, the individual line items on the Condensed Consolidated Statements of Income for March 2016 reflect three months of the operations of GAF with no corresponding amounts for March 2015.

Premiums Earned.  Premiums earned decreased 42%, or $15,121,000 from 2015 to 2016. The Company currently has three lines of business.  Premiums relating to medical stop-loss business decreased $16,152,000 due to the sale of Risk Solutions and the exit from the medical stop-loss business.  Premiums relating to fully insured health (consisting of run-off major medical, short-term medical, dental, vision, gap, occupational accident, pet insurance, and international medical) increased $1,013,000.  The increase is primarily due to an increase in international medical and pet insurance premiums, offset by a decrease in major medical premiums.  Premiums relating to group disability increased $18,000.  For the three months ended March 31, 2016, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, approximately 28% of IHC’s medical stop-loss business, and 10% of certain of IHC’s group major medical business.  There were no significant changes to these percentages from the prior year.

Agency Income.  Agency income increased $3,023,000 from 2015 to 2016.  Excluding income related to the consolidation of GAF, totaling $2,067,000, total agency income increased $956,000.  In 2016, agency income consisted of commission income and other fees of $686,000, $532,000 and $2,067,000 from IPA Family, IPAD and GAF, respectively, and revenue of $406,000 and $1,809,000 from HIO and Specialty Benefits, respectively.  In 2015, agency income consisted of commission income and other fees of $358,000 and $500,000 from IPA Family and IPAD, respectively, and revenue of $322,000 and $1,297,000 from HIO and Specialty Benefits, respectively.

Net Investment Income.  Net investment income increased $871,000 from 2015 to 2016 due to an increase in investable assets due to the sale of Risk Solutions, offset by a lower yield on those assets.  The consolidated investment yields were 2.7% and 3.0% for the three months ended March 31, 2016 and 2015, respectively.

Net Realized Investment Gains (Losses).  The Company recorded a net realized investment gain of $214,000 for the three months ended March 31, 2016, compared to a gain of $141,000 for the three months ended March 31, 2015.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $1,121,000 from 2015 to 2016 primarily due the amortization of a ceding commission paid to Independence American in connection with the Risk Solutions Sale and Coinsurance Transaction (see Note 3).

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 38%, or $9,004,000 from 2015 to 2016.  The decrease is primarily due to a decrease in medical stop-loss of $12,600,000 due to the sale of Risk Solutions and the exit from the medical stop-loss business, and a decrease in assumed major medical of $971,000 due to lower premiums, offset by an increase in direct occupational accident of $4,806,000 due to higher claims and reserves on the line.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $1,446,000 from 2015 to 2016.  Excluding expenses related to the consolidation of GAF, totaling $1,885,000, total selling, general and administrative expenses decreased $3,331,000.  The decrease is primarily due to lower commission expense of $4,266,000 at Independence American relating to the exit from the medical stop-loss business, offset by higher underwriting expense of $1,075,000 at Independence American due to a change in the mix of business.

Amortization and Depreciation.  Amortization and depreciation expense increased $165,000 from 2015 to 2016 primarily due to the amortization of intangible assets recorded in connection with the consolidation of GAF.

Income Taxes.  The provision for income taxes increased $94,000 to $234,000, an effective rate of 36.0%, for the three months ended March 31, 2016, compared to $140,000, an effective rate of 35.2%, for the three months ended March 31, 2015.  Net income for the three months ended March 31, 2016 and 2015 includes a non-cash provision for federal income taxes of $(75,000) and $167,000, respectively.  The state tax effective rate increased to 7.19% for the three months ended March 31, 2016, compared to (10.1)% for the three months ended March 31, 2015 due to the mix of business by company and their respective state tax rates.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (loss) attributable to the non-controlling interest.  Net income (loss) attributable to the non-controlling interest increased $129,000 from 2015 to 2016.  The net income for the three months ended March 31, 2016 relates to the 49% non-controlling interest in HIO, the 20% non-controlling interest in GAF, and the 8% non-controlling interest in IPAD.  The net income for the three months ended March 31, 2015 relates to the 49% non-controlling interest in HIO, the 8% non-controlling interest in IPAD, and the 10% non-controlling interest in IPA Family.

Income from continuing operations.  Income from continuing operations increased to $416,000, or $.03 per share, diluted, for the three months ended March 31, 2016, compared to $258,000, or $.03 per share, diluted, for the three months ended March 31, 2015.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the three months ended March 31, 2016, our Agencies did not pay any dividends to Corporate.

Cash Flows

The Company had $134.4 million and $4.9 million of cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

For the three months ended March 31, 2016, $6.6 million of cash was utilized by operating activities, whereas investing activities provided the Company with $137.0 million of cash primarily due to the sale of Risk Solutions.  Financing activities utilized $0.8 million for the period primarily due to payments made on debt.

At March 31, 2016, the Company had $47.4 million of policy benefits and claims that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's policy benefits and claims does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, decreased $7,449,000 to $85,724,000 during the three months ended March 31, 2016 from $93,173,000 at December 31, 2015, primarily due to an increase in sales and maturities of fixed maturities and lower net purchases of securities under resale and repurchase agreements.  Cash increased $129,554,000 due to the sale of Risk Solutions.

The Company had receivables from reinsurers of $19,987,000 at March 31, 2016.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at March 31, 2016.

The Company's future policy benefits and claims liabilities by line of business are as follows (in thousands):

	Total Future Policy Benefits
	and Claims Liabilities
	March 31,	December 31,
	2016	2015

Medical Stop-Loss	$21,397	$23,257
Fully Insured Health	24,199	18,495
Group Disability	1,790	2,012

	$47,386	$43,764

The increase in total policy benefits and claims of $3,622,000 is primarily attributable to an increase in claims for occupational accident, offset by a decrease in medical stop-loss.

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

The $115,020,000 increase in AMIC’s stockholders' equity in the first three months of 2016 is primarily due to income from discontinued operations of $113,965,000 resulting from the sale of Risk Solutions, income from continuing operations of $416,000, and an increase in net unrealized gains on investments, net of taxes of $681,000.  The increase in net unrealized gains on investments is due to a decrease in interest rates, which increased the value of the Company’s bond portfolio.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized losses on available-for-sale securities totaled $623,000 at March 31, 2016.  Additionally, 100% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  The Company does not have any non-performing fixed maturity investments at March 31, 2016.

The Company reviews its investments regularly and monitors its investments continually for impairments.  There were no realized losses for other-than-temporary impairments recorded for the three months ended March 31, 2016 and 2015.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at March 31, 2016 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$171	$-	$-	$-	$171

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at March 31, 2016.  In 2016, the Company recorded $745,000 of net unrealized gains on available-for-sale securities, pre-tax, in other comprehensive income (loss).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

•

Continued evaluation of strategic transactions.  As a result of the sale of Risk Solutions, we have significant cash.  We plan to redeploy some of this cash in making investments and acquisitions to bolster existing or new lines of business.  Subsequent to March 31, 2016, Specialty Benefits made a $0.6 million investment in a call center, which will begin writing substantially all of its specialty health business with carriers affiliated with IHC.  We are currently negotiating several similar transactions.

•

Continued focus on administrative efficiencies.

•

IHC initiating the process to take AMIC private.

On March 31, 2016, IHC and its subsidiary Independence American Holdings Corp. sold the stock of Risk Solutions.  In addition, under the purchase and sale agreement, all of the in-force medical stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was co-insured by Westport as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements.  This transaction resulted in a gain on the sale estimated at approximately $114 million.  As a result of the transaction, AMIC is highly liquid and has excess capital, however, its Medical Stop-Loss line of business will be in run-off, which will have a negative impact on future earnings.

IHC has announced a “going private” transaction by way of a statutory “short-form" merger of AMIC with and into AMIC Holdings, Inc. (“Holdings”), a newly formed subsidiary into which IHC and one of its subsidiaries will contribute their shares of AMIC common stock, with Holdings continuing as the surviving corporation.  Subject to review by the Securities and Exchange Commission and consummation of the transaction, Holdings will own all of the outstanding shares of common stock of AMIC.  IHC is under no obligation to consummate the merger and could decide to withdraw from the transaction at any time before it becomes effective.

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

IHC Treaties

Independence American derives a significant amount of its premiums from pro rata quota share reinsurance treaties (“IHC Treaties”) with Standard Security Life and Madison National Life Insurance Company, Inc. ("Madison National Life"), which are wholly owned subsidiaries of IHC.  These treaties, which were to terminate on December 31, 2014, have been amended to extend the termination date to December 31, 2019.  With respect to the IHC Treaties, the Company’s operating results are affected by the following factors: (i) the percentage of business ceded to Independence American pursuant to the IHC Treaties; (ii) the amount of gross premium written by Standard Security Life or Madison National Life that is ceded to the IHC Treaties; and (iii) the amount of gross premium written by carriers other than Standard Security Life or Madison National Life that is ceded to Independence American.  The profitability of the business ceded will also impact our operating results.  Independence American assumes specialty health, DBL and LTD premiums from IHC under the IHC Treaties.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at March 31, 2016 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2015 included in Item 7A of the Company's Annual Report on Form 10-K.

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

As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2015, management concluded that there was a material weakness in internal control over financial reporting for income taxes.  Management determined that we did not maintain effective controls over the accounting for and disclosures of technical accounting matters as they relate to income taxes.  Specifically, we did not have (i) sufficient tax accounting resources with adequate knowledge of the Company’s process and controls over financial reporting related to income taxes to effectively design, operate, and document controls over accounting for income taxes, (ii) an adequate risk assessment process related to income tax accounting to identify and appropriately account for income taxes associated with significant, non-routine transactions and (iii) effective process level controls over completeness, existence, accuracy and disclosure of deferred tax balances.

Plan for Remediation of Material Weakness

The Company is actively engaged in evaluating and determining implementation steps to remediate the material weaknesses in internal control over financial reporting identified related to accounting for income taxes.  The Company has begun and will continue to (i) augment existing tax staff with additional skilled tax accounting resources and providing additional training to existing staff on the design and operation of tax related financial reporting and corresponding internal controls, (ii) enhance risk assessment processes that operate over accounting for income taxes, with a particular focus on the tax accounting and disclosure for unusual and complex transactions, and (iii) review the processes and controls in place to measure and record transactions related to tax accounting to enhance the effectiveness of the design and operation of those controls.  Though the Company has begun to address the remediation efforts described above, until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There has been no change in AMIC’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 in response to Item 1A. to Part 1 of Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of March 31, 2016, 500,000 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended March 31, 2016.

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

10.9	Purchase and Sale Agreement, dated as of January 5, 2016, by and among Independence Holding Company, Independence American Holdings Corp., and SR Corporate Solutions America Holding Corporation.
18	Preferability Letter of KPMG LLP dated August 8, 2014. Incorporated by reference to exhibit 18 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	August 1, 2016

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	August 1, 2016