Form 10-Q
period 2016-06-30
AMERICAN INDEPENDENCE CORP
filed 2016-08-15
CIK 97196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2016
OR
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from:________to________

Commission File Number:  001-05270

AMERICAN INDEPENDENCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-1817252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 355-4141

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

       Non-accelerated filer [ X ]             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2016
Common stock, $0.01 par value	8,118,551 shares

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

American Independence Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2016	December 31,
ASSETS:	(Unaudited)	2015
Investments:
Securities purchased under agreements to resell	$7,527	$4,595
Fixed maturities available-for-sale, at fair value	201,707	84,933
Equity securities available-for-sale, at fair value	2,608	2,594

Total investments	211,842	92,122

Cash and cash equivalents	7,824	4,861
Restricted cash	1,379	1,377
Accrued investment income	1,626	727
Premiums receivable ($14,137 and $14,009, respectively, due from related parties)	15,988	16,654
Net deferred tax asset	14,723	13,944
Due from reinsurers ($1,276 and $3,330, respectively, due from related parties)	36,161	4,950
Goodwill	5,703	5,703
Intangible assets	12,814	13,327
Due from securities brokers	403	1,051
Other assets	12,623	10,540
Assets attributable to discontinued operations (Note 3)	-	31,718

TOTAL ASSETS	$321,086	$196,974

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Policy benefits and claims ($28,267 and $27,110, respectively, due to related parties)	$47,512	$43,764
Premium and claim funds payable	1,379	1,377
Commission payable ($4,126 and $5,221, respectively, due to related parties)	7,294	5,817
Accounts payable, accruals and other liabilities ($2,960 and $2,435, respectively,
due to related parties)	10,396	11,192
Debt	2,025	3,189
State income taxes payable	5,904	-
Due to securities brokers	1,973	-
Due to reinsurers	18,436	100
Liabilities attributable to discontinued operations (Note 3)	953	24,337

Total liabilities	95,872	89,776

STOCKHOLDERS’ EQUITY:
American Independence Corp. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000 shares designated; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,181,793 shares
issued, respectively; 8,118,551 and 8,088,105 shares outstanding, respectively	92	92
Additional paid-in capital	88,658	88,637
Accumulated other comprehensive gain (loss)	1,740	(197)
Treasury stock, at cost, 1,063,242 and 1,093,688 shares, respectively	(9,878)	(10,161)
Retained earnings	141,026	25,549
Total American Independence Corp. stockholders’ equity	221,638	103,920
Non-controlling interest in subsidiaries	3,576	3,278
Total equity	225,214	107,198
TOTAL LIABILITIES AND EQUITY	$321,086	$196,974

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
REVENUES:
Premiums earned ($6,392, $20,726, $14,449 and
$40,509, respectively, from related parties)	$21,735	$37,232	$42,831	$73,449
Agency income	5,094	3,639	10,594	6,116
Net investment income	1,155	485	2,625	1,084
Net realized investment gains (losses)	389	211	603	352
Other income	1,073	593	2,195	594
	29,446	42,160	58,848	81,595

EXPENSES
Insurance benefits, claims and reserves ($4,076, $12,817,
$6,943 and $25,494, respectively, from related parties)	13,508	25,296	28,474	49,266
Selling, general and administrative expenses ($3,579, $5,888,
$6,820 and $11,693, respectively, from related parties)	13,573	15,168	27,079	30,120
Amortization and depreciation	303	217	583	332
	27,384	40,681	56,136	79,718

Income from continuing operations before income taxes	2,062	1,479	2,712	1,877
Provision for income taxes	669	527	903	667

Income from continuing operations	1,393	952	1,809	1,210

Discontinued operations: (Note 3)
Income (loss) from discontinued operations, before income taxes	-	(18)	122,034	819
Income taxes on discontinued operations	(22)	(4)	8,047	320
Income (loss) from discontinued operations	22	(14)	113,987	499

Net income	1,415	938	115,796	1,709
Less: Net (income) loss attributable to the non-controlling interest	88	51	266	100

Net income attributable to American Independence Corp.	$1,327	$887	$115,530	$1,609

Basic income per common share:
Income from continuing operations	$.16	$.11	$.19	$.14
Income from discontinued operations	-	-	14.06	.06
Basic income per common share	$.16	$.11	$14.25	$.20

Weighted-average shares outstanding	8,119	8,079	8,110	8,079

Diluted income per common share:
Income from continuing operations	$.16	$.11	$.19	$.14
Income from discontinued operations	-	-	14.03	.06
Diluted income per common share	$.16	$.11	$14.22	$.20

Weighted-average diluted shares outstanding	8,148	8,094	8,125	8,093

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Net Income	$1,415	$938	$115,796	$1,709
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax
expense (benefit) of $812, $(137), $1,254 and $55, respectively	1,508	(255)	2,329	257
Less: reclassification adjustment for gains included in net income, net of
tax of $136, $84, $211 and $127, respectively	(252)	(155)	(392)	(236)
Other comprehensive income (loss)	1,256	(410)	1,937	21
Comprehensive income (loss)	2,671	528	117,733	1,730
Less: comprehensive (income) loss attributable to non-controlling interests	(88)	(51)	(266)	(100)
Comprehensive income (loss) attributable to American Independence Corp.	$2,583	$477	$117,467	$1,630

_______________________________________________________________________________________________

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statement of Changes In Stockholders’ Equity

(In thousands)

(Unaudited)

			ACCUMULATED				NON-
		ADDITIONAL	OTHER	TREASURY		TOTAL AMIC	CONTROLLING
	COMMON	PAID-IN	COMPREHENSIVE	STOCK,	RETAINED	STOCKHOLDERS’	INTERESTS IN	TOTAL
	STOCK	CAPITAL	INCOME (LOSS)	AT COST	EARNINGS	EQUITY	SUBSIDIARIES	EQUITY

BALANCE AT DECEMBER 31, 2015	$92	$88,637	$(197)	$(10,161)	$25,549	$103,920	$3,278	$107,198

Net income					115,530	115,530	266	115,796
Other comprehensive income, net of tax			1,937			1,937		1,937
Exercise of stock options				283	(21)	262		262
Share-based compensation expense		21				21		21
Other					(32)	(32)	32	-

BALANCE AT JUNE 30, 2016	$92	$88,658	$1,740	$(9,878)	$141,026	$221,638	$3,576	$225,214

See the accompanying Notes to Condensed Consolidated Financial Statements.

American Independence Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,796	$1,709
Adjustments to reconcile net income to net change in
cash from operating activities:
Net realized investment gains	(603)	(352)
Amortization and depreciation	583	332
Equity income	-	(93)
Gain on disposal of discontinued operations, net of tax	(113,521)	-
Deferred tax expense	366	962
Net gain on step acquisition of GAF and settlement of pre-existing
relationships (see Note 2)	-	(503)
Non-cash stock compensation expense	21	22
Amortization of bond premiums and discounts	447	301
Change in operating assets and liabilities:
Change in trading securities	-	23
Change in policy benefits and claims	3,748	7,481
Change in net amounts due from and to reinsurers	(12,875)	(1,909)
Change in claims fund	(1,128)	8
Change in commissions payable	1,477	874
Change in premiums receivable	666	(3,650)
Change in income taxes	(3,085)	(216)
Distribution from interest in partnerships	120	-
Change in other assets and other liabilities	(1,584)	1,735

Net change in cash from operating activities	(9,572)	6,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in securities under resale and repurchase agreements	(2,932)	(5,084)
Sales of and principal repayments on fixed maturities	100,070	39,226
Maturities and other repayments of fixed maturities	11,413	2,207
Purchases of fixed maturities	(222,514)	(43,227)
Cash paid in acquisitions, net of cash acquired	(275)	-
Change in loans receivable	(255)	33
Proceeds from sales of subsidiaries, net of cash divested	127,961	511
Other investing activities	(31)	(28)

Net change in cash from investing activities	13,437	(6,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	262	-
IPA acquisition of non-controlling interest	-	(126)
Repayment of debt	(1,164)	-

Net change in cash from financing activities	(902)	(126)

Increase (decrease) in cash and cash equivalents	2,963	236
Cash and cash equivalents, beginning of period	4,861	3,706
Cash and cash equivalents, end of period	$7,824	$3,942

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$77	$11
Cash paid for income taxes	$3,310	$10

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

Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC").  Through various transactions subsequently, IHC and its subsidiaries further increased its ownership of AMIC to approximately 91%.  In June 2016, IHC started the necessary proceedings to take AMIC private.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  IHC has also entered into reinsurance treaties through its wholly owned subsidiaries, Standard Security Life Insurance Company of New York (“Standard Security Life”) and Madison National Life Insurance Company, Inc. (“Madison National Life”), whereby the Company assumes reinsurance premiums from the following lines of business: medical stop-loss, New York State Disability Benefits Law ("DBL"), short-term medical, long-term disability (“LTD”) and group major medical.

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

On March 31, 2016, the Company sold Risk Solutions, its managing general underwriter of stop-loss insurance for self-insured employer groups that desire to manage the risk of large medical claims (“Medical Stop-Loss”). In addition, under the purchase and sale agreement, all of the in-force medical stop-loss business of Independence American produced by Risk Solutions is 100% co-insured as of January 1, 2016.  AMIC’s block of medical stop-loss business is in run-off. The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results. The disposal transaction qualified for reporting as a discontinued operation in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016.  Certain items have been reclassified in the prior year to reflect the assets, liabilities, and related income and expenses associated with the disposal group as discontinued operations in the accompanying unaudited condensed consolidated financial statements and Notes thereto.  The results of discontinued operations reflect the operations of the disposed MGUs.  See Note 3 for more information.  The run-off of AMIC’s remaining block of medical stop-loss business is in continuing operations.

AMIC acquired a controlling interest in GAF on April 30, 2015.  Prior to obtaining control, AMIC recorded its investment in GAF using the equity method.  AMIC recorded changes in its investment in GAF in the “Other income” line in the Condensed Consolidated Statements of Income.  Upon achieving control, on April 30, 2015, GAF’s income and expense amounts became consolidated with AMIC’s results.  The Condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015 includes the consolidated balance sheet of GAF.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the condensed consolidated financial position and results of operations for the interim periods have been included. The Condensed Consolidated Statements of Income for the six months ended June 30, 2016 is not necessarily indicative of the results to be anticipated for the entire year.

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

As a result of AMIC obtaining control, the Company has included GAF’s consolidated assets and liabilities and results of operations, subsequent to the Acquisition Date, in its consolidated financial results as of and for the periods ended December 31,

2015.  Accordingly, the individual line items on the unaudited Condensed Consolidated Statements of Income for six months ended 2016 reflect six months of the operations of GAF and only two months of corresponding amounts for 2015.  We recorded $1,969,000 and $4,027,000 of revenues, and $2,256,000 and $4,549,000 of expenses from GAF for the three months and six months ended June 30, 2016, respectively.  We recorded $1,139,000 of revenues and $1,441,000 of expenses from GAF for both the three months and six months ended June 30, 2015.

On the Acquisition Date in 2015, the Company recognized a net pre-tax gain of $503,000 as follows: (i) a loss of $692,000 was recognized by AMIC as a result of re-measuring its equity interest in GAF to its fair value of $1,216,000 immediately before the acquisition; and (ii) a gain of $1,195,000 was recognized by AMIC as a result of settling the pre-existing relationship with the former owner.

3.

Discontinued Operations

On March 31, 2016, AMIC sold the stock of Risk Solutions to Swiss Re Corporate Solutions, a division of Swiss Re (“Swiss Re”).  In addition, under the purchase and sale agreement, all of the in-force medical stop-loss business of Independence American produced by Risk Solutions is co-insured by Westport Insurance Corporation (“Westport”), Swiss Re’s largest US carrier, as of January 1, 2016.  The aggregate purchase price was $152,500,000 in cash, subject to adjustments and settlements. Approximately 89% of the purchase price was allocated to AMIC, with the balance being paid to Standard Security Life and other IHC subsidiaries. The Company recorded a gain of $113,521,000, net of taxes, as a result of the transaction.  The aforementioned transaction, which includes the sale of Risk Solutions and the corresponding coinsurance agreement, is collectively referred to as the “Risk Solutions Sale and Coinsurance Transaction”.  AMIC’s block of medical stop-loss business is in run-off.  The sale of Risk Solutions and exit from the medical stop-loss business represents a strategic shift that will have a major effect on the Company’s operations and financial results.  The disposal transaction qualified for reporting as a discontinued operation in the first quarter of 2016 as a result of the Board of Directors commitment to a plan for its disposal in January 2016.  Aside from reinsurance and marketing of Westport small group stop-loss, there will be no further involvement with the discontinued operation.

The following is a reconciliation of the major line items constituting the pretax profit of discontinued operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$-	$3,450	$6,406	$7,572
Selling, general and administrative expenses	-	(3,293)	(5,564)	(6,406)
Amortization and depreciation	-	(175)	(125)	(347)

Pretax profit of discontinued operations	-	(18)	717	819
Gain on disposal of discontinued operations, pretax	-	-	121,317	-

Income (loss) from discontinued operations, before income taxes	-	(18)	122,034	819
Income taxes on discontinued operations	(22)	(4)	8,047	320

Income (loss) from discontinued operations	$22	$(14)	$113,987	$499

Total operating cash flows from discontinued operations for the six months ended June 30, 2016 and 2015 amounted to $1,106,000 and $436,000, respectively.  The Company elected to classify the proceeds received from the sale of discontinued operations in the investing activities section of the Condensed Consolidated Statement of Cash Flows.

In connection with the Risk Solutions Sale and Coinsurance Transaction in March 2016, AMIC utilized a significant amount of its Federal NOL carryforwards and made a corresponding adjustment to its valuation allowance (see Note 11) The Company recorded income taxes on discontinued operations of $8,047,000 for the six months ended June 30, 2016, consisting of $5,777,000 of state taxes and $2,270,000 of federal taxes, net of a $38,419,000 decrease in AMIC’s valuation allowance.

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities for discontinued operations for the periods indicated (in thousands):

	June 30, 2016	December 31, 2015

Major classes of assets included in discontinued operations:
Cash	$-	$904
Restricted Cash	-	20,358
Intangible assets	-	786
Other assets	-	9,670

Assets attributable to discontinued operations	$-	$31,718

Major classes of liabilities included in discontinued operations:
Premium and claim funds payable	$-	$20,358
Accounts payable and accrued liabilities	953	3,979

Liabilities attributable to discontinued operations	$953	$24,337

4.

Income Per Common Share

Income per common share calculations are based on the weighted-average of common shares and common share equivalents outstanding during the year.  Common stock options are considered to be common share equivalents and are used to calculate income per common share except when they are anti-dilutive.  Included in the diluted earnings per share calculation for three months and six months ended June 30, 2016 are approximately 16,000 and 29,000 shares, respectively, from the assumed exercise of options using the treasury stock method.  Included in the diluted earnings per share calculation for three months and six months ended June 30, 2015 are approximately 15,000 and 14,000 shares, respectively, from the assumed exercise of options using the treasury stock method.   Net income does not change as a result of the assumed dilution of options.  Net income does not change as a result of the assumed dilution of options.

5.

Investments

The cost (amortized cost with respect to certain fixed maturities), gross unrealized gains, gross unrealized losses and fair value of long-term investment securities are as follows (in thousands):

	JUNE 30, 2016
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$101,518	$1,539	$(232)	$102,825
Foreign government	4,458	2	(42)	4,418
Collateralized mortgage obligations (CMO) – residential	148	2	-	150
States, municipalities and political subdivisions	47,826	1,171	(149)	48,848
U.S. Government	39,950	290	-	40,240
Government sponsored enterprise (GSE)	21	2	-	23
Agency mortgage backed pass through securities (MBS)	29	1	-	30
Redeemable preferred stocks	5,111	62	-	5,173
Total fixed maturities	$199,061	$3,069	$(423)	$201,707

EQUITY SECURITIES
AVAILABLE-FOR-SALE:

Nonredeemable preferred stocks	2,577	35	(4)	2,608
Total available-for-sale equity securities	$2,577	$35	$(4)	$2,608

	DECEMBER 31, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

FIXED MATURITIES
AVAILABLE-FOR-SALE:

Corporate securities	$37,044	$25	$(683)	$36,386
Foreign government	1,088	7	(6)	1,089
CMO – residential	187	2	-	189
CMO – commercial	359	119	-	478
States, municipalities and political subdivisions	37,590	237	(178)	37,649
U.S. Government	7,679	59	(4)	7,734
GSE	998	2	(1)	999
MBS	34	1	-	35
Redeemable preferred stocks	273	101	-	374
Total fixed maturities	$85,252	$553	$(872)	$84,933

EQUITY SECURITIES
AVAILABLE-FOR-SALE

Nonredeemable preferred stocks	2,578	19	(3)	2,594
Total available-for-sale equity securities	$2,578	$19	$(3)	$2,594

Government-sponsored enterprises (“GSEs”) are private enterprises established and chartered by the Federal Government, or its various insurance and lease programs that carry the full faith and credit obligation of the US Government.

The amortized cost and fair value of fixed maturities at June 30, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  CMOs and MBSs are shown separately, as they are not due at a single maturity.

	AMORTIZED	FAIR
	COST	VALUE
	(In thousands)

Due in one year or less	$1,026	$1,003
Due after one year through five years	83,949	84,569
Due after five years through ten years	72,550	74,129
Due after ten years	41,338	41,803
CMOs and MBSs	198	203

	$199,061	$201,707

The following tables summarize, for all securities in an unrealized loss position at June 30, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time, those securities that have continuously been in an unrealized loss position (in thousands):

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$4,394	$53	$1,535	$179	$5,929	$232
Foreign government	3,253	42	-	-	3,253	42
States, municipalities and political subdivisions	4,581	73	1,408	76	5,989	149
Nonredeemable preferred stocks	1,322	4	-	-	1,322	4
Total temporarily impaired securities	$13,550	$172	$2,943	$255	$16,493	$427

Number of securities in an unrealized loss position	11		4		15

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Losses	Value	Losses
FIXED MATURITIES:

Corporate securities	$24,627	$387	$6,760	$296	$31,387	$683
Foreign government	484	6	-	-	484	6
U.S. government	995	4	-	-	995	4
GSE	973	1	-	-	973	1
States, municipalities and political subdivisions	13,013	98	1,408	80	14,421	178
Nonredeemable preferred stocks	1,324	3	-	-	1,324	3
Total temporarily impaired securities	$41,416	$499	$8,168	$376	$49,584	$875

Number of securities in an unrealized loss position	36		7		43

Substantially all of the unrealized losses on fixed maturities at June 30, 2016 and December 31, 2015 were attributable to changes in market interest rates.  Because the Company does not intend to sell, nor is it more likely than not that the Company will have to sell, such investments before recovery of their amortized cost bases, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.

The following table summarizes the Company’s net investment income for three months and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Fixed maturities	$1,167	$474	$1,795	$1,015
Equity securities	48	19	99	51
Short-term investments	5	1	9	2
Interest relating to the Risk Solutions Sale
and Coinsurance Transaction	-	-	887	-
Other	(65)	(9)	(165)	16

Net investment income	$1,155	$485	$2,625	$1,084

Net realized investment gains for the three months and six ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Available-for-sale securities:
Fixed maturities	$389	$239	$603	$363
Total available-for-sale securities	389	239	603	363

Trading securities	-	13	-	14
Change in unrealized gain on trading securities	-	(41)	-	(25)

Net realized investment gains	$389	$211	$603	$352

For the six months ended June 30, 2016 and 2015, proceeds from sales of available-for-sale securities were $100,070,000 and $39,226,000, respectively. For the three months and six months ended June 30, 2016, the Company recorded realized gross gains of $563,000 and $802,000, respectively, and gross losses of $174,000 and $199,000, respectively, on available-for-sale securities.  For the three months and six months ended June 30, 2015, the Company recorded realized gross gains of $294,000 and $451,000, respectively, and gross losses of $54,000 and $88,000, respectively, on available-for-sale securities.

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

	Six Months Ended
	June 30,
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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$102,825	$-	$102,825
Foreign government	-	4,418	-	4,418
CMO – residential	-	150	-	150
States, municipalities and political
subdivisions	-	48,848	-	48,848
U.S. government	-	40,240	-	40,240
GSE	-	23	-	23
MBS – residential	-	30	-	30
Redeemable preferred stocks	5,173	-	-	5,173
Total fixed maturities	5,173	196,534	-	201,707

Equity securities available-for-sale:
Nonredeemable preferred stocks	2,608	-	-	2,608
Total equity securities	2,608	-	-	2,608

Total Financial Assets	$7,781	$196,534	$-	$204,315

FINANCIAL LIABILITIES:
Contingent liability	$-	$-	$885	$885

	December 31, 2015
	Level 1	Level 2	Level 3	Total

FINANCIAL ASSETS:
Fixed maturities available-for-sale:
Corporate securities	$-	$36,386	$-	$36,386
Foreign government	-	1,089	-	1,089
CMO – residential	-	189	-	189
CMO – commercial	-	-	478	478
States, municipalities and political
subdivisions	-	37,649	-	37,649
U.S. government	-	7,734	-	7,734
GSE	-	999	-	999
MBS – residential	-	35	-	35
Redeemable preferred stocks	374	-	-	374
Total fixed maturities	374	84,081	478	84,933

Equity securities available-for-sale:
Nonredeemable preferred stocks	2,594	-	-	2,594
Total equity securities	2,594	-	-	2,594

Total Financial Assets	$2,968	$84,081	$478	$87,527

FINANCIAL LIABILITIES:
Contingent liability	$-	$-	$885	$885

The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments, for the periods indicated, that are not carried at fair value but are subject to fair value disclosure requirements, for the periods indicated (in thousands):

	June 30, 2016		December 31, 2015
	Level 2		Level 2
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

FINANCIAL LIABILITIES:
Debt	$1,979	$2,025	$3,137	$3,189

The following methods and assumptions were used to estimate the fair value of the financial instruments that are not carried at fair value in the Consolidated Financial Statements:

Debt

The fair value of debt with fixed interest rates approximates its carrying amount and is included in Level 2 of the fair value hierarchy.

It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period.  For the six months ending June 30, 2016, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy.  No securities were transferred out of the Level 2 and into the Level 3 category during the six months ended June 30, 2016 or 2015.  The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable or the range of available independent prices narrow.  No securities were transferred out of the Level 3 category during the six months ended June 30, 2016 or 2015.  The changes in the carrying value of Level 3 assets and liabilities for the six months ended June 30, 2016 and 2015 are summarized as follows (in thousands):

Three Months Ended June 30, 2016
	Financial Assets		Financial Liabilities
		Total		Total
	CMOs	Level 3	Contingent	Level 3
	Commercial	Assets	Liability	Liabilities

Balance, beginning of period	$-	$-	$885	$885

Gains (losses) included in earnings:
Net realized investment gains (losses)	-	-	-	-

Sales of securities	-	-	-	-
Repayments and amortization of fixed maturities	-	-	-	-

Net unrealized gain included in accumulated other
comprehensive income (loss)	-	-	-	-

Balance, end of period	$-	$-	$885	$885

	Three Months Ended
	June 30, 2015
	Financial Assets
		Total
	CMOs	Level 3
	Commercial	Assets

Balance, beginning of period	$406	$406

Net unrealized gain included
in accumulated other
comprehensive income (loss)	87	87

Balance, end of period	$493	$493

	Six Months Ended June 30, 2016
	Financial Assets		Financial Liabilities
		Total		Total
	CMOs	Level 3	Contingent	Level 3
	Commercial	Assets	Liability	Liabilities

Balance, beginning of period	$478	$478	$885	$885

Gains (losses) included in earnings:
Net realized investment gains (losses)	141	141	-	-

Sales of securities	(471)	(471)	-	-
Repayments and amortization of fixed maturities	(30)	(30)	-	-

Net unrealized gain included in accumulated other
comprehensive income (loss)	(118)	(118)	-	-

Balance, end of period	$-	$-	$885	$885

	Six Months Ended
	June 30, 2015
	Financial Assets
		Total
	CMOs	Level 3
	Commercial	Assets

Balance, beginning of period	$381	$381

Net unrealized gain included
in accumulated other
comprehensive income (loss)	112	112

Balance, end of period	$493	$493

7.

Goodwill and Other Intangible Assets

The carrying amount of goodwill was $5,703,000 at both June 30, 2016 and December 31, 2015.

The change in the carrying amount of other intangible assets for the three months and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Balance, beginning of period	$13,086	$8,549	$13,327	$8,637
Additions	-	5,500	-	5,500
Amortization expense	(272)	(207)	(513)	(295)

Balance, end of period	$12,814	$13,842	$12,814	$13,842

8.

Related-Party Transactions

AMIC and its subsidiaries incurred expense of $378,000 and $209,000 for the three months ended June 30, 2016 and 2015, respectively, and $769,000 and $381,000 for the six months ended June 30, 2016 and 2015, respectively, from service agreements with IHC and its subsidiaries which is recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Income.  These payments reimburse IHC and its subsidiaries, at agreed upon rates including an overhead factor, for certain services provided to AMIC and its subsidiaries, including general management, corporate strategy, accounting, legal, compliance, underwriting, and claims.

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

9.

Reinsurance

Effective January 1, 2016, all of the in-force medical stop-loss business of Independence American produced by Risk Solutions was co-insured in connection with the Risk Solutions Sale and Coinsurance Transaction (see Note 3).  Stop-loss business produced by Risk Solutions was 100% co-insured, accordingly the Condensed Consolidated Statements of Income reflect the co-insurance effective January 1, 2016.  As a result of this transaction and the 100% co-insurance of stop-loss, amounts due from reinsurers increased to $36,161,000 at June 30, 2016.

The Company is contingently liable with respect to reinsurance in the unlikely event that the assuming reinsurers are unable to meet their obligations. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

10.

Share-Based Compensation

Total share-based compensation expense was $11,000 and $11,000 for the three months ended June 30, 2016 and 2015, respectively, and $21,000 and $22,000 for the six months ended June 30, 2016 and 2015, respectively.  Related tax benefits of $4,000 and $4,000 were recognized for the three months ended June 30, 2016 and 2015, respectively, and $7,000 and $8,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Stock Options

The following table summarizes information regarding outstanding and exercisable options as of June 30, 2016:

	Outstanding	Exercisable

Number of options	41,112	36,667
Weighted average exercise price per share	$9.07	$8.86
Aggregate intrinsic value of options	$636,000	$575,000
Weighted average contractual term remaining	4.21 years	3.76 years

The Company’s stock option activity for the six months ended June 30, 2016 is as follows:

	No. of	Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Balance, December 31, 2015	71,558	$8.88

Exercised	(30,446)	8.62

Balance, June 30, 2016	41,112	$9.07

No options were granted in 2016.

Compensation expense of $11,000 and $11,000 was recognized for the three months ended June 30, 2016 and 2015, respectively, and $21,000 and $22,000 for the six months ended June 30, 2016 and 2015, respectively, for the portion of the fair value of stock options vesting during that period.

As of June 30, 2016, there was approximately $19,000 of total unrecognized compensation expense related to non-vested options that will be recognized over the remaining requisite service periods.

11.

Income Taxes

The provision for income taxes shown in the Condensed Consolidated Statements of Income was computed based on the Company's actual results, which approximate the effective tax rate expected to be applicable for the balance of the current fiscal year.  As a result of the Risk Solutions Sale and Coinsurance Transaction (see Note 3), AMIC utilized approximately $109,770,000 of its operating loss carryforwards and made a corresponding adjustment to its valuation allowance.  At June 30, 2016, AMIC had remaining net operating loss carryforwards of approximately $147,550,000 for federal income tax purposes, which expire in varying amounts through the year 2028, with a significant portion expiring in 2020.  In the second quarter of 2016, the Company made a $3,000,000 tax payment to IHC in accordance with a tax sharing agreement.

The net deferred tax assets shown in the Condensed Consolidated Balance Sheets for the periods ending June 30, 2016 and December 31, 2015 are $14,723,000 and $13,944,000, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Internal Revenue Service ("IRS") has previously audited the Company’s 2003, 2004 and 2009 consolidated income tax returns and made no changes to the reported tax for those periods.  The IRS has not audited any of AMIC's tax returns for any of the years in which the losses giving rise to the NOL carryforward were reported.  Management believes that it is more likely than not that the Company will realize the benefits of these net deferred tax assets recorded at June 30, 2016.

12.

Subsequent Event

IHC intends to take AMIC private on or about August 31, 2016 by way of a statutory “short-form" merger.  As a result, IHC will indirectly own all of the outstanding shares of common stock of AMIC.

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

Overview

We are an insurance holding company engaged in the insurance and reinsurance business through our wholly owned insurance company, Independence American Insurance Company ("Independence American"), our wholly owned sales and marketing company, IHC Specialty Benefits, Inc. (“Specialty Benefits”), our wholly owned career sales agency, IPA Family LLC (“IPA Family”), our 92% owned consumer direct sales call center, IPA Direct, LLC (“IPAD”), our 80% owned agency, Global Accident Facilities, LLC (“GAF”), and our 51% owned lead generation agency, HealthInsurance.org (“HIO”).  On March 31, 2016, the Company sold IHC Risk Solutions, LLC (“Risk Solutions”), its wholly owned managing general underwriter of medical stop-loss insurance, and its 23% investment in Majestic Underwriters LLC.  In addition, under the purchase and sale agreement, all of the in-force medical stop-loss business of Independence American produced by Risk Solutions is 100% co-insured as of January 1, 2016.  Specialty Benefits, HIO, GAF, IPAD and IPA Family are collectively referred to as “our Agencies”.  Since November 2002, AMIC has been affiliated with Independence Holding Company ("IHC"), which owned approximately 91% of AMIC's stock as of June 30, 2016.  The senior management of IHC provides direction to the Company through a service agreement between the Company and IHC.  As of June 30, 2016, a significant amount of Independence American’s revenue was from reinsurance premiums.  The majority of these premiums are ceded to Independence American from IHC under reinsurance treaties to cede its gross medical stop-loss premiums written to Independence American.  In addition, Independence American assumes specialty health, New York State Disability Benefits Law ("DBL") and long-term disability (“LTD”) premiums from IHC, and assumes medical stop-loss premiums from unaffiliated carriers.  Independence American writes pet insurance, short-term medical, occupational accident, dental and other ancillary products.  Given its broad licensing, A- (Excellent) rating from A.M. Best Company, Inc. ("A.M. Best"), and that it is the only property and casualty (P&C) company in IHC, Independence American seeks opportunities to expand the distribution of P&C and specialty health products.

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

Independence American Insurance Company

Independence American, which is domiciled in Delaware, is licensed to write property and/or casualty insurance in all 50 states and the District of Columbia, and has an A- (Excellent) rating from A.M. Best.  We have been informed by A.M. Best that an A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of a company's financial condition and operating performance, and is also based upon factors relevant to policyholders, agents, and intermediaries, and is not directed towards protection of investors.  A.M. Best ratings are not recommendations to buy, sell or hold securities of the Company.  Independence American's unaudited statutory capital and surplus as of June 30, 2016 was $64,951,000.

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

The following is a summary of key performance information and events:

The results of operations for the three months and six months ended June 30, 2016 and 2015 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$29,446	$42,160	$58,848	$81,595
Expenses	27,384	40,681	56,136	79,718

Income from continuing operations before income taxes	2,062	1,479	2,712	1,877
Income taxes	669	527	903	667

Income from continuing operations	1,393	952	1,809	1,210

Income (loss) from discontinued operations, net of tax	22	(14)	113,987	499

Net income	1,415	938	115,796	1,709

Less: Net (income) loss attributable to the non-controlling interest	88	51	266	100

Net income attributable to American Independence Corp.	$1,327	$887	$115,530	$1,609

•

The book value of the Company increased to $27.30 per share at June 30, 2016 compared to $12.85 per share at December 31, 2015 as a result of the sale of Risk Solutions in the first quarter of 2016.

•

Income from continuing operations was $.16 per share, and $.19 per share diluted, for the three and six months ended June 30, 2016, respectively, compared to $.11 per share, and $.14 per share diluted, for the three and six months ended June 30, 2015, respectively.

•

At June 30, 2016, 100% of the Company's fixed maturities were investment grade.

•

Consolidated investment yields were 2.4% and 2.9% for the six months ended June 30, 2016 and 2015, respectively.

•

Premiums earned decreased 42% to $42.8 million for the six months ended June 30, 2016 compared to $73.4 million for the six months ended June 30, 2015, primarily due to a decrease in medical stop-loss premiums resulting from the sale of Risk Solutions and the exit from the medical stop-loss business, slightly offset by higher fully insured health premiums.

•

For the six months ended June 30, 2016, our Agencies generated revenues of $10.6 million compared to $6.7 million for the six months ended June 30, 2015.  Excluding revenue related to the consolidation of GAF totaling $4.0 million for the six months ended June 30, 2016 and $1.6 million for the six months ended June 30, 2015, total revenues increased $1.5 million due to higher revenues generated at HIO, IPA Family and Specialty Benefits.

•

Agency net loss decreased $1.5 million from a loss of $2.5 million for the six months ended June 30, 2015 to a loss of $1.0 million for the six months ended June 30, 2016 due to lower losses at IPA Family, IPAD and Specialty Benefits, and higher income at HIO.

•

Underwriting experience as indicated by GAAP Combined Ratios, on our two primary lines of business for the three months and six months ended June 30, 2016 and 2015, are as follows (in thousands):

▪ Fully Insured Health	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Premiums Earned	$19,074	$17,903	$37,815	$35,631
Insurance Benefits Claims and Reserves	11,143	10,982	25,198	21,075
Profit Commission Expense (Recovery)	8	(30)	19	(3)
Expenses	6,800	5,808	13,394	12,286

Loss Ratio(A)	58.4%	61.3%	66.6%	59.1%
Profit Commission Expense Ratio (B)	0.0%	-0.2%	0.1%	0.0%
Expense Ratio (C)	35.7%	32.4%	35.4%	34.5%
Combined Ratio (D)	94.1%	93.5%	102.1%	93.6%

▪ Group Disability	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Premiums Earned	$1,547	$1,381	$3,044	$2,860
Insurance Benefits Claims and Reserves	879	872	1,482	1,841
Expenses	491	445	963	861

Loss Ratio(A)	56.8%	63.1%	48.7%	64.4%
Expense Ratio (C)	31.7%	32.2%	31.6%	30.1%
Combined Ratio (D)	88.5%	95.3%	80.3%	94.5%

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

•

The Company recorded an increase in the loss ratio in the fully insured health line of business for the six months ended June 30, 2016 primarily due to a substantial increase in losses for the occupational accident business, partially offset by improved results in pet and international health business.  We are strategically evaluating the occupational accident line of business and taking steps to improve the underwriting results.

•

The Company experienced a decrease in the loss ratio for group disability for the six months ended June 30, 2016 as a result of lower losses for both the DBL and international line of LTD business.

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

Results of Operations for the Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015.

				Insurance
				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2016	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$1,114	1,049	176	1,486	103	-	$750
Fully Insured Health	19,074	-	392	11,143	6,808	-	1,515
Group Disability	1,547	-	33	879	491	-	210
Total Independence
American	21,735	1,049	601	13,508	7,402	-	2,475

Agencies	-	5,118	(33)	-	5,472	303	(690)
Corporate	-	-	587	-	699	-	(112)
Subtotal	$21,735	6,167	1,155	13,508	13,573	303	1,673

Net realized investment gains							389
Income from continuing operations before income taxes							2,062
Income taxes							(669)
Income from continuing operations							$1,393

				Insurance
				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2015	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$17,948	-	238	13,442	3,587	-	$1,157
Fully Insured Health	17,903	-	175	10,982	5,778	-	1,318
Group Disability	1,381	-	23	872	445	-	87
Total Independence
American	37,232	-	436	25,296	9,810	-	2,562

Agencies	-	4,232	24	-	4,963	217	(924)
Corporate	-	-	25	-	395	-	(370)
Subtotal	$37,232	4,232	485	25,296	15,168	217	1,268

Net realized investment gains							211
Income from continuing operations before income taxes							1,479
Income taxes							(527)
Income from continuing operations							$952

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

Prior to obtaining control, AMIC recorded its investment in GAF using the equity method.  AMIC recorded changes in its investment in GAF in the “Other income” line in the Condensed Consolidated Statements of Income.  Upon achieving control on April 30, 2015, GAF’s income and expense amounts became consolidated with AMIC’s results.  Accordingly, the individual line items on the Condensed Consolidated Statements of Income for six months ended June 2016 reflect six months of the operations of GAF and only two months of corresponding amounts for the six months ended June 30, 2015.  The individual line items on the Condensed Consolidated Statements of Income for three months ended June 2016 reflect three months of the operations of GAF and only two months of corresponding amounts for the three months ended June 30, 2015.

Premiums Earned.  Premiums earned decreased 42%, or $15,497,000 from 2015 to 2016. The Company currently has three lines of business.  Premiums relating to medical stop-loss business decreased $16,834,000 due to the sale of Risk Solutions and the exit from the medical stop-loss business.  Premiums relating to fully insured health (consisting of run-off major medical, short-term medical, dental, vision, gap, occupational accident, pet insurance, and international medical) increased $1,171,000.  The increase is primarily due to an increase in international medical and pet insurance premiums, offset by a decrease in major medical premiums.  Premiums relating to group disability increased $166,000.  For the three months ended June 30, 2016, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, approximately 28% of IHC’s medical stop-loss business, and 14% of certain of IHC’s group major medical business.  There were no significant changes to these percentages from the prior year.

Agency Income.  Agency income increased $1,455,000 from 2015 to 2016.  Excluding income related to the consolidation of GAF, totaling $1,981,000 for the three months ended June 30, 2016 and $1,139,000 for the three months ended June 30, 2015, total agency income increased $613,000.  In 2016, agency income consisted of commission income and other fees of $635,000, $480,000 and $1,981,000 from IPA Family, IPAD and GAF, respectively, and revenue of $240,000 and $1,758,000 from HIO and Specialty Benefits, respectively.  In 2015, agency income consisted of commission income and other fees of $481,000, $536,000 and $1,139,000 from IPA Family, IPAD and GAF, respectively, and revenue of $188,000 and $1,295,000 from HIO and Specialty Benefits, respectively.

Net Investment Income.  Net investment income increased $670,000 from 2015 to 2016 due to an increase in investable assets due to the sale of Risk Solutions, offset by a lower yield on those assets.  The consolidated investment yields were 2.1% and 2.7% for the three months ended June 30, 2016 and 2015, respectively.

Net Realized Investment Gains (Losses).  The Company recorded a net realized investment gain of $389,000 for the three months ended June 30, 2016, compared to a gain of $211,000 for the three months ended June 30, 2015.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $480,000 from 2015 to 2016 primarily due the amortization of a ceding commission paid to Independence American in connection with the Risk Solutions Sale and Coinsurance Transaction (see Note 3), offset by the recognition of a net gain of $503,000 relating to the acquisition of GAF in 2015.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 47%, or $11,788,000 from 2015 to 2016.  The decrease is primarily due to a decrease in medical stop-loss of $11,957,000 due to the sale of Risk Solutions and the exit from the medical stop-loss business.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $1,595,000 from 2015 to 2016.  Excluding expenses related to the consolidation of GAF, totaling $1,931,000 for the three months ended June 30, 2016 and $1,368,000 for the three months ended June 30, 2015, total selling, general and administrative expenses decreased $2,158,000.  The decrease is primarily due to lower commission expense of $3,358,000 at Independence American relating to the exit from the medical stop-loss business, offset by higher underwriting expense of $927,000 at Independence American due to a change in the mix of business and higher expenses of $377,000 at Specialty Benefits.

Amortization and Depreciation.  Amortization and depreciation expense increased $86,000 from 2015 to 2016 primarily due to the amortization of intangible assets recorded in connection with the consolidation of GAF.

Income Taxes.  The provision for income taxes increased $142,000 to $669,000, an effective rate of 32.4%, for the three months ended June 30, 2016, compared to $527,000, an effective rate of 35.6%, for the three months ended June 30, 2015.  Net income for the three months ended June 30, 2016 and 2015 includes a non-cash provision for federal income taxes of $441,000 and $492,000, respectively.  The state tax effective rate increased to 2.1% for the three months ended June 30, 2016, compared to 1.3% for the three months ended June 30, 2015 due to the mix of business by company and their respective state tax rates.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (loss) attributable to the non-controlling interest.  Net income (loss) attributable to the non-controlling interest increased $37,000 from 2015 to 2016.  The net income for the three months ended June 30, 2016 and 2015 relates to the 49% non-controlling interest in HIO, the 20% non-controlling interest in GAF, and the 8% non-controlling interest in IPAD.

Income from continuing operations.  Income from continuing operations increased to $1,393,000, or $.16 per share, diluted, for the three months ended June 30, 2016, compared to $952,000, or $.11 per share, diluted, for the three months ended June 30, 2015.

Results of Operations for the Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015.

				Insurance
				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2016	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$1,972	2,098	369	1,794	119	-	$2,526
Fully Insured Health	37,815	-	655	25,198	13,413	-	(141)
Group Disability	3,044	-	56	1,482	963	-	655
Total Independence
American	42,831	2,098	1,080	28,474	14,495	-	3,040

Agencies	-	10,642	(62)	-	11,020	583	(1,023)
Corporate	-	49	1,607	-	1,564	-	92
Subtotal	$42,831	12,789	2,625	28,474	27,079	583	2,109

Net realized investment gains							603
Income from continuing operations before income taxes							2,712
Income taxes							(903)
Income from continuing operations							$1,809

				Insurance
				Benefits,	Selling,
		Fees and	Net	Claims	General	Amortization
June 30,	Premiums	Other	Investment	and	and	and
2015	Earned	Income	Income	Reserves	Admin	Depreciation	Total
(In thousands)

Independence
American:
Medical stop-loss	$34,958	-	523	26,350	7,358	-	$1,773
Fully Insured Health	35,631	-	426	21,075	12,283	-	2,699
Group Disability	2,860	-	56	1,841	861	-	214
Total Independence
American	73,449	-	1,005	49,266	20,502	-	4,686

Agencies	-	6,710	33	-	8,895	332	(2,484)
Corporate	-	-	46	-	723	-	(677)
Subtotal	$73,449	6,710	1,084	49,266	30,120	332	1,525

Net realized investment gains							352
Income from continuing operations before income taxes							1,877
Income taxes							(667)
Income from continuing operations							$1,210

Premiums Earned.  Premiums earned decreased 42%, or $30,618,000 from 2015 to 2016. The Company currently has three lines of business.  Premiums relating to medical stop-loss business decreased $32,986,000 due to the sale of Risk Solutions and the exit from the medical stop-loss business.  Premiums relating to fully insured health (consisting of run-off major medical, short-term medical, dental, vision, gap, occupational accident, pet insurance, and international medical) increased $2,185,000.  The increase is primarily due to an increase in international medical and pet insurance premiums, offset by a decrease in major medical premiums.  Premiums relating to group disability increased $183,000.  For the six months ended June 30, 2016, Independence American assumed 10% of IHC’s short-term medical business, 20% of IHC’s DBL business, 8% of certain of IHC’s LTD business, approximately 28% of IHC’s medical stop-loss business, and 12% of certain of IHC’s group major medical business.  There were no significant changes to these percentages from the prior year.

Agency Income.  Agency income increased $4,478,000 from 2015 to 2016.  Excluding income related to the consolidation of GAF, totaling $4,049,000 for the six months ended June 30, 2016 and $1,139,000 for the six months ended June 30, 2015, total agency income increased $1,568,000.  In 2016, agency income consisted of commission income and other fees of $1,320,000, $1,012,000 and $4,049,000 from IPA Family, IPAD and GAF, respectively, and revenue of $647,000 and $3,566,000 from HIO and Specialty Benefits, respectively.  In 2015, agency income consisted of commission income and other fees of $846,000, $1,029,000 and $1,139,000 from IPA Family, IPAD and GAF, respectively, and revenue of $510,000 and $2,592,000 from HIO and Specialty Benefits, respectively.

Net Investment Income.  Net investment income increased $1,541,000 from 2015 to 2016 due to an increase in investable assets due to the sale of Risk Solutions, offset by a lower yield on those assets.  The consolidated investment yields were 2.4% and 2.9% for the six months ended June 30, 2016 and 2015, respectively.

Net Realized Investment Gains (Losses).  The Company recorded a net realized investment gain of $603,000 for the six months ended June 30, 2016, compared to a gain of $352,000 for the six months ended June 30, 2015.  The Company's decision as to whether to sell securities is based on management’s ongoing evaluation of investment opportunities and economic market conditions, thus creating fluctuations in realized gains or losses from period to period.

Other Income.  Other income increased $1,601,000 from 2015 to 2016 primarily due the amortization of a ceding commission paid to Independence American in connection with the Risk Solutions Sale and Coinsurance Transaction (see Note 3), offset by the recognition of a net gain of $503,000 relating to the acquisition of GAF in 2015.

Insurance Benefits, Claims and Reserves.  Insurance benefits claims and reserves decreased 42%, or $20,792,000 from 2015 to 2016.  The decrease is primarily due to a decrease in medical stop-loss of $24,556,000 due to the sale of Risk Solutions and the exit from the medical stop-loss business, and a decrease in assumed major medical of $1,855,000 due to lower premiums, offset by an increase in direct occupational accident of $4,627,000 due to higher claims and reserves on the line and an increase in Pets of $941,000 due to an increase in premiums.

Selling, General and Administrative.  Selling, general and administrative expenses decreased $3,041,000 from 2015 to 2016.  Excluding expenses related to the consolidation of GAF, totaling $3,816,000 for the six months ended June 30, 2016 and $1,368,000 for the six months ended June 30, 2015, total selling, general and administrative expenses decreased $5,489,000.  The decrease is primarily due to lower commission expense of $7,989,000 at Independence American relating to the exit from the medical stop-loss business, offset by higher underwriting expense of $2,003,000 at Independence American due to a change in the mix of business, higher expenses of $449,000 at Specialty Benefits and higher public accounting fees of $383,000.

Amortization and Depreciation.  Amortization and depreciation expense increased $251,000 from 2015 to 2016 primarily due to the amortization of intangible assets recorded in connection with the consolidation of GAF.

Income Taxes.  The provision for income taxes increased $236,000 to $903,000, an effective rate of 33.3%, for the six months ended June 30, 2016, compared to $667,000, an effective rate of 35.5%, for the six months ended June 30, 2015.  Net income for the six months ended June 30, 2016 and 2015 includes a non-cash provision for federal income taxes of $366,000 and $659,000, respectively.  The state tax effective rate increased to 3.3% for the six months ended June 30, 2016, compared to (1.1)% for the six months ended June 30, 2015 due to the mix of business by company and their respective state tax rates.  For as long as AMIC utilizes its NOL carryforwards, it will not pay any income taxes, except for federal alternative minimum taxes and state income taxes.

Net Income (loss) attributable to the non-controlling interest.  Net income (loss) attributable to the non-controlling interest increased $166,000 from 2015 to 2016.  The net income for the six months ended June 30, 2016 and 2015 relates to the 49% non-controlling interest in HIO, the 20% non-controlling interest in GAF, and the 8% non-controlling interest in IPAD.

Income from continuing operations.  Income from continuing operations increased to $1,809,000, or $.19 per share, diluted, for the six months ended June 30, 2016, compared to $1,210,000, or $.14 per share, diluted, for the six months ended June 30, 2015.

LIQUIDITY

Independence American

Independence American principally derives cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of fixed income securities; and (iii) earnings on investments and other investing activities.  Such cash flow is partially used to finance liabilities for insurance policy benefits and reinsurance obligations.

Corporate

Corporate derives cash flow funds principally from: dividends and tax payments from its subsidiaries and investment income from corporate liquidity.  The ability of Independence American to pay dividends to its parent company is governed by Delaware insurance laws and regulations; otherwise, there are no regulatory constraints on the ability of any of our subsidiaries to pay dividends to its parent company.  For the six months ended June 30, 2016, our Agencies did not pay any dividends to Corporate.

Cash Flows

The Company had $7.8 million and $4.9 million of cash and cash equivalents as of June 30, 2016 and December 31, 2015,

respectively.

For the six months ended June 30, 2016, $9.6 million of cash was utilized by operating activities, whereas investing activities provided the Company with $13.4 million of cash.  Financing activities utilized $0.9 million for the period.

At June 30, 2016, the Company had $47.5 million of policy benefits and claims that it expects to pay out of current assets and cash flows from future business.  If necessary, the Company could utilize the cash received from maturities and repayments of its fixed maturity investments if the timing of claim payments associated with the Company's policy benefits and claims does not coincide with future cash flows.

The Company believes it has sufficient cash to meet its currently anticipated business requirements over the next twelve months including working capital requirements and capital investments.

BALANCE SHEET

Total investments, net of amounts due to/from brokers, increased $117,099,000 to $210,272,000 during the six months ended June 30, 2016 from $93,173,000 at December 31, 2015, primarily due to the sale of Risk Solutions.

The Company had receivables from reinsurers of $36,161,000 at June 30, 2016.  Substantially all of the business ceded to such reinsurers is of short duration.  All of such receivables are either due from related parties, highly rated companies or are adequately secured.  No allowance for doubtful accounts was deemed necessary at June 30, 2016.

The Company's future policy benefits and claims liabilities by line of business are as follows (in thousands):

	Total Future Policy Benefits
	and Claims Liabilities
	June 30,	December 31,
	2016	2015

Medical Stop-Loss	$23,184	$23,257
Fully Insured Health	22,688	18,495
Group Disability	1,640	2,012

	$47,512	$43,764

The increase in total policy benefits and claims of $3,748,000 is primarily attributable to an increase in claims for occupational accident, offset by a decrease in group disability.

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

The $117,718,000 increase in AMIC’s stockholders' equity in the first six months of 2016 is primarily due to income from discontinued operations of $113,987,000 resulting from the sale of Risk Solutions, income from continuing operations of $1,809,000, and an increase in net unrealized gains on investments, net of taxes of $1,937,000.  The increase in net unrealized gains on investments is due to a decrease in interest rates, which increased the value of the Company’s bond portfolio.

Asset Quality and Investment Impairments

The nature and quality of insurance company investments must comply with all applicable statutes and regulations, which have been promulgated primarily for the protection of policyholders.  The Company's gross unrealized losses on available-for-sale securities totaled $427,000 at June 30, 2016.  Additionally, 100% of the Company’s fixed maturities were investment grade.  The Company marks all of its available-for-sale securities to fair value through accumulated other comprehensive income or loss.  Higher grade investments tend to carry less default risk and, therefore, lower interest rates than other types of fixed maturity investments.  The Company does not have any non-performing fixed maturity investments at June 30, 2016.

The Company reviews its investments regularly and monitors its investments continually for impairments.  There were no realized losses for other-than-temporary impairments recorded for the six months ended June 30, 2016 and 2015.  The following table summarizes the carrying value of securities with fair values less than 80% of their amortized cost at June 30, 2016 by the length of time the fair values of those securities were below 80% of their amortized cost (in thousands):

		Greater than	Greater than
		3 months,	6 months,
	Less than	less than	less than	Greater than
	3 months	6 months	12 months	12 months	Total

Fixed maturities	$-	$172	$-	$-	$172

The unrealized losses on all available-for-sale securities have been evaluated in accordance with the Company's impairment policy and were determined to be temporary in nature at June 30, 2016.  In 2016, the Company recorded $2,980,000 of net unrealized gains on available-for-sale securities, pre-tax, in other comprehensive income (loss).  From time to time, as warranted, the Company may employ investment strategies to mitigate interest rate and other market exposures.  Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Company may incur additional write-downs.

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

OUTLOOK

For the balance of 2016, we anticipate:

•

A continued decrease in premiums and earnings due to exiting the medical stop-loss business as a result of the closing of the Risk Solutions Sale and Coinsurance Transaction.

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

•

If a rule proposed by certain departments of the federal government is enacted as published, the duration of short-term medical (“STM”) products may be regulated by the federal government.  We do not anticipate any negative impact from this proposed rule in 2016, and we believe if it is adopted that we may see a shift in sales in 2017 from STM and to our hospital indemnity products, which may benefit AMIC overall.

•

Increasing retention in our group disability lines of business.  We expect a continuation of the increase in group long-term and short-term disability products driven by higher retention amounts and a full year of premiums generated by a relatively new distribution partnership.

•

Continued evaluation of strategic transactions.  As a result of the sale of Risk Solutions, we have significant cash.  We plan to redeploy some of this cash in making investments and acquisitions to bolster existing or new lines of business.  Specialty Benefits has made two minority investments in call centers that have begun writing substantially all of their specialty health business with carriers affiliated with IHC.  We are currently negotiating a similar transaction, which we anticipate could close this year.

•

Continued focus on administrative efficiencies.

•

We anticipate that IHC will take AMIC private on August 31, 2016.

On March 31, 2016, IHC and its subsidiary Independence American Holdings Corp. sold the stock of Risk Solutions.  In addition, under the purchase and sale agreement, all of the in-force medical stop-loss business of Standard Security Life and Independence American produced by Risk Solutions was co-insured by Westport as of January 1, 2016.  The aggregate purchase price was $152.5 million in cash, subject to adjustments and settlements.  This transaction resulted in a gain on the sale estimated at approximately $114 million.  As a result of the transaction, AMIC is highly liquid and has excess capital, however, its Medical Stop-Loss line of business is in run-off, which will have a negative impact on future earnings.

IHC intends to take AMIC private on or about August 31, 2016 by way of a statutory “short-form" merger.  As a result, IHC will indirectly own all of the outstanding shares of common stock of AMIC.

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

The expected change in fair value as a percentage of the Company's fixed income portfolio at June 30, 2016 given a 100 to 200 basis point rise or decline in interest rates is not materially different than the expected change at December 31, 2015 included in Item 7A of the Company's Annual Report on Form 10-K.

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

As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2015, management concluded that there were material weaknesses in internal control over financial reporting for income taxes.  Management determined that we did not maintain effective controls over the accounting for and disclosures of technical accounting matters as they relate to income taxes.  Specifically, we did not have (i) sufficient tax accounting resources with adequate knowledge of the Company’s process and controls over financial reporting related to income taxes to effectively design, operate, and document controls over accounting for income taxes, (ii) an adequate risk assessment process related to income tax accounting to identify and appropriately account for income taxes associated with significant, non-routine transactions and (iii) effective process level controls over completeness, existence, accuracy and disclosure of deferred tax balances.

Plan for Remediation of Material Weaknesses

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

Changes in Internal Control Over Financial Reporting

There has been no change in AMIC’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, AMIC's internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In November 2012, the Board of Directors of AMIC authorized the repurchase of up to 962,886 shares of AMIC’s common stock.  The repurchase program may be discontinued or suspended at any time.  As of June 30, 2016, 500,000 shares were still authorized to be repurchased under the program.  There were no share repurchases during the quarter ended June 30, 2016.

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

AMERICAN INDEPENDENCE CORP.

(Registrant)

/s/ Roy T.K. Thung Roy T.K. Thung Chief Executive Officer	Date:	August 15, 2016

/s/ Teresa A. Herbert Teresa A. Herbert Chief Financial Officer and Senior Vice President	Date:	August 15, 2016